Form 10-K
period 1993-12-31
FERRO CORP
filed 1994-03-30
CIK 35214

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ............ to ............

Commission file number 1-584

                            FERRO CORPORATION
An Ohio Corporation       1000 LAKESIDE AVENUE        I.R.S. No. 34-0217820
                          CLEVELAND, OHIO 44114

              Registrant's telephone number, including area code:
                               216-641-8580

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                       Title of Class                 on which registered
                 ---------------------------         ---------------------
                 Shares of Common Stock of
                 the Par Value of $1.00 each       New York Stock Exchange

                 Common Stock Purchase Rights      New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                    11-3/4% Debentures due October 15, 2000

                       7-5/8% Debentures due May 1, 2013

                   Series A ESOP Convertible Preferred Stock,
                               without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES __X__     NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 25, 1994, there were 29,229,116 shares of Ferro Common Stock, Par Value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's common stock held by nonaffiliates was $1,002,186,065.
 -------------
                 An Exhibit Index listing all Exhibits hereto is found on page 27 hereof. This Form 10-K (including all Exhibits hereto and all other documents filed herewith) consists of 73 pages.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of Annual Report to Shareholders for the Year Ended December 31, 1993 (Incorporated into Parts I, II and IV of this Form 10-K)

Portions of Ferro Corporation's Proxy Statement dated March 14, 1994 (Incorporated into Parts II and III of this Form 10-K)

                                     PART I
                                     ------
ITEM 1 Business
- ---------------

                 Ferro Corporation ("Ferro"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of specialty materials by organic and inorganic chemistry for industry. It operates (either directly or through wholly owned subsidiaries or partially owned affiliates) in 22 countries worldwide. Ferro produces a variety of specialty coatings, specialty colors, specialty chemicals, specialty ceramics, specialty plastics and related products and services. Ferro's most important product is frit produced for use in porcelain enamels and ceramic glazes.

                 Most of the products produced by Ferro are classified as specialty materials, rather than commodities, because they are formulated or designed to perform a specific and important function in the manufacturing processes of Ferro customers or in their end products. These specialty materials are not sold in the high volume normally associated with commodity businesses.

                 Ferro specialty materials require a high degree of technical service on an individual customer basis. The value of these specialty materials stems not just from their raw materials composition, but from the result and performance they achieve in actual use.

        A further description of Ferro's business, its principal products, their markets and applications is contained under all headings on pages 4 through 13 of Ferro's 1993 Annual Report to Shareholders which is attached hereto as Exhibit 13 (the "Annual Report"). The information contained under the aforementioned headings on pages 4 through 13 of the Annual Report (excluding those pages on which only pictures appear and the pictures and text describing such pictures on pages 7, 9, 11, and 13) is incorporated herein by reference. Information concerning Ferro's business during 1993, 1992, and 1991 and certain transactions consummated during those years is included under the heading "Management's Discussion and Analysis" on pages 15 through 20 of the Annual Report and in Note 6 to Ferro's Consolidated Financial Statements, which are included in the Annual Report. Note 6 appears at page 29 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's industry segments, including financial information relating thereto, is set forth in Note 11 to Ferro's Consolidated Financial Statements, which appears on pages 33 through 35 of the Annual Report and is incorporated herein by reference.

                 Raw Materials
                 -------------

                 For the most part the raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 1993 and does not anticipate such shortages in 1994.

                 Patents and Licenses
                 --------------------

                 Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not consider that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2010.

                 Ferro does not hold any licenses, franchises or concessions which it considers to be material.

                 Customers
                 ---------

                 Ferro does not consider that a material part of its business is dependent on any single customer or group of customers.


                 Backlog of Orders
                 -----------------

                 In general there is no significant lead time between order and delivery in any of Ferro's business segments. As a result, Ferro does not consider that the dollar amount of backlog of orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal.

                 Competition
                 -----------

                 With respect to most of its products, Ferro competes with a substantial number of companies, none of which is dominant. An exception is frit, as to which Ferro believes that it is the largest worldwide supplier. The details of foreign competition necessarily vary with respect to each foreign market.

                 Because of the specialty nature of Ferro's products, product performance characteristics and customer service are the most important components of the competition which Ferro encounters in the sale of nearly all of its products. However, in some of the markets served by Ferro, strong price competition is encountered from time to time.

                 Research and Development
                 ------------------------

                 A substantial number of Ferro's employees are involved in technical activities concerned with products required by the ever-changing markets of its customers. Laboratories are located at each of Ferro's major subsidiaries around the globe, where technical efforts are applied to the customer and market needs of that geographical area. In the United States, laboratories are maintained in each of its divisions. Backing up these divisional customer services laboratories is Corporate research activity involving approximately 52 scientists and support personnel in the Cleveland area.

                 Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $19,334,000, $15,440,000, and $17,643,000 in 1993, 1992 and 1991, respectively. Expenditures for individual customer requested research and development were not material.

                 Environmental Matters
                 ---------------------

                 Ferro's manufacturing facilities, like those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to plant wastes and emissions. In general, Ferro believes that it is in substantial compliance with the environmental regulations to which its operations are subject and that, to the extent Ferro may not be in compliance with such regulations, such non-compliance has not had a material adverse effect on Ferro. Moreover, while Ferro has not generally experienced substantial difficulty in complying with environmental requirements, compliance has required a continuous management effort and significant expenditures.

                 Ferro and its international subsidiaries authorized approximately $8,970,000, $9,622,000 and $3,287,000 in capital expenditures for environmental control during 1993, 1992 and 1991, respectively. Three major projects accounted for the high level of environmental control capital expenditures in 1992. They were:


         a.      Wastewater treatment plant at a Ferro chemical
                 facility in Bedford, Ohio                                               $2,700,000

         b.      Bulk Unloading/Loading Stations for spill
                 containment at a Ferro chemical facility in
                 Hammond, Indiana                                                           900,000

         c.      Scrubbers at the Ferro facility in Taiwan                                2,100,000
                                                                                          ---------

                            Total -- Major Projects (1992)                               $5,700,000


Three major projects accounted for the high level of environmental control capital expenditures in 1993. They were:

         a.      Wastewater treatment plant at a Ferro chemical
                 facility in France                                                      $2,300,000

         b.      Replacement of underground tank farms at a Ferro
                 chemical facility in Bedford, Ohio                                       1,600,000

         c.      Scrubbers at a Ferro facility in Brazil                                  1,400,000
                                                                                         ----------

                 Total -- Major Projects (1993)                                          $5,300,000


                 During 1993, the Company became involved in two separate environmental claims regarding Keil Chemical, a production facility owned and operated by Ferro in Hammond, Indiana. The Company has been named as one of several defendants, including three local municipalities, one local government agency (a sewer district) and four other area industrial concerns in a suit filed by the United States Environmental Protection Agency alleging violation of the Clean Water Act and the River and Harbors Act. The suit was filed in the Federal District Court for the Northern District of Indiana on August 2, 1993. The suit alleges violation of pre-treatment requirements for removal of pollutants prior to discharge of wastewater into the Grand Calumet and Little Calumet Rivers. Relief sought includes orders to comply with environmental regulations, civil penalties of up to $25,000 per day for each violation, and contribution to the cost of removing contaminated sediments from the west branch of the Grand Calumet River. The Company believes it is in substantial compliance with applicable law and intends to vigorously defend this litigation. However, the Company will also explore settlement possibilities, and if it is more economical to settle than to defend, the Company will pursue that course of action.

                 In a separate matter, in late July 1993, the United States Environmental Protection Agency, the Indiana Department of Environmental Management and the Hammond Department of Environmental Management alleged violation of air emission regulations by the Keil Chemical facility. The allegations relate to materials used in the manufacture of flame retardants. The notices from the governmental authorities threaten the possibility of proceedings to suspend operations in the manufacture of flame retardants and threaten civil penalties of up to $25,000 per day of violation. The Company has voluntarily commenced a capital program, estimated to cost $3.0 million, to reduce air emissions related to its flame retardant process at Keil Chemical and in consultation with the agencies, has taken interim measures to reduce air emissions pending completion of the capital program. The Company has been working with the appropriate environmental agencies and is exploring whether the agencies' claims can be settled on reasonable terms. If reasonable settlement cannot be reached, the Company intends to vigorously defend against the agencies' claims.

                 Employees
                 ---------

                 At December 31, 1993, Ferro employed approximately 6,627 full-time employees, including 4,325 employees in its foreign subsidiaries and affiliates and 2,302 in the United States.

                 Set forth below is a table of union contracts showing name of union, expiration date of union agreement, number of employees covered by the union agreement, and percentage of United States work force covered by the union agreement.

                                                                                       Percentage of
                                           Expiration            Number of               Domestic
Name of Union                                 Date               Employees              Work Force
- -------------                              ----------            ---------             -------------
Glass, Pottery, Plastics
& Allied Workers Int'l
Union

      -- Local #274-Louthan                  10/12/95                61                   2.6%
                   -Porcelain                 6/24/96                57                   2.3%


      -- Local #207-A-Cesco                   12/1/95                53                   2.3%


United Glass & Ceramics
Workers of North America
      -- Local #501-Nashville                 4/22/97               107                   4.6%

Laborers' International
Union of North America
      -- Local #498-Orrville                 12/10/96                12                   0.5%

International Union, United
Automobile, Aerospace &
Agricultural Implement
Workers of America
      --  Local #52-Plymouth                 12/11/96                19                   0.8%

United Steel Workers of
America
      --  Local #1170                        10/12/95               165                   7.2%
             Cleveland
      --  Local #4084-Pittsburgh              2/28/96                18                   0.8%

Allied Industrial Workers
      --  Local #243-Bedford                   9/6/94                59                   2.6%
                                                                    ----                 -----

                                                                    551                  23.9%



                 As indicated by the foregoing table, only 2.6% of Ferro's domestic work force is affected by union agreements which expire in 1994.

                 Foreign Operations
                 ------------------

                 Financial information about Ferro's domestic and foreign operations is set forth under the heading "Geographic Operating Data" on page 35 of the Annual Report and is incorporated herein by reference.

                 Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

                 Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, Canada, England, France, Germany, Holland, Italy, Mexico, New Zealand, Spain and Taiwan. Partially-owned affiliates manufacture in Ecuador, Indonesia, Italy, Japan, Portugal, Taiwan, Thailand, Turkey and Venezuela.

                 Foreign operations (excluding Canada) accounted for 50% of the consolidated net sales and 57% of Ferro's consolidated operating income for the fiscal year 1993; comparable amounts for the fiscal year 1992 were 55% and 74% and for fiscal year 1991 were 55% and 159%. The split of operating income between foreign and domestic operations in 1991 was skewed heavily against domestic results due to the one time restructuring charge.

                 Except for the sales of Ferro Enamel Espanola S.A. (Spain), Ferro France, S.a R.L. (France), Ferro Chemicals S.A. (France), Ferro
(Holland) B.V., Ferro Mexicana S.A. de C.V. (Mexico), Ferro (Great Britain) Ltd., Ferro Industrial Products Limited (Taiwan), Ferro Toyo Co., Ltd. (Taiwan) and Metal Portuguesa S.A. (Portugal), the sales of each of Ferro's subsidiaries are principally for delivery in the country in which the subsidiary is located. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro specialty products to the entire European Community market.

                 Ferro receives technical service fees and/or royalties from many of its foreign subsidiaries. Under historical practice, as a matter of general corporate policy, the foreign subsidiaries were normally expected to remit a portion of their annual earnings to the parent by way of dividends. Under current practice, earnings of the Company's European subsidiaries are being reinvested in European operations. Several of the countries where Ferro has subsidiaries control the transfer of currency out of the country, but in recent years Ferro has been able to receive such remittances without material hindrance from foreign government restrictions. To the extent earnings of foreign subsidiaries are not remitted to Ferro, such earnings are intended to be indefinitely invested in those subsidiaries.

ITEM 2   Properties
- -------------------

                 Ferro's research and development center is located in leased space in Cleveland, Ohio. The corporate headquarters office is located at 1000 Lakeside Avenue, Cleveland, Ohio, and such property is owned by the Company. The business segments in which Ferro's plants are used and the locations of the principal manufacturing plants it owns in the United States are as follows:
Coatings, Colors and Ceramics -- Cleveland, Ohio, Lake Park, Florida, Nashville, Tennessee, Pittsburgh, Pennsylvania, Toccoa, Georgia, Orrville, Ohio, Penn Yan, New York, East Liverpool, Ohio, Crooksville, Ohio, and East Rochester, New York; Plastics -- Plymouth, Indiana, Evansville, Indiana, Stryker, Ohio, Edison, New Jersey and South Plainfield, New Jersey; Chemicals
- -- Bedford, Ohio, Hammond, Indiana and Baton Rouge, Louisiana. In addition, Ferro leases manufacturing facilities in Santa Barbara, California (Coatings); Schaumburg, Illinois (Plastics) and Lake Park, Florida (Coatings).

                 Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, Canada, France, Germany, Indonesia, Italy, Japan, Mexico, the Netherlands, Portugal, Spain, Taiwan, Thailand and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Italy, the Netherlands and New Zealand. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

                 Ferro believes that all of the foregoing facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3   Legal Proceedings
- --------------------------

                 The information set forth in Note 7 to Ferro's Consolidated Financial Statements on page 29 of the Annual Report is incorporated herein by reference.

                 Information regarding certain legal proceedings with respect to environmental matters is contained under Part I of this Annual Report on Form 10-K.

         The law firm of Squire, Sanders & Dempsey, of which Paul B. Campbell is a partner, provided legal services to Ferro in 1993 and Ferro plans to continue the use of such firm in 1994. Mr. Campbell is the Secretary and a Director of Ferro.

ITEM 4   Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

                 No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

                 Executive Officers of the Registrant
                 ------------------------------------

                 There is set forth below the name, age, positions and offices held by each of Ferro's executive officers as of March 15, 1994 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

         Albert C. Bersticker - 59
                 President and Chief Executive Officer, 1991
                 President and Chief Operating Officer, 1988

         Werner F. Bush - 54
                 Executive Vice President and Chief Operating Officer, 1993 Senior Vice President, Coatings, Colors and Ceramics, 1991 Group Vice President, Coatings, Colors and Electronic
                   Materials, 1988

         David G. Campopiano - 45
                 Vice President, Corporate Development, 1989
                 Senior Vice President, Prescott, Ball & Turben, Inc., 1987

         Frank A. Carragher - 62
                 Senior Vice President, Chemicals and Polymers, 1991 Group Vice President, Chemicals, 1979

         R. Jay Finch - 52
                 Vice President, Specialty Plastics, 1991
                 Vice President and General Manager, Plastics & Rubber Division,
                   Mobay Corporation, 1984

         James F. Fisher - 56
                 Senior Vice President, Coatings, Colors and Ceramics, 1993 Group Vice President, International, 1991
                 Vice President, International, 1988

         D. Thomas George - 46
                 Treasurer, 1991
                 Director, Treasury Operations, 1989
                 Area Controller, Latin America and Far East, 1988

         Marino Lopez-Vega - 52
                 Vice President, Frit, 1992
                 Managing Director of Ferro Spain, 1984

         Hector R. Ortino - 51
                 Executive Vice President and Chief Financial-Administrative
                  Officer, 1993
                 Senior Vice President and Chief Financial Officer, 1991 Vice President, Finance and Chief Financial Officer, 1987

         Richard C. Oudersluys - 55
                 Vice President, Pigments and Glass/Ceramics Colorants, 1992 General Manager, Color Division, 1987

         Robert E. Price - 55
                 Vice President, International, 1993
                 Managing Director, Asia-Pacific, 1989
                 President, Ferro Far East Ltd., 1987

         Thomas O. Purcell, Jr. - 50
                 Vice President, Research and Development, 1991
                 Associate Director Research, Plastics, 1990
                 Manager, Technology Assessment Operation, General Electric
                   Plastics, 1988

         Gary H. Ritondaro - 47
                 Vice President, Finance, 1993
                 Vice President, Controller, 1991
                 Controller, 1986



                                    PART II
                                    -------

ITEM 5   Market for Registrant's Common Equity and Related
         Stockholder Matters
- ----------------------------------------------------------

                 Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders thereof is set forth under the heading "Quarterly Data" on page 38 of the Annual Report. Said information is incorporated herein by reference. Information concerning dividend restrictions is contained in Note 3 to Ferro's Consolidated Financial Statements on pages 26 and 27 of the Annual Report and said information is incorporated herein by reference.


ITEM 6   Selected Financial Data
- --------------------------------

                 The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data" on pages 36 and 37 of the Annual Report is incorporated herein by reference.

ITEM 7   Management's Discussion and Analysis of Financial
         Conditions and Results of Operation
- ----------------------------------------------------------

                 The information contained under the heading "Management's Discussion and Analysis" on pages 15 through 20 of the Annual Report is incorporated herein by reference.


ITEM 8   Financial Statements and Supplementary Data
- ----------------------------------------------------

                 The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 21 through 35, inclusive, of the Annual Report, including the Notes to Consolidated Financial Statements, are incorporated herein by reference.


ITEM 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
- ------------------------------------------------------------------------

                 There are no such changes or disagreements.


                                    PART III
                                    --------

ITEM 10  Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

                 The information regarding directors of Ferro contained under the headings "Election of Directors" and "Certain Matters Pertaining to the Board of Directors" on pages 1 through 9, inclusive, of Ferro's Proxy Statement dated March 14, 1994 is incorporated herein by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11  Executive Compensation
- -------------------------------

                 The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 15 through 20, inclusive, of Ferro's Proxy Statement dated March 14, 1994 and is incorporated herein by reference.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

                 The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" on pages 1 through 8 of Ferro's Proxy Statement dated March 14, 1994 and is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions
- -------------------------------------------------------

                 There are no relationships or transactions that are required to be reported.




                                    PART IV
                                    -------

ITEM 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K
- ------------------------------------------------------------

         1.      Documents filed as part of this Annual Report on Form 10-K

         (a) The following Consolidated Financial Statements of Ferro Corporation and its subsidiaries, contained on pages 21 through 35, inclusive, of the Annual Report are incorporated herein by reference:

         Consolidated Statements of Income for the Years ended December 31, 1993, 1992 and 1991

         Consolidated Balance Sheets at December 31, 1993 and 1992

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows for the Years ended December 31, 1993, 1992 and 1991

         Notes to Consolidated Financial Statements

         (b) Financial Statement Schedules V, VI, VIII, IX and X, together with the independent Auditor's Report thereon, are contained on pages F-1 through F-7 of this Annual Report on Form 10-K.

         (c)     Exhibits

                 (3)     Articles of Incorporation and by-laws

                         (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1989, which Exhibit is incorporated herein by reference.)

                         (b) Amended Code of Regulations. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1987, which Exhibit is incorporated herein by reference.)

                 (4) Instruments defining rights of security holders, including indentures

                         (a) Revolving Credit Agreement by and between Ferro and four commercial banks dated August 22, 1990. (Reference is made to Exhibit 10 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1990, which Exhibit is incorporated herein by reference.)

                         (b) Amendment Number 1 dated May 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(1) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated herein by reference.)

                         (c) Amendment Number 2 dated July 30, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(2) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated herein by reference.)

                         (d) Amendment Number 3 dated December 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is hereby made to Exhibit 4 to Ferro Corporation's Form 10-K for the year ended December 31, 1991, which Exhibit is incorporated herein by reference.)

                         (e) Amendment Number 4 dated July 21, 1992, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is hereby made to Exhibit 4 to Ferro Corporation's Form 10-Q for the three months ended June 30, 1992, which Exhibit is incorporated herein by reference.)

                         (f) Amendment Number 5 dated April 20, 1993, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is hereby made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993, which Exhibit is incorporated herein by reference.)

                         (g) The rights of the holders of Ferro's 11-3/4% Debentures due October 15, 2000 are described in the form of Indenture filed as Exhibit 4(b) to Amendment No. 1 to the Registration Statement on Form S- 3 filed with the Commission on October 8, 1985 (Registration No. 33-529). Said Exhibit is incorporated herein by reference.

                         (h) Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 21, 1986. (Reference is made to Exhibit 1.2 to the Registration Statement on Form 8-A dated March 26, 1986, which Exhibit is incorporated herein by reference.)

                         (i) Amendment No. 1 to Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 31, 1989. (Reference is made to Exhibit 1 to Form 8-K filed with the Commission on March 31, 1989, which Exhibit is incorporated herein by reference.)

                         (j) The rights of the holders of Ferro's Debt Securities to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as Exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993. Said
                                 Exhibit is incorporated herein by reference.

                 (10)    Material Contracts

                         (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 11 through 13 of the Proxy Statement dated March 14, 1994. Said description is incorporated herein by reference.

                         (b) Key elements of Ferro's Performance Share Plan are set forth under the heading "Performance Share Plan Awards" on pages 15, note 1, 17 and 18 of Ferro Corporation's Proxy Statement dated March 15, 1993. Said description is incorporated herein by reference.

                         (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated herein by reference.)

                         (d) Ferro's 1985 Employee Stock Option Plan for Key Personnel (Amended and Restated). (Reference is hereby made to Exhibit A to Ferro Corporation's Proxy Statement dated March 11, 1991, which Exhibit is hereby incorporated by reference.)

                         (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date).  (Reference is hereby made to Exhibit
                                 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

                         (f) Form of Executive Employment Agreement (adopted October 1, 1991 for use from and after that date). (Reference hereby is made to Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1991, which
                                 Exhibit is incorporated herein by reference.)

                         (g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements. A copy of such Schedule I is attached hereto as Exhibit 10.

                         (h)     Agreement between Ferro Corporation and Frank
                                 A. Carragher dated October 18, 1993 is
                                 attached hereto as Exhibit 10.1.

                 (11)    Statement Regarding Computation of Earnings Per Share.

                 (12)    Ratio of Earnings to Fixed Charges.

                 (13) Annual Report to Shareholders for the year ended December 31, 1993.

                 (21)    List of Subsidiaries.

                 (23) Consent of KPMG Peat Marwick to the incorporation by reference of their audit report on the Consolidated Financial Statements contained in the Annual Report into Ferro's Registration Statements on Form S-8 Registration Nos. 2-61407, 33-28520 and 33-45582 and
                         Ferro's Registration Statement on Form S-3
                         Registration No. 33-51284.


         2. No reports on Form 8-K were filed for the three months ended December 31, 1993.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FERRO CORPORATION

                                      By  /s/Albert C. Bersticker
                                          -----------------------------------
                                          Albert C. Bersticker, President and
                                          Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 28th day of March, 1994.

/s/Albert C. Bersticker                                     President and Chief Executive
- -----------------------------------------------------
Albert C. Bersticker                                        Officer and Director
                                                            (Principal Executive Officer)

/s/Hector R. Ortino                                         Executive Vice President and Chief
- -----------------------------------------------------
Hector R. Ortino                                            Financial-Administrative Officer and Director
                                                            (Principal Financial Officer)

/s/Gary H. Ritondaro                                        Vice President, Finance
- -----------------------------------------------------
Gary H. Ritondaro                                           (Principal Accounting Officer)

/s/Paul S. Brentlinger                                      Director
- -----------------------------------------------------
Paul S. Brentlinger

/s/Glenn R. Brown                                           Director
- -----------------------------------------------------
Glenn R. Brown

/s/Werner F. Bush                                           Director
- -----------------------------------------------------
Werner F. Bush

/s/William E. Butler                                        Director
- -----------------------------------------------------
William E. Butler

/s/Paul B. Campbell                                         Director
- -----------------------------------------------------
Paul B. Campbell

/s/A. James Freeman                                         Director
- -----------------------------------------------------
A. James Freeman


/s/John C. Morley                                           Director
- -----------------------------------------------------
John C. Morley

/s/Kevin O'Donnell                                          Director
- -----------------------------------------------------
Kevin O'Donnell

/s/Adolph Posnick                                           Director
- -----------------------------------------------------
Adolph Posnick

/s/Rex A. Sebastian                                         Director
- -----------------------------------------------------
Rex A. Sebastian

/s/Dennis W. Sullivan                                       Director
- -----------------------------------------------------
Dennis W. Sullivan

FERRO CORPORATION AND SUBSIDIARIES

Supporting Schedules to
Consolidated Financial Statements and Schedules

Submitted in Response to Part IV -- Form 10-K

December 31, 1993, 1992 and 1991

  KPMG  PEAT MARWICK

        CERTIFIED PUBLIC ACCOUNTANTS

        1500 National City Center
        1800 East Ninth Street
        Cleveland, OH  44114-3495




                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------





    The Shareholders and Board of Directors
    Ferro Corporation:

    Under date of January 27, 1994, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three- year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the accompanying table of contents. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


    /s/  KPMG PEAT MARWICK


    Cleveland, Ohio
    January 27, 1994

                       FERRO CORPORATION AND SUBSIDIARIES

                               Table of Contents
                               -----------------



    Financial Statements
    --------------------
    Audited

       Consolidated Balance Sheets -
         December 31, 1992 and 1991

       Consolidated Statements of Income -
         Years ended December 31, 1993, 1992, and 1991

       Consolidated Statements of Shareholders' Equity -
         Years ended December 31, 1993, 1992, and 1991

       Consolidated Statements of Cash Flows -
         Years ended December 31, 1993, 1992, and 1991

       Notes to Consolidated Financial Statements -
         December 31, 1993, 1992, and 1991

    Schedules
    ---------
       Plant and Equipment  -
         Years ended December 31, 1993, 1992, and 1991          Schedule V

       Accumulated Depreciation of Plant and Equipment -
         Years ended December 31, 1993, 1992, and 1991          Schedule VI

       Valuation and Qualifying Accounts and Reserves -
         Years ended December 31, 1993, 1992, and 1991          Schedule VIII

       Short-Term Borrowings -
         Years ended December 31, 1993, 1992, and 1991          Schedule IX

       Supplementary Income Statement Information -
         Years ended December 31, 1993, 1992, and 1991          Schedule X

    All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Securities and Exchange Commission, or the required information is included in notes to consolidated financial statements.

    Financial statements of foreign affiliates in which Company ownership exceeds 20 percent, accounted for on the equity method, are not included herein since, in the aggregate, these companies do not constitute a significant subsidiary. Financial statements are incorporated herein by reference to the Company's annual report to its shareholders, the required number of copies of which were furnished to the Commission pursuant to Rule 14A-3.

                                                                     Schedule V
                                                                     ----------


                                        FERRO CORPORATION AND SUBSIDIARIES
                                                  Plant and Equipment
                                        Years ended December 31, 1993, 1992, and 1991
                                                (thousands of dollars)



                                                                               Retirements
                                      Balance at    Additions -      Other         and                        Balance
                                       Beginning     Companies     Additions    Companies        Other       at End of
     Classification                    of Period     Purchased      at Cost      Divested       Changes       Period
     --------------                  -----------    ----------     ---------   -----------      -------      --------
Year ended December 31, 1993
  Land                              $    13,139      1,333           892          -          (450)(B)   14,914
  Buildings                             113,656      6,799         9,105          1,564    (1,015)(B)   126,981
  Machinery and equipment               370,766     23,194        33,714         19,501   (13,506)(B)   396,293
                                                                                                          1,626 (A)
                                     ----------     ------        ------         ------   ----------    --------
                                    $   497,561     31,326        43,711         21,065      (13,345)    538,188
                                     ==========     ======        ======         ======   ==========    ========

Year ended December 31, 1992
  Land                              $    11,849        350         2,093            463         (690)(B)  13,139
  Buildings                             122,645      1,534         7,134         13,241       (4,416)(B) 113,656
  Machinery and equipment               377,111      2,118        35,532         27,639          116(A)  370,766
                                                                                             (16,472)(B)
                                     ----------     ------        ------         ------   ----------    --------
                                    $   511,605      4,002        44,759         41,343      (21,462)    497,561
                                     ==========     ======        ======         ======   ==========    ========

Year ended December 31, 1991
  Land                              $     9,624      -               222             83         2,017 (A)  11,849
                                                                                                   69 (B)
  Buildings                             125,153      -             4,469          4,823        (2,017)   122,645
                                                                                                (137)(B)
  Machinery and equipment               384,267      -            34,314         40,726         (744)    377,111
                                     ----------     ------        ------         ------   ----------    --------
                                    $   519,044      -            39,005         45,632         (812)    511,605
                                     ==========     ======        ======         ======   ==========    ========

Notes
- -----
(A)     Transfers and adjustments.
(B)     Exchange adjustments to restate plant and equipment at the applicable year-end exchange rates.

                                                                  Schedule VI
                                                                  -----------

                             FERRO CORPORATION AND SUBSIDIARIES
                    Accumulated Depreciation of Plant and Equipment
                     Years ended December 31, 1993, 1992, and 1991
                                  (thousands of dollars)



                                                             Additions
                                            Balance at       Charged to    Retirements and
                                           Beginning of      Costs and        Companies    Other                Balance at end
        Classification                        Period          Expenses         Divested     Changes                 of Period

Year ended December 31, 1993
  Buildings                             $     46,688           4,674              487          (1,219)(B)         49,656
  Machinery and equipment                    223,310          29,138           14,468          (7,269)(B)        230,711
                                             -------          ------           ------         -------            -------
                                        $    269,998          33,812           14,955          (8,488)           280,367
                                             =======          ======           ======         =======            =======


Year ended December 31, 1992
  Buildings                             $     49,678           3,811            4,652          (2,149)(B)         46,688
  Machinery and equipment                    227,207          29,640           23,263         (10,274)(B)        223,310
                                             -------          ------           ------          ------            -------
                                        $    276,885          33,451           27,915         (12,423)           269,998
                                             =======          ======           ======          ======            =======


Year ended December 31, 1991
  Buildings                             $     47,545           3,335            1,138              17(A)          49,678
                                                                                                  (81)(B)
  Machinery and equipment                    215,569          29,351           17,998             (17)(A)        227,207
                                                                                                  302 (B)
                                             -------          ------           ------          ------            -------
                                        $    263,114          32,686           19,136             221            276,885
                                             =======          ======           ======         =======            =======

Notes
- -----
(A)     Transfers and adjustments.
(B)     Exchange adjustments to restate plant and equipment at the applicable year-end exchange rates.

                                                                 Schedule VIII
                                                                 -------------

                       FERRO CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                 Years ended December 31, 1993, 1992, and 1991
                             (thousands of dollars)




                                                                          Additions
                                                                  ---------------------------
                                                    Balance at    Charged to     Charged to                  Balance at
                                                    Beginning     Costs and        Other                       End of
                                                    of Period      Expenses       Accounts     Deductions      Period
 Year ended December 31, 1993
  Valuation and qualifying accounts which are
    deducted on consolidated balance sheet from
    the assets to which they apply

 Possible losses in collection of notes
 and accounts receivable - trade                   $  7,924        811           (517)   (B)  1,754     (A)    6,464
                                                    =======     ======         ======         =====          =======

 Year ended December 31, 1992
  Valuation and qualifying accounts which are deducted on consolidated balance sheet from the assets to which they apply

 Possible losses in collection of notes
 and accounts receivable - trade                   $10,418      2,530          (1,063)   (B)  3,961     (A)    7,924
                                                    ======      ======          =====         =====          =======

 Year ended December 31, 1991
  Valuation and qualifying accounts which are
    deducted on consolidated balance sheet from
    the assets to which they apply
 Possible losses in collection of notes                                          (841)   (B)

 and accounts receivable - trade                   $  9,381     3,346            (241)   (C)  1,227     (A)  10,418
                                                    =======     =====          ======         =====          ======

Notes
- -----
(A)     Accounts written off, less recoveries.
(B)     Adjustment in respect of differences in rates of exchange.
(C)     Divestiture of business or subsidiary.

                                        F-5

                                                                  Schedule IX
                                                                  -----------

                       FERRO CORPORATION AND SUBSIDIARIES
                             Short-Term Borrowings
                 Years ended December 31, 1993, 1992, and 1991
                             (thousands of dollars)



                                                                           Maximum        Average         Weighted
                                                            Weighted       Amount          Amount          Average
                                             Balance at      Average     Outstanding    Outstanding     Interest Rate
                                               End of       Interest     During the      During the      During the
                Category                       Period        Rate          Period        Period (A)      Period (B)
                --------                     ----------     --------     ---------      -----------     -------------
Year ended December, 1993
  Bank                                        $ 18,376       10.81%        $ 20,063      $ 18,084       11.97%
                                                ======       =====           ======      ========       =====
Year ended December 31, 1992
  Bank                                        $ 16,251       12.10%        $ 16,252      $ 10,616       11.65%
                                                ======       =====           ======      ========       =====
Year ended December 31, 1991
  Bank                                        $ 12,504       19.43%        $ 21,089      $ 14,938       19.19%
                                                ======       =====           ======      ========       =====

Notes
- -----
(A)     Average amount outstanding during the period is computed by dividing the total of month-end short-term borrowings by 12.

(B)     Weighted average interest rate during the period is computed by dividing interest expense applicable to short-term borrowings by the weighted average short-term debt outstanding.


                                                                Schedule X
                                                                ----------

                       FERRO CORPORATION AND SUBSIDIARIES
                   Supplementary Income Statement Information
                 Years ended December 31, 1993, 1992, and 1991
                             (thousands of dollars)



                                                                                     Charged to Costs and Expenses
                                                                                     -----------------------------
            Item                                                                   1993          1992          1991
            ----                                                                   ----          ----          ----
Maintenance and repairs                                                        $   43,590        47,269        44,937
                                                                                   ======        ======        ======

Note
- ----

Depreciation and amortization of intangible assets, taxes other than payroll, and income taxes, royalties, and advertising costs have been excluded from the above table because each of those expenses amounted to less than 1 percent of total revenues in the years presented or is included in the consolidated financial statements.


                                 EXHIBIT INDEX
                                 -------------

Exhibit
- -------
 (10)     Schedule I

 (10.1)   Agreement Between Ferro Corporation
          and Frank A. Carragher

 (11)     Statement Regarding Computation of
          Earnings Per Share

 (12)     Ratio of Earnings to Fixed Charges

 (13)     Annual Report to Shareholders

 (21)     List of Subsidiaries

 (23)     Consent of KPMG Peat Marwick