Form 10-Q
period 1994-03-31
FERRO CORP
filed 1994-05-13
CIK 35214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1994    Commission File Number 1-584

                               FERRO CORPORATION

An Ohio Corporation                             IRS Number 34-0217820

                              1000 LAKESIDE AVENUE
                           CLEVELAND, OHIO 44114-1183

                                  216/641-8580



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X       No
             ------        ------

At April 30, 1994, there were 28,893,761 shares of Ferro common stock, par value $1.00 outstanding.

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements


The consolidated Balance Sheets as of March 31, 1994 (unaudited) and December 31, 1993, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1993.

Cash dividends were paid at the rate of $0.135 per common share in the first quarter of 1994 and $0.12 per common share in the first quarter of 1993. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the first quarter of 1994 and 1993.

Net sales and net income for the three months ended March 31, 1994 were $283,324,000 and $11,324,000 ($0.35 primary earnings per common share) as compared with net sales and net income before the impact of required changes in accounting of $257,036,000 and $13,122,000 ($0.42 primary earnings per common share) for the corresponding period in 1993. Including the impact of the required changes in accounting, the net loss for the quarter ended March 31, 1993 was ($7,428,000) or $(0.28) primary earnings per common share. The foregoing figures are unaudited, but in the opinion of Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

NET SALES. First quarter 1994 sales of $283.3 million were 10.2 percent greater than the $257.0 million of the first quarter 1993.

Sales, including revenues associated with the major 1993 acquisitions of the North American and European powder coatings business from ICI (Imperial Chemical Industries) and the Italian ceramic glaze and color business from Bayer, S.p.A., increased in all businesses and all geographic areas except Latin America. Sales for Coatings, Colors and Ceramics, the beneficiary of the 1993 acquisitions, increased 15.7 percent, while Plastics sales increased 2.2 percent and Chemicals sales increased 4.6 percent.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. However, Management's best estimate is that the 10.2 percent increase in sales is comprised of: volume and acquisitions, 14.2 percent; exchange, (2.7) percent; price/mix, (1.2) percent; and divestitures, (0.1) percent.

COST OF SALES. Gross profit as a percent of sales decreased from 26.7 percent to 25.0 percent, primarily due to product mix changes, equipment cleanup and process start-up costs in a domestic chemical facility and slower than anticipated consolidation of the acquired domestic powder coatings business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES. Such expenses increased 12.0 percent in dollar terms, largely due to costs associated with the 1993 acquisitions (including amortization of goodwill) and increases of research and development expenditures.

INTEREST EXPENSE. Interest expense increased from $2.3 million to $2.9 million, primarily because of the additional interest expense on the $25 million, 7 5/8 debentures issued in May, 1993.

NET FOREIGN CURRENCY GAIN OR LOSS. Net foreign currency was a $0.3 loss for the quarter, compared with a $0.7 gain during the corresponding 1993 quarter, reflecting the relative weakness of the U.S. dollar over the prior year period. This situation is largely the result of compliance with established accounting rules for marking to market certain forward exchange contracts and currency options utilized to hedge the Company's exposure to foreign currency fluctuations.

OTHER INCOME/EXPENSE. Net other expense increased by $1.5 million and is comprised of numerous income and expense items.

INCOME TAXES. Income taxes declined $1.5 million, reflecting the lower level of income and reduction of the effective rate from 39.1 percent to 37.8 percent due to continuing effective worldwide tax planning.

GEOGRAPHIC DISCUSSION. European sales increased for each of the core businesses except plastics, which continued to be hardest hit by the European economic conditions. European earnings however, were relatively flat, as price pressures continued to impact margins. In the United States and Canada, sales increased, largely because of the incremental powder coatings sales acquired in 1993 and despite a volume decline in chemicals. Earnings in the United States and Canada declined, the most significant items in this decline being the loss of volume in chemicals and the items discussed in COST OF SALES above. Latin American sales and earnings declined from a very strong first quarter 1993 primarily because of volume declines and product mix changes in the traditional businesses.

Liquidity and Capital Resources
- - -------------------------------
WORKING CAPITAL. Working capital was $9.2 million greater at March 31, 1994 than at year-end 1993, largely due to the increase in receivables associated with higher level of sales, much of which is related to the 1993 acquisitions.

CASH FLOW. Net cash provided from operating activities for the three month period ended March 31, 1994 was $18.8 million.

FINANCING REQUIREMENTS AND RESOURCES.  The long-term debt to equity ratio was
21.4 percent at March 31, 1994, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150 million five-year revolving credit facility with four banks. There have been no borrowings drawn under this facility. The Company also may issue $75.0 million of additional debt under the Shelf Registration filed with the Securities and Exchange Commission in August 1992. Additionally, the foreign subsidiaries have credit facilities available.

Other Significant Developments
- - ------------------------------
Subsequent to completion of the quarter, the Company announced that it had signed agreements with Guangdong Foshan Ceramic Group Co. Ltd. to establish a joint venture company in Guangdong Province, People's Republic of China for the manufacture and marketing of ceramic frits, glazes, colors and grinding media. Ferro will hold a 60% ownership of the venture and it is expected that the new company, Foshan-Ferro Ceramic Materials Company, Ltd. will be on-stream in January, 1996.

During the month of April, the Company, in accordance with the authorized stock repurchase plan, acquired approximately 370,000 shares of Ferro common stock.

In March 1994, James B. Friederichsen joined the Company as Vice President, Chemicals, replacing Frank A. Carragher, who retired from the position of Senior Vice President, Chemicals and Polymers.


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.  No change.

Item 2   Change in Securities.  No change.

Item 3   Default Upon Senior Securities.  None.

Item 4   Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders held on April 22, 1994, the shareholders:

         a. Re-elected five current Ferro directors -- Glenn R. Brown, William E. Butler, Paul B. Campbell, John C. Morley and Hector R. Ortino -- to the Board to serve until the 1997 annual meeting.

                          The results of the voting for directors are as follows:

                                                For         Did Not Vote
                                                ---         ------------
                          Brown             27,665,405         166,826
                          Butler            27,672,546         159,685
                          Campbell          27,662,938         169,293
                          Morley            27,673,985         158,246
                          Ortino            27,642,103         190,128

                          The terms of office for Albert C. Bersticker, Paul S. Brentlinger, Werner F. Bush, A. James Freeman, Kevin O'Donnell, Adolf Posnick, Rex A. Sebastian and Dennis
                          W. Sullivan continued after the meeting.

                 b. Adopted a resolution to ratify the designation of KPMG Peat Marwick as independent auditors of Ferro's books and accounts.

                          Shareholders approved the designation of KPMG Peat Marwick by a vote of 26,510,994 shares for, 1,181,949 shares against and 139,287 shares that were present but did not vote on this issue.

                 c. Approved a proposal to adopt an amendment of Article Fourth of the Company's Articles of Incorporation, along with any necessary conforming amendments, to increase the number of authorized shares of common stock to 150,000,000.

                          Shareholders approved the proposal to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000 by a vote of 25,767,877 shares for, 1,887,174 shares against and 177,179 shares that were present but did not vote on this proposal.

Item 5           Other Information.  None.

Item 6           Exhibits and Reports on Form 8-K.

                 The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1994.

                 Exhibit 11 -- Statement regarding computation of earnings per share.

                 Exhibit 12 -- Ratio of Earnings to Fixed Charges.

                 Exhibit 20 -- The Consolidated Balance Sheets as of March 31, 1994 (unaudited) and December 31, 1993, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993 (unaudited) of Ferro Corporation and subsidiaries.

                              S I G N A T U R E S





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FERRO CORPORATION
                                        (Registrant)



Date:  May 11, 1994
                                  ----------------------------------------------
                                        H. R. Ortino
                                        Executive Vice President and
                                        Chief Financial-Administrative Officer





Date:  May 11, 1994
                                  ----------------------------------------------
                                        G. H. Ritondaro
                                        Vice President, Finance