Form 10-Q
period 1994-06-30
FERRO CORP
filed 1994-08-12
CIK 35214

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1994    Commission File Number 1-584

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

At July 31, 1994, there were 28,332,708 shares of Ferro common stock, par value $1.00, outstanding.

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements


The Consolidated Balance Sheets as of June 30, 1994 (unaudited) and December 31, 1993, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1994 and 1993 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

These financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1993.

Cash dividends were paid at the rate of $0.135 per common share in the second quarter of 1994 and $0.12 per common share in the second quarter of 1993. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the second quarter of 1994 and 1993.

Net sales and net income for the three months ended June 30, 1994 were $300,225,000 and $11,966,000 ($0.38 primary earnings per common share) as compared with net sales and net income of $279,717,000 and $13,597,000 ($0.43 primary earnings per common share) for the corresponding period in 1993. Net income for the 1993 period includes a $3.0 million pretax charge ($1,818,000 after tax) associated with the acquisition of Imperial Chemical Industries'
(ICI) North American and European powder coatings business. Excluding the acquisition-related charge, net income for the second quarter 1993 was $15,415,000 ($0.49 primary earnings per common share).

Net sales and net income for the six months ended June 30, 1994 were $583,549,000 and $23,290,000 ($0.73 primary earnings per common share) as compared with $536,753,000 and $6,169,000 ($0.15 primary earnings per common share) for the corresponding 1993 period. Net income for the 1993 six-month period includes the acquisition-related charge above and the impact of required changes in accounting principles for taxes and postretirement benefits. Excluding these charges, net income for the 1993 six-month period was $26,719,000 ($0.85 primary earnings per common share).


The foregoing figures are unaudited, but in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison Between Three Months Ended June 30, 1994 and 1993
- - ------------------------------------------------------------
NET SALES. Second quarter 1994 sales of $300.2 million were 7.3 percent greater than the $279.7 million of the second quarter 1993.

Sales, including revenues associated with the major 1993 acquisitions of the North American and European powder coatings business from ICI and the Italian ceramic glaze and color business from Bayer, S.p.A., increased in all businesses and all geographic areas except Latin America, where sales were essentially flat. Sales for Coatings, Colors and Ceramics, the primary beneficiary of the 1993 acquisitions, increased 9.9 percent, while Plastics sales increased 5.0 percent and Chemicals sales increased 2.5 percent.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. However, Management's best estimate is that the 7.3 percent increase in sales is comprised of: volume and acquisitions, 11.8 percent; exchange, (1.3) percent; price/mix, (1.6) percent; and divestitures, (1.6) percent.

COST OF SALES. Gross profit as a percent of sales decreased from 26.3 percent to 25.4 percent, primarily due to aggressive price competition in international ceramic glaze markets, product mix changes and slower than anticipated consolidation of the acquired domestic powder coatings business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES. Such expenses increased 12.5 percent in dollar terms, largely due to costs associated with the businesses acquired in 1993 (including amortization of goodwill) and planned increases in research and development expenditures.

INTEREST EXPENSE. Interest expense increased from $2.4 million to $3.0 million, primarily because of the additional interest expense on the $25 million, 7 5/8 debentures issued in May, 1993.

NET FOREIGN CURRENCY. Net foreign currency was a $0.4 million loss for the quarter, compared with a $0.9 million gain during the corresponding 1993 quarter, reflecting the relative weakness of the U.S. dollar over the prior year period. This situation is largely the result of compliance with established rules for marking to market forward exchange contracts and currency options utilized to hedge the Company's exposure to foreign currency fluctuations.

OTHER INCOME/EXPENSE. Net other expense increased by $0.6 million and is comprised of numerous income and expense items.

INCOME TAXES. Income taxes declined $1.1 million, reflecting the lower level of income in the current period. The effective tax rate for the second quarter was comparable to that of the corresponding 1993 period.

GEOGRAPHIC DISCUSSION. European sales increased for each of the core businesses and, for the first time since the fourth quarter 1992, operating earnings improved over the prior year period. In the United States and Canada, sales increased in each core business.

Earnings in the United States and Canada declined, largely due the items discussed in COST OF SALES and SELLING, ADMINISTRATIVE AND GENERAL EXPENSES above. Latin American sales were flat and earnings declined nominally due to product mix changes in the traditional businesses. Asia-Pacific sales increased, despite the sale of a plastics business in Australia, while earnings were basically flat.

Comparison Between Six Months Ended June 30, 1994 and 1993
- - ----------------------------------------------------------
NET SALES. Consolidated sales for the six months ended June 30, 1994 were $583,549,000 or 8.7 percent greater than those for the comparable 1993 period. Management's best estimate is that the 8.7 percent increase in sales is comprised of: volume and acquisitions, 13.5 percent; exchange, (2.0) percent; price/mix, (1.9) percent; and divestitures, (0.9) percent.

COST OF SALES. Gross profit as a percent of sales declined from 26.5 percent to 25.2 percent, primarily due to the one-time charges in the first quarter within the domestic chemical business, aggressive price competition in international ceramic glaze markets, product mix changes and the slower than anticipated consolidation of the acquired domestic powder coatings business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES. These expenses increased 12.2 percent in dollar terms, primarily due to costs associated with the businesses acquired in 1993 (including amortization of goodwill) and planned increases in research and development expenses.

INTEREST EXPENSE. The $1.1 million increase over the 1993 period is essentially due to the incremental interest associated with the issuance of the $25 million, 7 5/8 debentures in May, 1993.

NET FOREIGN CURRENCY GAIN OR LOSS.  Net loss for the 1994 period was $0.7
million as compared with net gain for the 1993 period of $1.6 million.   The
1994 situation reflects the results of compliance with established rules for marking to market forward exchange contracts and options utilized to hedge the Company's exposure to foreign currency fluctuations, while the 1993 gain is largely attributable to hedging gains.

OTHER INCOME/EXPENSE. Net other income increased by $0.9 million and is comprised of numerous income and expense items.

INCOME TAXES. Income taxes declined $2.6 million, reflecting the lower level of income and reduction of effective rate from 38.7 percent to 38.1 percent due to continuing effective worldwide tax planning.

GEOGRAPHIC DISCUSSION. To date, European sales increased in all core businesses, except plastics, while operating profit was essentially flat due to continued price pressure impact on margins. Sales in the United States and Canada increased because of the incremental powder coatings sales acquired in 1993 and volume increases in the domestic plastics business. Earnings in the United States and Canada declined in response to the factors discussed above in COST OF SALES and SELLING, ADMINISTRATIVE AND GENERAL EXPENSES. Latin

American sales and earnings declined, largely due to product mix changes. Despite the sale of the Australian plastics business already mentioned, Asia-Pacific sales increased and earnings were up nominally.

Liquidity and Capital Resources
- - -------------------------------
WORKING CAPITAL. Working capital was $9.0 million less at June 30, 1994 than at year-end 1993, largely due to decreases in Cash and Marketable Securities effected to purchase Ferro stock.

CASH FLOW. For the six months ended June 30, 1994, net cash provided from operating activities was $35.2 million. During the period, cash and marketable securities declined $24.5 million, the single largest reason other than normal capital expenditures being the repurchase of $20.2 million worth of Ferro stock under the authorized stock repurchase program.

FINANCING REQUIREMENTS AND RESOURCES.  The long-term debt to equity ratio was
21.8 percent at June 30, 1994, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four banks. There have been no borrowings drawn under this facility. The Company also has available $75.0 million of the original $100.0 million under the Shelf Registration filed with the Securities and Exchange Commission in August 1992. Additionally, the foreign subsidiaries have credit facilities available.

Other Significant Developments
- - ------------------------------
Sandra Harden Austin was elected to the Board of Directors in June, 1994. Ms. Austin is President of Caremark Healthcare Services' Headquarters Operations and serves on the boards of National City Corporation and South Shore Bank.

In June, 1994, the Board of Directors voted to increase the number of shares authorized to be repurchased under the repurchase plan of October 30, 1992 from one million shares to two million shares.

During the second quarter 1994, the Company, in accordance with the authorized stock repurchase plan, acquired approximately 812,000 shares of Ferro common stock at an average price approximating $25.00 per share. The impact on earnings per share in the second quarter resulting from the stock repurchase activity was less than $0.01 per share.


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.

On July 29, 1994, the Company signed an Agreed Order with the Indiana Department of Environmental Management and the Hammond Department of Environmental Management

(the "Agencies") settling the Agencies' claims that the Keil Chemical facility had violated various air emission regulations. Subject to satisfactory compliance with the terms of the Agreed Order, the United States Environmental Protection Agency has concluded its Notice of Violations against the Keil Chemical facility. Under the Agreed Order, the Company is required to pay a civil, cash penalty of $1.5 million; to construct a supplemental environmental project, estimated to cost approximately $1.5 million; and to reduce air emissions to reach compliance with federal and state air emission regulations under compliance schedules as contained in the Agreed Order. The cash penalty and supplemental environmental project are incremental to the $3.0 million capital spending program discussed on page 6 of the 1993 Form 10-K.

The 1993 Form 10-K report addressed alleged violations of pre-treatment requirements for removal of pollutants prior to discharge of wastewater into the Grand Calumet and Little Calumet rivers and secondly, alleged violation of air emission regulations within the same facility, namely Keil Chemical, a Ferro operation located in Hammond, Indiana. The July 29, 1994 settlement addresses the air emission matter discussed in the 1993 10-K report, but does not address the wastewater discharge matter, which remains.

Item 2   Change in Securities.  No change.

Item 3   Default Upon Senior Securities.  None

Item 4   Submission of Matters to a Vote of Security Holders.  None.

Item 5   Other Information.  None.

Item 6   Exhibits and Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1994.

         Exhibit 11 - Statement regarding computation of earnings per share.

         Exhibit 12 - Ratio of Earnings to Fixed Charges.

         Exhibit 20 - The Consolidated Balance Sheets as of June 30, 1994 (unaudited) and December 31, 1993, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1994 and 1993 (unaudited) of Ferro Corporation and Subsidiaries.

                              S I G N A T U R E S





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FERRO CORPORATION
                                        (Registrant)



Date:  August 11, 1994                  ____________________________
                                        H. R. Ortino
                                        Executive Vice President
                                        Chief Financial Administrative Officer





Date:  August 11, 1994                  ____________________________
                                        G. H. Ritondaro
                                        Vice President, Finance