Form 10-Q
period 1994-09-30
FERRO CORP
filed 1994-11-14
CIK 35214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1994    Commission File Number 1-584

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

                           Yes    X       No _______


At October 31, 1994, there were 27,938,268 shares of Ferro common stock, par value $1.00, outstanding.

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements


The Consolidated Balance Sheets as of September 30, 1994 (unaudited) and December 31, 1993, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months and nine months ended September 30,1994 and 1993 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

These financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1993.

Cash dividends were paid at the rate of $0.135 per common share in the third quarter of 1994 and 1993. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the third quarter of 1994 and 1993.

Net sales and net income for the three months ended September 30, 1994 were $296,803,000 and $11,632,000 ($0.38 primary earnings per common share) as compared with net sales and net income of $263,697,000 and $14,988,000 ($0.48 primary earnings per common share) for the corresponding period in 1993.

Net sales and net income for the nine months ended September 30, 1994 were $880,352,000 and $34,922,000 ($1.11 primary earnings per common share) as compared with $800,450,000 and $21,157,000 ($0.63 primary earnings per common share) for the corresponding 1993 period. Net income for the 1993 nine-month period includes a $3,000,000 pretax charge ($1,818,000 after tax) associated with the acquisition of Imperial Chemical Industries' (ICI) North American and European powder coatings business and also includes the impact of required changes in accounting principles for taxes and postretirement benefits. Excluding the accounting charges, net income for the 1993 nine-month period was $41,707,000 ($1.33 primary earnings per common share).

The foregoing figures are unaudited, but in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Comparison Between Three Months Ended September 30, 1994 and 1993
- - -----------------------------------------------------------------

Net Sales. Third quarter 1994 sales of $296.8 million were 12.5 percent greater than the $263.7 million of the third quarter 1993.

Sales increased in all businesses and all geographic areas . Sales for Coatings, Colors and Ceramics increased 15.7 percent, while Plastics sales increased 10.9 percent and Chemicals sales increased 4.9 percent.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. However, management's best estimate is that the 12.5 percent increase in sales is comprised of: volume, 9.4 percent; acquisitions, 2.8 percent; exchange, 1.9 percent; price/mix, 0.0 percent; and divestitures, (1.6) percent.

Cost of sales. Gross profit as a percent of sales decreased from 25.6 percent to 24.8 percent, primarily due to aggressive price competition in international ceramic glaze markets, product mix changes and raw material price increases which in some cases outpaced the Company's ability to effect price increases to customers.

Selling, administrative and general expenses. Such expenses increased 16.5 percent in dollar terms due to: higher level of sales; exchange impact of weaker U.S. dollar; and costs associated with the businesses acquired in 1994 (including amortization of goodwill).

Net foreign currency. Net foreign currency loss was negligible for the quarter, compared with a $0.5 million gain during the corresponding 1993 quarter, reflecting a somewhat weaker U.S. dollar compared with the prior year period.

Other income/expense. Net other expense increased by $2.2 million and is comprised of numerous income and expense items.

Income taxes. Income taxes declined $0.8 million, reflecting the lower level of income in the current period. The effective tax rate for the third quarter was 34.4 percent compared with 31.6 percent for the 1993 period. The third quarter 1993 effective tax rate was much lower than normal, largely due to the impact of various tax law changes during the period.

Geographic discussion. In the United States and Canada, sales increased in each core business except for Chemicals, where volume declined somewhat because the continued loss of fuel additive volume and because of production interruptions experienced by
several oil refiner customers.    Operating profit in the United States and
Canada declined, largely due to the reduced Chemical volume and items discussed in Cost of Sales and Selling, administrative and general expenses above. European sales and operating profit improved over the prior year period .
Latin American sales and operating profit were up nominally. Asia-Pacific sales increased, while operating profit was relatively flat.

Comparison Between Nine Months Ended September 30, 1994 and 1993
- - ----------------------------------------------------------------

Net sales. Consolidated sales for the nine months ended September 30, 1994 were $880,352,000 or 10.0 percent greater than those for the comparable 1993 period. Management's best estimate is that the 10.0 percent increase in sales is comprised of: volume and acquisitions, 12.6 percent; exchange, (0.8) percent; price/mix, (0.7) percent; and divestitures, (1.1) percent.

Cost of sales. Gross profit as a percent of sales declined from 26.2 percent to 25.1 percent, primarily due to the one-time costs in the first quarter within the domestic chemical business, aggressive price competition in international ceramic glaze markets, product mix changes, raw material price increases and the slower than anticipated consolidation of the acquired domestic powder coatings business.

Selling, administrative and general expenses. These expenses increased 13.6 percent in dollar terms due to: higher level of sales; costs associated with the businesses acquired in 1993 and 1994 (including amortization of goodwill) and planned increases in research and development expenses.

Interest expense. The $1.2 million increase over the 1993 period is essentially due to the incremental interest associated with the issuance of the $25 million, 7 5/8 debentures in May, 1993.

Net foreign currency gain or loss.  Net loss for the 1994 period was $0.8
million as compared with net gain for the 1993 period of $2.1 million.   The
1994 situation reflects the results of compliance with established rules for marking to market forward exchange contracts and options utilized to hedge the Company's exposure to foreign currency fluctuations, while the 1993 gain is largely attributable to hedging gains.

Other income/expense. Net other income decreased by $1.3 million and is comprised of numerous income and expense items.

Income taxes. Income taxes declined $3.4 million, reflecting the lower level of income.

Geographic discussion. To date, European sales increased in all core businesses, while operating profit was up nominally in response to economic recovery in the region. Sales in the United States and Canada increased because of the incremental powder coatings sales acquired in 1993 and volume increases in the domestic plastics business. Operating profit in the United States and Canada declined in response to the factors discussed above in Cost of Sales and Selling, administrative and general expenses. Latin American sales and operating profit declined, largely due to
product mix changes.   Asia-Pacific sales increased and operating profit was up
nominally despite the sale of an Australian plastics business in the second quarter of 1994.

Liquidity and Capital Resources
- - -------------------------------

Working capital. Working capital was $20.4 million less at September 30, 1994 than at year-end 1993, largely due to the liquidation of marketable securities to repurchase Ferro common stock.

Cash flow. For the nine months ended September 30, 1994, net cash provided from operating activities was $66.2 million. During the period, cash and marketable securities declined $28.2 million, the single largest reason other than normal capital expenditures being the repurchase of Ferro common stock under the authorized stock repurchase program.

Financing requirements and resources.  The long-term debt to equity ratio was
21.6 percent at September 30, 1994, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150 million five-year revolving credit facility with four banks. There have been no borrowings drawn under this facility. The Company also has available $75.0 million of the original $100.0 million under the Shelf Registration filed with the Securities and Exchange Commission in August 1992. Additionally, the foreign subsidiaries have various credit facilities available.

Other Significant Developments
- - ------------------------------

During the third quarter 1994, the Company, in accordance with the authorized stock repurchase plan, acquired approximately 450,000 shares of Ferro common stock at an average price under $25.00 per share. The impact on earnings per share in the third quarter resulting from the stock repurchase activity was less than $0.01 per share.

In July, 1994 the Company acquired Diamonite Products from W.R. Grace & Co. Diamonite manufactures custom ceramic products for the automotive, aerospace, electronics, metalworking, textile and power generation industries.


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.  No change.  See Form 10-Q dated August 11, 1994.

Item 2   Change in Securities.  No change.

Item 3   Default Upon Senior Securities.  None

Item 4   Submission of Matters to a Vote of Security Holders.  None.

Item 5   Other Information.  None.

Item 6   Exhibits and Reports on Form 8-K.

   The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1994.

   Exhibit 11 - Statement regarding computation of earnings per share.

   Exhibit 12 - Ratio of Earnings to Fixed Charges.

   Exhibit 20 - The Consolidated Balance Sheets as of September 30, 1994 (unaudited) and December 31, 1993, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1994 and 1993 (unaudited) of Ferro Corporation and subsidiaries.

   Exhibit 27 - Financial Data Schedule.

                              S I G N A T U R E S





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FERRO CORPORATION
                                    (Registrant)



Date:  November 14, 1994            H. R. ORTINO
                                    ----------------------------------------
                                    H. R. Ortino
                                    Executive Vice President
                                    Chief Financial Administrative Officer





Date:  November 14, 1994            G. H. RITONDARO
                                    ----------------------------------------
                                    G. H. Ritondaro
                                    Vice President, Finance