Form 10-K
FERRO CORP
filed 1995-03-27
CIK 35214

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period
from..........to .........

Commission file number 1-584

                               FERRO CORPORATION
   An Ohio Corporation      1000 LAKESIDE AVENUE      I.R.S. No. 34-0217820

              Registrant's telephone number, including area code:
                                  216-641-8580

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
            Title of Class                          on which registered
         --------------------                      ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 28, 1995, there were 27,878,900 shares of Ferro Common Stock, Par Value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's common stock held by nonaffiliates was $701,536,957.

         An Exhibit Index listing all Exhibits hereto is found on page 20 hereof.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of Annual Report to Shareholders for the Year Ended December 31, 1994 (Incorporated into Parts I, II and IV of this Form 10-K).

Portions of Ferro Corporation's Proxy Statement dated March 20, 1995 (Incorporated into Parts II and III of this Form 10-K).

                                     PART I
                                     ------

ITEM 1 Business
------ --------
         Ferro Corporation ("Ferro"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of specialty materials by organic and inorganic chemistry for industry. It operates (either directly or through wholly owned subsidiaries or partially owned affiliates) in 21 countries worldwide. Ferro produces a variety of specialty coatings, specialty colors, specialty chemicals, specialty ceramics, specialty plastics and related products and services. Ferro's most important product is frit produced for use in porcelain enamels and ceramic glazes.

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

         A further description of Ferro's business, its principal products, their markets and applications is contained under all headings on pages 5A through 13 of Ferro's 1994 Annual Report to Shareholders, which is attached hereto as Exhibit 13 (the "Annual Report"). The information contained under the aforementioned headings on pages 5A through 13 of the Annual Report (excluding those pages on which only pictures appear and the pictures and text describing such pictures on pages 7, 9, 11 and 13) is incorporated herein by reference. Information concerning Ferro's business during 1994, 1993, and 1992 and certain transactions consummated during those years is included under the heading "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report and in Note 6 to Ferro's Consolidated Financial Statements, which are included in the Annual Report. Note 6 appears at pages 26 and 27 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's industry segments, including financial information relating thereto, is set forth in Note 11 to Ferro's Consolidated Financial Statements, which appears on pages 30 and 31 of the Annual Report and is incorporated herein by reference.

         Raw Materials
         -------------
         For the most part the raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. However, during the second half of 1994, supplies of certain resins used primarily in the production of plastics were tight due to production interruptions experienced by suppliers; it is expected that supply may continue to be tight during the first half of 1995, until such time as production facilities are brought back into service and/or additional new capacity comes on-line later in the year.

         Patents and Licenses
         --------------------
         Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not consider that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2013.

         Ferro does not hold any licenses, franchises or concessions which it considers to be material.

         Customers
         --------
         Ferro does not consider that a material part of its Coatings, Colors and Ceramics or its Plastics businesses are dependent on any single customer or group of customers. In the Chemicals segment however, the loss of one existing customer could have a materially adverse effect on this segment.

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

         Competition
         -----------
         With respect to most of its products, Ferro competes with a substantial number of companies, none of which is dominant. Exceptions to this are frit and powder coatings, as to which Ferro believes that it is the largest worldwide supplier. The details of foreign competition necessarily vary with respect to each foreign market.

         Because of the specialty nature of Ferro' s products, product performance characteristics and customer service are the most important components of the competition which Ferro encounters in the sale of nearly all of its products. However, in some of the markets served by Ferro, strong price competition is encountered from time to time.

         Research and Development
         ------------------------
         A substantial number of Ferro's employees are involved in technical activities concerned with products required by the ever-changing markets of its customers. Laboratories are located at each of Ferro's major subsidiaries around the globe, where technical efforts are applied to the customer and market needs of that geographical area. In the United States, laboratories are maintained in each of its divisions. Backing up these divisional customer services laboratories is Corporate research activity involving approximately 57 scientists and support personnel in the Cleveland area.

         Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $22,919,000, $19,334,000, and $15,440,000 in 1994, 1993 and 1992, respectively. Expenditures for individual customer requested research and development were not material.

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

         Ferro and its international subsidiaries authorized approximately $6,040,000, $8,970,000 and $9,622,000 in capital expenditures for environmental control during 1994, 1993 and 1992, respectively. Two major projects accounted for the majority of the environmental control capital expenditures in 1994. They were:

         a.      EDC collection and recovery system at a Ferro chemical
                 facility in Hammond, Indiana                     $3,250,000

         b.      Zinc oxide production effluent treatment system in Portugal
                                                                   1,370,000
                                                                  ----------
                 Total -- Major Projects (1994)                   $4,620,000

Three major projects accounted for the high level of environmental control capital expenditures in 1993. They were:

         a.      Wastewater treatment plant at a Ferro chemical facility in
                 France                                           $2,300,000

         b.      Replacement of underground tank farms at a Ferro chemical
                 facility in Bedford, Ohio                         1,600,000

         c.      Scrubbers at a Ferro facility in Brazil           1,400,000
                                                                  ----------
                 Total -- Major Projects (1993)                   $5,300,000


Three major projects accounted for the high level of environmental control capital expenditures in 1992. They were:

         a.      Wastewater treatment plant at a Ferro chemical facility in
                 Bedford, Ohio                                    $2,700,000

         b.      Bulk Unloading/Loading Stations for spill containment at a
                 Ferro chemical facility in Hammond, Indiana         900,000

         c.      Scrubbers at the Ferro facility in Taiwan           2,100 000
                                                                    ----------
                       Total -- Major Projects (1992)               $5,700,000


         On July 29, 1994, the Company signed an Agreed Order with the Indiana Department of Environmental Management and the Hammond Department of Environmental Management (the "Agencies") settling the Agencies' claims that the Keil Chemical facility had violated various air emission regulations. Subject to satisfactory compliance with the terms of the Agreed Order, the United States Environmental Protection Agency has concluded its Notice of Violations against the Keil facility. Under the Agreed Order, the Company is required to pay a civil, cash penalty of $1.5 million; to construct a supplemental environmental project, estimated to cost approximately $1.5 million; and to reduce air emissions to reach compliance with federal and state air emission regulations under compliance schedules as contained in the Agreed Order.

         The July 29, 1994 settlement addresses the air emission matter discussed above, but does not address the wastewater discharge matter discussed below, which remains.

         During 1993, the Company became involved in a water environmental claim regarding Keil Chemical. The Company has been named as one of several defendants, including three local municipalities, one local government agency (a sewer district) and four other area industrial concerns in a suit filed by the United States Environmental Protection Agency alleging violation of the Clean Water Act and the River and Harbors Act. The suit was filed in the Federal District Court for the Northern District of Indiana on August 2, 1993. The suit alleges violation of pre-treatment requirements for removal of pollutants prior to discharge of wastewater into the Grand Calumet and Little Calumet Rivers. Relief sought includes orders to comply with environmental regulations, civil penalties of up to $25,000 per day for each violation, and contribution to the cost of removing contaminated sediments from the west branch of the Grand Calumet River. The Company believes it is in substantial compliance with applicable law and intends to vigorously defend this litigation. However, the Company will also explore settlement possibilities, and if it is more economical to settle than to defend, the Company will pursue that course of action.

         Employees
         --------
         At December 31, 1994, Ferro employed approximately 6,817 full-time employees, including 4,152 employees in its foreign subsidiaries and affiliates and 2,665 in the United States.

         Approximately 22% of the domestic workforce is covered by labor agreements, and approximately 13% is affected by union agreements which expire in 1995.

         Foreign Operations
         ------------------
         Financial information about Ferro's domestic and foreign operations is set forth on page 31 of the Annual Report and is incorporated herein by reference.

         Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

         Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, Canada, England, France, Germany, Holland, Italy, Mexico, Spain and Taiwan. Partially-owned affiliates manufacture in Ecuador, Indonesia, Italy, Japan, Portugal, Taiwan, Thailand, Turkey and Venezuela.

         Foreign operations (excluding Canada) accounted for 50% of the consolidated net sales and 60% of Ferro's consolidated operating income for the fiscal year 1994; comparable amounts for the fiscal year 1993 were 50% and 53% and for fiscal year 1992 were 55% and 69%.

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

ITEM 2 Properties
------ ----------
         Ferro's research and development center is located in leased space in Independence, Ohio. The corporate headquarters office is located at 1000 Lakeside Avenue, Cleveland, Ohio and such property is owned by the Company. The business segments in which Ferro's plants are used and the locations of the principal manufacturing plants it owns in the United States are as follows: Coatings, Colors and Ceramics -- Cleveland, Ohio, Nashville, Tennessee, Pittsburgh, Pennsylvania, Toccoa, Georgia, Orrville, Ohio, Shreve, Ohio, Penn Yan, New York, East Liverpool, Ohio, Crooksville, Ohio, and East Rochester, New York; Plastics -- Plymouth, Indiana, Evansville, Indiana, Stryker, Ohio, Edison, New Jersey and South Plainfield, New Jersey; Chemicals -- Bedford, Ohio, Hammond, Indiana and Baton Rouge, Louisiana. In addition, Ferro leases manufacturing facilities in Santa Barbara, California (Coatings); San Marcos, California (Coatings) and Schaumburg, Illinois (Plastics).

         Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, Canada, France, Germany, Indonesia, Italy, Japan, Mexico, the Netherlands, Portugal, Spain, Taiwan, Thailand and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Italy and the Netherlands. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

         Ferro believes that all of the foregoing facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 Legal Proceedings
------ -----------------
         Information set forth in Note 7 to Ferro's Consolidated Financial Statements on page 27 of the Annual Report is incorporated herein by reference.

         Information regarding certain legal proceedings with respect to environmental matters is contained under Part I of this Annual Report on Form 10-K.

         The law firm of Squire, Sanders & Dempsey, of which Paul B. Campbell is a partner, provided legal services to Ferro in 1994 and Ferro plans to continue the use of such firm in 1995. Mr. Campbell is the Secretary of Ferro.

ITEM 4 Submission of Matters to a Vote of Security Holders
------ ---------------------------------------------------
         No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

         Executive Officers of the Registrant
         ------------------------------------
         There is set forth below the name, age, positions and offices held by each individual serving as executive officer as of March 15, 1995 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers

     Albert C. Bersticker - 60
                President and Chief Executive Officer, 1991
                President and Chief Operating Officer, 1988

     Werner F. Bush -
                Executive Vice President and Chief Operating Officer, 1993 Senior Vice President, Coatings, Colors and Ceramics, 1991 Group Vice President, Coatings, Colors and Electronic
                        Materials, 1988

     David G. Campopiano - 45
                Vice President, Corporate Development, 1989
                Senior Vice President, Prescott, Ball & Turben, Inc., 1987

     R. Jay Finch- 53
                Vice President, Specialty Plastics, 1991
                Vice President and General Manager, Plastics & Rubber
                        Division, Mobay Corporation, 1984

     James F. Fisher - 57
                Senior Vice President, Powder Coatings, Specialty Ceramics
                        and Electronic Materials, 1994
                Senior Vice President, Coatings, Colors and Ceramics, 1993 Group Vice President, International, 1991
                Vice President, International, 1988

     James B. Friederichsen - 52
                Vice President, Chemicals, 1994
                President, MTM Americas, 1990
                Vice President and General Manager, A. E. Staley, 1989

     D. Thomas George - 47
                Treasurer, 1991
                Director, Treasury Operations, 1989

     Hector R. Ortino - 52
                Executive Vice President and Chief Financial-Administrative
                        Officer, 1993
                Senior Vice President and Chief Financial Officer, 1991 Vice President, Finance and Chief Financial Officer, 1987

     Richard C. Oudersluys - 55
                Vice President, Inorganic Coatings and Colorants, 1994
                Vice President, Pigments and Glass/Ceramics Colorants, 1992 General Manager, Color Division, 1987

     Thomas O. Purcell, Jr. - 50
                Vice President, Research and Development, 1991
                Associate Director Research, Plastics, 1990
                Manager, Technology Assessment Operation, General Electric
                        Plastics, 1988

     Gary H. Ritondaro - 48
                Vice President, Finance, 1993
                Vice President, Controller, 1991
                Controller, 1986





                                    PART II
                                    -------
ITEM 5 Market for Registrant's Common Equity and Related
------ -------------------------------------------------
            Stockholder Matters
            -------------------
         Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders thereof is set forth under the heading "Quarterly Data" on page 34 of the Annual Report. Said information is incorporated herein by reference. Information concerning dividend restrictions is contained in Note 3 to Ferro's Consolidated Financial Statements on pages 24 and 25 of the Annual Report and said information is incorporated herein by reference.


ITEM 6 Selected Financial Data
------ -----------------------
         The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " on pages 32 and 33 of the Annual Report is incorporated herein by reference.

ITEM 7 Management's Discussion and Analysis of Financial
------ -------------------------------------------------
            Conditions and Results of Operation
            -----------------------------------
         The information contained under the heading "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report is incorporated herein by reference.


ITEM 8 Financial Statements and Supplementary Data
------ -------------------------------------------
         The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 19 through 31, inclusive, of the Annual Report, including the Notes to Consolidated Financial Statements, are incorporated herein by reference.



ITEM 9 Changes in and Disagreements With Accountants on Accounting and
------ ---------------------------------------------------------------
        Financial Disclosure
        --------------------
         There are no such changes or disagreements.

                                    PART III
                                    --------

ITEM 10 Directors and Executive Officers of the Registrant
------- --------------------------------------------------
         The information regarding directors of Ferro contained under the headings "Election of Directors" and "Certain Matters Pertaining to the Board of Directors" on pages 1 through 9, inclusive, of Ferro's Proxy Statement dated March 20, 1995, is incorporated herein by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11 Executive Compensation
------- ----------------------
         The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 14 through 28, inclusive, of Ferro's Proxy Statement dated March 20, 1995 and is incorporated herein by reference.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management
------- --------------------------------------------------------------
         The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" on pages 1 through 8 of Ferro's Proxy Statement dated March 20, 1995 and is incorporated herein by reference.

ITEM 13 Certain Relationships and Related Transactions
------- ----------------------------------------------
         There are no relationships or transactions that are required to be reported.

                                    PART IV
                                    -------

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
------- ---------------------------------------------------------------
         1. Documents filed as part of this Annual Report on Form 10-K

         (a) The following Consolidated Financial Statements of Ferro Corporation and its subsidiaries, contained on pages 19 through 31, inclusive, of the Annual Report are incorporated herein by reference:

         Consolidated Statements of Income for the Years ended December 31, 1994, 1993 and 1992

         Consolidated Balance Sheets at December 31, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows for the Years ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

         (b) The following additional information for the years 1994, 1993 and 1992 is submitted herewith:

         Independent Auditors' Report on Financial Statement Schedule

         Schedule VIII - Valuation and Qualifying Accounts and Reserves

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

Financial Statement Schedule VIII, together with the independent Auditor's Report thereon, are contained on pages F-1 and F-2 of this Annual Report on Form 10-K.

         (c) Exhibits

             (3) Articles of Incorporation and by-laws

                 (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1989, which Exhibit is incorporated herein by reference.)

                 (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. A copy of such amendment is attached hereto as Exhibit (3)(b).

                 (c) Amended Code of Regulations. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1987, which Exhibit is incorporated herein by reference.)

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

                (g) The rights of the holders of Ferro's 11-3/4% Debentures due October 15, 2000 are described in the form of Indenture filed as Exhibit 4(b) to Amendment No. 1 to the Registration Statement on Form S-3 filed with the Commission on October 8, 1985 (Registration No. 33-529). Said Exhibit is incorporated herein by reference.

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

                (j) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as Exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993. Said Exhibit is incorporated herein by reference.

           (10) Material Contracts

                (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 14 through 18 of the Proxy Statement dated March 20, 1995. Said description is incorporated herein by reference.

                (b) Ferro's 1995 Performance Share Plan, subject to shareholder approval at the 1995 annual meeting. Reference is made to Exhibit A of Ferro Corporation's Proxy Statement dated March 20, 1995, which exhibit is incorporated herein by reference.

                (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated herein by reference.)

                (d) Ferro's 1985 Employee Stock Option Plan for Key Personnel (Amended and Restated). (Reference is hereby made to Exhibit A to Ferro Corporation's Proxy Statement dated March 11, 1991, which Exhibit is hereby incorporated by reference.) Reference is also made to pages 13 and 14 of Ferro Corporation's Proxy Statement dated March 20, 1995, regarding a proposed amendment of 1985 Employee Stock Option Plan for Key Personnel subject to shareholder approval at the 1995 annual meeting.

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

                 (h) Agreement between Ferro Corporation and Frank A. Carragher dated October 18, 1993. (Reference is made to Exhibit 10.1 to Ferro Corporation's Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

         (11) Statement Regarding Computation of Earnings Per Share.

         (12) Ratio of Earnings to Fixed Charges.

         (13) Annual Report to Shareholders for the year ended December 31,
              1994.

         (21) List of Subsidiaries.

         (23) Consent of KPMG Peat Marwick LLP to the incorporation by reference of their audit report on the Consolidated Financial Statements contained in the Annual Report into Ferro's Registration Statements on Form S-8 Registration Nos. 2-61407, 33-28520 and 33-45582 and Ferro's Registration Statement on Form S-3 Registration No. 33-51284.


2. No reports on Form 8-K were filed for the three months ended December 31, 1994.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FERRO CORPORATION

                                   By /s/Albert C. Bersticker
                                     Albert C. Bersticker,
                                     President and
                                     Chief Executive Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 27th day of March, 1995.


/s/Albert C. Bersticker                  President and Chief Executive
Albert C. Bersticker                     Officer and Director
                                         (Principal Executive Officer)

/s/Hector R. Ortino                      Executive Vice President and Chief
Hector R. Ortino                         Financial-Administrative Officer and
                                         Director
                                         (Principal Financial Officer)

/s/Gary H . Ritondaro                    Vice President, Finance
Gary H. Ritondaro                        (Principal Accounting Officer)

/s/Sandra Harden Austin                  Director
Sandra Harden Austin

/s/Paul S. Brentlinger                   Director
Paul S. Brentlinger

/s/Glenn R. Brown                        Director
Glenn R. Brown

/s/Werner F. Bush                        Director
Werner F. Bush

/s/William E. Butler                     Director
William E. Butler

/s/A. James Freeman                      Director
A. James Freeman

/s/John C. Morley                                           Director
John C. Morley

/s/Kevin O'Donnell                                          Director
Kevin O'Donnell

/s/Adolph Posnick                                           Director
Adolph Posnick

/s/Rex A. Sebastian                                         Director
Rex A. Sebastian

/s/Dennis W. Sullivan                                       Director
Dennis W. Sullivan

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
         ------------------------------------------------------------

The Shareholders and Board of Directors
Ferro Corporation

Under date of January 25, 1995, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement Schedule VIII, Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Cleveland, Ohio
January 25, 1995

                                      -F1-

                       FERRO CORPORATION AND SUBSIDARIES
                                                                   Schedule VIII
                                                                   -------------

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1994, 1993 and 1992

                             (thousands of dollars)
                                                                              Additions
                                                                       -------------------------
                                                        Balance at      Charged to      Charged                         Balance
                                                        Beginning       Costs and       to Other                        at End of
                                                        of Period       Expenses        Accounts        Deductions       Period
                                                        ---------       ----------      ---------       ----------      ---------
Year ended December 31, 1994
    Valuation and qualifying accounts which
    are deducted on consolidated balance
    sheets from the assets to which they apply
        Possible losses in collection of notes
        and accounts receivable - trade                 $ 6,464           2,163            264(B)       1,762(A)        7,129
                                                        =======           =====         ======          =====           =====

Year ended December 31, 1993
    Valuation and qualifying accounts which
    are deducted on consolidated balance
    sheet from the assets to which they apply
        Possible losses in collection of notes
        and accounts receivable - trade                 $ 7,924             811           (517)(B)      1,754(A)        6,464
                                                        =======           =====         ======          =====           =====



Year ended December 31, 1992
    Valuation and qualifying accounts which
    are deducted on consolidated balance
    sheet from the assets to which they apply
        Possible losses in collection of notes
        and accounts receivable - trade                 $10,418           2,530         (1,063)(B)      3,961(A)        7,924
                                                        =======           =====         ======          =====           =====

Notes:
(A) Accounts written off, less recoveries
(B) Adjustments in respect of differences in rates of exchange




                                                               -F2-

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------
(3)(b)          Certificate of Amendment to the Eleventh Amended Articles of
                Incorporation

(10)     Schedule I

(11)     Statement Regarding Computation of  Earnings per Share

(12)     Ratio of Earnings to Fixed Charges

(13)     Annual Report to Shareholders

(21)     List of Subsidiaries

(23)     Consent of KPMG Peat Marwick LLP

(27)     Financial Data Schedule (Electronic Filing Only)