Form 10-Q
period 1995-03-31
FERRO CORP
filed 1995-05-15
CIK 35214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31,1995                Commission File Number 1-584

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

At April 30, 1995, there were 27,814,481 shares of Ferro common stock, par value $1.00, outstanding.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

The consolidated Balance Sheets as of March 31, 1995 (unaudited) and December 31, 1994, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1994.

Cash dividends were paid at the rate of $0.135 per common share in the first quarter of 1995 and 1994. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the first quarter of 1995 and 1994.

Net sales and net income for the three months ended March 31, 1995 were $342,947,000 and $13,096,000 ($0.44 primary earnings per common share) as compared with net sales and net income of $283,324,000 and $11,324,000 ($0.35 primary earnings per common share) for the corresponding 1994 period. Excluding severance charges of $5,600,000 in the period ended March 31, 1995, operating income was $30,597,000 as compared with $20,438,000 for the corresponding 1994 quarter. The foregoing figures are unaudited, but in the opinion of Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. First quarter 1995 sales of $342.9 million were 21 percent greater than the $283.3 million of the comparable 1994 period.

Sales increased for all business segments and all geographic regions. Sales for Coatings, colors and ceramics, Plastics and Chemicals increased 22.3 percent, 14.9 percent and 24.7 percent, respectively. Chemicals made good progress in obtaining new business to replace the fuel additive volume lost in 1994.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. However, Management's best estimate is that the 21.0 percent increase in sales is comprised of: volume, 11.5 percent; exchange, 2.5 percent; price/mix, 7.2 percent; acquisitions, 2.0 percent; and divestitures, (2.2) percent.

Cost of Sales. Gross profit as a percent of sales was 25.0 percent in the first quarter of both 1995 and 1994.

Selling, administrative and general expenses. Including a $5.6 million pre-tax severance cost charge, such expenses increased 20.2 percent in absolute terms, but were comparable as a percent of sales. Excluding the severance charges, such expenses represented 16.1 percent of sales.

Interest expense. Interest expense of $3.1 million increased by only $0.2 million, mainly due to somewhat higher borrowing levels in Brazil.

Net foreign currency gain or loss. Net foreign currency was a loss of $0.1 million compared with a loss in the comparable 1994 quarter of $0.3 million, reflecting continued weakness in the U.S. dollar.

Other income/expense. Net other expense increased by $1.4 million and is comprised of numerous income and expense items, none of which are material.

Income taxes. Income taxes increased $1.4 million, reflecting higher income level.

Geographic discussion. Sales in each of the geographic regions increased in double digits. Operating profit for each of the regions was also improved. Europe continued to benefit from the general economic recovery, while operations in the United States were aided by improved fuel additive volume and completion on the powder coatings assimilation late in 1994.

Liquidity and Capital Resources

Working capital. Working capital was $6.2 million greater at March 31, 1995 than at year-end 1994 largely due to an increase in cash and higher levels of receivables and inventories associated with higher level of sales.

Cash flow. Net cash provided from operating activities for the three month period ended March 31, 1995 was $20.0 million.

Financing requirements and resources.  The long-term debt to equity ratio was
21.1 percent at March 31, 1995, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150 million five-year revolving credit facility with four banks. There have been no borrowings drawn under this facility. The Company also may issue $75.0 million of additional debt under the Shelf Registration filed with the Securities and Exchange Commission in August 1992. The Company's $50,000,000 11 3/4% debentures due 2005 become redeemable at par at the option of the Company in October, 1995. The Company is studying the redemption of such debentures, which, if done, would be financed with the proceeds of other borrowing sources available to The Company. Additionally, the foreign subsidiaries have credit facilities available.

Other Significant Developments

None.

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.  No change.

Item 2   Change in Securities.  No change.

Item 3   Default Upon Senior Securities.  No change.


Item 4   Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders held on April 28, 1995, the shareholders:

         a. Re-elected three current Ferro directors - Albert C. Bersticker, Paul S. Brentlinger and A. James Freeman - to the Board to serve until the 1998 meeting.


                  The results of the voting for directors are as follows:

                                                      For                   Against
                                                      ---                   --------
                          Bersticker               26,393,286                209,323
                          Brentlinger              26,381,773                220,836
                          Freeman                  26,387,045                215,564

                  The terms of office for Sandra Harden Austin, Glenn R. Brown, Werner F. Bush, William E. Butler, John C. Morley, Hector R. Ortino, Adolph Posnick, Rex A. Sebastian and Dennis W. Sullivan continued after the meeting.

         b. Approved a proposal for the adoption of the 1995 Performance Share Plan.

                  Shareholders approved the adoption of the 1995 Performance Share Plan by a vote of 24,310,208 shares for, 627,268 shares against and 1,665,133 shares that were present but did not vote on this proposal.

         c. Approved a proposal to adopt an amendment to the Employee Stock Option Plan.

                  Shareholders approved the proposal to amend the Employee Stock Option Plan by a vote of 25,864,386 shares for, 541,163 shares against and 197,060 shares that were present but did not vote on this proposal.

         d. Adopted a resolution to ratify the designation of KPMG Peat Marwick LLP as independent auditors of Ferro's books and accounts.

                  Shareholders approved the designation of KPMG Peat Marwick LLP by a vote of 26,397,704 shares for, 139,194 shares against and 65,711 shares that were present but did not vote on this issue.


Item 5   Other information.  None.

Item 6   Exhibits and Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1995.

         Exhibit 11 - Statement regarding computation of earnings per share.

         Exhibit 12 - Ratio of Earnings to Fixed Charges.

         Exhibit 20- The Consolidated Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 (Unaudited) of Ferro Corporation and subsidiaries.

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FERRO CORPORATION
                                        (Registrant)



                                        H. R. Ortino
                                        _______________________________
Date:  May 15, 1995                     H. R. Ortino
                                        Executive Vice President and
                                        Chief Financial-Administrative Officer




                                        G. H. Ritondaro
                                        ________________________________
Date:  May 15, 1995                     G. H. Ritondaro


                                        Vice President, Finance