Form 10-Q
period 1995-06-30
FERRO CORP
filed 1995-08-14
CIK 35214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995                Commission File Number 1-584

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

                      Yes    X                 No
                          -------                 -------

At July 31, 1995, there were 27,854,550 shares of Ferro common stock, par value $1.00, outstanding.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

The consolidated Balance Sheets as of June 30, 1995 (unaudited) and December 31, 1994, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and six months ended June 30, 1995 and 1994 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company s annual report for the fiscal year ended December 31, 1994.

Cash dividends were paid at the rate of $.135 per common share in the second quarter of 1995 and 1994. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the second quarter of 1995 and 1994.

Net sales and net income for the three months ended June 30, 1995 were $334.0 million and $14.7 million ($0.49 primary earnings per common share) as compared with net sales and net income of $300.2 million and $12.0 million ($0.38 primary earnings per common share) for the corresponding 1994 period. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Second quarter 1995 net sales of $334.0 million were 11% greater than the $300.2 million of the comparable 1994 period.

Sales increased for all business segments and all geographic regions, except for Latin America which declined . Sales for Coatings, Colors and Ceramics; Plastics; and Chemicals increased 13.4%, 6.8% and 9.8%, respectively.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. However, Management s best estimate is that the 11.2% increase in sales is comprised of: volume, 1.0%; exchange, 2.6% ; price/mix, 6.9%; acquisitions, 1.9%; and divestitures, (1.2)%.

Cost of Sales. Gross profit as a percent of sales was 24.9% as compared with 25.4% for the comparable 1994 period.

Selling, administrative and general expenses. Such expenses as a percent of sales declined from 17.7% in 1994 to 16.7% in 1995. However, in dollar terms, such expenses increased 5% because of incremental expenses associated with second-half 1994 acquisitions and the higher level of sales in general.

Interest expense. The increase in interest expense is primarily attributable to interest expense of several of the international subsidiaries and interest on the $50.0 million, 8% debentures discussed below in LIQUIDITY AND CAPITAL RESOURCES.

Net foreign currency gain or loss. Net foreign currency loss for the 1995 quarter was somewhat less than the loss for the 1994 quarter due to numerous, largely insignificant, currency differences.

Other income/expense. Net other income was $0.5 million, compared with the comparable 1994 period expense of $0.3 million and is comprised of numerous income and expense items, none of which is individually significant.

Income taxes. Income taxes increased $2.0 million, reflecting higher income level.

Geographic discussion. European sales increased in double digits for each of the core businesses and European operating profits improved with stabilization of prices and the continued recovery in the economy. Sales and operating income also improved in the United States and Canada and Asia-Pacific. Latin American sales declined and operating profit in the region was approximately half of what it was in the comparable 1994 quarter; this decrease was due to economic conditions in the region.

Comparison Between Six Months Ended June 30, 1995 and 1994
----------------------------------------------------------

Net sales. Consolidated sales for the six months ended June 30, 1995 were $677.0 million or 16.0% greater than those for the comparable 1994 period. Management's best estimate is that the increase in sales is comprised of: volume, 6.7%; exchange, 2.5%; price/mix, 6.5%; acquisitions, 2.0%; and divestitures, (1.7)%.

Cost of Sales. Gross profit as a percent of sales declined slightly, from 25.2% to 25.0%.

Selling, administrative and general expenses. These expenses increased 12.5% in dollar terms, primarily due to the $5.6 million severance charge taken in the first quarter 1995, but also because of the higher level of sales and the incremental expenses associated with the 1994 acquisitions.

Interest expense. The $0.8 million increase over the 1994 period is essentially due to interest on short-term borrowing by the international operations and interest on the $50.0 million 8% debentures discussed below in LIQUIDITY AND CAPITAL RESOURCES.

Net foreign currency gain or loss. Net loss for the 1995 period was $0.4 million as compared with 1994 period loss of $0.7 million.

Other income/expense. Net other income decreased by $0.6 million and is comprised of numerous income and expense items, none of which is individually significant.

Income taxes. Income taxes increased $3.4 million, primarily reflecting the higher level of income.

Geographic discussion. To date, European sales increased in all core businesses, as did operating profit. Sales in the United States and Canada also increased in all businesses. Operating profit in the United States and Canada increased, largely due to continued improvements in powder coatings and the chemicals business. Latin American sales and operating profit were slightly improved, though significant declines in the second quarter due to economic conditions in the region offset the gains made in the first quarter 1995.



Liquidity and Capital Resources
-------------------------------

Working capital. Working capital was $67.8 million greater at June 30, 1995 than at year-end 1994, primarily due to the increase in marketable securities resulting from the issuance of $50.0 million in 8% debentures further discussed in Financing requirements and resources below.

Cash flow. Net cash provided from operating activities for the six months ended June 30, 1995 was $38.4 million. The increase in marketable securities is due to the issuance of the 8% debentures discussed above and further in Financing requirements and resources below.

Financing requirements and resources. The long-term debt to equity ratio was 32.9% at June 30, 1995, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This compares with 21.2% at December 31, 1994. The increase is due to the issuance of 8% debentures in the amount of $50.0 million due 2025. These were issued on June 20, 1995 under the Company's Shelf Registration previously filed with the Securities and Exchange Commission. The proceeds of the 8% debentures will be used for general purposes, including redemption of the $50.0 million 11 % debentures, which become redeemable at par, at the option of the Company, in October, 1995. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There have been no borrowings under this facility. The Company may also issue $25.0 million of additional debt under the Shelf Registration. Additionally, the foreign subsidiaries have credit facilities available.

Other Significant Developments
------------------------------

Subsequent to completion of the quarter, the Company announced that Mark A. Cusick, a partner with the Cleveland, Ohio law firm of Squire, Sanders & Dempsey, had been named Secretary of the Corporation, succeeding Paul B. Campbell.

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.  No change.

Item 2   Changes in Securities.  No change.

Item 3   Defaults Upon Senior Securities.  No change.

Item 4   Submission of Matters to a Vote of Security Holders.  None.

Item 5   Other information.  None.

Item 6   Exhibits and Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1995.

         Exhibit 4(b)(4) - Amendment Number 6, dated June 22, 1995 to the Revolving Credit Agreement by and between Ferro
         Corporation and four commercial banks dated August 22, 1990.
         A copy of such amendment is attached hereto as Exhibit 4(b)(4).

         Exhibit 11 - Statement regarding computation of earnings per share.

         Exhibit 12 - Ratio of Earnings to Fixed Charges.

         Exhibit 20- The Consolidated Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and six months ended June 30, 1995 and 1994 (Unaudited) of Ferro Corporation and subsidiaries.

         Exhibit 27 - Financial Data Schedule.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FERRO CORPORATION
                                        (Registrant)




                                        H. R. Ortino
                                        ________________________________________
Date:  August 14, 1995                  H. R. Ortino
                                        Executive Vice President and
                                        Chief Financial-Administrative Officer





                                        G. H. Ritondaro
                                        ________________________________________
Date:  August 14, 1995                  G. H. Ritondaro
                                        Vice President, Finance