Form 10-Q
period 1995-09-30
FERRO CORP
filed 1995-11-14
CIK 35214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995           Commission File Number 1-584

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

                      Yes    X                 No
                           ----                  ----

At October 31, 1995, there were 27,302,366 shares of Ferro common stock, par value $1.00, outstanding.

PART I FINANCIAL INFORMATION

Item 1   Financial Statements

The consolidated Balance Sheets as of September 30, 1995 (unaudited) and December 31, 1994, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1995 and 1994 (unaudited) of Ferro Corporation and Subsidiaries are set forth in
Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1994.

Cash dividends were paid at the rate of $0.135 per common share in the third quarter of 1995 and 1994. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the third quarter of 1995 and 1994.

Net sales and net income for the three months ended September 30, 1995 were $310.8 million and $9.8 million ($0.31 fully diluted earnings per common share) as compared with net sales and net income of $296.8 million and $11.6 million ($0.36 fully diluted earnings per common share) for the corresponding 1994 period. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Comparison Between Three Months Ended September 30, 1995 and 1994
-----------------------------------------------------------------

Net Sales. Third quarter 1995 sales of $310.8 million were 4.7% greater than the $296.8 million of the comparable 1994 period.

Sales increased for all business segments, except for plastics, and all geographic regions, except for Latin America. Sales for Coatings, Colors and Ceramics and for Chemicals increased 4.5% and 18.8% respectively, while Plastics sales decreased by 6.1%.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. However, Management's best estimate is that the 4.7% increase in sales comprises: volume, 1.0%; exchange, 1.9%; price/mix, 3.1%; and divestitures, (1.3)%.

Cost of Sales. Gross profit as a percent of sales was 22.5% as compared with 24.8% for the comparable 1994 period. Much of this is due to a large volume drop in Latin America, as well as volume decline in domestic automotive and major appliance segments.


Selling, administrative and general expenses. Such expenses as a percent of sales declined from 17.8% in 1994 to 16.5% in 1995. They also declined in dollar terms in response to continued cost control efforts.

Interest expense. The increase in interest expense is primarily attributable to interest on the $50.0 million, 8% debentures discussed further in LIQUIDITY AND CAPITAL RESOURCES.

Net foreign currency gain or loss. The change is primarily attributable to transaction gains in European operations.

Other income/expense. Net other income was $1.3 million, compared with the comparable 1994 period expense of $0.6 million, comprised of numerous income and expense items.

Income taxes. Income taxes decreased slightly, primarily due to a lower level of income.

Geographic discussion. European sales increased by double digits for each of the core businesses and European operating profits improved as the recovery in Europe continued. Sales were up marginally in the United States and Canada, while operating income declined slightly due largely to weakness in durables, mainly automotive and major appliances. Sales and operating profit in Latin America declined for the second consecutive quarter due to overall macroeconomic conditions in the region. Asia-Pacific sales were nominally improved, but operating income declined somewhat due to margin pressures in several of the markets served in the region.

Comparison Between Nine Months Ended September 30, 1995 and 1994
----------------------------------------------------------------

Net sales. Consolidated sales for the nine months ended September 30, 1995 were $988.0 million or 12.2% greater than those for the comparable 1994 period. Management's best estimate is that the increase in sales comprises: volume, 5.6%; exchange, 3.2%; price/mix, 3.7%; acquisitions, 1.2%; and divestitures, (1.5)%.

Cost of Sales. Gross profit as a percent of sales declined, from 25.1% to 24.2%, primarily due to the volume declines previously discussed for the 1995 third quarter.

Selling, administrative and general expenses. These expenses increased 7.4% in dollar terms, due to the $5.6 million severance charge taken in the first quarter 1995 and the higher level of sales and the incremental expenses associated with the 1994 acquisitions.

Interest expense. The increase in interest expense is primarily attributable to interest on the $50.0 million, 8% debentures discussed further in LIQUIDITY AND CAPITAL RESOURCES.

Net foreign currency gain or loss. Net loss for the 1995 period was $0.1 million as compared with the 1994 period loss of $0.8 million.

Other income/expense. Net other income increased by $1.3 million, comprised of numerous income and expense items.

Income taxes. Income taxes increased $3.1 million, primarily reflecting the higher level of income.

Geographic discussion. To date, European sales increased in all core businesses, as did operating profit. Sales in the United States and Canada also increased in all businesses. Operating profit in the United States and Canada increased, largely due to continued improvements in the chemicals business. Latin American sales and operating profit were down, as significant declines in the second and third quarters due to economic conditions in the region offset the gains made in the first quarter 1995.



Liquidity and Capital Resources
-------------------------------

Working capital. Working capital was $64.7 million greater at September 30, 1995 than at year-end 1994, primarily due to the increase in cash and marketable securities resulting from the issuance of 8% debentures in the amount of $50.0 million which are further discussed in Financing requirements and resources below.

Cash flow. Net cash provided from operating activities for the nine months ended September 30, 1995 was $73.0 million. The increase in Net Cash Provided by Financing Activities is due to the issuance of the 8% debentures discussed above and further in Financing requirements and resources below.

Financing requirements and resources. The long-term debt to equity ratio was 33.6% at September 30, 1995, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This compares with 21.2% at December 31, 1994. The ratio increase is due to the issuance of 8% debentures in the amount of $50.0 million due 2025. The debentures were issued on June 20, 1995 under the Company's Shelf Registration previously filed with the Securities and Exchange Commission. The proceeds of the 8% debentures will be used for general purposes, including redemption of the $50.0 million 11 3/4% debentures, redeemable at par, in October, 1995. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the end of the quarter. The Company also had up to $25.0 million of
additional debt or equity available under its Shelf Registration.   (See Other
Significant Developments for related subsequent developments.) Additionally, the international subsidiaries have credit facilities available.


Other Significant Developments
------------------------------

Subsequent to the end of the quarter, the Company:

         Completed the acquisition of certain businesses of Synthetic Products Company (Synpro) from Cookson Group plc., of London, England. Completion of this acquisition establishes Ferro as one of the largest producers of polymer additives in the world;

         Redeemed at par the $50.0 million, 11 3/4% debentures;

         Issued, on November 7, 1995 7 3/8% debentures in the amount of $25.0 million. This issuance exhausts the Company's Shelf Registration filed in 1992 in the original amount of $100.0 million.

         Filed a $300.0 million Universal Shelf Registration with the Securities and Exchange Commission. Securities issued under this shelf registration will be used for general corporate purposes, including capital expenditures, acquisitions and repayment of indebtedness.

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.

An agreement in principle has been reached to settle the suit filed in August 1993 by the United States Environmental Protection Agency alleging violation of the Clean Water Act and the River and Harbors Act by the Company and several other defendants. Subject to the negotiation of an acceptable consent decree, the Company will agree to pay a civil penalty of $0.4 million and to pay $1.4 million into a fund to be established to help clean up sediment in the West Branch of the Grand Calumet River. Terms of the consent decree are still being negotiated.

Item 2   Change in Securities.  No change.

Item 3   Default Upon Senior Securities.  No change.

Item 4   Submission of Matters to a Vote of Security Holders.  None.

Item 5   Other information.  None.

Item 6   Exhibits and Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1995.




      Exhibit 10 - Material Contracts

                (a) Various agreements relating to an Asset
                    Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company
                    (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request.


                (b) Amended and restated Executive Employment Agreement dated
                    July 28, 1995.



      Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

      Exhibit 12 - Ratio of Earnings to Fixed Charges.

      Exhibit 20- The Consolidated Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1995 and 1994 (Unaudited) of Ferro Corporation and Subsidiaries.

      Exhibit 4(b)(4) - Amendment Number 7, dated October 25, 1995 to the Revolving Credit Agreement by and between Ferro
      Corporation and four commercial banks dated August 22, 1990.
      A copy of such amendment is attached hereto as Exhibit 4(b)(4).

      Exhibit 27 - Financial Data Schedule

                              S I G N A T U R E S


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FERRO CORPORATION
                                    (Registrant)


Date: November 14, 1995

                                    /s/Hector R. Ortino
                                    -----------------------------
                                    Hector  R. Ortino
                                    Executive Vice President and
                                    Chief Financial-Administrative Officer





Date: November 14, 1995
                                    /s/ Gary H. Ritondaro
                                    -----------------------------
                                    Gary H. Ritondaro
                                    Vice President, Finance