Form 10-K
period 1995-12-31
FERRO CORP
filed 1996-03-28
CIK 35214

===============================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   (MARK ONE)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended DECEMBER 31, 1995
                                       OR
        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from........TO.........

                          Commission File Number 1-584
                          ----------------------------

                               FERRO CORPORATION
             (Exact name of registrant as specified in its charter)

An Ohio Corporation    1000 LAKESIDE AVENUE, CLEVELAND, OH 44114    I.R.S. No. 34-0217820

                    (Address of principal executive offices)
       Registrant's telephone number, including area code:  216-641-8580
                     --------------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Class                     Name of Exchange on which registered
         --------------                     ------------------------------------
  Common Stock, par value $1.00                    New York Stock Exchange
  Common Stock Purchase Rights                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       7 5/8% Debentures due May 1, 2013
                     7 3/8% Debentures due November 1, 2015
                        8% Debentures due June 15, 2025
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

On February 27, 1996, there were 26,773,241 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by nonaffiliates was $696,104,266.
                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
 Portions of Annual Report to Shareholders for the year ended December 31, 1995
           (Incorporated into Parts I, II and IV of this Form 10-K).
      Portions of Ferro Corporation's Proxy Statement dated March 12, 1996
            (Incorporated into Parts II and III of this Form 10-K).


===============================================================================


                                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------------------------

                                                       PART I


Item 1. Business.............................................................................................  Page 3
Item 2. Properties...........................................................................................  Page 7
Item 3. Legal Proceedings....................................................................................  Page 7
Item 4. Submission of Matters to a Vote of Security Holders..................................................  Page 7



                                                       PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters................................  Page 9
Item 6. Selected Financial Data..............................................................................  Page 9
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations................  Page 9
Item 8. Financial Statements and Supplementary Data..........................................................  Page 9
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................  Page 9



                                                       PART III


Item 10. Directors and Executive Officers of the Registrant..................................................  Page 10
Item 11. Executive Compensation..............................................................................  Page 10
Item 12. Security Ownership of Certain Beneficial Owners and Management......................................  Page 10
Item 13. Certain Relationships and Related Transactions......................................................  Page 10


                                                       PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................  Page 10
----------------------------------------------------------------------------------------------------------------------

                                     PART I
--------------------------------------------------------------------------------

ITEM 1- BUSINESS

     Ferro Corporation ("Ferro"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of specialty materials for industry by organic and inorganic chemistry. It operates (either directly or through wholly-owned subsidiaries or partially-owned affiliates) in 21 countries worldwide. Ferro produces a variety of specialty coatings, colors, ceramics, plastics, chemicals, and related products and services. Ferro's most important product is frit produced for use in porcelain enamels and ceramic glazes.

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

     A further description of Ferro's business, its principal products, their markets and applications is contained under all headings on pages 6 through 13 of its 1995 Annual Report to Shareholders, which is attached hereto as Exhibit 13 (the "Annual Report"). The information contained under the aforementioned headings on pages 6 through 13 of the Annual Report (excluding pages 8, 10 and 12 on which only pictures and text describing such pictures appear and the pictures and text describing such pictures on pages 9, 11 and 13) is incorporated herein by reference. Information concerning Ferro's business during 1995, 1994, and 1993 and certain transactions consummated during those years is included under the heading "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report and in Note 6 to Ferro's Consolidated Financial Statements, which are included in the Annual Report. Note 6 appears at pages 26 and 27 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's industry segments, including financial information relating thereto, is set forth in Note 11 to Ferro's Consolidated Financial Statements, which appears on pages 30 and 31 of the Annual Report and is incorporated herein by reference.

     RAW MATERIALS

     For the most part the raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 1995 and does not anticipate such shortages in 1996.

     PATENTS AND LICENSES

     Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not consider that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2016.

     Ferro does not hold any licenses, franchises or concessions which it considers to be material.

     CUSTOMERS

     Ferro does not consider that a material part of its Coatings, Colors and Ceramics or its Plastics businesses are dependent on any single customer or group of customers. In the Chemicals segment however, the loss of two or three of the largest customers could have a materially adverse effect on this segment.

     BACKLOG OF ORDERS

     In general there is no significant lead time between order and delivery in any of Ferro's business segments. As a result, Ferro does not consider that the dollar amount of backlog of orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal.

     COMPETITION

     With respect to most of its products, Ferro competes with a substantial number of companies, none of which is dominant. Exceptions to this are frit and powder coatings markets, where Ferro believes that it is the largest worldwide supplier. The details of foreign competition necessarily vary with respect to each foreign market.

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

     Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $23,150,000, $22,919,000 and $19,334,000 in 1995, 1994 and 1993, respectively. Expenditures for individual customer requests for research and development were not material.

     ENVIRONMENTAL MATTERS

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

     Ferro and its international subsidiaries authorized approximately $2,789,000, $6,040,000 and $8,970,000 in capital expenditures for environmental control during 1995, 1994 and 1993, respectively.

Two projects accounted for the majority of the environmental control capital expenditures in 1995:

         a.      Wastewater treatment plant expansion at Ferro
                 chemical facility in Baton Rouge, Louisiana          $ 750,000

         b.      EDA removal from wastewater system at Ferro
                 chemical facility in Hammond, Indiana                $ 660,000
                                                                      ---------

                 Total -- Major Projects (1995)                      $1,410,000


Two major projects accounted for the high level of environmental control capital expenditures in 1994:

         a.      EDC collection and recovery system at a Ferro
                 chemical facility in Hammond, Indiana               $3,250,000

         b.      Zinc oxide production effluent treatment system
                 in Portugal                                          1,370,000
                                                                      ---------

                 Total -- Major Projects (1994)                      $4,620,000

Three major projects accounted for the high level of environmental control capital expenditures in 1993:

         a.      Wastewater treatment plant at a Ferro chemical
                 facility in France                                  $2,300,000

         b.      Replacement of underground tank farms at a Ferro
                 chemical facility in Bedford, Ohio                   1,600,000

         c.      Scrubbers at a Ferro facility in Brazil              1,400,000
                                                                      ---------

                 Total -- Major Projects (1993)                      $5,300,000


     During 1995 the Company reached an agreement in principle to settle a suit filed in August 1993 by the United States Environmental Protection Agency alleging violation of the Clean Water Act and the Rivers and Harbors Act by Keil Chemical, a production facility owned and operated by Ferro in Hammond, Indiana. The Company had been named as one of several defendants, including three local municipalities, one local government agency (a sewer district) and four other area industrial concerns. Subject to the negotiation of an acceptable consent decree, the Company will agree to pay a civil penalty of $0.4 million and to pay $1.4 million into a fund to be established to help clean up sediment in the West Branch of the Grand Calumet River. Terms of the consent decree are still being negotiated.

     During 1994, the Company signed an Agreed Order with the Indiana Department of Environmental Management and the Hammond Department of Environmental Management (the "Agencies") settling the Agencies' claims that the Keil Chemical facility had violated various air emission regulations. Subject to satisfactory compliance with the terms of the Agreed Order, the United States Environmental Protection Agency has concluded its Notice of Violations against the Keil facility. Under the Agreed Order, the Company paid a civil cash penalty of $1.5 million, constructed a supplemental environmental project and commenced reduction of air emissions to reach compliance with federal and state air emission regulations under compliance schedules as contained in the Agreed Order.

     EMPLOYEES

     At December 31, 1995, Ferro employed approximately 6,914 full-time employees, including 4,059 employees in its foreign subsidiaries and affiliates and 2,855 in the United States.

     Approximately 25% of the domestic workforce is covered by labor agreements, and approximately 4% is affected by union agreements which expire in 1996.

     FOREIGN OPERATIONS

     Financial information about Ferro's domestic and foreign operations is set forth on page 31 of the Annual Report and is incorporated herein by reference.

     Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

     Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, Canada, England, France, Germany, Holland, Italy, Mexico, Spain, Taiwan and Thailand. Partially-owned affiliates manufacture in Ecuador, Indonesia, Japan, Portugal, Taiwan, Turkey and Venezuela.

     Foreign operations (excluding Canada) accounted for 50% of the consolidated net sales and 53% of Ferro's consolidated operating income for the fiscal year 1995; comparable amounts for the fiscal year 1994 were 50% and 60% and for fiscal year 1993 were 50% and 53%.

     Except for the sales of Ferro Enamel Espanola S.A. (Spain), Ferro France, S.a.R.L. (France), Ferro Chemicals S.A. (France), Ferro (Holland) B.V., Ferro Mexicana S.A. de C.V. (Mexico), Ferro (Great Britain) Ltd., Ferro Industrial Products Limited (Taiwan), Ferro Toyo Co., Ltd. (Taiwan) and Metal Portuguesa S.A. (Portugal), the sales of each of Ferro's subsidiaries are principally for delivery in the country in which the subsidiary is located. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro specialty products to the entire European Community market.

     Ferro receives technical service fees and/or royalties from many of its foreign subsidiaries. Historically, as a matter of general corporate policy, the foreign subsidiaries have been expected to remit a portion of their annual earnings to the parent as dividends. Several of the countries where Ferro has subsidiaries control the transfer of currency out of the country, but in recent years Ferro has been able to receive such remittances without material hindrance from foreign government restrictions. To the extent earnings of foreign subsidiaries are not remitted to Ferro, such earnings are intended to be indefinitely invested in those subsidiaries.

ITEM 2 - PROPERTIES

         Ferro's Research and Development Center is located in leased space in Independence, Ohio. The corporate headquarters office is located at 1000 Lakeside Avenue, Cleveland, Ohio and such property is owned by the Company. The business segments in which Ferro's plants are used and the locations of the principal manufacturing plants it owns in the United States are as follows:

COATINGS, COLORS AND CERAMICS -- Cleveland, Ohio; Nashville, Tennessee; Pittsburgh, Pennsylvania; Toccoa, Georgia; Orrville, Ohio; Shreve, Ohio; Penn Yan, New York; East Liverpool, Ohio; Crooksville, Ohio and East Rochester, New York.
PLASTICS -- Plymouth, Indiana; Evansville, Indiana; Stryker, Ohio;
Edison,  New Jersey and South Plainfield, New Jersey.
CHEMICALS -- Bedford, Ohio; Hammond, Indiana and Baton Rouge, Louisiana.

     In addition, Ferro leases manufacturing facilities in Cleveland, Ohio (Chemicals); Fort Worth, Texas (Chemicals); Santa Barbara, California (Coatings) and San Marcos, California (Coatings).

     Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, Canada, France, Germany, Indonesia, Italy, Japan, Mexico, the Netherlands, Portugal, Spain, Taiwan, Thailand and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Portugal, Germany and the Netherlands. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

     Ferro believes that all of the foregoing facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 - LEGAL PROCEEDINGS

     Information set forth in Note 7 to Ferro's Consolidated Financial Statements on page 27of the Annual Report is incorporated herein by reference.

     Information regarding certain legal proceedings with respect to environmental matters is contained under Part I of this Annual Report on Form 10-K.

     The law firm of Squire, Sanders & Dempsey, of which Mark A. Cusick is a partner, provided legal services to Ferro in 1995 and Ferro plans to continue the use of such firm in 1996. Mr. Cusick is the Secretary of Ferro.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     There is set forth below the name, age, positions and offices held by each individual serving as executive officer as of March 15, 1996 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

     Albert C. Bersticker - 61
                Chairman of the Board and Chief Executive Officer, 1996 President and Chief Executive Officer, 1991
                President and Chief Operating Officer, 1988

     Werner F. Bush - 56
                Executive Vice President and Chief Operating Officer, 1993 Senior Vice President, Coatings, Colors and Ceramics, 1991 Group Vice President, Coatings, Colors and Electronic Materials, 1988

     David G. Campopiano - 46
                Vice President, Corporate Development, 1989

     R. Jay Finch - 54
                Vice President, Specialty Plastics, 1991
                Vice President and General Manager, Plastics & Rubber Division, Mobay Corporation, 1984

     James B. Friederichsen - 53
                Vice President, Specialty Chemicals, 1994
                President, MTM Americas, 1990

     D. Thomas George - 48
                Treasurer, 1991
                Director, Treasury Operations, 1989

     J. Larry Jameson - 58
                Vice President, Powder Coatings, 1996
                Self Employed, Coatings Consultant, 1993
                Chief Executive Officer, Pirelli Cable Corporation, 1993 President, Coatings and Colorants Division, BASF Corporation, 1986

     Charles M. Less - 46
                Vice President, Marketing, 1995
                Group Market Manager, Rohm and Haas, 1992
                Business Manager Coatings, Europe, Rohm and Haas, 1987

     Hector R. Ortino - 53
                President, 1996
                Executive Vice President and Chief Financial-Administrative Officer, 1993
                Senior Vice President and Chief Financial Officer, 1991 Vice President, Finance and Chief Financia Officer, 1987

     Richard C. Oudersluys - 56
                Vice President, Inorganic Coatings and Colorants, 1994
                Vice President, Pigments and Glass/Ceramics Colorants, 1992 General Manager, Color Division, 1987

     Thomas O. Purcell, Jr. - 51
                Vice President, Research and Development, 1991
                Associate Director Research, Plastics, 1990

     Gary H. Ritondaro - 49
                Vice President and Chief Financial Officer, 1996
                Vice President, Finance, 1993
                Vice President, Controller, 1991
                Controller, 1986


                                    PART II
--------------------------------------------------------------------------------

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

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


ITEM 6 - SELECTED FINANCIAL DATA

     The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " on pages 32 and 33 of the Annual Report is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

     The information contained under the heading "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 19 through 31, inclusive, of the Annual Report, including the Notes to Consolidated Financial Statements, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no such changes or disagreements.

                                    PART III
--------------------------------------------------------------------------------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of Ferro contained under the headings "Election of Directors" and "Certain Matters Pertaining to the Board of Directors" on pages 1 through 9, inclusive, of Ferro's Proxy Statement dated March 12, 1996, is incorporated herein by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 14 through 28, inclusive, of Ferro's Proxy Statement dated March 12, 1996, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" on pages 1 through 8 of Ferro's Proxy Statement dated March 12, 1996 and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions that are required to be reported.



                                    PART IV
--------------------------------------------------------------------------------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

     (a) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF FERRO CORPORATION AND ITS SUBSIDIARIES, CONTAINED ON PAGES 19 THROUGH 31, INCLUSIVE, OF THE ANNUAL REPORT ARE INCORPORATED HEREIN BY
            REFERENCE:

            Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Consolidated Balance Sheets at December 31, 1995 and 1994

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

     (b) THE FOLLOWING ADDITIONAL INFORMATION FOR THE YEARS 1995, 1994 AND 1993, IS SUBMITTED HEREWITH:

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

            Financial Statement Schedule VIII, together with the independent Auditors' Report thereon, are contained on pages F-1 and F-2 of this Annual Report on Form 10-K.

     (c)    EXHIBITS:

            (3) Articles of Incorporation and by-laws

                 (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1989, which Exhibit is incorporated herein by reference.)

                 (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit
                          (3)(b) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, which
                          Exhibit is incorporated herein by reference.)

                 (c) Amended Code of Regulations. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1987, which Exhibit is incorporated herein by reference.)

            (4) Instruments defining rights of security holders, including indentures

                 (a) Revolving Credit Agreement by and between Ferro and four commercial banks dated August 22, 1990. (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-Q for the three months ended September 30, 1990, which Exhibit is incorporated herein by reference.)

                 (b) Amendment Number 1 dated May 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(1) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated herein by reference.)

                 (c) Amendment Number 2 dated July 30, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(2) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated herein by reference.)

                 (d) Amendment Number 3 dated December 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4 to Ferro Corporation's Form 10-K for the year ended December 31, 1991, which Exhibit is incorporated herein by reference.)

                 (e) Amendment Number 4 dated July 21, 1992, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4 to Ferro Corporation's Form 10-Q for the three months ended June 30, 1992, which Exhibit is incorporated herein by reference.)

                 (f) Amendment Number 5 dated April 20, 1993, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993, which Exhibit is incorporated herein by reference.)

                 (g) Amendment Number 6 dated June 22, 1995, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1995, which Exhibit is incorporated herein by reference.)

                 (h) Amendment Number 7 dated October 25, 1995 to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated herein by reference.)

                 (i) Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 21, 1986. (Reference is made to Exhibit 1.2 to the Registration Statement on Form 8-A dated March 26, 1986, which Exhibit is incorporated herein by reference.)

                 (j) Amendment No. 1 to Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 31, 1989. (Reference is made to Exhibit 1 to Form 8-K filed with the Commission on March 31, 1989, which Exhibit is incorporated herein by reference.)

                 (k) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as Exhibit 4(j) to Ferro Corporation's Form

                          10-Q for the three months ended June 30, 1993. Said
                          Exhibit is incorporated herein by reference.

            (10) Material Contracts

                 (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 14 through 18 of the Proxy Statement dated March 20, 1995. Said description is incorporated herein by reference.

                 (b) Ferro's 1995 Performance Share Plan. (Reference is made to Exhibit A of Ferro Corporation's Proxy Statement dated March 20, 1995, which exhibit is incorporated herein by reference.)

                 (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated herein by reference.)

                 (d) Ferro's 1985 Employee Stock Option Plan for Key Personnel (Amended and Restated). (Reference is made to Exhibit A to Ferro Corporation's Proxy Statement dated March 11, 1991, which Exhibit is incorporated by reference.) Reference is also made to pages 13 and 14 of Ferro Corporation's Proxy Statement dated March 20, 1995, for an amendment to the plan and to pages 10 through 13 of Ferro Corporation's Proxy Statement dated March 12, 1996 regarding proposed amendments to the Plan, subject to shareholder approval at the 1996 annual meeting.

                 (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

                 (f) Agreement between Ferro Corporation and Frank A. Carragher dated October 18, 1993. (Reference is made to Exhibit 10.1 to Ferro Corporation's Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

                 (g) Amended and Restated Executive Employment Agreement dated July 28, 1995. (Reference is made to Exhibit 10
                          (b) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated herein by reference.)

                 (h) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements. A copy of such Schedule I is attached hereto as Exhibit 10.

                 (i) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee.

                          The additional agreements are available upon request. (Reference is made to Exhibit 10(a) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated herein by reference.)

                 (j) Separation Agreement between Ferro Corporation and James F. Fisher dated March 22, 1995 is attached hereto as Exhibit 10.1.

            (11) Statement Regarding Computation of Earnings per Share.

            (12) Ratio of Earnings to Fixed Charges.

            (13) Annual Report to Shareholders for the year ended December 31,
                 1995.

            (21) List of Subsidiaries.

            (23) Consent of KPMG Peat Marwick LLP to the incorporation by reference of their audit report on
                 the Consolidated Financial Statements contained in the Annual Report into Ferro's Registration Statements on Form S-8 Registration Nos. 2-61407, 33-28520 and 33-45582 and Ferro's Registration Statement on Form S-3 Registration No. 33-51284 and Registration No. 33-63855.


2. REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed for the three months ended December 31, 1995

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FERRO CORPORATION

                                        By  /s/Albert C. Bersticker
                                           -------------------------
                                               Albert C. Bersticker,
                                               Chairman and
                                               Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 27th day of March, 1996.


/s/Albert C. Bersticker                        Chairman and Chief Executive Officer and Director
Albert C. Bersticker                           (Principal Executive Officer)


/s/Gary H. Ritondaro                          Vice President and Chief Financial Officer
Gary H. Ritondaro                              (Principal Financial Officer and Principal Accounting Officer)

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

/s/Hector R. Ortino                            Director
Hector R. Ortino


/s/Adolph Posnick                              Director
Adolph Posnick

/s/Rex A. Sebastian                            Director
Rex A. Sebastian

/s/Dennis W. Sullivan                          Director
Dennis W. Sullivan

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
         ------------------------------------------------------------


The Shareholders and Board of Directors Ferro Corporation

Under date of January 24, 1996, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule VIII, Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Cleveland, Ohio
January 24, 1996

                       FERRO CORPORATION AND SUBSIDIARIES

         Schedule VIII - Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1995, 1994 and 1993

                             (thousands of dollars)


                                                                 Additions
                                                            --------------------
                                                Balance at  Charged to  Charged                Balance
                                                Beginning   Costs and   to Other               at End of
                                                of Period   Expenses    Accounts   Deductions   Period
                                                ---------   --------    --------   ----------   ------
Year ended December 31, 1995
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes                                  12 (C)
      and accounts receivable - trade           $   7,129       4,750        174 (B)   2,188 (A)  9,877
                                                 ========    ========   ========    ========    =======

Year ended December 31, 1994
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes                                  68 (C)
      and accounts receivable - trade           $   6,464       2,113        264 (B)   1,780 (A)  7,129
                                                 ========    ========   ========    ========    =======

Year ended December 31, 1993
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes
      and accounts receivable - trade           $   7,924         811       (517)(B)   1,754 (A)  6,464
                                                 ========    ========   ========    ========    =======




   Notes:
   (A)Accounts written off, less recoveries
   (B)Adjustment in respect of differences in rates of exchange
   (C)Acquisitions and divestitures, net

                                 EXHIBIT INDEX
                                 -------------


Exhibit  (10)    Schedule I

Exhibit  (10.1)  Separation Agreement Between Ferro Corporation and James F.
                 Fisher

Exhibit  (11)    Statement Regarding Computation of Earnings per Share

Exhibit  (12)    Ratio of Earnings to Fixed Charges

Exhibit  (13)    Annual Report to Shareholders

Exhibit  (21)    List of Subsidiaries

Exhibit  (23)    Consent of KPMG Peat Marwick LLP

Exhibit  (27)    Financial Data Schedule (Electronic Filing Only)