Form 10-Q
period 1996-03-31
FERRO CORP
filed 1996-05-15
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                      ------------------------------------


          [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1996

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from To

                          Commission File Number 1-584
                      ------------------------------------


                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)

An Ohio Corporation  1000 LAKESIDE AVENUE CLEVELAND,OH 44114  IRS No. 34-0217820
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 216/641-8580
                      ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At April 30 1996, there were 26,562,634 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The consolidated Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995.

Cash dividends were paid at the rate of $0.135 per common share in the first quarter of 1996 and 1995. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the first quarter of 1996 and 1995.

Net sales and net income for the three months ended March 31, 1996 were $348.2 million and $13.2 million ($0.43 fully diluted earnings per common share) as compared with net sales and net income of $342.9 million and $13.1 million ($0.41 fully diluted earnings per common share) for the corresponding 1995 period . Included in the 1995 quarter were severance charges of $5.6 million. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Comparison Between Three Months Ended March 31, 1996 and 1995.
- --------------------------------------------------------------

Net Sales. First quarter 1996 sales of $348.2 million were 1.5% greater than the $342.9 million of the comparable 1995 period.

Sales increased 38% for the Chemicals segment, but decreased 4% in the Coatings, Colors and Ceramics segment and 16% in the Plastics segment. The increase in Chemicals is largely due to sales associated with the acquisition of the polymer additives business (Synpro) from Cookson Group plc, during the fourth quarter of 1995. Coatings, Colors and Ceramics sales declined primarily because of macroeconomic conditions in Latin America and the divestiture of a powder coatings joint venture in Italy. Plastics sales declined largely because of the divestiture of an operation in France. Geographically, consolidated sales were up in the United States and Canada and Europe but down in the Latin America and Asia-Pacific regions.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 1.5% increase in sales comprises: volume, -3.8%; price/mix, 1.2%; acquisitions 7.5% and divestitures -3.4%.

Cost of Sales. Gross profit as a percent of sales was 24.5% as compared with 25.0% for the comparable 1995 period. This was due to a combination of macroeconomic conditions in Latin America, softness in the domestic automotive and appliance markets and product/mix changes.

Selling, administrative and general expenses. Such expenses as a percent of sales declined from 17.7% in 1995 to 16.9% in 1996. First quarter 1995 included a severance charge of $5.6 million.

Interest expense. The increase in interest expense from $3.1 million to $3.3 million is primarily attributable to lower level of capitalized interest.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to transaction gains in European operations.

Other income/expense. Net other expense was $2.1 million, up from the comparable 1995 period expense of $0.4 million, comprised of numerous income and expense items.

Income taxes. Income taxes were comparable with the corresponding 1995 quarter.

Geographic discussion. European sales improved for each of the core businesses and European operating profits improved despite signs of weakness in some markets. Sales and operating income each improved in the United States and Canada, mostly due to the strong performance of the profitable Synpro acquisition. Domestic operating profit was also helped by margin improvement in the Plastics business. Sales and operating profit in Latin America declined due to overall macroeconomic conditions in the region. Asia-Pacific sales were down, as was operating income due to margin pressures in several of the markets served in the region.


Liquidity and Capital Resources
- -------------------------------

Working capital.  Working capital was comparable to year-end 1995.

Cash flow. Net cash provided from operating activities for the three months ended March 31, 1996 was $27.1 million. The increase in Net Cash used for Financing Activities is due to the repayment of debt and the repurchase of some of the Company's outstanding shares.

Financing requirements and resources. The long-term debt to equity ratio was 27.5% at March 31, 1996, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This equals the 27.5% ratio at December 31, 1995. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the end of the quarter. The Company also has available a $300 million Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995, under which various types of securities may be issued.


OTHER SIGNIFICANT DEVELOPMENTS

     In February 1996, J. Larry Jameson joined the Company as Vice President, Powder Coatings.

Subsequent to the end of the quarter:

     Adolph Posnick retired from the Board of Directors as of April 26, 1996, pursuant to Ferro Corporation's mandatory retirement age policy for directors.



                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS.   NO CHANGE

ITEM 2   CHANGE IN SECURITIES.  NO CHANGE.

ITEM 3   DEFAULT UPON SENIOR SECURITIES.  NO CHANGE.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Shareholders held on April 26, 1996, the
     Shareholders:

     a) Re-elected four current Ferro Corporation directors - Sandra Harden Austin, Werner F. Bush, Rex A. Sebastian and Dennis W. Sullivan to serve the Board until the 1999 meeting.

          The results of the voting for directors were as follows:

                                  For           Against      Abstain
                                  ---           -------      -------

          Harden Austin        21,628,045          0        4,436,758
          Bush                 21,650,232          0        4,414,571
          Sebastian            21,704,000          0        4,360,803
          Sullivan             21,728,627          0        4,336,176

          The terms of office for Albert C. Bersticker, Paul S. Brentlinger, Glenn R. Brown, William E. Butler, A. James Freeman, John C. Morley and Hector R. Ortino continued after the meeting.

     b) Approved a proposal to set the number of Board of Director members at 11.

          Shareholders approved the proposal to set the number of Board of Director members at 11 by a vote of 24,567,986 shares for, 156,497 against and 106,149 shares that were present but did not vote on this issue.

     c) Approved a proposal to adopt two amendments to the Employee Stock Option Plan.

          Shareholders approved the proposal to amend the Employee Stock Option Plan by a vote of 24,469,358 shares for, 1,067,368 shares against and 214,872 shares that were present but did not vote on this proposal.

     d) Adopted a resolution to ratify the designation of KPMG Peat Marwick LLP as independent auditors of Ferro's books and accounts.

          Shareholders approved the designation of KPMG Peat Marwick LLP as independent auditors by a vote of 25,815,033 shares for, 172,298 shares against and 77,472 shares who were present but did not vote on this issue.


ITEM 5 OTHER INFORMATION.  NONE.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

          The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1996.

          Exhibits 4(a) through 4(k) referenced in Ferro Corporation's Form 10-K for the year ended December 31, 1995 are incorporated herein by reference.

          Exhibit 4(l) - Shareholder Rights Plan

          Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

          Exhibit 12 - Ratio of Earnings to Fixed Charges.

          Exhibit 20- The Consolidated Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months March 31, 1996 and 1995 (Unaudited) of Ferro Corporation and Subsidiaries.

          Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FERRO CORPORATION
                                                  (Registrant)


Date: May 13, 1996


                                                  /s/Hector R. Ortino
                                                  -------------------
                                                  President






Date: May 13, 1996


                                                  /s/ Gary H. Ritondaro
                                                  ---------------------
                                                  Vice President and
                                                  Chief Financial Officer