Form 10-Q
period 1996-06-30
FERRO CORP
filed 1996-08-13
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                      ------------------------------------


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1996

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from____To___

                          Commission File Number 1-584

                      ------------------------------------


                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)

An Ohio Corporation  1000 LAKESIDE AVENUE CLEVELAND, OH 44114 IRS No. 34-0217820
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 216/641-8580

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

At July 31 1996, there were 26,361,457 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

ITEM 1 - FINANCIAL STATEMENTS

The consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and 1995 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995.

Cash dividends were paid at the rate of $0.135 per common share in the second quarter of 1996 and 1995. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the second quarter of 1996 and 1995.

Net sales and net income for the three months ended June 30, 1996 were $344.7 million and $14.3 million ($0.47 fully diluted earnings per common share) as compared with net sales and net income of $334.0 million and $14.7 million ($0.46 fully diluted earnings per common share) for the corresponding 1995 period. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON BETWEEN THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

Net Sales. Second quarter 1996 sales of $344.7 million were 3.2% greater than the $334.0 million of the comparable 1995 period.

Sales increased 40% for the Chemicals segment, but decreased 2% in the Coatings, Colors and Ceramics segment and 13% in the Plastics segment. The increase in Chemicals is largely due to sales associated with the acquisition of the polymer additives business (Synpro) from Cookson Group plc, during the fourth quarter of 1995. Coatings, Colors and Ceramics sales declined primarily because of market conditions in Latin America and the divestiture of a powder coatings joint venture in Italy. Plastics sales declined largely because of the divestiture of an operation in France. Geographically, consolidated sales were up in the United States and Canada and nominally in Latin America, but down in the Europe and Asia-Pacific regions.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 3.2% increase in sales comprises: currency, -1.9% volume, 1.7%; price/mix, -0.4%; acquisitions 7.6% and divestitures -3.8%.

Cost of Sales. Gross profit as a percent of sales was 24.5% as compared with 24.9% for the comparable 1995 period. This was due to a combination of conditions in Latin America and softness in certain European markets.

Selling, administrative and general expenses. Such expenses as a percent of sales were 16.8% in 1996 and 16.7% in 1995.

Interest expense. The decrease in interest expense from $3.6 million to $3.1 million is primarily attributable to replacement of $50 million of 11 3/4% debt with $50 million of 8% debt.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to transaction gains in European operations.

Other income/expense. Net other expense was $0.6 million as compared with net other income of $0.5 million in the prior year quarter, comprised of numerous income and expense items.

Income taxes. The effective tax rate declined in the quarter from 39.2% in the second quarter of 1995 to 38.1% reflecting worldwide tax planning and utilization of tax loss carryforwards.

Geographic discussion. European sales and operating profit declined slightly due primarily to weakness in general market conditions. Sales and operating profit in the United States and Canada again improved largely due to improvements in the Chemicals business, including the impact of the acquisition of Synthetic Products, as well as improvements in the Plastics business. Latin American sales and operating profit improved marginally though market conditions continued weak. Asia-Pacific sales were down, as was operating income due to margin pressures in several of the markets served in the region.

COMPARISON BETWEEN SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

Net Sales. Consolidated sales for the six months ended June 30, 1996 were $692.9 million, 2.4% greater than those of the comparable 1995 period.

Chemical sales increased 39.0%, largely due to the Synthetic Products (Synpro) acquisition in the fourth quarter of 1995. Coatings, colors and ceramics sales declined 2.9% because of the divestiture of a joint venture in Italy, weak conditions in some European markets and economic conditions in Latin America. The decline in Plastics sales is associated with the divestiture of an operation in France.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 2.4% increase in sales comprises: currency, 0.9%; volume, 1.2%; price/mix, 0.5%; acquisitions 7.6% and divestitures -3.6%.

Cost of Sales. Gross profit as a percent of sales was 24.5% as compared with 25.0% for the comparable 1995 period. This was due to a combination of macroeconomic conditions in Latin America and softness in certain European markets.

Selling, administrative and general expenses. Such expenses as a percent of sales declined from 17.2% in 1995 to 16.8% in 1996.

Interest expense. The decrease in interest expense from $6.7 million to $6.4 million is primarily attributable to replacement of $50 million of 11 3/4% debt with $50 million of 8% debt and a lower level of capitalized interest.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to transaction gains in European operations.

Other income/expense. Net other expense was $2.7 million as compared with net other income of $0.2 million in the prior year quarter, comprised of numerous income and expense items.

Income taxes. The effective tax rate declined from 39.0% to 38.1% reflecting worldwide tax planning and utilization of tax loss carryforwards.

Geographic discussion. Improved sales and operating profit in the United States and Canada were largely attributable to increases in the Chemicals business and its Synpro acquisition, as well as improvements in the segments of the domestic Plastics business. European sales were down slightly, while operating profit was marginally better. While sales increased slightly in Latin America, economic conditions in the region kept operating income in the region under that of the comparable 1995 period. Asia-Pacific sales were down, as was operating income due to continuing margin pressures in several of the markets served in the region.

LIQUIDITY AND CAPITAL RESOURCES

Working capital. Net working capital was comparable to year-end 1995.

Cash flow. Net cash provided from operating activities for the six months ended June 30, 1996 was $43.3 million which compares favorably with the $38.4 million of the 1995 period. The increase in Net Cash used for Financing Activities is due to the issuance of long-term debt in the six month period ending June 30, 1995 and the repurchase of outstanding shares by the Company.

Financing requirements and resources. The long-term debt to equity ratio was 27.1% at June 30, 1996, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This compares to the 27.5% ratio at December 31, 1995. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the end of the quarter. The Company also has available a $300 million Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995, under which various types of securities may be issued.

OTHER SIGNIFICANT DEVELOPMENTS

         On July 26, 1995, the Board of Directors voted to increase the regular quarterly cash dividend on common stock from 13.5 cents per share to 15.5 cents per share.

                           PART II - OTHER INFORMATION

- --------------------------------------------------------------------------------

ITEM 1   LEGAL PROCEEDINGS.   NO CHANGE.

ITEM 2   CHANGE IN SECURITIES.  NO CHANGE.

ITEM 3   DEFAULT UPON SENIOR SECURITIES.  NO CHANGE.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE.

ITEM 5   OTHER INFORMATION.  NONE.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

                  The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1996.

                  Exhibits 4(a) through 4(k) referenced in Ferro Corporation's Form 10-K for the year ended December 31, 1995 are incorporated herein by reference.

                  Exhibit 4(l) - referenced in Ferro Corporation's Form 10-Q for the period ended March 31, 1996 is incorporated herein by reference.

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

                  Exhibit 12 - Ratio of Earnings to Fixed Charges.

                  Exhibit 20 - The Consolidated Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months June 30, 1996 and 1995 (Unaudited) of Ferro Corporation and Subsidiaries.

                  Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FERRO CORPORATION

                                                     (Registrant)

Date: August 13, 1996

                                                /s/Hector R. Ortino
                                                -------------------------
                                                Hector R. Ortino
                                                President

Date: August 13, 1996

                                                /s/Gary H. Ritondaro
                                                -------------------------
                                                Gary H. Ritondaro
                                                Vice President and
                                                Chief Financial Officer