Form 10-Q
period 1996-09-30
FERRO CORP
filed 1996-11-14
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                      ------------------------------------


           [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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


At October 31 1996, there were 25,906,504 shares of Ferro common stock, par value $1.00, outstanding.

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - FINANCIAL STATEMENTS

The Consolidated Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated herein by reference.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995.

Cash dividends were paid at the rate of $0.155 per common share in the third quarter of 1996 and $0.135 per common share in the third quarter of 1995. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the third quarter of 1996 and 1995.

Net sales and net income for the three months ended September 30, 1996 were $329.2 million and $13.2 million ($0.44 fully diluted earnings per common share) as compared with net sales and net income of $310.8 million and $9.8 million ($0.31 fully diluted earnings per common share) for the corresponding 1995 period. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison Between Three Months Ended September 30, 1996 and 1995.
------------------------------------------------------------------

Net Sales. Third quarter 1996 sales of $329.2 million were 5.9% greater than the $310.8 million of the comparable 1995 period.

Sales increased 30% in the Chemicals segment, 2% in the Coatings, Colors and Ceramics segment, but declined 7% in the Plastics segment. The increase in Chemicals is largely due to sales associated with the acquisition of the polymer additives business (Synpro) from Cookson Group plc, during the fourth quarter of 1995. Coatings, Colors and Ceramics sales improved slightly, primarily because volume increases more than offset the decline in sales associated with the 1995 divestiture of a powder coatings joint venture in Italy. Plastics sales declined largely because of the late-1995 divestiture of an operation in France. Geographically, consolidated sales were up in the United States and Canada and in Latin America, but down in Europe and Asia- Pacific.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 5.9% increase in sales is comprised of the following: currency, -1.0%; volume, 3.3%; price/mix, -0.3%; acquisitions 7.9% and divestitures -4.0%.

Cost of Sales. Gross profit as a percent of sales was 23.9% as compared with 22.5% for the comparable 1995 period. Improvement in gross margins were evident in each segment and in each geographic region. Favorable prices for certain raw materials and increased volume for domestic operations were the primary reasons for the increase.

Selling, administrative and general expenses. Such expenses as a percent of sales were 16.5% in 1996 and 1995.

Interest expense. The decrease in interest expense from $4.7 million to $3.5 million is primarily attributable to the fact that for the 1995 period interest was incurred on two separate debt instruments, a $50 million debenture bearing interest at 11 3/4% and another $50 million debenture bearing interest at 8%. During the 1996 period, interest only occurred on the latter instrument as the 11 3/4% debentures were redeemed in October 1995 with the proceeds from the 8% debenture.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to unrealized gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other income/expense. Net other expense was $0.2 million as compared with net other income of $1.3 million in the prior year quarter, these are comprised of numerous income and expense items.

Income taxes. The effective tax rate of 37.3% was comparable with the 1995 third quarter rate of 37.2%.

Geographic discussion. European sales and operating profit declined slightly due primarily to weakness in general market conditions. Sales and operating profit in the United States and Canada improved as each of the segments delivered increases in both sales and operating profit during the quarter. Latin American sales and operating profit improved, though weak market conditions continued. Asia-Pacific sales were down, but operating profit improved slightly.

Comparison Between Nine Months Ended September 30, 1996 and 1995.
-----------------------------------------------------------------

Net Sales. Consolidated sales for the nine months ended September 30, 1996 were $1.02 billion, 3.4% greater than those of the comparable 1995 period.

Chemical sales increased 36.0%, largely due to the Synthetic Products (Synpro) acquisition in the fourth quarter of 1995. Coatings, Colors and Ceramics sales declined 1.4% because of the divestiture of a joint venture in Italy, weak conditions in some European markets and economic conditions in Latin America. The decline in Plastics sales is primarily associated with the divestiture of an operation in France.


The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 3.5% increase in sales is comprised of the following: currency, -0.9%; volume, 0.2%; price/mix, 0.2%; acquisitions 7.7% and divestitures -3.7%.

Cost of Sales. Gross profit as a percent of sales was 24.3% as compared with 24.2% for the comparable 1995 period.

Selling, administrative and general expenses. Such expenses as a percent of sales declined from 17.0% in 1995 to 16.7% in 1996.

Interest expense. The decrease in interest expense from $11.3 million to $9.8 million is primarily attributable to replacement of $50 million of 11 3/4% debt with $50 million of 8% debt.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to transaction gains in European operations and unrealized currency gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other income/expense. Net other expense was $2.9 million as compared with net other income of $1.4 million in the prior year period, these are comprised of numerous income and expense items.

Income taxes. The effective tax rate declined from 38.5% to 38.0% reflecting worldwide tax planning and utilization of tax loss carryforwards in various subsidiaries.

Geographic discussion. Improved sales and operating profit in the United States and Canada were evident in all businesses, but particularly in the Chemicals and Plastics businesses. European sales and operating profit were down slightly. While sales increased slightly in Latin America, economic conditions in the region kept operating income essentially flat versus the comparable 1995 period. Asia-Pacific sales were down, as was operating income due to continuing margin pressures in several of the markets served in the region.


Liquidity and Capital Resources
-------------------------------

Working capital. Net working capital was comparable to year-end 1995.

Cash flow. Net cash provided from operating activities for the nine months ended September 30, 1996 was $83.4 million which compares favorably with the $73.0 million for the 1995 period. The increase in Net Cash used for Financing Activities is primarily due to the repurchase of outstanding shares by the Company and the fact that during the 1996 period the Company did not issue any long-term debt as it did for the nine months ended September 30, 1995.


Financing requirements and resources. The long-term debt to equity ratio was 27.2% at September 30, 1996, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This compares to the 27.5% ratio at December 31, 1995. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flows. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the end of the quarter. The Company also has available a $300 million Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995, under which various types of securities may be issued.

OTHER SIGNIFICANT DEVELOPMENTS

         On October 25, the Company decided to suspend production of fuel additive components in its Port-du-Bouc, France chemical facility. The Company will continue to manufacture other products at this facility. This action will result in a non-recurring charge of $0.03-0.04 per share in the fourth quarter of 1996.


                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

         In September, 1996, the Company signed a consent decree with the United States Environmental Protection Agency and the Indiana Department of Environmental Management with respect to the alleged violation of the Clean Water Act and the River and Harbors Act by the Company and several other defendants disclosed in the 10-Q report dated September 30, 1995. The final terms are as disclosed therein.

ITEM 2   CHANGE IN SECURITIES.  NO CHANGE.

ITEM 3   DEFAULT UPON SENIOR SECURITIES.  NO CHANGE.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5   OTHER INFORMATION.  NONE.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

                  The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1996.

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

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

                  Exhibit 12 - Ratio of Earnings to Fixed Charges.

                  Exhibit 20- The Consolidated Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months September 30, 1996 and 1995 (Unaudited) of Ferro Corporation and Subsidiaries.

                  Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        FERRO CORPORATION
                                                        (Registrant)


Date: November 13, 1996




                                                        /s/ Hector R. Ortino
                                                        --------------------
                                                        Hector R. Ortino
                                                        President and
                                                        Chief Operating Officer



Date: November 13, 1996


                                                        /s/ Gary H. Ritondaro
                                                        ---------------------
                                                        Gary H. Ritondaro
                                                        Vice President and
                                                        Chief Financial Officer