Form 10-K
period 1996-12-31
FERRO CORP
filed 1997-03-28
CIK 35214

-------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   (MARK ONE)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended DECEMBER 31, 1996
                                    OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from................TO...................

                          Commission File Number 1-584

                              --------------------

                                FERRO CORPORATION
             (Exact name of registrant as specified in its charter)

 An Ohio Corporation           1000 LAKESIDE AVENUE       I.R.S. No. 34-0217820
                               CLEVELAND, OH 44114
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 216-641-8580

                              --------------------

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

On, January 31, 1997 there were 25,537,533 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by nonaffiliates was $759,741,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of Annual Report to Shareholders for the year ended December 31, 1996
            (Incorporated into Parts I, II and IV of this Form 10-K).
      Portions of Ferro Corporation's Proxy Statement dated March 13, 1997
             (Incorporated into Parts II and III of this Form 10-K).

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS
-------------------------------------------------------------------------------



                                                      PART I

Item 1.  Business..................................................................................Page 3
Item 2.  Properties................................................................................Page 6
Item 3.  Legal Proceedings.........................................................................Page 6
Item 4.  Submission of Matters to a Vote of Security Holders.......................................Page 7

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................Page 8
Item 6.  Selected Financial Data...................................................................Page 8
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....Page 8
Item 8.  Financial Statements and Supplementary Data...............................................Page 8
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..... Page 9

                                                     PART III

Item 10. Directors and Executive Officers of the Registrant........................................Page 9
Item 11. Executive Compensation....................................................................Page 9
Item 12. Security Ownership of Certain Beneficial Owners and Management............................Page 9
Item 13. Certain Relationships and Related Transactions............................................Page 9

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................Page 9




-------------------------------------------------------------------------------

                                     PART I

-------------------------------------------------------------------------------


ITEM 1 - BUSINESS

     Ferro Corporation ("Ferro"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of specialty materials for industry by organic and inorganic chemistry. It operates (either directly or through subsidiaries and affiliates) in 21 countries worldwide. Ferro produces a variety of specialty coatings, colors, ceramics, plastics, chemicals, and related products and services. Ferro's most important product is frit produced for use in porcelain enamels and ceramic glazes.

     Most of the products produced by Ferro are classified as specialty materials, rather than commodities, because they are formulated or designed to perform a specific and important function both in the manufacturing processes and in the end products of Ferro customers. These specialty materials are not sold in the high volume normally associated with commodity businesses.

     Ferro specialty materials require a high degree of technical service on an individual customer basis. The value of these specialty materials stems not just from their raw materials composition, but from the result and performance they achieve in actual use.

     A further description of Ferro's business, its principal products, their markets and applications is contained under all headings on pages 6 through 13 of its 1996 Annual Report to Shareholders, which is attached hereto as Exhibit 13 (the "Annual Report"). The information contained under the aforementioned headings on pages 6 through 13 of the Annual Report (excluding pages 8, 11 and 12 on which only pictures appear and the text describing such pictures on pages 9, 10 and 13) is incorporated herein by reference. Information concerning Ferro's business during 1996, 1995 and 1994 and certain transactions consummated during those years is included under the heading "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report and in Note 6 to Ferro's Consolidated Financial Statements, which are included in the Annual Report. Note 6 appears at page 27 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's industry segments, including financial information relating thereto, is set forth in Note 11 to Ferro's Consolidated Financial Statements, which appears on pages 30 and 31 of the Annual Report and is incorporated herein by reference.

        Certain Statements contained herein and in future filings with the Securities and Exchange Commission reflect the Company's current expectations with respect to the future performance of the Company and may constitute "Forward-Looking Statements." Because they are based on current expectations, actual results may differ materially. Please refer to the "Cautionary Note on Forward-Looking Statements" section of "Management's Discussion and Analysis" contained on page 17 of the Annual Report for additional information, which information is incorporated herein by reference.

     RAW MATERIALS

     For the most part the raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 1996 and does not anticipate such shortages in 1997.

     PATENTS AND LICENSES

     Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not consider that the invalidity or expiration of any single patent or group of patents would have a materially adverse effect on its business. Ferro patents expire at various dates through the year 2017.

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

     COMPETITION

     With respect to most of its products, Ferro competes with a substantial number of companies, none of which is dominant. The exception to this is frit, where Ferro believes that it is the largest worldwide supplier. The details of foreign competition necessarily vary with respect to each foreign market.

     Because of the specialty nature of Ferro's products, product performance characteristics and customer service are the most important components of the competition which Ferro encounters in the sale of nearly all of its products. However, in some of the markets served by Ferro, strong price competition is encountered from time to time.

     RESEARCH AND DEVELOPMENT

     A substantial number of Ferro's employees are involved in technical activities concerned with products required by the ever-changing markets of its customers. Laboratories are located at each of Ferro's major subsidiaries around the world, where technical efforts are applied to the customer and market needs of that geographical area. In the United States, laboratories are maintained in each of its divisions. Backing up these divisional customer services laboratories is corporate research activity involving 61 scientists and support personnel in the Cleveland area.

     Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $23,779,000, $23,150,000 and $22,919,000 in 1996, 1995 and 1994 respectively. Expenditures for individual customer requests for research and development were not material.

     ENVIRONMENTAL MATTERS

     Ferro's manufacturing facilities, like those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to plant wastes and emissions. In general, Ferro believes that it is in substantial compliance with the environmental regulations to which its operations are subject and that, to the extent Ferro may not be in compliance with such regulations, such non-compliance has not had a materially adverse effect on Ferro. Moreover, while Ferro has not generally experienced substantial difficulty in complying with environmental requirements, compliance has required a continuous management effort and significant expenditures.

     Ferro and its international subsidiaries authorized $4.2 million in capital expenditures for environmental control in 1996 and the Company's best estimate of what it expects capital expenditures for environmental control to be in 1997 and 1998 are $3.0 million and $3.5 million, respectively. The Company does not consider these capital expenditures to be material.

     During 1995 the Company reached an agreement in principle to settle a suit filed in August 1993 by the United States Environmental Protection Agency alleging violation of the Clean Water Act and the Rivers and Harbors Act by Keil Chemical, a production facility owned and operated by Ferro in Hammond, Indiana. The Company had been named as one of several defendants, including three local municipalities, one local government agency (a sewer district) and four other area industrial concerns. In 1996 the Company signed a Consent Decree whereby the Company agreed to pay a civil penalty of $0.4 million and to pay $1.4 million (the "Settlement Amount") into a fund to be established to help clean up sediment in the West Branch of the Grand Calumet River following entry of the Consent Decree by the Court. The Consent Decree is expected to be entered by the Court in the first quarter of 1997. The Company is obligated to pay the Settlement Amount 30 days after entry of the Consent Decree by the Court.

     EMPLOYEES

     At December 31, 1996, Ferro employed approximately 6,912 full-time employees, including 4,040 employees in its foreign subsidiaries and affiliates and 2,872 in the United States.

     Approximately 27% of the domestic workforce is covered by labor agreements, and approximately 7% is affected by union agreements which expire in 1997.

     FOREIGN OPERATIONS

     Financial information about Ferro's domestic and foreign operations is set forth on pages 30 and 31 of the Annual Report and is incorporated herein by reference.

     Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

     Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, Canada, England, France, Germany, Holland, Italy, Mexico, Portugal, Spain and Taiwan. Partially-owned subsidiaries manufacture in Ecuador, Indonesia, Japan, Taiwan, Thailand, Turkey and Venezuela.

     Foreign operations (excluding Canada) accounted for 46% of the consolidated net sales and 46% of Ferro's consolidated operating income for the fiscal year 1996; comparable amounts for the fiscal year 1995 were 50% and 53% and for fiscal year 1994 were 50% and 60%.

     Except for the sales of Ferro Enamel Argentina, S.A.I.C.y.M.(Argentina), Ferro Enamel Espanola S.A. (Spain), Ferro France, S.a.R.L. (France), Ferro Chemicals S.A. (France), Ferro (Holland) B.V., Ferro Mexicana S.A. de C.V. (Mexico), Ferro (Great Britain) Ltd., Ferro Industrial Products Limited (Taiwan), Ferro Toyo Co.,

Ltd. (Taiwan), Ruhr-Pulverlack G.m.b.H.(Germany) and Ferro Industrias Quimicas (Portugal), the sales of each of Ferro's subsidiaries are principally for delivery in the country in which the subsidiary is located. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro specialty products to the entire European Community market.

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

ITEM 2 - PROPERTIES

     Ferro's corporate headquarters office is located at 1000 Lakeside Avenue, Cleveland, Ohio; and the Research and Development Center is located in Independence, Ohio; both properties are owned by the Company. The business segments in which Ferro's plants are used and the locations of the principal manufacturing plants it owns in the United States are as follows:

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

     Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, Canada, Ecuador, France, Germany, Indonesia, Italy, Japan, Mexico, the Netherlands, Spain, Taiwan, Thailand and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Italy, Portugal, Germany and the Netherlands. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

     Ferro believes that all of the foregoing facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 - LEGAL PROCEEDINGS

     Information set forth in Note 7 to Ferro's Consolidated Financial Statements on page 28 of the Annual Report is incorporated herein by reference.

     Information regarding certain legal proceedings with respect to environmental matters is contained under Part I of this Annual Report on Form 10-K.

     The law firm of Squire, Sanders & Dempsey, of which Mark A. Cusick is a partner, provided legal services to Ferro in 1996 and Ferro plans to continue the use of such firm in 1997. Mr. Cusick is the Secretary of Ferro.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     There is set forth below the name, age, positions and offices held by each individual serving as executive officer as of March 15, 1997 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

     Albert C. Bersticker - 62
          Chairman of the Board and Chief Executive Officer, 1996
          President and Chief Executive Officer, 1991

     David G. Campopiano - 47
          Vice President, Corporate Development, 1989

     R. Jay Finch - 55
          Vice President, Specialty Plastics, 1991

     James F. Fisher - 59

          Vice President, Ceramics and Colorants 1996
          Senior Vice President, Powder Coatings, Specialty Ceramics and
            Electronic Materials, 1994
          Senior Vice President, Coatings, Colors and Ceramics, 1993 Group Vice President, International, 1991

     James B. Friederichsen -  54
          Vice President, Specialty Chemicals, 1994
          President, MTM Americas, 1990

     D. Thomas George - 49
          Treasurer, 1991

     J. Larry Jameson - 59
          Vice President, Powder Coatings, 1996
          Self Employed, Coatings Consultant, 1993
          Chief Executive Officer, Pirelli Cable Corporation, 1993 President, Coatings and Colorants Division, BASF Corporation, 1986

     Charles M. Less - 47
          Vice President, Marketing, 1995
          Group Market Manager, Rohm and Haas, 1992
          Business Manager Coatings, Europe, Rohm and Haas, 1987

     Hector R. Ortino - 54
          President and Chief Operating Officer, 1996
          President, 1996
          Executive Vice President and Chief Financial-Administrative Officer, 1993
          Senior Vice President and Chief Financial Officer, 1991

     Thomas O. Purcell, Jr. - 52
          Vice President and Chief Technical Officer, 1996
          Vice President, Research and Development, 1991

     Gary H. Ritondaro - 50
          Vice President and Chief Financial Officer, 1996
          Vice President, Finance, 1993
          Vice President, Controller, 1991


                                     PART II
-------------------------------------------------------------------------------


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders thereof is set forth under the heading "Quarterly Data (unaudited)" on page 34 of the Annual Report. Said information is incorporated herein by reference. Information concerning dividend restrictions is contained in Note 3 to Ferro's Consolidated Financial Statements on pages 25 and 26 of the Annual Report and said information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data" on pages 32 and 33 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The information contained under the heading "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 19 through 31, inclusive, including the Notes to Consolidated Financial Statements, and the quarterly data (unaudited) on page 34 of the Annual Report, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no such changes or disagreements.


                                    PART III
-------------------------------------------------------------------------------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of Ferro contained under the headings "Election of Directors" and "Certain Matters Pertaining to the Board of Directors" on pages 1 through 9, inclusive, of Ferro's Proxy Statement dated March 13, 1997 is incorporated herein by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 14 through 27, inclusive, of Ferro's Proxy Statement dated March 13, 1997, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" on pages 1 through 8, inclusive, of Ferro's Proxy Statement dated March 13, 1997 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions that are required to be reported.


                                     PART IV

-------------------------------------------------------------------------------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

     (A) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF FERRO CORPORATION AND ITS SUBSIDIARIES, CONTAINED ON PAGES 19 THROUGH 31, INCLUSIVE, OF THE ANNUAL REPORT ARE INCORPORATED HEREIN BY REFERENCE:

          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

          Consolidated Balance Sheets at December 31, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     (B) THE FOLLOWING ADDITIONAL INFORMATION FOR THE YEARS 1996, 1995 AND 1994, IS SUBMITTED HEREWITH:

          Independent Auditors' Report on Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts and Reserves

          All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Securities and Exchange Commission, or the required information is included in notes to consolidated financial statements.

          Financial statements of foreign affiliates in which Company ownership exceeds 20 percent, accounted for on the equity method, are not included herein because, in the aggregate, these companies do not constitute a significant subsidiary.

          Financial Statement Schedule II, together with the independent Auditors' Report thereon, are contained on pages F-1 and F-2 of this Annual Report on Form 10-K.

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

               (i) Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 22, 1996. (Reference is made to the Exhibit to the Registration Statement on Form 8-A dated May 15, 1996 which Exhibit is incorporated herein by reference.)

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

     (10) Material Contracts

               (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 14 through 17 of the Proxy Statement dated March 13, 1997. Said description is incorporated herein by reference.

               (b) Ferro's 1997 Performance Share Plan, subject to shareholder approval at the 1997 annual meeting. Reference is made to Exhibit A of Ferro Corporation's Proxy Statement dated March 13, 1997, which exhibit is incorporated herein by reference.

               (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated herein by reference.)

               (d) Ferro's 1985 Employee Stock Option Plan for Key Personnel (Amended and Restated). (Reference is made to Exhibit A to Ferro Corporation's Proxy Statement dated March 11, 1991, which Exhibit is incorporated by reference.) Reference is also made to pages 13 and 14 of Ferro Corporation's Proxy Statement dated March 20, 1995, for an amendment to the plan. Reference is also made to pages 10 through 13 of Ferro Corporation's Proxy Statement dated March 12, 1996, for an amendment to the plan. Attached hereto as Exhibit 10.3 is an amendment to the plan effective with respect to options granted beginning in January 1997.

               (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to
                    Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

               (f) Amended and Restated Executive Employment Agreement dated July 28, 1995. (Reference is made to Exhibit 10(b) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated herein by reference.)

               (g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements. A copy of such Schedule I is attached hereto as Exhibit 10.

               (h) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. (Reference is made to Exhibit 10(a) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated herein by reference.)

               (i) Ferro's Supplemental Executive Defined Contribution Plan is attached hereto as Exhibit 10.1.

               (j) Separation Agreement between Ferro Corporation and Werner F. Bush dated September 30, 1996 is attached hereto as Exhibit 10.2.

     (11) Statement Regarding Computation of Earnings per Share.

     (12) Ratio of Earnings to Fixed Charges.

     (13) Annual Report to Shareholders for the year ended December 31, 1996.

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

2. REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed for the three months ended December 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FERRO CORPORATION

                                     By  /s/ Albert C. Bersticker
                                         Albert C. Bersticker,
                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 21st day of March, 1997

/s/ Albert C. Bersticker                 Chairman and Chief Executive Officer
Albert C. Bersticker                     and Director
                                         (Principal Executive Officer)

/s/ Gary H. Ritondaro                    Vice President and Chief Financial
Gary H. Ritondaro                        Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

/s/ Sandra Harden Austin                 Director
Sandra Harden Austin

/s/ Paul S. Brentlinger                  Director
Paul S. Brentlinger

/s/ Glenn R. Brown                       Director
Glenn R. Brown

                                         Director
William E. Butler

/s/ A. James Freeman                     Director
A. James Freeman

                                         Director
John C. Morley

/s/ Hector R. Ortino                     Director
Hector R. Ortino

/s/ Rex A. Sebastian                     Director
Rex A. Sebastian

/s/ Dennis W. Sullivan                   Director
Dennis W. Sullivan

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors Ferro Corporation

Under date of January 23, 1997, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II, Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Cleveland, Ohio
January, 23, 1997

                       FERRO CORPORATION AND SUBSIDIARIES

          Schedule II - Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1996, 1995 and 1994


                             (thousands of dollars)


                                                                           Additions
                                                                    ----------------------
                                                     Balance at     Charged to    Charged                      Balance
                                                     Beginning      Costs and     to Other                    at End of
                                                     of Period      Expenses      Accounts    Deductions       Period
                                                     ----------     ----------    --------    ----------      ---------
Year ended December 31, 1996
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply                                                         254 (C)
      Possible losses in collection of notes                                                         225 (B)
      and accounts receivable - trade                $    9,877          3,006                     2,907 (A)      9,497
                                                     ==========     ==========    ========    ==========      =========

Year ended December 31, 1995
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes                                            12 (C)
      and accounts receivable - trade                $    7,129          4,750         174 (B)     2,188 (A)      9,877
                                                     ==========     ==========    ========    ==========      =========

Year ended December 31, 1994
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes                                            68 (C)
      and accounts receivable - trade                $    6,464          2,113         264 (B)     1,780 (A)      7,129
                                                     ==========     ==========    ========    ==========      =========


(A) Accounts written off, less recoveries
(B) Adjustment in respect of differences in rates of exchange
(C) Acquisitions and divestitures, net

                                  EXHIBIT INDEX

Exhibit (10)     Schedule I

Exhibit (10.1)   Supplemental Executive Defined Contribution Plan

Exhibit (10.2)   Separation Agreement Between Ferro Corporation and
                 Werner F. Bush

Exhibit (10.3)   Ammendment to Ferro Corporation 1985 Employee Stock Option
                 Plan for Key Personnel Effective with Respect to Options
                 Granted Beginning in January 1997.

Exhibit (11)     Statement Regarding Computation of Earnings per Share

Exhibit (12)     Ratio of Earnings to Fixed Charges

Exhibit (13)     Annual Report to Shareholders

Exhibit (21)     List of Subsidiaries

Exhibit (23)     Consent of KPMG Peat Marwick LLP

Exhibit (27)     Financial Data Schedule (Electronic Filing Only)