Form 10-Q
period 1997-03-31
FERRO CORP
filed 1997-05-15
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                         -------------------------------


          [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1997

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from          To
                                                ----------  -----------

                          Commission File Number 1-584

                         -------------------------------


                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)

An Ohio Corporation      1000 LAKESIDE AVENUE CLEVELAND, OH 44114       IRS No. 34-0217820
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 216/641-8580

                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30 1997, there were 25,597,328 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - FINANCIAL STATEMENTS

The consolidated Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those financial statements, which are subject to year-end audit adjustments, should be read in conjunction with financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996.

Cash dividends were paid at the rate of $0.155 per common share in the first quarter of 1997 and $0.135 per common share in the first quarter of 1996. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the first quarter of 1997 and 1996.

Net sales and net income for the three months ended March 31, 1997 were $342.2 million and $15.2 million ($0.52 fully diluted earnings per common share) as compared with net sales and net income of $348.2 million and $13.2 million ($0.43 fully diluted earnings per common share) for the corresponding 1996 period. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison Between Three Months Ended March 31, 1997 and 1996.

Net Sales. First quarter 1997 sales of $342.2 million were 1.7% less than the $348.2 million of the comparable 1996 period.

Sales increased 3.6% in the Coatings, Colors and Ceramics segment but decreased 6.9% in the Plastics segment and 9.7% in the Chemicals segment. The increase in the Coatings, Colors and Ceramics segment was mainly due to increased volume of products sold. The decrease in Chemicals is primarily attributable the divestiture of certain businesses in 1996 and to campaign production of an agricultural chemical which was produced in the first quarter of 1996 but will be produced in the second quarter of this year. Plastics sales were lower primarily due to the divestiture of certain businesses in 1996.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 1.7% decrease in sales comprises: volume, 3.7%;

price/mix, -1.5%; currency, -3.0%; acquisitions, 1.3%; divestitures -2.2%.

Cost of Sales. Gross profit as a percent of sales was 25.3% as compared to the 24.5% for the comparable 1996 period. This improvement was evident in every region and reflects productivity gains at the manufacturing level and relatively stable raw materials prices.

Selling, administrative and general expenses. Such expenses declined 2% and, as a percent of sales were 16.9% in the first quarter of both 1997 and 1996.

Interest expense. The decrease in interest expense from $3.3 million to $3.0 million is primarily attributable to lower interest expense in international operations.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other income/expense. Net other expense increased to $2.5 million compared to the 1996 first quarter expense of $2.1 million. This increase is comprised of numerous income and expense items.

Income taxes. The effective tax rate declined from 38.5% to 38.0% reflecting worldwide tax planning and a favorable mix of income from international subsidiaries with lower tax rates.

Geographic discussion. Sales and operating profit improved in every region except for Europe which was negatively affected by the continued strength of the dollar. Regionally, the largest contributor to improved results was the United States and Canada which posted significant gains in operating profit, helped by strong performance in Coatings, Colors and Ceramics. Overall, continued improvement in the Powder Coatings business, which recorded increased sales and operating profit in every region, was the most significant factor in the Company's improved performance.

Liquidity and Capital Resources
-------------------------------

Working capital.  Working capital was comparable to year-end 1996.

Cash flow. Net cash provided from operating activities for the three months ended March 31, 1997 increased to $28.4 million compared to the $27.1 million recorded in the first quarter of 1996. The change in net cash used for investing activities is associated with lower level of capital expenditures and the absence of acquisitions in 1997. The change in net cash used for financing activities is primarily associated with a lower level of share repurchase activity in 1997.

Financing requirements and resources. The long-term debt to equity ratio was 27.6% at March 31, 1997, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This is comparable to the 27.4% ratio at December 31, 1996. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the close of the quarter ended March 31, 1997. The Company also has available a $300 million Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995, under which various types of securities may be issued.

Recent Developments

Subsequent to the end of the quarter, the Company announced plans for a three-year corporate realignment designed to reduce costs. The Company will incur a pre-tax charge of $153 million associated with this plan in the second quarter of 1997. The plan calls for a reduction in worldwide manufacturing operations from approximately 80 to 50 facilities and a decline in employment levels of approximately 1,200 people over a three-year period from the current level of 6,900 employees.

OTHER SIGNIFICANT DEVELOPMENTS

In January 1997, Richard C. Oudersluys, stepped down from his position of Vice President, Inorganic Coatings and Colors.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1   LEGAL PROCEEDINGS.   NO CHANGE

ITEM 2   CHANGE IN SECURITIES.  NO CHANGE.

ITEM 3   DEFAULT UPON SENIOR SECURITIES.  NO CHANGE.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders held on April 25, 1997, the
         Shareholders:

         a) Re-elected four current Ferro Corporation directors - Glenn R. Brown, William E. Butler, John C. Morley and Hector R. Ortino to serve the Board until the meeting in the year 2000.

                  The results of the voting for directors were as follows:

                                                      For                  Against                   Abstain
                                                      ---                  -------                   -------
                  Brown                            23,410,140                  0                     530,083
                  Butler                           23,410,418                  0                     529,806
                  Morley                           23,412,635                  0                     527,589
                  Ortino                           23,429,928                  0                     510,295

                  The terms of office for Sandra Harden Austin, Albert C. Bersticker, Paul S. Brentlinger, A. James Freeman, Rex A. Sebastian and Dennis W. Sullivan continued after the meeting.

         b)       Approved the 1997 Performance Share Plan.

                  Shareholders approved the proposal to adopt the 1997 Performance Share Plan by a vote of 22,593,696 for, 981,349 against and 365,179 shares that were present but abstained on this issue.

         c) Adopted a resolution to ratify the designation of KPMG Peat Marwick LLP as independent auditors of Ferro's books and accounts.

                  Shareholders approved the designation of KPMG Peat Marwick LLP as independent auditors by a vote of 23,734,554 shares for, 115,123 shares against and 90,547 shares that were present but abstained on this issue.

         d) Rejected a proposal that the shareholders recommend that the Board of Directors take the necessary steps to ensure that from here forward all non-employee directors receive a minimum of fifty percent (50%) of their total compensation in the form of company stock which cannot be sold for three years.

                  Shareholders rejected this proposal by a vote of 3,601,966 for, 17,907,505 against, 644,991 shares that were present but abstained on this issue and 1,785,762 shares represented at the meeting but did not exercise any of the foregoing voting options with respect to the proposal.

         e) Approved a proposal that shareholders request that the Board of Directors take the necessary steps, in accordance with state law, to declassify the Board of Directors so that all directors are elected annually, such declassification to be effected in a manner that does not affect the unexpired terms of the directors previously elected.

                  Shareholders approved this proposal by a vote of 11,694,681 for, 10,079,878 against, 379,904 shares that were present but abstained on this issue and 1,785,761 shares represented at the meeting but did not exercise any of the foregoing voting options with respect to the proposal.

ITEM 5   OTHER INFORMATION.  NONE.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

                  The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1997.

                  Exhibits 3(a), (b) and (c) referenced in Ferro Corporation's Form 10-K for the year ended December 31, 1996 are incorporated herein by reference.

                  Exhibits 4(a) through 4(k) referenced in Ferro Corporation's Form 10-K for the year ended December 31, 1996 are incorporated herein by reference.

                  Exhibit 10 - Separation agreement between Ferro Corporation and Richard C. Oudersluys dated March 13, 1997.

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

                  Exhibit 12 - Ratio of Earnings to Fixed Charges.

                  Exhibit 20- The Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months March 31, 1997 and 1996 (Unaudited) of Ferro Corporation and Subsidiaries.

                  Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FERRO CORPORATION
                                         (Registrant)

Date: May 13, 1997

                                         /s/Hector R. Ortino
                                         -------------------
                                         Hector R. Ortino
                                         President and Chief Operating Officer

Date: May 13, 1997

                                         /s/ Gary H. Ritondaro
                                         ---------------------
                                         Gary H. Ritondaro
                                         Vice President and
                                         Chief Financial Officer