Form 10-Q
period 1997-06-30
FERRO CORP
filed 1997-08-14
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                      ------------------------------------


           [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1997

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ To _____

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

                      ------------------------------------






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At July 31, 1997, there were 25,491,119 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and six months ended June 30, 1997 and 1996
(unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 20 hereof which is incorporated by reference herein.

Those consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996. The foregoing figures are unaudited, but in the option of the Management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation thereof have been made.

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results expected in subsequent quarters.

Cash dividends were paid at the rate of $0.155 per common share in the second quarter of 1997 and $0.135 in the second quarter of 1996. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the second quarter of 1997 and 1996.

Net sales and net loss for the three months ended June 30, 1997 were $363.0 million and ($83.9) million (fully diluted loss of $3.26 per common share) as compared with net sales and net income of $344.7 million and $14.3 million (fully diluted earnings of $0.47 per common share) for the corresponding 1996 period. Included in the 1997 quarter was a $152.8 million charge associated with the realignment program for consolidation of manufacturing facilities announced in May 1997. Excluding the realignment charge, earnings for the second quarter would have been approximately $16.1 million ($0.54 fully diluted earnings per common share). For the six month period ending June 30, 1997, excluding the realignment charge, earnings would have been approximately
$31.2 million ($1.06 fully diluted earnings per common share).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison Between Three Months Ended June 30, 1997 and 1996.
-------------------------------------------------------------

Net Sales. Second quarter 1997 sales of $363.0 million were 5.3% greater than the $344.7 million of the comparable 1996 period.

Sales increased 8% in Coatings, Colors and Ceramics segment and 4% in Chemicals, but decreased 1% in Plastics. The increases in Coatings, Colors and Ceramics and in Chemicals were primarily attributable to volume increases in both domestic and international markets. Plastics also had both domestic and international volume improvements, but these were more than offset by the combination of negative currency translation impact and the divestiture of certain businesses in 1996. Geographically, sales were up in all regions largely due to volume improvements.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 5.3% increase in sales comprises: currency, -3.1% volume, 10.3%; price/mix, -1.2%; acquisitions 1.2% and divestitures -1.9%.

Cost of Sales. Gross profit as a percent of sales was 25.6% as compared with 24.5% for the comparable 1996 period. This was due to a combination of strong volume gains, lower raw material prices and improved manufacturing efficiencies. Each of the core businesses had improved gross margins.

Selling, administrative and general expenses. Such expenses as a percent of sales were 16.6% in 1997 and 16.8% in 1996.

Realignment Expense. During the second quarter 1997, the Company announced a three-year realignment program (see Other Significant Developments in this document) which resulted in a charge of approximately $153 million to income.

Interest expense. Second quarter 1997 interest expense was comparable to the 1996 quarter.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other income/expense - net. Net other expense was $0.4 million as compared with net other expense of $0.6 million in the prior year quarter, comprised of numerous income and expense items.

Income taxes. Excluding the impact of the realignment charge, the 37.8% effective tax rate was comparable to that of the 1996 quarter.

Geographic discussion. Sales increased in each region and operating profit improved in each region except for Latin America which was flat. The United States and Canada benefitted from profit improvements in each of the core businesses, while the improvement in Europe was primarily attributable to the performance of Coatings, Colors and Ceramics. The overvalued Brazilian currency was the major reason for Latin America being essentially flat to last year's quarter.

Comparison Between Six Months Ended June 30, 1997 and 1996.
-----------------------------------------------------------

Net Sales. Consolidated sales for the six months ended June 30, 1997 were $705.2 million, 1.8% greater than those of the comparable 1996 period.

The 6% increase in Coatings, Colors and Ceramics sales for the period was associated primarily with worldwide increases in powder coatings, as well as increases in domestic sales for several other businesses. The slight declines in sales in Plastics and Chemicals were largely attributable to divestiture of certain businesses in 1996.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 1.8% increase in sales comprises: currency, -3.0%; volume, 6.8%; price/mix, -1.2%; acquisitions 1.3% and divestitures -2.1%.

Cost of Sales. Gross profit as a percent of sales was 25.4% as compared with 24.5% for the comparable 1996 period.

Selling, administrative and general expenses. Such expenses as a percent of sales declined to 16.7% in 1997 from 16.8% in 1996.

Interest expense. Interest expense for the six-months periods was comparable.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other income/expense - net. Other expense - net was $2.9 million as compared with net other expense of $2.7 million in the prior year six month period, comprised of numerous income and expense items.

Income taxes. Excluding the impact of the realignment charge, the effective income tax rate was comparable to that of the 1996 six month period.

Geographic discussion. Sales and operating profit improved for every region except Europe, which was essentially flat due to the continued relative strength of the dollar. The United States and Canada were the major contributors to both sales and operating profit due to improved performance of the Coatings, Colors and Ceramics business and the Chemical business.

Liquidity and Capital Resources
-------------------------------

Working capital. The increase in net working capital is primarily attributable to a rise in accounts receivable required to support the higher level of revenues.

Cash flow. Net cash provided from operating activities for the six months ended June 30, 1997 was $62.5 million as compared with the $43.3 million of the 1996 period primarily due to the decline in inventory balances. The decrease in Net Cash Used for Investing Activities is due to the lower level of capital expenditures in 1997 and the absence of any acquisitions in 1997. The increase in Net Cash Used for Financing Activities is primarily due to repayments by international operations of short term credit facilities.

Financing requirements and resources. The long-term debt to equity ratio was 36.0% at June 30, 1997, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This compares to the 27.4% ratio at December 31, 1996. The primary reason for the increase in the long-term debt-to-equity ratio was the impact on equity of the $153.0 million realignment charge and the impact of the stock repurchase program. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the end of the quarter. The Company also has available a $300 million Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995, under which various types of securities may be issued.

OTHER SIGNIFICANT DEVELOPMENTS

On May 12, the Company announced a major three-year realignment plan designed to reduce the cost base and reallocate resources to strategies to foster profitable growth. The plan calls for consolidation of worldwide manufacturing operations from approximately 80 to 50 facilities. Full implementation of the plan is intended to enable the company to achieve its goal of 28 percent gross margins by the end of 1999, an increase of three percentage points over the 25 percent achieved during 1996. The company plans to maintain all major existing business lines from the smaller base of manufacturing facilities.

The plan is an integral part of the Company's overall strategy which addresses strengthening the organization, improving marketing capabilities, capitalizing on technology and achieving substantial productivity improvements. With less attention devoted to managing multiple facilities, the plan calls for refocusing corporate resources on the company's marketing and technology strategies, which specifically address profitable growth. Most of the specifics called for in the plan will occur in the first two years of the three-year plan. Declining trade barriers worldwide and an increased capacity due to productivity improvement projects present the Company with the opportunity to operate from fewer facilities. Through normal attrition and consolidation and sale of facilities, employment levels are expected to decline by approximately 1,200 people over the next three years from the current level of 6,900.

As a result of the plan, the Company took a charge to earnings of approximately $153 million. The amount includes the write-off and write-down of assets, severance charges and other costs related to the realignment plan. Balance sheet accounts impacted by the realignment charge include Unamortized Excess of Cost Over Net Assets Acquired, Net Plant & Equipment, Other Liabilities and Shareholders' Equity. The net cash cost of the plan is approximately $38.0 million over the three year period. The Company estimates that upon completion, the plan should improve operating profit in excess of $30.0 million annually.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risk and other factors concerning the Company's operations and business environment, including, but not limited to: changes in customer requirements, markets of industries served; changing economic conditions, particularly in Europe or Latin America; foreign exchange rates, especially in Latin America; changes in the prices of raw materials, in particular polypropylene and titanium dioxide; and significant technological or competitive developments.

                           PART II - OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS.   NO CHANGE

ITEM 2   CHANGE IN SECURITIES. NO CHANGE.

ITEM 3   DEFAULT UPON SENIOR SECURITIES. NO CHANGE.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5   OTHER INFORMATION. NONE.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

                  The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1997.

                  Exhibits 3 (a) (b) and (c) referenced in Ferro Corporation's Form 10-K for year ended December 31, 1996 are incorporated herein by reference.

                  Exhibits 4(a) through 4(j) referenced in Ferro Corporation's Form 10-K for the year ended December 31, 1996 are incorporated herein by reference.

                  Exhibit 4 (k) - Amendment number 8, dated July 24, 1997, to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks dated August 22 1990. A copy of such amendment is attached hereto.

                  Exhibit 10 - Second amendment, dated July 24, 1997, to various agreements related to Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. A copy of such amendment is attached hereto.

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

                  Exhibit 12 - Ratio of Earnings to Fixed Charges

                  Exhibit 20 - The Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and six months June 30, 1997 and 1996 (Unaudited) of Ferro Corporation and Subsidiaries.

                  Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FERRO CORPORATION
                                                   (Registrant)


Date: August 13, 1997


                                                   /s/Hector R. Ortino
                                                   -----------------------
                                                   Hector R. Ortino
                                                   President and Chief
                                                   Operating Officer






Date: August 13, 1997


                                                   /s/ Gary H. Ritondaro
                                                   -----------------------
                                                   Gary H. Ritondaro
                                                   Vice President and
                                                   Chief Financial Officer