Form 10-Q
period 1997-09-30
FERRO CORP
filed 1997-11-14
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                      ------------------------------------


          [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _________ To _________

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

At October 31 1997, there were 25,175,285 shares of Ferro common stock, par value $1.00, outstanding.

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - FINANCIAL STATEMENTS

The Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1997 (unaudited) and 1996 (unaudited) of Ferro Corporation and subsidiaries are set forth in Exhibit 99 which is incorporated herein by reference.

Those consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996. The foregoing figures are unaudited, but in the opinion of the Management of the Company, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been made.

The results for the three months ended September 30, 1997 are not necessarily indicative of the results expected in subsequent quarters.

Cash dividends were paid at the rate of $0.155 in the third quarter of 1997 and 1996. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the third quarter of 1997 and 1996.

Net sales and net income for the three months ended September 30, 1997 were $339.0 million and $15.4 million ($0.53 fully diluted earnings per common share) as compared with net sales and net income of $329.2 million and $13.2 million ($0.44 fully diluted earnings per common share) for the corresponding 1996 period.

ITEM 2   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

Comparison Between Three Months Ended September 30, 1997 and 1996.
------------------------------------------------------------------

Net Sales. Third quarter 1997 net sales of $339.0 million were 3.0% greater than the $329.2 million of the comparable 1996 period.

Sales increased 5% in both Coatings, Colors and Ceramics and Plastics but declined 3% in the Chemicals segment. Coatings, Colors and Ceramics sales improved primarily because volume increases more than offset the negative effect of currency. In particular, continued improvement in the powder coatings business and the ceramic glaze and color business contributed to the Coatings, Colors and Ceramics improvement. Plastics sales increased mainly due to strong demand for durable goods in the both the United States and Europe. The decline in Chemicals sales is largely the result of a late 1996 divestiture. Geographically, consolidated sales were up in the United States and Canada and in Latin America, but essentially flat in Europe and Asia-

Pacific. Sales volume increased in all regions but in Europe and Asia-Pacific the relative strength of the United States dollar negatively impacted sales for the quarter.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management estimates that the 3.0% increase in sales is comprised of the following: currency, -4.6%; volume, 9.1%; price/mix, -1.8%; acquisitions 1.5% and divestitures -1.2%.

Cost of Sales. Gross profit as a percent of sales was 25.6% as compared with 23.9% for the comparable 1996 period. Improvement in gross margins were evident in each segment and in each geographic region. Significant volume increases augmented by manufacturing efficiencies and controlled spending levels were the main reasons for improvement.

Selling, administrative and general expenses. Such expenses as a percentage of sales were 17.2% in the third quarter of 1997 and 16.5% in the 1996 period. The increase was primarily driven by an additional provision for incentive bonuses made in the 1997 quarter.

Interest expense. The decrease in interest expense from $3.4 million to $3.0 million is primarily attributable to lower interest recorded by various international subsidiaries.

Net foreign currency gain or loss. The net foreign currency loss of $0.2 million compares to a gain of $0.2 million in the third quarter of 1996.

Other income/expense. Net other expense was $1.0 million as compared with net other income of $0.2 million in the prior year's quarter, comprised of numerous income and expense items.

Income taxes. The effective tax rate declined to 36.9% from the comparable 1996 third quarter rate of 37.3%, reflecting worldwide tax planning and utilization of tax loss carryforwards in various subsidiaries.

Geographic discussion. Consolidated sales increased in the United States and Canada and in Latin America, but remained essentially flat in Europe and Asia-Pacific. Operating profit increased in all regions. Chemicals was the biggest contributor to improved operating profit, especially in the United States. Performance also was driven by improvements in ceramic glaze and color in Europe and improvement in the Powder Coatings business in the United States and Europe. Strong demand in the United States for all businesses helped operating profits in the quarter.

Comparison Between Nine Months Ended September 30, 1997 and 1996.
-----------------------------------------------------------------

Net Sales. Consolidated net sales for the nine months ended September 30, 1997 were $1.04 billion, 2.2% greater than the comparable 1996 period. Coatings, Colors and Ceramics sales increased 5.5% with improvements evident in all regions, except Europe which remained flat. Chemical sales decreased 2.9%, impacted by a late 1996 divestiture and the impact of the strong United States dollar on international sales. The 1.3% decline in Plastics sales is primarily associated with 1996 divestitures and negative translation effects outweighing volume improvements.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management estimates that the 2.2% increase in sales is comprised of the following: currency, -3.6%; volume, 7.5%; price/mix, -1.2%; acquisitions 1.3% and divestitures -1.8%.

Cost of Sales. Gross profit as a percent of sales was 25.5% as compared with 24.3% for the comparable 1996 period. Improvements in gross margins were evident in each segment and in each geographic region except Latin America. Significant volume increases augmented by manufacturing efficiencies and controlled spending levels were the main reasons for improvement.

Selling, administrative and general expenses. Such expenses as a percent of sales remained stable at 16.7% in 1996 and 16.9% in 1997.

Realignment Expense. During the second quarter, the Company announced a major three-year realignment plan that calls for consolidation of worldwide manufacturing operations from approximately 80 to 50 facilities. As a result of the plan, the Company took a charge to earnings of approximately $153 million.

Interest expense. The decrease in interest expense from $9.9 million to $9.0 is primarily attributable to lower interest recorded by various international subsidiaries.

Net foreign currency gain or loss. The increase in net foreign currency gain is primarily attributable to unrealized currency gains on foreign currency option contracts purchased by the parent company to hedge the earnings of some foreign subsidiaries.

Other income/expense. Net other expense was $3.8 million as compared with net other expense of $2.9 million in the prior year period, comprised of numerous income and expense items.

Income taxes. Excluding the impact of the realignment charge, the effective tax rate declined from 38.0% to 37.6% reflecting worldwide tax planning and utilization of tax loss carryforwards in various subsidiaries.

Geographic discussion. Sales increased in all regions except Europe which remained flat, as currency offset volume increases. Operating profit was up in all regions. The United States was the biggest contributor to the improved results, particularly the Chemicals business. Performance also was driven by improvements in Ceramic Glaze and Color in Europe and improvement in the Powder Coatings business in the United States and Europe.

Liquidity and Capital Resources
-------------------------------

Working capital. Net working capital was comparable to that at December 31, 1996.

Cash flow. Net cash provided from operating activities for the nine months ended September 30, 1997 was $102.7 million which compares favorably with the $83.4 million for the 1996 period. Excluding the effect of the second quarter 1997 realignment charge, the increase in cash is primarily due to a combination of higher earnings and a reduction in the level of inventories. The increase in Net Cash used for Financing Activities is primarily due to the repayment of short-term borrowings.

Financing requirements and resources. The long-term debt to equity ratio was 36.2% at September 30, 1997, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989. This compares to the 27.4% ratio at December 31, 1996. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flows. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the end of the quarter. The Company also has available a $300 million Universal Shelf Registration that was filed with the Securities and Exchange Commission in October of 1995, under which various types of debt or equity securities may be issued.

OTHER SIGNIFICANT DEVELOPMENTS

On October 24, the Board of Directors approved a 3-for-2 stock split and an increase in the Company's quarterly common stock dividend. Certificates for the additional shares are expected to be mailed December 1, 1997 to shareholders of record November 14, 1997. Ferro will make cash payments for fractional shares resulting from the split based upon the average of the high and low sales price of the common stock on the record date as adjusted for the split. The dividend action increases the quarterly cash dividend to $0.12 per share on an after-split basis. The dividend will be payable December 10, 1997 to shareholders of record November 14, 1997. The pre-split equivalent would have been an increase in the quarterly cash dividend from $0.155 to $0.18 per share.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, including, but not limited to: changes in customer requirements, markets or industries served; changing economic conditions, particularly in Europe or Latin America; foreign exchange rates; changes in the prices of major raw materials, in particular polypropylene and titanium dioxide; and significant technological or competitive developments.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1   LEGAL PROCEEDINGS.  NO CHANGE.

ITEM 2   CHANGE IN SECURITIES.  NO CHANGE.

ITEM 3   DEFAULT UPON SENIOR SECURITIES.  NO CHANGE.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5   OTHER INFORMATION.  NONE.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

             The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1997.

             Exhibits 3 (a) (b) and (c) referenced in Ferro Corporation's Form 10-K for year ended December 31, 1996 are incorporated herein by reference.

             Exhibits 4(a) through 4(j) referenced in Ferro Corporation's Form 10-K for the year ended December 31, 1996 are incorporated herein by reference.

             Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

             Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

             Exhibit 99 -  The Consolidated Balance Sheets as of
                           September 30, 1997 (Unaudited) and December 31,
                           1996 of Ferro Corporation and Subsidiaries.
                          -The Consolidated Statements of Income for the
                           three and nine months ended September 30, 1997
                           (unaudited) and 1996 (unaudited) of Ferro
                           Corporation and Subsidiaries.
                          -The Consolidated Statements of Cash Flows for
                            the three and nine months ended September 30, 1997 (unaudited) and 1996 (unaudited) of Ferro Corporation and Subsidiaries.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FERRO CORPORATION
                                                       (Registrant)


Date: November 13, 1997




                                                  /s/ Hector R. Ortino
                                                  ------------------------------
                                                  Hector R. Ortino
                                                  President and
                                                  Chief Operating Officer





Date: November 13, 1997




                                                  /s/ Gary H. Ritondaro
                                                  ------------------------------
                                                  Gary H. Ritondaro
                                                  Vice President and
                                                  Chief Financial Officer