Form 10-K
period 1997-12-31
FERRO CORP
filed 1998-03-16
CIK 35214

    1997
================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from.........TO.............

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

                        75/8% Debentures due May 1, 2013
                      73/8% Debentures due November 1, 2015
                         8% Debentures due June 15, 2025
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On, January 31, 1998 there were 37,301,529 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by non-affiliates was $920,881,497

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
 Portions of Annual Report to Shareholders for the year ended December 31, 1997
            (Incorporated into Parts I, II and IV of this Form 10-K).
    Portions of Ferro Corporation's Proxy Statement for the Annual Meeting of
                         Shareholders on April 24, 1998
                (Incorporated into Parts III of this Form 10-K).


================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------




                                                          PART I

Item 1. Business...................................................................................................Page 3
Item 2. Properties.................................................................................................Page 6
Item 3. Legal Proceedings..........................................................................................Page 6
Item 4. Submission of Matters to a Vote of Security Holders........................................................Page 6



                                                         PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......................................Page 8
Item 6. Selected Financial Data....................................................................................Page 8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...                   Page 8
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk...............................................Page 8
Item 8. Financial Statements and Supplementary Data................................................................Page 8
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......................Page 9



                                                        PART III


Item 10. Directors and Executive Officers of the Registrant........................................................Page 9
Item 11. Executive Compensation....................................................................................Page 9
Item 12. Security Ownership of Certain Beneficial Owners and Management............................................Page 9
Item 13. Certain Relationships and Related Transactions............................................................Page 9



                                                         PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................   Page 9




--------------------------------------------------------------------------------

                                     PART I

ITEM 1- BUSINESS

      Ferro Corporation ("Ferro"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of performance materials for industry by utilizing organic and inorganic chemistry. It operates (either directly or through subsidiaries and affiliates) in 19 countries worldwide. Ferro produces a variety of coatings, colors, ceramics, chemicals, plastics and related products and services. Ferro's most important product is frit produced for use in porcelain enamels and ceramic glazes.

      Most of the products produced by Ferro are classified as performance materials, rather than commodities, because they are formulated or designed to perform a specific and important function both in the manufacturing processes and in the finished products of Ferro customers. These materials are not sold in the high volume normally associated with commodity businesses.

      Ferro's materials require a high degree of technical service on an individual customer basis. The value of these performance materials stems not just from their raw materials composition, but from the result and performance they achieve in actual use.

      A further description of Ferro's business, its principal products, their markets and applications is contained under all headings on pages 8 through 17 of its 1997 Annual Report to Shareholders, which is attached hereto as Exhibit 13 (the "Annual Report"). The information contained under the headings on pages 8 through 17 of the Annual Report (excluding pages 11, 13, 15, 16 on which only pictures appear and the text describing such pictures on pages 10, 12, 14, 17) is incorporated herein by reference. Information concerning Ferro's business during 1997, 1996 and 1995 and certain transactions consummated during those years is included under the heading "Management's Discussion and Analysis" on pages 18 through 22 of the Annual Report and in Note 8 to Ferro's Consolidated Financial Statements, which are included in the Annual Report. Note 8 appears at page 32 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's industry segments, including financial information relating thereto, is set forth in Note 13 to Ferro's Consolidated Financial Statements, which appears on pages 35 and 36 of the Annual Report and is incorporated herein by reference.

      Certain statements contained herein and in future filings with the Securities and Exchange Commission reflect the Company's current expectations with respect to the future performance of the Company and may constitute "Forward-Looking Statements." Because they are based on current expectations, actual results may differ materially. Please refer to the "Cautionary Note on Forward-Looking Statements" section of "Management's Discussion and Analysis" contained on page 21 of the Annual Report for additional information, which information is incorporated herein by reference.

      RAW MATERIALS

      The raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 1997 and does not anticipate such shortages in 1998.

      PATENTS AND LICENSES

      Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not consider that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2018.

      Ferro does not hold any licenses, franchises or concessions that it considers to be material.

      CUSTOMERS

      Ferro does not consider that a material part of its coatings, colors and ceramics or its plastics businesses are dependent on any single customer or group of customers. In the chemicals segment however, the loss of two or three of the largest customers could have a materially adverse effect on this segment.

      BACKLOG OF ORDERS

      In general, no significant lead time between order and delivery exists in any of Ferro's business segments. As a result, Ferro does not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal.

      COMPETITION

      In most of its products, Ferro competes with a substantial number of competitors, none of which is dominant. However, Ferro believes that it is the largest worldwide supplier of ceramic glaze and porcelain enamel coatings. Competition varies by product and by region. Due to the diverse nature of Ferro's product lines no single company competes across all product lines in any of the Company's segments.

      In the coatings, colors and ceramics group worldwide, the Company is the largest producer of porcelain enamel and ceramic glaze coatings. Strong local competition for ceramic glaze exists in the markets of Italy and Spain. In powder coatings, Ferro is one of the top five producers in the world. The top five producers of powder coatings represent approximately 60% of the market. In the chemicals group , the Company is one of the largest producers of polymer additives in United States. The plastics group has a large number of competitors in all businesses.

      Product performance characteristics, customer and technical service and price are the most important components of the competition which Ferro encounters in the sale of nearly all of its products.

      RESEARCH AND DEVELOPMENT

      A substantial number of Ferro's employees are involved in research and development activities relating to new and existing products, services and techniques required by the ever-changing markets of its customers. Laboratories are located at each of Ferro's major subsidiaries around the world where technical efforts are applied to meet customer and market needs of the particular geographical area. In the United States, laboratories are maintained in each of its divisions. In addition, a corporate research and development activity is conducted by 61 scientists and support personnel in the Cleveland area. The corporate research staff is organized by major business group.

      Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $26,645,000, $23,779,000 and $23,150,000 in 1997, 1996 and 1995 respectively. Expenditures for individual customer requests for research and development were not material.

      ENVIRONMENTAL MATTERS

      Ferro's manufacturing facilities, like those of its industry generally, are subject to numerous laws and regulations implemented to protect the environment, particularly with respect to plant wastes and emissions. Ferro believes that it is in substantial compliance with the environmental regulations to which its operations are subject and that, to the extent Ferro may not be in compliance with such regulations, non-compliance has not had a materially adverse effect on Ferro's operations. Moreover, while Ferro has not experienced substantial difficulty in complying with environmental requirements, compliance has required a continuous management effort and significant expenditures.

      Ferro and its international subsidiaries authorized $2.9 million in capital expenditures for environmental control in 1997 and the Company's best estimate of what it expects capital expenditures for environmental control to be in 1998 and 1999 are $3.3 million and $3.0 million. The Company does not consider these capital expenditures to be material.

      EMPLOYEES

      At December 31, 1997, Ferro employed approximately 6,851 full-time employees, including 3,976 employees in its foreign subsidiaries and affiliates and 2,875 in the United States.

      Approximately 24% of the domestic workforce is covered by labor agreements, and approximately 7% is affected by union agreements that expire in 1998.

      FOREIGN OPERATIONS

      Financial information about Ferro's domestic and foreign operations is set forth on pages 35 and 36 of the Annual Report and is incorporated herein by reference.

      Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

      Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, England, France, Germany, Holland, Italy, Mexico, Portugal, Spain and Taiwan. Partially-owned subsidiaries manufacture in Ecuador, Indonesia, Taiwan, Thailand, Turkey and Venezuela.

      Foreign operations (excluding Canada) accounted for 46% of the consolidated net sales and 44% of Ferro's geographic operating profit before realignment charges for the year 1997; comparable amounts for the year 1996 were 46% and 46% and for the year 1995 were 50% and 53%.

      Except for the sales of Ferro Italia S.R.L. (Italy), Ege-Ferro Kimya A.S. (Turkey), Ferro Enamel do Brasil, I.C.L.(Brazil), Ferro de Venezuela C.A.(Venezuela), Ferro Corporation Australia Pty. Ltd.(Australia), Ferro Thailand Co. Ltd. (Thailand), and P.T. Ferro Mas Dinamika (Indonesia), the sales of each of Ferro's subsidiaries are principally for delivery of products outside the country in which the subsidiary is located. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro products to the entire European Community market. A similar process is occurring within the MERCOSUR economic union in Latin America.

      Ferro receives technical service fees and/or royalties from many of its foreign subsidiaries. Historically, as a matter of corporate policy, the foreign subsidiaries have been expected to remit a portion of their annual earnings to the parent as dividends. To the extent earnings of foreign subsidiaries are not remitted to Ferro, such earnings are intended to be indefinitely invested in those subsidiaries.

ITEM 2 - PROPERTIES

       Ferro's corporate headquarters office at 1000 Lakeside Avenue, Cleveland, Ohio and other corporate facilities located in Independence, Ohio are owned by the Company. The business segments in which manufacturing plants are used and the locations of the principal manufacturing plants owned by Ferro in the United States are as follows:

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

      Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, Ecuador, France, Germany, Indonesia, Italy, Mexico, the Netherlands, Spain, Taiwan, Thailand, Turkey and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Italy, Portugal, Germany and the Netherlands. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

      Ferro believes that all of the foregoing facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 - LEGAL PROCEEDINGS

      Information set forth in Note 9 to Ferro's Consolidated Financial Statements on page 32 of the Annual Report is incorporated herein by reference.

      The law firm of Squire, Sanders & Dempsey, of which Mark A. Cusick is a partner, provided legal services to Ferro in 1997 and Ferro plans to continue the use of such firm in 1998. Mr. Cusick is the Secretary of Ferro.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      There is set forth below the name, age, positions and offices held by each individual serving as executive officer as of March 16, 1998 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

      Albert C. Bersticker -   63
                 Chairman of the Board and Chief Executive Officer, 1996 President and Chief Executive Officer, 1991

      David G. Campopiano -   48
                 Vice President, Corporate Development, 1989

      R. Jay Finch -  56
                 Vice President, Specialty Plastics, 1991

      James F. Fisher -  60
                 Senior Vice President, Ceramics and Colorants, 1997
                 Vice President, Ceramics and Colorants, 1996
                 Senior Vice President, Powder Coatings, Specialty Ceramics and Electronic Materials, 1994
                 Senior Vice President, Coatings, Colors and Ceramics, 1993 Group Vice President, International, 1991

      James B. Friederichsen -   55
                 Vice President, Specialty Chemicals, 1994
                 President, MTM Americas, 1990

      D. Thomas George -   50
                 Treasurer, 1991

      J. Larry Jameson -   60
                 Vice President, Powder Coatings, 1996
                 Self Employed, Coatings Consultant, 1993
                 Chief Executive Officer, Pirelli Cable Corporation, 1993 President, Coatings and Colorants Division, BASF Corporation, 1986

      Charles M. Less -  48
                 Vice President, Marketing, 1995
                 Group Market Manager, Rohm and Haas, 1992

      Hector R. Ortino -  55
                 President and Chief Operating Officer, 1996
                 President, 1996
                 Executive Vice President and Chief Financial-Administrative Officer, 1993
                 Senior Vice President and Chief Financial Officer, 1991

      Thomas O. Purcell, Jr. -   53
                 Vice President and Chief Technical Officer, 1996
                 Vice President, Research and Development, 1991

      Paul V. Richard - 38
                 Vice President, Human Resources, 1998
                 Director, Human Resources, 1993

      Gary H. Ritondaro -   51
                 Vice President and Chief Financial Officer, 1996
                 Vice President, Finance, 1993
                 Vice President, Controller, 1991


                                     PART II


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

      Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders of Common Stock is set forth under the heading "Quarterly Data (unaudited)" on page 37 of the Annual Report. Said information is incorporated herein by reference. Information concerning dividend restrictions is contained in Note 3 to Ferro's Consolidated Financial Statements on page 29 the Annual Report and this information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " on pages 38 and 39 of the Annual Report is incorporated here by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

      The information contained under the heading "Management's Discussion and Analysis" on pages 18 through 22 of the Annual Report is incorporated here by reference.

ITEM 7. A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 27 through 36, inclusive, including the Notes to Consolidated Financial Statements, and the quarterly data (unaudited) on page 37 of the Annual Report, are incorporated here by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such changes or disagreements.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors of Ferro contained under the headings "Election of Directors" and "Stock Ownership of Management and Certain Beneficial Owners"in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998, is incorporated here by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.


ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998 and is incorporated here by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1998 and is incorporated here by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no relationships or transactions that are required to be reported.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

      (a) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF FERRO CORPORATION AND ITS SUBSIDIARIES, CONTAINED ON PAGES 23 THROUGH 36, INCLUSIVE, OF THE ANNUAL REPORT ARE INCORPORATED HERE BY REFERENCE:

             Consolidated Statements of Income for the years ended December 31,
              1997, 1996 and 1995

             Consolidated Balance Sheets at December 31,  1997 and 1996

             Consolidated Statements of Shareholders' Equity for the years ended
              December 31, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows for the years ended December
              31, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements

      (b) THE FOLLOWING ADDITIONAL INFORMATION FOR THE YEARS 1997, 1996 AND 1995, IS SUBMITTED HEREWITH:

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

             Financial statements of foreign affiliates in which Ferro ownership exceeds 20 percent, accounted for on the equity method, are not included here because, in the aggregate, these companies do not constitute a significant subsidiary.

             Financial Statement Schedule II, together with the independent Auditors' Report thereon, are contained on pages F-1 and F-2 of this Annual Report on Form 10-K.

      (c)    EXHIBITS:

             (3) Articles of Incorporation and by-laws

                  (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1989, which Exhibit is incorporated here by reference.)

                  (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit
                           (3)(b) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, which
                           Exhibit is incorporated here by reference.)

                  (c) Amended Code of Regulations. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1987, which Exhibit is incorporated here by reference.)

             (4) Instruments defining rights of security holders, including indentures

                  (a) Revolving Credit Agreement by and between Ferro and four commercial banks dated August 22, 1990. (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-Q for the three months ended September 30, 1990, which
                           Exhibit is incorporated here by reference.)

                  (b) Amendment Number 1 dated May 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(1) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated here by reference.)

                  (c) Amendment Number 2 dated July 30, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(2) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated here by reference.)

                  (d) Amendment Number 3 dated December 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4 to Ferro Corporation's Form 10-K for the year ended December 31, 1991, which Exhibit is incorporated here by reference.)

                  (e) Amendment Number 4 dated July 21, 1992, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4 to Ferro Corporation's Form 10-Q for the three months ended June 30, 1992, which Exhibit is incorporated here by reference.)

                  (f) Amendment Number 5 dated April 20, 1993, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993, which Exhibit is incorporated here by reference.)

                  (g) Amendment Number 6 dated June 22, 1995, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1995, which Exhibit is incorporated here by reference.)

                  (h) Amendment Number 7 dated October 25, 1995 to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks.(Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated here by reference.)

                  (i) Amendment Number 8 dated July 24, 1997 to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks.(Reference is made to Exhibit 4(k) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1997, which
                           Exhibit is incorporated here by reference.)

                   (j) Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 22, 1996 . (Reference is made to the Exhibit to the Registration Statement on Form 8-A dated May 15, 1996 which
                           Exhibit is incorporated here by reference.)

                  (k) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as Exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993. Said Exhibit is incorporated here by reference.

             (10) Material Contracts

                  (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 14 through 17 of the Proxy Statement dated March 13, 1997. Said description is incorporated here by reference.

                  (b) Ferro's 1997 Performance Share Plan. Reference is made to Exhibit A of Ferro Corporation's Proxy Statement dated March 13, 1997, which exhibit is incorporated here by reference.

                  (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated here by reference.)

                  (d) Ferro's 1985 Employee Stock Option Plan for Key Personnel (Amended and Restated). (Reference is made to Exhibit A to Ferro Corporation's Proxy Statement dated March 11, 1991, which Exhibit is incorporated by reference.) Reference is also made to pages 13 and 14 of Ferro Corporation's Proxy Statement dated March 20, 1995, for an amendment to the plan. Reference is also made to pages 10 through 13 of Ferro Corporation's Proxy Statement dated March 12, 1996, for an amendment to the plan. Reference is also made to Exhibit 10.3 of Ferro Corporation's Form 10-K for the year ended December 31, 1996, for an amendment to the plan.

                  (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated here by reference.)

                  (f) Amended and Restated Executive Employment Agreement dated July 28, 1995. (Reference is made to Exhibit 10
                           (b) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated here by reference.)

                  (g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements. A copy of such Schedule I is attached hereto as Exhibit 10.

                  (h) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. Reference is made to Exhibit 10(a) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated here by reference. Reference is also made to Exhibit 10 of Ferro Corporation's 10-Q for the three months ended June 30, 1997 for an amendment to the agreements, which exhibit is incorporated here by reference.

                  (i) Ferro's Supplemental Executive Defined Contribution Plan . (Reference is made to Exhibit 10.1 to Ferro Corporation's Form 10-K for the year ended December 31, 1996, which Exhibit is incorporated here by reference).

                  (j) Separation Agreement between Ferro Corporation and Werner F. Bush dated September 30, 1996 (Reference is made to Exhibit 10.2 to Ferro Corporation's Form 10-K for the year ended December 31, 1996, which Exhibit is incorporated here by reference).

                  (k) Separation Agreement between Ferro Corporation and Richard C. Oudersluys dated March 13, 1997 and effective January 6, 1997 (Reference is made to Exhibit 10 of Ferro Corporation's Form 10-Q for the three months ended March 31, 1997).

             (11) Statement Regarding Computation of Earnings per Share.

             (12) Ratio of Earnings to Fixed Charges.

             (13) Annual Report to Shareholders for the year ended December 31,
                  1997.

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

              (27) Financial Data Schedule  (Electronic Filing Only)

2. REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed for the three months ended December 31, 1997

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

                                       FERRO CORPORATION

                                       By  /s/Albert C. Bersticker
                                          Albert C. Bersticker,
                                          Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 11th day of March, 1998


/s/Albert C. Bersticker                  Chairman and Chief Executive Officer and Director
Albert C. Bersticker                     (Principal Executive Officer)

/s/Gary H . Ritondaro                    Vice President and Chief Financial Officer
Gary H. Ritondaro                        (Principal Financial Officer and Principal Accounting Officer)

/s/Sandra Harden Austin                  Director
Sandra Harden Austin

/s/Michael H. Bulkin                     Director
Michael H. Bulkin

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

/s/William E. Butler                     Director
William E. Butler

/s/A. James Freeman                      Director
A. James Freeman

/s/John C. Morley                        Director
John C. Morley

/s/Hector R. Ortino                      Director
Hector R. Ortino

/s/Rex A. Sebastian                                  Director
Rex A. Sebastian

/s/William J. Sharp                                  Director
William J. Sharp

/s/Dennis W. Sullivan                                Director
Dennis W. Sullivan

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors Ferro Corporation

Under date of January 26,1998, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II-Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Cleveland, Ohio
January 26, 1998

                       FERRO CORPORATION AND SUBSIDIARIES

          Schedule II - Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1997, 1996 and 1995

                             (thousands of dollars)


                                                                             Additions
                                                                      ----------------------
                                                        Balance at    Charged to    Charged                              Balance
                                                        Beginning      Costs and    to Other                            at End of
                                                        of Period      Expenses     Accounts          Deductions         Period
                                                        =========     ==========    ========          ==========        ==========

Year ended December 31, 1997
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes                                                             1,367 (B)
      and accounts receivable - trade                   $    9,497         2,630           15 (C)        2,495 (A)          8,280
                                                        ==========     =========      =======         ========           ========


Year ended December 31, 1996
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply                                                               254 (C)
      Possible losses in collection of notes                                                               225 (B)
      and accounts receivable - trade                   $    9,877         3,006                         2,907 (A)          9,497
                                                        ==========     =========      =======         ========           ========


Year ended December 31, 1995
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes                                               12 (C)
      and accounts receivable - trade                   $    7,129         4,750          174 (B)        2,188 (A)          9,877
                                                        ==========     =========      =======         ========           ========




Notes:
(A) Accounts written off, less recoveries
(B) Adjustment in respect of differences in rates of exchange
(C) Acquisitions and divestitures, net

                                  EXHIBIT INDEX

(3) Articles of Incorporation and by-laws

         (a)  Eleventh Amended Articles of Incorporation. (Reference is made to
              Exhibit 3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1989, which Exhibit is incorporated here by reference.)

         (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, which
              Exhibit is incorporated here by reference.)

         (c) Amended Code of Regulations. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1987, which Exhibit is incorporated here by reference.)

(4) Instruments defining rights of security holders, including  indentures

         (a) Revolving Credit Agreement by and between Ferro and four commercial banks dated August 22, 1990. (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-Q for the three months ended September 30, 1990, which Exhibit is incorporated here by reference.)

         (b) Amendment Number 1 dated May 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(1) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated here by reference.)

         (c) Amendment Number 2 dated July 30, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(2) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1991, which Exhibit is incorporated here by reference.)

         (d) Amendment Number 3 dated December 31, 1991, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4 to Ferro Corporation's Form 10-K for the year ended December 31, 1991, which Exhibit is incorporated here by reference.)

         (e) Amendment Number 4 dated July 21, 1992, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4 to Ferro Corporation's Form 10-Q for the three months ended June 30, 1992, which Exhibit is incorporated here by reference.)

         (f) Amendment Number 5 dated April 20, 1993, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993, which Exhibit is incorporated here by reference.)

         (g) Amendment Number 6 dated June 22, 1995, to the Revolving Credit Agreement by and between Ferro and four commercial banks. (Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1995, which Exhibit is incorporated here by reference.)

         (h) Amendment Number 7 dated October 25, 1995 to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks.(Reference is made to Exhibit 4(b)(4) to Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which
              Exhibit is incorporated here by reference.)

         (i) Amendment Number 8 dated July 24, 1997 to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks.(Reference is made to Exhibit 4(k) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1997, which Exhibit is incorporated here by reference.)

         (j) Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 22, 1996 . (Reference is made to the Exhibit to the Registration Statement on Form 8-A dated May 15, 1996 which
              Exhibit is incorporated here by reference.)

         (k) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as Exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993. Said Exhibit is incorporated here by reference.

(10) Material Contracts

         (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 14 through 17 of the Proxy Statement dated March 13, 1997. Said description is incorporated here by reference.

         (b) Ferro's 1997 Performance Share Plan. Reference is made to Exhibit A of Ferro Corporation's Proxy Statement dated March 13, 1997, which exhibit is incorporated here by reference.

         (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated here by reference.)

         (d) Ferro's 1985 Employee Stock Option Plan for Key Personnel (Amended and Restated). (Reference is made to Exhibit A to Ferro Corporation's Proxy Statement dated March 11, 1991, which Exhibit is incorporated by reference.) Reference is also made to pages 13 and 14 of Ferro Corporation's Proxy Statement dated March 20, 1995, for an amendment to the plan. Reference is also made to pages 10 through 13 of Ferro Corporation's Proxy Statement dated March 12, 1996, for an amendment to the plan. Reference is also made to Exhibit 10.3 of Ferro Corporation's Form 10-K for the year ended December 31, 1996, for an amendment to the plan.

         (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated here by reference.)

         (f) Amended and Restated Executive Employment Agreement dated July 28, 1995. (Reference is made to Exhibit 10 (b) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated here by reference.)

         (g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements. A copy of such Schedule I is attached hereto as Exhibit 10.

         (h) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. Reference is made to Exhibit 10(a) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated here by reference. Reference is also made to Exhibit 10 of Ferro Corporation's 10-Q for the three months ended June 30, 1997 for an amendment to the agreements, which exhibit is incorporated here by reference.

         (i) Ferro's Supplemental Executive Defined Contribution Plan . (Reference is made to Exhibit 10.1 to Ferro Corporation's Form 10-K for the year ended December 31, 1996, which Exhibit is incorporated here by reference).

         (j) Separation Agreement between Ferro Corporation and Werner F. Bush dated September 30, 1996 (Reference is made to Exhibit 10.2 to Ferro Corporation's Form 10-K for the year ended December 31, 1996, which Exhibit is incorporated here by reference).

         (k) Separation Agreement between Ferro Corporation and Richard C. Oudersluys dated March 13, 1997 and effective January 6, 1997 (Reference is made to Exhibit 10 of Ferro Corporation's Form 10-Q for the three months ended March 31, 1997).

(11) Statement Regarding Computation of Earnings per Share.

(12) Ratio of Earnings to Fixed Charges.

(13) Annual Report to Shareholders for the year ended December 31, 1997.

(21) List of Subsidiaries.

(23) Consent of KPMG Peat Marwick LLP to the incorporation by reference of their audit report on the Consolidated Financial Statements contained in the Annual Report into Ferro's Registration Statements on Form S-8 Registration Nos. 2-61407, 33-28520 and 33-45582 and Ferro's Registration Statement on Form S-3 Registration No. 33-51284 and Registration No. 33-63855.

(27) Financial Data Schedule  (Electronic Filing Only)