Form 10-Q
period 1998-03-31
FERRO CORP
filed 1998-05-15
CIK 35214

May 14, 1998 (9:44AM)

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------


             [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

             [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from ______ To _______

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

At April 30 1998, there were 37,167,391 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 99, which is incorporated by reference herein.

Those consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997. The interim figures are unaudited, but in the opinion of the Management of the Company, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been made.

The results of the three months ended March 31, 1998 are not necessarily indicative of the results expected in subsequent quarters.

Cash dividends were paid at the rate of $0.12 per common share in the first quarter of 1998 and $0.103 per common share in the first quarter of 1997. Cash dividends on preferred shares were paid at the rate of $0.81 per preferred share in the first quarter of 1998 and 1997.

Net sales and net income for the three months ended March 31, 1998 were $339.8 million and $17.1 million ($0.43 basic and $0.40 diluted earnings per common share) as compared with net sales and net income of $342.2 million and $15.2 million ($0.37 basic and $0.35 diluted earnings per common share) for the corresponding 1997 period.

During the first quarter of 1998, the Company issued $55 million of Debentures under its Universal Shelf Registration filed with the Securities and Exchange Commission on October 31, 1995 and declared effective on January 4, 1996. The notes bear interest at 7 1/8 %, are due in 2028 and pay interest semi-annually.

Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No.130, " Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Ferro, comprehensive income represents net income adjusted for items such as foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was approximately $11.8 million and $1.5 million for the quarters ended March 31, 1998 and 1997, respectively. Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 was $54.8 million and $50.4 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison Between Three Months Ended March 31, 1998 and 1997.
--------------------------------------------------------------

Net Sales. First quarter 1998 sales of $339.8 million were 0.7% less than the $342.2 million of the comparable 1997 period.

Sales declined 1.6% in the Coatings, Colors and Ceramics group and 1.0% in the Chemicals group but increased 2.7% in the Plastics group. The decrease in Coatings, Colors and Ceramics was mainly due to the negative impact of currency exchange. The decrease in Chemicals is primarily attributable to a 1997 divestiture. Plastics sales were higher primarily due to strong demand in the United States for consumer durable goods.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 0.7% decrease in sales comprises: volume, 3.1%; price/mix, 0.1%; currency, -3.2%; acquisitions, 0.0%; divestitures -0.7%.

Cost of Sales. Gross profit as a percent of sales was 26.5% as compared to the 25.3% for the comparable 1997 period. This improvement was driven by lower conversion costs associated with increased volumes and improved manufacturing efficiencies.

Selling, administrative and general expenses. Such expenses increased 2.6% and, as a percent of sales were 17.5% in the first quarter of 1998 compared to 16.9% in the first quarter of 1997.

Interest expense. Interest expense of $3.0 million was comparable to the $3.1 million of last year.

Net foreign currency gain or loss. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other income/expense. Net other expense decreased to $1.0 million compared to the 1997 first quarter expense of $2.5 million.

Income taxes. The effective tax rate declined from 37.9% to 37.6% reflecting worldwide tax planning and a favorable mix of income from international subsidiaries with lower tax rates.

Geographic discussion. Sales were up in the United States and Latin America but down in Europe and Asia-Pacific. Continued economic turmoil in Asia affected volumes in that region and combined with a 1997 divestiture, led to the sales decline. European sales were impacted by negative currency translation.

Operating profits were up in all regions, except for Europe which was flat. The United States continued to be strong with operating profit up more than 10%, reflecting the impact of improved operating profit in the chemicals and plastics groups. Asia-Pacific, despite a decline in volume, recorded operating profit improvement of approximately 35%. Being a local supplier to the ceramic tile market in the region has helped the Company maintain a competitive advantage and secure earnings growth. Latin America showed operating profit improvement despite continued difficulty in the Brazilian economy. European operating profit was flat due to the negative impact of currency translation, which reduced profits.



Liquidity and Capital Resources
-------------------------------

Working capital. Working capital increased to $210.0 million compared to $149.3 million in the first quarter of 1997. The increase in working capital is attributable to the proceeds from the issuance of $55 million in 7 1/8% debentures during the quarter.

Cash flow. Net cash provided from operating activities for the three months ended March 31, 1998 decreased to $24.9 million compared to the $28.4 million recorded in the first quarter of 1997. The increase in net cash used for investing activities is associated with higher level of capital expenditures for plant and equipment in the first quarter of 1998. The change in net cash from financing activities is primarily associated with the issuance of $55 million in 7 1/8% debentures during the quarter.

Financing requirements and resources. The long-term debt to equity ratio was 55.6% at March 31, 1998, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989, as compared to the 37.3% ratio at December 31, 1997. The increase is attributable to the issuance of $55 million in 7 1/8% debentures during the quarter. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of the close of the quarter ended March 31, 1998. The Company also has $245 million of availability under a Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995 and declared effective on January 4, 1996, pursuant to which various types of securities may be issued.

OTHER DEVELOPMENTS

In March 1998, the Company announced that it had signed a definitive agreement to acquire a majority interest in Ningbo Powder Coatings Company in the Peoples Republic of China. The transaction is not material to the Company. A new company called Ferro Ningbo Powder Coatings Company was formed. Ningbo powder coatings company is an independent powder coatings manufacturer with facilities in Ningbo, where the company is headquartered and in Xinxiang. Both facilities are in the eastern region of the country and Ningbo is located approximately 100 miles south of Shanghai.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

          Not Applicable


                           PART II - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS.

           No change

ITEM 2   - CHANGE IN SECURITIES.

           No change.

ITEM 3   - DEFAULT UPON SENIOR SECURITIES.

           No change.

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At the Annual Meeting of Shareholders held on April 24, 1998, the
           Shareholders:

         a) Elected three directors to the Ferro Corporation Board of Directors - Albert C. Bersticker, Michael H. Bulkin and William J. Sharp - to serve on the Board until the meeting in the year 2001.

                  The results of the voting for directors were as follows:


                                      For               Against       Abstain
                                      ---               -------       -------
                  Bersticker      34,157,124.462             0       397,170.164
                  Bulkin          33,704,392.943             0       849,901.683
                  Sharp           34,136,865.696             0       417,428.930


                  The terms of office for Sandra Harden Austin, Glen R. Brown, William, E. Butler, John C. Morley, Hector R. Ortino, Rex A. Sebastian and Dennis W. Sullivan continued after the meeting.

                  Directors A. James Freeman and Paul S. Brentlinger retired from the Board on this date.

         b) Approved an amendment to the articles of incorporation increasing the number of authorized common shares from 150,000,000 shares to 300,000,000 shares.

                  Shareholders approved the proposal to amend to the articles of incorporation and increase the number of authorized common shares from 150,000,000 shares to 300,000,000 shares by a vote of 27,835,132.665 shares for, 6,578,010.767 against and
                  140,851.194 shares that were present but abstained from voting on this issue.

         c) Adopted a resolution to ratify the designation of KPMG Peat Marwick LLP as independent auditors of Ferro's books and accounts.

                  Shareholders approved the designation of KPMG Peat Marwick LLP as independent auditors by a vote of 34,348,012.766 shares for, 106,524.965 shares against and 99,756.895 shares that were present but abstained from voting on this issue.

ITEM 5   - OTHER INFORMATION.

          None.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K.

              (a) The exhibits listed in the attached Exhibit Index are filed herewith pursuant to Item 6(a) of the Form 10-Q.

              (b) The Company filed one report on Form 8-K on March 31, 1998 for the quarter ended March 31, 1998. The items reported were the following exhibits in connection with the offering of 7 1/8% debentures issued on March 30, 1998:

                  Exhibit No:      Exhibit
                  (4a-1)           Form of Security (7 1/8% Debentures Due 2028)

                  (12b) Computation of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FERRO CORPORATION
                                       (Registrant)


Date: May 15, 1998


                                       /s/Hector R. Ortino
                                       ------------------------
                                       Hector R. Ortino
                                       President and Chief Operating Officer






Date: May 15, 1998


                                       /s/ Gary H. Ritondaro
                                       ------------------------
                                       Gary H. Ritondaro
                                       Vice President and
                                       Chief Financial Officer

                                 EXHIBIT 10(b)


                                   SCHEDULE I



         Ferro Corporation has entered into executive employment agreements with the officers listed below. The executive employment agreements are substantially identical in all material respects to the Form of Executive Employment Agreement filed as Exhibit 10 hereto, except the lump sum severance payment is equal to a full year's compensation (base salary and incentive compensation) multiplied by three in the cases of Albert C. Bersticker and Hector R. Ortino and multiplied by two in the case of all other officers. These employment agreements supersede the Amended and Restated Executive Employment Agreements formerly in effect with the officers (the form of which was filed as Exhibit 10(b) to Ferro Corporation's Form 10-Q for the three months ended September 30, 1995).



                  Albert C. Bersticker
                  David G. Campopiano
                  R. Jay Finch
                  James F. Fisher
                  James B. Friederichsen
                  D. Thomas George
                  J. Larry Jameson
                  Charles M. Less
                  Hector R. Ortino
                  Thomas O. Purcell
                  Paul V. Richard
                  Gary H. Ritondaro

                                  EXHIBIT INDEX

Exhibit:

(3)      Articles of Incorporation and by-laws

         (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3 to Ferro Corporation's Quarterly Report on Form 1O-Q for the three months ended September 30, 1989, which
                  Exhibit is incorporated here by reference.)

         (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, which Exhibit is incorporated here by reference.)

         (c)      Amended Code of Regulations. (Reference is made to Exhibit
                  (3)(b) to Ferro Corporation's Quarterly Report on Form 1O-Q for the three months ended June 30, 1987, which Exhibit is incorporated here by reference.)

(4)      Instruments defining rights of security holders, including indentures

         (a) Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 22, 1996. (Reference is made to the Exhibit to the Registration Statement on Form 8-A dated May 15, 1996, which
                  Exhibit is incorporated here by reference.)

         (b) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as Exhibit 4(j) to Ferro Corporation's Form 1O-Q for the three months ended June 30, 1993, which Exhibit is incorporated here by reference.

         (c) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated as of March 25, 1998.

         (d) Form of Security (7 1/8% Debentures due 2028) filed as Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.

(10)     Material Contracts

         (a) Form of Executive Employment Agreement between Ferro Corporation and certain executive officers.

         (b) Schedule I listing the officers with whom Ferro has entered into Executive Employment Agreements.

(11)     Statement Regarding Computation of Earnings per Share.

(12)     Ratio of Earnings to Fixed Charges.

(27)     Financial Data Schedule (Electronic Filing Only)

(99) The Condensed Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months March 31, 1998 and 1997 (Unaudited) of Ferro Corporation and Subsidiaries.