Form 10-Q
period 1998-06-30
FERRO CORP
filed 1998-08-14
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                         ------------------------------


          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from To

                          Commission File Number 1-584
                         ------------------------------


                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)

An Ohio Corporation 1000 LAKESIDE AVENUE CLEVELAND, OH 44114  IRS No. 34-0217820
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 216/641-8580

                         ------------------------------




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

At July 31, 1998, there were 36,269,258 shares of Ferro common stock, par value $1.00, outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998 and 1997 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 99, which is incorporated by reference herein.

Those consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997. In the opinion of the management of the Company, the information furnished here, includes all the adjustments necessary for fair presentation of the results for the interim periods, and all such adjustments of a normal recurring nature have been made.

The results of the three months ended June 30, 1998 are not necessarily indicative of the results expected in subsequent quarters.

Cash dividends of $0.12 per common share were paid in the second quarter of 1998 and cash dividends of $0.103 per common share were paid in the second quarter of 1997. Cash dividends of $0.81 per preferred share were paid in the second quarter of 1998 and 1997.

Net sales and net income for the three months ended June 30, 1998 were $348.0 million and $18.4 million ($0.47 basic and $0.44 diluted earnings per common share), respectively, as compared with net sales of $363.0 million and a net loss of $83.9 million ($2.21 basic and diluted loss per common share) for the corresponding 1997 period. Included in the 1997 quarter was a $152.8 million pre-tax charge associated with a realignment program for the consolidation of manufacturing facilities announced in May 1997. Excluding the realignment charge, net income for the second quarter of 1997 would have been approximately $16.1 million ($0.39 basic and $0.37 diluted earnings per common share).

Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No.130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Ferro, comprehensive income represents net income adjusted for items such as foreign currency translation adjustments and pension liability adjustments. Comprehensive income (loss) was approximately $21.9 million and ($89.1) million for the three months ended June 30, 1998 and 1997, respectively and $33.7 million and ($87.6) million for the six months ended June 30, 1998 and 1997, respectively. Accumulated other comprehensive (loss) at June 30, 1998 and December 31, 1997 was approximately ($54.2) million and ($54.4) million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON BETWEEN THREE MONTHS ENDED JUNE 30, 1998 AND 1997.
-------------------------------------------------------------

Net Sales. Second quarter 1998 net sales of $348.0 million were 4.2% less than the $363.0 million of the comparable 1997 period.

Sales declined 1.6% in the Coatings, Colors and Ceramics group and 13.7% in the Chemicals group but increased 1.1% in the Plastics group. The decrease in Coatings, Colors and Ceramics was mainly due to the negative impact of currency translation. The decrease in Chemicals is primarily attributable lower volumes, which, in turn, was caused by two factors that are not expected to continue for the remainder of the year. Plastics sales were higher primarily due to an increase in volumes.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 4.2% decrease in sales is comprised of: volume, -3.4%; price/mix, 2.2%; currency, -2.1%; acquisitions, 0.2%; and divestitures -1.1%.

Cost of Sales. Gross profit as a percent of sales was 26.6% as compared to the 25.6% for the comparable 1997 period. This improvement was driven by a shift in the mix of products sold toward higher margins and by improved manufacturing efficiencies.

Selling, administrative and general expenses. Such expenses decreased 1.9% and, as a percent of sales, were 17.0% in the second quarter of 1998 compared to 16.6% in the second quarter of 1997.

Interest expense. Interest expense of $3.8 million increased from the $3.0 million of the second quarter of last year and is primarily attributable to a higher level of debt associated with the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998.

Net foreign currency gain. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge firm commitments or anticipated transactions of various foreign subsidiaries.

Other expense. Net other expense increased to $0.9 million compared to the 1997 second quarter expense of $0.4 million.

Taxes on income. The effective tax rate decreased to 36.8% for the second quarter of 1998 from 37.8% for the second quarter of 1997, excluding the impact of the second quarter 1997 realignment charge. The reduction in the effective tax rate reflects worldwide tax planning and a favorable mix of income from international subsidiaries with lower tax rates.

Geographic discussion. Sales declined in all regions. United States sales were impacted by the decline in chemicals volumes. European sales were impacted by negative currency translation and an ongoing plan to exit low-margin product sales. Continued economic downturn in Asia affected volumes in that region and, combined with a 1997 divestiture, led to the sales decline. Latin American sales were impacted by divestitures.

United States operating profit was flat with the second quarter of 1997. Europe overcame the negative effects of currency translations to produce an increase in operating profit of more than 15%, reflecting a better mix of products sold and manufacturing efficiencies. Latin American operating profit was up approximately 30% as the Company continues to reduce costs in the region and exit low-margin product sales. Asia-Pacific operating profit was flat against a difficult comparison from the second quarter of 1997, which had produced a 20% increase over 1996.

COMPARISON BETWEEN SIX MONTHS ENDED JUNE 30, 1998 AND 1997.
-----------------------------------------------------------

Net Sales. Sales of $687.8 million for the first six months of 1998 were 2.5% less than the $705.2 million of the comparable 1997 period.

Sales declined 1.6% in the Coatings, Colors and Ceramics group and 7.7% in the Chemicals group but increased 1.9% in the Plastics group. The decrease in Coatings, Colors and Ceramics was mainly due to the negative impact of currency exchange and an ongoing plan to exit low-margin product sales. The decrease in Chemicals is primarily attributable lower volumes that were impacted by two factors that occurred in the second quarter and are not expected to continue for the remainder of the year. Plastics sales were higher primarily due to an increase in volumes associated with strong demand in consumer durables and packaging.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 2.5% decrease in sales is comprised of: volume, -0.4%; price/mix, 1.3%; currency, -2.6%; acquisitions, 0.1%; and divestitures -0.9%.

Cost of Sales. Gross profit as a percent of sales was 26.6% as compared to the 25.4% for the comparable 1997 period. This improvement was driven by improved manufacturing efficiencies and a shift in the mix of products sold toward higher margins.

Selling, administrative and general expenses. Such expenses increased 0.3% and, as a percent of sales, were 17.2% in the first six months of 1998 compared to 16.7% in the first six months of 1997.

Interest expense. Interest expense of $6.9 million increased from the $6.1 million of the first six months of last year and is primarily attributable to a higher level of debt associated with the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998.

Net foreign currency gain. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge firm commitments or anticipated transactions of various foreign subsidiaries.

Other expense. Net other expense decreased to $2.0 million compared to the 1997 first six months expense of $2.9 million.

Taxes on income. The effective tax rate decreased to 37.2% for the first six months of 1998 from 37.9% for the first six months of 1997, excluding the impact of the charge associated with the realignment plan in the second quarter of 1997. The reduction in the effective tax rate, excluding the realignment charge, reflects worldwide tax planning and a favorable mix of income from international subsidiaries with lower tax rates.

Geographic discussion. Sales declined in all regions, except Latin America. United States sales were impacted by the decline in chemicals volumes during the second quarter of 1998. European sales were impacted by negative currency translation and an ongoing plan to exit low-margin product sales. The continued economic downturn in Asia affected volumes in that region and, combined with a 1997 divestiture, led to the sales decline. Latin American sales were helped by the continued strength of the Mexican economy.

United States operating profit increased just over 5% from the first six months of 1997, driven by improvements in the Plastics group. Europe overcame the negative effects of currency translations to produce an increase in operating profit of more than 8%, reflecting a better mix of products sold and manufacturing efficiencies. Latin America operating profit was up more than 20% as the Company continues to reduce costs in the region and exit low-margin business. Asia-Pacific operating profit increased more than 10%. As a local supplier in the Asian market, the Company continues to hold a competitive advantage over more costly imports.

Forward Looking Statements
--------------------------

Certain statements contained in this release reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, including, but not limited to: changes in customer requirements, markets or industries served; changing economic conditions, particularly in Europe or Latin America; foreign exchange rates, especially in Europe or Asia-Pacific; changes in the prices of major raw materials; significant technological or competitive developments; and disruption of operations associated with certain computer-based systems that rely on date routines in connection with the year 2000.

Liquidity and Capital Resources
-------------------------------

Working capital. Working capital increased to $192.5 million compared to $179.3 million in the first six months of 1997. The increase in working capital is primarily attributable to the proceeds from the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998.

Cash flow. Net cash provided from operating activities for the six months ended June 30, 1998 was $28.5 million compared to the $62.5 million recorded in the first six months of 1997. The change in net cash provided from operations is primarily due to an increase in the amount of income taxes paid during the second quarter of 1998 and with costs paid in association with the realignment plan announced in May of 1997. The increase in net cash used for investing activities, for the first six months of 1998, is associated with a higher level of capital expenditures for plant and equipment and an increase in net cash used for acquisitions. The change in net cash from financing activities is primarily associated with the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998 and from an increase in the amount of Ferro Common Shares repurchased.

Financing requirements and resources. The long-term debt to equity ratio was 56.9% at June 30, 1998, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989, as compared to the 37.3% ratio at December 31, 1997. The increase is primarily attributable to the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow from operations. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of June 30, 1998. The Company also has $245.0 million of availability under a Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995 and declared effective January 4, 1996, pursuant to which various types of securities may be issued.

Year 2000 Issues
----------------

The Company is aware of the implications and issues associated with certain computer-based systems which are dependent upon date routines that may cause errors in computer processing in connection with the year 2000. The Company could be faced with disruption of operations and a corresponding impact on the Company's results of operations if the year 2000 issues are not resolved in a timely manner.

The Company believes it has identified issues that affect global computer operations and has or will implement appropriate remediation plans. Local area networks, telephone systems, business systems, financial systems, and other systems are being addressed globally. In order to fully determine the readiness of its production and other equipment with the year 2000 issue, the Company has substantially completed a comprehensive inventory of operations systems that it believes may be impacted.

The Company is using multiple strategies to address the year 2000 issues; new software is being purchased and installed, current software is being rewritten, and non-compliant hardware is being replaced. The Company has contracted with a third party consultant with special expertise in this area.

The Company is assessing the plans and progress of key suppliers and customers in addressing the year 2000 problem. To the extent that these key suppliers and customers are impacted by their failure to address the year 2000 problem, such disruption could have a direct impact on the Company. The Company is exploring a variety of alternatives to minimize the impact of third party failures on the Company.

The Company expects that all remediation and testing will be complete by the end of the second quarter of 1999. Based upon findings to date, the Company does not now anticipate that the total cost of being in compliance with year 2000 needs will have a material effect on the Company's financial position or results of operations.

OTHER DEVELOPMENTS

In June 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified under standard hedging accounting. The Company is currently assessing the effect of this standard, but does not anticipate a material impact on the results of operations.

In the first quarter of 1998, Statement of Position (SOP) No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", was issued. SOP 98-1 will require that certain internal and external costs to develop or obtain software for internal use, be expensed or capitalized when incurred. Generally, costs incurred during the preliminary project stage and post-implementation/operation stages must be expensed. The SOP will be effective for fiscal years beginning after December 15, 1998 and can be early adopted for 1998 as of January 1, 1998. The Company is currently assessing the effect of this statement, but does not anticipate a material impact on the results of operations.

In the first quarter of 1998, Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Startup Activities", was issued. SOP 98-5 will require that the cost of startup activities be expensed as incurred. The SOP will amend provisions of a number of existing SOPs and audit and accounting guides. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company is currently assessing the effect of this statement, but does not anticipate a material impact on the results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

        There have been no material changes in market risk exposures during the first six months of 1998 that effect the disclosures presented in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         No change

ITEM 2 - CHANGE IN SECURITIES.

         No change.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES.

         No change.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5 - OTHER INFORMATION.

         None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

        (b) The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FERRO CORPORATION
                                   (Registrant)


Date: August 14, 1998


                                   /s/ Hector R. Ortino
                                   -----------------------------------------
                                   Hector R. Ortino
                                   President and Chief Operating Officer






Date: August 14, 1998


                                   /s/ Gary H. Ritondaro
                                   -----------------------------------------
                                   Gary H. Ritondaro
                                   Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. (Asterisk denotes exhibits filed with this report).

Exhibit:

(3)  Articles of Incorporation and by-laws

     *(a) Eleventh Amended Articles of Incorporation.

     *(b) Certificate of Amendment to the Eleventh Amended Articles of
          Incorporation of Ferro Corporation filed December 28, 1994.

     *(c) Certificate of Amendment to the Eleventh Amended Articles of incorporation of Ferro Corporation filed June 19, 1998.

     *(d) Amended Code of Regulations.

(4)  Instruments defining rights of security holders, including indentures

     (a) Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of March 22, 1996. (Reference is made to the Exhibit to the Registration Statement on Form 8-A dated May 15, 1996, which Exhibit is incorporated here by reference.)

     (b) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993. (Reference is made to Exhibit 4(j) to Ferro Corporation's Form 1O-Q for the three months ended June 30, 1993, which Exhibit is incorporated here by reference.)

     (c) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(c) to Ferro Corporation's Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

     (d)  Form of Security (7 1/8% Debentures due 2028). (Reference is made to
          Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

(10) Form of Executive Employment Agreement between Ferro Corporation and Millicent W. Pitts dated May 4, 1998.

(11)     Statement Regarding Computation of Earnings per Share.

(12)     Ratio of Earnings to Fixed Charges

(27)     Financial Data Schedule for the Quarter Ended June 30, 1998

(27)(a) Restated Financial Data Schedules for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997

(27)(b) Restated Financial Data Schedules for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996

(99) The Condensed Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998 and 1997 (Unaudited) of Ferro Corporation and Subsidiaries.