Form 10-Q
period 1998-09-30
FERRO CORP
filed 1998-11-16
CIK 35214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------


           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from _______ To ________

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


At October 31, 1998, there were 35,439,420 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1998 and 1997 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 99, which is incorporated by reference herein.

Those consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997. In the opinion of the management of the Company, the information furnished here includes all the adjustments necessary for a fair presentation of the results for the interim periods, and all such adjustments of a normal recurring nature have been made.

The results of the three months ended September 30, 1998 are not necessarily indicative of the results expected in subsequent quarters.

Cash dividends of $0.12 per common share were paid in the third quarter of 1998 and cash dividends of $0.103 per common share were paid in the third quarter of 1997. Cash dividends of $0.81 per preferred share were paid in the third quarter of 1998 and 1997.

Net sales and net income for the three months ended September 30, 1998 were $334.4 million and $16.8 million ($0.44 basic and $0.41 diluted earnings per common share), respectively, as compared with net sales of $339.0 million and net income of $15.4 million ($0.38 basic and $0.35 diluted earnings per common share) for the corresponding 1997 period.

Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No.130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Ferro, comprehensive income represents net income adjusted for items such as foreign currency translation adjustments and pension liability adjustments. Comprehensive income (loss) was $25.5 million and $9.7 million for the three months ended September 30, 1998 and 1997, respectively and $59.3 million and ($77.9) million for the nine months ended September 30, 1998 and 1997, respectively. Accumulated other comprehensive income (loss) at September 30, 1998 and December 31, 1997 was ($44.5) million and ($54.4) million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON BETWEEN THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

Net Sales. Third quarter 1998 net sales of $334.4 million were 1.3% less than the $339.0 million of the comparable 1997 period.

Sales increased 1.4% in the Coatings, Colors and Ceramics group and declined 8.6% in the Chemicals group and 0.8% in the Plastics group. The increase in Coatings, Colors and Ceramics was mainly due to improved results in Europe as the economy there continued to recover and due to a strong third quarter performance in powder coatings products. The decrease in Chemicals is primarily attributable to lower volumes, particularly in the domestic petroleum additives business and in flame retardants. Plastics sales were down slightly as declining raw materials costs had a negative impact on prices in the plastics business.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 1.3% decrease in sales is comprised of: volume, -2.0%; price/mix, 0.7%; currency, 0.1%; acquisitions, 0.4%; and divestitures -0.5%.

Cost of Sales. Gross profit as a percent of sales was 26.9% as compared to the 25.6% for the comparable 1997 period. This improvement was driven by improved manufacturing efficiencies and the combination of a decrease in the amount of low-margin products sold with an increase in the amount of higher-margin products sold.

Selling, administrative and general expenses. Such expenses decreased 1.1% in dollar terms, and, as a percent of sales, were 17.3% in the third quarter of 1998 compared to 17.2% in the third quarter of 1997.

Interest expense. Interest expense of $4.1 million increased from the $3.0 million of the third quarter of last year. The increase is primarily due to a higher level of debt associated with the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998.

Net foreign currency gain/loss. The net foreign currency loss of $0.2 million is comparable to the $0.2 million loss in the third quarter of 1997.

Other expense-net. Net other expense increased to $1.2 million compared to the 1997 third quarter expense of $1.0 million.

Taxes on income. The effective tax rate increased to 37.5% for the third quarter of 1998 from 36.9% for the third quarter of 1997. The increase in the effective tax rate reflects a greater proportion of income from international subsidiaries with higher tax rates.

Geographic discussion. Sales declined in all regions except Europe. United States sales were impacted by the decline in Chemicals volumes. European sales were helped by a shift in the mix of products sold toward higher priced products and by the strengthening of European currencies against the United States dollar. Continued economic downturn in Asia affected volumes in that region. Latin American sales were impacted by a slowdown in economic conditions, continued pricing pressure and a divestiture.

United States operating profit was up more than 15% compared with the third quarter of 1997. Strong performance in the Plastics group and continued progress in powder coatings margins combined to drive the improvement. Operating profit was up almost 20% in Europe, as an improved mix of products sold, the reorganization of European operations and improved manufacturing efficiencies helped to improve margins. Latin America continued to show signs of weakness as high interest rates in the region have slowed demand. Despite better operational performance, operating profit in Asia-Pacific was down 30% compared to the same period in 1997, most of the decline was due to inventory gains generated by currency devaluation a year ago.

COMPARISON BETWEEN NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

Net Sales. Sales of $1,022.2 million for the first nine months of 1998 were 2.1% less than the $1,044.2 million of the comparable 1997 period.

Sales declined 0.6% in the Coatings, Colors and Ceramics group and 8.0% in the Chemicals group but increased 1.0% in the Plastics group. The decrease in Coatings, Colors and Ceramics was mainly due to the negative impact of currency exchange and an ongoing plan to exit low-margin product sales, which was partially offset by improvement in European operations in the third quarter. The decrease in Chemicals is primarily attributable to lower volumes in the domestic petroleum additives and flame retardant businesses. Plastics sales were higher primarily due to an increase in volumes associated with strong demand in consumer durables and packaging.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 2.1% decrease in sales is comprised of: volume, -0.9%; price/mix, 1.1%; currency, -1.7%; acquisitions, 0.2%; and divestitures -0.8%.

Cost of Sales. Gross profit as a percent of sales was 26.7% as compared to the 25.5% for the comparable 1997 period. This improvement was driven by improved manufacturing efficiencies and the combination of a decrease in the amount of low-margin products sold with an increase in the amount of higher-margin products sold.

Selling, administrative and general expenses. Such expenses increased 0.1% in dollar terms and, as a percent of sales, were 17.2% in the first nine months of 1998 compared to 16.9% in the first nine months of 1997.

Interest expense. Interest expense of $11.0 million increased from the $9.0 million of the first nine months of last year. The increase is primarily attributable to a higher level of debt associated with the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998.

Net foreign currency gain/loss. The net foreign currency gain of $0.9 million is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge firm commitments or anticipated transactions of various foreign subsidiaries.

Other expense-net. Net other expense decreased to $3.1 million compared to the 1997 first nine months expense of $3.8 million.

Taxes on income. The effective tax rate decreased to 37.3% for the first nine months of 1998 from 37.6% for the first nine months of 1997, excluding the impact of the charge associated with the realignment plan in the second quarter of 1997. The reduction in the effective tax rate, excluding the realignment charge, reflects worldwide tax planning and a greater proportion of income from international subsidiaries with lower tax rates, or a year to date basis.

Geographic discussion. Sales declined in all regions, except Europe. United States sales were impacted by the decline in chemicals volumes in the second and third quarters of 1998. European sales were helped by a shift in the mix of products sold toward higher priced products which offset a negative currency translation. The continued economic downturn in Asia affected volumes in that region. Latin American sales were impacted by continued pricing pressure from imported goods and a 1998 divestiture.

Operating profit for the first nine months of 1998 was up in all regions except Asia-Pacific. United States operating profit increased just under 5% compared with the first nine months of 1997, driven by improvements in the Plastics group. Europe overcame the negative effects of currency translations to produce an increase in operating profit of more than 10%, reflecting a shift in the mix of products sold toward higher priced products and manufacturing efficiencies. Latin America operating profit was up almost 5% as the Company continues to reduce costs in the region and exit low-margin business. Asia-Pacific operating profit declined 10%, although it is a very small dollar amount. Results for the year-to-date were mostly impacted by the third quarter decline where, despite better operational performance, operating margins were down compared to the prior year, due to one-time inventory gains generated by currency devaluation a year ago.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, including, but not limited to: changes in customer requirements, markets or industries served; changing economic conditions, particularly in Europe or Latin America or Asia-Pacific; foreign exchange rates, especially in Europe or Asia-Pacific; changes in the prices of major raw materials; significant technological or competitive developments; and disruption of operations associated with certain computer-based systems that rely on date routines in connection with the year 2000.

 LIQUIDITY AND CAPITAL RESOURCES

Working capital. Working capital increased to $179.6 million at September 30, 1998 compared with $149.3 at December 31, 1997. The increase in working capital is primarily attributable to the proceeds from the issuance of $55 million in 71/8% debentures during the first quarter of 1998 and increases in net receivables and inventories.

Cash flow. Net cash provided from operating activities for the nine months ended September 30, 1998 was $49.4 million compared to the $102.7 million recorded in the first nine months of 1997. The change in net cash provided from operations is primarily due to an increase in the amount of net receivables and inventories. The increase in net cash used for investing activities, for the first nine months of 1998, is associated with a higher level of capital expenditures for plant and equipment and an increase in net cash used for acquisitions. The change in net cash from financing activities is primarily associated with the issuance of $55 million in 7 1/8% debentures during the first quarter of 1998 and an increase in the amount of Ferro common shares repurchased.

Financing requirements and resources. The long-term debt to equity ratio was 56.7% at September 30, 1998, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989, as compared to the 37.3% ratio at December 31, 1997. The increase is primarily attributable to the issuance of $55 million in 71/8% debentures during the first quarter of 1998. The Company expects to be able to meet the financial requirements of its existing businesses from existing cash and cash equivalents and future cash flow from operations. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. There were no borrowings under this facility as of September 30, 1998. The Company also has $245.0 million of availability under a Universal Shelf Registration that was filed with the Securities and Exchange Commission on October 31, 1995 and declared effective January 4, 1996, pursuant to which various types of securities may be issued.

YEAR 2000 READINESS DISCLOSURE

Historically, many computer software programs were written to refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. The Company is aware of the implications and issues associated with this problem and could be faced with disruption of operations and a corresponding impact on the Company's results of operations if the year 2000 issues are not resolved in a timely manner.

The Company believes it has identified the issues that affect global computer operations and has or will implement appropriate plans to address this problem. Local area networks, telephone systems, business systems, financial systems, and other systems are being assessed globally. In order to fully determine the readiness of its production and other equipment with the year 2000 issue, the Company has substantially completed a comprehensive inventory of operations systems that it believes may be impacted.

The Company is using multiple strategies to address the year 2000 issues; new software is being purchased and installed, current software is being rewritten, and hardware that is non-year 2000 compliant is being replaced. The Company has contracted with a third party consultant with special expertise in this area. In addition, the Company is in the process of developing contingency plans for these actions in the event they are not implemented in a timely manner as expected.

The Company expects that all correction and testing will be complete by the end of the second quarter of 1999. Based upon findings to date, the Company's total incremental costs (historical plus estimated future costs) of addressing year 2000 issues are currently estimated to be in the range of $5 million to $7 million, of which approximately $1.5 million has been incurred. The Company does not now anticipate that the total cost of being in compliance with year 2000 needs will have a material effect on the Company's financial position or results of operations.

The Company is assessing the plans and progress of key suppliers and customers in addressing the year 2000 problem. To the extent that these key suppliers and customers are impacted by their failure to address the year 2000 problem, such disruption could have a direct impact on the Company. The Company is exploring a variety of contingency plans to minimize the impact of third party failures on the Company.

The Company's expectations outlined above with respect to the year 2000 are subject to uncertainties and are forward-looking statements that give the Company's current expectations or forecasts of future events. The Company believes that it has identified the year 2000 issues that affect its global computer operations, however, if the Company is unsuccessful in identifying or solving all year 2000 issues in its critical operations, or if the Company is materially and adversely affected by the inability of its key suppliers and customers to identify and solve their year 2000 issues, the Company's results of operations or financial condition could be materially impacted.

Furthermore, the total costs that the Company will incur with respect to year 2000 issues will be influenced by the Company's ability to successfully identify and solve year 2000 issues, the extent and complexity of programming required to fix affected programs, the related labor and consulting costs the Company will incur, and the ability of third parties with whom the Company has business relationships to successfully identify and solve their own Year 2000 issues. These and other unforeseen factors could have a material adverse effect on the Company's results of operations or financial condition.


OTHER DEVELOPMENTS

On September 25, 1998 the board of directors of the Company elected Hector R. Ortino, President and Chief Operating Officer, to succeed Albert C. Bersticker as chief executive officer on January 1, 1999. Mr. Bersticker will remain chairman of the board of directors until his retirement at the annual meeting in April 1999.

On October 19, 1998 the Company announced that Kent H. Lee was named Vice president Specialty Chemicals. He will report to Hector R. Ortino, President and Chief Operating Officer. Lee was most recently Director, United States Operations for the chemicals group.

On October 23, 1998, the Board of Directors announced a 12.5 percent increase in the Company's quarterly common stock cash dividend. The dividend action increases the quarterly dividend to $0.135 per share from the previous rate of $0.12. The increase will be effective with the next quarterly dividend payment on December 10, 1998, to shareholders of record on November 13, 1998.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

         There have been no material changes in market risk exposures during the first nine months of 1998 that effect the disclosures presented in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS.

          No change.

ITEM 2   - CHANGE IN SECURITIES.

         No change.

ITEM 3   - DEFAULT UPON SENIOR SECURITIES.

          No change.

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5   - OTHER INFORMATION.

         The deadline for shareholders to submit proposals pursuant to Rule 14a-8 under the Securities Act of 1934 for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 19, 1998. Any proposals submitted other than for inclusion in the proxy statement, pursuant to Rule 14a-8, must be received by the Company no later than February 2, 1999 or such proposals will be considered untimely, in which case the Company's proxy for its 1999 Annual Meeting of Shareholders may confer discretionary voting authority regarding such matters.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FERRO CORPORATION
                                 (Registrant)


Date: November 16, 1998


                                 /s/ Hector R. Ortino
                                 -------------------------------------------
                                 Hector R. Ortino
                                 President and Chief Operating Officer






Date: November 16, 1998


                                 /s/ Gary H. Ritondaro
                                 -------------------------------------------
                                 Gary H. Ritondaro
                                 Vice President and Chief Financial Officer

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

Exhibit:

(3)      Articles of Incorporation and by-laws

         (a)      Eleventh Amended Articles of Incorporation.

         (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994.

         (c) Certificate of Amendment to the Eleventh Amended Articles of incorporation of Ferro Corporation filed June 19, 1998.

         (d)      Amended Code of Regulations.

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

         (d) Form of Security (7-1/8% Debentures due 2028). (Reference is made to Exhibit 4(a- 1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

*(11)             Statement Regarding Computation of Earnings per Share.

*(12)             Ratio of Earnings to Fixed Charges.

*(27)             Financial Data Schedule for the Quarter Ended September 30,
                  1998

*(99) The Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1998 and 1997 (Unaudited) of Ferro Corporation and Subsidiaries.