Form 10-Q/A
period 1998-09-30
FERRO CORP
filed 1998-12-03
CIK 35214

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                      ------------------------------------


         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ To ____

                          Commission File Number 1-584

                            -------------------------


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


Date: December 3, 1998


                                      /s/Hector R. Ortino
                                      -------------------
                                      Hector R. Ortino
                                      President and Chief Operating Officer






Date: December 3, 1998


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

Exhibit:

(3)      Articles of Incorporation and by-laws

         (a) Eleventh Amended Articles of Incorporation (Reference is made to Exhibit 3 (a) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which Exhibit is incorporated here by reference.)

         (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994 (Reference is made to Exhibit 3 (b) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which
                  Exhibit is incorporated here by reference.)

         (c) Certificate of Amendment to the Eleventh Amended Articles of incorporation of Ferro Corporation filed June 19, 1998 (Reference is made to Exhibit 3 (c) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which
                  Exhibit is incorporated here by reference.)

         (d)      Amended Code of Regulations (Reference is made to Exhibit 3
                  (d) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which Exhibit is incorporated here by reference.)

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

**(11)            Statement Regarding Computation of Earnings per Share.

**(12)            Ratio of Earnings to Fixed Charges.

**(27)            Financial Data Schedule for the Quarter Ended September 30,
                  1998

 *(99) The Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1998 and 1997 (Unaudited) of Ferro Corporation and Subsidiaries.

** Filed as Exhibits to Ferro Corporation's Form 10-Q for the three months ended September 30, 1998, which Exhibits are incorporated herein by reference.