Form 10-K405
period 1998-12-31
FERRO CORP
filed 1999-03-31
CIK 35214

1998
================================================================================

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

An Ohio Corporation                                        I.R.S. No. 34-0217820

                    1000 LAKESIDE AVENUE, CLEVELAND, OH 44114
                    (Address of principal executive offices)
        Registrant's telephone number, including area code: 216-641-8580

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

                        7 5/8% Debentures due May 1, 2013
                     7 3/8% Debentures due November 1, 2015
                         8% Debentures due June 15, 2025
                       7 1/8 Debentures due April 1, 2028
          Series A ESOP Convertible Preferred Stock, without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On, January 31, 1999 there were 35,126,968 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by non-affiliates was $768,402,425.

                       Documents Incorporated by Reference

 Portions of Annual Report to Shareholders for the year ended December 31, 1998
           (Incorporated into Parts I, II and IV of this Form 10-K).

     Portions of Ferro Corporation's Proxy Statement for the Annual Meeting
                       of Shareholders on April 23, 1999
                (Incorporated into Part III of this Form 10-K).

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1. Business........................................................ Page 3
Item 2. Properties...................................................... Page 6
Item 3. Legal Proceedings............................................... Page 6
Item 4. Submission of Matters to a Vote of Security Holders............. Page 7

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters............................................. Page 8
Item 6. Selected Financial Data......................................... Page 9
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...................................... Page 10
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk.... Page 10
Item 8. Financial Statements and Supplementary Data..................... Page 10
Item 9. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure ....................................... Page 10

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............. Page 10
Item 11. Executive Compensation......................................... Page 10
Item 12. Security Ownership of Certain Beneficial Owners and Management. Page 10
Item 13. Certain Relationships and Related Transactions................. Page 10

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K ...................................................... Page 11

                                     PART I

ITEM 1- BUSINESS

      Ferro Corporation ("Ferro"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of performance materials for industry that utilizes organic and inorganic chemistry. It operates (either directly or through subsidiaries and affiliates) in 19 countries worldwide. Ferro produces a variety of coatings, chemicals, plastics and related products and services.

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

      A further description of Ferro's business, its principal products, their markets and applications is contained under all headings on pages 8 through 17 of its 1998 Annual Report to Shareholders (the "Annual Report"), which is attached hereto as Exhibit 13. The information contained under the headings on pages 8 through 17 of the Annual Report (excluding pages 10,13,14,17 on which only pictures appear and the text describing such pictures on pages 10,13,14,17) is incorporated herein by reference. Information concerning Ferro's business during 1998, 1997 and 1996 and certain transactions consummated during those years is included under the heading "Management's Discussion and Analysis" on pages 18 through 26 of the Annual Report and in Note 8 to Ferro's Consolidated Financial Statements, which are included in the Annual Report. Note 8 appears on page 36 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's reportable operating segments, including financial information relating thereto, is set forth in Note 13 to Ferro's Consolidated Financial Statements, which appears on pages 39 and 40 of the Annual Report and is incorporated herein by reference.

      Certain statements contained herein and in future filings with the Securities and Exchange Commission reflect the Company's current expectations with respect to the future performance of the Company and may constitute "Forward-Looking Statements." Because they are based on current expectations, actual results may differ materially. Please refer to the "Cautionary Note on Forward-Looking Statements" section of "Management's Discussion and Analysis" contained on page 24 of the Annual Report for additional information, which information is incorporated herein by reference.

      Raw Materials

      The raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 1998 and does not anticipate such shortages in 1999.

      Patents and Licenses

      Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not consider that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2019.

      Ferro does not hold any licenses, franchises or concessions that it considers to be material.

      Customers

      Ferro does not consider that a material part of its coatings or its plastics businesses is dependent on any single customer or group of customers. In the chemicals segment however, the loss of two or three of the largest customers could have a material adverse effect on that segment.

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

      In the coatings group worldwide, the Company is the largest producer of porcelain enamel and ceramic glaze coatings. Strong local competition for ceramic glaze exists in the markets of Italy and Spain. In powder coatings, Ferro is one of the top five producers in the world. The top five producers of powder coatings represent approximately 60% of the market. In the chemicals group , the Company is one of the largest producers of polymer additives in the United States. The plastics group has a large number of competitors in all businesses.

      Product performance characteristics, customer and technical service and price are the most important components of the competition that Ferro encounters in the sale of nearly all of its products.

      Research and Development

      A substantial number of Ferro's employees are involved in research and development activities relating to new and existing products, services and techniques required by the ever-changing markets of its customers. Laboratories are located at each of Ferro's major subsidiaries around the world where technical efforts are applied to meet customer and market needs of the particular geographical area. In the United States, laboratories are maintained in each of its divisions. In addition, corporate research and development activity is conducted by approximately 60 scientists and support personnel in the Cleveland area. The research staff is organized by major business group. The Company also operates central design and development labs in Italy and Spain to serve the tile market worldwide.

      Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $29.4 million in 1998, $26.6 million in 1997, and $23.8 million in 1996. Expenditures for individual customer requests for research and development were not material.

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

      Ferro and its international subsidiaries authorized $4.6 million in capital expenditures for environmental control in 1998 and the Company's best estimate of what it expects capital expenditures for environmental control to be in 1999 and 2000 is $6.2 million and $5.9 million. The Company does not consider these capital expenditures to be material.

      For additional information on other environmental matters see Item 3 of this Annual Report on Form 10-K and information included under the heading "Management's Discussion and Analysis" on pages 18 through 26 of the Annual Report and information contained in Note 9 on page 36 of the Annual Report.

      Employees

      At December 31, 1998, Ferro employed approximately 6,693 full-time employees, including 3,856 employees in its foreign subsidiaries and affiliates and 2,837 in the United States.

      Approximately 24% of the domestic workforce is covered by labor agreements, and approximately 7% is affected by union agreements that expire in 1999.

      Foreign Operations

      Financial information about Ferro's domestic and foreign operations is set forth on page 40 of the Annual Report and is incorporated herein by reference.

      Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

      Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, England, France, Germany, Holland, Italy, Mexico, Portugal and Spain. Partially-owned subsidiaries manufacture in Indonesia, Taiwan, Thailand, Turkey and Venezuela.

      Foreign operations accounted for 46% of the consolidated net sales and 44% of Ferro's geographic operating profit for the year 1998; comparable amounts for the year 1997 were 46% and 42%, before realignment charges, and for the year 1996 were 46% and 44%.

      Except for the sales of Ferro Italia S.R.L. (Italy), Ege-Ferro Kimya A.S. (Turkey), Ferro Enamel do Brasil, I.C.L.(Brazil), Ferro de Venezuela C.A.(Venezuela), Ferro Corporation Australia Pty. Ltd.(Australia), the sales of each of Ferro's subsidiaries are principally for delivery of products outside the country in which the subsidiary is located. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro products to the entire European Community market. A similar process is occurring within the MERCOSUR economic union in Latin America.

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

ITEM 2 - PROPERTIES

      Ferro's corporate headquarters office at 1000 Lakeside Avenue, Cleveland, Ohio and other corporate facilities located in Independence, Ohio are owned by the Company. The business segments in which manufacturing plants are used and the locations of the principal manufacturing plants owned by Ferro in the United States are as follows: Coatings -- Cleveland, Ohio; Nashville, Tennessee; Pittsburgh, Pennsylvania; Toccoa, Georgia; Orrville, Ohio; Shreve, Ohio; Penn Yan, New York; East Liverpool, Ohio; Crooksville, Ohio and East Rochester, New York. Plastics -- Plymouth, Indiana; Evansville, Indiana; Stryker, Ohio; Edison, New Jersey and South Plainfield, New Jersey. Chemicals -- Bedford, Ohio; Hammond, Indiana and Baton Rouge, Louisiana.

      In addition, Ferro leases manufacturing facilities in Cleveland, Ohio (Chemicals); Fort Worth, Texas (Chemicals); Santa Barbara, California (Coatings) and San Marcos, California (Coatings).

      Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, France, Germany, Indonesia, Italy, Mexico, the Netherlands, Spain, Taiwan, Thailand, Turkey and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Italy, Portugal, Germany and the Netherlands. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

      Ferro believes that all of the foregoing facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 - LEGAL PROCEEDINGS

      In 1994, the Company's Keil Chemical Division (Keil) settled an enforcement proceeding concerning air emissions from Keil's Pyro-Chek(R) process. The enforcement proceeding had been initiated by the Indiana Department of Environmental Management (IDEM) and the local environmental agency, with oversight by the United States Environmental Protection Agency (U.S. EPA). The settlement was in the form of an Agreed Order with IDEM. The Agreed Order confirmed the Company's plans to install additional controls and imposed certain aggregate limitations on air emissions from the Pyro-Chek(R) production process while the Company applied for and obtained a construction and operating permit for the existing air source. The control equipment was installed, but the Company has had a continuing disagreement with the agencies over whether it has been in compliance with the Agreed Order, including which methods should be used to demonstrate compliance.

      In November 1998, IDEM filed suit in Indiana state court seeking to shut down operation of the Pyro-Chek(R) process. At a hearing held on December 4, l998, the court denied IDEM's request for a preliminary injunction, and later dismissed the claim for a permanent injunction on grounds that the dispute arising out of the Agreed Order should be addressed before the Indiana Office of Environmental Adjudication. The day before this hearing, IDEM denied Keil's application for a permit for air emissions for the Pyro-Chek(R) process. The Company appealed IDEM's denial of Keil's permit application to the Indiana Office of Environmental Adjudication.

      On December 29, 1998 IDEM wrote to the Company alleging that because Keil is in violation of the Agreed Order, operation of the Pyro-Chek(R) process is prohibited, and that the Company will be subject to fines of up to $25,000 for each day of continued operation. The Company filed a petition for review before the Indiana Office of Environmental Adjudication seeking to confirm that operation of the Pyro-Chek(R) process has been and remains in compliance with the Agreed Order. A hearing date has not yet been scheduled for either petition before the Indiana Office of Environmental Adjudication.

      Through subpoenas recently issued to the Company, the U. S. EPA and IDEM have obtained a wide range of documents relating to the operation of the Pyro-Chek(R) process. U. S. EPA and IDEM have also ordered extensive emissions tests at the facility to evaluate compliance with legal requirements. The Company has supplied most of the requested documents and is planning to perform most of the requested tests.

      The law firm of Squire, Sanders & Dempsey, LLP of which Mark A. Cusick is a partner, provided legal services to Ferro in 1998 and Ferro plans to continue the use of such firm in 1999. Mr. Cusick is the Secretary of Ferro.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      There is set forth below the name, age, positions and offices held by each individual serving as executive officer as of March 16, 1999 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

  Albert C. Bersticker -   64
       Chairman of the Board, 1999
       Chairman of the Board and Chief Executive Officer, 1996
       President and Chief Executive Officer, 1991

  David G. Campopiano -   49
       Vice President, Mergers and Acquisitions, 1998
       Vice President, Corporate Development, 1989

  R. Jay Finch - 57
       Vice President, Specialty Plastics, 1991

  James F. Fisher - 61
       Senior Vice President, Ceramics and Colorants, 1997
       Vice President, Ceramics and Colorants, 1996
       Senior Vice President, Powder Coatings, Specialty Ceramics and
         Electronic Materials, 1994
       Senior Vice President, Coatings, Colors and Ceramics, 1993

  J. Larry Jameson - 61
       Vice President, Industrial Coatings, 1998
       Vice President, Powder Coatings, 1996
       Self Employed, Coatings Consultant, 1993
       Chief Executive Officer, Pirelli Cable Corporation, 1993

  Kent H. Lee - 57

       Vice President, Specialty Chemicals, 1998
       Director, United States Operations, Chemicals, 1998
       General Manager Polymer Additives, 1996
       Private Consultant to The BF Goodrich Company, 1994
       President, Specialty Polymers and Chemicals,
         The BF Goodrich Company, 1985

  Charles M. Less - 49
       Vice President, Marketing, 1995
       Group Market Manager, Rohm and Haas, 1992

  Hector R. Ortino - 56
       President and Chief Executive Officer, 1999
       President and Chief Operating Officer, 1996
       President, 1996
       Executive Vice President and Chief Financial-Administrative Officer, 1993

  Millicent W. Pitts - 44
       Vice President, Global Support Operations, 1998
       Director, Corporate Development, Rohm & Haas Company, 1996
       Director, Corporate Planning, Rohm and Haas Company, 1994

  Thomas O. Purcell, Jr. -   54
       Vice President and Chief Technical Officer, 1996
       Vice President, Research and Development, 1991

  Paul V. Richard - 39
       Vice President, Human Resources, 1998
       Director, Human Resources, 1993

  Gary H. Ritondaro -   52
       Vice President and Chief Financial Officer, 1996
       Vice President, Finance, 1993
       Vice President, Controller, 1991

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders of Common Stock is set forth under the heading "Quarterly Data (unaudited)" on page 43 of the Annual Report. Said information is incorporated herein by reference. Information concerning dividend restrictions is contained in Note 4 to Ferro's Consolidated Financial Statements on page 33 of the Annual Report and this information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " on pages 44 and 45 of the Annual Report is incorporated here by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The information contained under the heading "Management's Discussion and Analysis" on pages 18 through 26 of the Annual Report is incorporated here by reference.

ITEM 7.A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained under the heading "Management's Discussion and Analysis" on pages 18 through 26 of the Annual Report is incorporated here by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 27 through 42, inclusive, including the Notes to Consolidated Financial Statements, and the quarterly data (unaudited) on page 43 of the Annual Report, are incorporated here by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such changes or disagreements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors of Ferro contained under the headings "Election of Directors" and "Stock Ownership of Management and Certain Beneficial Owners"in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1999, is incorporated here by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1999 and is incorporated here by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1999 and is incorporated here by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no relationships or transactions that are required to be reported.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Documents filed as part of this Annual Report on Form 10-K:

      (a) The following Consolidated Financial Statements of Ferro Corporation and its subsidiaries, contained on pages 27 through 42 inclusive, of the Annual Report are incorporated here by reference:

            Consolidated Statements of Income for the years ended December 31,
             1998, 1997 and 1996

            Consolidated Balance Sheets at December 31, 1998 and 1997

            Consolidated Statements of Shareholders' Equity for the years ended
             December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended December
             31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

      (b) The following additional information for the years 1998, 1997 and 1996, is submitted herewith:

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

      (c)   Exhibits:

            The exhibits listed in the attached Exhibit Index are filed pursuant to Item 14 (c) of the Form 10-K.

2. Reports on Form 8-K:

      No reports on Form 8-K were filed for the three months ended December 31, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FERRO CORPORATION

                                       By  /s/Hector R. Ortino
                                       -----------------------
                                           Hector R. Ortino
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 31st day of March, 1999


/s/Hector R. Ortino                   President and Chief Executive Officer
-------------------------             (Principal Executive Officer)
Hector R. Ortino

/s/Gary H . Ritondaro                 Vice President and Chief Financial Officer
-------------------------             (Principal Financial Officer and
Gary H. Ritondaro                     Principal Accounting Officer)

/s/Sandra Harden Austin               Director
-------------------------
Sandra Harden Austin

/s/Albert C. Bersticker               Chairman of the Board and Director
-------------------------
Albert C. Bersticker

/s/Michael H. Bulkin                  Director
-------------------------
Michael H. Bulkin

/s/Glenn R. Brown                     Director
-------------------------
Glenn R. Brown

/s/William E. Butler                  Director
-------------------------
William E. Butler

/s/John C. Morley                     Director
-------------------------
John C. Morley

/s/Rex A. Sebastian                   Director
-------------------------
Rex A. Sebastian

/s/William J. Sharp                   Director
-------------------------
William J. Sharp

/s/Dennis W. Sullivan                 Director
-------------------------
Dennis W. Sullivan

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To The Shareholders and Board of Directors of Ferro Corporation:

Under date of January 25, 1999, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II-Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP
------------
KPMG LLP
Cleveland, Ohio
January 25, 1999

                       FERRO CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1998, 1997 and 1996

                             (thousands of dollars)

                                                                                 Additions
                                                                       -------------------------
                                                       Balance at      Charged to       Charged                        Balance
                                                        Beginning       Costs and       to Other                      at End of
                                                        of Period       Expenses        Accounts        Deductions      Period
                                                        =========       ========        ========        ==========      ======


Year ended  December  31,  1998
  Valuation and qualifying accounts which are
  deducted on consolidated balance sheet from
  the assets to which they apply
        Possible losses in collection of notes                                                               (181)(B)
        and accounts receivable - trade                      $8,280        3,185         (63)(C)           1,846 (A)      9,737
                                                             ======        =====         ===               =====         =====


Year ended December 31, 1997
  Valuation and qualifying  accounts which are
  deducted on consolidated balance sheet from
   the assets to which they apply
        Possible losses in collection of notes                                                              1,367(B)
        and accounts receivable - trade                      $9,497        2,630          15 (C)            2,495(A)     8,280
                                                             ======        =====         ===                =====        =====

Year ended December 31, 1996
  Valuation and qualifying accounts which are
  deducted on consolidated balance
  sheet from the assets to which they apply                                                                   254(C)
        Possible losses in collection of notes                                                                225(B)
        and accounts receivable - trade                      $9,877        3,006                            2,907(A)     9,497
                                                             ======        =====         ===                =====        =====



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

(3) Articles of Incorporation and by-laws

      (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit (3)(a) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1998 which Exhibit is incorporated here by reference.)

      (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1998 which Exhibit is incorporated here by reference.)

      (c) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed June 23, 1998. (Reference is made to Exhibit (3)(c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.)

      (d) Amended Code of Regulations. (Reference is made to Exhibit (3)(d) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, which Exhibit is incorporated here by reference.)

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

      (l) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4 (c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.)

      (m)   Form of Security (7 1/8% Debentures due 2028). (Reference is made to
            Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

(10) Material Contracts

      (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 15 through 18 of the Proxy Statement dated March 17, 1999. Said description is incorporated here by reference.

      (b) Ferro's Amended and Restated 1997 Performance Share Plan. Reference is made to Exhibit A of Ferro Corporation's Proxy Statement dated March 17, 1999, which exhibit is incorporated here by reference.

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

      (f) Amended and Restated Executive Employment Agreement (Reference is made to Exhibit 10 (a) of Ferro Corporation's Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

     *(g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements. A copy of such
            Schedule I is attached hereto as Exhibit 10.

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

     *(l) Form of Executive Employment Agreement between Ferro Corporation and Kent. H. Lee dated November 10, 1998.

*(11) Statement Regarding Computation of Earnings per Share.

*(12) Ratio of Earnings to Fixed Charges.

*(13) Annual Report to Shareholders for the year ended December 31, 1998.

*(21) List of Subsidiaries.

(23) Consent of KPMG LLP to the incorporation by reference of their audit report on the Consolidated Financial Statements contained in the Annual Report into Ferro's Registration Statements on Form S-8 Registration Nos. 2-61407, 33-28520 and 33-45582 and Ferro's Registration Statement on Form S-3 Registration No. 33-51284 and Registration No. 33-63855.

*(27) Financial Data Schedule (Electronic Filing Only)