Form 10-Q
period 1999-03-31
FERRO CORP
filed 1999-05-14
CIK 35214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                      ------------------------------------


                                    FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

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

At April 30, 1999, there were 35,105,224 shares of Ferro common stock, par value $1.00, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998, and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited) of Ferro Corporation and Subsidiaries are set forth in Exhibit 99, which is incorporated by reference herein.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998. In the opinion of the management of the Company, the information furnished here includes all the adjustments necessary for fair presentation of the results for the interim periods, and all such adjustments of a normal recurring nature have been made.

The results of the three months ended March 31, 1999 are not necessarily indicative of the results expected in subsequent quarters.

Cash dividends of $0.135 per common share were paid in the first quarter of 1999 and cash dividends of $0.12 per common share were paid in the first quarter of 1998. Cash dividends of $0.81 per preferred share were paid in the first quarter of 1999 and 1998.

Net sales and net income for the three months ended March 31, 1999 were $331.5 million and $17.1 million ($0.46 basic and $0.43 diluted earnings per common share) as compared with net sales of $339.8 million and $17.1 million ($0.43 basic and $0.40 diluted per common share) for the corresponding 1998 period.

Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income
(loss) was ($2.0) million and $12.7 million for the three months ended March 31, 1999 and 1998, respectively. Accumulated other comprehensive income (loss) at March 31, 1999 and December 31, 1998 was ($64.0) million and ($44.9) million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON BETWEEN THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

Net Sales. First quarter 1999 net sales of $331.5 million were 2.4% less than the $339.8 million of the comparable 1998 period.

Sales declined 0.1% in both the Coatings and Plastics segments and 10.2% in the Chemicals segment. The decrease in Chemicals was mainly due to the negative impact of reduced volumes in the domestic petroleum additives business, which has impacted results since the second quarter of

1998. These reduced volumes are not expected to recover in 1999, although it is expected that year-to-year comparisons should normalize in subsequent quarters. Plastics sales were impacted by lower raw materials costs, which put downward pressure on selling prices. The Coatings segment was impacted by the continuing economic downturn in Latin America.

The variety of products sold by the Company makes it difficult to determine with certainty the increases or decreases in sales resulting from changes in physical volume of products sold and selling prices. Management's best estimate is that the 2.4% decrease in sales is comprised of: volume, -1.8%; price/mix, -2.0%; currency, 0.6%; acquisitions, 1.2%; and divestitures -0.4%.

Cost of Sales. Gross profit as a percent of sales was 27.8% as compared to 26.5% for the comparable 1998 period. This improvement was driven by a shift in the mix of products sold toward higher margins and by improved manufacturing efficiencies. In addition, the Company was also able to retain some of the benefits of lower raw material costs.

Selling, administrative and general expenses. Such expenses were comparable to the amount of expenses in the same quarter in 1998. As a percent of sales, SG&A was 18.0% in the first quarter of 1999 compared to 17.5% in the first quarter of 1998.

Interest expense. Interest expense of $3.9 million increased from $3.1 million for the first quarter of last year and is primarily attributable to a higher level of debt associated with the issuance of $55 million in 71/8% debentures during the first quarter of 1998.

Net foreign currency gain. The net foreign currency gain is primarily attributable to gains on foreign currency option contracts purchased by the parent company to hedge the earnings of various foreign subsidiaries.

Other expense-net. Other expense-net increased to $1.4 million compared to the 1998 first quarter expense of $1.0 million.

Income tax expense. The effective tax rate was 37.5% for the first quarter of 1999 versus the 37.6% recorded for the first quarter of 1998.

Segment Discussion:

(See exhibit 99 for additional information)

Sales from continuing operations for the Coatings segment were at the same level as the first quarter of 1998. Sales for the segment were impacted by the continuing economic downturn in Latin America. Segment income was up 14% from the first quarter of 1998, reflecting exceptionally strong performance in the ceramic tile business, as Europe remained strong and Asia continued to show quarter-to-quarter improvement. Significant profit improvements were also recorded in the electronics, specialty colors and specialty glaze businesses.

Chemicals sales were down 10%, reflecting lower volumes in the petroleum additives business and lower selling prices as a result of declining raw material costs. Segment income was down 7%, reflecting lower sales, although the operating margin increased. Solid performances turned in by the businesses targeted for future growth, which include polymer additives and fine chemicals, were not enough to offset weakness in petroleum additives.

The Plastics segment posted another record quarter in profits despite flat sales, which were affected mainly by lower selling prices due to decreases in raw material costs. Segment income was up 17% compared to the first quarter of 1998. Continued higher sales of value added product offerings, combined with strong performance in Europe and continued manufacturing efficiencies, were the main factors leading to the profit record. The Plastics segment continues to benefit from strong demand in glass-filled polypropylene products at the expense of alternative materials in a variety of applications. The acquisition of Advanced Polymer Compounding, announced March 10, 1999 and discussed under the heading "Other Developments" in this Management Discussion and Analysis, increased the assets of the Plastics segment. Segment Assets were $113.8 million at March 31, 1999 compared to $83.1 million at December 31, 1998.

Geographic Sales:

United States sales were $182.3 million for the three months ended March 31, 1999, compared to $190.5 million in the first quarter of 1998. United States sales were impacted by the decline in sales for the Chemicals segment which is primarily a domestic business. International sales were $149.2 million for the three months ended March 31, 1999, compared to $149.2 million in the first quarter of 1998.

FORWARD LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: changes in customer requirements, markets or industries served; changing economic conditions, particularly in Europe, Asia-Pacific, Latin America and the United States; foreign exchange rates, especially in Europe or Asia-Pacific; changes in the prices of major raw materials; significant technological or competitive developments; the Company's conversion to a single European currency, the euro; and disruption of operations associated with certain computer-based systems that rely on date routines in connection with the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital. Working capital was $128.1 million at March 31, 1999 compared to $210.0 million at the end of the first quarter of 1998. The change in working capital is primarily attributable to a lower amount of cash and an increase in the amount of notes and loans payable.

Cash flow. Net cash provided from operating activities for the three months ended March 31, 1999, was $53.1 million compared to the $24.9 million recorded in the first quarter of 1998. The change in net cash provided from operations is primarily due to increases in receivables and inventories occurring in the first quarter of 1998. The increase in net cash used for investing activities, for the first quarter of 1999, is associated with a higher level of capital expenditures for plant and equipment and an increase in net cash used for acquisitions. The change in net cash from financing activities is driven by changes in both short and long-term debt, an increase in cash used to repurchase stock and an increase in the dividend to common shareholders.

Financing requirements and resources. The long-term debt to equity ratio was 58.2% at March 31, 1999, excluding the loan guarantee of the Employee Stock Ownership Plan adopted in April 1989, as compared to the 55.2% ratio at December 31, 1998. The Company expects to be able to meet the financial requirements of its businesses from existing cash and cash equivalents and future cash flow from operations. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. The Company had borrowed $35.0 million under this facility as of March 31, 1999. The Company also has $245.0 million of availability under a universal shelf registration that was filed with the Securities and Exchange Commission on October 31, 1995 and declared effective January 4, 1996, pursuant to which various types of securities may be issued.

ENVIRONMENTAL

The Company is party to judicial and administrative proceedings relating to emissions from its plant in Hammond, Indiana. In these proceedings, the State of Indiana and the United States Environmental Protection Agency (USEPA) are seeking to impose fines and possibly to alter or terminate the Company's right to produce Pyro-Chek(R) at the Hammond plant. See the description in Part II
Item 1. The Company is vigorously contesting these claims and evaluating alternatives for mitigating the impact should the Company not prevail. If the State of Indiana or USEPA were to prevail on all of their claims, it could have a material adverse effect on the Company.

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

The Company currently operates multiple computer systems, including hardware and software, in its global business operations. The Company believes it has identified the issues that affect its global computer operations and is in the process of implementing appropriate plans to address this problem. Local area networks, telephone systems, business systems, financial systems, shop floor devices, facility operations and end-user computing systems are being assessed globally. In order to determine fully the readiness of its production and other equipment with the Year 2000 issues, the Company has substantially completed a comprehensive inventory of operations systems that it believes may be impacted.

The Company is using multiple strategies to address the Year 2000 issues. New software is being purchased and installed, current software is being rewritten, and hardware that is non-Year 2000 compliant is being replaced. The Company has contracted with a third-party consultant with special expertise in this area.

The Company expects that all correction and testing will be completed by the end of the second quarter of 1999. In addition, the Company is in the process of developing contingency plans in the event that these corrective actions are not implemented in a timely manner as expected. The Company has established millennium watch teams to develop and coordinate a contingency plan to be implemented at all of the Company's sites. Readiness plans are being established to ensure internal resources are in place from the second half of December 1999 through the end of January 2000.

Based upon findings to date, the Company's total external costs (historical plus estimated future costs) are currently estimated to be in the range of $11.0 million to $12.0 million, of which approximately $9 million has been incurred and the majority of which has been capitalized appropriately under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". The Company does not separately track internal costs for Year 2000 compliance, which are primarily for payroll and related costs of information systems personnel. The Company does not now anticipate that the total estimated cost of being in compliance with Year 2000 will materially exceed the estimate.

The Company is assessing the plans and progress of key suppliers and customers in addressing the Year 2000 problem. To the extent that these key suppliers and customers are impacted by their failure to address the Year 2000 problem, such disruption could have a direct impact on the Company. The Company is exploring a variety of contingency plans to minimize the impact of third-party failures on the Company. This plan will focus on availability of raw materials, energy and other resources critical to maintaining operations.

The Company's expectations outlined above with respect to the Year 2000 are subject to uncertainties and are forward-looking statements that express the Company's current expectations or forecasts of future events. The Company believes that it has identified the Year 2000 issues that affect its global computer operations. However, if the Company is unsuccessful in identifying or solving all Year 2000 issues in its critical operations, or if the Company is materially and adversely affected by the inability of its key suppliers and customers to identify and solve their Year 2000 issues, the Company's results of operations or financial condition could be materially impacted.

Furthermore, the total costs that the Company will incur with respect to Year 2000 issues will be influenced by the Company's ability to successfully identify and solve Year 2000 issues, the extent and complexity of programming required to fix affected programs, the related labor and consulting costs the Company will incur and the ability of third parties with whom the Company has business relationships to successfully identify and solve their own Year 2000 issues. These and other unforeseen factors could have a material adverse effect on the Company's results of operations or financial condition.

IMPACT OF THE EURO CONVERSION

On January 1, 1999, 11 of 15 member countries of the European Economic and Monetary Union (the "EMU") established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the European Union's common currency, the euro. As of that date, the euro traded on currency exchanges and may be used in business transactions. The legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and at least January 1, 2002 (but not later than July 1, 2002). Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation by July 2002.

The Company has implemented a plan that enables each of its businesses to effectively process the necessary transactions in both euro and local currencies during this transition period. The plan includes, among other things, the need to adapt computer and financial systems to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the Company does not anticipate system conversion costs to be material. Since the euro conversion may affect cross-border competition by creating cross-border price transparency, the Company will be assessing its pricing strategies to ensure it remains competitive in a broader European market.

Continuing analysis and development efforts by project teams among the Company's business units will help ensure that the implementation of the Company's plans meets the timetable and regulations established by the EMU.

The Company's exposure to changes in foreign exchange rates may be reduced as a result of the euro conversion. Conversely, changes in the value of the euro/U.S. dollar exchange rate may have a greater impact because there will be less diversity in the Company's exposure to foreign currencies. Based on information currently available and our current assessment, the Company does not anticipate that the conversion to the euro will have a material effect on its results of operations or financial condition.

OTHER DEVELOPMENTS

ORGANIZATIONAL ANNOUNCEMENTS

On April 27, 1999, the Company announced a series of promotions among its senior management team, including adding the position of Chairman to the responsibilities of Hector R. Ortino, President and Chief Executive Officer. In addition, the executives in charge of three of Ferro's operating groups have been promoted to Senior Vice President. They are R. Jay Finch, Specialty Plastics; J. Larry Jameson, Industrial Coatings; and Kent H. Lee, Jr., Specialty Chemicals. James
F. Fisher, who heads the Ceramics and Colorants Group, is already a Senior Vice President.

On April 29, 1999, the Company announced that Robert A. Rieger was appointed Vice President of Ceramics, Colorants and Electronic Materials. In this position, he will be responsible for their global businesses, which include tile and ceramics, color and glass specialties and electronic materials. Mr. Rieger will report to James F. Fisher, Senior Vice President, Ceramics and Colorants for Ferro.

APC ACQUISITION

On March 10, 1999, the Company announced the acquisition of Advanced Polymer Compounding Co. (APC), a supplier of high performance thermoplastic elastomers
(TPEs) and engineering plastic compounds.

APC, headquartered in Carpentersville, Illinois, had sales of more than $20 million in 1998. APC's TPE products are sold under the trade name "Alcryn," a patent-protected line of high performance TPEs developed by Dupont and purchased by APC in 1997. Alcryn serves market segments such as automotive, architectural, appliances, tools, lawn and garden and electrical. The smaller part of APC's business, engineered compounds, focuses on providing resin suppliers and converters with process development and production of specialty compounds for a service fee.

The acquisition was accounted for using the purchase method of accounting and results of APC were incorporated as part of Ferro Corporation's consolidated financial statements from the date of closing which was March 9, 1999. The results of this operation are not material to Ferro.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first three months of 1999 that effect the disclosures presented in the Company's Annual Report to Shareholders for the year ended December 31, 1998, which disclosure is incorporated here by reference.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         In 1994, the Company's Keil Chemical Division (Keil) settled an enforcement proceeding brought by the Indiana Department of Environmental Management (IDEM) concerning air emissions from Keil's Pyro-Chek(R) process. The settlement was in the form of an Agreed Order with IDEM. The Agreed Order confirmed the Company's plans to install additional controls and imposed certain aggregate limitations on air emissions from the Pyro-Chek(R) production process while the Company applied for and obtained a construction and operating permit for the existing air source. The control equipment was installed, but the Company has had a continuing disagreement with the agency over whether it has been in compliance with the Agreed Order, including which methods should be used to demonstrate compliance. In November 1998, IDEM filed suit in Indiana state court seeking to shut down operation of the Pyro-Chek(R) process. At a hearing held on December 4, 1998, the court denied IDEM's request for a preliminary injunction, and later dismissed the claim for a permanent injunction on grounds that the dispute arising out of the Agreed Order should be addressed before the Indiana Office of Environmental Adjudication. The day before this hearing, IDEM denied Keil's application for a permit for air emissions for the Pyro-Chek(R) process. The Company appealed IDEM's denial of Keil's permit application to the Indiana Office of Environmental Adjudication.

A hearing date has been scheduled before the Indiana Office of Environmental Adjudication in September 1999. The Company is actively pursuing settlement negotiations with IDEM and the local environmental agency, the Hammond Department of Environmental Protection (HDEM), to resolve disagreements over methods of demonstrating compliance with the Agreed Order, and to complete issuance of the requested construction and operating permits.

Until recently, the United States Environmental Protection Agency (USEPA) had given the enforcement lead to IDEM. Following requests for information from the Company, some of which are ongoing, USEPA served the Company with a notice of violation (NOV) on May 5, 1999 alleging that the Company violated various pre-construction review requirements in building and modifying the Pyro-Chek(R) process between 1980 and 1991, and has been operating without necessary permits. The allegations in the NOV are essentially the same as those made by USEPA in 1993 when USEPA, IDEM and HDEM pursued enforcement against the Company, resulting in settlements with IDEM and HDEM in the Agreed Order. The Company has accepted USEPA's invitation to discuss the NOV, although a date has not yet been set for that meeting. The Company intends to vigorously contest the allegations in the NOV.

With respect to the claims of IDEM, HDEM and USEPA, the Company cannot determine at this time whether any potential liability exists, and if it does, what that liability might be. If either the USEPA or the State of Indiana were to prevail on all of their claims, it could have a material adverse effect on the operating results and financial condition of the Company.

At the prompting of several residents near Hammond, Indiana, U.S. Congressional Representative Visclosky, has requested the U.S. Department of Health's Agency for Toxic Substances and Disease Registry ("ATSDR") conduct a health assessment of the Hammond area. ATSDR has asked the Indiana Department of Health to investigate whether there is a possible "cluster" of pediatric cancers of the central nervous system found in the Hammond area. ATSDR will also assess whether operations of the Company's Hammond facility pose an unreasonable risk to health or the environment. The Company has had an initial meeting with representatives of ATSDR, and intends to cooperate with all reasonable requests in connection with the evaluation.

ITEM 2   - CHANGE IN SECURITIES.

         No change.

ITEM 3   - DEFAULT UPON SENIOR SECURITIES.

          No change.

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders held on April 23, 1999, there were a total of 30,767,917.674 shareholders voting either in person or by proxy. The shareholders:

         A) Elected three directors to the Ferro Corporation Board of Directors, Sandra Harden Austin, Rex A. Sebastian and Dennis W. Sullivan to serve on the Board until the meeting in the year 2002.

               The results of the voting for directors were as follows:

                                            Number Of Votes
                                            ---------------
               Sandra Harden Austin         30,515,145.515
               Rex A. Sebastian             30,493,870.137
               Dennis W. Sullivan           30,524,823.137

               The terms of office for Glenn R. Brown, Michael H. Bulkin, William E. Butler, John C. Morley, Hector R. Ortino and William J. Sharp continued after the meeting.

               Director Albert C. Bersticker retired as Chairman of the Board of the Company on this date but will continue to serve as a director until the expiration of his term.

         B) Approved a proposal to adopt an amendment to the 1997 Ferro Performance Share Plan. The holders of 28,834,507.601 shares voted in favor of the proposal. The holders of 1,649,660.245 shares voted against the proposal. The holders of 282,748.828 shares abstained from voting on the issue.

         C) Approved a proposal to ratify the designation of KPMG LLP as independent auditors of the books and accounts of the Company for the current year ending December 31, 1999. The holders of 30,525,082.848 shares voted in favor of the proposal. The holders of 156,544.407 shares voted against the proposal. The holders of 86,290.419 shares abstained from voting on the issue.

ITEM 5   - OTHER INFORMATION.

          None.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FERRO CORPORATION
                                      (Registrant)


Date: May 14, 1999


                                      /s/ Hector R. Ortino
                                      ----------------------
                                      Hector R. Ortino
                                      Chairman, President and
                                      Chief Executive Officer






Date: May 14, 1999


                                      /s/ Gary H. Ritondaro
                                      ----------------------
                                      Gary H. Ritondaro
                                      Vice President and Chief Financial Officer

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

         (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994 (Reference is made to Exhibit 3 (b) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which
                  Exhibit is incorporated here by reference.)

         (c) Certificate of Amendment to the Eleventh Amended Articles of incorporation of Ferro Corporation filed June 23, 1998 (Reference is made to Exhibit 3 (c) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which
                  Exhibit is incorporated here by reference.)

         (d)      Amended Code of Regulations (Reference is made to Exhibit 3
                  (d) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1998, which Exhibit is incorporated here by reference.)

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

*(11)   Statement Regarding Computation of Earnings per Share.

*(12)   Ratio of Earnings to Fixed Charges.

*(27)   Financial Data Schedule for the Quarter Ended March 31, 1999

*(99)         The Condensed Consolidated Balance Sheets as of March 31,
              1999 (Unaudited) and December 31, 1998 and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31 1999 and 1998 (Unaudited) of Ferro Corporation and Subsidiaries and Quarterly Segment Data for the quarter ended March 31, 1999 and the year ended December 31, 1998.