Form 10-Q
period 1999-06-30
FERRO CORP
filed 1999-08-16
CIK 35214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                          ----------------------------

                                   FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period from __To

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

                          ----------------------------

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

At July 31, 1999, there were 35,388,385 shares of Ferro common stock, par value $1.00, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FERRO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended                       Six Months Ended
                                                             June 30                                 June 30
                                                 (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
(Dollars in Thousands, Except Per Share Data)         1999                1998                1999                 1998
------------------------------------------------------------------------------------  ---------------------------------------

Segment Sales
      Coatings, Colors, and Ceramics                   $195,987            $208,490            $395,181             $407,821
      Chemicals                                          74,742              77,600             146,215              157,183
      Plastics                                           66,306              61,914             127,120              122,763
                                              ------------------  ------------------  ------------------   ------------------
Total Net Sales                                        $337,035            $348,004            $668,516             $687,767

Cost of Sales                                           240,576             255,453             479,841              505,075
Selling, Administrative and General Expenses             61,020              59,086             120,764              118,461
Other Charges (Credits):
  Interest Expense                                        4,037               3,833               7,955                6,939
  Net Foreign Currency Gain                                (241)               (439)               (410)              (1,119)
  Other Expense - Net                                     1,214                 947               2,572                1,970
                                              ------------------  ------------------  ------------------   ------------------
      Income Before Taxes                                30,429              29,124              57,794               56,441
Income Tax Expense                                       11,255              10,722              21,519               20,984
                                              ------------------  ------------------  ------------------   ------------------

Net Income                                               19,174              18,402              36,275               35,457

Dividend on Preferred Stock, Net of Tax                     939                 948               1,891                1,892
                                              ------------------  ------------------  ------------------   ------------------

Net Income Available to Common Shareholders             $18,235             $17,454             $34,384              $33,565
                                              ==================  ==================  ==================   ==================

Per Common Share Data:
      Basic Earnings                                      $0.52               $0.47               $0.98                $0.90
      Diluted Earnings                                    $0.48               $0.44               $0.91                $0.83

Shares Outstanding:
      Average Outstanding                            35,232,350          36,955,301          35,121,772           37,171,745
      Average Diluted                                39,205,285          41,186,318          38,912,375           41,489,182
      Actual End of Period                           35,387,053          36,596,683          35,387,053           36,596,683

-----------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                          (Dollars in Thousands)
                                                                                      (Unaudited)              (Audited)
ASSETS                                                                                   1999                    1998
------                                                                            ----------------        ----------------

Current Assets:
     Cash and Cash Equivalents                                                             $9,005                 $12,185
     Net Receivables                                                                      259,367                 249,771
     Inventories                                                                          136,897                 140,970
     Other Current Assets                                                                  53,750                  53,967
                                                                                  ----------------        ----------------

        Total Current Assets                                                             $459,019                $456,893

Unamortized Excess of Cost Over Net Assets Acquired                                        67,952                  50,617
Other Assets                                                                               61,124                  67,603
Net Plant & Equipment                                                                     297,795                 274,052
                                                                                  ----------------        ----------------
                                                                                         $885,890                $849,165
                                                                                  ================        ================


LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current Liabilities:
     Notes and Loans Payable                                                              $55,225                 $30,987
     Accounts Payable, Trade                                                              128,499                 105,932
     Income Taxes                                                                          12,632                   4,006
     Accrued Payrolls                                                                      20,661                  19,762
     Accrued Expenses and Other Current Liabilities                                       110,410                 121,869
                                                                                  ----------------        ----------------

        Total Current Liabilities                                                        $327,427                $282,556

Long - Term Debt                                                                          157,722                 156,283
ESOP Loan Guarantee                                                                             -                   4,067
Postretirement Liabilities                                                                 45,703                  45,426
Other Liabilities                                                                          73,519                  77,572
Shareholders' Equity                                                                      281,519                 283,261
                                                                                  ----------------        ----------------
                                                                                         $885,890                $849,165
                                                                                  ================        ================


See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO  CORPORATION  AND  SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                (Unaudited)            (Unaudited)
(Dollars in Thousands)                                                            1999                        1998
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided from Operating Activities                                         $73,187                $28,511

Cash Flow from Investing Activities:
     Capital Expenditures for Plant and Equipment                                   (48,233)               (23,799)
     Acquisition of Companies,  net of cash acquired                                (37,443)                    --
     Other Investing Activities                                                         (62)                (1,524)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used for Investing Activities                                              (85,738)               (25,323)

Cash Flow from Financing Activities:
     Net Borrowings Under-Short-Term Credit Facility                                 24,239                  2,122
     Proceeds from Issuance of Long-Term Debt                                         1,944                 54,270
     Purchase of Treasury Stock                                                      (9,850)               (30,696)
     Cash Dividend Paid                                                             (11,394)               (11,001)
     Other Financing Activities                                                       4,612                  2,739
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                             9,551                 17,434
Effect of Exchange Rate Changes on Cash                                                (180)                  (943)
-------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                     (3,180)                19,679
Cash and Cash Equivalents at Beginning of Period                                     12,185                 16,337
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $9,005                $36,016
-------------------------------------------------------------------------------------------------------------------
Cash Paid During the Period for:
     Interest, net of amounts capitalized                                            $3,682                 $5,894
     Income Taxes                                                                   $11,212                $20,856
-------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The information furnished herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. The results of the three and six months ended June 30, 1999 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.   Comprehensive Income

     Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $12.1 million and $22.9 million for the three months ended June 30, 1999 and 1998, respectively and $10.1 million and $35.6 million for the six months ended June 30, 1999 and 1998, respectively. Accumulated other comprehensive income (loss) at June 30, 1999 and December 31, 1998 was ($71.1) million and ($44.9) million, respectively.

3.   Contingent Liabilities

     The Company is party to judicial and administrative proceedings relating to emissions from its plant in Hammond, Indiana. In these proceedings, the State of Indiana and the United States Environmental Protection Agency (U.S. EPA) are seeking to impose fines and possibly to alter or terminate the Company's right to produce Pyro-Chek(R) at the Hammond plant (see the description in Part II Item 1). The Company is vigorously contesting these claims and evaluating alternatives for mitigating the impact should the Company not prevail. If the State of Indiana or U.S. EPA were to prevail on all of their claims, it could have a material adverse effect on the Company.

     At the prompting of several residents near Hammond, Indiana, U.S. Congressional Representative Visclosky has requested the U. S. Department of Health's Agency for Toxic Substances and Disease Registry (ATSDR) to investigate a possible "cluster" of pediatric cancers of the central nervous system found in the Hammond area and to assess whether operations of the Company's Hammond facility pose an unreasonable risk to health or the environment. The Company has had an initial meeting with representatives of the ATSDR, and intends to cooperate with all reasonable requests in connection with the evaluations.

     There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

4.   Reporting for Segments

     The Company's reportable segments are Coatings, Chemicals and Plastics. Coatings products include ceramic glaze coatings, inorganic color, powder and porcelain enamel coatings and electronic materials. Chemicals consists of polymer additives, petroleum additives, flame retardants, and performance and fine chemicals. The Plastics segment derives its revenues mostly from plastic colorants and filled and reinforced plastics. The Company measures segment profit for internal reporting purposes as net operating profit before interest and tax. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

     Sales to external customers are presented in the following chart. Intersegment sales are not material.

                           Three Months Ended      Six Months Ended
                                  June 30              June 30
(Dollars in Thousands)  (Unaudited) (Unaudited) (Unaudited) (Unaudited)

NET SALES                    1999       1998       1999       1998
---------                    ----       ----       ----       ----
Coatings                   $195,987   $208,490   $395,181   $407,821
Chemicals                    74,742     77,600    146,215    157,183
Plastics                     66,306     61,914    127,120    122,763
--------------------------------------------------------------------
   Total                   $337,035   $348,004   $668,516   $687,767
--------------------------------------------------------------------

Income and reconciliation to income before taxes follows:

                               Three Months Ended        Six Months Ended
                                   June 30                   June 30
(Dollars in Thousands)    (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

SEGMENT INCOME                1999         1998         1999         1998
--------------                ----         ----         ----         ----
   Coatings                $  22,764    $  22,425    $  46,310    $  43,041
   Chemicals                   8,628        9,166       17,066       18,212
   Plastics                    7,846        6,118       13,873       11,274
---------------------------------------------------------------------------
   Total                   $  39,238    $  37,709    $  77,249    $  72,527
---------------------------------------------------------------------------

Unallocated Expenses           3,799        4,244        9,338        8,296
Interest Expense               4,037        3,833        7,955        6,939
Foreign Currency Gain           (241)        (439)        (410)      (1,119)
Other Expense - Net            1,214          947        2,572        1,970
---------------------------------------------------------------------------
   Income Before Taxes        30,429       29,124       57,794       56,441
===========================================================================

Unallocated expenses consist primarily of corporate costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of the Three Months Ended June 30, 1999 and 1998.
------------------------------------------------------------

Second quarter 1999 net sales of $337.0 million were 3.2% less than the $348.0 million of the comparable 1998 period. Sales declined 6.0% in the Coatings segment and 3.7% in the Chemicals segment. Plastics' sales increased 7.1%.

The decline in sales was attributable to lower selling prices in many of the Company's businesses in correlation with lower raw material prices. Currency translation also contributed to lower sales, as currencies in Europe and Latin America were weaker than the second quarter of 1998. Sales volumes increased slightly and acquisitions added $6.2 million to sales in the quarter.

Gross margin grew to 28.6% of sales as compared to 26.6% for the comparable 1998 period. The improvement in margins was driven by lower raw material costs, a shift in the mix of products sold towards higher margin products and improved manufacturing efficiencies.

Selling, administrative and general expenses increased by 3.3% compared to the same quarter in 1998, primarily as a result of acquisitions made within the past year.

Net income for the quarter climbed to $19.2 million, a quarterly earnings record, compared to $18.4 million for the second quarter of 1998. Earnings of $0.48 (diluted) per share, increased 9.1% compared to the $0.44 earned in the 1998 second quarter, constituting an all-time quarterly record.

COATINGS
Second quarter sales for the Coatings segment fell 6.0% to $196.0 million compared to the 1998 second quarter sales of $208.5 million. Negative currency translation, lower selling prices and softness in the European and Latin American economies, all played a role in the decline. The Coatings segment has the most international sales of any segment within the Company. Therefore, weaker foreign currencies had a major impact in reducing the dollar value of sales. In addition, selling prices declined in correlation with a drop in prices for key raw materials in certain businesses. Segment income increased slightly to $22.8 million from $22.4 million recorded in the 1998 second quarter, driven by strong gross margin improvement. Lower raw material prices and increased sales of higher margin products, including several new product introductions in the ceramic tile business, offset the impact of the sales decline on profits.

CHEMICALS
Chemicals' sales were $74.7 million, down 3.7% from sales of $77.6 million in the second quarter of 1998. The primary reason for the decline was continued weakness in the petroleum additives market that has negatively impacted results since the second quarter of 1998. Segment income declined 5.9% to $8.6 million compared to $9.2 million in the second quarter of 1998. Segment income closely tracked the drop in sales, as strong performance by the polymer additives business unit was not enough to offset the weakness in petroleum additives.

PLASTICS
The Plastics segment recorded sales of $66.3 million, an increase of 7.1% over second quarter 1998 sales of $61.9 million. Sales improvement included a strong contribution from the Advanced Polymer Compounding (APC) acquisition, which was completed in March 1999, and increased volumes in the Company's existing Plastics businesses. Segment income rose 28.2% to $7.8 million, a quarterly record for the segment, compared to $6.1 million in the second quarter of 1998. The increase in segment income was attributable to profit contribution from APC, a higher volume of value-added products, such as glass-filled polypropylene compounds, continued productivity improvements and lower raw material costs. The ongoing industry trend to replace more costly materials with the products of the filled and reinforced plastics business unit is driving sales growth for this segment.

GEOGRAPHIC SALES

Sales in the United States were $187.2 million for the three months ended June 30, 1999 compared to $189.1 million for the three months ended June 30, 1998. International sales were $149.8 million for the three months ended June 30, 1999, compared to $158.9 million in the three months ended June 30, 1998. The decline in international sales is primarily due to negative foreign currency translation, lower prices influenced by declining raw material prices and weakness in the economies of Europe and Latin America.

Comparison of the Six Months Ended June 30, 1999 and 1998.
----------------------------------------------------------

For the six months ended June 30, 1999 net sales of $668.5 million were 2.8% less than the $687.8 million of the comparable 1998 period. Sales declined 3.1% in the Coatings segment and 7.0% in the Chemicals segment. Plastics' sales increased 3.5%.

The decline in sales was attributable to lower selling prices in many of the Company's businesses, affected by lower costs for raw materials. The strengthening of the United States dollar against foreign currencies also contributed to lower sales, in particular, currencies in Europe and Latin America were substantially weaker than the 1998 period. Divestitures also had some impact in reducing sales. Partially offsetting those factors were a slight increase in sales volumes and the addition of $11.0 million to sales through acquisitions in the 1999 period.

Gross margin as a percent of sales was 28.2% as compared to 26.6% for the comparable 1998 period. This improvement was driven by lower raw material costs, a shift in the mix of products sold toward higher margin products and improved manufacturing efficiencies that have resulted from continuous productivity improvement initiatives throughout the Company.

Selling, administrative and general expenses increased by 1.9% versus the first half of 1998 due to acquisitions made within the past year.

Interest expense increased to $8.0 million compared to $6.9 million in the first half of 1998. The increase in interest expense is primarily attributable to a higher level of short-term domestic borrowing associated with the acquisition of APC.

Net income for the six months ended June 30, 1999 reached $36.3 million, up 2.3% from the $35.5 million recorded in the first half of 1998. Earnings rose to $0.91 (diluted) per share, up 9.6% from the $0.83 for the 1998 first half.

COATINGS
For the first six months of 1999, sales in the Coatings segment fell 3.1% to $395.2 million compared to sales of $407.8 million in the 1998 period. Lower selling prices and negative foreign currency translation both had a negative impact on sales. Selling prices declined in correlation with a drop in prices for key raw materials in certain businesses. Segment income increased 7.6% to $46.3 million from $43.0 million recorded in the first six months of 1998. Lower raw material prices, increased sales of higher margin products and continuing manufacturing efficiencies all played a role in offsetting the impact of the sales decline on profits.

CHEMICALS
Chemicals' sales were $146.2 million down 7.0 % from sales of $157.2 million for the six months ended June 30, 1998. The primary reasons for the decline include continued weakness in the petroleum additives market that has impacted results since the second quarter of 1998 and reduced selling prices in correlation with declines in key raw material costs. Segment income declined 6.3% to $17.1 million compared to $18.2 million in the first half of 1998. The decline in segment income was driven by reduced sales as margins held fairly stable.

PLASTICS
The Plastics segment recorded sales of $127.1 million, an increase of 3.5% compared to sales of $122.8 million for the six months ended June 30, 1999. Sales improvement was most notable in the second quarter and included a strong contribution from the APC acquisition, which was completed in March 1999. The segment experienced increased volumes in the Company's existing Plastics businesses, which were offset by price declines in correlation with lower raw material costs. Segment income, increased by 23.1% to $13.9 million compared to segment income of $11.3 million for the same period in 1998. The segment income improvement was attributable to the profit contribution from APC, a higher volume of value-added products, continued productivity improvements and lower raw material costs.

GEOGRAPHIC SALES

Sales in the United States were $369.5 million for the six months ended June 30, 1999 compared to $379.7 million for the six months ended June 30, 1998. United States sales were primarily impacted by lower selling prices, which correlated with a decline in raw material prices, and divestitures. International sales were $299.0 million for the six months ended June 30, 1999, compared to $308.1 million in the six months ended June 30, 1998. Lower selling prices driven by lower raw material costs were the primary reason for the decline. Additionally, foreign currency translation and divestitures had a negative impact on sales.

Liquidity and Capital Resources
-------------------------------

Net cash provided from operating activities for the six months ended
June 30, 1999, was $73.2 million compared to the $28.5 million recorded in the first half of 1998. The improvement in operating cash flows in 1999 is primarily due to a net working capital reduction in the first half of 1999 compared to a net working capital increase in the 1998 period. The increase in net cash used for investing activities, for the first half of 1999, is associated with a higher level of capital expenditures for plant and equipment and acquisitions. The change in net cash from financing activities is driven by changes in both short- and long-term borrowings and a lower level of cash used to repurchase common stock.

The Company's liquidity requirements include capital investments, working capital requirements, acquisitions, and to a lesser extent, interest expense. The Company expects to be able to meet its working capital requirements and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. The Company had borrowed $35.0 million under this facility as of June 30, 1999. The Company is actively pursuing its acquisition strategy and may, from time to time, use its existing revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions. The Company also has $245.0 million of availability under a universal shelf registration pursuant to which various types of public securities may be issued.

Environmental
-------------

The Company is party to judicial and administrative proceedings relating to emissions from its plant in Hammond, Indiana. In these proceedings, the State of Indiana and the United States Environmental Protection Agency (U.S. EPA) are seeking to impose fines and possibly to alter or terminate the Company's right to produce Pyro-Chek(R) at the Hammond plant. See the description in Part II
Item 1. The Company is vigorously contesting these claims and evaluating alternatives for mitigating the impact should the Company not prevail. If the State of Indiana or U.S. EPA were to prevail on all of their claims, it could have a material adverse effect on the Company.

At the prompting of several residents near Hammond, Indiana, U.S. Congressional Representative Visclosky has requested the U. S. Department of Health's Agency for Toxic Substances and Disease Registry (ATSDR) to investigate a possible "cluster" of pediatric cancers of the central nervous system found in the Hammond area and to assess whether operations of the Company's Hammond facility pose an unreasonable risk to health or the environment. The Company has had an initial meeting with representatives of the ATSDR, and intends to cooperate with all reasonable requests in connection with the evaluations.

Forward-Looking Statements
--------------------------

Certain statements contained in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: changes in customer requirements, markets or industries served; changing economic conditions, particularly in Europe, Asia-Pacific, Latin America and the United States; foreign exchange rates, especially in

Europe, Latin America and Asia-Pacific; changes in the prices of major raw materials; significant technological or competitive developments; the Company's conversion to a single European currency, the euro; disruption of operations associated with certain computer-based systems that rely on date routines in connection with the year 2000; and the impact of environmental proceedings discussed herein under the heading "Environmental" in Management's Discussion and Analysis.

Year 2000 Readiness Disclosure
------------------------------

Historically, many computer software programs were written to refer to years only in terms of their final two digits. Such programs may mis-interpret the year 2000 data to mean the year 1900. The Company is aware of the implications and issues associated with this problem and could be faced with disruption of operations and a corresponding impact on the Company's results of operations if the Year 2000 issues are not resolved in a timely manner.

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

The Company is using multiple strategies to address the Year 2000 issues. New software is being purchased and installed, current software is being rewritten, and hardware that is non-Year 2000 compliant is being replaced. The Company has contracted with a third-party consultant with special expertise in this area to assist the Company in its Year 2000 compliance program

The Company has completed the conversion or replacement of its major business, financial, and operating systems that were not Year 2000 compliant. Preliminary testing has been accomplished but on-going evaluation and testing of critical systems will be performed throughout the year. In addition, the Company is in the process of developing contingency plans in the event that these corrective actions are not implemented in a timely manner as expected. The Company has established watch teams to develop and coordinate contingency plans to be implemented at Company sites. Readiness plans are being established to ensure internal resources are in place from the second half of December 1999 through the end of January 2000.

Based upon findings to date, the Company's total external costs (historical plus estimated future costs) are currently estimated to be in the range of $11.0 million to $12.0 million, of which approximately $9.4 million has been incurred and the majority of which has been capitalized in accordance with Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The Company does not separately track internal costs for Year 2000 compliance, which are primarily for payroll and related costs of information systems personnel.

The Company is assessing the plans and progress of key suppliers and customers in addressing the Year 2000 problem. To the extent that these key suppliers and customers are impacted by their failure to address the Year 2000 problem, such disruption could have a direct impact on the Company. The Company is exploring a variety of contingency plans to minimize the impact to the Company of third-party failures. These plans will focus on availability of raw materials, energy and other resources critical to maintaining operations.

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


OTHER DEVELOPMENTS

Organizational Announcements
----------------------------

On June 21, 1999, the Company announced that Bret W. Wise had been named Senior Vice President and Chief Financial Officer. Mr. Wise is responsible for overall financial management, which includes accounting, treasury, tax, budgeting and investor relations, and will be heavily involved in acquisition activity and the strategic planning process. He will report directly to Hector R. Ortino, Chairman and Chief Executive Officer of the Company.


TAM Acquisition
---------------

On July 30, 1999, the Company completed the acquisition of TAM Ceramics Incorporated, headquartered in Niagara Falls, New York. TAM is a supplier of dielectric powders for the electronics industry and zircon-based ceramic powders for a variety of uses.

TAM is a leading worldwide manufacturer of dielectric powders for Multi-Layer Ceramic Capacitors (MLCCs). Other TAM products include specialty ceramic powders for the refractory, investment casting and automotive industries.

TAM will become part of Ferro Electronic Materials, a major business unit within Ferro's Coatings group. Ferro Electronic Materials products include systems of thick film pastes and complementary materials for the worldwide hybrid microelectronics, electronic packaging and electronic components industries. Ferro also produces materials for passive electronic components and surface polishing compounds. In addition, the Company produces passivation and sealing glasses for electronic circuitry and other applications.

TAM's manufacturing facility is in Niagara Falls, New York, where its research and administrative facilities are also located. TAM has technical service laboratories in Sun Valley, California, a warehouse in Pt. Weller, Ontario, Canada, and a sales office in Tokyo, Japan.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first six months of 1999 that effect the disclosures presented in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998, which disclosure is incorporated here by reference.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

In November 1998, IDEM filed suit in Indiana state court seeking to shut down operation of the Pyro-Chek(R) process. At a hearing held on December 4, 1998, the court denied IDEM's request for a preliminary injunction, and later dismissed the claim for a permanent injunction on grounds that the dispute arising out of the Agreed Order should be addressed before the Indiana Office of Environmental Adjudication. The day before this hearing, IDEM denied Keil's application for a permit for air emissions for the Pyro-Chek(R) process. The Company appealed IDEM's denial of Keil's permit application to the Indiana Office of Environmental Adjudication. A hearing date before the Indiana Office of Environmental Adjudication is expected to be scheduled early in the year 2000.

The Company is actively pursuing settlement negotiations with IDEM and the local environmental agency, the Hammond Department of Environmental Protection (HDEM), to resolve disagreements over methods of demonstrating compliance with the Agreed Order, and to complete issuance of the requested construction and operating permits.

Until recently, the United States Environmental Protection Agency (U.S. EPA) had given the enforcement lead to IDEM. Following requests for information from the Company, some of which are ongoing, the U.S. EPA served the Company with a Notice of Violation (NOV) on May 5, 1999, alleging that the Company violated various pre-construction review requirements in building and modifying the Pyro-Chek(R) process between 1980 and 1991, and has been operating without necessary permits. The allegations in the NOV are essentially the same as those made by U.S. EPA in 1993 when U.S. EPA, IDEM and HDEM pursued enforcement against the Company, resulting in settlements with IDEM and HDEM in the Agreed Order. The Company is continuing discussions with U.S. EPA regarding the NOV. The Company intends to vigorously contest the allegations in the NOV.

With respect to the claims of IDEM, HDEM and U.S. EPA, the Company cannot determine at this time whether any potential liability exists, and if it does, what that liability might be. If either the U.S. EPA or the State of Indiana were to prevail on all of their claims, it could have a material adverse effect on the operating results and financial condition of the Company.

ITEM 2 - CHANGE IN SECURITIES.

        No change.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES.

         No change.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5 - OTHER INFORMATION.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

        (b) The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FERRO CORPORATION
                                (Registrant)




Date: August 16, 1999
                               /s/ Hector R. Ortino
                               --------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer






Date: August 16, 1999


                               /s/ Bret W. Wise
                               ----------------
                               Bret W. Wise
                               Senior Vice President and Chief Financial Officer

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

*(27)   Financial Data Schedule for the Quarter Ended June 30, 1999