Form 10-Q
period 1999-09-30
FERRO CORP
filed 1999-11-15
CIK 35214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ________ To ________

                          Commission File Number 1-584

                               ------------------

                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)
An Ohio Corporation  1000 LAKESIDE AVENUE CLEVELAND, OH 44114 IRS No. 34-0217820
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 216/641-8580

                               ------------------


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

At October 31, 1999, there were 35,227,624 shares of Ferro common stock, par value $1.00, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FERRO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
(Dollars in Thousands)                              1999            1998            1999             1998
--------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Segment Sales
      Coatings                                   $   201,680     $   201,633     $   596,861      $   609,454
      Chemicals                                       72,422          73,569         218,637          230,752
      Plastics                                        63,933          59,187         191,053          181,949
                                                 -----------     -----------     -----------      -----------
Total Net Sales                                  $   338,035     $   334,389     $ 1,006,551      $ 1,022,155

Cost of Sales                                        244,706         244,423         724,547          749,498
Selling, General and Administrative Expenses          59,800          57,700         180,564          176,161
Other Charges (Credits):
  Interest Expense                                     4,563           4,094          12,518           11,033
  Net Foreign Currency (Gain)/Loss                       334             205             (76)            (914)
  Other Expense - Net                                    114           1,158           2,686            3,127
                                                 -----------     -----------     -----------      -----------
      Income Before Taxes                             28,518          26,809          86,312           83,249
Income Tax Expense                                    10,452          10,046          31,971           31,030
                                                 -----------     -----------     -----------      -----------

Net Income                                            18,066          16,763          54,341           52,219

Dividend on Preferred Stock, Net of Tax                  950             948           2,841            2,840
                                                 -----------     -----------     -----------      -----------

Net Income Available to Common Shareholders      $    17,116     $    15,815     $    51,500      $    49,379
                                                 ===========     ===========     ===========      ===========

Per Common Share Data:
      Basic Earnings                             $      0.48     $      0.44     $      1.46      $      1.34
      Diluted Earnings                           $      0.45     $      0.41     $      1.37      $      1.25

Shares Outstanding:
      Average Outstanding                         35,367,865      35,921,884      35,203,803       36,755,125
      Average Diluted                             39,010,532      39,579,497      38,945,094       40,852,272
      Actual End of Period                        35,352,524      35,587,549      35,352,524       35,587,549

--------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                     September 30,    December 31,
ASSETS                                                    1999            1998
------                                               -------------    ------------
                                                       (Unaudited)      (Audited)
Current Assets:
     Cash and Cash Equivalents                          $ 11,957        $ 12,185
     Net Receivables                                     266,109         249,771
     Inventories                                         153,020         140,970
     Other Current Assets                                 51,881          53,967
                                                        --------        --------

        Total Current Assets                            $482,967        $456,893

Net Plant & Equipment                                    329,997         274,052
Excess of Cost Over Net Assets Acquired                   93,922          50,617
Other Assets                                              67,108          67,603
                                                        --------        --------
                                                        $973,994        $849,165
                                                        ========        ========


LIABILITIES
-----------

Current Liabilities:
     Notes and Loans Payable                            $ 27,964        $ 30,987
     Accounts Payable, Trade                             120,647         105,932
     Income Taxes                                         16,334           4,006
     Accrued Payrolls                                     23,239          19,762
     Accrued Expenses and Other Current Liabilities      109,120         121,869
                                                        --------        --------

        Total Current Liabilities                       $297,304        $282,556

Long - Term  Debt                                        257,353         156,283
Postretirement Liabilities                                45,894          45,426
Other Liabilities                                         77,922          81,639
Shareholders' Equity                                     295,521         283,261
                                                        --------        --------
                                                        $973,994        $849,165
                                                        ========        ========

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
(Dollars in Thousands)                                   1999           1998
-------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)
Net Cash Provided from Operating Activities           $ 107,382      $ 49,386

Cash Flow from Investing Activities:
     Capital Expenditures for Plant and Equipment       (62,290)      (42,047)
     Acquisitions, net of cash acquired                (117,544)           --
     Other Investing Activities, Net                     (2,100)       (1,942)
-------------------------------------------------------------------------------
Net Cash Used for Investing Activities                 (181,934)      (43,989)

Cash Flow from Financing Activities:
     Net short-term Borrowings (Payments)                (3,022)       10,322
     Net Proceeds from long-term borrowings             117,193        54,283
     Purchase of Treasury Stock                         (13,611)      (54,783)
     Cash Dividend Paid                                 (17,120)      (16,334)
     Other Financing Activities                          (8,995)        2,619
-------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities         74,445        (3,893)
Effect of Exchange Rate Changes on Cash                    (121)        4,550
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents           (228)        6,054
Cash and Cash Equivalents at Beginning of Period         12,185        16,337
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period            $  11,957      $ 22,391
===============================================================================
Cash Paid During the Period for:
     Interest, net of amounts capitalized             $   4,593      $  8,993
     Income Taxes                                     $  16,952      $ 27,364
===============================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.   Basis of Presentation

     The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for fair presentation of the results for the interim periods. The results of the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.   Comprehensive Income

     Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $21.2 million and $25.5 million for the three months ended September 30, 1999 and 1998, respectively, and $31.3 million and $59.3 million for the nine months ended September 30, 1999 and 1998, respectively.

3.   Contingent Liabilities

     The Company is party to administrative proceedings relating to emissions from its plant in Hammond, Indiana. In these proceedings, the United States Environmental Protection Agency (U.S. EPA) is seeking to impose fines and possibly to alter or terminate the Company's right to produce Pyro-Chek(r) at the Hammond plant (see the description in Part II Item 1). The Company is vigorously contesting these claims and evaluating alternatives for mitigating the impact should the Company not prevail. If the U.S. EPA were to prevail on its claims, it could have a material adverse effect on the Company.

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

4.   Segment Reporting

     The Company's reportable segments are Coatings, Chemicals and Plastics. Coatings products include ceramic glaze coatings, inorganic color, powder and porcelain enamel coatings and electronic materials. Chemicals' consists of polymer additives, petroleum additives, flame retardants, and performance and fine chemicals. The Plastics segment derives its revenues mostly from plastic colorants and filled and reinforced plastics. The Company measures segment profit for internal reporting purposes as net operating profit before interest and tax. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

     Sales to external customers are presented below. Intersegment sales are not material.

                           Three Months Ended               Nine Months Ended
                              September 30                    September 30
(Dollars in Thousands) (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
NET SALES                  1999           1998            1999             1998
---------                  ----           ----            ----             ----
Coatings                 $201,680       $201,633       $  596,861       $  609,454
Chemicals                  72,422         73,569          218,637          230,752
Plastics                   63,933         59,187          191,053          181,949
                         --------       --------       ----------       ----------
   Total                 $338,035       $334,389       $1,006,551       $1,022,155
                         --------       --------       ----------       ----------

     Income and reconciliation to income before taxes follows:

                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
(Dollars in Thousands)         (Unaudited)  Unaudited)  (Unaudited)  (Unaudited)

SEGMENT INCOME                     1999        1998        1999         1998
--------------                     ----        ----        ----         ----
        Coatings                 $22,643     $20,756     $ 68,953     $ 63,797
        Chemicals                  7,951       9,943       25,017       28,155
        Plastics                   6,411       6,024       20,284       17,298
                                 -------     -------     --------     --------
        Total                    $37,005     $36,723     $114,254     $109,250
                                 -------     -------     --------     --------

Unallocated Expenses             $ 3,476     $ 4,457     $ 12,814     $ 12,755
Interest Expense                   4,563       4,094       12,518       11,033
Foreign Currency (Gain)/Loss         334         205          (76)        (914)
Other Expense - Net                  114       1,158        2,686        3,127
                                 -------     -------     --------     --------
        Income Before Taxes      $28,518     $26,809     $ 86,312     $ 83,249
                                 =======     =======     ========     ========


Unallocated expenses consist primarily of corporate costs.

5.   Acquisitions and Divestitures

     On July 30, 1999, Ferro Corporation purchased TAM Ceramics Incorporated from Cookson Group, plc of London, England. TAM, now Ferro Electronic Materials, Inc., is a supplier of dielectric powders for the electronics industry and zircon-based ceramic powders for a variety of uses. The acquisition has been accounted for under the purchase method, and accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill which is being amortized on a straight line basis over 20 years.

     During the third quarter of 1999, the Company incurred charges of approximately $2.9 million related to the acquisition of TAM, primarily for costs related to the step-up valuation of inventory acquired.

     Also in the third quarter of 1999, the Company recognized net gains on the sale of former manufacturing facilities of $3.3 million, including the release of $2.8 million of reserves previously established on such assets held for sale or closure.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1999 and 1998.
-----------------------------------------------

Third quarter 1999 net sales of $338.0 million were 1.1% higher than the $334.4 million of the comparable 1998 period. Sales increased fractionally in the Coatings segment and declined 1.6% in the Chemicals segment. Plastics sales increased 8.0%.

Strong volume growth and the contribution of acquisitions made this year added $28.8 million to sales. These improvements were largely offset by lower prices tied to decreases in raw material costs, changes in product mix and the negative effects of foreign currency translation. Third quarter sales also reflected the continued strength of the U.S. market and substantial volume growth in Asia.

Gross margin grew to 27.6% of sales as compared to 26.9% for the comparable 1998 period reflecting improved productivity, better manufacturing facility utilization and lower raw material costs in certain business segments.

Selling, general and administrative expenses increased by 3.6% compared to the same quarter in 1998, primarily as a result of acquisitions made within the past year.

Net income for the quarter climbed 7.8% to $18.1 million, a third quarter record, compared to $16.8 million for the third quarter of 1998. Earnings of $0.45 (diluted) per share, increased 9.8% compared to the $0.41 earned in the 1998 third quarter.

COATINGS
Third quarter sales for the Coatings segment increased slightly to $201.7 million compared to the 1998 third quarter sales of $201.6 million. Strong volume improvement, particularly in Asia, and the TAM acquisition, led to an increase in sales that was largely offset by pricing weakness, due to lower raw material costs, and foreign currency translation. Segment income increased 9.1% to $22.6 million from $20.8 million recorded in the 1998 third quarter, driven by substantial gross margin improvement. Increased sales of higher margin products and lower costs helped profits grow at a faster rate than sales.

CHEMICALS
Chemical segment sales were $72.4 million, down 1.6% from sales of $73.6 million in the third quarter of 1998. The primary reason for the decline was continued weakness in the petroleum additives business and lower selling prices that corresponded to declines in raw material costs. Segment income declined approximately $2.0 million to $8.0 million compared to the third quarter of 1998 as a result of the decline in the petroleum additives business, changes in the mix of products sold and a plan to reduce inventories.

PLASTICS
The Plastics segment recorded sales of $63.9 million, an increase of 8.0% over third quarter 1998 sales of $59.2 million. Increased sales resulted from volume improvement in all businesses and contribution from the March 1999 Advanced Polymer Compounding (APC) acquisition. Segment income rose 6.4% to $6.4 million compared to $6.0 million in the third quarter of 1998. The increase in segment income was attributable to profit contribution from APC and continued productivity improvements on higher production volumes.

GEOGRAPHIC SALES

Sales in the United States were $191.5 million for the three months ended September 30, 1999 compared to $182.1 million for the three months ended September 30, 1998. Higher sales in this region were driven largely by contributions from the APC acquisition (completed March 1999) and the TAM Ceramics acquisition (completed July 30, 1999). International sales were $146.5 million for the three months ended September 30, 1999, compared to $152.3 million in the three months ended September 30, 1998. The decline in international sales is primarily due to negative foreign currency translation, and lower prices influenced by declining raw material costs.

Nine Months Ended September 30, 1999 and 1998.
----------------------------------------------

For the nine months ended September 30, 1999, net sales of $1,006.6 million were 1.5% less than the $1,022.2 million of the comparable 1998 period. Sales declined 2.1% in the Coatings segment and 5.3% in the Chemicals segment. Plastics sales increased 5.0%.

The decline in sales was attributable to lower selling prices in many of the Company's businesses, in correlation with lower costs for raw materials. The strengthening of the United States dollar against foreign currencies also contributed to lower sales; in particular, currencies in Europe and Latin America were substantially weaker than in the 1998 period. Divestitures also had a modest impact in reducing sales. Partially offsetting those factors were a 2.0% increase in sales volumes and the contribution of acquisitions made in the 1999 period.

Gross margin as a percent of sales was 28.0% as compared to 26.7% for the comparable 1998 period. This improvement was driven by lower raw material costs, a shift in the mix of products sold toward higher margin products, improved manufacturing efficiencies and better facility utilization.

Selling, general and administrative expenses increased by 2.5% versus the first nine months of 1998 due primarily to acquisitions made within the past year.

Interest expense increased to $12.5 million compared to $11.0 million in the first nine months of 1998. The increase in interest expense is primarily attributable to funding of the APC and TAM Ceramics acquisitions.

Net income for the nine months ended September 30, 1999 reached $54.3 million, up 4.1% from the $52.2 million recorded in the first nine months of 1998. Earnings rose to $1.37 (diluted) per share, up 9.6% from the $1.25 for the first nine months of 1998.

COATINGS
For the first nine months of 1999, sales in the Coatings segment fell 2.1% to $596.9 million compared to sales of $609.5 million in the 1998 period. Lower selling prices, negative foreign currency translation and divestitures all had a negative impact on sales. Selling prices declined in correlation with a drop in prices for key raw materials in certain businesses. Partially offsetting the decline were volume improvement and the two-month contribution in the third quarter from the TAM Ceramics acquisition. Segment income increased 8.1% to $69.0 million from $63.8 million recorded in the first nine months of 1998. The TAM acquisition, increased sales of higher margin products, continuing manufacturing efficiencies, better capacity utilization and lower raw material costs all played a role in increasing segment income.

CHEMICALS
Chemical sales were $218.6 million, down 5.3% from sales of $230.8 million for the nine months ended September 30, 1998. The primary reasons for the decline include continued weakness in the petroleum additives market that has impacted results throughout the year and reduced selling prices in correlation with declines in key raw material costs. Segment income declined 11.1% to $25.0 million compared to $28.2 million in the first nine months of 1998. The decline in segment income was driven by reduced sales, changes in the mix of products sold and a management plan to reduce inventories in the third quarter.

PLASTICS
The Plastics segment recorded sales of $191.1 million, an increase of 5.0% compared to sales of $181.9 million for the nine months ended September 30, 1998. Sales improvement was most notable in the third quarter and included a strong contribution from the APC acquisition, which was completed in March 1999 and volume growth. These improvements were partially offset by price declines in correlation with lower raw material costs. Segment income increased by

17.3% to $20.3 million compared to segment income of $17.3 million for the same period in 1998. The segment income improvement was attributable to the profit contribution from APC, a higher volume of value-added products, continued productivity improvements and lower raw material costs.

GEOGRAPHIC SALES

Sales in the United States were $561.0 million for the nine months ended September 30, 1999, roughly equal to sales in the 1998 period. United States sales were primarily influenced by volume growth and the benefit of acquisitions offset by lower selling prices, which correlated with declines in raw material prices. International sales were $445.6 million for the nine months ended September 30, 1999, compared to $460.4 million in the nine months ended September 30, 1998. Lower selling prices, driven by lower raw material costs and negative foreign currency translation were the primary reasons for the decline.

Liquidity and Capital Resources
-------------------------------

Net cash provided from operating activities for the nine months ended September 30, 1999, was $107.4 million compared to the $49.4 million recorded in the first nine months of 1998. The improvement in operating cash flows in 1999 is primarily due to a net working capital reduction of $21.2 million (excluding acquisitions) in the first nine months of 1999 compared to a net working capital increase in the 1998 period. The increase in net cash used for investing activities, for the first nine months of 1999, is associated with a higher level of capital expenditures and acquisitions. The change in net cash from financing activities is driven by long-term borrowings to fund acquisitions and a lower level of share repurchases in 1999.

The Company's liquidity requirements include working capital requirements, capital investments, acquisitions, and interest expense. The Company expects to be able to meet its working capital requirements and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available to it a $150.0 million five-year revolving credit facility with four domestic banks. The Company had borrowed $100.0 million under this facility as of September 30, 1999. The Company is actively pursuing its acquisition strategy and may, from time to time, use its existing revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions. The Company also has $245.0 million of availability under a universal shelf registration pursuant to which various types of public securities may be issued.

Environmental
-------------

See the discussion of environmental proceedings under Note 3 to the Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 1999, which discussion is incorporated here by reference.

Year 2000 Readiness Disclosure
------------------------------

Historically, many computer software programs were written to refer to years only in terms of their final two digits. Such programs may mis-interpret the year 2000 data to mean the year 1900. The Company is aware of the implications and issues associated with this issue and could be faced with disruption of operations and a corresponding impact on the Company's results of operations if the Year 2000 issues are not resolved in a timely manner.

The Company currently operates multiple computer systems, including hardware and software, in its global business operations. The Company believes it has identified the issues that affect its global computer operations and continues the process of implementing appropriate plans to address this problem. Local area networks, telephone systems, business systems, financial systems, shop floor devices, facility operations and end-user computing systems have been assessed and remedied where appropriate, globally. In order to determine fully the readiness of its production and other equipment with the Year 2000 issues, the Company has substantially completed a comprehensive inventory of operations systems and remedied those systems that it believes may be impacted.

The Company is using multiple strategies to address the Year 2000 issues. New software has been purchased and installed, current software and other legacy systems have been rewritten, and hardware that is non-Year 2000 compliant has been replaced. The Company contracted with a third-party consultant with special expertise in this area to assist the Company in its Year 2000 compliance program

The Company has completed the conversion or replacement of its major business, financial, and operating systems that were not Year 2000 compliant. Preliminary testing has been accomplished but on-going evaluation and testing of critical systems will be performed throughout 1999. In addition, the Company has developed contingency plans in the event that these corrective actions are not implemented in a timely manner as expected. As with testing, the Company will continue to refine its plans as it gets closer to the transition date. The Company has established watch teams to develop and coordinate contingency plans to be implemented at Company sites. Readiness plans have been established to ensure internal resources are in place from the second half of December 1999 through the end of January 2000.

Based upon findings to date, the Company's total external costs (historical plus estimated future costs) are currently estimated to be in the range of $10.0 million to $11.0 million, of which approximately $9.9 million has been incurred and the majority of which has been capitalized in accordance with Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The Company does not separately track internal costs for Year 2000 compliance, which are primarily for payroll and related costs of information systems personnel.

The Company continues to assess the plans and progress of key suppliers and customers in addressing the Year 2000 issue. To the extent that these key suppliers and customers are impacted by their failure to address the Year 2000 issue, such disruption could have a direct impact on the Company. The Company continues to explore and implement a variety of contingency plans to minimize the impact to the Company of third-party failures. These plans are focused on the availability of raw materials, energy and other resources critical to maintaining operations.

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


OTHER DEVELOPMENTS

William B. Lawrence Named Director
----------------------------------

On August 27th the Company announced that the Board of Directors had been increased to 11 members and that William B. Lawrence had been elected a director. Mr. Lawrence is executive vice president, general counsel and secretary of Cleveland-based TRW Inc., supervising and coordinating TRW's worldwide legal activities, government affairs and corporate development.

Dividend Increase
-----------------

On October 22, 1999, the Board of Director's of the Company announced a 7.4% increase in the quarterly common stock cash dividend. The action increases the quarterly dividend to $0.145 per share from the previous rate of $0.135, effective with the next quarterly dividend payment on December 10, 1999, to shareholders of record on November 15, 1999. This is the 11th time in 13 years Ferro has increased the dividend. The Company's last dividend increase was in October 1998.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first nine months of 1999 that effect the disclosures presented in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998, which disclosure is incorporated here by reference.

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

In November 1998, IDEM filed suit in Indiana state court seeking to shut down operation of the Pyro-Chek(r) process. At a hearing held on December 4, 1998, the court denied IDEM's request for a preliminary injunction, and later dismissed the claim for a permanent injunction on grounds that the dispute arising out of the Agreed Order should be addressed before the Indiana Office of Environmental Adjudication. The day before this hearing, IDEM denied Keil's application for a permit for air emissions for the Pyro-Chek(R) process. The Company appealed IDEM's denial of Keil's permit application to the Indiana Office of Environmental Adjudication. On October 25, 1999 the Company agreed to dismiss the appeal following IDEM's agreement to withdraw its denial of the Company's permit application and to consider the Company's revised permit application.

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

If the U.S. EPA were to prevail on its claims, it could have a material adverse effect on the operating results and financial condition of the Company.

ITEM 2 - CHANGE IN SECURITIES.

         None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5 - OTHER INFORMATION.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FERRO CORPORATION
                                        (Registrant)

Date: November 15, 1999                 /s/ Hector R. Ortino
                                        ---------------------------------------
                                        Hector R. Ortino
                                        Chairman and Chief Executive Officer


Date: November 15, 1999                 /s/ Bret W. Wise
                                        ---------------------------------------
                                        Bret W. Wise
                                        Senior Vice President and Chief
                                        Financial Officer

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

*(11) Statement Regarding Computation of Earnings per Share.

*(12) Ratio of Earnings to Fixed Charges.

*(27) Financial Data Schedule for the Quarter Ended September 30, 1999
      (Electronic Filing Only)