Form 10-K
period 1999-12-31
FERRO CORP
filed 2000-03-29
CIK 35214

================================================================================

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (MARK ONE)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from................TO...................

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

                        7 5/8% Debentures due May 1, 2013
                      7 3/8% Debentures due November 1, 2015
                         8% Debentures due June 15, 2025
                        7 1/8% Debentures due April 1, 2028
          Series A ESOP Convertible Preferred Stock, without Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On, January 31, 2000 there were 35,063,669 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by non-affiliates was $683,741,546

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
 Portions of Annual Report to Shareholders for the year ended December 31, 1999
            (Incorporated into Parts I, II and IV of this Form 10-K).
    Portions of Ferro Corporation's Proxy Statement for the Annual Meeting of
                         Shareholders on April 28, 2000
                 (Incorporated into Part III of this Form 10-K).

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------




                                     PART I

Item 1. Business..........................................................................................   Page 3
Item 2. Properties........................................................................................   Page 5
Item 3. Legal Proceedings.................................................................................   Page 6
Item 4. Submission of Matters to a Vote of Security Holders...............................................   Page 7



                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.............................   Page 8
Item 6. Selected Financial Data...........................................................................   Page 8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.............   Page 8
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk......................................   Page 8
Item 8. Financial Statements and Supplementary Data.......................................................   Page 8
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............   Page 9



                                    PART III


Item 10. Directors and Executive Officers of the Registrant...............................................   Page 9
Item 11. Executive Compensation...........................................................................   Page 9
Item 12. Security Ownership of Certain Beneficial Owners and Management...................................   Page 9
Item 13. Certain Relationships and Related Transactions...................................................   Page 9



                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   Page 9


--------------------------------------------------------------------------------
                                       -2-

                                  PART I



ITEM 1- BUSINESS

      Ferro Corporation ("Ferro" or "the Company"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of performance materials for manufacturers. It operates (either directly or through subsidiaries and affiliates) in 18 countries worldwide. Ferro produces a variety of coatings, chemicals and plastics by utilizing organic and inorganic chemistry. The Company's materials are used extensively in the markets of building and renovation, major appliances, household furnishings, transportation and industrial products. Ferro's products are sold principally in the United States and Europe; however, operations extend to the Latin America and Asia-Pacific regions.

      Most of the products produced by Ferro are classified as performance materials, rather than commodities, because they are formulated or designed to perform a specific and important function both in the manufacturing processes and in the finished products of Ferro customers. These materials are not sold in the high volume normally associated with commodity businesses.

      Ferro's materials require a high degree of technical service on an individual customer basis. The value of these performance materials stems from the result and performance they achieve in actual use.

      A further description of Ferro's business, its principal products, their markets and applications, is contained under all headings on pages 12 through 17 of its 1999 Annual Report to Shareholders (the "Annual Report"), which is attached hereto as Exhibit 13. The information contained under the headings on pages 12 through 17 of the Annual Report is incorporated herein by reference. Information concerning Ferro's business during 1999, 1998 and 1997 is included under the heading "Management's Discussion and Analysis" on pages 19 through 22 of the Annual Report and in Note 7 to Ferro's Consolidated Financial Statements, appearing on page 31 of the Annual Report. Such information is incorporated herein by reference. Additional information about Ferro's reportable operating segments, including financial information relating thereto, is set forth in Note 12 to Ferro's Consolidated Financial Statements, which appears on pages 35 and 36 of the Annual Report and is incorporated herein by reference.

      Certain statements contained herein and in future filings with the Securities and Exchange Commission reflect the Company's current expectations with respect to the future performance of the Company and may constitute "Forward-Looking Statements." Because they are based on current expectations, actual results may differ materially. Please refer to the "Cautionary Note on Forward-Looking Statements" section of "Management's Discussion and Analysis" contained on page 22 of the Annual Report for additional information, which information is incorporated herein by reference.

      RAW MATERIALS

      The raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 1999 and does not anticipate such shortages in 2000.

      PATENTS AND LICENSES

      Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2020.

      Ferro does not hold any licenses, franchises or concessions that it considers to be material to its future.

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

      COMPETITION

      In most of its products, Ferro competes with a substantial number of competitors, none of which is dominant. However, Ferro is the largest worldwide supplier of ceramic glaze and porcelain enamel coatings. Competition varies by product and by region. Due to the diverse nature of Ferro's product lines no single company competes across all product lines in any of the Company's segments.

      In the coatings group worldwide, the Company is the largest producer of porcelain enamel and ceramic glaze coatings. Strong local competition for ceramic glaze exists in the markets of Italy and Spain. In powder coatings, Ferro is one of the top five producers in the world. The top five producers of powder coatings represent approximately 60% of the market. In the chemicals group , the Company is one of the largest producers of polymer additives in the United States and has several large competitors. The plastics group has a large number of competitors in all businesses.

      Product performance characteristics, customer and technical service, and price are the most important components of the competition that Ferro encounters in the sale of nearly all of its products.

      RESEARCH AND DEVELOPMENT

      A substantial number of Ferro's employees are involved in research and development activities relating to new and existing products, services and techniques required by the ever-changing markets of its customers. Laboratories are located at each of Ferro's major subsidiaries around the world where technical efforts are applied to meet customer and market needs of the particular geographical area. In the United States, laboratories are maintained in each of its divisions. In addition, corporate research and development activity is located in the Cleveland area. The research staff is organized by major business group. The Company also operates central design and development labs in Italy and Spain to serve the tile market worldwide.

      Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $30.9 million in 1999, $29.4 million in 1998, and $26.6 million in 1997. Expenditures for individual customer requests for research and development were not material.

      ENVIRONMENTAL MATTERS

      Ferro's manufacturing facilities, like those of its industry generally, are subject to numerous laws and regulations implemented to protect the environment, particularly with respect to plant wastes and emissions. Ferro believes that it is in compliance with the environmental regulations to which its operations are subject and that, to the extent Ferro may not be in compliance with such regulations, non-compliance has not had a materially adverse effect on Ferro's operations. The Company's compliance has required a continuous management effort and significant expenditures.

   Ferro and its international subsidiaries authorized $6.8 million in capital expenditures for environmental control in 1999 and the Company's best estimate of what it expects capital expenditures for environmental control to be in 2000 and 2001 is $4.5 million and $4.6 million. The Company does not consider these capital expenditures to be material.

   For additional information on other environmental matters see Item 3 of this Annual Report on Form 10-K and information included under the heading "Management's Discussion and Analysis" in the Annual Report and information contained in Note 8 on page 32 of the Annual Report.

   EMPLOYEES

   At December 31, 1999, Ferro employed approximately 6,881 full-time employees, including 3,831 employees in its foreign subsidiaries and affiliates and 3,050 in the United States.

   Approximately 33% of the domestic workforce is covered by labor agreements, and approximately 13% is affected by labor agreements that expire in 2000.

   FOREIGN OPERATIONS

   Financial information about Ferro's domestic and foreign operations is set forth in footnote 12 to the consolidated financial statements of the Annual Report and is incorporated herein by reference.

   Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

   Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Brazil, England, France, Germany, Holland, Italy, Mexico, Portugal and Spain. Partially-owned subsidiaries manufacture in China, Indonesia, Taiwan, Thailand, Turkey and Venezuela.

   Foreign operations accounted for 44% of the consolidated net sales for the year 1999 and 46% of consolidated net sales for 1998 and 1997.

   The sales of Ege-Ferro Kimya A.S. (Turkey), Ferro Enamel do Brasil, I.C.L.(Brazil), Ferro de Venezuela C.A.(Venezuela), Ferro Corporation Australia Pty. Ltd.(Australia) and Ferro (Ningbo) Peoples Republic of China, are principally for delivery of products inside the country in which the subsidiary is located. The sales of each of Ferro's other subsidiaries are for delivery of products both domestically and outside the country through exports. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro products to the entire European Community market. A similar process is occurring within the MERCOSUR economic union in Latin America.

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

ITEM 2 - PROPERTIES

      The Company's corporate headquarters office at 1000 Lakeside Avenue, Cleveland, Ohio and other corporate facilities located in Independence, Ohio are owned by the Company. The business segments in which manufacturing plants are used and the locations of the principal manufacturing plants owned by Ferro in the United States are as follows:

COATINGS -- Cleveland, Ohio; Nashville, Tennessee; Pittsburgh, Pennsylvania; Toccoa, Georgia; Orrville, Ohio; Shreve, Ohio; Penn Yan, New York; East Liverpool, Ohio; Crooksville, Ohio and Niagra Falls, New York.
PLASTICS -- Carpentersville, Illinois; Plymouth, Indiana; Evansville, Indiana; Stryker, Ohio; Edison, New Jersey and South Plainfield, New Jersey.
CHEMICALS -- Bedford, Ohio; Hammond, Indiana and Baton Rouge, Louisiana.

      In addition, Ferro leases manufacturing facilities in Cleveland, Ohio (Chemicals); Fort Worth, Texas (Chemicals); and Vista, California (Coatings).

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

      Ferro believes that its facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 - LEGAL PROCEEDINGS

      In 1994, the Company's Keil Chemical Division (Keil) settled an enforcement proceeding brought by the Indiana Department of Environmental Management (IDEM) concerning air emissions from Keil's Pryo-Chek(R) process. The settlement was in the form of an Agreed Order with IDEM. The Agreed Order confirmed the Company's plans to install additional controls and imposed certain aggregate limitations on air emissions from the Pyro-Chek(R) production process while the Company applied for and obtained a construction and operating permit for the existing air source. The control equipment was installed, but the Company has had a continuing disagreement with the agency over whether it has been in compliance with the Agreed Order, including which methods should be used to demonstrate compliance.

      In November 1998, IDEM filed suit in Indiana state court seeking to shut down operation of the Pyro-Chek(R) process. At a hearing held on December 4, 1998, the court denied IDEM's request for a preliminary injunction, and later dismissed the claim for a permanent injunction on grounds that the dispute arising out of the Agreed Order should be addressed before the Indiana Office of Environmental Adjudication. The day before this hearing, IDEM denied Keil's application for a permit for air emissions for the Pyro-Chek(R) process. The Company appealed IDEM's denial of Keil's permit application to the Indiana Office of Environmental Adjudication. On October 26, 1999, the Company and IDEM entered into a Joint Stipulation of Dismissal whereby IDEM withdrew its denial of Keil's permit application and agreed to proceed with its consideration of Keil's revised permit application.

      On December 29, 1998, IDEM wrote to the Company alleging that because Keil is in violation of the Agreed Order, operation of the Pyro-Chek(R) process is prohibited, and that the Company will be subject to fines of up to $25,000 for each day of continued operation. The Company filed a petition for review before the Indiana Office of Environmental Adjudication seeking to confirm that operation of the Pyro-Chek(R) process has been and remains in compliance with the Agreed Order. On February 24, 1999, IDEM withdrew its December 29, 1998 letter. On March 15, 1999, the Company's petition for review was dismissed without objection.

      On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S.EPA) issued "Notices of Violation" (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek(R) process at its facility in Hammond, Indiana. The Company has met with U.S.EPA and entered into negotiations intended to resolve the issues raised in the NOVs. If the matter cannot be resolved through negotiation, and the United States pursues and recovers the maximum potential penalties on all of its claims, it could have a material adverse affect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect.

      There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims beyond those mentioned above. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

      The law firm of Squire, Sanders & Dempsey, of which Mark A. Cusick is a partner, provided legal services to Ferro in 1999 and Ferro plans to retain Squire, Sanders & Dempsey in 2000. Mr. Cusick is the Secretary of Ferro.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      There is set forth below the name, age, positions and offices held by each individual serving as executive officer as of March 16, 2000 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

    David G. Campopiano - 50
             Vice President, Mergers and Acquisitions, 1998
             Vice President, Corporate Development, 1989

    R. Jay Finch - 58
             Senior Vice President, Specialty Plastics, 1999
             Vice President, Specialty Plastics, 1991

    J. Larry Jameson - 62
             Senior Vice President, Industrial Coatings, 1999
             Vice President, Industrial Coatings, 1998
             Vice President, Powder Coatings, 1996
             Self Employed, Coatings Consultant, 1993

     Kent H. Lee - 58
             Senior Vice President, Specialty Chemicals, 1999
             Vice President, Specialty Chemicals, 1998
             Director, United States Operations, Chemicals, 1998
             General Manager Polymer Additives, 1996
             Private Consultant to The BF Goodrich Company, 1994

      Hector R. Ortino - 57
             Chairman and Chief Executive Officer, 1999
             President and Chief Executive Officer, 1999
             President and Chief Operating Officer, 1996
             President, 1996
             Executive Vice President and Chief Financial-Administrative Officer, 1993

     Millicent W. Pitts - 45
             Vice President, Global Support Operations, 1998
             Director, Corporate Development, Rohm & Haas Company, 1996 Director, Corporate Planning, Rohm and Haas Company, 1994

     Paul V. Richard - 40
             Vice President, Human Resources, 1998
             Director, Human Resources, 1993

     Robert A. Rieger - 49
             Vice President, Ceramics, Colorants and Electronic Materials, 1999 Worldwide Business Director, Electronic Materials, 1998
             President and Chief Executive Officer, Exolon-ESK 1997
             Managing Director, Zircon Worldwide, Cookson Matthey Ceramics, 1994

     Bret W. Wise - 39
             Senior Vice President and Chief Financial Officer, 1999 Vice President and Chief Financial Officer, WCI Steel, 1994 Partner, KPMG LLP, 1993


                                    PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders of Common Stock is set forth under the heading "Quarterly Data (unaudited)" in the Annual Report. This information is incorporated herein by reference. Information concerning dividend restrictions is contained in Note 3 to Ferro's Consolidated Financial Statements in the Annual Report and this information is incorporated here by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " in the Annual Report is incorporated here by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The information contained under the heading "Management's Discussion and Analysis" in the Annual Report is incorporated here by reference.

ITEM 7. A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained under the heading "Management's Discussion and Analysis" in the Annual Report is incorporated here by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 23 through 37, inclusive, including the Notes to Consolidated Financial Statements, and the quarterly data (unaudited) on page 40 of the Annual Report, are incorporated here by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such changes or disagreements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors of Ferro contained under the headings "Election of Directors" and "Stock Ownership of Management and Certain Beneficial Owners"in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 28, 2000, is incorporated here by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 28, 2000 and is incorporated here by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is set forth under the headings "Election of Directors" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" in Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 28, 2000 and is incorporated here by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no relationships or transactions that are required to be reported.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

     (a) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF FERRO CORPORATION AND ITS SUBSIDIARIES, CONTAINED ON PAGES 23 THROUGH 40 INCLUSIVE, OF THE ANNUAL REPORT ARE INCORPORATED HERE BY REFERENCE:

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Balance Sheets at December 31,  1999 and 1998

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

     (b) THE FOLLOWING ADDITIONAL INFORMATION FOR THE YEARS 1999, 1998 AND 1997, IS SUBMITTED HEREWITH:

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

         Financial Statement Schedule II, together with the independent Auditors' Report, are contained on pages F-1 and F-2 of this Annual Report on Form 10-K.

     (c) EXHIBITS:

         The exhibits listed in the attached Exhibit Index are filed pursuant to
Item 14 (c) of the Form 10-K.


2. REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed for the three months ended December 31, 1999

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              FERRO CORPORATION

                                                              By /s/Hector R. Ortino
                                                              ----------------------
                                                              Hector R. Ortino
                                                              Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 25th day of February, 2000.

/s/Hector R. Ortino                              Chairman and Chief Executive Officer
-------------------                              (Principal Executive Officer)
Hector R. Ortino

/s/Bret W. Wise                                  Senior Vice President and Chief Financial Officer
---------------                                  (Principal Financial Officer and Principal Accounting Officer)
Bret W. Wise

/s/Sandra Austin Crayton                         Director
------------------------
Sandra Austin Crayton

/s/Albert C. Bersticker                          Director
-----------------------
Albert C. Bersticker

/s/Michael H. Bulkin                             Director
--------------------
Michael H. Bulkin

/s/Glenn R. Brown                                Director
-----------------
Glenn R. Brown

/s/William E. Butler                             Director
--------------------
William E. Butler

/s/William B. Lawrence                           Director
----------------------
William B. Lawrence

/s/John C. Morley                                Director
-----------------
John C. Morley

/s/Rex A. Sebastian                              Director
-------------------
Rex A. Sebastian

/s/William J. Sharp                              Director
-------------------
William J. Sharp

/s/Dennis W. Sullivan                            Director
---------------------
Dennis W. Sullivan

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



To The Shareholders and Board of Directors Ferro Corporation:

Under date of January 25, 2000, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II-Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








/s/ KPMG LLP
------------
KPMG LLP
Cleveland, Ohio
January 25, 2000

                       FERRO CORPORATION AND SUBSIDIARIES

           Schedule II -Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1999, 1998, and 1997

                             (thousands of dollars)


                                                                                  Additions
                                                                    ---------------------------------
                                                      Balance at        Charged to           Charged                      Balance
                                                      Beginning          Costs and          to Other                     at End of
                                                      of Period           Expenses          Accounts     Deductions      Period
                                                  ===============   ==============   ================    ==========     ==========
Year ended December 31, 1999
     Valuation and qualifying accounts which
     are deducted on consolidated balance
     sheet from the assets to which they apply
         Possible losses in collection of notes                                                                457 (B)
         and accounts receivable - trade         $         9,737              857                 65 (C)     1,401 (A)      8,801
                                                  ===============   ==============   ================    ==========     ==========



Year ended December 31, 1998
     Valuation and qualifying accounts which
     are deducted on consolidated balance
     sheet from the assets to which they apply
         Possible losses in collection of notes                                                               (181)(B)
         and accounts receivable - trade         $         8,280            3,185                (63)(C)     1,846 (A)      9,737
                                                  ===============   ==============   ================    ==========     ==========


Year ended December 31, 1997
     Valuation and qualifying accounts which
     are deducted on consolidated balance
     sheet from the assets to which they apply
         Possible losses in collection of notes                                                              1,367 (B)
         and accounts receivable - trade         $         9,497            2,630                 15 (C)     2,495 (A)      8,280
                                                  ===============   ==============   ================    ==========     ==========


Notes:
(A) Accounts written off, less recoveries
(B) Adjustment in respect of differences in rates of exchange
(C) Acquisitions and divestitures

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

      (c) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed January 19, 1998. (Reference is made to Exhibit (3)(c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, which Exhibit is incorporated here by reference.)

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

      (i) Amendment Number 8 dated July 24, 1997 to the Revolving Credit Agreement by and between Ferro Corporation and four commercial banks.(Reference is made to Exhibit 4(k) to Ferro Corporation's Form10-Q for the three months ended June 30, 1997, which Exhibit is incorporated here by reference.)

     *(j) Amendment Number 9 dated June 30, 1999 to the Revolving Credit
          Agreement by and between Ferro Corporation and four commercial banks.

     *(k) Amended and Restated Shareholder Rights Agreement between Ferro
          Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999.

      (l) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993. Said Exhibit is incorporated here by reference.

      (m) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4 (c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31,1998.)

      (n) Form of Security (7 1/8% Debentures due 2028). (Reference is made toExhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

(10) Material Contracts

      (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 15 through 18 of the Proxy Statement dated March 21, 2000. Said description is incorporated here by reference.

      (b) Ferro's Performance Share Plan (Reference is made to Exhibit B of Ferro Corporation's Proxy Statement dated March 20, 2000, which exhibit is incorporated here by reference).

      (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated here by reference.)

      (d) Ferro's Employee Stock Option Plan (Reference is made to Exhibit A to Ferro Corporation's Proxy Statement dated March 20, 2000 which
          Exhibit is incorporated by reference.)

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

     *(g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements and change in control agreements. A copy of such Schedule I is attached hereto as
          Exhibit 10.

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

     *(j) Form of Change in Control Agreement.

*(11) Statement Regarding Computation of Earnings per Share.

*(12) Ratio of Earnings to Fixed Charges.

*(13) Annual Report to Shareholders for the year ended December 31, 1999

*(21) List of Subsidiaries

*(23) Consent of Independent Auditors

*(27) Financial Data Schedule for the Year Ended December 31, 1999
      (Electronic Filing Only)