Form 10-Q
period 2000-03-31
FERRO CORP
filed 2000-05-15
CIK 35214

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                               ---------------

                                  FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ To ______

                          Commission File Number 1-584

                               ---------------

                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)
An Ohio Corporation  1000 LAKESIDE AVENUE CLEVELAND, OH 44114 IRS No. 34-0217820
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 216/641-8580


                       ---------------------------------

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

At April 30, 2000, there were 34,673,033 shares of Ferro common stock, par value $1.00, outstanding.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FERRO CORPORATION AND SUBSIDIARIES


                                                                Three Months Ended
                                                                     March 31
                                                         (Unaudited)          (Unaudited)
(Dollars in Thousands, except per share amounts)             2000                 1999
------------------------------------------------------------------------------------------
Segment  Sales
      Coatings                                          $    219,335         $    199,194
      Chemicals                                               71,212               71,473
      Plastics                                                70,065               60,814
                                                        ------------         ------------
Total  Net  Sales                                       $    360,612         $    331,481

Cost of Sales                                                260,542              239,265
Selling,  Administrative  and  General  Expenses              63,948               59,744
Other Charges (Credits):
  Interest  Expense                                            5,626                3,918
  Net Foreign Currency Gain                                     (368)                (169)
  Other Expense - Net                                          1,395                1,358
                                                        ------------         ------------
      Income Before Taxes                                     29,469               27,365
Income Tax Expense                                            11,069               10,264
                                                        ------------         ------------

Net  Income                                                   18,400               17,101

Dividend  on  Preferred  Stock,  Net  of  Tax                    906                  952
                                                        ------------         ------------
Net  Income Available to Common Shareholders            $     17,494         $     16,149
                                                        ============         ============
Per  Common  Share  Data:
      Basic  Earnings                                   $       0.50         $       0.46
      Diluted  Earnings                                 $       0.48         $       0.43

Shares Outstanding:
      Average  Outstanding                                34,914,494           35,011,194
      Average  Diluted                                    38,022,573           38,619,466
      Actual End of Period                                34,741,183           34,965,029

-----------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED  BALANCE  SHEETS
FERRO  CORPORATION  AND  SUBSIDIARIES
MARCH 31, 2000 AND DECEMBER 31, 1999


                                                        (Dollars in Thousands)
                                                    (Unaudited)         (Audited)
 ASSETS                                                2000                1999
 ======                                             ---------            --------
 Current Assets:
      Cash and Cash Equivalents                     $  10,445            $  7,114
      Net Receivables                                 270,199             261,501
      Inventories                                     168,442             170,663
      Other Current  Assets                            54,196              51,251
                                                    ---------            --------
         Total Current Assets                         503,282             490,529

 Net Plant & Equipment                                326,065             330,393
 Unamortized Intangibles                               93,509              93,412
 Miscellaneous Other Assets                            53,535              57,416
                                                    ---------            --------
                                                    $ 976,391            $971,750

 LIABILITIES
 ===========
 Current Liabilities:
      Notes and Loans Payable                       $  52,530            $ 45,939
      Accounts Payable                                123,371             131,923
      Income Taxes                                     11,956               6,777
      Accrued  Payrolls                                17,234              19,246
      Accrued Expenses and Other Current Liabilities  126,630             133,748
                                                    ---------            --------

         Total Current Liabilities                    331,721             337,633

 Long - Term Debt                                     251,391             236,794
 Postretirement  Liabilities                           50,117              49,712
 Other Non-Current Liabilities                         44,702              50,616
 Shareholders' Equity                                 298,460             296,995
                                                    ---------            --------
                                                    $ 976,391            $971,750

 See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FERRO CORPORATION AND SUBSIDIARIES


                                                              Three  Months Ended
                                                                    March  31
                                                          (Unaudited)       (Unaudited)
 (Dollars in Thousands)                                       2000              1999
----------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                   $  6,852         $ 53,083

Cash Flow from Investing Activities:
     Capital Expenditures for Plant and Equipment            (10,094)         (28,628)
     Acquisition of Companies,  net of cash acquired          (1,900)         (29,905)
     Other Investing Activities                                  156            2,850
----------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                        (11,838)         (55,683)

Cash Flow from Financing Activities:
     Net Borrowings Under Short-Term Lines                     6,591           25,801
     Proceeds from Long-Term Debt                             15,013            1,572
     Purchase  of  Treasury  Stock                            (8,100)          (8,640)
     Cash Dividend Paid                                       (5,973)          (5,667)
     Other Financing Activities                                  826              340
----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                      8,357           13,406
Effect of Exchange Rate Changes on Cash                          (40)            (276)
----------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                          3,331           10,530
Cash and Cash Equivalents at Beginning of Period               7,114           12,185
----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                  $ 10,445         $ 22,715
----------------------------------------------------------------------------------------
Cash Paid During the Period for:
     Interest, net of amounts capitalized                   $  3,829         $    627
     Income Taxes                                           $    790         $  2,088
----------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The information furnished herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. The results of the three months ended March 31, 2000 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.   Comprehensive Income

     Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income (loss) was $14.2 million and ($2.0) million for the three months ended March 31, 2000 and 1999, respectively. Accumulated other comprehensive income (loss) at March 31, 2000 and December 31, 1999 was ($78.7) million and ($74.5) million, respectively.

3.   Contingent Liabilities

     The Company is party to administrative proceedings relating to emissions from its plant in Hammond, Indiana. In these proceedings, the United States Environmental Protection Agency (U.S. EPA) is seeking to impose fines and possibly to alter or terminate the Company's right to produce Pyro-Chek(R) at the Hammond plant (see the description in Part II Item 1). The Company is vigorously contesting these claims and evaluating alternatives for mitigating the impact should the Company not prevail. If the U.S. EPA were to prevail on all of its claims, it could have a material adverse effect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect.

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

4.   Earnings Per Share Computation

                                                   Three Months Ended
                                                        March 31
                                                 -----------------------
                                                    2000          1999
                                                 ----------   ----------
     Average Shares Outstanding
       Basic                                     34,914,494   35,011,194
       Adjustments for assumed conversion of
         convertible preferred stock and
         common stock options                     3,108,079    3,608,272
                                                 ----------   ----------
       Diluted                                   38,022,573   38,619,466

Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding.

Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock to common stock divided by average diluted shares outstanding.



5.   Reporting for Segments

     The Company's reportable segments are Coatings, Chemicals and Plastics. Coatings products include ceramic glaze coatings, inorganic color, powder and porcelain enamel coatings and electronic materials. Chemicals consists of polymer additives, petroleum additives, flame retardants, and performance and fine chemicals. The Plastics segment derives its revenues mostly from plastic colorants and filled and reinforced plastic compounds. The Company measures segment profit for internal reporting purposes as net operating profit before interest and tax. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

     Sales  to  external   customers  are  presented  in  the  following  chart.
     Intersegment sales are not material.


      FERRO CORPORATION AND SUBSIDIARIES
      SEGMENT DATA (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
   (Dollars in Thousands)
   SEGMENT SALES                           2000              1999
   -----------------------------------------------------------------
     Coatings                           $ 219,335         $ 199,194
     Chemicals                             71,212            71,473
     Plastics                              70,065            60,814
   -----------------------------------------------------------------
   Total                                $ 360,612         $ 331,481

Income and reconciliation to income before taxes follows:

   SEGMENT INCOME
   -----------------------------------------------------------------
     Coatings                           $  25,714         $  23,546
     Chemicals                              9,283             8,438
     Plastics                               5,690             6,027
   -----------------------------------------------------------------
   Total                                $  40,687         $  38,011

    Unallocated Expenses                    4,601             5,539
    Interest Expense                        5,626             3,918
    Foreign Currency Gain                    (368)             (169)
    Other Expense-Net                       1,359             1,358
   -----------------------------------------------------------------
   Income Before Taxes                  $  29,469         $  27,365
   =================================================================
      Unallocated expenses consist primarily of corporate costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

First quarter 2000 net sales of $360.6 million were 8.8% higher than the $331.5 million of the comparable 1999 period. Sales increased 10.1% in the Coatings segment and 15.2% in the Plastics segment. Chemicals' sales were essentially even with the first quarter of 1999.

The increase in sales was driven by a combination of strong organic volume growth, and the contribution of acquisitions made in 1999. The increase in volumes was driven by solid performances in the plastic compounding and electronic materials businesses domestically and by improved performance in both Europe and Asia generally. Overall volume improvement was significant enough to overcome a 4% negative impact from foreign currency translation. In particular, the Euro continued to weaken compared to the U.S. dollar and decreased 12% in value on average compared to the first quarter of 1999.

Gross margin was equal to the first quarter of 1999 at 27.8% of sales. Margins were impacted by foreign currency translation and significant increases in the price of several key raw materials in the Plastics segment.

Selling, administrative and general expenses increased 7.0%, a slightly lower rate than sales. Increased costs were associated with higher selling expenses and the selling, administrative and general expenses associated with the acquisitions the Company completed in 1999. As percentage of sales these costs were lower at 17.7% versus 18.0% in the first quarter of 1999.

Net income for the quarter climbed to $18.4 million, a quarterly earnings record, compared to $17.1 earned in the first quarter of 1999. Earnings of $0.48 (diluted) per share, increased 11.6% compared to the $0.43 earned in the 1999 first quarter, equaling an all-time quarterly record.

SEGMENT RESULTS

First quarter sales for the Coatings segment improved by 10.1% compared with the 1999 first quarter. The sales improvement was driven by a significant increase in sales of electronic materials, which now represent approximately 20% of the segment's sales. Electronic materials recorded strong volume improvement in existing products and benefited from the contribution of sales from the TAM Ceramics acquisition made in July 1999. Additionally, growth in Europe and Asia helped the tile business drive volume improvement. Sales growth for this segment would have been significantly higher had it not been for negative foreign currency translation. Coatings is the most international segment within the Company and therefore is significantly impacted by changes in foreign currency exchange rates. Segment income increased 9.2% to $25.7 million compared with $23.5 million in the 1999 first quarter, driven by sales growth.

Chemicals' sales were $71.2 million compared with $71.5 million in the first quarter of 1999. Sales were impacted by the segment's continuing strategy of improving the mix of products by eliminating low-margin sales and focusing on more value-added applications. Segment income increased 10.0%, reflecting higher margins from a better mix of products sold and from lower raw material costs.

The Plastics segment generated the strongest sales improvement, a 15.2% increase to $70.1 million compared with $60.8 million in the first quarter of 1999. This segment continued to drive significant volume growth in the existing business, particularly in glass and mineral-filled polypropylene compounds. The Company has plans to increase capacity for certain of these compounds later this year to keep pace with market demand. Internal growth was complemented by the contribution of the APC acquisition, which the Company completed in March 1999. Segment income was $5.7 million compared with $6.0 million in the first quarter of 1999. Increasing prices for raw materials had a negative impact on margins. The company continues to pursue an aggressive pricing strategy to offset the increase in raw material costs.

GEOGRAPHIC SALES

Sales in the United States were $209.2 million for the three months ended March 31, 2000 compared with $182.3 million for the three months ended March 31, 2000. The increase in sales in the United States was driven by significant improvements in both the plastic compounding and electronic materials businesses and by two domestic acquisitions made in 1999. International sales were $151.4 million for the three months ended March 31, 2000 compared with $149.2 million in the three months ended March 31, 1999. The increase in international sales is primarily due to improved volumes in Europe and Asia offset by the significant impact of negative foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include capital investments, working capital requirements, acquisitions, and to a lesser extent, interest expense. The Company expects to be able to meet its working capital requirements and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available a $300 million five-year revolving credit facility with seven domestic banks. The Company had borrowed $110 million under this facility as of March 31, 2000. The Company is actively pursuing its acquisition strategy and may, from time to time, use its existing revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions. The Company also has $245.0 million of availability under a universal shelf registration pursuant to which various types of public securities may be issued.

Net cash provided from operating activities, for the three months ended March 31, 2000, was $6.9 million compared to the $53.1 million recorded in the first quarter of 1999. In the 1999 quarter, the Company's trade accounts payable increased $24.6 million, whereas in the current quarter, trade accounts payable decreased $8.6 million reflecting payments on raw material inventory purchased late in 1999 to secure supply in anticipation of the Year 2000 computer conversion. Net cash used for investing activities decreased by $43.8 million compared to the first quarter of 1999, reflecting a lower level of capital expenditures for plant and equipment and acquisitions.

ENVIRONMENTAL

The Company received "Notices of Violation" from the United States Environmental Protection Agency in 1999 alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek process at its facility in Hammond, Indiana. See the description in Part II, Item 1 to this Form 10-Q. The Company has announced its intention to sell the assets relating to the Pyro-Chek process and cease production of Pyro-Chek at Hammond. Following the sale of the assets and cessation of Pyro-Chek production, the Company will continue to be responsible for any claims relating to all past operations at Hammond, including Pyro-Chek production. The Company is vigorously contesting these claims. If the matter cannot be resolved through negotiation, and the United States pursues and recovers the maximum potential penalties on all of its claims, it could have a material adverse affect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse affect.

Additionally, governmental agencies have identified several disposal sites for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," or the Superfund) and similar laws to which the Company has been named a "potentially responsible party." The Company is participating in the cost of certain clean-up efforts. However, the Company's share of such costs has not been material and is not expected to have a material adverse impact on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the success of the Company's acquisition program; market acceptance of new product introductions; changes in customer requirements, markets or industries served; changing economic conditions, particularly in Europe, Asia-Pacific, Latin America and the United States; foreign exchange rates, especially in Europe, Latin America and Asia-Pacific; changes in the prices of major raw materials; significant technological or competitive developments; and the impact of environmental proceedings discussed herein under the heading "Environmental" in Management's Discussion and Analysis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first three months of 2000 that effect the disclosures presented in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999, which disclosure is incorporated here by reference.

PART II   - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS

In 1994, the Company's Keil Chemical Division (Keil) settled an enforcement proceeding brought by the Indiana Department of Environmental Management (IDEM) concerning air emissions from Keil's Pyro-Chek (R) process. The settlement was in the form of an Agreed Order with IDEM. The Agreed Order confirmed the Company's plans to install additional controls and imposed certain aggregate limitations on air emissions from the Pyro-Chek (R) production process while the Company applied for and obtained a construction and operating permit for the existing air source. The control equipment was installed, but the Company has had a continuing disagreement with the agency over whether it has been in compliance with the Agreed Order, including which methods should be used to demonstrate compliance.

In November 1998, IDEM filed suit in Indiana state court seeking to shut down operation of the Pyro-Chek (R) process. At a hearing held on December 4, 1998, the court denied IDEM's request for a preliminary injunction, and later dismissed the claim for a permanent injunction on grounds that the dispute arising out of the Agreed Order should be addressed before the Indiana Office of Environmental Adjudication. The day before this hearing, IDEM denied Keil's application for a permit for air emissions for the Pyro-Chek (R) process. The Company appealed IDEM's denial of Keil's permit application to the Indiana Office of Environmental Adjudication.

On December 29, 1998, IDEM wrote to the Company alleging that because Keil is in violation of the Agreed Order operation of the Pyro-Chek(R) process is prohibited, and that the Company will be subject to fines of up to $25,000 for each day of continued operation. The Company filed a petition for review before the Indiana Office of Environmental Adjudication seeking to confirm that operation of the Pyro-Chek(R) process has been and remains in compliance with the Agreed Order. On February 24, 1999, IDEM withdrew its December 29, 1998 letter alledging that Keil was in violation of the Agreed Order and that the Pro-Chek process was prohibited. On March 15, 1999, the Company's petition for review was dismissed without objection.

On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S.EPA) issued "Notices of Violation" (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek(R) process. The Company has met with U.S.EPA and entered into negotiations intended to resolve the issues raised in the NOVs. If these issues are not resolved in negotiations, the United States may bring an enforcement action against the Company based on the violations alleged in the NOVs. If the United States were to initiate such an action and prevail on all claims, it could have a material adverse effect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect.

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

ITEM 3   - DEFAULT UPON SENIOR SECURITIES.

          None.

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders held on April 28, 2000, there were a total of 32,368,300.175 shares voted either in person or by proxy. The shareholders:

         A. Elected three directors to the Ferro Corporation Board of Directors, Glenn R. Brown, William E. Butler, John C. Morley and Hector R. Ortino to serve on the Board until the meeting in the year 2003.

              The results of the voting for directors were as follows:

                                           NUMBER OF VOTES FOR

              Glenn R. Brown               31,909,225.125
              William E. Butler            31,929,454.454
              John C. Morley               31,915,834.617
              Hector  R. Ortino            31,805,144.480

              The  terms  of  office  for  Sandra  Austin  Crayton,   Albert  C.
              Bersticker, Michael H. Bulkin, William B. Lawrence, William J. Sharp and Dennis W. Sullivan continued after the meeting.

         B. Approved a proposal to amend the Amended and Restated Employee Stock Option Plan. The holders of 27,742,041.323 shares voted in favor of the proposal. The holders of 1,846,155.057 shares voted against the proposal. The holders of 320,714.795 shares abstained from voting on the issue.

         C. Approved a proposal to amend the Performance Share Plan. The holders of 30,825,149.889 shares voted in favor of the proposal. The holders of 1,362,302.339 shares voted against the proposal. The holders of 180,845.947 shares abstained from voting on the issue.

         D. Approved a proposal to ratify the designation of KPMG LLP as independent auditors of the books and accounts of the Company for the current year ending December 31, 1999. The holders of 32,037,274.991 shares voted in favor of the proposal. The holders of 272,591.282 shares voted against the proposal. The holders of 58,433.902 shares abstained from voting on the issue.

ITEM 5   - OTHER INFORMATION.

          None.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company has not filed any reports on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FERRO CORPORATION
                                             (Registrant)




Date: May 15, 2000
                                            /s/ Hector R. Ortino
                                            ------------------------------------
                                            Hector R. Ortino
                                            Chairman and Chief Executive Officer

Date: May 15, 2000

                                            /s/ Bret W. Wise
                                            ------------------------------------
                                            Bret W. Wise
                                            Senior Vice President and Chief
                                            Financial Officer

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

(4) Instruments defining rights of security holders, including indentures

        *(a) Revolving Credit Agreement by and between Ferro and seven commercial banks dated May 9, 2000.

        (b) Amended and Restated Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999. (Reference is made to Exhibit 4(k) to Ferro Corporation's Form10-K for the year ended December 31, 1999, which
        Exhibit is incorporated here by reference.)

        (c) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993. Said Exhibit is incorporated here by reference.

        (d) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4 (c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31,1998.)

        (e) Form of Security (7 1/8% Debentures due 2028). (Reference is made toExhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

*(12) Ratio of Earnings to Fixed Charges.

*(27) Financial Data Schedule for the Quarter Ended March 31, 2000 (Electronic Filing Only)