Form 10-Q
period 2000-06-30
FERRO CORP
filed 2000-08-14
CIK 35214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Transition Period from ___ To

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

At July 31, 2000, there were 34,659,945 shares of Ferro common stock, par value $1.00, outstanding.

PART 1- FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FERRO CORPORATION AND SUBSIDIARIES

                                                          Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                      (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
(Dollars in Thousands, except per share amounts)          2000             1999             2000            1999
----------------------------------------------------------------------------------      ---------------------------

Segment Sales

      Coatings                                          $225,902         $195,987         $445,237         $395,181
      Chemicals                                           72,646           74,742          143,859          146,215
      Plastics                                            67,278           66,306          137,342          127,120
                                                        --------         --------         --------         --------
Total Net Sales                                         $365,826         $337,035         $726,438         $668,516

Cost of Sales                                            264,416          240,576          524,959          479,841
Selling, Administrative and General Expenses              64,017           61,020          127,965          120,764
Other Charges (Credits):
  Interest Expense                                         5,709            4,037           11,334            7,955
  Net Foreign Currency Gain                                 (464)            (241)            (832)            (410)
  Other (Income) Expense - Net                            (1,006)           1,214              389            2,572
                                                        --------         --------         --------         --------
      Income Before Taxes                                 33,154           30,429           62,623           57,794
Income Tax Expense                                        13,002           11,255           24,071           21,519
                                                        --------         --------         --------         --------

Net Income                                                20,152           19,174           38,552           36,275

Dividend on Preferred Stock, Net of Tax                      875              939            1,781            1,891
                                                        --------         --------         --------         --------

Net Income Available to Common Shareholders             $ 19,277         $ 18,235         $ 36,771         $ 34,384
                                                        ========         ========         ========         ========

Per Common Share Data:
      Basic Earnings                                    $   0.56         $   0.52         $   1.06         $   0.98
      Diluted Earnings                                  $   0.53         $   0.48         $   1.01         $   0.91

Shares Outstanding:
      Average Outstanding                             34,634,937       35,232,350       34,774,715       35,121,772
      Average Diluted                                 37,928,410       39,205,285       37,975,491       38,912,375
      Actual End of Period                            34,632,263       35,387,053       34,632,263       35,387,053

          See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEET
FERRO CORPORATION AND SUBSIDIARIES
JUNE 30, 2000 AND DECEMBER 31, 1999

                                              (Dollars in Thousands)
                                          (Unaudited)        (Audited)
ASSETS                                       2000              1999
                                           --------          --------

Current Assets:
     Cash and Cash Equivalents             $ 21,653          $  7,114
     Net Receivables                        272,700           261,501
     Inventories                            171,780           170,663
     Other Current Assets                    50,074            51,251
                                           --------          --------

        Total Current Assets               $516,207          $490,529

Net Plant & Equipment                       320,125           330,393
Unamortized Intangibles                      93,954            93,412
Other Assets                                 52,664            57,416
                                           --------          --------
                                           $982,950          $971,750
                                           ========          ========


LIABILITIES

Current Liabilities:
     Notes and Loans Payable               $ 28,980          $ 45,939
     Accounts Payable, Trade                139,906           131,923
     Income Taxes                            13,986             6,777
     Accrued Compensation                    18,379            19,246
     Other Current Liabilities              123,176           133,748
                                           --------          --------

        Total Current Liabilities          $324,427          $337,633

Long - Term Debt                            256,306           236,794
Postretirement Liabilities                   50,324            49,712
Other Liabilities                            45,609            50,616
Shareholders' Equity                        306,284           296,995
                                           --------          --------
                                           $982,950          $971,750
                                           ========          ========

See Accompanying Notes to Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FERRO CORPORATION AND SUBSIDIARIES

                                                            Six Months Ended
                                                                 June 30
                                                     (Unaudited)           (Unaudited)
(Dollars in Thousands)                                   2000                 1999
======================================================================================

Net Cash Provided by Operating Activities              $47,966                $73,187

Cash Flow from Investing Activities:

     Capital Expenditures for Plant and Equipment      (23,241)               (48,233)

     Acquisitions and Divestitures, net                 15,370                (37,443)

     Other Investing Activities                         (1,000)                   (62)
--------------------------------------------------------------------------------------
Net Cash (Used for) Provided by Investing Activities    (8,871)               (85,738)


Cash Flow from Financing Activities:
     Net Borrowings (Payments) Under Short-Term Lines  (16,959)                24,239
     Proceeds from long-term debt                       19,963                  1,944
     Purchase of Treasury Stock                        (17,582)                (9,850)
     Cash Dividend Paid                                (11,878)               (11,394)
     Other Financing Activities                          1,956                  4,612
--------------------------------------------------------------------------------------
Net Cash (Used for) Provided by Financing Activities   (24,500)                 9,551
Effect of Exchange Rate Changes on Cash                    (55)                  (181)
--------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents        14,539                 (3,180)
Cash and Cash Equivalents at Beginning of Period         7,114                 12,185
--------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $21,653                 $9,005
======================================================================================
Cash Paid During the Period for:
     Interest, net of amounts capitalized              $10,249                 $6,670
     Income Taxes                                      $10,162                $11,212
======================================================================================

          See accompanying notes to consolidated financial statements

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. The results of the three months ended June 30, 2000 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.   Comprehensive Income

     Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $21.5 million and $12.1 million for the three months ended June 30, 2000 and 1999, respectively and $35.6 million and $10.1 million for the six months ended June 30, 2000 and 1999, respectively. Accumulated other comprehensive income (loss) at June 30, 2000 and December 31, 1999 was ($77.4) million and ($71.1) million, respectively.

3.   Earnings Per Share Computation

                                                 Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                               2000                1999                2000                1999
                                            ----------------------------------------------------------------------
Average Basic Shares Outstanding            34,634,937          35,232,350          34,774,715          35,121,772
Adjustments for Assumed Conversion
  of Convertible Preferred Stock
  and Common Stock Options                   3,293,473           3,972,935           3,200,776           3,790,603
                                            ----------------------------------------------------------------------
AVERAGE DILUTED SHARES                      37,928,410          39,205,285          37,975,491          38,912,375





     Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding.

     Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock to common stock divided by average diluted shares outstanding.

4.   Contingent Liabilities

     The Company is party to administrative proceedings relating to emissions from its plant in Hammond, Indiana. In these proceedings, the United States Environmental Protection Agency (U.S. EPA) is seeking to impose fines relating to the former production of PyroChek(R) at the Hammond plant
     (see the description in Part II Item 1). The Company is vigorously contesting these claims for if the matter cannot be resolved through negotiation, and the United States pursues and recovers the maximum potential penalties on all of its claims, it could have a material adverse effect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the consolidated financial statements.

     At the prompting of several residents near Hammond, Indiana, U.S. Congressional Representative Viclosky has requested the U.S. Department of Health's Agency for Toxic Substances and Disease Registry (ATSDR) to investigate a possible "cluster" of pediatric cancers of the central nervous system found in the Hammond area and to assess whether operations of the Company's Hammond facility pose an unreasonable risk to health or the environment. The Company responded to several requests for information from the ATSDR. In June 2000 the ATSDR released the results of their Exposure Investigation which was designed to determine if residents who live in the community near the Keil Chemical facility are being exposed to certain airborne contaminants, ethylene dichloride and vinyl chloride, at levels of health concern. The ATSDR Exposure Investigation did not detect these contaminants at levels of health concern. The Indiana State Department of Health is reviewing health statistics data to determine whether the Hammond area has experienced a higher than expected incidence of childhood cancers. The ATSDR will be reviewing other environmental data to be released in a future report. The Company intends to cooperate with all reasonable requests in connection with the evaluations.

     On June 22, 2000, a wrongful death lawsuit captioned Gwen Pearson and Steven Pearson v. Kiel Chemical, a Division of Ferro Corporation, Cause No. 45D05005CT0238, was filed in Lake Superior Court, Lake County, Indiana. The complaint alleges that Ferro was negligent and or reckless in failing to control emissions at its Hammond plant, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. Ferro believes it has valid defenses to the allegations made in the claims and is preparing to vigorously defend its position.

     There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

5.   Reporting for Segments

     The Company's reportable segments are Coatings, Chemicals and Plastics. Coatings products include ceramic glaze coatings, inorganic color, powder and porcelain enamel coatings and electronic materials. Chemicals' consists of polymer additives, petroleum additives and performance and fine chemicals. The Plastics segment derives its revenues mostly from plastic colorants and filled and reinforced plastics. The Company measures segment profit for internal reporting purposes as net operating profit before interest and tax. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

     Sales to external customers are presented in the following chart. Intersegment sales are not material.

FERRO CORPORATION AND SUBSIDIARIES
SEGMENT DATA (UNAUDITED)

                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             JUNE 30,                              JUNE 30,
(Dollars in Thousands)
SEGMENT SALES                        2000               1999               2000               1999
--------------------------------------------------------------           ---------------------------
     Coatings                      $225,902           $195,987           $445,237           $395,181
     Chemicals                       72,646             74,742            143,859            146,215
     Plastics                        67,278             66,306            137,342            127,120
--------------------------------------------------------------           ---------------------------
Total                              $365,826           $337,035           $726,438           $668,516

SEGMENT INCOME
--------------------------------------------------------------           ---------------------------
     Coatings                      $ 25,039           $ 22,764           $ 50,753           $ 46,310
     Chemicals                       11,352              8,628             20,635             17,066
     Plastics                         4,018              7,846              9,708             13,873
--------------------------------------------------------------           ---------------------------
Total                              $ 40,409           $ 39,238           $ 81,096           $ 77,249

    Unallocated Expenses              3,016              3,799              7,582              9,338
    Interest Expense                  5,709              4,037             11,334              7,955
    Foreign Currency Gain              (464)              (241)              (832)              (410)
    Other Expense-Net                (1,006)             1,214                389              2,572
--------------------------------------------------------------           ---------------------------
Income Before Taxes                $ 33,154           $ 30,429           $ 62,623           $ 57,794

Unallocated expenses consist primarily of corporate costs.

6.   Acquisitions and Divestitures

     On June 30, 2000 the Company completed the previously announced sale of its Pyro Chek flame retardant business to Albemarle Corporation. This divestiture was not material to Ferro.

     On June 22, 2000 the Company announced that it had signed a definitive agreement to acquire the polymer modifiers business and related manufacturing facilities of Solutia Inc., St. Louis, Missouri. Solutia's polymer modifier business is a key global producer of specialty plasticizers (chemical additives) and other modifiers used in the production of a variety of plastics. The transaction is expected to close during the third quarter of 2000.

     Under the terms of the agreement, Ferro would acquire the business, as well as portions of Solutia's Delaware River plant in Bridgeport, New Jersey. Ferro would also acquire manufacturing units in Newport, Wales and in Antwerp, Belgium.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of the Three Months Ended June 30, 2000 and 1999.

Second quarter 2000 net sales of $365.8 million were 8.5% more than the $337.0 million of the comparable 1999 period. Sales increased 15.3% in the Coatings segment and 1.5% in the Plastics segment. Chemicals' sales decreased 2.8%.

Overall volume growth was approximately 11% in the quarter, with just over half coming from internal volume growth and just under half from acquisitions. Volume growth was most evident in the Company's rapidly growing electronic materials business. Volume growth also was positive in all regions and was particularly strong in the Asia-Pacific and European regions. The performance of the electronic materials business was a major factor in strong U.S. sales growth. Foreign currency translation had a negative impact of $11.7 million on sales.

Gross margin declined to 27.7% of sales as compared to 28.6% for the comparable 1999 period. Lower overall gross margin was driven by a significant decline in the Plastics segment. Currently, the Plastics segment is experiencing a significant increase in the cost of major raw materials, which has put pressure on margins in the group.

Selling, administrative and general expenses increased by 4.9% compared to the same quarter in 1999, primarily as a result of acquisitions made within the past year. As a percentage of sales, selling, administrative and general expenses were lower at 17.5% versus 18.1% in the 1999 second quarter.

Based on the portion of the proceeds collected from the sale of its Pyro-Chek flame retardants business, the Company recognized a small pre-tax gain in the other income line of the income statement. This gain accounts for a portion of the change in other income/expense from a $1.2 million expense in the 1999 second quarter to $1.0 million in income in the second quarter of 2000.

Certain elements of the gain on the sale were treated differently for tax purposes, as a result, the tax charge associated with the transaction was just over 100% of the gain recognized for financial reporting purposes. Therefore, there was virtually no effect on net income or earnings per share from this transaction. For the same reason, the Company's effective tax rate was higher than usual during the quarter.

Net income for the quarter climbed to $20.2 million, compared to $19.2 million for the second quarter of 1999. Earnings of $0.53 (diluted) per share, increased 10.4% compared to the $0.48 earned in the 1999 second quarter.

QUARTERLY SEGMENT RESULTS

Second quarter sales in the Coatings segment increased 15.3 % to $225.9 million compared to $196.0 in the 1999 second quarter. The electronic materials business was the main growth driver, capitalizing on fast growing markets and boosted by the TAM acquisition. In addition, the Coatings segment - Ferro's most global segment - experienced strong volume growth in both Europe and Asia-Pacific. These sales drivers were enough to offset a significant reduction in sales due to negative foreign currency exchange. Segment income improved 10.0 % to $25.0 million compared to $22.8 million in the second quarter of 1999. Margins for the Coatings segment were impacted negatively by higher raw materials costs, particularly in Europe.

Chemicals' segment sales were $72.6 million compared to second quarter 1999 sales of $74.7 million. Improved volume in certain core product lines within the polymer additives and performance and fine chemicals businesses were not enough to offset a plan to walk away from certain low margin, commodity business in these areas. Additionally volumes were weaker in other product lines. Segment income improved 31.6 % to $11.4 million compared to $8.6 million in the same quarter in 1999. The segment's margins have improved significantly as a result of a strategic effort to focus on value-added, higher margin product lines and some benefit from lower raw material costs.

Sales for the Plastics group improved slightly to $67.3 million compared to $66.3 million in the same quarter in 1999. Some softness in demand for durable goods, particularly in the automotive market, negatively impacted sales. Segment income for the group was $4.0 million compared to $7.8 million in the second quarter of 1999, which was a record quarter. The Plastics segment is experiencing significant margin pressure as raw material costs for certain key resins have increased significantly. The Company is attempting to recoup those costs through price increases.

GEOGRAPHIC SALES

Sales in the United States were $214.2 million for the three months ended June 30, 2000 compared to $187.2 million for the three months ended June 30, 1999. International sales were $151.6 million for the three months ended June 30, 2000, compared to $149.8 million in the three months ended June 30, 1999. International sales were higher primarily due to strong volume growth particularly in the Europe and Asia-pacific regions. Foreign currency translation had a significant negative impact on sales reported for international operations. In particular, the Euro currency is valued significantly lower versus the U.S. dollar compared to the second quarter of 1999. Foreign currency translation reduced sales by $11.7 million in the quarter.

Comparison of the Six Months Ended June 30, 2000 and 1999

Net sales for the six months ended June 30, 1999 of $726.4 million were 8.7% higher than the $668.5 million of the comparable 1999 period. Sales increased 12.7% in the Coatings segment and 8.0% in the Plastics segment. Chemicals' sales decreased 1.6%.

The increase in sales was attributable to higher overall volume growth and acquisitions made within the past year. The coatings segment recorded double-digit growth, driven particularly by the strength of the electronic materials business. Volume growth and slightly better price/mix, were enough to offset negative foreign currency translation. The strengthening of the United States dollar against foreign currencies lowered sales by $24.4 million compared to the 1999 period. In particular, currencies in Europe were substantially weaker than during the 1999 period.

Gross margin as a percent of sales was 27.7% compared to 28.2% for the comparable 1999 period. Lower gross margins were the result of a significant decline in margins in the Plastics segment. Currently, the Plastics segment is experiencing a significant increase in the cost of major raw materials, which has put short-term pressure on margins in the group.

Selling, administrative and general expenses increased by 6.0% versus the first half of 1999 due to acquisitions made within the past year. As a percentage of sales SG&A costs were lower at 17.6% compared to 18.1% for the first six months of 1999.

Net income for the six months ended June 30, 2000 reached $38.6 million, up 6.3% from the $36.3 million recorded in the first half of 1999. Earnings rose to $1.01 (diluted) per share, up 11.0% from the $0.91 for the 1999 first half.

SIX MONTHS SEGMENT RESULTS

For the first six months of 1999, sales in the Coatings segment increased 12.7% to $445.2 million compared to sales of $395.2 million in the 1999 period. Sales increased on the strength of higher volume and an acquisition made within the past year. Foreign currency translation reduced sales by $19.2 million compared to the 1999 period. Segment income increased 9.6% to $50.8 million from $46.3 million recorded in the first six months of 1999. Margins decreased slightly in this segment due to higher costs of raw materials, particularly in European operations.

Chemicals' sales were $143.9 million down 1.6% from sales of $146.2 million for the six months ended June 30, 1999. The primary driver of lower sales was a strategic initiative in this segment to re-focus on higher margin applications and reduce sales of lower margin product lines. This strategy has the combined impact of lowering volumes but increasing profit margins. Segment income for the chemicals segment increased 20.9% to $20.6 million compared to $17.1 million in the first half of 1999.

The Plastics segment recorded sales of $137.3 million, an increase of 8.0% compared to sales of $127.1 million for the six months ended June 30, 1999. Sales improvement was most notable in the first quarter and included a strong contribution from the APC acquisition, which was completed in March 1999. In the second quarter the group saw volume growth slow due to some softness in consumer durable goods, particularly the automotive market. Volume growth overall was strong and the segment recorded slightly better price/mix. Segment income was $9.7 million compared to segment income of $13.9 million for the same period in 1999. The Plastics segment is experiencing significant margin pressure as raw material costs for certain key resins have increased significantly. The Company is attempting to recoup those costs through price increases.

GEOGRAPHIC SALES

Sales in the United States were $423.4 million for the six months ended June 30, 2000 compared to $369.5 million for the six months ended June 30, 1998. The increase in sales in the United States reflects acquisitions completed in 1999, volume growth and slightly better price/mix. International sales edged higher to $303.0 million for the six months ended June 30, 2000, compared to $299.0 million in the six months ended June 30, 1999. Although volume growth was significantly better than in the 1999 period, negative foreign currency translation had a $24.4 million negative impact on sales.

Liquidity and Capital Resources

The Company's liquidity requirements include capital investments, working capital requirements, acquisitions, and to a lesser extent, interest expense. The Company expects to be able to meet its working capital requirements and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available a $300 million five-year revolving credit facility with seven domestic banks. The Company had borrowed $100 million under this facility as of June 30, 2000. The Company is actively pursuing its acquisition strategy and may, from time to time, use its existing revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions. The Company also has $245.0 million of availability under a universal shelf registration pursuant to which various types of public securities may be issued.

Net cash provided by operating activities for the six months ended June 30, 2000, was $48.0 million compared to the $73.2 million recorded in the first half of 1999. Sales increased by 8.7% in the first six months of 2000 resulting in higher levels of working capital compared to the 1999 period. Cash used for investing activities was $8.9 million in the 2000 period compared to $85.7 million in 1999. The decrease in investing activities is due to a lower level of capital expenditures, including systems investments, the sale of the Pyro-Chek flame retardant business in the second quarter of 2000 and the acquisition of the Advanced Polymer Compounding (APC) business in the first quarter of 1999. Net cash used for financing activities was $24.5 million in the 2000 period compared to cash provided of $9.6 million in 1999. The change in net cash from financing activities was due to the acquisition of APC made in 1999 and the divestiture of Pyro-Chek completed this year. In addition, the Company increased the amount of common shares repurchased.

ENVIRONMENTAL

The Company received "Notices of Violation" from the United States Environmental Protection Agency in 1999 alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek process at its facility in Hammond, Indiana. See the description in Part II, Item 1 to this Form 10-Q. The Company completed the sale of assets relating to the Pyro-Chek process and ceased production of Pyro-Chek at Hammond. The Company will continue to be responsible for any claims relating to all past operations at Hammond, including those related to Pyro-Chek production. The Company is vigorously contesting these claims. If the matter cannot be resolved through negotiation, and the United States pursues and recovers the maximum potential penalties on all of its claims, it could have a material adverse affect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse affect.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the success of the Company's acquisition program; market acceptance of new product introductions; changes in customer requirements, markets or industries served; changing economic conditions; changes in foreign exchange rates, especially in Europe; changes in the prices of major raw materials; significant technological or competitive developments; and the impact of environmental proceedings discussed herein under the heading "Environmental" in Management's Discussion and Analysis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first six months of 2000 that effect the disclosures presented in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999, which disclosure is incorporated here by reference.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S.EPA) issued "Notices of Violation" (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek7 process. The U.S.EPA has also submitted requests seeking information from the Company related to the alleged violations. The Company has met with U.S.EPA and entered into negotiations intended to resolve the issues raised in the NOVs. If these issues are not resolved in negotiations, the United States may bring an enforcement action against the Company based on the violations alleged in the NOVs. If the United States were to initiate such an action and prevail on all claims, it could have a material adverse effect on the financial statements of the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect.

On June 22, 2000, a wrongful death suit lawsuit captioned Gwen Pearson and Steven Pearson v. Kiel Chemical, a Division of Ferro Corporation, Cause No. 45D05005CT0238, was filed in Lake Superior Court, Lake County, Indiana. The complaint alleges that Ferro was negligent and or reckless in failing to control emissions at the Hammond facility, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. Ferro believes it has valid defenses to the allegations made in the claims and preparing to vigorously defend its position.

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

         (b) The Company has not filed any reports on Form 8-K for the quarter June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FERRO CORPORATION
                               (Registrant)




Date: August 11, 2000

                              /s/ Hector R. Ortino
                              Hector R. Ortino
                              ----------------------------------
                              Chairman and Chief Executive Officer





Date: August 11, 2000

                              /s/ Bret W. Wise
                              ----------------------------------
                              Bret W. Wise
                              Senior Vice President and Chief Financial Officer

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

(4) Instruments defining rights of security holders, including indentures

        (a) Revolving Credit Agreement by and between Ferro and seven commercial banks dated May 9, 2000. (Reference is made to Exhibit 4(a) to Ferro Corporation's quarterly report on Form 10-Q for the three months ended March 31, 2000, which Exhibit is incorporated here by reference.)

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

*(27) Financial Data Schedule for the Quarter Ended June 30, 2000
      (Electronic Filing Only)