Form 10-Q
period 2000-09-30
FERRO CORP
filed 2000-11-14
CIK 35214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

At October 31, 2000, there were 34,217,923 shares of Ferro common stock, par value $1.00, outstanding.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FERRO CORPORATION AND SUBSIDIARIES



                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30                             September 30
                                                          (Unaudited)         (Unaudited)           (Unaudited)         (Unaudited)
(Dollars in Thousands, except per share amounts)             2000                 1999                2000                 1999
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                               $    359,686         $    338,035        $  1,086,125         $  1,006,551
Cost of Sales                                                263,164              244,706             788,122              724,547
Selling, Administrative and General Expenses                  62,039               59,800             190,004              180,564
Other Charges (Credits):
  Interest Expense                                             6,551                4,563              17,885               12,518
  Net Foreign Currency (Gain) Loss                            (1,292)                 334              (2,124)                 (76)
  Other Expense - Net                                            643                  114               1,034                2,686
                                                        ------------         ------------        ------------         ------------
      Income Before Taxes                                     28,581               28,518              91,204               86,312
Income Tax Expense                                            10,391               10,452              34,462               31,971
                                                        ------------         ------------        ------------         ------------
Net Income                                                    18,190               18,066              56,742               54,341

Dividend on Preferred Stock, Net of Tax                          846                  950               2,626                2,841
                                                        ------------         ------------        ------------         ------------
Net Income Available to Common Shareholders             $     17,344         $     17,116        $     54,116         $     51,500
                                                        ============         ============        ============         ============
Per Common Share Data:
      Basic Earnings                                    $       0.50         $       0.48        $       1.56         $       1.46
      Diluted Earnings                                  $       0.48         $       0.45        $       1.49         $       1.37

Shares Outstanding:
      Average Outstanding                                 34,495,234           35,367,865          34,681,555           35,203,803
      Average Diluted                                     37,593,916           39,010,532          37,848,300           38,945,094
      Actual End of Period                                34,328,186           35,352,524          34,328,186           35,352,524

--------------------------------------------------------------------------------
See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
FERRO CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                            (Dollars in Thousands)
                                         (Unaudited)        (Audited)
ASSETS                                      2000              1999
                                         ----------        ----------
Current Assets:
     Cash and Cash Equivalents           $   28,179        $    7,114
     Net Receivables                        195,096           261,501
     Inventories                            172,863           170,663
     Other Current Assets                    62,985            51,251
                                         ----------        ----------
        Total Current Assets             $  459,123        $  490,529

Net Property, Plant, & Equipment            383,551           330,393
Unamortized Intangible Assets               139,633            93,412
Other Assets                                 51,886            57,416
                                         ----------        ----------
                                         $1,034,193        $  971,750
                                         ==========        ==========
LIABILITIES

Current Liabilities:
     Notes and Loans Payable             $   63,351        $   45,939
     Accounts Payable, Trade                142,776           131,923
     Other Current  Liabilities             152,300           159,771
                                         ----------        ----------

        Total Current Liabilities        $  358,427        $  337,633

Long - Term Debt                            280,866           236,794
Other Liabilities                            95,770           100,328
Shareholders' Equity                        299,130           296,995
                                         ----------        ----------
                                         $1,034,193        $  971,750
                                         ==========        ==========


See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FERRO CORPORATION AND SUBSIDIARIES

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                             (Unaudited)      (Unaudited)
(Dollars in Thousands)                                                          2000               1999
=========================================================================================================
Net Cash Provided from Operating Activities                                   $  73,915         $ 107,382

Cash Flow from Investing Activities:
     Capital Expenditures for Plant and Equipment                               (37,398)          (62,290)
     Acquisitions and Divestitures,  net                                       (114,483)         (117,544)
     Other Investing Activities                                                     573            (2,100)
---------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                          (151,308)         (181,934)

Cash Flow from Financing Activities:
     Asset Securitization                                                        79,100                 -
     Net Borrowings (Payments) Under Short-Term Financing Arrangements           17,412            (3,022)
     Proceeds from long-term debt                                                44,831           117,193
     Purchase  of  Treasury  Stock                                              (26,161)          (13,611)
     Cash Dividend Paid                                                         (17,748)          (17,120)
     Other Financing Activities                                                   2,055            (8,995)
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                        99,489            74,445
Effect of Exchange Rate Changes on Cash                                          (1,031)             (121)
---------------------------------------------------------------------------------------------------------
Increase (Decrease)  in Cash and Cash Equivalents                                21,065              (228)
Cash and Cash Equivalents at Beginning of Period                                  7,114            12,185
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                    $  28,179         $  11,957
=========================================================================================================
Cash Paid During the Period for:
     Interest, net of amounts capitalized                                     $  13,710         $   7,806
     Income Taxes                                                             $  21,475         $  16,952
---------------------------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

   The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. The results of the three months ended September 30, 2000 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.  Comprehensive Income

   Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $6.6 million and $21.2 million for the three months ended September 30, 2000 and 1999, respectively and $42.2 million and $31.3 million for the nine months ended September 30, 2000 and 1999, respectively. Accumulated other comprehensive income (loss) at September 30, 2000 and December 31, 1999 was ($88.9) million and ($74.4) million, respectively.

3.  Earnings Per Share Computation

                                               Three Months Ended                    Nine Months Ended
                                                  September 30,                        September 30,
                                              2000              1999              2000              1999
                                           ----------------------------------------------------------------
 Average Basic Shares Outstanding          34,495,234        35,367,865        34,681,555        35,203,803
 Adjustments for Assumed Conversion
  of Convertible Preferred Stock
  and Common Stock Options                  3,098,682         3,642,667         3,166,745         3,741,291
                                           ----------------------------------------------------------------
AVERAGE DILUTED SHARES                     37,593,916        39,010,532        37,848,300        38,945,094

   Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding.

   Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock to common stock divided by average diluted shares outstanding.

4.  Contingent Liabilities

   The Company received "Notices of Violation" from the United States Environmental Protection Agency in 1999 alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek process at its facility in Hammond, Indiana. See the description in Part II, Item 1 to this Form 10-Q. The Company completed the sale of assets relating to the Pyro-Chek process and ceased production of Pyro-Chek at Hammond in June 2000. The Company will continue to be responsible for any claims relating to all past operations at Hammond, including those related to Pyro-Chek production. The Company is vigorously contesting these claims. If the matter cannot be resolved through negotiation, and the United States pursues and recovers the maximum potential penalties on all of its claims, it could have a material adverse effect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect.

   At the prompting of several residents of Lake County, Indiana, U.S. Congressional Representative Visclosky requested the U. S. Department of Health's Agency for Toxic Substances and Disease Registry (ATSDR) to investigate a possible "cluster" of pediatric cancers of the central nervous system found in the Hammond area and to assess whether operations of the Company's Hammond facility pose an unreasonable risk to human health. The ATSDR issued a report in June 2000, stating that current emissions from the Company's Hammond Facility were below levels of health concern. The portion of the ATSDR investigation regarding cancer incidence is still pending.

   On May 25, 2000, a wrongful death suit lawsuit captioned Gwen Pearson and Steven Pearson v. Kiel Chemical, a Division of Ferro Corporation, was filed in Lake Superior Court, Lake County, Indiana. The complaint alleges that Ferro was negligent and or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. Ferro believes it has valid defenses to the allegations made in this suit and is preparing to vigorously defend its position. If the matter goes to a trial and the Plaintiffs prevail all of their claims, it could have a material adverse affect on the Company.

   There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

5.  Reporting for Segments

   The Company's reportable segments are Coatings, Chemicals and Plastics. Coatings products include ceramics and color, industrial coatings and electronic materials. Chemicals' consists primarily of polymer additives and performance and fine chemicals. The Plastics segment derives its revenues mostly from plastic colorants and plastic compounds. The Company measures segment profit for internal reporting purposes as net operating profit before interest and tax. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

   Sales to external customers are presented in the following chart. Intersegment sales are not material.

FERRO CORPORATION AND SUBSIDIARIES
SEGMENT DATA (UNAUDITED)

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
(Dollars in Thousands)                              SEPTEMBER 30                        SEPTEMBER 30
SEGMENT SALES                                 2000                1999             2000               1999
                                             -------            -------           -------            -------
   Coatings                                  218,927            201,680           664,164            596,861
   Chemicals                                  77,691             72,422           221,550            218,637
   Plastics                                   63,068             63,933           200,411            191,053
                                              -------------------------            -------------------------
                                             359,686            338,035         1,086,125          1,006,551
SEGMENT INCOME
   Coatings                                   25,833             22,643            76,576             68,954
   Chemicals                                   9,777              7,951            30,409             25,017
   Plastics                                    2,715              6,411            12,423             20,284
                                              -------------------------            -------------------------
Total                                         38,325             37,005           119,408            114,255

  Unallocated Expenses                         3,842              3,476            11,409             12,815
  Interest Expense                             6,551              4,563            17,885             12,518
  Net Foreign Currency (Gain) Loss            (1,292)               334            (2,124)               (76)
  Other Expense-Net                              643                113             1,034              2,686
                                              -------------------------            -------------------------
Income Before Taxes                           28,581             28,519            91,204             86,312

Unallocated expenses consist primarily of corporate costs.

6. Acquisitions and Divestitures

   On August 18, 2000, the Company completed the previously announced acquisition of the polymer modifiers business and related manufacturing facilities of Solutia Inc., St. Louis, Missouri. The polymer modifiers business is a key global producer of specialty plasticizers (chemical additives) and other modifiers used in the production of a variety of plastics.

   On October 31, 2000, the Company announced that it had signed a definitive agreement to acquire Pfanstiehl Laboratories, Inc., located in Waukegan, Illinois.

   Pfanstiehl Laboratories produces a broad range of fine chemicals, including advanced pharmaceutical intermediates and active pharmaceutical ingredients as well as dietary supplements and food and cosmetic additives. The transaction is expected to be completed in Ferro's fourth quarter ending December 31, 2000.

7. Asset Securitization

   In September 2000, the Company entered into an agreement to sell, on an ongoing basis, a pool of trade receivables to a wholly owned special purpose subsidiary of the Company. The subsidiary in turn sold the pool of receivables to a multi-seller securitization company. The Company services, administers and collects the receivables on behalf of the purchaser. Proceeds from the sale of receivables were $79.1 million and were used to reduce existing borrowings.

8. Recent Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as amended by Statements 137 and
   138. The Company expects to adopt the new Standards on January 1, 2001. The Standards require that derivatives be measured at fair value and be recorded as assets or liabilities on the balance sheet. Gains or losses resulting from changes in fair values would be accounted for dependent upon the use of the derivative and whether it qualifies for hedge accounting. The Company believes that implementation of these standards will not have a material impact on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of the Three Months Ended September 30, 2000 and 1999.
-----------------------------------------------------------------

Third quarter 2000 total net sales of $359.7 million were 6.4% more than the $338.0 million of the comparable 1999 period. Sales increased 8.6% in the Coatings segment and 7.3% in the Chemicals segment. Plastics sales decreased 1.4%.

Overall volume growth was approximately 12% in the quarter, with just under half coming from internal volume growth and just over half from acquisitions. Volume growth was most evident in the Company's Coatings segment and was driven by the rapidly growing electronic materials business. Volume growth also was strong in the Asia-Pacific and European regions. U.S. sales growth was driven by a combination of stronger electronic sales and acquisitions. Foreign currency translation had a negative impact on sales of 4.7%.

Gross margin declined to 26.8% of sales as compared to 27.6% for the comparable 1999 period. The lower margins were driven by a significant decline in the Plastics segment. The Plastics segment continued to experience a significant increase in the cost of major raw materials, which has put pressure on margins in the group.

Selling, administrative and general expenses increased by 3.7% compared to the same quarter in 1999, primarily as a result of acquisitions made within the past year. As a percentage of sales, selling, administrative and general expenses were lower at 17.2% versus 17.8% in the 1999 third quarter.

Net income for the quarter was $18.2 million, compared to $18.1 million for the third quarter of 1999. Earnings of $0.48 (diluted) per share, increased 6.7% compared to the $0.45 earned in the 1999 third quarter.

QUARTERLY SEGMENT RESULTS

The Coatings segment continued to demonstrate strong growth in both sales and earnings despite the significant negative impact of foreign currency translation. The Coatings segment is Ferro's most international segment with more than 50% of sales derived outside the United States. Sales grew by 8.6% to reach $218.9 million compared with $201.7 million in the 1999 third quarter. Higher sales were driven primarily from continued strong demand for the Company's electronic materials. The Coatings segment also generated very strong volume improvement internationally in Europe and Asia. The Company has focused on investing in high-growth, core businesses, including electronic materials, and in the global growth of select businesses, including the tile business in Asia. Segment income increased 14.1% to $25.8 million compared with $22.6 million in the third quarter of 1999. Increased margins in the electronic materials business was the most significant driver of improved performance.

The acquisition of the Polymer Modifiers business, completed August 18, 2000, helped drive the Chemicals segment sales 7.3% higher. This was the first full quarter of operations without the PyroChek flame retardants business, which was sold at the end of June 2000. Segment income increased to $9.8 million compared with $8.0 million in the third quarter of 1999. This represented a record for the Chemicals segment. Acquisitions, ongoing productivity improvements and lower raw material costs all contributed to record segment income.

Increasing resin costs have plagued plastics' producers throughout much of 2000 and had a significant impact on margins in Ferro's Plastics segment. These higher costs were the main factor driving segment income lower to $2.7 million, compared with $6.4 million in the third quarter of 1999. The Plastics segment also experienced some slowdown in certain end markets. This impacted the Company's ability to raise prices to offset the impact of higher raw material costs.

GEOGRAPHIC SALES

Sales in the United States were $220.4 million for the three months ended September 30, 2000 compared to $188.4 million for the three months ended September 30, 1999. Sales in the United States increased on the strength of the electronic materials business and acquisitions. International sales were $139.3 million for the three months ended September 30, 2000, compared to $149.6 million in the three months ended September 30, 1999. International sales were lower primarily due to foreign currency translation, which had a significant negative impact on sales reported for international operations. In particular, the Euro has declined significantly versus the U.S. dollar in 2000. Foreign currency translation reduced sales by $16.0 million in the 2000 quarter.

Comparison of the Nine Months Ended September 30, 2000 and 1999
---------------------------------------------------------------

Total net sales for the nine months ended September 30, 2000 were $1,086.1 million an increase of 7.9% compared to the $1,006.6 million of the comparable 1999 period. Sales increased 11.3% in the Coatings segment, 1.3% in the Chemicals segment and 4.9% in the Plastics segment.

An even combination of higher volume growth and acquisitions were the main drivers of improved sales. These factors were enough to offset a 4.0% negative impact from foreign currency translation, or $40.5 million. In particular, currencies in Europe were substantially weaker than during the 1999 period. The Coatings segment recorded particularly strong volume growth, driven by the strength of the electronic materials business and growth in Europe and Asia. Plastics also recorded solid volume growth, particularly in the first half of 2000.

Gross margin as a percent of sales was 27.4% compared to 28.0% for the comparable 1999 period. Lower gross margins were the result of a significant decline in gross margins in the Plastics segment, which was caused by a significant increase in the cost of major raw materials.

Selling, administrative and general expenses increased by 5.2% versus the first nine months of 1999 due to acquisitions made within the past year. As a percentage of sales SG&A costs were lower at 17.5% compared to 17.9% for the first nine months of 1999.

Net income for the nine months ended September 30, 2000, reached $56.7 million, compared to $54.3 million recorded in the first nine months of 1999. Earnings rose to $1.49 (diluted) per share, up 8.8% from the $1.37 for the 1999 period.

NINE MONTHS SEGMENT RESULTS

For the first nine months of 1999, in the Coatings segment increased 11.3% to $664.2 million compared to sales of $596.9 million in the 1999 period. Sales increased on the strength of higher volumes and an acquisition made within the past year. Foreign currency translation reduced sales by $31.8 million compared to the 1999 period. Segment income increased 11.1% to $76.6 million from $69.0 million recorded in the first nine months of 1999.

Chemicals' sales were $221.6 million, an increase of 1.3% from sales of $218.6 million for the nine months ended September 30, 1999. The primary driver of increased sales was an acquisition completed in the third quarter of 2000. Segment income for the chemicals segment increased 21.6% to $30.4 million compared to $25.0 million in the first nine months of 1999, with acquisitions playing a role in increased profitability.

The Plastics segment recorded sales of $200.4 million, an increase of 4.9% compared to sales of $191.1 million for the nine months ended September 30, 1999. Sales improvement was most notable in the first half of 2000 and included solid volume growth. Segment income was $12.4 million compared to segment income of $20.3 million for the comparable period in 1999. The Plastics segment is experiencing significant margin pressure as costs for certain key resins have increased significantly.

GEOGRAPHIC SALES

Sales in the United States were $637.1 million for the nine months ended September 30, 2000 compared to $549.5 million for the nine months ended September 30, 1999. The increase in sales in the United States relates primarily to acquisitions completed in 1999 and 2000, volume growth and better price/mix. International sales declined slightly to $449.0 million for the nine months ended September 30, 2000, compared to $457.0 million in the nine months ended September 30, 1999. Although volume growth was significantly better than in the 1999 period, negative foreign currency translation had a $40.4 million negative impact on sales.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity requirements include capital investments, working capital requirements, acquisitions, and to a lesser extent, interest expense. The Company expects to be able to meet its working capital requirements and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available a $300.0 million five-year revolving credit facility with seven domestic banks. The Company had borrowed $125.0 million under this facility as of September 30, 2000. The Company is actively pursuing its acquisition strategy and may, from time to time, use its existing revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions. The Company also has $245.0 million available under a universal shelf registration pursuant to which various types of public securities may be issued.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $73.9 million, compared to the $107.4 million recorded in the first nine months of 1999. The decrease in cash provided by operating activities is due primarily to changes in other current assets and liabilities. Cash used for investing activities was $151.3 million in the 2000 period compared to $181.9 million in 1999. The decrease in investing activities is primarily due to a lower level of capital expenditures, including systems investments. Net cash provided by financing activities was $99.5 million in the 2000 period compared to cash provided of $74.4 million in 1999. The change in net cash from financing activities was due to an asset securitization agreement completed during the third quarter (see note 7 to the condensed consolidated financial statements, and a reduction in the amount of long-term borrowing requirements in 2000. In addition, the Company increased the amount of common share repurchases in 2000.

Environmental

The Company received "Notices of Violation" from the United States Environmental Protection Agency in 1999 alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro-Chek process at its facility in Hammond, Indiana. See the description in Part II, Item 1 to this Form 10-Q. The Company completed the sale of assets relating to the Pyro-Chek process and ceased production of Pyro- Chek at Hammond in June 2000. The Company will continue to be responsible for any claims relating to all past operations at Hammond, including those related to Pyro-Chek production. The Company is vigorously contesting these claims. If the matter cannot be resolved through negotiation, and the United States pursues and recovers the maximum potential penalties on all of its claims, it could have a material adverse affect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse affect.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the successful completion of the Company's acquisition of Pfanstiehl Laboratories; the success of the Company's acquisition program; market acceptance of new product introductions; changes in customer requirements, markets or industries served; changing economic conditions; changes in foreign exchange rates, especially in Europe; changes in the prices of major raw materials; significant technological or competitive developments; and the impact of environmental proceedings discussed herein under the heading "Environmental" in Management's Discussion and Analysis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first nine months of 2000 that affect the disclosures presented in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999, which disclosure is incorporated here by reference.

PART II   - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S.EPA) issued Notices of Violation (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related State laws in modifying and operating the Pyro- Chek process. The U.S.EPA has also submitted requests seeking information from the Company related to the alleged violations. The Company has met with U.S.EPA and entered into negotiations intended to resolve the issues raised in the NOVs. If these issues are not resolved in negotiations, the United States may bring an enforcement action against the Company based on the violations alleged in the NOVs. If the United States were to initiate such an action and prevail on all claims, it could have a material adverse effect on the Company. However, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect.

On May 25, 2000, a wrongful death suit lawsuit captioned Gwen Pearson and Steven Pearson v. Kiel Chemical, a Division of Ferro Corporation, Cause No. 45D05005CT0238, was filed in Lake Superior Court, Lake County, Indiana. The complaint alleges that Ferro was negligent and or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. Ferro believes it has valid defenses to the allegations made in this suit and is preparing to vigorously defend its position.

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

     (b) The Company has not filed any reports on Form 8-K for the quarter ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FERRO CORPORATION
                                (Registrant)

Date: November 14, 2000

                            /s/ Hector R. Ortino
                            Hector R. Ortino
                            ------------------------------------
                            Chairman and Chief Executive Officer

Date: November 14, 2000

                            /s/ Bret W. Wise
                            Bret W. Wise
                            ------------------------------------
                            Senior Vice President and Chief Financial Officer

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

        (c) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993 filed as exhibit 4(j) to Ferro Corporation's Form 10- Q for the three months ended June 30, 1993. Said Exhibit is incorporated here by reference.

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

*(27) Financial Data Schedule for the Quarter Ended September 30, 2000 (Electronic Filing Only)