Form 10-K
period 2000-12-31
FERRO CORP
filed 2001-03-27
CIK 35214

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to_______

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On, January 31, 2001 there were 34,129,479 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by non-affiliates was $803,407,936

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the year ended December 31, 2000 (Incorporated into Parts I, II and IV of this Form 10-K). Portions of Ferro Corporation's Proxy Statement for the Annual Meeting of Shareholders on April 27, 2001 (Incorporated into Part III of this Form 10-K).

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business.....................................................................Page 3
Item 2.    Properties...................................................................Page 5
Item 3.    Legal Proceedings............................................................Page 6
Item 4.    Submission of Matters to a Vote of Security Holders..........................Page 6

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........Page 7
Item 6.    Selected Financial Data......................................................Page 7
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................Page 8
Item 7.A.  Quantitative and Qualitative Disclosures About Market Risk...................Page 8
Item 8.    Financial Statements and Supplementary Data..................................Page 8
Item 9.    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................................Page 8

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...........................Page 8
Item 11.   Executive Compensation.......................................................Page 8
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............Page 8
Item 13.   Certain Relationships and Related Transactions...............................Page 8

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............Page 8


                                     PART I

ITEM 1- BUSINESS

         Ferro Corporation ("Ferro" or "the Company"), which was incorporated under the laws of Ohio in 1919, is a worldwide producer of performance materials for manufacturers. It operates (either directly or through subsidiaries and affiliates) in 19 countries worldwide. Ferro applies core technologies in organic and inorganic chemistry to develop leading market positions in a variety of businesses and markets. The Company holds global leadership positions as a supplier of glazes and pigments for ceramics and as a supplier of industrial coatings and polymer additives. In the United States, the Company is a leader in plastic compounds and colorants. The Company is targeting growth in electronic materials and performance and fine chemicals. Ferro's products are used traditionally in the markets of building and renovation, major appliances, household furnishings, transportation and industrial products and increasingly in telecommunications, consumer electronics and pharmaceuticals. These products are sold principally in the United States and Europe; however, operations extend to Latin America and the Asia-Pacific region.

         Most of the products produced by Ferro are classified as performance materials, rather than commodities, because they are formulated or designed to perform a specific and important function both in the manufacturing processes and in the finished products of Ferro customers. These materials are not sold in the high volume normally associated with commodity businesses. The Company's materials are principally delivered by motor freight carriers and, in some cases, through dedicated fleet operations on a lease basis.

         Ferro's materials require a high degree of technical service on an individual customer basis. The value of these performance materials stems from the results and performance they achieve in actual use.

         A further description of Ferro's business, its principal products, their markets and applications, is contained under all headings on pages 2 through 17 of its 2000 Annual Report to Shareholders (the "Annual Report"), which is attached here as Exhibit 13. The information contained under the headings on pages 2 through 17 of the Annual Report is incorporated here by reference. Information concerning Ferro's business during 2000, 1999 and 1998 is included under the heading "Management's Discussion and Analysis" on pages 18 through 22 of the Annual Report and in Note 7 to Ferro's Consolidated Financial Statements, appearing on page 31 of the Annual Report. Such information is incorporated here by reference. Additional information about Ferro's reportable operating segments, including financial information relating thereto, is set forth in Note 12 to Ferro's Consolidated Financial Statements, which appears on pages 35 and 36 of the Annual Report and is incorporated here by reference.

         Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company's current expectations with respect to the future performance of the Company and may constitute "Forward-Looking Statements" within the meaning of federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the success of the Company's acquisition program; market acceptance of new product introductions; changes in customer requirements, markets or industries served; changing economic conditions; changes in foreign exchange rates; changes in the prices of major raw materials; significant technological or competitive developments; and the impact of environmental proceedings.

         Raw Materials

         The raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 2000 and does not anticipate such shortages in 2001.

         Patents and Licenses

         Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2021.

         Ferro does not hold any licenses, franchises or concessions that it considers to be material to its future.

         Customers

         Ferro does not consider that a material part of its coatings or its performance chemcals businesses is dependent on any single customer or group of customers.

         Backlog of Orders

         In general, no significant lead-time between order and delivery exists in any of Ferro's business segments. As a result, Ferro does not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal.

         Competition

         In most of its products, Ferro has a substantial number of competitors, none of which is dominant. Competition varies by product and by region. Due to the diverse nature of Ferro's product lines no single company competes across all product lines in any of the Company's segments.

         In the coatings group worldwide, the Company is the largest producer of porcelain enamel and ceramic glaze coatings. Strong local competition for ceramic glaze exists in the markets of Italy and Spain. Ferro is one of the top five producers of powder coatings in the world. The top five producers of powder coatings represent approximately 60% of the market. In the performance chemicals group, the Company is one of the largest producers of polymer additives in the United States and has several large competitors. The plastics business has a large number of competitors in all businesses.

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

         Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $30.2 million in 2000, $30.9 million in 1999 and $29.4 million in 1998. Expenditures for individual customer requests for research and development were not material.

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

         Ferro and its international subsidiaries authorized $8.7 million in capital expenditures for environmental control in 2000 and the Company's best estimate of what it expects capital expenditures for environmental control to be in 2001 and 2002 is $7.0 million and $4.3 million, respectively. The Company does not consider these capital expenditures to be material.

         For additional information on other environmental matters see Item 3 of this Annual Report on Form 10-K and information included under the heading "Management's Discussion and Analysis - Environmental" on page 21 of the Annual Report and information contained in Note 8 on page 32 of the Annual Report.

         Employees

         At December 31, 2000, Ferro employed approximately 7,117 full-time employees, including 3,852 employees in its foreign subsidiaries and affiliates and 3,265 in the United States.

         Approximately 33.6% of the domestic workforce is covered by labor agreements, and approximately 9.5% is affected by labor agreements that expire in 2001.

         Foreign Operations

         Financial information about Ferro's domestic and foreign operations is set forth in Note 12 to the consolidated financial statements of the Annual Report and is incorporated here by reference.

         Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

         Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Belgium, Brazil, England, France, Germany, Holland, Italy, Mexico, Portugal and Spain. Partially-owned subsidiaries manufacture in Argentina, China, Indonesia, Taiwan, Thailand, Turkey and Venezuela.

         Foreign operations accounted for 41% of the consolidated net sales for the year 2000 and 44% of consolidated net sales in 1999 and 46% of consolidated net sales in 1998.

         The sales of Ege-Ferro Kimya A.S. (Turkey), Ferro Enamel do Brasil, I.C.L.(Brazil), Ferro de Venezuela C.A.(Venezuela), Ferro Corporation Australia Pty. Ltd.(Australia) and Ferro (Ningbo) Peoples Republic of China are principally for delivery of products inside the country in which the subsidiary is located. The sales of each of Ferro's other subsidiaries are for delivery of products both domestically and outside the country through exports. Ferro's European Community subsidiaries continue to reduce and eliminate, to the extent practical, duplication of product lines with the intended result being that only one subsidiary will be the primary provider of each line of Ferro products to the entire European Community market. A similar process is occurring within the MERCOSUR economic union in Latin America.

         Ferro receives technical service fees and/or royalties from many of its foreign subsidiaries. Historically, as a matter of corporate policy, the foreign subsidiaries have been expected to remit a portion of their annual earnings to the parent as dividends. To the extent earnings of foreign subsidiaries are not remitted to Ferro, those earnings are intended to be indefinitely re-invested in those subsidiaries.

ITEM 2 - PROPERTIES

         The Company's corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. Other corporate facilities, located in Independence, Ohio, are owned by the Company. The business segments in which manufacturing plants are used and the locations of the principal manufacturing plants owned by Ferro in the United States are as follows:

         COATINGS -- Cleveland, Ohio; Nashville, Tennessee; Pittsburgh, Pennsylvania; Toccoa, Georgia; Orrville, Ohio; Shreve, Ohio; Penn Yan, New York; East Liverpool, Ohio; Crooksville, Ohio; and Niagara Falls, New York.

         PERFORMANCE CHEMICALS- Walton Hills, Ohio, Hammond, Indiana, Baton Rouge, Louisiana, Waukegan, Illinois; Bridgeport, New Jersey; Carpentersville, Illinois; Plymouth, Indiana; Evansville, Indiana; Stryker, Ohio; Edison, New Jersey and South Plainfield, New Jersey.

         In addition, Ferro leases manufacturing facilities in Cleveland, Ohio (Performance Chemicals); Fort Worth, Texas (Performance Chemicals); Vista, California (Coatings); and Montgomeryville, Pennsylvania (Coatings).

         Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Brazil, Belgium France, Germany, Indonesia, Italy, Mexico, the Netherlands, Spain, Taiwan, Thailand, Turkey and the United Kingdom. Ferro or its subsidiaries lease manufacturing plants in Italy, Portugal, Germany and the Netherlands. In many instances, the manufacturing facilities outside of the United States are used in multiple business segments of Ferro.

         Ferro believes that its facilities are generally well maintained and adequate for their present use. During the past year, several of Ferro's plants have been operating near capacity.

ITEM 3 - LEGAL PROCEEDINGS

         On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S. EPA) issued Notices of Violation (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related state laws in modifying and operating the Pyro-Chek process. The U.S. EPA has also submitted requests seeking information from the Company related to the alleged violations. The Company completed the sales of assets relating to the Pyro-Chek process and ceased production of Pyro-Chek in June 2000. The Company has been meeting with U.S. EPA and is engaged in negotiations intended to resolve the issues raised in the NOVs. If these issues are not resolved in negotiations, the United States may bring an enforcement action against the Company based on the violations alleged in the NOVs. Although the maximum penalty that might be sought by U.S. EPA could be material, the Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

         In 2000, a wrongful death lawsuit was filed against Keil Chemical, a division of the Company, and is now pending in federal court in Indiana. Two negligence suits were filed against Keil Chemical also in federal court in Indiana. These complaints generally allege that the Company was negligent and/or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. The Company believes it has valid defenses to the allegations made in these suits and is vigorously defending its position.

         There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

         The law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson is a partner, provided legal services to Ferro in 2000 and Ferro plans to retain Squire, Sanders & Dempsey L.L.P. in 2001. Ms. Jorgenson is the Secretary of Ferro.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

         There is set forth below the name, age and positions held by each individual serving as an executive officer of the Company as of March 16, 2001 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

R. Jay Finch - 59
         Senior Vice President, Specialty Plastics, 1999
         Vice President, Specialty Plastics, 1991

J. Larry Jameson - 63
         Senior Vice President, Industrial Coatings, 1999
         Vice President, Industrial Coatings, 1998
         Vice President, Powder Coatings, 1996

Kent H. Lee - 59
         Senior Vice President, Specialty Chemicals, 1999
         Vice President, Specialty Chemicals, 1998
         Director, United States Operations, Chemicals, 1998
         General Manager Polymer Additives, 1996

Hector R. Ortino - 58
         Chairman and Chief Executive Officer, 1999
         President and Chief Executive Officer, 1999
         President and Chief Operating Officer, 1996
         President, 1996

Millicent W. Pitts - 46
         Vice President, Global Support Operations, 1998
         Director, Corporate Development, Rohm & Haas Company, 1996

Paul V. Richard - 41
         Vice President, Human Resources, 1998
         Director, Human Resources, 1993

Robert A. Rieger - 50
         Vice President, Ceramics, Colors and Electronic Materials, 1999 Worldwide Business Director, Electronic Materials, 1998 President and Chief Executive Officer, Exolon-ESK 1997 Managing Director, Zircon Worldwide, Cookson Matthey Ceramics, 1994

Bret W. Wise - 40
         Senior Vice President and Chief Financial Officer, 1999
         Vice President and Chief Financial Officer, WCI Steel, 1994


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders of Common Stock is set forth under the heading "Quarterly Data (unaudited)" on page 39 of the Annual Report. This information is incorporated here by reference. Information concerning dividend restrictions is contained in
Note 3 to Ferro's Consolidated Financial Statements on pages 28 and 29 of the Annual Report and this information is incorporated here by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " on page 38 of the Annual Report is incorporated here by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information contained under the heading "Management's Discussion and Analysis" on pages 18 through 22 of the Annual Report is incorporated here by reference.

ITEM 7. A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the heading "Management's Discussion and Analysis - Market Risk Management" on pages 21 and 22 of the Annual Report is incorporated here by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 23 through 38, inclusive, including the Notes to Consolidated Financial Statements, and the quarterly data (unaudited) on page 39 of the Annual Report, are incorporated here by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no such changes or disagreements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors of Ferro contained under the headings "Election of Directors" on pages 1 through 10 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 27, 2001, is incorporated here by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 14 through 26 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 27, 2001 and is incorporated here by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth under the headings "Election of Directors" on pages 1 through 10 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 27, 2001 and is incorporated here by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or transactions that are required to be reported.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

         (a) The following consolidated financial statements of ferro corporation and its subsidiaries, contained on pages 23 through 37 inclusive, of the annual report are incorporated here by reference:

                Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

                Consolidated Balance Sheets at December 31, 2000 and 1999

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                Notes to Consolidated Financial Statements

         (b) The following additional information for the years 2000, 1999 and 1998, is submitted herewith:

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

2.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed for the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FERRO CORPORATION

                                          By /s/HECTOR R. ORTINO
                                            ----------------------------------
                                          Hector R. Ortino
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 23rd day of February, 2001.

/s/HECTOR R. ORTINO                         Chairman and Chief Executive Officer
-------------------------------------       (Principal Executive Officer)
Hector R. Ortino

/s/BRET W. WISE                             Senior Vice President and Chief Financial Officer
-------------------------------------       (Principal  Financial  Officer and  Principal  Accounting Officer)
Bret W. Wise

/s/SANDRA AUSTIN CRAYTON                    Director
-------------------------------------
Sandra Austin Crayton

/s/ALBERT C. BERSTICKER                     Director
-------------------------------------
Albert C. Bersticker

/s/MICHAEL H. BULKIN                        Director
-------------------------------------
Michael H. Bulkin

/s/GLENN R. BROWN                           Director
-------------------------------------
Glenn R. Brown

/s/WILLIAM E. BUTLER                        Director
-------------------------------------
William E. Butler

/s/WILLIAM B. LAWRENCE                      Director
-------------------------------------
William B. Lawrence

/s/JOHN C. MORLEY                           Director
-------------------------------------
John C. Morley

/s/WILLIAM J. SHARP                         Director
-------------------------------------
William J. Sharp

/s/DENNIS W. SULLIVAN                       Director
-------------------------------------
Dennis W. Sullivan

/s/ALBERTO WEISSER                          Director
-------------------------------------
Alberto Weisser

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors Ferro Corporation:

Under date of January 23, 2001, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
-------------------------------------
KPMG LLP
Cleveland, Ohio
January 23, 2001

                       FERRO CORPORATION AND SUBSIDIARIES
           SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (THOUSANDS OF DOLLARS)

                                                                         ADDITIONS
                                                                         ---------
                                                     BALANCE AT   CHARGED TO      CHARGED                         BALANCE
                                                      BEGINNING    COSTS AND     TO OTHER                        AT END OF
                                                      OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS          PERIOD
                                                     ----------   ----------     --------     ----------         ---------
Year ended December 31, 2000
   Valuation and qualifying accounts which are
   deducted on consolidated balance
   sheet from the assets to which they apply....                                                 1,957(D)
      Possible losses in collection of notes ...                                                   318(B)
      and accounts receivable - trade...........   $     8,801          870          161(C)        732(A)            6,825
                                                   ===========    =========     ===========    ==========       ==========

Year ended December 31, 1999
   Valuation and qualifying accounts which
   are deducted on consolidated balance
   sheet from the assets to which they apply
Possible losses in collection of notes .........                                                   457(B)
      and accounts receivable - trade...........   $     9,737          857           65(C)      1,401(A)            8,801
                                                   ===========    =========     ===========    ==========       ==========

Year ended December 31, 1998
   Valuation and qualifying accounts which are
   deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes....                                                  (181)(B)
      and accounts receivable - trade...........   $     8,280        3,185          (63)(C)     1,846(A)            9,737
                                                   ===========    =========     ===========    ==========       ==========

Notes:
(A) Accounts written off, less recoveries
(B) Adjustment in respect of differences in rates of exchange
(C) Acquisitions and divestitures
(D) Reserves on receivables sold

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

      (c) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993. (Reference is made to Exhibit 4(j) to Ferro Corporation's Form 10- Q for the three months ended June 30, 1993, which exhibit is incorporated here by reference.)

      (d) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4
      (c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31,1998, which exhibit is incorporated here by reference.)

      (e) Form of Security (7 1/8% Debentures due 2028). (Reference is made to
      Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which
      Exhibit is incorporated here by reference.)

(10)  Material Contracts

      (a) Key elements of Ferro's Incentive Compensation Plan are set forth under the heading "Report of the Compensation and Organization Committee" on pages 14 through 17 of the Proxy Statement dated March 21, 2001. Said description is incorporated here by reference.

      (b) Ferro's Performance Share Plan. (Reference is made to Exhibit B of Ferro Corporation's Proxy Statement dated March 20, 2000, which exhibit is incorporated here by reference.)

      (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 4.3 to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1989, which Exhibit is incorporated here by reference.)

      (d) Ferro's Employee Stock Option Plan. (Reference is made to Exhibit A to Ferro Corporation's Proxy Statement dated March 20, 2000 which
            Exhibit is incorporated here by reference.)

      (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which
            Exhibit is incorporated here by reference.)

      (f) Amended and Restated Executive Employment Agreement. (Reference is made to Exhibit 10 (a) of Ferro Corporation's Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

      *(g) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements and change in control agreements. A copy of this schedule is attached here as
            Exhibit 10.

      (h) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. (Reference is made to Exhibit 10(a) of Ferro Corporation's Form 10-Q for the three months ended September 30, 1995, which Exhibit is incorporated here by reference. Reference is also made to Exhibit 10 of Ferro Corporation's 10-Q for the three months ended June 30, 1997 for an amendment to the agreements, which exhibit is incorporated here by reference.)

      (i) Ferro's Supplemental Executive Defined Contribution Plan. (Reference is made to Exhibit 10.1 to Ferro Corporation's Form 10-K for the year ended December 31, 1996, which exhibit is incorporated here by reference.)

      (j) Form of Change in Control Agreement. (Reference is made to Exhibit 10 (j) to Ferro Corporation's Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated here by reference.)

*(11) Computation of Earnings Per Share

*(12) Ratio of Earnings to Fixed Charges

*(13) Annual Report to Shareholders for the year ended December 31, 2000

*(21) List of Subsidiaries

*(23) Consent of Independent Auditors