Form 10-Q
period 2001-03-31
FERRO CORP
filed 2001-05-15
CIK 35214

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

          [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from         To
                                                      ---------  ---------


                          Commission File Number 1-584
--------------------------------------------------------------------------------


                                FERRO CORPORATION
             (Exact Name of Registrant as specified in its charter)
                     An Ohio Corporation, IRS No. 34-0217820
                    1000 LAKESIDE AVENUE CLEVELAND, OH 44114
                    (Address of principal executive offices)

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

At April 30, 2001 there were 34,221,445 shares of Ferro common stock, par value $1.00, outstanding.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FERRO CORPORATION AND SUBSIDIARIES

                                                                                         Three Months Ended
                                                                                              March 31

                                                                                 (Unaudited)              (Unaudited)
(Dollars in Thousands, except per share amounts)                                    2001                      2000
------------------------------------------------------------------------------------------------------------------------------
Sales from Ongoing Operations                                                     $370,694                   $352,969
Sales from Businesses Sold                                                                                      7,643
                                                                              ------------               ------------
Total  Net  Sales                                                                 $370,694                   $360,612

Cost of Sales                                                                      273,192                    260,542
Selling,  Administrative  and  General  Expenses                                    66,453                     63,948
Other Charges (Credits):
  Interest  Expense                                                                  7,848                      5,626
  Net Foreign Currency Gain                                                           (183)                      (368)
  Other Expense - Net                                                                1,505                      1,395
                                                                              ------------               ------------
      Income Before Taxes                                                           21,879                     29,469
Income Tax Expense                                                                   7,913                     11,069
                                                                              ------------               ------------

Net  Income                                                                         13,966                     18,400

Dividend  on  Preferred  Stock,  Net  of  Tax                                          795                        906
                                                                              ------------               ------------

Net  Income Available to Common Shareholders                                       $13,171                    $17,494
                                                                              ============               ============

Per  Common  Share  Data:
      Basic  Earnings                                                                $0.39                      $0.50
      Diluted  Earnings                                                              $0.37                      $0.48

Shares Outstanding:
      Average  Outstanding                                                      34,178,782                 34,914,494
      Average  Diluted                                                          37,195,911                 38,022,573
      Actual End of Period                                                      34,251,943                 34,741,183
                                                                              ------------               ------------

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
FERRO CORPORATION AND SUBSIDIARIES
MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                (Dollars in Thousands)
                                                                         (Unaudited)                 (Audited)
ASSETS                                                                      2001                        2000
------                                                                   ----------                  ----------

Current Assets:
     Cash and Cash Equivalents                                           $    3,390                  $      777
     Net  Receivables                                                       166,603                     189,014
     Inventories                                                            189,809                     189,639
     Other Current  Assets                                                   65,673                      63,798
                                                                         ----------                  ----------

        Total Current Assets                                                425,475                     443,228

Net Property, Plant & Equipment                                             419,837                     425,728
Unamortized Intangible Assets                                               194,791                     196,279
Other Assets                                                                 58,621                      61,770
                                                                         ----------                  ----------
                                                                         $1,098,724                  $1,127,005
                                                                         ==========                  ==========


LIABILITIES

Current Liabilities:
     Notes and Loans Payable                                             $   48,020                  $   65,865
     Accounts Payable, Trade                                                149,359                     155,244
     Other Current Liabilities                                              139,611                     143,986
                                                                         ----------                  ----------

        Total  Current  Liabilities                                         336,990                     365,095

Long - Term Debt                                                            355,295                     350,781
Other Liabilities                                                            98,391                     101,971
Shareholders' Equity                                                        308,048                     309,158
                                                                         ----------                  ----------
                                                                         $1,098,724                  $1,127,005
                                                                         ==========                  ==========


See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FERRO  CORPORATION  AND  SUBSIDIARIES

                                                                                   Three Months Ended
                                                                                        March 31
                                                                              (Unaudited)       (Unaudited)
(Dollars in Thousands)                                                            2001             2000
------------------------------------------------------------------------------------------------------------

Net Cash Provided from Operating Activities                                      $18,887             $6,852

Cash Flow from Investing Activities:
     Capital Expenditures for Plant and Equipment                                (12,053)           (10,094)
     Other Investing Activities                                                      147             (1,744)
------------------------------------------------------------------------------------------------------------
Net Cash Used for Investing Activities                                           (11,906)           (11,838)

Cash Flow from Financing Activities:
     Net Borrowings (Payments) Under Short-Term Lines                            (17,329)             6,591
     Asset Securitization                                                         16,615                  0
     Proceeds from long-term debt                                                  4,240             15,013
     Purchase  of  Treasury  Stock                                                (3,811)            (8,100)
     Cash Dividend Paid                                                           (5,750)            (5,973)
     Other Financing Activities                                                    1,642                826
------------------------------------------------------------------------------------------------------------
Net Cash (Used for) Provided by Financing Activities                              (4,393)             8,357
Effect of Exchange Rate Changes on Cash                                               25                (40)
------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                              2,613              3,331
Cash and Cash Equivalents at Beginning of Period                                     777              7,114
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                        $3,390            $10,445
------------------------------------------------------------------------------------------------------------
Cash Paid During the Period for:
     Interest, net of amounts capitalized                                         $5,861             $3,829
     Income Taxes                                                                   $492               $790
------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Condensed Consolidated Financial Statements

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. The results of the three months ended March 31, 2001 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.   Comprehensive Income

     Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $6.7 million and $14.2 million for the three months ended March 31, 2001 and 2000, respectively. Accumulated other comprehensive income
     (loss) at March 31, 2001 and December 31, 2000 was ($93.0) million and ($78.7) million, respectively.

3.   Earnings Per Share Computation

                                                        Three Months Ended
                                                            March 31,
                                                    2001               2000
                                             -----------------------------------
           Average Basic Shares Outstanding     34,178,782          34,914,494
           Adjustments for Assumed Conversion
             of Convertible Preferred Stock
             and Common Stock Options            3,017,129           3,108,079
                                               -----------          ----------
           AVERAGE DILUTED SHARES               37,195,911          38,022,573




     Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding.

     Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock to common stock divided by average diluted shares outstanding.

4.   Contingent Liabilities

     On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S. EPA) issued Notices of Violation (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related state laws in modifying and operating the Pyro-Chek process. The U.S. EPA has also submitted requests seeking information from the Company related to the alleged violations. The Company completed the sale of assets relating to the Pyro-Chek process and ceased production of Pyro-Chek in June 2000. The

     Company has been meeting with the U.S. EPA, the State of Indiana and local authorities and is engaged in negotiations intended to resolve the issues raised in the NOVs. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

     In 2000, a wrongful death lawsuit was filed against Keil Chemical, a division of the Company, and is now pending in federal court in Indiana. Three negligence suits were filed against Keil Chemical, also in federal court in Indiana. These complaints generally allege that the Company was negligent and/or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. The Company believes it has valid defenses to the allegations made in these suits and is vigorously defending its position.

     There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

5.   Reporting for Segments

     The Company's reportable segments are Coatings and Performance Chemicals. Coatings products include ceramics and color, industrial coatings and electronic materials. Performance Chemicals consists of polymer additives, performance and fine chemicals, plastic compounds and plastic colorants. The Company measures segment profit for internal reporting purposes as net operating profit before interest and tax. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

     Sales to external customers are presented in the following chart. Intersegment sales are not material.

FERRO CORPORATION AND SUBSIDIARIES
SEGMENT DATA (UNAUDITED)

                                                          THREE MONTHS ENDED
(Dollars in Thousands)                                          MARCH 31,
SEGMENT SALES                                              2001               2000
--------------------------------------------  --------------------- -------------------
   Coatings                                                216,191             219,335
   Performance Chemicals                                   154,503             141,277
                                              --------------------- -------------------
Total                                                      370,694             360,612

SEGMENT INCOME
--------------------------------------------  --------------------- -------------------
   Coatings                                                 21,925              25,714
   Performance Chemicals                                    13,257              14,973
                                              --------------------- -------------------
Total                                                       35,182              40,687

    Unallocated Expenses                                     2,569               5,515
    Interest Expense                                         7,848               5,626
    Net Foreign Currency Gain                                 (183)               (368)
    Other Expense-Net                                        1,505               1,395
                                              -----------------------------------------
Income Before Taxes                                         28,581              28,519

Unallocated expenses consist primarily of corporate costs.



6.   Acquisitions and Divestitures

     On April 24th, 2001 the Company signed an agreement to acquire certain businesses of dmc(2) Degussa Metals Catalysts Cerdec AG of Hanau, Germany ("dmc(2)") from OM Group, Inc. of Cleveland, Ohio.

     Under the terms of the agreement, the Company would purchase the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses of dmc(2) for 600 million euros in cash (approximately $524.4 million at an exchange rate of 0.8740). Annual sales for these businesses were approximately $517 million (unaudited) in 2000 and EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $58 million (unaudited), excluding certain non-recurring items.

     The Company plans to finance the transaction with a new bank credit facility. The transaction is expected to close in the third quarter, subject to the necessary regulatory approvals, and following OM Group's acquisition of dmc(2) from Degussa AG of Germany.

7.   Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) and as amended by Statements 137 and 138. The standards require that derivatives be measured at fair value and be recorded as assets or liabilities on the balance sheet. Gains or losses resulting from changes in fair values are accounted for dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of FAS 133 did not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of the Three Months Ended March 31, 2001 and 2000.
-------------------------------------------------------------

First quarter 2001 total net sales of $370.7 million were 2.8% higher than the $360.6 million of the comparable 2000 period. Sales declined 1.4% in the Coatings segment and increased 9.4% in the Performance Chemicals segment.

Overall volume growth was approximately 6.9% in the quarter, including the contribution of acquisitions. Core volumes were down in most US markets due to broad economic weakness. Weaker foreign currencies together with divestitures negatively impacted sales by approximately $16 million.

Gross margin declined to 26.3% of sales as compared to 27.8% for the comparable 2000 period. The lower margins were driven by a decline in core volumes, which led to lower capacity utilization. Additionally, higher raw material and energy costs impacted results.

Selling, administrative and general expenses increased by 3.9% compared to the same quarter in 2000, primarily as a result of acquisitions made within the past year. As a percentage of sales, selling, administrative and general expenses were 17.9% versus 17.7% in the 2000 first quarter.

Net income for quarter ended March 31, 2001 was $14.0 million (0.37 per diluted share), compared with a record $18.4 million ($0.48 per diluted share) in the first quarter of 2000.

QUARTERLY SEGMENT RESULTS

Sales in the Coatings segment were $216.2 million compared with $219.3 million in the first quarter of 2000. Negative foreign currency translation and lower volume in the United States led to the decline in sales. Markets such as appliance and automotive were weaker during the quarter, particularly in the United States. Additionally, key markets for electronic materials trended lower throughout the quarter. Segment income was $21.9 million compared with $25.7 million in the first quarter of 2000. Coatings profitability declined due to negative foreign currency translation, lower sales volume and higher costs for energy and dollar-based raw materials in Europe.

Performance Chemicals sales increased 9.4 percent to $154.5 million compared to $141.3 million in the first quarter of 2001. Sales increased primarily due to two key acquisitions made within the past year. This was partially offset by lower volume in polymer additives and plastics and the impact of divestitures. Performance Chemicals segment income for the quarter was $13.3 million compared to $15.0 million in the first quarter of 2000. Margins declined primarily as a result of lower volume, which led to lower capacity utilization, as markets such as appliance, automotive and construction reflected the general slowdown in the U.S. economy. Margins were significantly lower in the plastics business, where end markets were weak. Petroleum-based raw material costs in plastics stabilized during the quarter but remained higher than the first quarter of 2000 and impacted margins.

GEOGRAPHIC SALES

Sales in the United States were $214.7 million for the three months ended March 31, 2001 compared to $209.2 million for the three months ended March 31, 2000. Sales in the United States increased due to acquisitions made within the past year. International sales were $156.0 million for the three months ended March 31, 2001, compared to $151.4 million in the three months ended March 31, 2000. International sales were higher primarily due to acquisitions and strong volume growth in Asia. Foreign currency translation had a significant negative impact on sales reported for international operations.

OUTLOOK

Given current market trends, the Company does not anticipate that the economic picture will improve in the near future but remains cautiously optimistic that it may see some improvement in the second half of the year. The Company is focusing on cost control measures to mitigate the impact of economic conditions on results. The Company is implementing a program to reduce employment and other costs on a worldwide basis by more than $12 million annually. The Company expects to take a non-recurring charge to earnings in the second quarter of approximately $8 million, before taxes. These actions should benefit results in the second half of the year.

The businesses of dmc(2) that the Company has agreed to purchase from OM Group, Inc. comprise the Company's largest acquisition ever and should greatly accelerate its growth strategy. The dmc(2) businesses combined had annual sales of approximately $517 million (unaudited) in 2000 and EBITDA (earnings before interest, taxes, depreciation and amortization) of approximately $58 million (unaudited), excluding certain non-recurring items. From a strategic perspective, the acquisition builds critical mass and is expected to bring significant synergies in several core businesses including electronic materials, specialty colors and ceramics. The acquired businesses are expected to significantly enhance the Company's business portfolio and global presence.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include capital investments, working capital requirements, interest service and acquisitions. The Company expects to be able to meet its working capital, interest service and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available a $300.0 million five-year revolving credit facility with seven domestic banks. The Company had borrowed $201.1 million under this facility as of March 31, 2001. The Company is actively pursuing its acquisition strategy; it may from time to time use its existing revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions; the Company plans to seek a new credit facility to fund its acquisition from OM Group, Inc. of certain businesses of dmc(2) for approximately $524.4 million. The Company also has $245.0 million available under a universal shelf registration pursuant to which various types of public securities may be issued.

Net cash provided by operating activities for the three months ended March 31, 2001 was $18.9 million, compared to the $6.9 million recorded in the first quarter of 2000. The increase in cash provided by operating activities is primarily due to improved working capital management. Cash used for investing activities was $11.9 million in 2001 and $11.8 million in 2000. Net cash used for financing activities was $4.4 million in the 2001 period compared to cash provided of $8.4 million in 2000, as excess cash flows were used to reduce short-term borrowing in 2001.

ENVIRONMENTAL

On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S. EPA) issued Notices of Violation (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related state laws in modifying and operating the Pyro-Chek process. The U.S. EPA has also submitted requests seeking information from the Company related to the alleged violations. The Company completed the sale of assets relating to the Pyro-Chek process and ceased production of Pyro-Chek in June 2000. The Company has been meeting with the U.S. EPA, the State of Indiana and local authorities and is engaged in negotiations intended to resolve the issues raised in the NOVs. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

Additionally, governmental agencies have identified several disposal sites for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act and similar laws to which the Company has been named a "potentially responsible party." The Company is participating in the cost of certain clean-up efforts. However, the Company's share of such costs has not been material and is not expected to have a material adverse effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the successful closing and integration of the transaction to acquire certain businesses from OM Group, Inc., which is subject to regulatory approvals in the US and Europe; the success of the Company's acquisition program; market acceptance of new product introductions; changes in customer requirements, markets or industries served; changing economic conditions; changes in foreign exchange rates; changes in the prices of major raw materials; significant technological or competitive developments; and the impact of environmental proceedings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

There have been no material changes in market risk exposures during the first three months of 2001 that affect the disclosures presented on pages 21-22 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which disclosure is incorporated here by reference.

PART II   - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS.

On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S. EPA) issued Notices of Violation (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related state laws in modifying and operating the Pyro-Chek process. The U.S. EPA has also submitted requests seeking information from the Company related to the alleged violations. The Company completed the sales of assets relating to the Pyro-Chek process and ceased production of Pyro-Chek in June 2000. The Company has been meeting with U.S. EPA, the State of Indiana and local authorities and is engaged in negotiations intended to resolve the issues raised in the NOVs. The Company believes that it will resolve this matter in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

In 2000, a wrongful death lawsuit was filed against Keil Chemical, a division of the Company, and is now pending in federal court in Indiana. Three negligence suits were filed against Keil Chemical also in federal court in Indiana. These complaints generally allege that the Company was negligent and/or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. The Company believes it has valid defenses to the allegations made in these suits and is vigorously defending its position.

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

ITEM 3   - DEFAULT UPON SENIOR SECURITIES.

          None.

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders held on April 27, 2001, there were a total of 31,009,056.141 shareholders voting either in person or by proxy. The shareholders:

A.   Elected four directors to the Ferro Corporation Board of Directors, Michael
     H. Bulkin, Michael F. Mee, William J. Sharp and Alberto Weisser to serve on the Board until the meeting in the year 2004.

          The results of the voting for directors were as follows:

          Number of Votes For
          -------------------
          Michael H. Bulkin 30,514,358.582
          Michael F. Mee    30,511,648.577
          William J. Sharp  30,490,669.403
          Alberto Weisser   30,494,034.985

          The terms of office for Glenn R. Brown, William E. Butler, Sandra Austin Crayton, William B. Lawrence, John C. Morley, Hector R. Ortino and Dennis W. Sullivan continued after the meeting.


B. Approved a proposal to ratify the designation of KPMG LLP as independent auditors of the books and accounts of the Company for the current year ending December 31, 2001. The holders of 30,563,990.656 shares of Ferro Common and Preferred Stock voting together as a class voted in favor of the proposal. The holders of 402,569.081 shares of Ferro Common and Preferred Stock voted against the proposal. The holders of 42,496.404 shares of Ferro Common and Preferred Stock abstained from voting on the issue.

ITEM 5   - OTHER INFORMATION.

         None.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

          (b) The Company has not filed any reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FERRO CORPORATION
                               (Registrant)

Date: May 15, 2001

                               /s/ Hector R. Ortino
                               ------------------------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer

Date: May 15, 2001

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

(4)  Instruments defining rights of security holders, including indentures

     (a) Revolving Credit Agreement by and between Ferro Corporation and seven commercial banks dated May 9, 2000. (Reference is made to Exhibit 4(a) to Ferro Corporation's quarterly report on Form 10-Q for the three months ended March 31, 2000, which Exhibit is incorporated here by reference.)

     (b) Amended and Restated Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999. (Reference is made to Exhibit 4(k) to Ferro Corporation's Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated here by reference.)

     (c) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to an Indenture between Ferro Corporation and Society National Bank, as Trustee, are described in the form of Indenture dated May 1, 1993. (Reference is made to Exhibit 4(j) to Ferro Corporation's Form 10-Q for the three months ended June 30, 1993, which Exhibit is incorporated here by reference.)

     (d) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro Corporation and Chase Manhattan Trust Company, National Association, as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4
     (c) to Ferro Corporation's Quarterly Report on Form

     10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

     (e) Form of Security (7 1/8% Debentures due 2028). (Reference is made to
     Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which
     Exhibit is incorporated here by reference.)

*(12) Ratio of Earnings to Fixed Charges.