Form 10-Q
period 2001-06-30
FERRO CORP
filed 2001-08-14
CIK 35214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At July 31, 2001 there were 34,236,980 shares of Ferro common stock, par value $1.00, outstanding.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES


                                                         Three Months Ended                     Six Months Ended
                                                              June 30                               June 30

                                                   (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                      2001                2000              2001               2000
                                                  ------------       ------------       ------------       ------------
Sales from Ongoing Operations                     $    355,189       $    358,124       $    725,882       $    711,093
Sales from Businesses Sold                                --                7,702               --               15,345
                                                  ------------       ------------       ------------       ------------
Total Net Sales                                   $    355,189       $    365,826       $    725,882       $    726,438

Cost of Sales                                          269,914            264,416            543,106            524,959
Selling, Administrative and General Expenses            66,715             64,017            133,168            127,965
Other Charges (Credits):
  Interest Expense                                       7,431              5,709             15,279             11,334
  Net Foreign Currency (Gain) Loss                        (166)              (464)              (349)              (832)
  Other Expense - Net                                      301             (1,006)             1,806                389
                                                  ------------       ------------       ------------       ------------
      Income Before Taxes                               10,994             33,154             32,872             62,623
Income Tax Expense                                       3,981             13,002             11,894             24,071
                                                  ------------       ------------       ------------       ------------

Net Income                                               7,013             20,152             20,978             38,552

Dividend on Preferred Stock, Net of Tax                    775                875              1,570              1,781
                                                  ------------       ------------       ------------       ------------

Net Income Available to Common Shareholders       $      6,238       $     19,277       $     19,408       $     36,771
                                                  ============       ============       ============       ============

Per Common Share Data:
      Basic Earnings                              $       0.18       $       0.56       $       0.57       $       1.06
      Diluted Earnings                                    0.18               0.53               0.56               1.01

Shares Outstanding:
      Average Outstanding                           34,221,922         34,634,937         34,200,352         34,774,715
      Average Diluted                               34,475,450         37,928,410         37,086,023         37,975,491
      Actual End of Period                          34,225,699         34,632,263         34,225,699         34,632,263

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       FERRO CORPORATION AND SUBSIDIARIES
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                         (Dollars in Thousands)
                                       (Unaudited)      (Audited)
                                          2001            2000
                                       ----------      ----------
ASSETS

Current Assets:
     Cash and Cash Equivalents         $   13,721      $      777
     Net Receivables                      154,960         189,014
     Inventories                          170,990         189,639
     Other Current Assets                  64,481          63,798
                                       ----------      ----------

        Total Current Assets              404,152         443,228

Net  Property, Plant & Equipment          418,532         425,728
Unamortized Intangible Assets             194,263         196,279
Other Assets                               58,176          61,770
                                       ----------      ----------
                                       $1,075,123      $1,127,005
                                       ==========      ==========

LIABILITIES

Current Liabilities:
     Notes and Loans Payable           $   34,149      $   65,865
     Accounts Payable, Trade              135,434         155,244
     Other Current Liabilities            141,598         143,986
                                       ==========      ==========

        Total Current Liabilities         311,181         365,095

Long - Term Debt                          361,377         350,781
Other Liabilities                          99,612         101,971
Shareholders' Equity                      302,953         309,158
                                       ----------      ----------
                                       $1,075,123      $1,127,005
                                       ==========      ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
                                                                 (UNAUDITED)    (UNAUDITED)
(DOLLARS IN THOUSANDS)                                              2001            2000
                                                                 ---------      ----------
Net Cash Provided from Operating Activities ................      $ 44,840       $ 47,966

Cash Flow from Investing Activities:
   Capital Expenditures for Plant and Equipment ............       (23,906)       (23,241)
   Other ...................................................          (751)        14,370
                                                                  --------       --------
Net Cash Used for Investing Activities .....................       (24,657)        (8,871)

Cash Flow from Financing Activities:
   Net Borrowings (Payments) Under Short-Term Lines ........       (31,244)       (16,959)
   Asset Securitization ....................................        30,274             --
   Proceeds from long-term debt ............................        10,228         19,963
   Purchase of Treasury Stock ..............................        (5,753)       (17,582)
   Cash Dividend Paid ......................................       (11,490)       (11,878)
   Other Financing Activities ..............................         1,455          1,956
                                                                  --------       --------
Net Cash (Used for) Provided by Financing Activities .......        (6,530)       (24,500)
Effect of Exchange Rate Changes on Cash ....................          (709)           (55)
                                                                  --------       --------
Increase in Cash and Cash Equivalents ......................        12,944         14,539
Cash and Cash Equivalents at Beginning of Period ...........           777          7,114
                                                                  --------       --------
Cash and Cash Equivalents at End of Period .................      $ 13,721       $ 21,653
                                                                  ========       ========

Cash Paid During the Period for:
   Interest, net of amounts capitalized ....................      $ 13,819       $ 10,249
   Income Taxes ............................................      $  5,925       $ 10,162
                                                                  --------       --------

      See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim periods. The results of the six months ended June 30, 2001 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.    COMPREHENSIVE INCOME

      Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $2.5 million and $21.5 million for the three months ended June 30, 2001 and 2000, respectively and $9.1 million and $35.6 million for the six months ended June 30, 2001 and 2000 respectively. Accumulated other comprehensive income (loss) at June 30, 2001 and December 31, 2000 was ($97.5) million and ($85.7) million, respectively.

3.    EARNINGS PER SHARE COMPUTATION

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30                         JUNE 30
                                                                  --------------------------      --------------------------
                                                                     2001            2000            2001            2000
                                                                  ----------      ----------      ----------      ----------
        Average Basic Shares Outstanding                          34,221,922      34,634,937      34,200,352      34,774,715
        Adjustments for Assumed Conversion of
           Convertible Preferred Stock and Common
            Stock Options                                            253,528       3,293,473       2,885,671       3,200,776
                                                                  ----------      ----------      ----------      ----------
        AVERAGE DILUTED SHARES                                    34,475,450      37,928,410      37,086,023      37,975,491

      Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding.

      Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock to common stock divided by average diluted shares outstanding. For the three months ended June 30, 2001, the assumed conversion of convertible preferred stock was anti-dilutive, and, accordingly, those shares were excluded from the diluted earnings per share computation.



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

      Sales to external customers are presented in the following chart. Inter-segment sales are not material.

                       FERRO CORPORATION AND SUBSIDIARIES
                            SEGMENT DATA (UNAUDITED)

                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                           JUNE 30                         JUNE 30
                                  -------------------------       -------------------------
(Dollars in Thousands)               2001            2000            2001            2000
                                  ---------       ---------       ---------       ---------
SEGMENT SALES
   Coatings                       $ 205,480       $ 225,902       $ 421,670       $ 445,237
   Performance Chemicals            149,709         139,924         304,212         281,201
                                  ---------       ---------       ---------       ---------
Total (1)                         $ 355,189       $ 365,826       $ 725,882       $ 726,438
                                  =========       =========       =========       =========

SEGMENT INCOME
   Coatings                       $  17,650       $  25,039       $  39,575       $  50,753
   Performance Chemicals              9,986          15,370          23,243          30,343
                                  ---------       ---------       ---------       ---------
Total                                27,636          40,409          62,818          81,096

Unallocated expenses                  9,076           3,016          13,210           7,582
Interest expense                      7,431           5,709          15,279          11,334
Foreign currency (gain) loss           (166)           (464)           (349)           (832)
Other (income) expense                  301          (1,006)          1,806             389
                                  ---------       ---------       ---------       ---------
     Income before taxes          $  10,994       $  33,154       $  32,872       $  62,623
                                  =========       =========       =========       =========

GEOGRAPHIC SALES
   United States                  $ 202,996       $ 214,175       $ 417,653       $ 423,388
   International                    152,193         151,651         308,229         303,050
                                  ---------       ---------       ---------       ---------
Total (1)                         $ 355,189       $ 365,826       $ 725,882       $ 726,438
                                  =========       =========       =========       =========

(1) Sales for the three and six months ended June 30, 2000, include sales from businesses sold of $7,702 and $15,345, respectively.

      Unallocated expenses consist primarily of corporate costs and charges associated with an employment cost reduction program implemented in the second quarter 2001.

6.    ACQUISITIONS AND DIVESTITURES

      On April 24th, 2001 the Company signed an agreement to acquire certain businesses of dmc(2) Degussa Metals Catalysts Cerdec AG of Hanau, Germany (dmc(2)) from OM Group, Inc. of Cleveland, Ohio.

      Under the terms of the agreement, the Company would purchase the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses of dmc(2) for 600 million euros (approximately $535 million) in cash. Annual sales for these businesses were approximately $517 million (unaudited) in 2000. The Company expects to finance the transaction with a new bank credit facility.

      On July 30, 2001, the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act expired, allowing Ferro to proceed with the acquisition, subject to regulatory approval in a select number of European countries. The transaction is expected to close in the third quarter.

7.    COST REDUCTION PROGRAM

      In the second quarter of 2001, the Company implemented an employment cost reduction program as an element of an overall cost reduction program in response to a general economic slowdown.

      The program included the elimination of approximately 200 manufacturing and general overhead positions and the closure of two small manufacturing operations whose production was transferred to more efficient locations. Pursuant to the program, the Company incurred a non-recurring pre-tax charge of $6.9 million, which included $6.2 million for severance, $0.4 million for asset impairment and $0.3 million of other costs. Severance costs were included in both cost of sales and selling, administrative and general expenses for $2.0 million and $4.2 million, respectively.

      Through June 30, 2001, the amount of severance costs actually paid was $2.0 million and 100 people had actually been terminated.

8.    ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) and as amended by Statements 137 and 138. The standards require that derivatives be measured at fair value and be recorded as assets or liabilities on the balance sheet. Gains or losses resulting from changes in fair values are accounted for dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of FAS 133 did not have a material effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Comparison of the Three Months Ended June 30, 2001 and 2000.

      Second quarter 2001 total net sales of $355.2 million were 2.9% lower than the $365.8 million of sales for the comparable 2000 period. Sales declined 9.0% in the Coatings segment and increased 7.0% in the Performance Chemicals segment. Sales from ongoing operations for the quarter declined 0.8% compared with sales for the second quarter of 2000, excluding sales from businesses sold in 2000.

      Overall volume increased approximately 4.4% in the quarter, including the contribution of acquisitions. Core volumes were down in most US markets due to broad economic weakness, particularly in durable goods markets such as plastics, PVC, appliance and automotive. Weaker foreign currencies together with divestitures negatively impacted sales by approximately $17.2 million.

      Gross margins were 24.0% of sales compared to 27.7% for the comparable 2000 period. The lower margins were driven by a decline in core volumes, which led to lower capacity utilization. In addition, the company reduced inventories by approximately 10% during the quarter -- also contributing to the lower capacity utilization. A charge for a payroll cost reduction program also reduced gross margins by 0.6 %.

      Selling, administrative and general expenses were $66.7 million in the second quarter 2001, compared to $64.0 million in the second quarter 2000. Charges for the aforementioned payroll cost reduction program added $4.2 million to SG&A for the quarter. Excluding this charge, SG&A was reduced by $1.5 million compared to the prior year.

      Earnings per share were $0.31, before charges of $6.9 million or $0.13 per share after-tax for a previously mentioned employment cost reduction program, compared with $0.53 in the prior year period. Diluted earnings per share, including the charges related to the cost reduction program, were $0.18 in the current quarter.

      QUARTERLY SEGMENT RESULTS

      Sales in the Coatings segment were $205.5 million compared with $225.9 million in the second quarter of 2000. Negative foreign currency translation and lower volume in the United States led to the decline in sales. Markets such as appliance and automotive were weak during the quarter, particularly in the United States. Additionally, key markets for electronic materials trended lower throughout the quarter. Segment income was $17.7 million compared with $25.0 million in the second quarter of 2000. Coatings profitability declined due to negative foreign currency translation, lower sales volume and higher costs for energy and dollar-based raw materials in Europe. The previously mentioned inventory reduction programs lowered capacity utilization also contributing to the lower profitability in the segment.

      Performance Chemicals sales increased 7.0 % to $149.7 million compared to $139.9 million in the second quarter of 2000. Sales increased primarily due to two key acquisitions made within the past year. This was partially offset by lower volume in polymer additives and plastics. Performance Chemicals segment income for the quarter was $10.0 million compared to $15.4 million in the second quarter of 2000. Margins declined primarily as a result of lower volume, which led to lower capacity utilization, as markets such as plastics, PVC, appliance and automotive reflected the general slowdown in the U.S. economy.

      GEOGRAPHIC SALES

      Sales in the United States were $203.0 million for the three months ended June 30, 2001 compared to $214.2 million for the three months ended June 30, 2000. Sales declined in the region as a result of weakness in the U.S. durable goods markets. International sales were $152.2 million for the three months ended June 30, 2001, compared to $151.7 million in the three months ended June 30, 2000. Foreign currency translation had a significant negative impact on sales reported for international operations.

      Comparison of the Six Months Ended June 30, 2001 and 2000

      Net sales for the six months ended June 30, 2001 of $725.9 million were essentially the same as sales of $726.4 million for the comparable 2000 period. Weak U.S. durable goods markets and a lower euro combined to reduce sales in the 2001 period.

      Gross margin as a percent of sales was 25.2% compared to 27.7% for the comparable 2000 period. Lower gross margins were a result of sales declines in the United States, inventory reductions that reduced capacity utilization, higher energy costs and severance charges related to a payroll cost reduction program.

      Selling, administrative and general expenses were $133.2 million compared to $128.0 million for the first half of 2000. SG&A costs associated with acquisitions made during the past year and $4.2 million for severance charges related to a payroll cost reduction program resulted in higher costs during the 2001 period.

      Diluted earnings per share were $0.56 after the $0.13 after tax charge taken during the second quarter, down from $1.01 for the 2000 first half.

      SIX-MONTH SEGMENT RESULTS

      For the first six months of 2000, sales in the Coatings segment decreased 5.3% to $421.7 million, compared to sales of $445.2 million in the 2000 period. Sales decreased as a result of lower volumes in the United States and continuing weakness of the euro. Foreign currency translation reduced segment sales by $15.0 million in the 2001 period. Segment income was $39.6 million compared with $50.8 million recorded in the first six months of 2000. Lower segment earnings were a result of lower volumes in the United States, weakening of the euro and reduced capacity utilization in connection with the Company's inventory reduction programs.

      Performance Chemicals' sales were $304.2 million, up 8.2% from sales of $281.2 million for the first six months of 2000. Acquisitions completed in 2000 were the primary driver of the higher sales in the 2001 period. Segment income was $23.2 million compared to $30.3 million in the first half of 2000. Continuing weakness in the U.S. plastics and PVC markets resulted in lower earnings in the 2001 period.

      GEOGRAPHIC SALES

      Sales in the United States were $417.7 million for the six months ended June 30, 2001 compared to $423.4 million for the six months ended June 30, 2000. Sales in the region were driven lower by a slowing in the U.S. economy. International sales edged slightly higher to $308.2 million for the six months ended June 30, 2001, compared to $303.1 million in the six months ended June 30, 2000. Although sales growth was better than in the 2000 period, negative foreign currency translation had an $18.2 million negative impact on sales.

      OUTLOOK

      Given current market trends, the Company does not anticipate that the economic picture will improve in the near future but remains cautiously optimistic that it will see some improvement late in the second half of the year. The Company has implemented cost control measures and a program to reduce working capital to mitigate, in part, the impact of economic conditions on results.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements include capital investments, working capital requirements, interest service and acquisitions. The Company expects to be able to meet its working capital, interest service and capital investment needs from cash and cash equivalents, cash flow from operations and, if necessary, use of its revolving credit facility or long-term borrowings. The Company has available a $300.0 million five-year revolving credit facility with seven domestic banks. The Company had borrowed $206.0 million under this facility as of June 30, 2001. The Company is actively pursuing its acquisition strategy, and may from time to time use its revolving credit facility or alternate financing arrangements, including divestitures, to fund acquisitions. The Company also has $245.0 million available under a universal shelf registration pursuant to which various types of public securities may be issued.

      On April 24th, 2001, the Company signed an agreement to acquire certain businesses of Degussa Metals Catalysts Cerdec AG of Hanau, Germany (dmc2) from OM Group, Inc. of Cleveland, Ohio. Under the terms of the agreement, the Company would purchase the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses of dmc2 for 600 million euros (approximately $535 million) in cash. Annual sales for these businesses were approximately $517 million (unaudited) in 2000. The Company expects to finance the transaction with a new bank credit facility and issuance of debt securities in the long-term capital markets.

      Net cash provided by operating activities for the six months ended June 30, 2001 was $44.8 million, compared to the $48.0 million recorded in the first six months of 2000. Cash used for investing activities was $24.7 million in 2001 and $8.9 million in 2000. The 2000 period reflects proceeds from the sale of a business in the second quarter of 2000. Net cash used for financing activities was $6.5 million in the 2001 period compared to $24.5 million in 2000 due to higher volume of share repurchase in the 2000 period.

      ENVIRONMENTAL

      Refer to Note 4, the Condensed Consolidated Financial Statements included herein for a description of the status of environmental matters.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $189 million, which will be subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was approximately $5.6 million and $3.9 million for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. The Company is currently studying the effects of adopting the new rules, including whether any transitional impairment losses will be required.

      FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Management's Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the successful closing and integration of the transaction to acquire certain dmc(2) businesses from OM Group, Inc.; the success of the Company's acquisition program; market acceptance of new product introductions; changes in customer requirements, markets or industries served; changing economic conditions; changes in foreign exchange rates; changes in the prices of major raw materials; significant technological or competitive developments; and the impact of environmental proceedings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS.

      There have been no material changes in market risk exposures during the first three months of 2001 that affect the disclosures presented on pages 21-22 of the company's annual report to shareholders for the year ended December 31, 2000, which disclosure is incorporated here by reference.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

      Legal proceedings were reported in the Company's Form 10-Q for the quarter ended March 31, 2000.

ITEM 2 - CHANGE IN SECURITIES.

      No change.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES.

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5 - OTHER INFORMATION.

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

      (b) The Company has not filed any reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FERRO CORPORATION
                              (Registrant)

Date: August 14, 2001

                              /s/ HECTOR R. ORTINO
                              -------------------------------------------
                              Hector R. Ortino
                              Chairman and Chief Executive Officer


Date: August 14, 2001

                              /s/ BRET W. WISE
                              -------------------------------------------
                              Bret W. Wise
                              Senior Vice President and Chief Financial Officer

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

(10)  Material Agreements

      (a) Change of Control Agreements

      The Company has entered into change in control agreements with the following officers of the Company, which are substantially identical in all material respects to the form of change in control agreement filed as
      Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1999.

                             James C. Bays
                             David G. Campopiano

      *(b) Heads of Agreement

      Ferro Corporation and OM Group Inc. entered into a Heads of Agreement dated as of April 23, 2001, pursuant to which Ferro Corporation has agreed to purchase and OM Group Inc. has agreed to sell certain businesses and operations which OM Group Inc. acquired from dmc(2) Degussa Metals Catalysts Cerdec AG pursuant to an agreement among OM Group Inc. and dmc(2) Degussa Metals Catalysts Cerdec AG and its parent company, Degussa AG.


*(11) Computation of Earnings Per Share

*(12) Ratio of Earnings to Fixed Charges