Form 10-Q
period 2001-09-30
FERRO CORP
filed 2001-11-14
CIK 35214

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         At October 31, 2001 there were 34,272,865 shares of Ferro common stock, par value $1.00, outstanding.

================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER  30                     SEPTEMBER 30
                                                                 -------------                     ------------
                                                           (UNAUDITED)    (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
                                                              2001           2000               2001            2000
                                                              ----           ----               ----            ----
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales from Ongoing Operations........................   $      365,310   $      359,173  $     1,091,193   $     1,070,267
Sales from Businesses Sold...........................               --              513               --            15,858
                                                        --------------   --------------  ---------------   ---------------
Total Net Sales......................................   $      365,310   $      359,686  $     1,091,193   $     1,086,125
Cost of Sales........................................          279,668          263,164          822,773           788,122
Selling, Administrative and General Expenses.........           73,334           62,039          206,502           190,004
Other Charges (Credits):
   Interest Expense..................................            8,737            6,551           24,016            17,885
   Net Foreign Currency (Gain) Loss..................          (17,128)          (1,292)         (17,477)           (2,124)
   Other Expense - Net...............................            1,190              643            2,998             1,034
                                                        --------------   --------------  ---------------   ---------------
      Income Before Taxes............................           19,509           28,581           52,381            91,204
Income Tax Expense...................................            7,257           10,391           19,151            34,462
                                                        --------------   --------------  ---------------   ---------------
Net Income...........................................           12,252           18,190           33,230            56,742
Dividend on Preferred Stock, Net of Tax..............              763              846            2,333             2,626
                                                        --------------   --------------  ---------------   ---------------
Net Income Available to Common Shareholders..........   $       11,489   $       17,344  $        30,897   $        54,116
                                                        ==============   ==============  ===============   ===============

Per Common Share Data:
   Basic Earnings....................................   $         0.34   $         0.50  $          0.90   $          1.56
   Diluted Earnings..................................             0.33             0.48             0.88              1.49

Shares Outstanding:
   Average Outstanding...............................       34,249,361       34,495,234       34,216,688        34,681,555
   Average Diluted...................................       37,071,799       37,593,916       37,081,281        37,848,300
   Actual End of Period..............................       34,259,867       34,328,186       34,259,867        34,328,186


      See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       FERRO CORPORATION AND SUBSIDIARIES
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                                                              (DOLLARS IN THOUSANDS)
                                                                                            --------------------------
                                                                                            (UNAUDITED)       (AUDITED)
                                                                                               2001             2000
                                                                                               ----             ----
                                     ASSETS
(DOLLARS IN THOUSANDS)
Current Assets:
   Cash and Cash Equivalents...........................................................  $        33,989   $           777
   Net Receivables.....................................................................          235,737           189,014
   Inventories.........................................................................          268,833           189,639
   Other Current Assets................................................................          101,679            63,798
                                                                                         ---------------   ---------------
      Total Current Assets.............................................................          640,238           443,228
Net Property, Plant & Equipment........................................................          583,548           425,728
Unamortized Intangible Assets..........................................................          438,351           196,279
Other Assets...........................................................................           87,794            61,770
                                                                                         ---------------   ---------------
                                                                                         $     1,749,931   $     1,127,005
                                                                                         ===============   ===============

                                   LIABILITIES

Current Liabilities:
   Notes and Loans Payable.............................................................  $       334,105   $        65,865
   Accounts Payable, Trade.............................................................          191,420           155,244
   Other Current Liabilities...........................................................          236,764           143,986
                                                                                         ---------------   ---------------
      Total Current Liabilities........................................................          762,289           365,095
Long - Term Debt.......................................................................          557,440           350,781
Other Liabilities......................................................................          112,864           101,971
Shareholders' Equity...................................................................          317,338           309,158
                                                                                         ---------------   ---------------
                                                                                         $     1,749.931   $     1,127,005
                                                                                         ===============   ===============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES


                                                                                                 NINE MONTHS ENDED
                                                                                                 -----------------
                                                                                                   SEPTEMBER 30
                                                                                            (UNAUDITED)     (UNAUDITED)
(DOLLARS IN THOUSANDS)                                                                         2001            2000
                                                                                               ----            ----
Net Cash Provided by Operating Activities. ............................................    $   116,084    $      73,915

Cash Flow from Investing Activities:
   Capital Expenditures for Plant and Equipment .......................................        (34,959)         (37,398)
   Acquisitions and Divestitures, net of cash acquired ................................       (509,245)        (114,483)
   Other Investing Activities..........................................................          3,180              574
                                                                                           -----------    -------------
Net Cash Used for Investing Activities. ...............................................       (541,024)        (151,308)

Cash Flow from Financing Activities:
   Net Borrowings (Payments) Under Short-term Facilities ..............................        (46,055)          17,412
   Net Borrowings  Under Short-term Capital Markets Facility ..........................        300,000             --
   Asset Securitization ...............................................................         30,274           79,100
   Proceeds from Long-term Debt .......................................................        455,000           44,831
   Principal Payments on Long-term Debt ...............................................       (250,229)            --
   Purchase of Treasury Stock .........................................................         (4,050)         (26,161)
   Cash Dividend Paid .................................................................        (17,655)         (17,748)
   Other Financing Activities .........................................................         (8,887)           2,055
                                                                                           ------------   -------------
Net Cash Provided by Financing Activities .............................................        458,398           99,489
Effect of Exchange Rate Changes on Cash ...............................................           (246)          (1,031)
                                                                                           -----------    -------------
Increase in Cash and Cash Equivalents .................................................         33,212           21,065
Cash and Cash Equivalents at Beginning of Period ......................................            777            7,114
                                                                                           -----------    -------------
Cash and Cash Equivalents at End of Period ............................................    $    33,989    $      28,179
                                                                                           ===========    =============

Cash Paid During the Period for:
   Interest, net of amounts capitalized ...............................................    $    17,418    $      13,710
   Income Taxes .......................................................................    $     8,779    $      21,475
                                                                                           -----------    -------------

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim periods. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.       COMPREHENSIVE INCOME

         Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $20.3 million and $6.6 million for the three months ended September 30, 2001 and 2000, respectively. Comprehensive income was $29.4 million and $42.2 million for the nine months ended September 30, 2001 and 2000, respectively. Accumulated other comprehensive income (loss) at September 30, 2001 and December 31, 2000 was ($89.5) million and ($85.7) million, respectively.

3.       INVENTORIES

         Inventories consisted of the following:
         (dollars in millions)
                                                 September 30,      December 31,
                                                     2001               2000
                                                     ----               ----
                           Raw materials         $      88.8      $     56.1
                           Work in Process              23.2            28.4
                           Finished Good               166.9           116.0
                                                 -----------      ----------
                                                       278.9           200.5
                           LIFO Reserve               ( 10.1)          (10.9)
                                                 -----------      ----------
                           Net Inventory         $     268.8      $    189.6
                                                 ===========      ==========

4.       LONG-TERM DEBT

         Long-term debt as of September 30, 2001 and December 31, 2000 was as follows:
                                                                2001       2000
                                                                ----       ----
                          Debentures, 7.125%, due 2028       $ 54,443   $ 54,427
                          Debentures, 7.625%, due 2013         24,831     24,824
                          Debentures, 8.0%, due 2025           49,451     49,434
                          Debentures, 7.375%, due 2015         24,949     24,947
                          Revolving credit agreements         400,000    195,510
                          Other                                 4,872      3,349
                                                             --------   --------
                                                              558,546    352,491
                              Less current portion              1,106      1,710
                                                             --------   --------
                          Total                              $557,440   $350,781
                                                             ========   ========


         In connection with the acquisition of certain businesses of dmc(2) (see note 8), the Company entered into new unsecured senior credit facilities to fund the acquisition, pay off certain borrowings under its former revolving credit facility and provide for its ongoing working capital and other financing requirements. The new credit facilities include (1) a $373 million five-year revolving credit facility, (2) a $300 million capital markets 180-day term loan facility and (3) a $187 million 364-day revolving credit facility. At the Company's option, the borrowings under the revolving credit facilities bear

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.       LONG-TERM DEBT (CONTINUED)

         interest at a rate equal to (1) the London Interbank Offered Rate adjusted for eurocurrency reserve requirements ("LIBOR"), or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio and the Federal Funds effective rate plus 0.5% (collectively referred to under the credit facilities as the "Prime Rate"); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA. The capital markets term facility bears interest, at the Company's option, at a rate equal to (1) LIBOR plus 2% or (2) the Prime Rate.

         At its option and so long as no default or event of default has occurred or is continuing, the Company may extend the capital markets term facility for an additional 180 days and the 364-day revolving facility for an additional one year, which facility will then be converted into a term loan. The capital markets term facility margins will be subject to a 1% increase for the first month following the earlier of a downgrade in its index debt rating or the term loan remaining outstanding past its maturity date, plus additional increases of 0.50% for each additional month thereafter.

         The Company may prepay borrowings under the credit facilities from time to time without premium or penalty, subject to certain restrictions on competitive bid loans and customary breakage costs. The Company will be required to make mandatory prepayments under the credit facilities with 100% of the proceeds from certain asset sales and certain sales of debt or equity securities. These mandatory prepayments will result in reductions in the lenders' borrowing commitments in accordance with the terms of the credit facilities. The Company is also required to make mandatory prepayment upon a change in control or in the event its principal borrowings under the credit facilities exceed the commitment amounts.

         The credit facilities contain customary restrictions on the Company's ability to engage in certain activities, including restrictions on its ability to dispose of certain assets, consummate certain acquisitions, consolidate or merge, engage in certain sales and leaseback transactions, pay dividends in certain situations, repurchase or redeem its capital stock under certain circumstances, incur certain indebtedness, create liens, enter into agreements with certain negative pledge clauses, enter into transactions with affiliates or change its business. Several of the covenants contain additional restrictions based upon the ratio of the Company's total debt to EBITDA or in the event its debt ceases to be rated investment grade by both Moody's Investor Service, Inc. and Standard & Poor's Rating Group. The credit facilities also contain financial covenants relating to maximum leverage based on total debt to EBITDA and minimum fixed charge coverage ratios over certain periods of time.

         The Company's obligations under the credit facilities are not secured and are unconditionally guaranteed, jointly and severally, by Ferro Electronic Materials, Inc. and Ferro Pfanstiehl Laboratories, Inc., both of which are domestic wholly owned subsidiaries. Although its credit facilities are unsecured, if its debt ceases to be rated as investment grade, the Company and its material subsidiaries must grant security interests in its principal manufacturing properties, pledge 100% of the stock of its domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of its lenders under such facilities. In that event, liens on the Company's principal domestic manufacturing properties and the stock of its domestic subsidiaries will be shared with the holders of its senior notes and trust notes and trust certificates issued under its asset defeasance program.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.       EARNINGS PER SHARE COMPUTATION

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                                 ------------                      ------------
                                                               2001           2000              2001            2000
                                                               ----           ----              ----            ----
         Average Basic Shares Outstanding............       34,249,361        34,495,234       34,216,688       34,681,555
         Adjustments for Assumed Conversion of
             Convertible Preferred Stock and
             Common Stock Options....................        2,822,438         3,098,682        2,864,593        3,116,745
                                                        --------------   ---------------   --------------  ---------------
         Average Diluted Shares......................       37,071,799        37,593,916       37,081,281       37,848,300

         Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding. Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock to common stock divided by average diluted shares outstanding.

6.       CONTINGENT LIABILITIES

         As discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference, the Company is involved in a number of sites involving the Comprehensive Environmental Response, Compensation and Liability Act and similar laws. Costs associated with the remediation of environmental pollution are accrued when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The Company determines such costs based on the Company's stated or estimated contribution to each site and the estimated total clean-up costs of each site. The costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the actual and anticipated spending at each site in which it is involved, and adjusts related accruals when circumstances indicate a change from previously stated or estimated amounts.

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

         In 2000, a wrongful death lawsuit was filed against Keil Chemical, a division of the Company, and is now pending in Federal court in Indiana. Three negligence suits were filed against Keil Chemical, also in Federal court in Indiana. These complaints generally allege that the Company was negligent and/or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. The Company believes it has valid defenses to the allegations made in these suits, is vigorously defending its position, and believes it will resolve these matters in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7.       REPORTING FOR SEGMENTS

         The Company's reportable segments are Coatings and Performance Chemicals. Coatings products include ceramics and color, industrial coatings and electronic materials. Performance Chemicals consists of polymer additives, performance and fine chemicals, plastic compounds and plastic colorants. The Company measures segment profit for internal reporting purposes as net operating profit before interest and taxes. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

         Sales to external customers are presented in the following chart. Inter-segment sales are not material.

                       FERRO CORPORATION AND SUBSIDIARIES
                            SEGMENT DATA (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                                     ------------                    ------------
(DOLLARS IN THOUSANDS)                                          2001               2000            2001          2000
----------------------                                          ----               ----            ----          ----
SEGMENT SALES
    Coatings............................................     $    220,930      $  218,927     $   642,601     $  664,164
    Performance Chemicals...............................          144,380         140,759         448,592        421,961
                                                             ------------      ----------     -----------     ----------
Total (1)...............................................     $    365,310      $  359,686     $ 1,091,193     $1,086,125
                                                             ============      ==========     ===========     ==========

SEGMENT INCOME
    Coatings............................................     $     13,202      $   25,833     $    52,857     $   76,576
    Performance Chemicals...............................            7,298          12,492          30,541         42,832
                                                             ------------      ----------     -----------     ----------
Total    ...............................................           20,580          38,325          83,398        119,408
Unallocated expenses (2)................................            8,272           3,842          21,480         11,409
Interest expense........................................            8,737           6,551          24,016         17,885
Foreign currency (gain).................................          (17,128)         (1,292)        (17,477)        (2,124)
Other (income) expense..................................            1,190             643           2,998          1,034
                                                             ------------      ----------     -----------     ----------
    Income before taxes.................................     $     19,509      $   28,581     $    52,381     $   91,204
                                                             ============      ==========     ===========     ==========

GEOGRAPHIC SALES
    United States.......................................     $    196,383      $  220,400     $   614,036     $  643,788
    International.......................................          168,927         139,286         477,140        442,337
                                                             ------------      ----------     -----------     ----------
Total (1)...............................................     $    365,310      $  359,686     $ 1,091,193     $1,086,125
                                                             ============      ==========     ===========     ==========

---------------

(1) Sales for the three and nine months ended September 30, 2000 include sales from businesses sold of $513 and $15,858, respectively.
(2) Unallocated expenses consist primarily of corporate costs, charges associated with employment cost reduction programs and certain integration costs related to the acquisition of certain businesses of dmc(2).

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.       ACQUISITIONS AND DIVESTITURES

         On September 7, 2001, the Company acquired from OM Group, Inc. ("OMG") certain businesses previously owned by dmc(2) Degussa Metals Catalysts Cerdec AG ("dmc(2)") pursuant to an agreement to purchase certain assets of dmc(2), including shares of certain of its subsidiaries. The businesses acquired include the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses of dmc(2). The Company paid to OMG in cash a purchase price for these businesses of approximately $525 million.

         A summary of the preliminary allocation of the purchase price follows:

                  (dollars in millions):
                  Cash consideration paid to OMG                      $ 525.0

                  Estimated fair value of net assets acquired           279.5
                                                                      -------
                  Excess of purchase price over estimated fair
                    value of net assets acquired                      $ 245.5
                                                                      =======

         The preliminary purchase price allocation is subject to revisions, when additional information becomes available to the Company, including the fair values of certain acquired assets and their remaining useful lives; valuation of actuarially-determined liabilities; measurement of certain assumed liabilities; and plans to integrate the operations of the acquired dmc(2) operations. These costs, once determinable, will be accrued as part of the purchase price allocation and will result in adjustments to the excess of purchase price over net assets acquired. Additionally, the purchase price is subject to certain post-closing adjustments with respect to working capital changes and levels of acquired cash and debt. Any such adjustments will result in changes to the preliminary allocation shown above.

         The Company financed this transaction with proceeds from new credit facilities, which are described in Note 4 herein.

         The following unaudited proforma financial information for the nine months ended September 30, 2001 and 2000 assumes the acquisition of certain businesses of dmc(2) occurred as of January 1, 2000, after giving effect to certain adjustments, including interest expense on acquisition debt, depreciation based on the adjustments to fair market value of the acquired property, plant and equipment, and related income tax effects. The proforma results have been prepared for comparative purposes only, reflect no potential synergies from the acquisition and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the dmc(2) acquisition been effected on the date indicated.

                                                             Nine months ended
                                                                September 30
                                                             2001       2000
                                                          ----------  ---------
            (dollars in millions except per share amounts)
            Revenues - Proforma                              $1407.4    $1476.5
            Net Income - Proforma                               19.1       58.4
            Earnings per share -- proforma
                   -  Basic.                                    0.49       1.61
                    -  Diluted                                  0.49       1.53

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.       REALIGNMENT AND COST REDUCTION PROGRAMS

         The following table summarizes the activities relating to the Company's realignment and cost reduction programs:

                Accrued costs as of December 31, 2000                $ 4,100
                Charges through September 30, 2001                     8,926
                Cash payments made through September 30, 2001         (6,172)
                                                                   ---------
                Accrued costs as of September 30, 2001               $ 6,854
                                                                   =========

         In the second quarter of 2001, the Company implemented an employment cost reduction program as an element of an overall cost reduction program in response to a slowdown in general economic conditions. The program included the elimination of approximately 200 manufacturing and general overhead positions and the closure of two small manufacturing operations whose production was transferred to more efficient locations. The Company continued the program during the third quarter of 2001, and recorded further charges relating to the closure of another small manufacturing facility whose production is being integrated elsewhere, and the related termination of employees.

         Pursuant to the programs, the Company incurred pre-tax charges of $8.9 million through September of 2001, which included $7.8 million for severance, $0.8 million for asset impairment and $0.3 million of other costs. Severance costs were included in both cost of sales and selling, administrative and general expenses for $2.9 million and $4.9 million, respectively.

         Through September 30, 2001, the amount of severance costs paid under all realignment and cost reduction programs was $6.2 million and 247 employees had actually been terminated.

10.      ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted certain provisions of Statement 141 effective July 1, 2001, with respect to disclosures and acquisitions consummated following that date. The adoption did not have a material effect on the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board (FASB) also issued Statement No. 142 "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has adopted certain provisions of Statement 142 with respect to acquisitions consummated after June 30, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

         As January 1, 2002, the Company expects to have unamortized goodwill of approximately $435 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $5.6 million and $6.2 million for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. The Company is currently studying the effects of adopting the remaining provisions of Statements 141 and 142 (which are effective January 1, 2002), including whether any transitional adjustments will be required.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.      ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001. Statement 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of business (as previously defined under Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company does not expect Statement No. 144 to have a material impact on its financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Third quarter 2001 net sales of $365.3 million were 1.6% higher than the $359.7 million of sales for the comparable 2000 period. Sales increased 0.9% in the Coatings segment and increased 2.6% in the Performance Chemicals segment.

         Overall volume increased 2.8% for the quarter, including the effect of acquisitions. Core volumes were down in North America due to continued weak economic conditions in the industrial sector, particularly in durable goods markets such as plastics, PVC, appliances and automotive. Volume growth in Europe and Asia was aided by the recent dmc(2) acquisition, but was more than offset by the decline in North America.

         Gross margins were 23.4% of sales compared with 26.8% for the comparable 2000 period. This decline was due primarily to lower volumes and capacity utilization, particularly in the United States, and the Company's inventory reduction program which yielded a reduction in inventory of approximately $25.9 million during the quarter. In addition, certain integration and related inventory costs related to the acquisition reduced gross margins in the 2001 period.

         Selling, administrative and general expenses were $73.3 million in the third quarter of 2001 compared with $62.0 million in the third quarter of 2000. The increase was due to the addition of dmc(2) operating expenses and certain integration costs related to the acquisition of certain businesses of dmc(2).

         Interest expense rose during the quarter due to additional debt resulting from the dmc(2) acquisition, offset by declines in variable interest rates and a debt reduction of more than $50 million made during the quarter, before considering the debt financing impact of the acquisition of certain of the business of dmc(2).

         During the second quarter of 2001, forward contracts were initiated for purposes of mitigating the effects of currency movements on the cash flow requirements of the acquisition of certain businesses of dmc(2). Subsequent strengthening of the Euro resulted in the realization of approximately $16.9 million in foreign currency gains from the closing of those contracts during the third quarter of 2001.

         Earnings in the third quarter of 2001 were $0.33 per diluted common share including the reductions for the aforementioned integration costs and the benefit of the currency gains, compared with $0.48 for the prior year period. dmc(2), for the one month of ownership, was slightly dilutive to earnings in the third quarter, as expected.

         QUARTERLY SEGMENT RESULTS

         Sales for the Coatings segment were $220.9 million compared with $218.9 million in the third quarter of 2000. The increase reflects the growth from acquisitions, offset to a large degree by the weakness in the United States markets and electronics markets worldwide. Coatings earnings were $13.2 million during the quarter compared with $25.8 million during the third quarter of 2000. The decline in earnings was driven by lower capacity utilization primarily in the United States and weakness of electronic material markets worldwide.

         Performance Chemicals sales increased 2.6% to $144.4 million compared with $140.8 million during the third quarter of 2000. Sales growth stemmed primarily from acquisitions completed in 2000, offset by light demand in the United States construction markets, especially for some of the PVC and plastic additive products. Performance Chemicals segment income for the quarter was $7.3 million compared with $12.5 million for the third quarter of 2000, reflecting weakness in the United States durable goods and construction markets.

         GEOGRAPHIC SALES

         Sales in the United States were $196.4 million for the three months ended September 30, 2001, compared with $220.4 million for the three months ended September 30, 2000. Sales declined in the region as a result of weakness in the United States durable goods, construction and electronic materials markets. International sales were $168.9 million for the three months ended September 30, 2001, compared with $139.3 million for the three months ended September 30, 2000. The sales growth was driven by sales added from acquisitions and continued volume growth in Europe and Asia.

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Sales for the nine months ended September 30, 2001, were $1,091.2 million compared with $1,086.1 million for the nine months ended September 30, 2000. Sales from ongoing operations for the first nine months of 2000, excluding sales from businesses sold, were $1,070.3 million. Sales for the 2001 period were aided by acquisition growth, but were adversely impacted by wide spread weakness in the United States durable goods, construction and electronic materials markets.

         Gross margins as a percent of sales were 24.6% compared with 27.4% for the 2000 period. Lower gross margins were a result of sales declines in the United States, an inventory reduction program that reduced capacity utilization, higher energy costs, charges related to employment cost reduction programs, and integration and inventory costs related to the acquisition of certain businesses of dmc(2).

         Selling, administrative and general expenses were $206.5 million compared with $190.0 million for the first nine months of 2000. Selling, administrative and general costs associated with acquisitions made during the past year, severance costs related to employment cost reduction programs and integration costs resulted in higher expenses during the 2001 period.

         Interest expense for the nine month period of 2001 increased as compared to the corresponding 2000 period due to additional debt resulting from the dmc(2) acquisition, partially offset by declines in variable interest rates and debt reduction made during the first nine months of 2001, before considering the impact of the acquisition of certain businesses of dmc(2).

         During the second quarter of 2001, forward contracts were initiated for purposes of mitigating the effects of currency movements on the cash flow requirements of the acquisition of certain businesses of dmc(2). Subsequent strengthening of the euro resulted in the realization of approximately $16.9 million in foreign currency gains from the closing of those contracts during the third quarter of 2001.

         Diluted earnings per share were $0.88 for the nine month period ending September 30, 2001, down from $1.49 for the first nine months of 2000.

         NINE-MONTH SEGMENT RESULTS

         For the first nine months of 2001, sales in the Coatings segment were $642.6 million, compared with sales of $664.2 million for the 2000 period. Growth from acquisitions was offset by lower volume in North America and weakness early in the year of the euro versus the U.S. dollar. Foreign currency translation reduced segment sales by $17.3 million in the first nine months of 2001 versus the corresponding 2000 period. Segment income was $52.9 million compared with $76.6 million reported in the first nine months of 2000. Lower segment earnings were a result of lower volumes in the United States, weakening of the Euro and reduced capacity utilization in connection with the Company's inventory reduction programs.

         Performance Chemicals sales were $448.6 million, up 6.3% from sales of $422.0 million for the first nine months of 2000. Acquisitions completed in 2000 were the primary driver of the higher sales for the 2001 period. Segment income was $30.5 million compared with $42.8 million for the first nine months of 2000. The decline in earnings reflects lower capacity utilization and volumes in the United States durable goods and construction markets.

         GEOGRAPHIC SALES

         Sales in the United States were $614.0 million for the nine months ended September 30, 2001, compared with $643.8 million for the nine months ended September 30, 2000. Sales in the region were driven by the general slowing of the United States economy. International sales were $477.1 million for the nine months ended September 30, 2001, compared with $442.3 million for the nine months ended September 30, 2000. International sales growth was aided by acquisitions and volume growth in Europe and Asia, but was partially offset by the negative impact of currency translation of $20.7 million.

         OUTLOOK

         In light of the ongoing macroeconomic conditions, the Company does not anticipate that the markets for its products will recover to previous levels in the near future. The Company's businesses have implemented, and are continuing to implement, aggressive cost containment measures and are managing to reduce working capital to mitigate, in part, the impact of economic conditions on the results of operations. In the near term, the primary focus of the Company will be to capitalize on the synergies from integrating the acquired dmc(2) businesses with their Ferro counterparts. The Company believes that significant cost savings can be achieved through eliminating duplicate facilities, reducing overhead and capitalizing on raw material sourcing synergies. The Company expects that ongoing efforts to integrate the acquired dmc(2) businesses will likely result in realignment charges in future periods.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements include capital investments, working capital requirements, acquisitions, and, to a lesser extent, interest expense. The Company expects to be able to meet its working capital requirements and capital investment needs from cash and cash equivalents, cash flow from operations and use of its credit facilities or long-term borrowings. The Company has available a $560.0 million revolving credit facility, and had $400 million outstanding under this facility as of September 30, 2001. The Company also has $245.0 million available under a shelf registration pursuant to which various types of public securities may be issued.

         Net cash provided by operating activities for the nine months ended September 30, 2001 was $116.1 million, compared to the $73.9 million recorded in the first nine months of 2000. The increase in cash flows reflects substantial reductions in working capital during the 2001 period. Cash used for investing activities was $541.0 million in the 2001 period (including $509.2 million for acquisitions) and $151.3 million in the 2000 period (including $114.5 million for acquisitions/divestitures). The 2000 period reflects proceeds from the sale of a business in the second quarter of 2000. Net cash provided by financing activities was $458.4 million in the 2001 period compared to $99.5 million in the 2000 period. The increase in 2001 reflects the financing of the acquisition of certain businesses of dmc(2).

         In connection with the acquisition of certain businesses of dmc(2), the Company entered into new unsecured senior credit facilities to fund the acquisition, pay off certain borrowings under its former revolving credit facility and provide for its ongoing working capital and other financing requirements. The new credit facilities include (1) a $373 million five-year revolving credit facility, (2) a $300 million capital markets 180-day term loan facility and (3) a $187 million 364-day revolving credit facility. The new credit facilities contain certain terms and conditions including leverage and coverage ratios.

         The capital markets facility expires on March 5, 2002 with a six-month extension available at the Company's option so long as no default or event of default has occurred or is continuing. The Company is presently reviewing alternatives to retire the capital markets facility during the initial term including: the sale of long-term securities in the U.S. capital markets, using cash flows from operations, using available borrowing on the revolving credit facility and through asset sales. The Company believes that it will have sufficient resources to repay the capital markets facility during the initial term of the agreement.

         ENVIRONMENTAL

         Refer to Note 6 of the Condensed Consolidated Financial Statements included herein for a description of the status of environmental matters.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has adopted certain provisions of Statements 141 and 142 as discussed in Note 10 of the Condensed Consolidated Financial Statements, and is required to adopt the remaining provisions of Statements 141 and 142, effective January 1, 2002.

         As January 1, 2002, the Company expects to have unamortized goodwill of approximately $435 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $5.6 million and $6.2 million for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. The Company is currently studying the effects of adopting the remaining rules (which are effective January 1, 2002), including whether any transitional adjustments will be required.

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001. Statement 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of business (as previously defined under Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company does not expect Statement No. 144 to have a material impact on its financial position or results of operations.

         FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Discussion and Analysis and elsewhere in this quarterly report on Form 10-Q reflect the Company's current expectations with respect to the future performance and may constitute "forward-looking statements" within the meaning of Federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment which are difficult to predict and are beyond the control of the Company. Factors that could cause actual results of the Company to differ materially from those matters expressed or implied in such forward-looking statements include the following:

         - The effects of the September 11, 2001 terrorist attacks on the United States and current economic conditions;

         - The success of the Company's integration of the recent dmc(2) acquisition;

         - The risks related to fluctuating currency rates and differing legal, political and regulatory requirements and social and economic conditions of many jurisdictions.

         - Access to capital primarily in the U.S. capital markets, and any restrictions placed on the Company by current or future financing arrangements.

         The risks and uncertainties identified above are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely affect the Company. Should any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition and results of operation.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. The Company's exposure to interest rate risk relates primarily to its debt portfolio. Its interest rate risk management objectives are to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a percentage of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and the Company's forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to its revolving credit facilities. (See note 4 to the Condensed Consolidated Financial Statements.)

         The Company manages exposures to changing foreign currency exchange rates principally through the purchase of put options on currencies and forward foreign exchange contracts. Put options are purchased to offset the exposure of foreign currency-denominated earnings to a depreciation in the value of the local currency to the U.S. dollar. The Company's primary foreign currency put option market exposure is the euro. Foreign subsidiaries also mitigate the risk of currency fluctuations on the cost of raw materials denominated in U.S. dollars through the purchase of dollars to cover the future payable.

         At September 30, 2001, $700 million remains outstanding under the facilities at interest rates based on LIBOR. At December 31, 2000, the Company had $195.5 million outstanding under similar arrangements. The increase in variable rate debt obligations increases the Company's risk to changes in market interest rates. The $700 million outstanding at September 30, 2001 carried an average interest rate of 5.03% and matures as follows: $300 million in 2002, $142 million in 2003 and $258 million in 2006.

         In total, the Company has $153.6 million of fixed rate debt outstanding with an average interest rate of 7.5%, all maturing after 2006. The fair value of these debt securities approximated the carrying amount at September 30, 2001.

         In addition, in September 2001, the Company completed the acquisition of certain businesses of dmc(2) (note 8 to the Condensed Consolidated Financial Statements). This acquisition increases the Company's exposure to fluctuations in foreign currencies versus the U.S. dollar, particularly in Europe and Asia. At September 30, 2001, the Company had forward contracts to sell euros for U.S. dollars in a notational amount of $8 million at an average rate of $.916/euro and outstanding put options to sell euros for US dollars having a notational amount of $11 million and an average strike price of $.89/euro. These forward and futures contracts have a fair value of approximately $135,000.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         Legal proceedings were reported in the Company's Form 10-Q for the quarter ended March 31, 2000 and are substantially unchanged since that time.

ITEM 2 - CHANGE IN SECURITIES.

         No change.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5 - OTHER INFORMATION.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company filed a Current Report on Form 8-K dated September 7, 2001, reporting that the Company purchased from OM Group, Inc. the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses that were previously owned by dmc(2) Degussa Metals Catalysts Cerdec A.G.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FERRO CORPORATION
                               (Registrant)

Date: November 14, 2001

                               /s/ Hector R. Ortino
                               ---------------------------------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer

Date: November 14, 2001

                               /s/ Bret W. Wise
                               ---------------------------------------------
                               Bret W. Wise
                               Senior Vice President and Chief Financial Officer

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

(4)      Instruments defining rights of security holders, including indentures

         (a) Amended and Restated Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999. (Reference is made to Exhibit 4(k) to Ferro Corporation's Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated here by reference.)

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

(10)     Material Agreements

         (a) OMG-Ferro Purchase Agreement dated August 31, 2001 (Reference is made to Exhibit 2.0 to Ferro Corporation's Current Report on Form 8-K dated September 7, 2001, which Exhibit is incorporated here by reference.)

         *(b) Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, National City Bank, as the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents.

         *(c) 364-Day Credit Agreement, dated as of August 31, 2000, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, National City Bank, as the Administrative Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents.

         *(d) Amendment No. 1 to Amended and Restated Participation Agreement, dated as of August 31, 2001, by and among Ferro Corporation, State Street Bank & Trust Company, as Trustee, the financial institutions named therein, and Citibank, N.A., as Agent.

*(11)    Computation of Earnings Per Share

*(12)    Ratio of Earnings to Fixed Charges