Form 10-Q/A
period 2001-09-30
FERRO CORP
filed 2001-11-23
CIK 35214

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ------------
                                  FORM 10-Q/A

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

EXPLANATORY NOTE: This Amendment to Quarterly Report on Form 10-Q amends and restates the Registrant's Current Report on Form 10-Q. In connection with the Registrant's concurrent filing of Current Report on Form 8-K/A for the event dated September 7, 2001 ("Form 8-K/A"), the changes are contained in the unaudited proforma financial information for the nine months ended September 30, 2001 and 2000 and relate to historical information of certain businesses of dmc(2) acquired by the Registrant on September 7, 2001 and the completion of the audit or review of such historical financial information by dmc(2)'s independent auditors. The historical audited financial statements have been filed on the Registrant's Form 8-K/A on this date.


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

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.       EARNINGS PER SHARE COMPUTATION

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                                 ------------                      ------------
                                                               2001           2000              2001            2000
                                                               ----           ----              ----            ----
         Average Basic Shares Outstanding............       34,249,361        34,495,234       34,216,688       34,681,555
         Adjustments for Assumed Conversion of
             Convertible Preferred Stock and
             Common Stock Options....................        2,822,438         3,098,682        2,864,593        3,166,745
                                                        --------------   ---------------   --------------  ---------------
         Average Diluted Shares......................       37,071,799        37,593,916       37,081,281       37,848,300

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

                       FERRO CORPORATION AND SUBSIDIARIES
                            SEGMENT DATA (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                                     ------------                    ------------
(DOLLARS IN THOUSANDS)                                          2001               2000            2001          2000
----------------------                                          ----               ----            ----          ----
SEGMENT SALES
    Coatings............................................     $    220,930      $  218,927     $   642,601     $  664,164
    Performance Chemicals...............................          144,380         140,759         448,592        421,961
                                                             ------------      ----------     -----------     ----------
Total (1)...............................................     $    365,310      $  359,686     $ 1,091,193     $1,086,125
                                                             ============      ==========     ===========     ==========

SEGMENT INCOME
    Coatings............................................     $     13,282      $   25,833     $    52,857     $   76,576
    Performance Chemicals...............................            7,298          12,492          30,541         42,832
                                                             ------------      ----------     -----------     ----------
Total    ...............................................           20,580          38,325          83,398        119,408
Unallocated expenses (2)................................            8,272           3,842          21,480         11,409
Interest expense........................................            8,737           6,551          24,016         17,885
Foreign currency (gain).................................          (17,128)         (1,292)        (17,477)        (2,124)
Other (income) expense..................................            1,190             643           2,998          1,034
                                                             ------------      ----------     -----------     ----------
    Income before taxes.................................     $     19,509      $   28,581     $    52,381     $   91,204
                                                             ============      ==========     ===========     ==========

GEOGRAPHIC SALES
    United States.......................................     $    196,383      $  220,400     $   614,036     $  643,788
    International.......................................          168,927         139,286         477,140        442,337
                                                             ------------      ----------     -----------     ----------
Total (1)...............................................     $    365,310      $  359,686     $ 1,091,193     $1,086,125
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

                                                             Nine months ended
                                                                September 30
                                                              2001       2000
                                                            ---------  ---------
            (dollars in millions except per share amounts)
            Revenues - Proforma                             $1,416.1   $1,492.6
            Net Income - Proforma                               19.4       53.5
            Earnings per share -- proforma
                    -  Basic                                    0.50       1.47
                    -  Diluted                                  0.50       1.40

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

         (c) The Company filed a Current Report on Form 8-K/A dated September 7, 2001, to include the historical financial statements and pro forma financial information required by
                  Item 7(a) and (b).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FERRO CORPORATION
                               (Registrant)

Date: November 21, 2001

                               /s/ Hector R. Ortino
                               ---------------------------------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer

Date: November 21, 2001

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

         (b) Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, National City Bank, as the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(b) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated here by reference).

         (c) 364-Day Credit Agreement, dated as of August 31, 2000, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, National City Bank, as the Administrative Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(c) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated here by reference).

         (d) Amendment No. 1 to Amended and Restated Participation Agreement, dated as of August 31, 2001, by and among Ferro Corporation, State Street Bank & Trust Company, as Trustee, the financial institutions named therein, and Citibank, N.A., as Agent. (Reference is made to Exhibit 10(d) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated here by reference).


(11) Computation of Earnings Per Share (Reference is made to Exhibit 11 to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated here by reference).


(12) Ratio of Earnings to Fixed Charges (Reference is made to Exhibit 12 to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated here by reference).