Form 10-Q/A
period 2001-09-30
FERRO CORP
filed 2001-12-10
CIK 35214

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ------------
                                 FORM 10-Q/A-2

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

EXPLANATORY NOTE: This Quarterly Report on Form 10-Q/A-2 amends the Registrant's Current Report on Form 10-Q/A. The Company hereby amends its Form 10-Q/A in connection with its concurrent filing of our amended Current Report on Form 8-K/A-2 for the event dated September 7, 2001 to amend certain unaudited pro forma financial information contained in this Form 10-Q/A-2.

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

                                                             Nine months ended
                                                                September 30
                                                              2001       2000
                                                            ---------  ---------
            (dollars in millions except per share amounts)
            Revenues - Proforma                             $1,416.1   $1,492.6
            Net Income - Proforma                               15.0       51.4
            Earnings per share -- proforma
                    -  Basic                                    0.44       1.40
                    -  Diluted                                  0.43       1.34

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

         (d) The Company filed a Current Report on Form 8-K/A-2 dated September 7, 2001, to amend the pro forma financial information required by Item 7(b).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FERRO CORPORATION
                               (Registrant)

Date: December 10, 2001

                               /s/ Hector R. Ortino
                               ---------------------------------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer


Date: December 10, 2001

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