Form 10-K
period 2001-12-31
FERRO CORP
filed 2002-03-27
CIK 35214

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 1 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO_______

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     9 1/8% SENIOR NOTES DUE JANUARY 1, 2009
                        7 5/8% DEBENTURES DUE MAY 1, 2013
                     7 3/8% DEBENTURES DUE NOVEMBER 1, 2015
                         8% DEBENTURES DUE JUNE 15, 2025
                       7 1/8% DEBENTURES DUE APRIL 1, 2028
          SERIES A ESOP CONVERTIBLE PREFERRED STOCK, WITHOUT PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         On, January 31, 2002 there were 34,493,347 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by non-affiliates was $879,580,349.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Annual Report to Shareholders for the year ended December 31, 2001 (Incorporated into Parts I, II and IV of this Form 10-K). Portions of Ferro Corporation's Proxy Statement for the Annual Meeting of Shareholders on April 26, 2002 (Incorporated into Part III of this Form 10-K).


                                TABLE OF CONTENTS

                                     PART I
Item 1.        Business..................................................................................        Page 1
Item 2.        Properties................................................................................        Page 4
Item 3.        Legal Proceedings.........................................................................        Page 4
Item 4.        Submission of Matters to a Vote of Security Holders.......................................        Page 5

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.....................................................................        Page 6
Item 6.        Selected Financial Data...................................................................        Page 6
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...............................................................        Page 6
Item 7.A.      Quantitative and Qualitative Disclosures About Market Risk................................        Page 6
Item 8.        Financial Statements and Supplementary Data...............................................        Page 6
Item 9.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure......................................................................        Page 6

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant........................................        Page 6
Item 11.       Executive Compensation....................................................................        Page 6
Item 12.       Security Ownership of Certain Beneficial Owners and Management............................        Page 6
Item 13.       Certain Relationships and Related Transactions............................................        Page 6

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................        Page 7

                                     PART I
ITEM 1- BUSINESS

         Ferro Corporation ("Ferro" or the "Company"), incorporated under the laws of Ohio in 1919, is a leading global producer of a diverse array of performance materials sold to a broad range of manufacturers in approximately 30 markets throughout the world. The Company applies certain core scientific expertise in organic chemistry, inorganic chemistry, polymer science and material science to develop coatings for ceramics and metal; materials for passive electronic components; pigments; enamels, pastes and additives for the glass market; specialty plastic compounds and colors; and polymer additives. Ferro's products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. The Company's performance materials require a high degree of technical service on an individual customer basis. The value of these performance materials stems from the results and performance they achieve in actual use.

         Ferro's products are traditionally used in markets such as appliances, automotive, building and renovation, electronics, household furnishings, industrial products, pharmaceuticals, telecommunications and transportation. The Company's leading customers include major chemical companies, producers of multi-layer ceramic capacitors and manufacturers of tile, appliances and automobiles. Many customers, particularly in the appliance and automotive markets, purchase materials from more than one of the Company's business units. Ferro's customer base is also well-diversified both geographically and by end-market.

         A further description of Ferro's business, its principal products, their markets and applications, is contained under all headings on pages 2 through 16 of its 2001 Annual Report to Shareholders (the "Annual Report"), which is attached here as Exhibit 13. The information contained under the headings on pages 2 through 16 of the Annual Report is incorporated here by reference. Information concerning Ferro's business during 2001, 2000 and 1999 is included under the heading "Management's Discussion and Analysis" on pages 17 through 21 of the Annual Report and in Note 7 to Ferro's Consolidated Financial Statements, appearing on page 32 and 33 of the Annual Report. Such information is incorporated here by reference. Additional information about Ferro's reportable operating segments, including financial information relating thereto, is set forth in Note 13 to Ferro's Consolidated Financial Statements, which appears on pages 36 and 37 of the Annual Report and is incorporated here by reference.

         Risk Factors

         Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company's expectations with respect to the future performance and may constitute "forward-looking statements" within the meaning of federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company's future financial performance, are described in the documents incorporated by reference and include the following:

        - The outcome of the Company's efforts to integrate the dmc2 businesses acquired in 2001;

        - Changes in customer requirements, markets or industries served;

        - Economic downturns in some or all of the Company's major product markets;

        - The risks related to fluctuating currency rates, changing legal, tax and regulatory requirements that affect the Company's businesses and changing social and political conditions in the many countries in which the Company operates;

        - Political or economic instability as a result of acts of terrorism; and

        - Access to capital, primarily in the United States capital markets, and any restrictions placed on Ferro by current or future financing arrangements.

         The risks and uncertainties identified above are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely affect the Company. Should any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition and results of operations.

         Raw Materials

         Raw materials widely used in Ferro's operations include resins, thermoplastic polymers, cobalt oxide, zinc oxide, zircon sand, borates, porcelain, silica, steric acid, tallow and titanium dioxide. Other important raw materials include silver, copper and precious metals. Over the past two years, the prices of silver and copper have been generally stable or declining. The price of precious metal cost fluctuations are generally passed through to customers, however, the Company does have some exposure to cost fluctuation for precious metals held in inventory.

         The Company has a broad supplier base and, in most instances, alternative sources of raw materials are available if problems arise with a particular supplier. Ferro maintains comprehensive supplier agreements for our strategic and critical raw materials. In addition, the magnitude of our purchases provides for significant leverage in negotiating favorable conditions for long-term supplier contracts. The raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 2001 and does not anticipate such shortages in 2002.

         Patent, Trademarks and Licenses

         Ferro owns a substantial number of patents relating to its various products and their uses. While these patents are of importance to Ferro, it does not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro patents expire at various dates through the year 2022. Ferro also uses a number of trademarks which are important to its business as a whole or to a particular segment. Ferro believes that these trademarks are adequately protected.

         Ferro does not hold any licenses, franchises or concessions that it considers to be material to its future.

         Customers

         Ferro does not consider a material part of its coatings or its performance chemicals businesses to be dependent on any single customer or group of customers.

         Backlog of Orders

         In general, no significant lead-time between order and delivery exists in any of Ferro's business segments. As a result, Ferro does not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal.

         Competition

         In most of its products, Ferro has a substantial number of competitors, none of which is dominant. Competition varies by product and by region. Due to the diverse nature of Ferro's product lines, no single company competes across all product lines in any of the Company's segments.

         In the coatings segment worldwide, the Company is the largest producer of porcelain enamel and ceramic glaze coatings. Strong local competition for ceramic glaze exists in the markets of Italy and Spain. Ferro is one of the top five producers of powder coatings in the world. The top five producers of powder coatings represent approximately 60% of the market. In the performance chemicals segment, the Company is one of the largest producers of polymer additives in the United States and has several large competitors. The plastics business has a large number of competitors in all businesses.

         In September 2001, Ferro acquired the electronic materials, performance pigments and colors, glass systems, and Cerdec ceramics businesses ("dmc(2) businesses") of dmc(2) Degussa Metals Catalysts Cerdec AG (dmc(2). The dmc(2) businesses produce materials for passive electronic components; organic and inorganic pigments and colors for ceramics, plastic and glass; enamels, pastes and additives for the glass market; and ceramic coatings for structural ceramics and sanitaryware. The products are manufactured in 15 countries around the world and used primarily in markets Ferro traditionally serves.

         In electronic materials, the dmc(2) acquisition more than doubles the Company's sales of its electronic materials business and adds critical metals technology and manufacturing capabilities, specifically in Europe and Japan. In specialty colors, the dmc(2) acquisition strengthens the Company's technology and competitive presence. In tile coatings, the dmc(2) acquisition complements existing manufacturing capabilities in the tile business and broadens the Company's presence in Asia and Southern Europe.

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

         Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques were approximately $30.1 million in 2001, $30.2 million in 2000 and $30.9 million in 1999. Expenditures for individual customer requests for research and development were not material.

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

         Ferro and its international subsidiaries authorized $5.8 million in capital expenditures for environmental control in 2001 and the Company's best estimate of what it expects capital expenditures for environmental control to be in 2002 and 2003 is $4.9 million and $4.6 million, respectively. The Company does not consider these capital expenditures to be material.

         For additional information on other environmental matters, see Item 3 of this Annual Report on Form 10-K and information contained in Note 9 on page 33 of the Annual Report. This information is incorporated here by reference.

         Employees

         At December 31, 2001, Ferro employed 9,348 full-time employees, including 6,493 employees in its foreign subsidiaries and affiliates and 2,855 in the United States.

         Approximately 29% of the domestic workforce is covered by labor agreements, and approximately 15% is affected by labor agreements that expire in 2002.

         Foreign Operations

         Financial information about Ferro's domestic and foreign operations is set forth in Note 13 on pages 36 and 37 of the Annual Report and is incorporated here by reference.

         Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

         Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Belgium, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Portugal and Spain. Partially-owned subsidiaries manufacture in Argentina, Indonesia, Italy, Spain, South Korea, Taiwan, Thailand, Turkey and Venezuela.

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

          COATINGS -- Cleveland, Ohio; Nashville, Tennessee; Washington, Pennsylvania; Toccoa, Georgia; Orrville, Ohio; Shreve, Ohio; Penn Yan, New York; East Liverpool, Ohio; Crooksville, Ohio; South Plainfield, New Jersey and Niagara Falls, New York.

          PERFORMANCE CHEMICALS- Walton Hills, Ohio; Hammond, Indiana; Baton Rouge, Louisiana; Waukegan, Illinois; Bridgeport, New Jersey; Carpentersville, Illinois; Plymouth, Indiana; Evansville, Indiana; Stryker, Ohio; Edison, New Jersey and South Plainfield, New Jersey.

         In addition, Ferro leases manufacturing facilities in Cleveland, Ohio (Performance Chemicals); Brecksville, Ohio (Coatings); Galion, Ohio (Coatings) Fort Worth, Texas (Performance Chemicals); Vista, California (Coatings); Montgomeryville, Pennsylvania (Coatings), Carpentersville, Illinois (Performance Chemicals) and Owatonna, Minnesota (Coatings).

         Outside the United States, Ferro or its subsidiaries own manufacturing plants in Argentina, Australia, Belgium, Brazil, France, Germany, Indonesia, Italy, Mexico, the Netherlands, South Korea, Spain, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. Ferro or its subsidiaries lease manufacturing plants in Brazil, China, Germany, Italy, Japan, the Netherlands and Portugal. In many instances, the manufacturing facilities outside of the United States are used in both business segments.

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

         The Company has negotiated with the U.S. EPA, the State of Indiana and local authorities a settlement of this matter that resolves the issues raised in the NOVs. The settlement is subject to public notice and comment and then to approval by the United States District Court for the Northern District of Indiana. If approved, the settlement will not have a material adverse effect on the Company's financial position or results of operations.

                  In 2000 and 2001, tort actions were filed against the Company in the United States District Court for the Northern District of Indiana by or on behalf of four individual plaintiffs. The complaints in these actions generally alleged that the Company was negligent and/or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by its emissions, and in emitting carcinogenic chemicals without a permit. On February 13, 2002, the United States District Court dismissed with prejudice the claims brought by three of the four plaintiffs pursuant to settlement agreements. Payment of these settlements will not have a material adverse effect on the Company's financial position or results of operations. The fourth action, which involves allegations of negligence, remains pending and the Company intends to defend the claims vigorously.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         There is set forth below the name, age and positions held by each individual serving as an executive officer of the Company as of March 16, 2002 as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of Ferro's executive officers.

James C. Bays - 52
         Vice President and General Counsel, 2001
         Senior Vice President, General Counsel and Chief Legal Officer, Invensys plc, 1996

Dale G. Kramer - 49
         Vice President, Performance Chemicals, 2002
         Vice President, Industrial Coatings, 2001
         Worldwide Business Director, Appliance, 1999
         Global Vice President and General Manager, Estane TPU Division, 1997

Hector R. Ortino - 59
         Chairman and Chief Executive Officer, 1999
         President and Chief Executive Officer, 1999
         President and Chief Operating Officer, 1996

Millicent W. Pitts - 47
         Vice President, Industrial Coatings, 2001
         Vice President, Global Support Operations, 1998
         Director, Corporate Development, Rohm and Haas Company, 1997

Robert A. Rieger - 51
         Vice President, Ceramics, Colors and Electronic Materials, 1999 Worldwide Business Director, Electronic Materials, 1998
         President and Chief Executive Officer, Exolon-ESK 1997
         Managing Director, Zircon Worldwide, Cookson Matthey Ceramics, 1997

Bret W. Wise - 41
         Senior Vice President and Chief Financial Officer, 1999
         Vice President and Chief Financial Officer, WCI Steel, 1997

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information regarding the recent price and dividend history of Ferro's Common Stock, the principal market for its Common Stock and the number of holders of Common Stock is set forth under the heading "Quarterly Data (unaudited)" on page 39 of the Annual Report. This information is incorporated here by reference. Information concerning dividend restrictions is contained in
Note 3 to Ferro's Consolidated Financial Statements on pages 28 through 30 of the Annual Report and this information is incorporated here by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The summary of selected financial data for each of the last five years set forth under the heading "Selected Financial Data " on page 38 of the Annual Report is incorporated here by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The information contained under the heading "Management's Discussion and Analysis" on pages 17 through 21 of the Annual Report is incorporated here by reference.

ITEM 7. A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the heading "Quantitative and Qualitative Disclosures About Market Risk" on page 20 of the Annual Report is incorporated here by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Ferro and its subsidiaries contained on pages 22 through 37, inclusive, including the Notes to Consolidated Financial Statements, and the quarterly data (unaudited) on page 39 of the Annual Report, are incorporated here by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no such changes or disagreements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors of Ferro contained under the headings "Election of Directors" on pages 1 through 10 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 26, 2002 (the "Proxy Statement"), is incorporated here by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 15 through 18 and pages 20 through 28 of the Proxy Statement and is incorporated here by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth under the headings "Election of Directors" on pages 1 through 10 of the Proxy Statement and is incorporated here by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or transactions that are required to be reported.

         The law firm of Squire, Sanders & Dempsey L.L.P., of which Mary Ann Jorgenson is a partner, provided legal services to Ferro in 2001 and Ferro plans to retain Squire, Sanders & Dempsey L.L.P. in 2002. Ms. Jorgenson is the Secretary of Ferro.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

         (a) The following consolidated financial statements of Ferro Corporation and its subsidiaries, contained on pages 22 through 37 inclusive, of the Annual Report are incorporated here by reference:

                 Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                 Consolidated Balance Sheets at December 31, 2001 and 2000

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

                 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                 Notes to Consolidated Financial Statements

         (b) The following additional information for the years 2001, 2000 and 1999, is submitted herewith:

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

2.       REPORTS ON FORM 8-K:

         (a) The Company filed a Current Report on Form 8-K dated September 7, 2001, reporting that the Company purchased from OM Group, Inc. the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses that were previously owned by dmc(2) Degussa Metals Catalysts Cerdec A.G.

         (b) The Company filed a Current Report on Form 8-K/A dated September 7, 2001, to include the historical financial statements and pro forms financial information required by Item 7(a) and (b).

         (c) The Company filed a Current Report on Form 8-K/A-2 dated September 7, 2001, to amend the pro forma financial information required by Item 7(b).

         (d) The Company filed a Current Report on Form 8-K dated December 17, 2001, reporting that the Company entered into an Underwriting Agreement with Credit Suisse First Boston, for itself and as representative of the underwriters named in for
                 Schedule I thereto, for the offering of the Company's 9-1/8% Senior Notes due 2009 in the aggregate principal amount of $200,000,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on this 26th day of March, 2002.

                                 FERRO CORPORATION

                                 By /s/  HECTOR R. ORTINO
                                 -----------------------------------------------
                                 Hector R. Ortino
                                  Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 26th day of March, 2002.

/s/  HECTOR R. ORTINO                                       Director, Chairman and Chief Executive Officer
-----------------------------------------------------       (Principal Executive Officer)
Hector R. Ortino

/s/  BRET W. WISE                                           Senior Vice President and Chief Financial Officer
-----------------------------------------------------       (Principal Financial Officer and Principal Accounting Officer)
Bret W. Wise

*/s/  MICHAEL H. BULKIN                                     Director
-----------------------------------------------------
Michael H. Bulkin

*/s/  SANDRA AUSTIN CRAYTON                                 Director
-----------------------------------------------------
Sandra Austin Crayton

*/s/  JENNIE S. HWANG                                       Director
-----------------------------------------------------
Jennie S. Hwang

*/s/  WILLIAM B. LAWRENCE                                   Director
-----------------------------------------------------
William B. Lawrence

*/s/  MICHAEL F. MEE                                        Director
-----------------------------------------------------
Michael F. Mee

*/s/  WILLIAM J. SHARP                                      Director
-----------------------------------------------------
William J. Sharp

*/s/  PADMASREE WARRIOR                                     Director
-----------------------------------------------------
Padmasree Warrior

*/s/  JOHN C. MORLEY                                        Director
-----------------------------------------------------
John C. Morley

*/s/  DENNIS W. SULLIVAN                                    Director
-----------------------------------------------------
Dennis W. Sullivan

*/s/  ALBERTO WEISSER                                       Director
-----------------------------------------------------
Alberto Weisser

By /s/  JAMES C. BAYS
  ---------------------------------------------------
     James C. Bays, Attorney-in-Fact

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors Ferro Corporation:

Under date of February 13, 2002, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the 2001 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
--------------------------------------------
KPMG LLP
Cleveland, Ohio
February 13, 2002

                       FERRO CORPORATION AND SUBSIDIARIES
           SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (THOUSANDS OF DOLLARS)


                                                                             ADDITIONS
                                                                             ---------
                                                         BALANCE AT    CHARGED TO    CHARGED                     BALANCE
                                                          BEGINNING     COSTS AND   TO OTHER                    AT END OF
                                                          OF PERIOD     EXPENSES    ACCOUNTS       DEDUCTIONS    PERIOD
                                                          ---------     --------    --------       ----------    ------
Year ended December 31, 2001
   Valuation and qualifying accounts which are
   deducted on consolidated balance
   sheet from the assets to which they apply.............
      Possible losses in collection of notes ............                                               392(B)
      and accounts receivable - trade.................... $   6,825        2,771      7,186(C)        1,161(A)      15,229
                                                          =========   ==========    ==========    ============   =========

Year ended December 31, 2000
   Valuation and qualifying accounts which are
   deducted on consolidated balance
   sheet from the assets to which they apply.............
      Possible losses in collection of notes.............                                               318(B)
      and accounts receivable - trade.................... $   8,801      (1,737)        811(C)          732(A)       6,825
                                                          =========   ==========    ==========    ============   =========

Year ended December 31, 1999
   Valuation and qualifying accounts which are
   deducted on consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes.............                                               457(B)
      and accounts receivable - trade.................... $   9,737          857         65(C)        1,401(A)       8,801
                                                          =========   ==========    ==========    ============   =========

Notes:   (A)     Accounts written off, less recoveries
         (B)     Adjustment with respect to differences in rates of exchange
         (C)     Acquisitions and divestitures

                                  EXHIBIT INDEX

         The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit:

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

         (a) OMG-Ferro Purchase Agreement between the Company and OM Group, Inc. dated as of August 31, 2001. (Reference is made to Exhibit 2.0 to Ferro Corporation's Current Report on Form 8-K for the event dated September 7, 2001, which Exhibit is incorporated herein by reference.)

             The Company agrees that it shall, upon request, furnish to the Securities and Exchange Commission a copy of any exhibit or annex to the OMG-Ferro Purchase Agreement that is not filed with Exhibit 2(a).

         (b) Heads of Agreement between the Company and OM Group, Inc. dated as of April 23, 2001. (Reference is made to Exhibit 10(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, which Exhibit is incorporated herein by reference.)

             The Company agrees that it shall, upon request, furnish to the Securities and Exchange Commission a copy of any exhibit or annex to the Heads of Agreement that is not filed with Exhibit 2(b).

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

         (b) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(c) Ferro Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated herein by reference.)

         (c) Form of Security (7-1/8% Debentures due 2028). (Reference is made to Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

         (d) Officers' Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation's Form 8-K filed December 21, 2001, which Exhibit is incorporated herein by reference.

         (e) Form of Global Note (9-1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation's Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

             The Company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

(10)     Material Contracts

         (a) Ferro Corporation Performance Share Plan (Reference is made to Exhibit B of Ferro Corporation's Proxy Statement dated March 20, 2000, which Exhibit is incorporated herein by reference.)

    *    (b) Ferro Corporation Acquisition Performance Reward Plan.

    *    (c) Ferro Corporation Savings and Stock Ownership Plan.

    *    (d) Ferro Corporation Employee Stock Option Plan.

         (e) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to Exhibit 10 to Ferro Corporation's Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated here by reference.)

         (f) Amended and Restated Executive Employment Agreement. (Reference is made to Exhibit 10(a) of Ferro Corporation's Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

         (g) Form of Change in Control Agreement. (Reference is made to Exhibit 10(j) to Ferro Corporation Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)

    * (h) Schedule I listing the officers with whom Ferro has entered into currently effective executive employment agreements and change in control agreements.

    * (i) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995, between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. (Reference is made to Exhibit 10 of Ferro Corporation's Form 10-Q for the three months ended June 30, 1997, for an amendment to the agreements, which Exhibit is incorporated herein by reference.) *Amended and Restated Participation Agreement, dated as of November 30, 2000, among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank, N.A., as Agent, and a First Amendment to Lease dated as of November 30, 2000 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. The additional agreements are available upon request. Amendment No. 1 to Amended and Restated Participation Agreement, dated as of August 31, 2001, by and among Ferro Corporation, State Street Bank & Trust Company, as Trustee, the financial institutions named therein, and Citibank, N. A., as Agent. (Reference is made to Exhibit 10(d) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated herein by reference.)

    *    (j) Ferro Corporation Supplemental Executive Defined Contribution Plan.

    *    (k) Ferro Corporation Executive Employee Deferred Compensation Plan.

    * (l) Ferro Corporation Deferred Compensation Plan for Non-Employee Directors, Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement, and a First Amendment to Ferro Corporation Deferred Compensation Plan for Non-Employee Directors.

    * (m) Receivables Purchase Agreement, dated as of September 28, 2000, among Ferro Finance Corporation, Ciesco L. P. as the Investor, Citicorp North America, Inc. as the Agent, Ferro Electronic Materials as an Originator and Ferro Corporation as Collection Agent and Originator.

    * (n) Purchase and Contribution Agreement, dated as of September 28, 2000, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser.

         (o) Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(b) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated herein by reference.)

         (p) 364-Day Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, National City Bank, as the Administrative Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(c) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated herein by reference.)

*(11)    Computation of Earnings Per Share

*(12) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*(13)    Annual Report to Shareholders for the year ended December 31, 2001

*(21)    List of Subsidiaries

*(23)    Consent of Independent Auditors

*(24)    Powers of Attorney