Form 10-Q
period 2002-03-31
FERRO CORP
filed 2002-05-07
CIK 35214

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NUMBER 1-584


                                   ----------

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

                                                Yes [X] No [ ]

         At April 25, 2002 there were 35,022,489 shares of Ferro common stock, par value $1.00, outstanding.


================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES

                                                              (DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                                  --------
                                                                       (UNAUDITED)          (UNAUDITED)
                                                                          2002                 2001
                                                                          ----                 ----

Net Sales.......................................................  $      426,799        $     370,694
Cost of Sales...................................................         319,734              273,192
Selling, Administrative and General Expenses....................          78,454               66,453
Other Charges (Credits):
   Interest Expense.............................................          13,198                7,848
   Net Foreign Currency (Gain) Loss.............................             759                 (183)
   Other Expense - Net..........................................           3,387                1,505
                                                                  --------------        -------------
      Income Before Taxes.......................................          11,267               21,879
Income Tax Expense..............................................           4,046                7,913
                                                                  --------------        -------------
Net Income......................................................           7,221               13,966
Dividend on Preferred Stock.....................................             670                  795
                                                                  --------------        -------------
Net Income Available to Common Shareholders.....................  $        6,551        $      13,171
                                                                  ==============        =============

Per Common Share Data:
   Basic Earnings...............................................  $         0.19        $        0.39
   Diluted Earnings.............................................            0.19                 0.37

Shares Outstanding:
   Average Outstanding..........................................      34,641,204           34,178,782
   Average Diluted..............................................      37,634,121           37,195,911
   Actual End of Period.........................................      34,840,055           34,251,943

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       FERRO CORPORATION AND SUBSIDIARIES
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                     (DOLLARS IN THOUSANDS)
                                                                                 (UNAUDITED)         (AUDITED)
                                                                                  MARCH 31          DECEMBER 31
                                                                                    2002               2001
                                                                                    ----               ----
                                                      ASSETS

Current Assets:
   Cash and Cash Equivalents...............................................     $      12,073    $      15,317
   Net Receivables.........................................................           178,354          176,637
   Inventories.............................................................           222,382          237,153
   Other Current Assets....................................................           170,647          171,473
                                                                                -------------    -------------

      Total Current Assets.................................................     $     583,456    $     600,580

Net Property, Plant & Equipment............................................           617,025          624,463
Unamortized Intangible Assets..............................................           407,917          405,340
Other Assets...............................................................            98,109          102,176
                                                                                -------------    -------------
                                                                                $   1,706,507    $   1,732,559
                                                                                =============    =============

                                                    LIABILITIES

Current Liabilities:
   Notes and Loans Payable.................................................     $      22,645    $      19,506
   Accounts Payable, Trade.................................................           225,298          214,408
   Other Current Liabilities...............................................           177,923          171,312
                                                                                -------------    -------------

      Total Current Liabilities............................................     $     425,866    $     405,226

Long - Term Debt...........................................................           777,787          829,740
Other Liabilities..........................................................           202,291          197,207
Shareholders' Equity.......................................................           300,563          300,386
                                                                                -------------    -------------
                                                                                $   1,706,507    $   1,732,559
                                                                                =============    =============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES


                                                                                      (DOLLARS IN THOUSANDS)
                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                             --------
                                                                                   (UNAUDITED)       (UNAUDITED)
                                                                                      2002              2001
                                                                                      ----              ----

Net Cash Provided by Operating Activities..................................     $      36,362    $      18,887

Cash Flow from Investing Activities:
   Capital Expenditures for Plant and Equipment ...........................            (7,280)         (12,053)
   Other Investing Activities..............................................            (2,719)             147
                                                                                --------------   -------------
Net Cash Used for Investing Activities.....................................            (9,999)         (11,906)

Cash Flow from Financing Activities:
   Net Borrowings (Payments) Under Short-Term Facilities ..................             3,139          (17,329)
   Asset Securitization Proceeds ..........................................            21,527           16,615
   Proceeds from Long-Term Debt ...........................................                --            4,240
   Principal Payments on Long-Term Debt ...................................           (51,978)              --
   Purchase of Treasury Stock .............................................              (424)          (3,811)
   Cash Dividend Paid .....................................................            (5,657)          (5,750)
   Other Financing Activities .............................................             3,251            1,642
                                                                                -------------    -------------
Net Cash Used by Financing Activities .....................................           (30,142)          (4,393)
Effect of Exchange Rate Changes on Cash ...................................               535               25
                                                                                -------------    -------------
Increase (decrease) in Cash and Cash Equivalents ..........................            (3,244)           2,613
Cash and Cash Equivalents at Beginning of Period ..........................            15,317              777
                                                                                -------------    -------------
Cash and Cash Equivalents at End of Period ................................     $      12,073    $       3,390
                                                                                =============    =============

Cash Paid During the Period for:
   Interest, Net of Amounts Capitalized ...................................     $       3,390    $       4,986
   Income Taxes ...........................................................     $         592    $         492
                                                                                -------------    -------------

      See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim period. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.       COMPREHENSIVE INCOME

         Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $1.5 million and $6.7 million for the three months ended March 31, 2002 and 2001, respectively. Accumulated other comprehensive loss at March 31, 2002 and December 31, 2001 was $113.4 million and $107.7 million, respectively.

3.       INVENTORIES

         Inventories consisted of the following:
         (dollars in thousands)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----

         Raw Materials.....................................................     $      66,892    $      71,374
         Work in Process...................................................            18,560           18,218
         Finished Goods....................................................           147,395          157,850
                                                                                -------------    -------------
                                                                                      232,847          247,442
         LIFO Reserve......................................................            10,465           10,289
                                                                                -------------    -------------
         Net Inventories...................................................     $     222,382    $     237,153
                                                                                =============    =============

4.       FINANCING AND LONG-TERM DEBT

         Long-term debt as of March 31, 2002 and December 31, 2001 was as follows:
         (dollars in thousands)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----
         Senior Notes, 9.125%, due 2009....................................     $     195,865    $     195,712
         Debentures, 7.125%, due 2028......................................            54,453           54,448
         Debentures, 7.625%, due 2013......................................            24,835           24,833
         Debentures, 8.0%, due 2025........................................            49,463           49,457
         Debentures, 7.375%, due 2015......................................            24,951           24,950
         Revolving credit agreements.......................................           426,133          372,000
         Capital markets term facility.....................................                --          103,555
         Other ............................................................             4,049            6,422
                                                                                -------------    -------------
                                                                                      779,749          831,377
         Less current portion (a)..........................................             1,962            1,637
                                                                                -------------    -------------
         Total ............................................................     $     777,787    $     829,740
                                                                                =============    =============

(a)       Included in notes and loans payable.

                       FERRO CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


4.       FINANCING AND LONG-TERM DEBT -- (CONTINUED)

         In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included (1) a $373.0 million five-year revolving credit facility, (2) a $187.0 million 364-day revolving credit facility and (3) a $300.0 million capital markets 180-day term loan facility. The Company has an option to convert the 364-day revolving credit facility to a one-year term loan at the expiration date of the facility in August, 2002. On January 14, 2002, the Company repaid in full the remaining portion of the capital markets term facility of $103.6 million. At March 31, 2002, the Company had $426.1 million outstanding under the revolving credit facilities.

         At the Company's option, the borrowings under the five-year and 364-day revolving credit facilities bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime
         Rate); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Interest rates in effect at March 31, 2002, for the five-year and 364-day revolving credit facilities, were 3.40%.

         The Company's credit facilities contain customary operating covenants that limit its ability to engage in certain activities, including acquisitions. Several of the covenants contain additional restrictions based upon the ratio of total debt to EBITDA (as defined in the credit facilities) or in the event the Company's senior debt ceases to be rated investment grade by either Moody's Investor Service (Moody's) or Standard & Poor's Rating Group (S&P). The credit facilities also contain financial covenants relating to minimum fixed charge coverage ratios over certain periods of time. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional capital.

                       FERRO CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


4.       FINANCING AND LONG-TERM DEBT -- (CONTINUED)

         Obligations under the revolving credit facilities are unsecured; however, if the Company's senior debt ceases to be rated as investment grade by either Moody's or S&P, the Company and its material subsidiaries must grant security interests in its principal manufacturing properties, pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries will be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under the leveraged lease program.

         The Company's level of debt and debt service requirements could have important consequences to our business operations and uses of cash flow. In addition, a reduction in overall demand for our products could adversely affect our cash flows from operations. However, the Company does have a $560.0 million revolving credit facility of which approximately $133.9 million was available as of March 31, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

         In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly owned unconsolidated special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other Conduits. During the first quarter of 2002, total trade receivables sold under the program were $246.6 million, while $225.0 million was remitted to the Conduits. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's.

         The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that they exceed advances. The note receivable balance was $49.3 million as of March 31, 2002, and $63.4 million as of December 31, 2001 and is included in other current assets in the balance sheet. The Company and certain European subsidiaries on a monthly basis measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. At March 31, 2002, the Company was advanced $86.8 million compared with $65.3 million for December 31, 2001.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.       EARNINGS PER SHARE COMPUTATION

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                               --------
                                                                         2002              2001
                                                                         ----              ----

         Average Basic Shares
            Outstanding.......................................        34,641,204       34,178,782
         Adjustments for Assumed
            Conversion of Convertible
            Preferred Stock and
            Common Stock Options..............................         2,992,917        3,017,129
                                                                  --------------    -------------
         Average Diluted Shares...............................        37,634,121       37,195,911
                                                                  ==============    =============

         Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding. Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock and common stock options to common stock divided by average diluted shares outstanding.


6.       ACQUISITIONS & DIVESTITURES

         On September 7, 2001, the Company acquired from OM Group, Inc. (OMG) certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (dmc2) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. The businesses acquired included the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses of dmc2. The Company paid to OMG in cash a purchase price for these businesses of approximately $525 million.

         A summary of the preliminary allocation of the purchase price follows:
         (dollars in thousands)

         Current assets......................................................................    $     270,425
         Property, plant and equipment.......................................................          220,885
         Estimated excess of purchase price over net assets acquired.........................          202,322
         Other assets........................................................................           34,749
                                                                                                 -------------
            Total assets.....................................................................          728,381
         Current liabilities.................................................................          137,317
         Long-term liabilities...............................................................           65,590
                                                                                                 -------------
            Total liabilities................................................................          202,907

         Cash purchase price.................................................................    $     525,474
                                                                                                 =============

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The preliminary allocation of the purchase price has been changed during the first quarter of 2002 to reflect revisions to the valuation of property, plant and equipment and estimates of long-term liabilities. The preliminary purchase price allocation is subject to revisions, when additional information becomes available to the Company, including the fair values of certain acquired assets and their remaining useful lives; valuation of actuarially-determined liabilities; measurement of certain assumed liabilities; and plans to integrate the operations of the acquired dmc2 operations. These costs, once determined, will be recorded as part of the purchase price allocation and will result in adjustments to the excess of purchase price over net assets acquired. Additionally, the purchase price is subject to certain post-closing adjustments with respect to working capital changes and levels of acquired cash and debt. Any such adjustments will result in changes to the preliminary allocation shown above.

         The Company financed this transaction with proceeds from credit facilities, which are described in Note 4 herein.


7.       REALIGNMENT AND COST REDUCTION PROGRAMS

         The following table summarizes the activities relating to the Company's realignment and cost reduction programs:
         (dollars in thousands)

                                                                     Other
                                                 Severance           Costs            Total
                                                 ------------------------------------------
         Balance as of 12/31/01                  $ 5,339          $   202          $ 5,541
         Charges                                     810              357            1,167
         Cash payments                           (2,575)            (392)          (2,967)
                                                 -------          -------          -------

         Balance as of 3/31/02                   $ 3,574          $   167          $ 3,741
                                                 =======          =======          =======

         During the first quarter of 2002, the Company continued with its cost reduction programs and incurred additional charges associated with these programs. Initiated in 2001, these programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc2.

         Through March 31, 2002 the amount of severance costs paid under the programs was $10.8 million and approximately 665 employees have actually been terminated.


8.       CONTINGENT LIABILITIES

         On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S. EPA) issued Notices of Violation (NOVs) alleging that we violated various requirements of the Clean Air Act and related state laws in modifying and operating the Pyro-Chek(R) process. We sold assets relating to the Pyro-Chek(R) process and ceased its production of Pyro-Chek(R) in June 2000.

         We have negotiated with the U.S. EPA, the State of Indiana and local authorities a settlement of this matter that resolves the issues raised in the NOVs without admission of liability by us. The settlement is subject to public notice and comment and then to approval by the United States District Court for the Northern District of Indiana. If approved, under the terms of the settlement, we will pay an aggregate cash amount of $3 million to the U.S. government, the State of Indiana and the City of Hammond. In addition, the Company will provide $844,000 to fund an environmental project in Hammond unrelated to our operations. If approved, payment of such amounts will not have a material adverse effect on our financial position or results of operations.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8.       CONTINGENT LIABILITIES--(CONTINUED)

         In 2000 and 2001, tort actions were filed against us in the United States District Court for the Northern District of Indiana by or on behalf of four individual plaintiffs. The complaints in these actions generally alleged that we were negligent and/or reckless in failing to control emissions, misrepresenting emissions levels to regulatory agencies, failing to warn nearby residents of the hazards posed by our emissions, and in emitting carcinogenic chemicals without a permit. Each of these actions has now been dismissed pursuant to a settlement agreement with the individual plaintiffs. Payments under these settlements have not had and will not have a material adverse effect on our financial position or results of operations.

         There are also pending against us and our consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect our consolidated financial position or results of operations or liquidity.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9.       REPORTING FOR SEGMENTS

         The Company's reportable segments are Coatings and Performance Chemicals. Coatings products include tile coatings systems, color and glass performance materials, industrial coatings and electronic materials. Performance Chemicals consists of polymer additives, performance and fine chemicals, and specialty plastics. The Company measures segment profit for internal reporting purposes as net operating profit before interest and taxes. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

         Sales to external customers are presented in the following chart. Inter-segment sales are not material.

                       FERRO CORPORATION AND SUBSIDIARIES
                                  SEGMENT DATA

                                                                     (DOLLARS IN THOUSANDS)
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                            --------
                                                               (UNAUDITED)           (UNAUDITED)
                                                                   2002                 2001
                                                                   ----                 ----

         SEGMENT SALES
            Coatings...................................     $     286,347         $     216,191
            Performance Chemicals......................           140,452               154,503
                                                            -------------         -------------
         Total.........................................     $     426,799         $     370,694
                                                            =============         =============

         SEGMENT INCOME
            Coatings...................................     $      23,961         $      21,925
            Performance Chemicals......................             9,899                13,257
                                                            -------------         -------------
         Total ........................................            33,860                35,182
         Unallocated expenses (1)......................             5,249                 4,133
         Interest expense..............................            13,198                 7,848
         Foreign currency (gain) loss..................               759                  (183)
         Other expense.................................             3,387                 1,505
                                                            -------------         -------------
            Income before taxes........................     $      11,267         $      21,879
                                                            =============         =============

         GEOGRAPHIC SALES
            United States..............................     $     217,111         $     214,658
            International..............................           209,688               156,036
                                                            -------------         -------------
         Total.........................................     $     426,799         $     370,694
                                                            =============         =============


 (1) Unallocated expenses consist primarily of corporate costs, charges associated with employment cost reduction programs and certain integration costs related to the acquisition of certain businesses of dmc2.

                       FERRO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10.      ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after June 30, 2001. With adoption of Statement No. 142 in its entirety on January 1, 2002, all of the Company's goodwill and intangible assets with indefinite lives are no longer being amortized, but are subject to periodic impairment reviews. The Company will complete its review of indefinite-lived intangible assets for impairment under the provisions of Statement No. 142 by June 30, 2002.

         Had the Company been accounting for its goodwill and certain other intangible assets for all prior periods presented, the Company's net income and earnings per common share would have been as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                -------------------------------
                                                                                      2002             2001
                                                                                      ----             ----
         (Dollars in thousands)
         Net income:
         As reported.......................................................     $       7,221    $      13,966
         Add back amortization expense, net of tax.........................               --             1,082
                                                                                -------------    -------------
         Adjusted net income...............................................     $       7,221    $      15,048
                                                                                =============    =============

         Basic earnings per share:
         As reported ......................................................     $        0.19    $        0.39
         Add back amortization expense, net of tax ........................                --             0.03
                                                                                -------------    -------------
         Adjusted basic earnings per share.................................     $        0.19    $        0.42
                                                                                =============    =============

         Diluted earnings per share:
         As reported ......................................................     $        0.19    $        0.37
         Add back amortization expense, net of tax ........................                --             0.03
                                                                                -------------    -------------
         Adjusted diluted earnings per share...............................     $        0.19    $        0.40
                                                                                =============    =============

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001 and accordingly, the Company has adopted Statement No. 144 as of January 1, 2002. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sales. Statement No. 144 broadens the presentation of discontinued

         FERRO CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10.      ACCOUNTING PRONOUNCEMENTS--(CONTINUED)

         operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of Statement No. 144 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         First quarter 2002 net sales of $426.8 million were 15.1% higher than the $370.7 million of sales for the comparable 2001 period. Sales increased 32.5% in the Coatings segment and declined 9.1% in the Performance Chemicals segment.

         Overall volume increased 22.1% for the quarter, including the effect of acquisitions. The increased volume was primarily due to the acquisition of certain businesses of dmc2, which was completed in September, 2001. The additional volume from this acquisition more than offset lower demand levels as a result of the economic conditions in the United States and Europe. A shift toward more economically sensitive products had an adverse price/mix impact of about 5% on a year-over-year basis. Currency also reduced sales by about 2% this period versus the first quarter of last year.

         Gross margins were 25.1% of sales compared with 26.3% for the comparable 2001 period. The lower gross margins compared to the prior year primarily stemmed from lower demand and capacity utilization, the Company's inventory reduction program, which yielded a reduction in inventory of approximately $14.8 million in the first quarter of 2002, and the unfavorable mix/price shift described above.

         Selling, administrative and general expenses were $78.5 million in the first quarter of 2002 compared with $66.5 million in the first quarter of 2001. The increase was due primarily to the addition of dmc2 operating expenses offset partially by cost reductions achieved related to the integration of the dmc2 businesses.

         Interest expense was $13.2 million for the first quarter of 2002, compared to $7.8 million for the first quarter of 2001. The higher interest expenses were due to additional debt related to the acquisition of the dmc2 businesses.

         Net income for the quarter ended March 31, 2002, was $7.2 million versus $14.0 million for the quarter ended March 31, 2001. The lower net income was primarily due to lower gross margins and higher SG&A, offset partially by the added earnings from the acquired dmc2 businesses and cost reductions related to the integration of those businesses. Earnings per diluted common share were $0.19 for the first quarter of 2002 including a reduction for integration costs of $1.2 million or $0.02 per share, compared with $0.37 per share for the prior year period ($0.40 per share if FASB Statement No. 142 had been effective for that period).

         QUARTERLY SEGMENT RESULTS

         Sales in the Coatings segment were $286.3 million in the first quarter, compared with first quarter 2001 sales of $216.2 million. Operating income was $24.0 million in the quarter, compared with $21.9 million in the year-ago quarter. The increase in sales reflects higher volume related to the dmc2 acquisition, which was partially offset by the effect of reduced demand in the United States and Europe. The operating income increase is due to the higher volume and the realization of cost synergies from the dmc2 integration, including significant efforts to reduce selling, general and administrative costs. Overall, the segment experienced stronger demand in the United States during the 2002 first quarter, driven by the automotive, building and renovation and durable goods markets, as compared to the 2001 fourth quarter. Demand in the electronics market improved in the 2002 first quarter as compared to the 2001 fourth quarter, especially in the Far East, but remained well below prior-year levels. European market conditions improved slightly during the first quarter versus the fourth quarter of 2001, but remained at a relatively weak level.

         Sales in the Performance Chemicals segment for the first quarter of 2002 were $140.5 million, compared with $154.5 million in the first quarter of last year. Operating income was $9.9 million in the quarter, down from $13.3 million a year ago. The decline in sales and earnings reflected reduced demand and changes in product mix and prices in certain businesses as compared to the first quarter of 2001. The segment started to experience a rebound in market demand and volume in the United States during the first quarter of 2002, led by the automotive, building and renovation, durable goods and consumer packaging markets. Demand remained soft across most European markets.

         GEOGRAPHIC SALES

         Sales in the United States were $217.1 million for the three months ended March 31, 2002 compared with $214.7 million for the three months ended March 31, 2001. International sales were $209.7 million for the three months ended March 31, 2002, compared with $156.0 million for the three months ended March 31, 2001. The sales growth in both of these geographical areas was driven primarily by the dmc2 acquisition.


         OUTLOOK

         Market conditions improved compared with the fourth quarter of 2001, but the level and rate of the economic recovery are still uncertain. The Company's businesses have implemented, and are continuing to implement, aggressive cost containment measures and are managing working capital to mitigate, in part, the impact of economic conditions on the results of operations. In the near term, the primary focus of the Company will be to continue to realize the synergies from integrating the acquired dmc2 businesses with their Ferro counterparts. The Company believes that additional significant cost savings can be achieved through eliminating duplicate facilities, reducing overhead and capitalizing on raw material sourcing synergies. The Company expects that ongoing efforts to integrate the acquired dmc2 businesses will likely result in integration charges, including severance costs, in future periods.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements include primarily capital investments, working capital requirements and debt service. The Company expects to be able to meet its liquidity requirements from a variety of sources. The Company has a $560.0 million revolving credit facility, of which $133.9 million was available as of March 31, 2002. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At March 31, 2002 and at December 31, 2001, $86.8 million and $65.3 million, respectively, was advanced under this facility and under Generally Accepted Accounting Principles, neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. We also maintain a leveraged lease program pursuant to which we lease certain land, buildings, machinery and equipment for a five-year period through 2005.

         Obligations under the revolving credit facilities are unsecured; however, if the Company's senior debt ceases to be rated as investment grade by either Moody's Investors Service, Inc. (Moody's) or Standard & Poor's Rating Group (S&P), the Company and its material subsidiaries must grant security interests in our respective principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on our principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under a leveraged lease program. Such liens could reasonably be expected to impair our ability to obtain financing on commercially reasonable terms. Although, as of March 31, 2002, we had approximately $133.9 million available under our revolving credit facilities, any such future liens may have a material adverse effect on our ability to satisfy our ongoing capital resource and liquidity requirements. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. We do not believe that a termination of this facility would be reasonably expected to have a material adverse effect on our liquidity or our capital resource requirements.

         The rating agencies may, at any time, based on changing market, political or socio-economic conditions reconsider the current rating of our outstanding debt. Based on rating agency disclosures, we understand that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody's have disclosed that our ability to reduce our level of indebtedness and to strengthen cash flow protection measures, through asset sales, increased free cash flows from acquisitions or otherwise, will be a factor in their ratings determinations going forward. The rating agencies also have indicated that if our debt levels remain near current levels at year end 2002 and there is no significant improvement in earnings, we may not be able to maintain our investment grade rating. On April 29, the Company announced its intent to sell 4 million common shares through a public offering. The proceeds from the offering are intended to be used to reduce borrowings under the revolving credit facility. Based upon the terms of the facility, the amount available for borrowing will be reduced by the corresponding amount of the repayment.

         The Company's credit facilities contain customary operating covenants that limit its ability to engage in certain activities, including acquisitions. Several of the covenants contain additional restrictions based upon the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the credit facilities) or in the event the Company's senior debt ceases to be rated investment grade by either Moody's or S&P. The credit facilities also contain financial convenants relating to minimum fixed charge coverage ratios over certain periods of time. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional capital.

         The Company's level of debt and debt service requirements could have important consequences to our business operations and uses of cash flow. In addition, a reduction in overall demand for our products could adversely affect our cash flows from operations. However, the Company does have a $560.0 million revolving credit facility of which approximately $133.9 million was available as of March 31, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. The Company also has potential liquidity requirements related to payments under our leveraged lease program and contingent liabilities as described further in Note 8 to the consolidated financial statements included elsewhere herein.

         ENVIRONMENTAL

         Refer to Note 8 of the Condensed Consolidated Financial Statements included herein for a description of the status of environmental matters.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after June 30, 2001. With adoption of Statement No. 142 in its entirety on January 1, 2002, all of the Company's goodwill and intangible assets with indefinite lives are no longer being amortized, but are subject to periodic impairment reviews. Amortization expense related to indefinite-lived intangibles was approximately $0.3 million for the quarter ended March 31, 2002 and was $2.1 million for all intangible assets for the quarter ended March 31, 2001. Amortization expense for the first quarter of 2001 would have been $0.4 million had the provisions of Statement No. 142 been in effect. The Company will complete its review of indefinite-lived intangible assets for impairment under the provisions of Statement No. 142 by June 30, 2002.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001 and accordingly, the Company has adopted Statement No. 144 as of January 1, 2002. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sales. Statement No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of Statement No. 144 did not have a material impact on the Company's financial position or results of operations.

         FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Management's Discussion and Analysis and elsewhere in this report reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the success of the Company's integration of certain businesses of dmc2; changes in customer requirements, markets or industries served; changes in interest rates; changing economic or political conditions; changes in foreign exchange rates; changes in the prices of major raw materials or sources of energy; significant technological or competitive developments; the completion or failure to complete the announced common stock offering; and the impact of environmental proceedings and regulation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. The Company's exposure to interest rate risk is related primarily to its debt portfolio including off balance sheet obligations under its accounts receivable securitization program. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a percentage of fixed and variable rate debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facilities and amounts outstanding under its receivables securitization program. Based on the total amount of variable rate indebtedness outstanding at December 31, 2001, a 1% change in short-term interest rates would have resulted in a $6.0 million change in expense for the year 2001. A 1% change in short-term interest rates would have resulted in a $1.4 million change in expense for the first quarter of 2002.

         At March 31, 2002, the Company had $349.6 million of fixed rate debt outstanding with an average interest rate of 8.4%, all maturing after 2006. The fair market value of these debt securities was approximately $328.8 million at March 31, 2002.

         The Company manages exposures to changing foreign currency exchange rates principally through the purchase of put options on currencies and forward foreign exchange contracts. Put options are purchased to offset the exposure of foreign currency-denominated earnings to a depreciation in the value of the local currency to the U.S. dollar. The Company's primary foreign currency put option market exposure is the euro. Foreign subsidiaries also mitigate the risk of currency fluctuations on the cost of raw materials denominated in U.S. dollars through the purchase of U.S. dollars to cover the future payable. A 10% appreciation of the U.S. dollar versus the corresponding currencies would have resulted in a $1.9 million and a $2.2 million increase in the fair value of these contracts in the aggregate at March 31, 2002 and December 31, 2001, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $1.5 million and $1.7 million decrease in the fair value of the contracts in the aggregate at March 31, 2002 and December 31, 2001, respectively.

         In September 2001, the Company completed the acquisition of the dmc2 businesses. This acquisition increases the Company's exposure to fluctuations in foreign currencies versus the U.S. dollar, particularly in Europe and Asia. At March 31, 2002, the Company had forward contracts to sell euros for U.S. dollars in a notional amount of $4.0 million at an average rate of $.8778/euro and outstanding put options to sell euros for U. S. dollars having a notional amount of $8.4 million and an average strike price of $.8804/euro. These forward and future contracts have a net fair value of approximately $1.0 million. The Company also had forward contracts to sell other currencies with an aggregate notional amount of $7.6 million and a net fair value of $0.3 million.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Legal proceedings were reported in the Company's Form 10-K for the year ended December 31, 2001 and are also covered in Footnote 8 to the Condensed Consolidated Financial Statements contained herein.

ITEM 2.           CHANGE IN SECURITIES.

         No change.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FERRO CORPORATION
                             (Registrant)

Date: May 07, 2002

                             /s/      HECTOR R. ORTINO
                             ---------------------------------------------------
                             Hector R. Ortino
                             Chairman and Chief Executive Officer

Date: May 07, 2002

                             /s/      BRET W. WISE
                             ---------------------------------------------------
                             Bret W. Wise
                             Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

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

     (b) The rights of the holders of Ferro's Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(c) to Ferro Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

     (c) Form of Security (7-1/8% Debentures due 2028). (Reference is made to
         Exhibit 4(a-1) to Ferro Corporation's Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

     (d) Officer's Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J.
         P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation's Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

     (e) Form of Global Note (9-1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation's Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

         The Company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10%of the total assets of the Company and its subsidiaries on a consolidated basis.

(10) Material Contracts

*    (m)(1) Amendment to Receivables Purchase Agreement, dated as of
         February 28, 2002, among Ferro Finance Corporation as Seller, Corporate Asset Funding Company, Inc. as Investor and assignee of CIESCO L.P., Ferro Electronic Materials, Inc. as an Originator, Ferro Corporation as Originator and Collection Agent, and Citicorp North America, Inc. as Agent.

* (n)(1) Amendment to Purchase and Contribution Agreement, dated as of February 28, 2002, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser.

*(11)    Computation of Earnings Per Share.

*(12) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.