Form 10-Q
period 2002-06-30
FERRO CORP
filed 2002-08-14
CIK 35214

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                                 Yes [X] No [ ]

         At August 5, 2002 there were 40,311,035 shares of Ferro common stock, par value $1.00, outstanding.



================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                                  -------                         -------
                                                       (UNAUDITED)    (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
                                                          2002           2001              2002           2001
                                                          ----           ----              ----           ----
(dollars in thousands-except per share amounts)

Net Sales.........................................  $    475,786     $   355,189     $    902,586    $   725,882

Cost of Sales.....................................       354,776         269,914          674,509        543,106
Selling, Administrative and General Expenses......        83,979          66,715          162,433        133,168
Other Charges (Credits):
   Interest Expense...............................        12,770           7,431           25,968         15,279
   Net Foreign Currency (Gain) Loss...............           889            (166)           1,648           (349)
   Other Expense - Net............................         2,096             301            5,484          1,806
                                                    ------------     -----------     ------------    -----------
      Income Before Taxes.........................        21,276          10,994           32,544         32,872
Income Tax Expense................................         7,271           3,981           11,317         11,894
                                                    ------------     -----------     ------------    -----------

Net Income........................................        14,005           7,013           21,227         20,978

Dividend on Preferred Stock.......................           611             775            1,281          1,570
                                                    ------------     -----------     ------------    -----------

Net Income Available to Common Shareholders.......  $     13,394     $     6,238     $     19,946    $    19,408
                                                    ============     ===========     ============    ===========

Per Common Share Data:
   Basic Earnings.................................  $       0.36     $      0.18     $       0.55    $      0.57
   Diluted Earnings...............................          0.34            0.18             0.54           0.56

Shares Outstanding:
   Average Outstanding............................    37,662,108      34,221,922       36,151,656     34,200,352
   Average Diluted................................    40,687,074      34,475,450       39,160,598     37,086,023
   Actual End of Period...........................    40,254,273      34,225,699       40,254,273     34,225,699

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       FERRO CORPORATION AND SUBSIDIARIES
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                     JUNE 30        DECEMBER 31
                                                                                      2002             2001
                                                                                      ----             ----
                                                                                   (UNAUDITED)       (AUDITED)
(dollars in thousands)
                                     ASSETS

Current Assets:
   Cash and Cash Equivalents...........................................         $      24,745    $      15,317
   Net Receivables.....................................................               182,888          176,637
   Inventories.........................................................               225,317          237,153
   Other Current Assets................................................               186,905          171,473
                                                                                -------------    -------------
      Total Current Assets.............................................         $     619,855    $     600,580
Net Property, Plant & Equipment........................................               631,037          624,463
Unamortized Intangible Assets..........................................               421,974          405,340
Other Assets...........................................................               106,525          102,176
                                                                                -------------    -------------
                                                                                $   1,779,391    $   1,732,559
                                                                                =============    =============
                                   LIABILITIES

Current Liabilities:
   Notes and Loans Payable.............................................         $      16,274    $      19,506
   Accounts Payable, Trade.............................................               255,762          214,408
   Other Current Liabilities...........................................               203,798          171,312
                                                                                -------------    -------------
      Total Current Liabilities........................................         $     475,834    $     405,226
Long - Term Debt.......................................................               626,601          829,740
Other Liabilities......................................................               214,269          197,207
Shareholders' Equity...................................................               462,687          300,386
                                                                                -------------    -------------
                                                                                $   1,779,391    $   1,732,559
                                                                                =============    =============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                 (UNAUDITED)       (UNAUDITED)
(dollars in thousands)

Net Cash Provided by Operating Activities..............................         $      86,974    $      44,840
Cash Flow from Investing Activities:
   Capital Expenditures for Plant and Equipment........................               (16,261)         (23,906)
   Other Investing Activities..........................................                (2,428)            (751)
                                                                                -------------    --------------
Net Cash Used for Investing Activities.................................               (18,689)         (24,657)
Cash Flow from Financing Activities:
   Issuance of Common Stock............................................               131,571               --
   Net Borrowings (Payments) Under Short-Term Facilities...............                (3,232)         (31,244)
   Net Proceeds from Asset Securitization..............................                26,108           30,274
   Proceeds (repayment) from Long-Term Debt............................              (207,434)          10,228
   Purchase of Treasury Stock..........................................                  (424)          (5,753)
   Cash Dividend Paid..................................................               (11,350)         (11,490)
   Other Financing Activities..........................................                 2,390            1,455
                                                                                -------------    -------------
Net Cash Used by Financing Activities..................................               (62,371)          (6,530)
Effect of Exchange Rate Changes on Cash................................                 3,514             (709)
                                                                                -------------    --------------
Increase in Cash and Cash Equivalents..................................                 9,428           12,944
Cash and Cash Equivalents at Beginning of Period.......................                15,317              777
                                                                                -------------    -------------
Cash and Cash Equivalents at End of Period.............................         $      24,745    $      13,721
                                                                                =============    =============
Cash Paid During the Period for:
   Interest, Net of Amounts Capitalized................................         $      12,919    $      13,819
   Income Taxes........................................................         $       2,750    $       5,925
                                                                                -------------    -------------


      See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim period. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.       COMPREHENSIVE INCOME

         Comprehensive income represents net income adjusted for foreign currency translation adjustments and pension liability adjustments. Comprehensive income was $36.7 million and $2.5 million for the three months ended June 30, 2002 and 2001, respectively, and $38.2 million and $9.1 million for the six months ended June 30, 2002 and 2001, respectively. Accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 was $90.7 million and $107.7 million, respectively.

3.       INVENTORIES

         Inventories consisted of the following:
         (dollars in thousands)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2002             2001
                                                                                      ----             ----

         Raw Materials.................................................         $      53,280    $      71,374
         Work in Process...............................................                19,348           18,218
         Finished Goods................................................               163,301          157,850
                                                                                -------------    -------------
                                                                                      235,929          247,442
         LIFO Reserve..................................................                10,612           10,289
                                                                                -------------    -------------
         Net Inventories...............................................         $     225,317    $     237,153
                                                                                =============    =============

4.       FINANCING AND LONG-TERM DEBT

         Long-term debt as of June 30, 2002 and December 31, 2001 was as follows:
         (dollars in thousands)

                                                                                      2002             2001
                                                                                      ----             ----

         Senior Notes, 9.125%, due 2009................................         $     196,018    $     195,712
         Debentures, 7.125%, due 2028..................................                54,459           54,448
         Debentures, 7.625%, due 2013..................................                24,838           24,833
         Debentures, 8.0%, due 2025....................................                49,469           49,457
         Debentures, 7.375%, due 2015..................................                24,952           24,950
         Revolving credit agreements...................................               274,544          372,000
         Capital markets term facility.................................                    --          103,555
         Other.........................................................                 6,349            6,422
                                                                                -------------    -------------
                                                                                      630,629          831,377
         Less current portion (a)......................................                 4,028            1,637
                                                                                -------------    -------------
         Total.........................................................         $     626,601    $     829,740
                                                                                =============    =============

(a)      Included in notes and loans payable.

         In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included a $373.0 million five-year revolving credit facility, and a $187.0 million 364-day revolving credit facility. The Company has an option to convert the 364-day revolving credit facility to a one-year term loan at the expiration date of the facility on September 6, 2002. On May 15, 2002, the Company repaid $131.6 million of the 364-day facility from the proceeds of a common stock issuance, which effectively reduced the facility to $55.4 million. At June 30, 2002, the Company had $274.5 million outstanding under the five-year revolving credit facility and no outstanding borrowings under the 364-day revolving credit facility.

         At the Company's option, the borrowings under the five-year and 364-day revolving credit facilities bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime
         Rate); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Interest rates in effect at June 30, 2002, for the five-year and 364-day revolving credit facilities, were 3.52%.

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

         The Company's level of debt and debt service requirements could have important consequences to the Company's business operations and uses of cash flow. In addition, a reduction in overall demand for the Company's products could adversely affect the Company's cash flows from operations. However, the Company does have a $428.4 million revolving credit facility of which approximately $153.9 million was available as of June 30, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

         In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly owned unconsolidated special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other Conduits. At December 31, 2001, $65.3 million had been advanced to the Company, net of repayments, under this program. In 2002, an additional $26.1 million, net, has been advanced to the Company, resulting in total advances outstanding of $91.4 million at June 30, 2002. During 2002, $543.2 million of accounts receivable have been sold under the program and $517.1 million of receivables have been collected and remitted to the Conduits, or a net amount of $26.1 million. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's.

         The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $84.0 million as of June 30, 2002, and $69.0 million as of December 31, 2001 and is included in other current assets in the condensed consolidated balance sheet. The Company and certain European subsidiaries on a monthly basis measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

5.       EARNINGS PER SHARE COMPUTATION

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                        JUNE 30
                                                                                                  -------
                                                            2002         2001                 2002        2001
                                                            ----         ----                 ----        ----

         Average Basic Shares
              Outstanding........................       37,662,108     34,221,922         36,151,656    34,200,352
         Adjustments for Assumed
              Conversion of Convertible
              Preferred Stock and
              Common Stock Options...............        3,024,966        253,528          3,008,942     2,885,671
         Average Diluted Shares..................       40,687,074     34,475,450         39,160,598    37,086,023

         Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding. Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock and common stock options to common stock divided by average diluted shares outstanding. For the three months ended June 30, 2001 the assumed conversion of convertible preferred stock was anti-dilutive, and accordingly, those shares were excluded from the diluted earnings per share computation.

6.       ACQUISITIONS

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

         A summary of the preliminary allocation of the purchase price follows:

         (dollars in thousands)


         Current assets.................................................................         $       270,871
         Property, plant and equipment..................................................                 218,372
         Estimated excess of purchase price over net assets acquired....................                 213,085
         Other assets...................................................................                  36,141
                                                                                                 ---------------
              Total assets..............................................................                 738,469
         Current liabilities............................................................                 146,598
         Long-term liabilities..........................................................                  66,397
                                                                                                 ---------------
              Total liabilities.........................................................                 212,995
         Cash purchase price............................................................         $       525,474
                                                                                                 ===============

         The preliminary purchase price allocation is subject to revisions when additional information becomes available to the Company, including the final plans to integrate the operations of the acquired dmc2 operations. Any changes in initial estimates, once determined, will be recorded as part of the purchase price allocation and will result in adjustments to the excess of purchase price over net assets acquired. Additionally, the purchase price is subject to certain post-closing adjustments with respect to assets acquired and liabilities assumed. Any such adjustments will result in changes to the preliminary allocation shown above.

         The Company financed this transaction with proceeds from credit facilities, which are described in Note 4 herein.

7.       REALIGNMENT AND COST REDUCTION PROGRAMS

         The following table summarizes the activities relating to the Company's realignment and cost reduction programs:

         (dollars in thousands)

                                                                                   OTHER
                                                               SEVERANCE           COSTS             TOTAL
                                                               ---------           -----             -----

         Balance as of December 31, 2001.............         $     5,339       $      202       $     5,541
         Charges.....................................               2,934              357             3,291
         Business Combinations.......................               8,753               --             8,753
         Cash payments...............................              (4,911)            (427)           (5,338)
                                                              -----------       ----------       -----------
         Balance as of June 30, 2002.................         $    12,115       $      132       $    12,247
                                                              ===========       ==========       ===========

         Charges in the six months ended June 30, 2002, relate to the Company's ongoing cost reduction and integration programs. Initiated in 2001, these programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc2. Total charges of $211 and $3,080 ($2,124 in the second quarter) are included in cost of sales and selling, administrative and general expenses in 2002, respectively.

         Through June 30, 2002 the amount of severance costs paid under the programs was $13.2 million and approximately 835 employees have actually been terminated.

8.       CONTINGENT LIABILITIES

         On May 4, 1999, and December 16, 1999, the United States Environmental Protection Agency (U.S. EPA) issued Notices of Violation (NOVs) alleging that the Company violated various requirements of the Clean Air Act and related state laws in modifying and operating the Pyro-Chek(R) process. The Company sold assets relating to the Pyro-Chek(R) process and ceased production of Pyro-Chek(R) in June 2000. A Consent Decree finally resolving this matter has been entered by the United States District Court for the Northern District of Indiana. Under the terms of the decree, the Company paid an aggregate cash amount of $3 million to the U.S. government, the State of Indiana and the City of Hammond and have provided $844,000 to fund an environmental project in Hammond unrelated to the Company's operations.

         There are also pending against the Company and its consolidated subsidiaries various other lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the Company's consolidated financial position or results of operations or liquidity.

9.       REPORTING FOR SEGMENTS

         The Company's reportable segments are Coatings and Performance Chemicals. Coatings products include tile coating systems, color and glass performance materials, industrial coatings and electronic materials. Performance Chemicals consist of polymer additives, pharmaceutical and fine chemicals, and specialty plastics. The Company measures segment profit for internal reporting purposes as net operating profit before interest and taxes. Excluded from net operating profit are certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

         Sales to external customers are presented in the following chart. Inter-segment sales are not material.


                       FERRO CORPORATION AND SUBSIDIARIES
                                  SEGMENT DATA

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30                            JUNE 30
                                                               -------                            -------
                                                           2002         2001                  2002        2001
                                                           ----         ----                  ----        ----
                                                        (UNAUDITED)  (UNAUDITED)          (UNAUDITED)  (UNAUDITED)
         (dollars in thousands)

         SEGMENT SALES
                Coatings...........................    $  321,942    $ 205,480            $  608,290    $  421,670
                Performance Chemicals..............       153,844      149,709               294,296       304,212
                                                       ----------    ---------            ----------    ----------
         Total.....................................    $  475,786    $ 355,189            $  902,586    $  725,882
                                                       ==========    =========            ==========    ==========
         SEGMENT INCOME
                Coatings...........................    $   29,531    $  17,650            $   53,492    $   39,575
                Performance Chemicals..............        13,595        9,986                23,494        23,243
                                                       ----------    ---------            ----------    ----------
         Total.....................................    $   43,126    $  27,636            $   76,986    $   62,818
         Unallocated expenses (1)..................         6,095        9,076                11,342        13,210
         Interest expense..........................        12,770        7,431                25,968        15,279
         Foreign currency (gain) loss..............           889         (166)                1,648          (349)
         Other expense.............................         2,096          301                 5,484         1,806
                                                       ----------    ---------            ----------    ----------
                Income before taxes................    $   21,276    $  10,994            $   32,544    $   32,872
                                                       ==========    =========            ==========    ==========
         GEOGRAPHIC SALES
                United States......................    $  235,097    $ 202,996            $  452,209    $  417,653
                International......................       240,689      152,193               450,377       308,229
                                                       ----------    ---------            ----------    ----------
         Total  ...................................    $  475,786    $ 355,189            $  902,586    $  725,882
                                                       ==========    =========            ==========    ==========

(1) Unallocated expenses consist primarily of corporate costs, charges associated with employment cost reduction programs in 2002 and certain integration costs related to the acquisition of certain businesses of dmc2.

10.      ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after June 30, 2001. With adoption of Statement No. 142 in its entirety on January 1, 2002, all of the Company's goodwill and intangible assets with indefinite lives are no longer being amortized, but are subject to periodic impairment reviews. The Company completed its review of intangible assets with indefinite lives under the provisions of Statement No. 142 and determined that as of June 30, 2002, no impairment charges were necessary.

         Had the Company been accounting for goodwill and certain other intangible assets under the provisions of Statement No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows:

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30                         JUNE 30
                                                                    -------                         -------
                                                               2002        2001                2002        2001
                                                               ----        ----                ----        ----
         (dollars in thousands)

         Net income:
         As reported.................................       $   14,005   $    7,013         $  21,227   $   20,978
         Add back amortization expense, net of tax...               --        1,077                --        2,159
                                                            ----------   ----------         ---------   ----------
         Adjusted net income.........................       $   14,005   $    8,090         $  21,227   $   23,137
                                                            ==========   ==========         =========   ==========
         Basic earnings per share:
         As reported.................................       $      .36   $      .18         $     .55   $      .57
         Add back amortization expense, net of tax...               --          .03                --          .06
                                                            ----------   ----------         ---------   ----------
         Adjusted basic earnings per share...........       $      .36   $      .21         $     .55   $      .63
                                                            ==========   ==========         =========   ==========
         Diluted earnings per share:
         As reported.................................       $      .34   $      .18         $     .54   $      .56
         Add back amortization expense, net of tax...               --          .03                --          .06
                                                            ----------   ----------         ---------   ----------
         Adjusted diluted earnings per share.........       $      .34   $      .21         $     .54   $      .62
                                                            ==========   ==========         =========   ==========

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. For restructurings initiated after 2002, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most of the anticipated costs. Instead, the Company will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows.

11.      SUBSEQUENT EVENTS

         On August 5, 2002 the Company announced that it had signed a definitive agreement to sell its Powder Coatings business unit, which is a part of its Coatings segment, in separate transactions with Rohm and Haas Company and Akzo Nobel Coatings. The transactions will close after normal regulatory approvals have been received and other customary closing conditions have been satisfied or waived. Proceeds from this transaction will be used to repay long-term debt.

         The Company will classify the business as an asset held for sale and will report the business results as discontinued operations beginning in the third quarter 2002. Had all the conditions for sale been met at June 30, 2002 the Company would have reported the operation as held for sale and the corresponding results of operations of the business unit would have been treated as a discontinued operation.

         The business unit had sales of $93.4 million and $90.5 million and operating profit of $6.6 million and $5.7 million for the six months ended June 30, 2002 and 2001, respectively. These results do not include corporate charges and allocations, interest, foreign currency gains or losses and other income and expense that have not previously been allocated or reported as a component of segment results. The above results also do not reflect the use of proceeds from the sale of the business and the corresponding reduction in interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Second quarter 2002 net sales of $475.8 million were 34.0% higher than the $355.2 million of sales for the comparable 2002 period. Sales increased 56.7% in the Coatings segment and 2.8% in the Performance Chemicals segment.

         Overall volume increased 34.2% for the quarter, including the effect of acquisitions. The increased volume was primarily due to the acquisition of certain businesses of dmc2, which was completed in September, 2001, and higher demand levels in certain markets, in particular the Asia-Pacific region.

         Gross margins were 25.4% of sales compared to 24.0% for the comparable 2001 period. The higher gross margins compared to the prior year primarily stemmed from successful efforts to lower costs through integration and consolidation, increased capacity utilization and lower charges from cost reduction programs. The charges for cost reduction programs reduced gross profit by $2.0 million in the second quarter of 2001.

         Selling, administrative and general expenses were $84.0 million in the second quarter of 2002 compared with $66.7 million in the second quarter of 2001. The increase was due primarily to the addition of dmc2 operating expenses offset partially by cost reductions achieved related to the integration of the dmc2 businesses and lower charges from cost reduction and integration programs. The charges for cost reduction and integration programs increased SG&A expense by $2.1 million in the second quarter of 2002 and $4.2 million in the second quarter of 2001.

         Interest expense was $12.8 million for the second quarter of 2002, compared with $7.4 million for the second quarter of 2001. The higher interest expenses reflect the financing of the acquisition of the dmc2 businesses.

         Net income for the quarter ended June 30, 2002, was $14.0 million or $0.34 per diluted share versus $7.0 million or $0.18 per diluted share for the quarter ended June 30, 2001. Excluding certain charges related to cost reduction and integration programs of $2.1 million in the second quarter of 2002 and $6.9 million in the second quarter of 2001, the net income for the second quarter of 2002 would have been $15.4 million or $0.38 per diluted share versus $11.4 million or $0.31 per diluted share in the second quarter of 2001 ($0.34 per share if FASB Statement No. 142 had been effective for that period).

         QUARTERLY SEGMENT RESULTS

         Sales for the Coatings segment were $321.9 million in the second quarter, up 56.7% from the $205.5 million of sales in the second quarter of 2001. Segment income was $29.5 million, compared with $17.7 million in the year-ago quarter. The increase in revenue mainly reflects higher volumes related to the dmc2 acquisition and stronger demand in several key-end markets, including significant growth in the Asia-Pacific region. The markets providing the strongest year-over-year increases include the building and renovation, appliance, automotive and consumer container glass and color markets. The 67.3% increase in segment income was largely the result of increased volumes, internal cost reductions and the benefits of the dmc2 acquisition. Sales in the Coatings segment increased more than 12 percent compared sequentially with the first quarter of 2002 as demand continued to improve in most market segments, especially in the United States and the Asia-Pacific region. The electronics market, along with the markets mentioned above, contributed to the sequential increase in sales.

         Sales for the Performance Chemicals segment for the second quarter of 2002 were $153.8 million, up 2.8% from the sales of $149.7 million in the second quarter of 2001. Segment income was $13.6 million in the second quarter of 2002, compared with $10.0 million a year ago. Higher sales volumes were driven by increased demand from several key-end markets. Leading the increase were the building and renovation, durable goods, automotive and consumer packaging markets. Higher segment income was the result of higher volumes and successful efforts to reduce the fixed cost structure over the past year. The Performance

         Chemicals segment sales increased more than 9 percent compared sequentially with first quarter 2002, as demand increased across most markets.

         GEOGRAPHIC SALES

         Sales in the United States were $235.1 million for the three months ended June 30, 2002, compared with $203.0 million for the three months ended June 30, 2001. International sales were $240.7 million for the three months ended June 30, 2002, compared with $152.2 million for the three months ended June 30, 2001. The sales growth in both of these geographical areas was driven primarily by the dmc2 acquisition. International sales were also higher due to continued growth in the Asia-Pacific region.

         COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Sales for the first six months of 2002 of $902.6 million were 24.3% higher than sales of $725.9 million for the comparable 2001 period. Sales for the Coatings segment increased 44.3% and sales for the Performance Chemicals segment declined 3.3%.

         Overall volume increased 27.9% during the six months ended June 30, 2002, including the effect of acquisitions. The increased volume was primarily due to the acquisition of certain businesses of dmc2, which was completed in September 2001 and higher demand levels in the Asia-Pacific region.

         Gross margins were 25.3% of sales for the first six months of 2002 compared with 25.2% for the same period in 2001. The gross margin for 2001 was adversely impacted by a $2.0 million charge for cost reduction programs in the second quarter of 2001.

         Selling, administrative and general expenses were $162.4 million, compared to $133.2 million for the first half of 2001. The increase was due primarily to the addition of dmc2 operating expenses offset partially by cost reductions achieved related to the integration of the dmc2 businesses and lower charges from cost reduction and integration programs. The charges for cost reduction and integration programs increased SG&A by $3.1 million in the first six months of 2002 and $4.2 million in the first six months of 2001.

         Interest expense was $26.0 million for the first half of 2002, compared with $15.3 million for the first half of 2001. The higher interest expenses reflect the financing of the acquisition of the dmc2 businesses.

         Net income for the six months ended June 30, 2002 was $21.2 million or $0.54 per diluted share versus $21.0 million or $0.56 per diluted share for the six months ended June 30, 2001. Excluding certain charges related to the cost reduction and integration programs of $3.3 million for the first six months of 2002 and $6.9 million for the first six months of 2001, the net income for the first half of 2002 would have been $23.4 million or $0.59 per diluted share, versus $25.4 million or $0.68 per diluted share for the comparable 2001 period ($0.74 if FASB Statement No. 142 had been effective for that period).

         SIX-MONTH SEGMENT RESULTS

         For the first six months of 2002, sales in the Coatings segment increased 44.3% to $608.3 million from $421.7 million in the comparable 2001 period. The increase in revenue primarily reflects higher volumes related to the dmc2 acquisition and stronger growth in several key markets, including significant growth in the Asia-Pacific region. Segment income increased 35.2% to $53.5 million during the first half of 2002 compared to $39.6 million last year. The improvement in income was largely the result of higher volumes, internal cost reductions and the benefits of the dmc2 acquisition.

         Sales in the Performance Chemicals segment decreased 3.3% to $294.3 million during the first half of 2002 from $304.2 million in the year-earlier period. The sales decline was caused primarily by changes in product mix and lower prices in certain businesses compared to last year, offset partially by recent increases in the building and renovation, durable goods, automotive and consumer packaging markets. Income from the segment increased 1.1% to $23.5 million in the first six months of 2002 from $23.2 million last year. The higher income is primarily the result of the successful efforts to reduce the fixed cost structure over the past year.

         GEOGRAPHIC SALES

         Sales in the United States were $452.2 million for the six months ended June 30, 2002, compared with $417.7 million during the same 2001 period. International sales were $450.4 million for the six months ended June 30, 2002, compared with $308.2 million in the first half of 2001. The sales growth in both areas was driven primarily by the dmc2 acquisition. International sales were also higher due to higher demand levels in the Asia-Pacific region.

         CASH FLOWS

         Net cash provided by operating activities was $87.0 million for the six months ended June 30, 2002, compared with $44.8 million for the same period in 2001. The increase in cash flows reflects a substantial reduction in working capital during 2002, as management emphasized cash flow generation to be used for debt reduction. Cash used for investing activities was $18.7 million for the six months ended June 30, 2002 and $24.7 million for the six months ended June 30, 2001. Investing activities in 2002 reflect lower capital expenditures. Net cash used for financing activities was $62.4 million for the first six months of 2002, compared with $6.5 million for the first six months of 2001. The increase reflects the repayment of long-term debt in excess of the proceeds from the issuance of common stock.

         OUTLOOK

         Market conditions improved compared with the first quarter of 2002, but the Company believes the economy is still in the early stages of recovery, particularly in the electronics materials market. Some uncertainty remains about the rate and consistency of the recovery. Consequently, the Company expects to continue to focus on cost control, cash flow and maximizing the synergies from integrating the acquired dmc2 businesses. The Company expects that ongoing efforts to integrate the acquired dmc2 businesses and reduce costs will likely result in integration charges, including severance costs, in future periods.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements include primarily capital investments, working capital requirements and debt service. The Company expects to be able to meet its liquidity requirements from a variety of sources. The Company has a $428.8 million revolving credit facility, of which $154.3 million was available as of June 30, 2002. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At June 30, 2002 and at December 31, 2001, $91.4 million and $65.3 million, respectively, was advanced under this facility and under Generally Accepted Accounting Principles, neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. Additionally, the Company maintains a leveraged lease program, accounted for as an operating lease, pursuant to which the Company leases certain land, buildings, machinery and equipment for a five-year period through 2005.

         Obligations under the revolving credit facilities are unsecured; however, if the Company's senior debt ceases to be rated as investment grade by either Moody's Investors Service, Inc. (Moody's) or Standard & Poor's Rating Group (S&P), the Company and its material subsidiaries must grant security interests in the Company's respective principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on the Company's principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under a leveraged lease program. Such liens could reasonably be expected to impair the Company's ability to obtain financing on commercially reasonable terms. Although, as of June 30, 2002, the Company had $153.9 million available under the Company's revolving credit facilities, any such future liens may have a material adverse effect on the Company's ability to satisfy the Company's ongoing capital resource and liquidity requirements. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. We do not believe that a termination of this facility would be reasonably expected to have a material adverse effect on the Company's liquidity or the Company's capital resource requirements.

         The rating agencies may, at any time, based on changing market, political or socio-economic conditions reconsider the current rating of the Company's outstanding debt. Based on rating agency disclosures, we understand that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody's have disclosed that the Company's ability to improve earnings, reduce the Company's level of indebtedness and strengthen cash flow protection measures, through asset sales, increased free cash flows from acquisitions or otherwise, will be factors in their ratings determinations going forward.

         On May 15, the Company completed the sale of 5 million common shares through a public offering. The net proceeds from the offering of $131.6 million, net of expenses incurred through the end of the second quarter, were used to reduce borrowings under the revolving credit facility. Based upon the terms of the facility, the amount available for borrowing was reduced by the corresponding amount of the repayment.

         On August 5, 2002, the Company announced that it had signed a definitive agreement to sell its Powder Coatings business unit in separate transactions with Rohm and Haas Company and Akzo Nobel Coatings. The cash proceeds of approximately $133.0 million, excluding certain liabilities assumed by the acquiring companies of approximately $30.0 million, are expected to be used to further reduce borrowings outstanding under the revolving credit facilities.

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

         The Company's level of debt and debt service requirements could have important consequences to our business operations and uses of cash flow. In addition, a reduction in overall demand for our products could adversely affect our cash flows from operations. However, the Company does have a $428.4 million revolving credit facility of which approximately $153.9 million was available as of June 30, 2002. The revolving credit facility and the amount available will be reduced by $55.8 million if the 364-day portion of the facility is not renewed on September 6, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. The Company also has potential liquidity requirements related to payments under our leveraged lease program.

         ENVIRONMENTAL

         Refer to Note 8 of the Condensed Consolidated Financial Statements included herein for a description of the status of environmental matters.

           IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL
                              ACCOUNTING POLICIES

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after June 30, 2001. With adoption of Statement No. 142 in its entirety on January 1, 2002, all of the Company's goodwill and intangible assets with indefinite lives are no longer being amortized, but are subject to periodic impairment reviews. Amortization expense related to finite-lived intangibles was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2002, respectively, and was $2.1 million and $4.1 million for all intangible assets for the three and six months ended June 30, 2001. Amortization expense for the three and six months of 2001 would have been $0.4 million and $0.8 million had the provisions of Statement No. 142 been in effect. The Company completed a review of intangible assets with indefinite lives under the provisions of Statement No. 142 as of June 30, 2002 and determined that no impairment charges were necessary on that date.

         CRITICAL ACCOUNTING POLICIES

         In response to the Securities and Exchange Commission's (SEC) Release No 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         LITIGATION AND ENVIRONMENTAL RESERVES

         The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental matters. The Company also expends funds for environmental remediation of both Company-owned and third-party locations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," the Company records a loss and establishes a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements which have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate.

         INCOME TAXES

         Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where substantial pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities and tax expense. The Company's tax assets, liabilities and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations and expectations of future earnings.

         PENSION AND OTHER EMPLOYEE BENEFITS

         Certain assumptions are used in the calculation of the actuarial valuation of the Company-sponsored defined benefit pension plans and post-retirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results are less favorable than those projected by management, lower levels of pension credit or other additional expense may be required.

         INVENTORY ALLOWANCES

         The Company provides for valuation allowances of inventory based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation allowances could be required.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company provides for uncollectible accounts receivable based upon estimates of unrealizable amounts due from specific customers.

         REALIGNMENT AND COST REDUCTION PROGRAMS

         The Company recorded $3.3 million during the six months ended June 30, 2002 for charges in connection with its cost reduction and integration programs. The programs affect all business groups across the Company, and will take approximately twelve months to complete from date of commencement. The $3.3 million of charges included $2.9 million of severance termination benefits for employees affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Severance termination benefits were based on various factors including length of service, contract provisions, local legal requirements and salary levels. Management estimated the charges based on these factors as well as projected final service dates. If actual results are different from original estimates, the Company will adjust the amounts reflected in the consolidated financial statements.

         OFF BALANCE SHEET INDEBTEDNESS

         In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly-owned unconsolidated special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other Conduits. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due, and in accordance with SFAS No. 140, no liability is reflected on the Company's balance sheet.

         The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance is included in other current assets in the balance sheet. The Company and certain European subsidiaries on a monthly basis measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

         VALUATION OF LONG-LIVED ASSETS

         The Company's long-lived assets include property, plant, equipment, goodwill and other intangible assets. Property, plant and equipment are depreciated over their estimated useful lives, and all long-lived assets are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Impairment tests are performed using fair values based upon earnings multiples or forecasted cash flows discounted to present value. If the earnings multiples, actual cash flows or discount rate estimates change, the Company may have to record additional impairment charges not previously recognized.

         FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Management's Discussion and Analysis and elsewhere in this report reflect the Company's current expectations with respect to the future performance of the Company and may constitute "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, and actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the success and costs of the Company's integration of certain businesses of dmc2; changes in customer requirements, markets or industries served; changes in interest rates; changing economic or political conditions; changes in foreign exchange rates; changes in the prices of major raw materials or sources of energy; significant technological or competitive developments; the completion or failure to complete the announced common stock offering; and the impact of environmental proceedings and regulation.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. The Company's exposure to interest rate risk is related primarily to its debt portfolio including off balance sheet obligations under its accounts receivable securitization program. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a percentage of fixed and variable rate debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facilities and amounts outstanding under its receivables securitization program. Based on the total amount of variable rate indebtedness outstanding at December 31, 2001, a 1% change in short-term interest rates would have resulted in a $6.0 million change in expense for the year 2001. A 1% change in short-term interest rates would have resulted in a $1.0 million change in expense for the second quarter of 2002 and $2.4 million for the first six months of 2002.

         At June 30, 2002, the Company had $349.7 million of fixed rate debt outstanding with an average interest rate of 8.4%, all maturing after 2006. The fair market value of these debt securities was approximately $329.1 million at June 30, 2002.

         The Company manages exposures to changing foreign currency exchange rates principally through the purchase of put options on currencies and forward foreign exchange contracts. Put options are purchased to offset the exposure of foreign currency-denominated earnings to a depreciation in the value of the local currency to the U.S. dollar. The Company's primary foreign currency put option market exposure is the euro. Foreign subsidiaries also mitigate the risk of currency fluctuations on the cost of raw materials denominated in U.S. dollars through the purchase of U.S. dollars to cover the future payable. A 10% appreciation of the U.S. dollar versus the corresponding currencies would have resulted in a $1.9 million and a $2.2 million increase in the fair value of these contracts in the aggregate at June 30, 2002 and December 31, 2001, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $1.6 million and $1.7 million decrease in the fair value of the contracts in the aggregate at June 30, 2002 and December 31, 2001, respectively.

         In September 2001, the Company completed the acquisition of the dmc2 businesses. This acquisition increases the Company's exposure to fluctuations in foreign currencies versus the U.S. dollar, particularly in Europe and Asia. At June 30, 2002, the Company had outstanding put options to sell euros for U. S. dollars having a notional amount of $14.9 million and an average strike price of $.8781/euro. These forward and future contracts have a net fair value of approximately $(0.5) million. The Company also had forward contracts to sell other currencies with an aggregate notional amount of $25.5 million and a net fair value of $(0.6) million.

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

ITEM 3.           DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders held on April 26, 2002, there were a total of 31,756,774.338 shareholders voting either in person or by proxy. The shareholders:

A. Elected four directors to the Ferro Corporation Board of Directors, Sandra Austin Crayton, William B. Lawrence and Dennis W. Sullivan to serve on the Board until the meeting in the year 2005.

         The results of the voting for directors were as follows:

                 NUMBER OF VOTES FOR
                 -------------------

                 Sandra Austin Crayton                  30,799,559.982
                 William B. Lawrence                    30,945,187.565
                 Dennis W. Sullivan                     30,886,468.799

                 The terms of office for Michael H. Bulkin, Dr. Jennie S. Hwang, Michael F. Mee, John C. Morley, Hector R. Ortino, William J. Sharp, Padmasree Warrior and Alberto Weisser continued after the meeting. Subsequent to the meeting, John
                 C. Morley has retired from the Board of Directors.

B. Approved a proposal to ratify the designation of KPMG LLP as independent auditors of the books and accounts of the Company for the current year ending December 31, 2002. The holders of 29,444,014.14 shares of Ferro Common and Preferred Stock voting together as a class voted in favor of the proposal. The holders of 2,201,823.941 shares of Ferro Common and Preferred Stock voted against the proposal. The holders of 110,936.257 shares of Ferro Common and Preferred Stock abstained from voting on the issue.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

         (b) The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FERRO CORPORATION
                              (Registrant)

Date:  August 14, 2002

                              /s/               HECTOR R. ORTINO
                              --------------------------------------------------
                              Hector R. Ortino
                              Chairman and Chief Executive Officer

Date:  August 14, 2002

                              /s/                 BRET W. WISE
                              --------------------------------------------------
                              Bret W. Wise
                              Senior Vice President and Chief Financial Officer

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

*(11)    Computation of Earnings Per Share.

(99) Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.