Form 10-Q
period 2002-09-30
FERRO CORP
filed 2002-11-15
CIK 35214

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  -------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NUMBER 1-584

                                  -------------

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

                                   Yes [X]  No [ ]

         At November 4, 2002 there were 40,436,963 shares of Ferro common stock, par value $1.00, outstanding.

================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                              ------------                  ------------
                                                       (UNAUDITED)   (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                          2002          2001            2002            2001
                                                          ----          ----            ----            ----
(dollars in thousands-except per share amounts)

Net Sales...........................................  $  388,807     $   304,073     $  1,162,246    $   896,414

Cost of Sales.......................................     293,577         230,300          866,956        666,302
Selling, Administrative and General Expenses........      69,937          63,768          213,099        177,476
Other Charges (Credits):
   Interest Expense.................................       9,571           7,567           33,182         20,483
   Net Foreign Currency (Gain) Loss.................      (1,327)        (17,159)             349        (17,575)
   Other Expense - Net..............................       3,811           1,121            9,506          6,320
                                                      ----------     -----------     ------------    -----------
      Income Before Taxes...........................      13,238          18,476           39,154         43,408
Income Tax Expense..................................       3,221           7,047           12,461         16,285
                                                      ----------     -----------     ------------    -----------
Income from Continuing Operations...................      10,017          11,429           26,693         27,123
Discontinued Operations
   Results from Discontinued Operations,
      Net of Tax....................................       2,039             823            6,590          6,107
   Gain on Disposal of Discontinued Operation,
      Net of Tax....................................      32,465              --           32,465             --
                                                      ----------     -----------     ------------    -----------
                                                          34,504             823           39,055          6,107

Net Income..........................................      44,521          12,252           65,748         33,230

Dividend on Preferred Stock.........................         594             763            1,875          2,333
                                                      ----------     -----------     ------------    -----------
Net Income Available to Common Shareholders.........  $   43,927     $    11,489     $     63,873    $    30,897
                                                      ==========     ===========     ============    ===========
Earnings Per Share Data:
   Basic
      Income from Continuing Operations.............  $     0.23     $      0.31     $       0.66    $      0.72
      Discontinued Operations.......................        0.86            0.03             1.04           0.18
                                                      ----------     -----------     ------------    -----------
                                                      $     1.09     $      0.34     $       1.70    $      0.90
   Diluted
      Income from Continuing Operations.............  $     0.23     $      0.31     $       0.65    $      0.72
      Discontinued Operations.......................        0.80            0.02             0.97           0.16
                                                      ----------     -----------     ------------    -----------
                                                      $     1.03     $      0.33     $       1.62    $      0.88
Shares Outstanding:
   Average Outstanding..............................  40,347,707      34,249,361       37,550,340     34,216,688
   Average Diluted..................................  43,010,001      37,071,799       40,443,732     37,081,281
   Actual End of Period.............................  40,381,678      34,259,867       40,381,678     34,259,867


      See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FERRO CORPORATION AND SUBSIDIARIES
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                                                  SEPTEMBER 30     DECEMBER 31
                                                                                      2002            2001
                                                                                      ----            ----
                                                                                   (UNAUDITED)      (AUDITED)

(dollars in thousands)

                                     ASSETS
Current Assets:
   Cash and Cash Equivalents...........................................         $      15,878    $      15,317
   Net Receivables.....................................................               146,154          159,703
   Inventories.........................................................               181,642          214,164
   Assets of Businesses Held for Sale..................................                26,150           98,680
   Other Current Assets................................................               153,888          171,473
                                                                                -------------    -------------
      Total Current Assets.............................................         $     523,712    $     659,337
Net Property, Plant & Equipment........................................               570,423          571,726
Unamortized Intangible Assets..........................................               429,895          399,320
Other Assets...........................................................                94,552          102,176
                                                                                -------------    -------------
                                                                                $   1,618,582    $   1,732,559
                                                                                =============    =============
                                   LIABILITIES

Current Liabilities:
   Notes and Loans Payable.............................................         $       8,731    $      19,506
   Accounts Payable, Trade.............................................               201,585          180,019
   Liabilities of Businesses Held for Sale.............................                 9,234           34,389
   Other Current Liabilities...........................................               229,661          171,312
                                                                                -------------    -------------
      Total Current Liabilities........................................         $     449,211    $     405,226
Long - Term Debt.......................................................               449,336          829,740
Other Liabilities......................................................               216,843          197,207
Shareholders' Equity...................................................               503,192          300,386
                                                                                -------------    -------------
                                                                                $   1,618,582    $   1,732,559
                                                                                =============    =============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                         ------------
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                 (UNAUDITED)       (UNAUDITED)

(dollars in thousands)

Net Cash Provided by Operating Activities..............................         $     138,494    $     116,084
Cash Flow from Investing Activities:
   Capital Expenditures for Plant and Equipment........................               (25,545)         (34,959)
   (Acquisitions) and Divestitures.....................................               132,491         (509,245)
   Other Investing Activities..........................................                (2,404)           3,180
                                                                                --------------   -------------
Net Cash Provided (Used) for Investing Activities......................               104,542         (541,024)
Cash Flow from Financing Activities:
   Issuance of Common Stock............................................               131,540               --
   Net Payments Under Short-Term Facilities............................               (10,775)         (46,055)
   Net (Repayment) Borrowings Under Short-Term
     Capital Markets Facility..........................................              (103,555)         300,000
   Net Proceeds from Asset Securitization..............................                25,434           30,274
   Proceeds from (Repayment of) Long-Term Debt.........................              (280,752)         204,771
   Sale (Purchase) of Treasury Stock...................................                10,324           (4,050)
   Cash Dividend Paid..................................................               (17,796)         (17,219)
   Other Financing Activities..........................................                  (478)          (9,323)
                                                                                --------------   --------------
Net Cash (Used) Provided by Financing Activities.......................              (246,058)         458,398
Effect of Exchange Rate Changes on Cash................................                 3,583             (246)
                                                                                -------------    --------------
Increase in Cash and Cash Equivalents..................................                   561           33,212
Cash and Cash Equivalents at Beginning of Period.......................                15,317              777
                                                                                -------------    -------------
Cash and Cash Equivalents at End of Period.............................         $      15,878    $      33,989
                                                                                =============    =============
Supplemental Disclosures:

Cash Paid During the Period for:
   Interest, Net of Amounts Capitalized................................         $      23,581    $      17,418
   Income Taxes........................................................         $      12,422    $       8,779
                                                                                -------------    -------------
Cash Flows from Discontinued Operations................................         $                $
   Net Cash Provided by Operating Activities...........................                13,087           11,661
   Net Cash Used for Investing Activities............................                     519            7,804
   Net Cash Provided (Used) by Financing Activities....................                    --               --


      See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim period. Certain amounts in the 2001 financial statements and accompanying notes have been reclassified to conform to the 2002 presentation. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2. COMPREHENSIVE INCOME

   Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was $38.7 million and $20.3 million for the three months ended September 30, 2002 and 2001, respectively, and $76.9 million and $29.4 million for the nine months ended September 30, 2002 and 2001, respectively. Accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 was $96.5 million and $107.7 million, respectively.

3. INVENTORIES

   Inventories consisted of the following:
   (dollars in thousands)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2002            2001
                                                                              ----            ----
   Raw Materials.................................................         $      43,334    $      64,147
   Work in Process...............................................                17,960           16,745
   Finished Goods................................................               130,836          143,303
                                                                          -------------    -------------
                                                                                192,130          224,195
   LIFO Reserve..................................................                10,488           10,031
                                                                          -------------    -------------
   Net Inventories...............................................         $     181,642    $     214,164
                                                                          =============    =============


4. FINANCING AND LONG-TERM DEBT

   Long-term debt as of September 30, 2002 and December 31, 2001 was as follows:
   (dollars in thousands)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2002             2001
                                                                              ----             ----
   Senior Notes, 9.125%, due 2009................................         $     196,171    $     195,712
   Debentures, 7.125%, due 2028..................................                54,464           54,448
   Debentures, 7.625%, due 2013..................................                24,840           24,833
   Debentures, 8.0%, due 2025....................................                49,474           49,457
   Debentures, 7.375%, due 2015..................................                24,953           24,950
   Revolving credit agreements...................................                96,726          372,000
   Capital markets term facility.................................                    --          103,555
   Other.........................................................                 2,997            6,422
                                                                          -------------    -------------
                                                                                449,625          831,377
   Less current portion (a)......................................                   289            1,637
                                                                          -------------    -------------
   Total.........................................................         $     449,336    $     829,740
                                                                          =============    =============

(a) Included in notes and loans payable.

   In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included a $373.0 million five-year revolving credit facility, and a $187.0 million 364-day revolving credit facility. The 364-day revolving credit facility expired on September 6, 2002. On September 30, 2002, the Company repaid $131.9 million of the five-year facility from the proceeds from the sale of its Powder Coatings business, which effectively reduced the capacity of the facility to $300.0 million. At September 30, 2002, the Company had $96.7 million outstanding under the five-year revolving credit facility.

   At the Company's option, the borrowing under the five-year revolving credit facility bears interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Interest rates in effect at September 30, 2002, for the five-year revolving credit facility were 3.64%.

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

   The Company's level of debt and debt service requirements could have important consequences to the Company's business operations and uses of cash flow. In addition, a reduction in overall demand for the Company's products could adversely affect the Company's cash flows from operations. However, the Company does have a $300.0 million revolving credit facility of which approximately $203.3 million was available as of September 30, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

   In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly owned unconsolidated special purpose entity, Ferro Finance Corporation
   (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other Conduits. At December 31, 2001, $65.3 million had been advanced to the Company, net of repayments, under this program. In 2002, an additional $25.4 million, net, has been advanced to the Company, resulting in total advances outstanding of $90.7 million at September 30, 2002. During 2002, $828.0 million of accounts receivable have been sold under the program and $802.6 million of receivables have been collected and remitted to the Conduits, or a net amount of $25.4 million. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's.

   The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $54.7 million as of September 30, 2002, and $69.0 million as of December 31, 2001 and is included in other current assets in the condensed consolidated balance sheets. The Company and certain European subsidiaries on a monthly basis measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

5. EARNINGS PER SHARE COMPUTATION

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30                    SEPTEMBER 30
                                                        ------------                    ------------
                                                      2002         2001                2002         2001
                                                      ----         ----                ----         ----
   Average Basic Shares
        Outstanding........................       40,347,707     34,249,361         37,550,340    34,216,688
   Adjustments for Assumed
        Conversion of Convertible
        Preferred Stock and
        Common Stock Options...............        2,662,294      2,822,483          2,893,392     2,864,593
   Average Diluted Shares..................       43,010,001     37,071,799         40,443,732    37,081,281


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

   A summary of the allocation of the purchase price follows:

   (dollars in thousands)

   Current assets.................................................................         $       264,511
   Property, plant and equipment..................................................                 218,372
   Patented Technology............................................................                   3,410
   Excess of purchase price over net assets acquired..............................                 224,590
   Other assets...................................................................                  36,118
                                                                                           ---------------
        Total assets..............................................................                 747,001
   Current liabilities............................................................                 150,130
   Long-term liabilities..........................................................                  71,397
                                                                                           ---------------
        Total liabilities.........................................................                 221,527
   Cash purchase price............................................................         $       525,474
                                                                                           ===============

   The purchase price is subject to final settlement of certain adjustments with respect to working capital and net debt assumed. Any such adjustments will result in a change to the excess of purchase price over net assets acquired.

   The Company financed this transaction with proceeds from credit facilities, which are described in Note 4 herein.


7. REALIGNMENT AND COST REDUCTION PROGRAMS

   The following table summarizes the activities relating to the Company's realignment and cost reduction programs:

   (dollars in thousands)

                                                                            OTHER
                                                         SEVERANCE          COSTS             TOTAL
                                                         ---------          -----             -----

   Balance as of December 31, 2001.............         $     5,339       $      202       $     5,541
   Charges.....................................               8,391              389             8,780
   Business Combinations.......................               8,631               --             8,631
   Cash payments...............................              (6,612)            (459)           (7,071)
                                                        ------------      -----------      ------------
   Balance as of September 30, 2002............         $    15,749       $      132       $    15,881
                                                        ===========       ==========       ===========

   Charges in the nine months ended September 30, 2002 relate to the Company's ongoing cost reduction and integration programs. Initiated in 2001, these programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc2. Total charges of $3,837 ($3,626 in the third quarter) and $4,943 ($1,863 in the third quarter) are included in cost of sales and selling, administrative and general expenses in 2002, respectively.

   Through September 30, 2002 the amount of severance costs paid under the programs was $14.9 million and approximately 900 employees have actually been terminated.

   The Company anticipates incurring additional charges of approximately $12.0 million over the next several quarters to complete the integration of dmc2 and its other consolidation programs.


8. CONTINGENT LIABILITIES

   There are pending against the Company and its consolidated subsidiaries various lawsuits and claims. In the opinion of management, the ultimate liabilities resulting from such other lawsuits and claims will not materially affect the Company's consolidated financial position or results of operations or liquidity.

9. REPORTING FOR SEGMENTS

   The Company's reportable segments are Coatings and Performance Chemicals. Coatings products include tile coating systems, color and glass performance materials, industrial coatings and electronic materials. Performance Chemicals consist of polymer additives, pharmaceutical and fine chemicals, and specialty plastics. The Company measures segment profit for internal reporting purposes as net operating profit before interest and taxes. Excluded from net operating profit are discontinued operations and certain unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

   Sales to external customers are presented in the following chart. Inter-segment sales are not material.

                       FERRO CORPORATION AND SUBSIDIARIES
                                  SEGMENT DATA

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                            ------------                       ------------
                                                          2002         2001                 2002         2001
                                                          ----         ----                 ----         ----
                                                       (UNAUDITED)  (UNAUDITED)          (UNAUDITED)  (UNAUDITED)
         (dollars in thousands)

         SEGMENT SALES
                Coatings...........................    $  249,975    $ 171,699           $   746,307    $  484,391
                Performance Chemicals..............       138,832      132,374               415,939       412,023
                                                       ----------    ---------            ----------    ----------
         Total.....................................    $  388,807    $ 304,073           $ 1,162,246    $  896,414
                                                       ==========    =========           ===========    ==========
         SEGMENT INCOME
                Coatings...........................    $   26,315    $  11,916           $    72,568    $   46,072
                Performance Chemicals..............         9,410        6,780                32,130        29,374
                                                       ----------    ---------            ----------    ----------
         Total.....................................    $   35,725    $  18,696           $   104,698    $   75,446
         Unallocated expenses (1)..................        10,432        8,691                22,507        22,810
         Interest expense..........................         9,571        7,567                33,182        20,483
         Foreign currency (gain) loss..............        (1,327)     (17,159)                  349       (17,575)
         Other expense.............................         3,811        1,121                 9,506         6,320
                                                       ----------    ---------            ----------    ----------
                Income before taxes................    $   13,238    $  18,476            $   39,154    $   43,408
                                                       ==========    =========            ==========    ==========
         GEOGRAPHIC SALES
                United States......................    $  196,240    $ 163,468           $   582,022    $  505,882
                International......................       192,567      140,605               580,224       390,532
                                                       ----------    ---------            ----------    ----------
         Total  ...................................    $  388,807    $ 304,073           $ 1,162,246    $  896,414
                                                       ==========    =========           ===========    ==========

(1) Unallocated expenses consist primarily of corporate costs, charges associated with employment cost reduction programs and certain integration costs related to the acquisition of certain businesses of dmc2.


10. NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after September 30, 2001. With adoption of Statement No. 142 in its entirety on January 1, 2002, all of the Company's goodwill and intangible assets with indefinite lives are no longer being amortized, but are subject to periodic impairment reviews. The Company completed its review of intangible assets with indefinite lives under the provisions of Statement No. 142 and determined that as of January 1, 2002, no impairment charges were necessary.

    Had the Company been accounting for goodwill and certain other intangible assets under the provisions of Statement No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows:

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                            ------------                    ------------
                                                          2002        2001                2002        2001
                                                          ----        ----                ----        ----
    (dollars in thousands)
    Net income:
    As reported.................................       $   44,521   $   12,252         $  65,748   $   33,230
    Add back amortization expense, net of tax...               --        1,060                --        3,219
                                                       ----------   ----------         ---------   ----------
    Adjusted net income.........................       $   44,521   $   13,312         $  65,748   $   36,449
                                                       ==========   ==========         =========   ==========
    Basic earnings per share:
    As reported.................................       $     1.09   $      .34         $    1.70   $      .90
    Add back amortization expense, net of tax...               --          .03                --          .10
                                                       ----------   ----------         ---------   ----------
    Adjusted basic earnings per share...........       $     1.09   $      .37         $    1.70   $     1.00
                                                       ==========   ==========         =========   ==========
    Diluted earnings per share:
    As reported.................................       $     1.03   $      .33         $    1.62   $      .88
    Add back amortization expense, net of tax...               --          .03                --          .09
                                                       ----------   ----------         ---------   ----------
    Adjusted diluted earnings per share.........       $     1.03   $      .36         $    1.62   $      .97
                                                       ==========   ==========         =========   ==========

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001 and accordingly, the Company has adopted Statement No. 144 as of January 1, 2002. Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations
    - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sales. Statement 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of Statement No. 144 did not have a material impact on the Company's financial position or results of operations.

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

11. DISCONTINUED OPERATIONS

    On September 30, 2002, the Company completed the sale of its Powder Coatings business unit, previously part of its Coatings segment, in separate transactions with Rohm and Haas Company and Akzo Nobel Coatings. At September 30, 2002 and for all periods presented the Powder Coatings business has been reported as discontinued operations. The $32.5 million gain on sale is net of income taxes of $22.7 million. In addition, the Company has classified several other small businesses as discontinued based on the Company's intent to divest of such businesses over the next year. These businesses were previously included in the Coatings and Performance Chemicals segments.

    Sales from discontinued operations were $60.6 million and $61.2 million for the three months ended September 30, 2002 and 2001, respectively, and $189.7 million and $194.8 million for the nine months ended September 30, 2002 and 2001, respectively. Earnings before tax from discontinued operations were $3.1 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, and $9.7 million and $9.0 million for the nine months ended September 30, 2002 and 2001, respectively. Assets of businesses held for sale are composed primarily of property plant and equipment, accounts receivable, inventories and intangible assets. Liabilities of businesses held for sale are composed primarily of trade accounts payable. The results of the discontinued operations include the operating earnings of the discontinued units as well as interest expenses, foreign currency gains or losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        Third quarter 2002 net sales from continuing operations of $388.8 million were 27.9% higher than the $304.1 million of sales for the comparable 2001 period. Overall volume increased 19.8% for the quarter, including the effect of acquisitions. The increased volume was primarily due to the acquisition of certain businesses of dmc2, which was completed in September 2001, and higher demand levels in certain markets, in particular the Asia-Pacific region.

        Gross margins from continuing operations were 24.5% of sales compared to 24.3% for the comparable 2001 period. The higher gross margins compared to the prior year primarily stemmed from successful efforts to lower costs through integration and consolidation. Charges for integration and cost reduction programs reduced gross profit by $3.6 million in the third quarter of 2002 and $1.3 in the third quarter of 2001.

        Selling, administrative and general expenses from continuing operations were $69.9 million in the third quarter of 2002 compared to $63.8 million in the third quarter of 2001. The increase was due primarily to the inclusion of three months of dmc2 operating expenses in 2002, compared to only one month in 2001 (the acquisition was completed on September 7, 2001). In addition, charges from cost reduction and integration programs were higher in 2002 offset partially by cost reductions achieved related to the integration of the dmc2 businesses. The charges for cost reduction and integration programs increased SG&A expense by $1.9 million in the third quarter of 2002 and $0.7 million in the third quarter of 2001.

        Interest expense from continuing operations was $9.6 million for the third quarter of 2002, compared to $7.6 million for the third quarter of 2001. The higher interest expenses reflect the financing of the acquisition of certain of the dmc2 businesses completed September 7, 2001.

        Net foreign currency gain from continuing operations for the quarter ended September 30, 2002 was $1.3 million compared to $17.2 million for the quarter ended September 30, 2001. The Company realized $16.9 million of foreign currency gains during the third quarter of 2001 from contracts initiated for purposes of mitigating the effects of currency movements on the cash flow requirements of the acquisition of certain businesses of dmc2.

        Other expense (net) from continuing operations for the three months ended September 30, 2002 was $3.8 million compared to $1.1 million for the three months ended September 30, 2001. The year-over-year increase was primarily due to a gain from the sale of property net of certain costs related to the dmc2 acquisition.

        The effective tax rate from continuing operations for the quarter ended September 30, 2002 was 24.3% versus 38.1% in the same period last year. The third quarter of 2002 tax rate was favorably impacted by tax benefits realized from export sales, utilization of net operating loss carry-forwards that were fully reserved, the impact of equity in earnings of non-consolidated entities reported net of tax, and increased earnings in lower tax rate jurisdictions.

        Income from continuing operations for the quarter ended September 30, 2002 was $10.0 million or $0.23 per diluted share versus $11.4 million or $0.31 per diluted share for the quarter ended September 30, 2001 ($0.34 per share if FASB Statement No. 142 had been effective for that period).

        Earnings from discontinued operations for the quarter ended September 30, 2002 were $2.0 million compared to $0.8 million for the quarter ended September 30, 2001. In addition, a gain on the disposal of the Company's Powder Coatings business of $32.5 million (net of tax) was recorded in the quarter ended September 30, 2002. The gain in sale has been revised upward by $1.1 million from the earlier estimate included in the Company's third quarter earnings release.

        Net income for the quarter ended September 30, 2002 was $44.5 million or $1.03 per diluted share versus $12.3 million or $0.33 per diluted share for the quarter ended September 30, 2001.


        QUARTERLY SEGMENT RESULTS

        Sales for the Coatings segment were $250.0 million in the third quarter, up 45.6% from the $171.7 million of sales in the third quarter of 2001. Segment income was $26.3 million, compared to $11.9 million in the year-ago quarter. The increase in revenue mainly reflects higher volumes related to the dmc2 acquisition and continued strength in several key end markets. The markets providing the strongest year-over-year increases include the building and renovation, appliance, automotive and consumer container glass and color. The electronics market continues to provide mixed results. Demand is strong for solar cell, shielding and surface finishing applications, but the chip component market, which represents over half of Ferro electronic materials sales volume, remains very soft. The 121.0% increase in segment income was largely the result of increased volumes, internal cost reductions and the benefits of the dmc2 acquisition.

        Sales for the Performance Chemicals segment for the third quarter of 2002 were $138.8 million, up 4.8% from the sales of $132.4 million in the third quarter of 2001. Segment income was $9.4 million in the third quarter of 2002, compared to $6.8 million a year ago. Higher sales volumes were driven by increased demand from several key end markets, including the building and renovation, appliance, automotive production and pharmaceutical markets, as compared to the year earlier period. Segment income increased as a result of higher volumes and successful efforts to reduce the fixed cost structure over the past year.


        GEOGRAPHIC SALES

        Sales in the United States were $196.2 million for the three months ended September 30, 2002, compared to $163.5 million for the three months ended September 30, 2001. International sales were $192.6 million for the three months ended September 30, 2002, compared with $140.6 million for the three months ended September 30, 2001. The sales growth in both of these geographical areas was driven primarily by the dmc2 acquisition. Demand in the United States was also due to stronger automotive production, construction, appliances and consumer packaging. International sales have been favorably impacted by strong demand in the Asia-Pacific region in nearly every market served. Demand levels in Europe remain sluggish, with the exception of the building and renovation markets in parts of Eastern Europe.

        COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        Sales from continuing operations for the first nine months of 2002 of $1,162.2 million were 29.7% higher than sales of $896.4 million for the comparable 2001 period. Overall volume increased 25.8% during the nine months ended September 30, 2002, including the effect of acquisitions. The increased volume was primarily due to the acquisition of certain businesses of dmc2, which was completed in September 2001 and higher demand levels in the Asia-Pacific region.

        Gross margins from continuing operations were 25.4% of sales for the first nine months of 2002 compared to 25.7% for the same period in 2001. The gross margins were adversely impacted by a $3.8 million charge for cost reduction programs in the nine months of 2002 and $3.3 million in the nine months of 2001.

        Selling, administrative and general expenses from continuing operations were $213.1 million, compared to $177.5 million for the first nine months of 2001. The increase was due primarily to the addition of dmc2 operating expenses offset partially by cost reductions achieved related to the integration of the dmc2 businesses. Charges for cost reduction and integration programs increased SG&A by $4.9 million in both the first nine months of 2002 and in the first nine months of 2001.

        Interest expense from continuing operations was $33.2 million for the first nine months of 2002, compared to $20.5 million for the first nine months of 2001. The higher interest expenses reflect the financing of the acquisition of certain of the dmc2 businesses completed September 7, 2001.

        Net foreign currency loss from continuing operations for the nine months ended September 30, 2002 was $0.3 million versus a gain of $17.6 million for the nine months ended September 30, 2001. The Company realized $16.9 million of foreign currency gains during the third quarter of 2001 from contracts initiated for purposes of mitigating the effects of currency movements on the cash flow requirements of the acquisition of certain businesses of dmc2.

        Other expense (net) from continuing operations for the nine months ended September 30, 2002 was $9.5 million compared to $6.3 million for the nine months ended September 30, 2001.

        The effective tax rate from continuing operations for the nine months ended September 30, 2002 was 31.8% versus 37.5% for the nine months ended September 30, 2001. The first nine months of 2002 was favorably impacted by tax benefits realized from export sales, utilization of net operating loss carry-forwards that were fully reserved, the impact of equity in earnings of non-consolidated entities reported net of tax, and increased earnings in lower tax rate jurisdictions.

        Income from continuing operations for the nine months ended September 30, 2002 was $26.7 million or $0.65 per diluted share versus $27.1 million or $0.72 per diluted share for the nine months ended September 30, 2001 ($0.81 per share if FASB Statement No. 142 had been effective in that period).

        Earnings from discontinued operations for the nine months ended September 30, 2002 were $6.6 million compared to $6.1 million for the nine months ended September 30, 2001. In addition, a gain on the disposal of the Company's Powder Coatings business of $32.5 million (net of tax) was recorded in the quarter ended September 30, 2002.

        Net income for the nine months ended September 30, 2002 was $65.7 million or $1.62 per diluted share versus $33.2 million or $0.88 per diluted share for the nine months ended September 30, 2001.


        NINE-MONTH SEGMENT RESULTS

        For the first nine months of 2002, sales in the Coatings segment increased 54.1% to $746.3 million from $484.4 million in the comparable 2001 period. The increase in revenue primarily reflects higher volumes related to the dmc2 acquisition and stronger growth in several key markets, including significant growth in the Asia-Pacific region. Segment income increased 57.5% to $72.6 million during the first nine months of 2002 compared to $46.1 million last year. The improvement in income was largely the result of higher volumes due to the dmc2 acquisition, internal cost reductions and the benefits of the dmc2 acquisition.

        Sales in the Performance Chemicals segment increased 1.0% to $415.9 million during the first nine months of 2002 from $412.0 million in the year-earlier period. The sales increase was caused primarily by increases in the building and renovation, durable goods, automotive and consumer packaging markets, offset partially by changes in product mix and lower prices in certain businesses compared to last year. Income from the segment increased 9.4% to $32.1 million in the first nine months of 2002 from $29.4 million last year. The higher income is primarily the result of the successful efforts to reduce the fixed cost structure over the past year.


        GEOGRAPHIC SALES

        Sales in the United States were $582.0 million for the nine months ended September 30, 2002, compared to $505.9 million during the same 2001 period. International sales were $580.2 million for the nine months ended September 30, 2002, compared with $390.5 million in the nine months of 2001. The sales growth in both areas was driven primarily by the dmc2 acquisition. International sales were also higher due to higher demand levels in the Asia-Pacific region.


        CASH FLOWS

        Net cash provided by operating activities was $138.5 million for the nine months ended September 30, 2002, compared to $116.1 million for the same period in 2001. The increase in cash flows reflects a substantial reduction in working capital during 2002, as management emphasized cash flow generation to be used for debt reduction. Cash provided by investing activities was $104.5 million for the nine months ended September 30, 2002 and stemmed primarily from the proceeds from the sale of the Company's Powder Coatings business of $132.5 million. Cash used by investing activities was $541.0 million for the nine months ended September 30, 2001 primarily due to the impact of acquisitions of $509.2 million related primarily to the acquisition of certain businesses of dmc2. Net cash used by financing activities was $246.1 million for the nine months ended September 30, 2002 and reflects the repayment of long-term debt in excess of the proceeds from the issuance of common stock. Net cash provided by financing activities of $458.4 million for the nine months ended September 30, 2001 was generated primarily by borrowings needed for the acquisition of certain businesses of dmc2.

        OUTLOOK

        Outside of the normal seasonal impact, third quarter demand levels were relatively flat when compared sequentially with the second quarter 2002. Construction, automotive production, appliance and the overall Asian markets continue at healthy demand levels. The electronics market, which typically experiences seasonal strength in the second half of the year, is still lagging. The Company expects market conditions to continue to be affected in the near-term by the sluggish macroeconomic conditions and the uncertainty of global political events. The Company will continue to focus on what it can control, which includes reducing costs and aggressively managing our operations to maximize cash flow. In addition, due to recent trends and events, we expect that certain costs, including health care and pension expenses, will increase in 2003.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement benefits and dividends. The Company expects to be able to meet its liquidity requirements from a variety of sources. The Company has a $300.0 million revolving credit facility, of which $203.3 million was available as of September 30, 2002. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At September 30, 2002 and at December 31, 2001, $90.7 million and $65.3 million, respectively, was advanced under this facility and under FASB Statement No. 140, neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. Additionally, the Company maintains a $25.0 million leveraged lease program, accounted for as an operating lease, pursuant to which the Company leases certain land, buildings, machinery and equipment for a five-year period through 2005.

        Obligations under the revolving credit facilities are unsecured; however, if the Company's senior debt ceases to be rated as investment grade by either Moody's Investors Service, Inc. (Moody's) or Standard & Poor's Rating Group (S&P), the Company and its material subsidiaries must grant security interests in the Company's respective principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on the Company's principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under a leveraged lease program. Such liens could reasonably be expected to impair the Company's ability to obtain financing on commercially reasonable terms. Although, as of September 30, 2002, the Company had $203.3 million available under the Company's revolving credit facility, any such future liens may have a material adverse effect on the Company's ability to satisfy the Company's ongoing capital resource and liquidity requirements. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. We do not believe that a termination of this facility would be reasonably expected to have a material adverse effect on the Company's liquidity or the Company's capital resource requirements.

        The rating agencies may, at any time, based on various factors including changing market, political or socio-economic conditions reconsider the current rating of the Company's outstanding debt. Based on rating agency disclosures, we understand that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody's have disclosed that the Company's ability to improve earnings, reduce the Company's level of indebtedness and strengthen cash flow protection measures, through asset sales, increased free cash flows from acquisitions or otherwise, will be factors in their ratings determinations going forward.

        On May 15, 2002, the Company completed the sale of 5 million common shares through a public offering. The net proceeds from the offering of $131.5 million, net of expenses, incurred through the end of the third quarter, were used to reduce borrowings under the revolving credit facility. Based upon the terms of the revolved credit facility, the amount available for borrowing was reduced by the corresponding amount of the repayment.

        On September 30, 2002, the Company sold its Powder Coatings business unit in separate transactions with Rohm and Haas Company and Akzo Nobel Coatings. The cash proceeds of approximately $131.9 million were used to reduce borrowings outstanding under the revolving credit facility.

        The Company's credit facility contains customary operating covenants that limit its ability to engage in certain activities, including acquisitions. Several of the covenants contain additional restrictions based upon the ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the credit facilities) or in the event the Company's senior debt ceases to be rated investment grade by either Moody's or S&P. The credit facilities also contain financial convenants relating to minimum fixed charge coverage ratios over certain periods of time. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional capital.

        The Company's level of debt and debt service requirements could have important consequences to our business operations and uses of cash flow. In addition, a reduction in overall demand for our products could adversely affect our cash flows from operations. However, the Company does have a $300.0 million revolving credit facility of which approximately $203.3 million was available as of September 30, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. The Company also has potential liquidity requirements related to payments under our leveraged lease program.

        ENVIRONMENTAL

        Refer to Note 8 of the Condensed Consolidated Financial Statements included herein for a description of the status of environmental matters.

             IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

        GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after September 30, 2001. With adoption of Statement No. 142 in its entirety on January 1, 2002, all of the Company's goodwill and intangible assets with indefinite lives are no longer being amortized, but are subject to periodic impairment reviews. Amortization expense related to finite-lived intangibles was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2002, respectively, and was $2.1 million and $6.2 million for all intangible assets for the three and nine months ended September 30, 2001. Amortization expense for the three and nine months of 2001 would have been $0.4 million and $1.1 million had the provisions of Statement No. 142 been in effect. The Company completed a review of intangible assets with indefinite lives under the provisions of Statement No. 142 as of January 1, 2002 and determined that no impairment charges were necessary on that date.


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


        INCOME TAXES

        Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where substantial pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities and tax expense. The Company's tax assets, liabilities and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations and expectations of future earnings. However, the amounts recorded may materially differ from the amounts that are ultimately payable if management's estimates turn out to be inaccurate.


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


        ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company provides for uncollectible accounts receivable based upon estimates of unrealizable amounts due from specific customers. If actual realizable accounts receivable are less favorable than those projected by management, additional allowance for doubtful accounts could be required.


        REALIGNMENT AND COST REDUCTION PROGRAMS

        The Company recorded $8.8 million during the nine months ended September 30, 2002 for charges in connection with its cost reduction and integration programs. The programs affect all businesses across the Company, and will take no longer than twelve months to complete from date of commencement. The $8.8 million of charges included $8.4 million of severance termination benefits for employees affected by plant closings or capacity reductions, as well as various personnel in corporate, administrative and shared service functions. Severance termination benefits were based on various factors including length of service, contract provisions, local legal requirements and salary levels. Management estimated the charges based on these factors as well as projected final service dates. If actual results are different from original estimates, the Company will adjust the amounts reflected in the consolidated financial statements.


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

        The Company has a lease agreement for certain land, buildings, machinery and equipment for a five-year period that expires in 2005. The Company has the option to purchase the assets at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to pay, or is entitled to receive from the lessor, the difference between the net sales proceeds and the outstanding lease balance. This lease is treated as an operating lease and as such is not reflected on the balance sheet of the Company.


        VALUATION OF LONG-LIVED ASSETS

        The Company's long-lived assets include property, plant, equipment, goodwill and other intangible assets. Property, plant and equipment are depreciated over their estimated useful lives, and all long-lived assets are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable and annually for goodwill. Impairment tests are performed using fair values based upon forecasted cash flows or, in the case of goodwill, using earnings multiples. If actual cash flows or earnings multiples change from projections, the Company may have to record additional impairment charges not previously recognized.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

        The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. The Company's exposure to interest rate risk is related primarily to its debt portfolio including off balance sheet obligations under its accounts receivable securitization program. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a percentage of fixed and variable rate debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facilities and amounts outstanding under its receivables securitization program. Based on the total amount of variable rate indebtedness outstanding at December 31, 2001, a 1% change in short-term interest rates would have resulted in a $6.0 million change in expense for the year 2001. A 1% change in short-term interest rates would have resulted in a $0.6 million change in expense for the third quarter of 2002 and $3.0 million for the first nine months of 2002.

        At September 30, 2002, the Company had $349.9 million of fixed rate debt outstanding with an average interest rate of 8.4%, all maturing after 2006. The fair market value of these debt securities was approximately $335.4 million at September 30, 2002.

        The Company manages exposures to changing foreign currency exchange rates principally through the purchase of put options on currencies and forward foreign exchange contracts. Put options are purchased to offset the exposure of foreign currency-denominated earnings to a depreciation in the value of the local currency to the U.S. dollar. The Company's primary foreign currency put option market exposure is the euro. Foreign subsidiaries also mitigate the risk of currency fluctuations on the cost of raw materials denominated in U.S. dollars through the purchase of U.S. dollars to cover the future payable. A 10% appreciation of the U.S. dollar versus the corresponding currencies would have resulted in a $1.9 million and a $2.2 million increase in the fair value of these contracts in the aggregate at September 30, 2002 and December 31, 2001, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $1.2 million and $1.7 million decrease in the fair value of the contracts in the aggregate at September 30, 2002 and December 31, 2001, respectively.

        In September 2001, the Company completed the acquisition of the dmc2 businesses. This acquisition increased the Company's exposure to fluctuations in foreign currencies versus the U.S. dollar, particularly in Europe and Asia. At September 30, 2002, the Company had outstanding put options to sell euros for U. S. dollars having a notional amount of $23.3 million and an average strike price of $.9124/euro. These forward and future contracts have a net fair value of approximately $(0.5) million. The Company also had forward contracts to sell other currencies with an aggregate notional amount of $29.5 million and essentially no fair value as of September 30, 2002.

        The Company recognizes changes in the value of the put options and forward exchange contracts using "mark-to-market" accounting.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        (b) The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FERRO CORPORATION
                               (Registrant)


Date: November 14, 2002

                               /s/ HECTOR R. ORTINO
                               -------------------------------------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer


Date: November 14, 2002

                               /s/ BRET W. WISE
                               -------------------------------------------------
                               Bret W. Wise
                               Senior Vice President and Chief Financial Officer


Date: November 14, 2002

                               /s/ J. WILLIAM HEITMAN
                               -------------------------------------------------
                               J. William Heitman
                               Vice President, Finance

                                  EXHIBIT INDEX


The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit:

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

    (a) Asset Purchase Agreement, dated August 2, 2002, among Rohm and Haas Company, on one hand, and Ferro Corporation, Ferro Spain S.A., Ferro (Great Britain) Ltd., Ruhr-Pulverlack GmbH, and Ferro-Ruhr-Pulver Nordiska AB, on the other hand. (All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.) (Reference is made to Exhibit 2.1 to Ferro Corporation's Form 8-K filed November 14, 2002, which Exhibit is incorporated here by reference.)

    (b) Purchase Agreement, dated August 2, 2002, among International Paint, Inc., on one hand, and Ferro Corporation, Ferro Enamel Argentina S.A. and Ferro Mexicana S.A. de C.V., on the other hand. (All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.) (Reference is made to Exhibit 2.2 to Ferro Corporation's Form 8-K filed November 14, 2002, which Exhibit is incorporated here by reference.)

    (c) Purchase Agreement, dated August 2, 2002, between Akzo Nobel Sino Coatings B.V. and Ferro Corporation. (All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.) (Reference is made to Exhibit 2.3 to Ferro Corporation's Form 8-K filed November 14, 2002, which Exhibit is incorporated here by reference.)

    (d) Share Purchase Agreement, dated August 2, 2002, between Akzo Nobel Coatings International B.V. and Ferro Corporation. (All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.) (Reference is made to Exhibit 2.4 to Ferro Corporation's Form 8-K filed November 14, 2002, which Exhibit is incorporated here by reference.)

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