Form 10-K
period 2002-12-31
FERRO CORP
filed 2003-03-18
CIK 35214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO_______

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      9 1/8% DEBENTURES DUE JANUARY 1, 2009
                        7 5/8% DEBENTURES DUE MAY 1, 2013
                     7 3/8% DEBENTURES DUE NOVEMBER 1, 2015
                         8% DEBENTURES DUE JUNE 15, 2025
                       7 1/8% DEBENTURES DUE APRIL 1, 2028
          SERIES A ESOP CONVERTIBLE PREFERRED STOCK, WITHOUT PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]
         On January 31, 2003 there were 40,561,707 shares of Ferro Common Stock, par value $1.00 outstanding. As of the same date, the aggregate market value (based on closing sale price) of Ferro's Common Stock held by non-affiliates was $931,919,261.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Ferro Corporation's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2003 (incorporated into Part III of this Form 10-K).

                                TABLE OF CONTENTS

PART I

Item 1        Business...........................................................................Page 1
Item 2        Properties.........................................................................Page 4
Item 3        Legal Proceedings..................................................................Page 4
Item 4        Submission of Matters to a Vote of Security Holders................................Page 5

PART II

Item 5        Market for Registrant's Common Equity and Related
                   Stockholder Matters...........................................................Page 6
Item 6        Selected Financial Data............................................................Page 6
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................Page 7
Item 7A       Quantitative and Qualitative Disclosures about Market Risk.........................Page 16
Item 8        Financial Statements and Supplementary Data........................................Page 16
Item 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...............................................................Page 38

PART III

Item 10       Directors and Executive Officers of the Registrant.................................Page 38
Item 11       Executive Compensation.............................................................Page 38
Item 12       Security Ownership of Certain Beneficial Owners and Management.....................Page 38
Item 13       Certain Relationships and Related Transactions.....................................Page 38
Item 14       Controls and Procedures............................................................Page 38


PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................Page 39

                                     PART I

ITEM 1- BUSINESS

         Ferro Corporation ("Ferro" or the "Company"), incorporated under the laws of Ohio in 1919, is a leading global producer of a diverse array of performance materials sold to a broad range of manufacturers in approximately 30 markets throughout the world. The Company applies certain core scientific expertise in organic chemistry, inorganic chemistry, polymer science and material science to develop coatings for ceramics and metal; materials for passive electronic components; pigments; enamels, pastes and additives for the glass market; specialty plastic compounds and colors; polymer additives; specialty chemicals for the pharmaceuticals and electronics markets; and active ingredients and high purity carbohydrates for pharmaceutical formulations. Ferro's products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. The Company's performance materials require a high degree of technical service on an individual customer basis. The value of these performance materials stems from the results and performance they achieve in actual use.

         Ferro's products are traditionally used in markets such as appliances, automotive, building and renovation, electronics, household furnishings, industrial products, pharmaceuticals, telecommunications and transportation. The Company's leading customers include major chemical companies, producers of multi-layer ceramic capacitors and manufacturers of tile, appliances and automobiles. Many customers, particularly in the appliance and automotive markets, purchase materials from more than one of the Company's business units. Ferro's customer base is also well-diversified both geographically and by end market.


         On September 30, 2002, the Company completed the sale of its Powder Coatings business unit, previously part of its coatings segment, in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV.


         Risk Factors

         Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company's expectations with respect to the future performance and may constitute "forward-looking statements" within the meaning of Federal securities laws. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company's operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company's future financial performance, include the following:

         o Current and future economic conditions in the United States and worldwide, including continuing economic uncertainties in some or all of the Company's major product markets;

         o The outcome of the Company's efforts to integrate the dmc2 businesses acquired in 2001;

         o Changes in customer requirements, markets or industries Ferro serves;

         o  Changes in the prices of major raw materials or sources of energy;

         o Escalation in the cost of providing employee health care and pension benefits;

         o Risks related to fluctuating currency rates, changing legal, tax and regulatory requirements that affect the Company's businesses and changing social and political conditions in the many countries in which the Company operates;

         o Political or economic instability as a result of acts of war, terrorism or otherwise; and

         o Access to capital, primarily in the United States capital markets, and any restrictions placed on Ferro by current or future financing arrangements.

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

         Raw Materials

         Raw materials widely used in Ferro's operations include resins, thermoplastic polymers, cobalt oxide, zinc oxide, zircon sand, borates, chlorine, silica, stearic acid, tallow and titanium dioxide. Other important raw materials include silver, nickel, copper, gold, palladium, platinum and other precious metals. Raw materials make up a large portion of the product cost in certain of the Company's product lines and fluctuations in the price of raw materials may have a significant impact on the financial performance of those businesses. Precious metal price fluctuations are generally passed through to customers; however, the Company does have some exposure to cost fluctuations for precious metals held in inventory.

         The Company has a broad supplier base and, in most instances, alternative sources of raw materials are available if problems arise with a particular supplier. Ferro maintains comprehensive supplier agreements for its strategic and critical raw materials. In addition, the magnitude of the Company's purchases provides for significant leverage in negotiating favorable conditions for long-term supplier contracts. The raw materials essential to Ferro's operations both in the United States and overseas are obtainable from multiple sources worldwide. Ferro did not encounter significant raw material shortages in 2002 and does not anticipate such shortages in 2003.

         Patents, Trademarks and Licenses

         Ferro owns a substantial number of patents and patent applications relating to its various products and their uses. While these patents are of importance to Ferro, management does not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro's patents and patents that may issue from pending applications will expire at various dates through the year 2023. Ferro also uses a number of trademarks which are important to its business as a whole or to a particular segment. Ferro believes that these trademarks are adequately protected.

         Customers

         No material part of the Company's coatings or performance chemicals businesses is dependent on any single customer or group of customers.

         Backlog of Orders

         In general, no significant lead-time between order and delivery exists in any of Ferro's business segments. As a result, Ferro does not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal.

         Competition

         In most of its products, Ferro has a substantial number of competitors, none of which is dominant. Due to the diverse nature of Ferro's product lines, no single company competes across all product lines in any of the Company's segments. Competition varies by product and by region and is based primarily on product quality and performance, customer service, technical support and price.

         In the coatings segment, the Company is a worldwide leader in the production of porcelain enamel, ceramic glaze coatings and passive electronic materials, and believes it is currently the only merchant manufacturer of all primary components (electrodes, dielectrics, and termination pastes) of multi-layer capacitors. Strong local competition for ceramic glaze and color exists in the markets of Italy and Spain. In the performance chemicals segment, the Company is one of the largest producers of polymer additives in the United States and has several large competitors. The plastics business has a large number of competitors in all product categories.

         Research and Development

         Ferro is involved worldwide in research and development activities relating to new and existing products, services and techniques required by the ever-changing markets of its customers. The Company's research and development resources are organized into centers of excellence that support its regional and worldwide major business units. These centers are augmented by local laboratories which provide technical service and support to meet customer and market needs of particular geographic areas.

         Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques for continuing operations were approximately $31.1 million in 2002, $26.0 million in 2001 and $23.9 million in 2000. Expenditures for individual customer requests for research and development were not material.

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

         Ferro and its international subsidiaries authorized and spent $3.2 million and $3.0 million, respectively, in capital expenditures for environmental control in 2002, and estimate capital expenditures for environmental control to be $3.3 million and $5.1 million in 2003 and 2004, respectively. The Company does not consider these capital expenditures to be material.

         Employees

         At December 31, 2002, Ferro, in its continuing business operations, employed 7,481 full-time employees, including 4,600 employees in its foreign subsidiaries and affiliates and 2,881 in the United States.

         Approximately 23% of the domestic workforce is covered by labor agreements, and approximately 3% is affected by labor agreements that expire in 2003. The Company expects to complete renewals of these agreements with no significant disruption to the related businesses.

         Domestic and Foreign Operations

         Financial information about Ferro's domestic and foreign operations is included herein in Note 14 to the Consolidated Financial Statements under Item 8 of this Form 10-K.

         Ferro's products are produced and distributed in foreign as well as domestic markets. Ferro commenced its international operations in 1927.

         Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Belgium, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Portugal, Spain and the United Kingdom. Partially-owned subsidiaries manufacture in China, Ecuador, Indonesia, Italy, Japan, Spain, South Korea, Taiwan, Thailand and Venezuela.

         Ferro receives technical service fees and/or royalties from many of its foreign subsidiaries. Historically, as a matter of corporate policy, the foreign subsidiaries have been expected to remit a portion of their annual earnings to the parent as dividends. To the extent earnings of foreign subsidiaries are not remitted to Ferro, those earnings are indefinitely re-invested in those subsidiaries.

         Available Information

         The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including any amendments, will be made available free of charge on the Company's web site, www.ferro.com, as soon as reasonably practicable, following the filing of the reports with the Securities and Exchange Commission.

ITEM 2 - PROPERTIES

         The Company's corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. The Company also owns other corporate facilities, located in Independence, Ohio. The locations of the principal manufacturing plants by business segment owned by Ferro are as follows, listed by segment:

         COATINGS - U.S.: Cleveland, Ohio; Washington, Pennsylvania; Toccoa, Georgia; Orrville, Ohio; Shreve, Ohio; Penn Yan, New York; Crooksville, Ohio; South Plainfield, New Jersey; and Niagara Falls, New York. Outside of the U.S.: Argentina, Australia, Brazil, China, France, Germany, Indonesia, Italy, Mexico, the Netherlands, South Korea, Spain, Taiwan, Thailand, United Kingdom and Venezuela.

         PERFORMANCE CHEMICALS - U.S.: Walton Hills, Ohio; Hammond, Indiana; Baton Rouge, Louisiana; Waukegan, Illinois; Bridgeport, New Jersey; Carpentersville, Illinois; Plymouth, Indiana; Evansville, Indiana; Stryker, Ohio; and Edison, New Jersey. Outside of the U.S.: Belgium, Indonesia, The Netherlands, Spain, and United Kingdom.

In addition, Ferro leases manufacturing facilities for the coatings segment in Galion, Ohio; Vista, California; Owantonna, Minnesota; Brazil, China, Germany, Italy, Japan, the Netherlands and Portugal, and for the performance chemicals segment in Cleveland, Ohio; Fort Worth, Texas; and Carpentersville, Illinois. In some instances, the manufacturing facilities outside the United States are used in both business segments.

Information concerning ownership of the facilities is also contained in Note 3 to the consolidated financial statements included herein under Item 8.

ITEM 3 - LEGAL PROCEEDINGS

         There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities (if any) and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position or results of operations or liquidity of the Company.

         In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws and is cooperating with the Department of Justice in its investigation. Management does not expect this investigation to have a material effect on the consolidated financial position or results of operations or liquidity of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Ferro's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Below are set forth the name, age and positions held by each individual serving as an executive officer of the Company as of March 17, 2003, as well as their business experience during the past five years. Years indicate the year the individual was named to or held the indicated position. There is no family relationship between any of Ferro's executive officers.

Hector R. Ortino - 60
         Chairman and Chief Executive Officer, 1999
         President and Chief Executive Officer, 1999
         President and Chief Operating Officer, 1997

James C. Bays  - 53
         Vice President and General Counsel, 2001
         Senior Vice President, General Counsel and Chief Legal Officer, Invensys plc, 1997

J. William Heitman - 49
         Vice President, Finance and Acting Chief Financial Officer, 2002 Vice President, Finance, 2001
         Vice President, Controller, Moen Incorporated, 1997

Dale G. Kramer - 50
         Vice President, Performance Chemicals, 2002
         Vice President, Industrial Coatings, 2001
         Worldwide Business Director, Powder Coatings, 2000
         Worldwide Business Director, Appliance Market, 1999
         Global Vice President and General Manager, Estane TPU Division,
              B.F. Goodrich Company, 1997

Millicent W. Pitts - 49
         Vice President, Tile Coating Systems, 2002
         Vice President, Industrial Coatings, 2001
         Vice President, Global Support Operations, 1998
         Director, Corporate Development, Rohm & Haas Company, 1997

Robert A. Rieger - 52
         Vice President, Color and Electronic Material Systems, 2002
         Vice President, Ceramics, Colors and Electronic Materials, 1999 Worldwide Business Director, Electronic Materials, 1998
         President and Chief Executive Officer, Exolon-ESK 1997
         Managing Director, Zircon Worldwide, Cookson Matthey Ceramics, 1997

Joseph S. Usaj - 51
         Vice President, Human Resources, 2002
         Vice President, Human Resources, Philips Medical Systems, 1998 Vice President, Human Resources and Administration, Consolidated
             Natural Gas Company, 1997

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Quarterly Data
Ferro Corporation and subsidiaries

The quarterly high and low closing stock prices and dividends declared per share for 2002 and 2001 are presented below:

                                             2002                                       2001
                                 -----------------------------             --------------------------------
                                   High     Low      Dividends              High        Low       Dividends
                                 -------   -----     ---------             -----       -----      ---------
          First Quarter          $ 29.14   23.76        0.145              24.70       19.93        0.145
          Second Quarter           30.50   27.27        0.145              22.84       19.41        0.145
          Third Quarter            30.55   22.33        0.145              23.84       20.90        0.145
          Fourth Quarter           26.33   21.37        0.145              26.50       21.20        0.145

The common stock of the Company is listed on the New York Stock Exchange under the ticker symbol FOE. At January 31, 2003, the Company had 2,009 holders of its common stock.

Information concerning dividend restrictions is contained in Note 3 to Ferro's Consolidated Financial Statements included herein under Item 8. Information concerning dividend restrictions and liquidity is included in Management's Discussion and Analysis of Financial Condition and Results of Operations contained under Item 7 herein.

ITEM 6 - SELECTED FINANCIAL DATA

Ferro Corporation and subsidiaries
Years ended December 31, 1998 through 2002

(in millions of dollars except per share data)

                                                               2002        2001       2000        1999       1998
                                                               ----        ----       ----        ----       ----

Net sales.................................................   $ 1,528.5    1,246.5    1,173.0     1,061.0    1,043.7
Income from continuing operations.........................   $    33.7       30.0       69.5        67.5       58.0
Diluted earnings per share from continuing operations.       $    0.81       0.79       1.83        1.68       1.39

Cash dividends per share..................................   $    0.58       0.58       0.58        0.55      0.495

At December 31,
Total assets..............................................   $ 1,604.5    1,732.6    1,127.0       971.8      849.2
Long-term debt............................................   $   444.4      831.4      352.5       237.5      157.4

                                                                                 Per common share
                                                                       -----------------------------------
         Quarter      Net Sales      Gross profit       Net income     Basic earnings     Diluted earnings
         -------      ---------      ------------       ----------     --------------     ----------------
2000     1            $  289.2            84.2             16.8             0.46               0.44
         2               295.8            85.6             18.8             0.52               0.49
         3               292.8            82.1             17.5             0.48               0.46
         4               295.2            83.1             16.4             0.45               0.44
                      -----------------------------------------------------------------------------
         Total        $1,173.0           335.0             69.5             1.91               1.83
                      -----------------------------------------------------------------------------

2001     1            $  303.6            83.9             12.0             0.33               0.32
         2               288.8            72.5              3.7             0.09               0.08
         3               304.0            73.8             11.4             0.31               0.31
         4               350.1            86.7              2.9             0.06               0.08
                      -----------------------------------------------------------------------------
         Total        $1,246.5           316.9             30.0             0.79               0.79
                      -----------------------------------------------------------------------------

2002     1            $  365.0            93.3              4.9             0.12               0.13
         2               408.4           106.7             11.8             0.30               0.29
         3               388.8            95.2             10.0             0.23               0.23
         4               366.3            89.9              7.0             0.17               0.16
                      -----------------------------------------------------------------------------
         Total        $1,528.5           385.1             33.7             0.82               0.81
                      -----------------------------------------------------------------------------


         As discussed in further detail in Item 7 below, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (Statement No. 142) for business combinations consummated after June 30, 2001 as of July 1, 2002, and adopted the remaining provisions effective January 1, 2002. Accordingly, all goodwill and other intangible assets having indefinite useful lives relating to business combinations consummated after June 30, 2001 were not amortized. Subsequent to January 1, 2002, all goodwill and intangible assets having indefinite useful lives are no longer being amortized, but instead are subject to impairment testing on at least an annual basis. Before the adoption of any provisions of Statement No. 142, goodwill and intangible assets having indefinite useful lives were amortized ratably over their estimated useful lives.

         In September 2001, the Company acquired from OM Group, Inc. certain businesses previously owned by dmc(2) Degussa Metals Catalysts Cerdec AG (dmc(2)). See further information regarding the transaction in Note 7 to the Company's consolidated financial statements included herein under Item 8.

         In September 2002, Ferro completed the sale of its Powder Coatings business unit as further discussed in Note 9 to the Company's consolidated financial statements included herein under Item 8. This business, as well as several other small businesses the Company intends to divest, are presented as discontinued operations, and accordingly, results of their operations are excluded from the information presented in the above table.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On September 7, 2001, Ferro completed the acquisition of certain businesses of dmc(2) to significantly reposition its portfolio toward higher growth businesses, solidify its leading market position in core businesses and further its geographic diversity. Since the date of the acquisition, the Company has focused on fully realizing these benefits and capitalizing on the synergies from integrating the dmc(2) businesses, including eliminating duplicate facilities, reducing overhead and capitalizing on raw material sourcing synergies.

         With the completion of the dmc(2) acquisition in 2001 and weak economic conditions throughout most of the markets that Ferro served during 2002, all of the Company's businesses have concentrated on lowering working capital, reducing costs and maximizing cash flow generation. As a result, cash flow generated from operations totaled $168.6 million, down only 23.2% from the record level of $219.4 million generated in 2001. Cash flows generated from operations, the $131.5 million in proceeds from the issuance of stock and net proceeds from the sale of Ferro's Powder Coatings business of $132.0 million allowed the Company to reduce borrowings by approximately $386.9 million in 2002.

         In the near term, the Company will focus on completing the integration of dmc(2), aggressive cost containment measures and the disposal of certain assets currently held for sale. These efforts, in addition to maintaining a disciplined approach to managing working capital, should generate additional free cash flow for debt reduction and further reduce the Company's cost position in 2003 and thereafter. However, due to recent trends and events, the Company expects that certain costs, including insurance, health care and pension expenses will increase in 2003, offsetting, in part, the benefits of cost reduction efforts. Factors that could adversely affect the Company's future financial performance include deterioration in economic conditions, political instability and armed hostilities in the Middle East and elsewhere in the world, increases in raw material prices, unfavorable currency rate fluctuations and increases in interest rates. Other factors to consider include those contained within "Risk Factors" included herein under Item 1.

         In September 2002, the Company completed the sale of its Powder Coatings business unit, and accordingly, as of December 31, 2002, and for all periods presented, the Powder Coatings business has been reported as a discontinued operation. Additionally, the Company has classified several other small businesses as discontinued based on the Company's intent to divest such businesses over the next year. The discussions presented below under "Results of Operations" focus on the Company's results from continuing operations.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         Consolidated net sales of $1.53 billion for 2002 represent an all-time record level of revenue for the Company and a 22.6% increase over 2001 sales of $1.25 billion. Overall volume increased 19.5% during the year ended December 31, 2002, including the effect of acquisitions. The increased volume was primarily due to the full year impact of the September 2001 acquisition of certain businesses of dmc(2) and higher demand levels in the Asia-Pacific region. Sales for 2002 also increased due to the impact of the stronger euro.

         Gross margins as a percent of sales declined slightly to 25.2% in 2002 compared with 25.4% for 2001. Gross margins were adversely impacted by charges of $3.4 million and $4.2 million in 2002 and 2001, respectively, relating to the Company's ongoing cost reduction efforts.

         Selling, administrative and general expenses of $282.5 million were lowered to 18.5% of sales for 2002, compared with $245.8 million, or 19.7% of sales, for 2001. The increase in selling, administrative and general expenses was primarily due to the addition of dmc(2) operating expenses, offset partially by synergies realized from the integration of dmc(2), the elimination of amortization expense of $6.5 million on goodwill and other intangibles with indefinite lives in accordance with Statement of Financial Accounting Standards No. 142, and other cost reduction initiatives. Charges for cost reduction and integration programs increased selling, general and administrative expenses by $6.0 million and $6.5 million during 2002 and 2001, respectively.


         Interest expense for 2002 was higher as compared with 2001 due to the substantial increase in the Company's average level of indebtedness during 2002 as a result of the financing of acquisitions completed in 2001 and 2000. This was partially offset by declines in variable interest rates. The Company benefited from low variable interest rates during 2002 and, at December 31, 2002, continued to have a significant component of its indebtedness with variable rate instruments. If interest rates were to rise significantly, the Company would incur a significant increase in interest expense.

         Foreign currency transaction losses in 2002 were $0.4 million as compared to $20.0 million of gains in 2001. The 2001 gain was primarily the result of the settlement of forward contracts initiated for purposes of mitigating the effects of currency movements on the cash flow requirements of the dmc2 acquisition purchase price. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period incurred.

         Miscellaneous expense of $12.9 million in 2002 was substantially unchanged versus 2001 as banking costs and costs associated with the Company's loan and asset securitization facilities were approximately the same in each year.


         Income tax expense as a percentage of income in 2002 was 30.5%, compared with 36.8% in 2001. Contributing to the decline in the effective tax rate were tax benefits realized from export sales, utilization of net operating loss carry-forwards that were fully reserved, the impact of equity in earnings of non-consolidated entities reported net of tax and increased earnings in jurisdictions having lower statutory tax rates.


         Income from continuing operations for the year ended December 31, 2002, was $33.7 million or $0.81 per diluted share versus $30.0 million or $0.79 per diluted share for the year ended December 31, 2001 ($0.90 per share if FASB Statement No. 142 had been effective as of January 1, 2001).

         Income from discontinued operations for 2002 was $6.2 million compared with $9.2 million for 2001. In addition, a gain on the disposal of the Company's Powder Coatings business of $33.8 million was realized during 2002.

         Net income for the year ended December 31, 2002, was $73.7 million or $1.79 per diluted share versus $39.2 million or $1.04 per diluted share for the year ended December 31, 2001.

         Segment Results. For the year of 2002, sales in the coatings segment increased 38.1% to $986.6 million from $714.2 million for 2001. The increase in revenue primarily reflects higher volumes related to the dmc(2) acquisition and stronger growth in several key markets, including significant growth in the Asia Pacific region. Segment income increased 53.9% to $95.9 million for 2002 compared with $62.3 million in 2001. The improvement in income was largely the result of higher volumes due to the dmc(2) acquisition, internal cost reductions and synergies realized from the integration of dmc(2).

         Sales in the performance chemicals segment increased 1.8% to $541.9 million for 2002, compared to $532.3 million for 2001. The sales increase was caused primarily by increases in the building and renovation, durable goods, automotive and consumer packaging markets, offset partially by changes in product mix and lower prices in certain businesses as compared to last year. Income from the segment declined 5.2% to $34.6 million for 2002 versus 2001 levels of $36.5 million. The lower income was due primarily to higher raw material costs and lower production rates stemming from the segment's inventory reduction program.

         Geographic Sales. Sales in the United States and Canada were $758.6 million for 2002, compared with $676.3 million for 2001, an increase of 12.2%. International sales were $769.9 million for 2002, compared with $570.2 million for 2001, an increase of 35.0%. Growth in both areas was driven primarily by the dmc2 acquisition. International sales were also higher due to improved demand levels in the Asia Pacific region and the impact of a stronger euro.


         Cash Flows. Net cash provided by operating activities of continuing operations for the year ended December 31, 2002, was $151.2 million, compared with $186.5 million for 2001. The change was principally driven by higher working capital reductions in 2001 than in 2002. Cash used for investing activities of continuing operations was $39.3 million in 2002, excluding the proceeds from the sale of the Company's Powder Coatings business of $132.0 million. Cash used for investing activities in 2001 of $550.7 million includes $513.1 million used for acquisitions. Net cash used for financing activities was $262.9 million for 2002 and reflects the repayment of long-term debt and the capital markets facility offset by the net proceeds from the issuance of common stock. Net cash provided by financing activities of $357.3 million in 2001 was generated primarily by borrowings necessary to fund the acquisition of certain businesses of dmc(2).

         Net cash provided by operating activities of discontinued operations was $17.4 million in 2002 compared with $32.9 million in 2001. Net cash provided by investing activities of discontinued operations was $129.8 million in 2002, including the proceeds of $132.0 million from the sale of the Company's Powder Coatings business, as compared to cash used by investing activities of discontinued operations in 2001 of $9.7 million for capital expenditures.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         Consolidated net sales of $1.25 billion for 2001 represent a 6.3% increase over the 2000 level of $1.17 billion. Sales for 2001 were aided by acquisition growth, including the acquisition of the dmc2 businesses in September 2001. Excluding acquisitions, sales would have declined due to lower sales volumes particularly in the United States, $19.3 million of negative currency translation in 2001 and a divestiture completed in 2000. Sales demand was adversely affected by the worldwide economic decline, and particularly by the weakness in the United States durable goods and construction markets, and in the worldwide electronic materials markets.

         Gross margin as a percent of sales was 25.4% in 2001 compared with 28.6% for 2000. Lower gross margins were a result of lower sales and production volumes, particularly in the operations in the United States, the Company's inventory reduction program that further reduced capacity utilization, higher energy costs, and charges related to employment cost reduction programs and integration and inventory costs related to the dmc2 acquisition.

         Selling, administrative and general expenses were $245.8 million for 2001, or 19.7% of sales, compared with $211.0 million, or 18.0% of sales, for 2000. Selling, administrative and general costs associated with acquisitions completed over the past two years, and severance and integration costs resulted in the higher expense levels during 2001.

         Interest expense for 2001 increased as compared with 2000 due to the substantial increase in total indebtedness resulting from acquisitions completed in 2001 and 2000, partially offset by declines in variable interest rates. The Company benefited from low variable interest rates in 2001 and, at December 31, 2001, had a significant component of its indebtedness with variable rate instruments.

         Currency gains increased significantly in 2001 as a result of forward contracts initiated for purposes of mitigating the effects of currency movements on the cash flow requirements of the dmc2 acquisition purchase price. Subsequent strengthening of the euro resulted in the realization of approximately $16.9 million in foreign currency gains in the third quarter of 2001. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings. Such contracts are accounted for at market value and reported gains or losses will vary based on movement in currency rates.

         Miscellaneous expense increased due to costs associated with the Company's accounts receivable securitization program, initiated in the fourth quarter of 2000, and the costs associated with the financing of the dmc2 acquisition.

         Income from continuing operations for the year ended December 31, 2001, was $30.0 million or $0.79 per diluted share versus $69.5 million or $1.83 per diluted share for the year ended December 31, 2000. Income from discontinued operations for the year ended December 31, 2001 was $9.2 million compared with $3.6 million for the year ended December 31, 2000.

         Net income for the year ended December 31, 2001 was $39.2 million or $1.04 per diluted share versus $73.1 million or $1.92 per diluted share for the year ended December 31, 2000.

         Segment Results. Coatings sales for 2001 were $714.2 million, compared with sales of $653.7 million for 2000, an increase of 9.3%. Growth from acquisitions was offset by lower sales volume in North America and weakness during the year of the euro versus the U.S. dollar. Foreign currency translation reduced segment sales by $14.4 million in 2001 versus 2000. Segment income was $62.3 million compared with $90.2 million reported in 2000. Lower segment earnings were a result of lower volumes in the United States, the weakening of the euro, higher energy costs, reduced capacity utilization in connection with the Company's inventory reduction programs and a substantial decline in the electronic materials markets worldwide.

         Performance chemicals sales were $532.3 million, up 2.5% from sales of $519.3 million for 2000. Acquisitions completed in 2000 were the primary driver of the higher sales for 2001, which were offset by lower sales volumes, particularly in operations serving the durable goods and construction markets in the United States. Segment income was $36.5 million compared with $52.5 million for 2000. The decline in earnings reflects lower capacity utilization and volumes in the United States durable goods and construction markets.

         Geographic Sales. Sales in the United States and Canada were $676.3 million for 2001, compared with $685.0 million for 2000, a decline of 1.3%. The sales decline reflected the general slowing of the United States economy, particularly in the durable goods, electronic materials and construction markets. International sales were $570.2 million for 2001, compared with $488.0 million for 2000. International sales growth was driven primarily by acquisitions, which was partially offset by the negative impact of currency translation.


         Cash Flows. Net cash provided by operating activities of continuing operations for the year ended December 31, 2001 was $186.5 million, compared with $97.8 million for 2000. The increase in cash flows reflected a substantial reduction in working capital in 2001 as management emphasized cash flow generation to be used for debt reduction. Cash used for investing activities by continuing operations was $550.7 million in 2001 (including $513.1 million for acquisitions) and $277.0 million in 2000 (including $210.6 million for acquisitions/divestitures). Investing activities for 2001 reflected lower capital expenditures but a higher level of acquisition activity. Net cash provided by financing activities was $357.3 million in 2001 compared with $162.5 million in 2000. The increase in 2001 reflected the financing of the dmc2 acquisition.

         Net cash provided by operating activities of discontinued operations was $32.9 million in 2001 compared with $16.7 million in 2000. Net cash used in investing activities of discontinued operations was $9.7 million in 2001 compared with $5.1 million in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement benefits and dividends. Capital expenditures were $40.6 million and $53.8 million for the years ended December 31, 2002 and 2001, respectively. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities or long-term borrowings. The Company has a $300.0 million revolving credit facility, of which $208.1 million was available as of December 31, 2002. See further information regarding the Company's credit facilities included in Note 3 to the Company's consolidated financial statements under Item 8 herein.

         The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At December 31, 2001, $65.3 million had been advanced to the Company, net of repayments, under this program. In 2002, an additional $20.4 million, net of repayments, was advanced to the Company, resulting in total advances outstanding of $85.7 million at December 31, 2002. Under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 25" neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. See further information regarding the securitization facility included in Note 3 to the Company's consolidated financial statements under Item 8 herein. Additionally, the Company maintains a $25.0 million leveraged lease program, accounted for as an operating lease, pursuant to which the Company leases certain land, buildings, machinery and equipment for a five-year period through 2005.

          Obligations under the revolving credit facilities are unsecured; however, if the Company's debt ceases to be rated as investment grade by either Moody's Investors Service, Inc. (Moody's) or Standard & Poor's Rating Group (S&P), the Company and its material subsidiaries would be required to grant security interests in its principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under a leveraged lease program. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. Ferro does not believe that the termination of this facility would reasonably be expected to have a material adverse effect on the Company's liquidity or the Company's capital resource requirements.

         The rating agencies may, at any time, based on various factors including changing market, political or socio-economic conditions, reconsider the current rating of the Company's outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody's have disclosed that the Company's ability to improve earnings, reduce the Company's level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from acquisitions or otherwise, will be factors in their ratings determinations going forward.

         On May 15, 2002, the Company completed the sale of five million common shares through a public offering. The net proceeds from the offering of $131.5 million were used to reduce borrowings under the revolving credit facility. Based upon the terms of the revolving credit facility, the amount available for borrowing was effectively reduced to $300.0 million.

         On September 30, 2002, the Company sold its Powder Coatings business unit in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV. The cash proceeds of approximately $132.0 million were used to reduce borrowings outstanding under the revolving credit facility.

         The Company's credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. See further information regarding these covenants in Note 3 to the Company's consolidated financial statements under Item 8 herein. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional capital. In December 2002, the Company renegotiated these financial covenants to provide greater flexibility and strengthen the Company's liquidity profile.

         The Company enters into precious metal leases (primarily gold, silver, platinum and palladium) which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The lease terms are generally less than one year, and the Company maintains sufficient quantities of precious metals to cover the lease obligations at all times. The leases are treated as operating leases, and annual expenses were approximately $2.0 million for 2002. As of December 31, 2002, the fair value of precious metals under leasing arrangements was $57.7 million. Management believes it will continue to have sufficient availability under these leasing arrangements such that it will not be required to purchase or find alternative financing or sourcing arrangements for its precious metal inventory requirements. However, factors beyond the control of the Company, or those that management currently believes are unlikely, could result in non-renewal of the leases, which could impact the liquidity of the Company to the extent of the fair value of the precious metals leased.

         Ferro's level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company's products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which approximately $208.1 million was available as of December 31, 2002. This liquidity, along with the liquidity from the Company's asset securitization program and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. The Company also has potential liquidity requirements related to payments under its leveraged lease program.

         The Company's aggregate amount of obligations for the next five years and thereafter is set forth below:


(dollars in thousands)                      2003        2004      2005       2006     2007     Thereafter     Totals
                                            ----        ----      ----       ----     ----     ----------     ------
Principal repayments of long-term debt    $   882         534       413        419      350       349,936     352,534
Revolving credit facility                      --          --        --     91,900       --            --      91,900
Obligations under non-cancelable
  operating leases                         11,947       8,864     6,212      3,542    2,759        15,151      48,475
Off-balance sheet obligations*                --           --   110,700         --       --            --     110,700
                                          ---------------------------------------------------------------------------
                                          $12,829       9,398   117,325     95,861    3,109       365,087     603,609
                                          ---------------------------------------------------------------------------

* Includes $85.7 million for the accounts receivable securitization facility and $25.0 million for the leveraged lease program.

         Total pension expense, excluding supplemental plans, was $13.6 million in 2002 compared with $5.9 million in 2001. The increase was primarily due to increased service and interest costs and lower than expected returns on plan assets. Contributions to the plans increased to $11.0 million in 2002 from $3.9 million in 2001. The unrecognized losses related to the plans were $88.9 million at December 31, 2002, up from $25.3 million at December 31, 2001.


         The weighted average discount rate was 6.6% and the weighted average expected return on plan assets was 7.5% as of December 31, 2002. Pension expense for 2003 is expected to increase to $21.1 million and pension contributions are expected to increase to $23.2 million. A 1% increase in the actual return on plan assets would decrease the unrecognized plan losses at the end of the year by $2.3 million. A 1% decrease in the actual return on plan assets would increase the unrecognized plan losses at the end of the year by $2.3 million. The amount of any increase/(decrease) in unrecognized plan losses would eventually be recognized in the Company's pension expense in future years. The Company does not believe that the current funding status of the plan will cause significant business, liquidity or capital funding issues.

 IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". Statement No. 143 required entities to record the fair value of a legal obligation for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that Statement No. 143 will have a material impact on the Company's results of operations or financial position.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. For restructurings initiated after 2002, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most of the anticipated costs. Instead, the Company will record exit or disposal costs when they are "incurred" and can be measured at fair value, and it will subsequently adjust the recorded liability for changes in estimated cash flows. The Company does not anticipate Statement No. 146 to have a material impact on the Company's results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". Interpretation 45 expands on the accounting guidance of Statements No. 5 "Accounting for Contingencies," No. 57 "Related Party Disclosures ," and No. 107 "Disclosures about Fair Value of Financial Instruments" and incorporates without change the provisions of Interpretation No. 34 "Disclosure in Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5" which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity's year end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation 45 for the year ended December 31, 2002. The Company does not anticipate that Interpretation 45 will have a material impact on the Company's results of operations or financial position.

         In December 2002, the FASB Issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement No. 123 "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as permitted under Statement No. 148. The Company adopted the annual disclosure provisions of Statement No. 148 as of December 31, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." Interpretation 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Management is evaluating the impact of FIN 46, and believes, as its asset defeasance program is currently structured, the adoption of Interpretation 46 will require the Company to consolidate certain property, plant and equipment with a fair value of approximately $23.7 million currently accounted for as an operating lease under that program, beginning July 1, 2003. See further information regarding the Company's asset defeasance program in Note 16 to the consolidated financial statements included under Item 8 herein.

CRITICAL ACCOUNTING POLICIES

         In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Litigation and Environmental Reserves
          The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental matters. The Company also expends funds for environmental remediations for both Company-owned and third-party locations. In accordance with Statement No. 5 "Accounting for Contingencies" and Statement of Position 96-1 "Environmental Remediation Liabilities," the Company records a loss and establishes a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demand or settlements which have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if management's judgments are ultimately inaccurate.

Income Taxes
         Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where substantial pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amount of tax assets, liabilities and tax expense. The Company's tax assets, liabilities and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations and expectations of future earnings. However, the amounts recorded may materially differ from the amounts that are ultimately payable if management's estimates are ultimately inaccurate.

Pension and Other Employee Benefits
         Certain assumptions are used in the calculation of the actuarial valuations of the Company-sponsored defined benefit pension and post-retirement benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results are less favorable than those projected by management, lower levels of benefit credit or other additional expenses may be required; however, if actual results are more favorable than those projected by management, higher levels of benefit credit or lower levels of expense may result.

Inventory Allowances
         The Company provides for valuation allowances of inventory based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation allowances could be required; however, if market conditions are more favorable than those projected by management, established valuation allowances could prove to be unnecessary, and would be released into income.

Allowance for Doubtful Accounts
         The Company provides for uncollectible accounts receivable based upon estimates of unrealizable amounts due from specific customers. If the actual future cash collections are less favorable than those projected by management, additional allowances for doubtful accounts could be required; however, if actual future cash collections are more favorable than those projected by management, established allowances for doubtful accounts could prove to be unnecessary, and would be released into income.

Realignment and Cost Reduction Programs
         The Company continued actions during 2002 associated with its cost reduction and integration programs. The programs affect all businesses across the Company, and will take no longer than twelve months to complete from the date of commencement. The Company recorded $9.9 million of charges during 2002, which included $9.5 million of severance benefits for employees affected by plant closings or capacity reduction, as well as various personnel in corporate, administrative or shared service functions. Severance termination benefits were based on various factors including length of service, contract provisions, local legal requirements and salary levels. Management estimated the charges based on these factors as well as projected final service dates. If actual results differ from original estimates, the Company will adjust the amounts reflected in the consolidated financial statements.

Off Balance Sheet Indebtedness
         In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company's trade accounts receivable at favorable financing costs. Under the program, certain of the receivables of the Company are sold to a wholly owned unconsolidated special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other conduits. The Company and certain European subsidiaries on behalf of FFC and the conduits provide service, administration and collection of the receivables. FFC and the conduits have no recourse to the Company's other assets for failure of debtors to pay when due, and in accordance with Statement No. 140, no liability is reflected on the Company's balance sheet.

         The Company retains interests in the receivables transferred to FFC and conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance is included in other current assets in the Company's consolidated balance sheet. The Company and certain European subsidiaries on a monthly basis measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

         The Company has a lease agreement for certain land, buildings, machinery and equipment for a five-year period that expires in 2005. The Company has the option to purchase the assets at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to pay, or is entitled to receive from the lessor, the difference between the net sales proceeds and the outstanding lease balance. This lease is treated as an operating lease and as such is not reflected in the consolidated balance sheet of the Company. However, the Company believes the provisions of the FASB's Interpretation No. 46 "Consolidation of Variable Interest Entities" may require the leased equipment and related obligations (as the program is currently structured) to be consolidated beginning in the third quarter of 2003. See further information above under "Impact of Recently Issued Accounting Pronouncements."

Valuation of Long-Lived Assets
         The Company's long-lived assets include property, plant, equipment, goodwill and other intangible assets. Property, plant and equipment are depreciated over their estimated useful lives, and all long-lived assets are reviewed for impairment whenever changes in circumstances indicate that carrying value may not be recoverable and annually for goodwill. Impairment tests are performed using fair values based upon forecasted cash flows, or, in the case of goodwill, using earnings multiples. If actual cash flows or earnings multiples differ from projections, the Company may have to record impairment charges.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. Ferro's exposure to interest rate risk relates primarily to its debt portfolio including off balance sheet obligations under the accounts receivable securitization program. The Company's interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at December 31, 2002 and 2001, a 1% change in interest rates would have resulted in a $2.1 million and a $6.0 million increase in expense, respectively.

         At December 31, 2002, the Company had $350.1 million of fixed rate debt outstanding with an average interest rate of 8.4%, all maturing after 2007. The fair market value of these debt securities was approximately $338.5 million at December 31, 2002.

         Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of euro-denominated earnings against a depreciation of the euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures.

         At December 31, 2002, the Company held forward contracts to manage its foreign currency transaction exposures which had a notional amount of $31.9 million, and held other contracts of a non-transactional nature which had a notional amount of $6.5 million. The Company also held put options to sell euros for U.S. dollars with a notional amount of $19.2 million and an average strike price of $0.9361/euro. At December 31, 2002 these forward contracts and options had an aggregate fair value of $(0.5) million.

         A 10% appreciation of the U.S. dollar would have resulted in a $1.6 million and $2.2 million increase in the fair value of these contracts in the aggregate at December 31, 2002 and 2001, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $1.5 million and $1.7 million decrease in the fair value of these contracts in the aggregate at December 31, 2002 and 2001, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Ferro Corporation

         We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS No. 142, as well as SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002.


KPMG LLP
Cleveland, Ohio
February 5, 2003

CONSOLIDATED STATEMENTS OF INCOME
FERRO CORPORATION AND SUBSIDIARIES

                                                                      (dollars in thousands, except per share data)

Years ended December 31                                                 2002               2001              2000
-----------------------                                               ----------       ------------       ---------

NET SALES                                                             $1,528,454          1,246,503        1,173,028
Cost of sales                                                          1,143,324            929,612          838,041
Selling, administrative and general expense                              282,459            245,844          211,023
Other charges (income):
         Interest expense                                                 41,847             33,240           14,859
         Interest earned                                                  (1,036)            (2,572)          (1,498)
         Foreign currency transactions, net                                  402            (19,953)          (2,455)
         Miscellaneous - net                                              12,878             12,859            2,117
                                                                      ----------          ---------        ---------
INCOME BEFORE TAXES                                                       48,580             47,473          110,941
Income tax expense                                                        14,833             17,461           41,413
                                                                      ----------          ---------        ---------
INCOME FROM CONTINUING OPERATIONS                                         33,747             30,012           69,528
                                                                      ----------          ---------        ---------
Discontinued Operations
     Income from discontinued operations, net of tax                       6,172              9,185            3,611
     Gain on disposal of discontinued operations,
        net of tax                                                        33,804                 --               --
                                                                      ----------          ---------        ---------
NET INCOME                                                                73,723             39,197           73,139
Dividend on preferred stock                                                2,447              3,078            3,460
                                                                      ----------          ---------        ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $   71,276             36,119           69,679
                                                                      ----------          ---------        ---------
PER COMMON SHARE DATA
         Basic earnings
             From continuing operations                               $     0.82               0.79             1.91
             From discontinued operations                                   1.04               0.26             0.11
                                                                      ----------          ---------        ---------
                                                                      $     1.86               1.05             2.02
         Diluted earnings
             From continuing operations                               $     0.81               0.79             1.83
             From discontinued operations                                   0.98               0.25             0.09
                                                                      ----------          ---------        ---------
                                                                      $     1.79               1.04             1.92

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Ferro Corporation and subsidiaries

                                                                                        (dollars in thousands)
December 31                                                                             2002              2001
-----------                                                                        -------------      -------------
Assets
CURRENT ASSETS
   Cash and cash equivalents                                                       $      14,942            15,317
   Accounts and trade notes receivable                                                   154,533           159,703
   Inventories                                                                           183,055           214,673
   Assets of businesses held for sale                                                     27,046            95,138
   Other current assets                                                                  106,009           171,473
                                                                                   -------------     -------------
     Total current assets                                                                485,585           656,304
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                   36,866            43,284
   Buildings                                                                             222,931           180,907
   Machinery and equipment                                                               721,405           675,853
                                                                                   -------------     -------------
                                                                                         981,202           900,044

   Less accumulated depreciation                                                        (403,448)         (325,285)
                                                                                   -------------     -------------
     Net property, plant and equipment                                                   577,754           574,759
                                                                                   -------------     -------------
OTHER ASSETS
   Unamortized intangibles                                                               421,274           399,320
   Miscellaneous other assets                                                            119,860           102,176
                                                                                   -------------     -------------
      Total assets                                                                   $ 1,604,473         1,732,559
                                                                                   -------------     -------------
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Notes and loans payable                                                              $  7,835            19,506
   Accounts payable                                                                      207,873           180,019
   Income taxes                                                                           15,645             1,847
   Accrued payrolls                                                                       33,826            33,428
   Liabilities of businesses held for sale                                                12,518            41,159
   Accrued expenses/other current liabilities                                            126,470           129,267
                                                                                   -------------     -------------
     Total current liabilities                                                           404,167           405,226
OTHER LIABILITIES
   Long-term liabilities, less current portion                                           443,552           829,740
   Post-retirement and pension liabilities                                               220,905           144,450
   Other non-current liabilities                                                          63,353            52,757
SHAREHOLDERS' EQUITY
   Serial convertible preferred stock, without par value
     Authorized 2,000,000 shares; 1,520,215 shares issued                                 70,500            70,500
   Common stock, par value $1 per share
     Authorized 300,000,000 shares; 52,323,053 shares issued - 2002,
            47,323,053 issued - 2001                                                      52,323            47,323
   Paid-in capital                                                                       153,115            22,386
   Retained earnings                                                                     619,006           569,322
   Accumulated other comprehensive loss                                                 (130,929)         (107,675)
   Other                                                                                  (6,118)           (8,373)
                                                                                   -------------     -------------
                                                                                         757,897           593,483
   Less cost of treasury stock:
     Common - 11,807,021 and 12,986,709 shares for 2002 and 2001, respectively           247,530           265,100
     Preferred - 815,713 and 589,057 shares for 2002 and 2001, respectively               37,871            27,997
                                                                                   -------------     -------------
       Total shareholders' equity                                                        472,496           300,386

COMMITMENTS AND CONTINGENCIES
                                                                                   -------------     -------------
         Total liabilities and shareholders' equity                                   $1,604,473         1,732,559

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FERRO CORPORATION AND SUBSIDIARIES

                                                                                                             (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated           Common
                                                                                                  other com-            stock
                                                      Preferred    Common    Paid-in   Retained   prehensive            held in
                                                        stock      stock     capital   earnings   income (loss)(a)(b)   treasury
                                                      ---------   -------   ---------  -------   --------------------   --------
Balances at December 31, 1999                         $70,500      47,323      17,482  503,309      (74,459)            (240,506)
           Comprehensive income (loss)
              Net income                                                                73,139
                Other comprehensive income
                (loss), net of tax(a)
                Foreign currency  translation adj.                                                  (12,417)
                Minimum pension liability adj.                                                        1,198
                Other comprehensive income (loss)
                   Comprehensive income
           Cash dividends(c):
              Common                                                                   (20,081)
              Preferred                                                                 (3,460)
           Federal tax benefits                                                             73
           Transactions involving benefit plans                                 4,124                                      4,377
           Purchase of treasury stock                                                                                    (30,729)
                                                      -------     -------     -------  -------      -------              -------
         Balances at December 31, 2000                $70,500      47,323      21,606  552,980      (85,678)            (266,858)
           Comprehensive income
              Net income                                                                39,197
                Other comprehensive income
                (loss), net of tax(a)
                Foreign currency translation adj.                                                   (17,330)
                Minimum pension liability adj.                                                       (4,667)
                Other comprehensive income (loss)
                    Comprehensive income
           Cash dividends(c):
              Common                                                                   (19,855)
              Preferred                                                                 (3,078)
           Federal tax benefits                                                             78
           Transactions involving benefit plans                                   780                                      9,668
           Purchase of treasury stock                                                                                     (7,910)
                                                      -------     -------     -------  -------      -------              -------
         Balances at December 31, 2001                $70,500      47,323      22,386  569,322     (107,675)            (265,100)
           Comprehensive income
              Net income                                                                73,723
                Other comprehensive income
                (loss), net of tax(a)
                Foreign currency translation adj.                                                    20,364
                Minimum pension liability adj.                                                      (43,618)
                Other comprehensive income (loss)
                    Comprehensive income
           Issuance of common stock                                 5,000     126,540
           Cash dividends(c):
              Common                                                                   (21,651)
              Preferred                                                                 (2,447)
           Federal tax benefits                                                             59
           Transactions involving benefit plans                                 4,189                                     17,994
           Purchase  of treasury stock                                                                                      (424)
                                                      -------     -------     -------  -------      -------              -------
         Balances at December 31, 2002                $70,500      52,323     153,115  619,006     (130,929)            (247,530)



                                                                                                             (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Preferred                  Total
                                                      stock                      share-
                                                      held in                    holders'
                                                      treasury        Other      equity
                                                      --------        -----      ------
Balances at December 31, 1999                           (17,940)     (8,714)    296,995
           Comprehensive income (loss)
              Net income                                                         73,139
                Other comprehensive income
                (loss), net of tax(a)
                Foreign currency  translation adj.                              (12,417)
                Minimum pension liability adj.                                    1,198
                Other comprehensive income (loss)                               (11,219)
                   Comprehensive income                                          61,920
           Cash dividends(c):
              Common                                                            (20,081)
              Preferred                                                          (3,460)
           Federal tax benefits                                                      73
           Transactions involving benefit plans          (5,043)        982       4,440
           Purchase of treasury stock                                           (30,729)
                                                        -------      ------     -------
         Balances at December 31, 2000                  (22,983)     (7,732)    309,158
           Comprehensive income
              Net income                                                         39,197
                Other comprehensive income
                (loss), net of tax(a)
                Foreign currency translation adj.                               (17,330)
                Minimum pension liability adj.                                   (4,667)
                Other comprehensive income (loss)                               (21,997)
                    Comprehensive income                                         17,200
           Cash dividends(c):
              Common                                                            (19,855)
              Preferred                                                          (3,078)
            Federal tax benefits                                                     78
            Transactions involving benefit plans         (5,014)       (641)      4,793
            Purchase of treasury stock                                           (7,910)
                                                        -------      ------     -------
         Balances at December 31, 2001                  (27,997)     (8,373)    300,386
           Comprehensive income
              Net income                                                         73,723
                Other comprehensive income
                (loss), net of tax(a)
                Foreign currency translation adj.                                20,364
                Minimum pension liability adj.                                  (43,618)
                Other comprehensive income (loss)                               (23,254)
                    Comprehensive income                                         50,469
           Issuance of common stock                                             131,540
           Cash dividends(c):
              Common                                                            (21,651)
              Preferred                                                          (2,447)
           Federal tax benefits                                                      59
           Transactions involving benefit plans           (9,874)     2,255      14,564
           Purchase  of treasury stock                                             (424)
                                                         -------     ------     -------
         Balances at December 31, 2002                   (37,871)    (6,118)    472,496

(a) Income tax (expense) benefits related to the components of other comprehensive income (loss) were $24,376, $(1,875) and $(313) in 2002, 2001 and 2000, respectively.

(b) Accumulated translation adjustments were $(80,310), $(100,674) and $(83,344), and accumulated minimum pension liability adjustments were $(50,619), $(7,001), and $(2,334) at December 31, 2002, 2001, and 2000,
    respectively.

(c) Dividends per share of common stock were $.58 for 2002, 2001 and 2000. Dividends per share of preferred stock were $3.25 for 2002, 2001 and 2000.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
Ferro Corporation and subsidiaries

                                                                           (dollars in thousands)
Years ended December 31                                             2002            2001         2000
                                                                  --------       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $73,723          39,197       73,139
    Adjustments to reconcile net income to net cash
    provided by operating activities
        Income from discontinued operations                        (6,172)         (9,185)      (3,611)
        Gain on sale of discontinued operations                   (33,804)            ---          ---
        Depreciation and amortization                              64,252          60,474       41,404
        Deferred income taxes                                       5,470            (959)       2,551
        Changes in current assets and liabilities,
        net of effects of acquisitions
             Accounts and trade notes receivable                   (1,806)         53,332        8,639
             Inventories                                           23,797          73,148         (711)
             Other current assets                                  14,600          (2,634)      (8,679)
             Accounts payable                                      24,895          (7,169)       7,344
             Accrued expenses and other current liabilities       (17,914)        (15,074)     (16,376)
        Other operating activities                                  4,201          (4,621)      (5,943)
                                                                  -------        --------      -------
Net cash provided by continuing operations                        151,242         186,509       97,757
Net cash provided by discontinued operations                       17,389          32,927       16,694
                                                                  -------        --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         168,631         219,436      114,451
CASH FLOW FROM INVESTING ACTIVITIES
        Capital expenditures for plant and equipment
             of continuing operations                             (38,465)        (44,073)     (60,279)
        Capital expenditures for plant and equipment
             of discontinued operations                            (2,147)         (9,735)      (5,126)
        Acquisition/divestitures, net of cash                     131,500        (513,069)    (210,565)
        Other investing activities                                   (389)          6,456       (6,163)
                                                                  -------        --------      -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES               90,499        (560,421)    (282,133)
CASH FLOW FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                    131,540             ---          ---
        Net borrowings (payments) under short-term facilities     (11,671)        (60,772)      19,410
        Borrowings under capital markets facility                     ---         300,000          ---
        Repayment of capital markets facility                    (103,555)       (196,445)         ---
        Proceeds from long-term debt                                  ---         651,445      116,174
        Principal payments on long-term debt                     (286,665)       (277,670)      (1,185)
        Net proceeds (payments) from asset securitization          20,388         (23,590)      88,900
        Purchase of treasury stock                                   (424)         (7,910)     (30,729)
        Cash dividends paid                                       (24,098)        (22,933)     (23,541)
        Other financing activities                                 11,580          (4,790)      (6,545)
                                                                  -------        --------      -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (262,905)        357,335      162,484
Effect of exchange rate changes on cash                             3,400          (1,810)      (1,139)
                                                                  -------        --------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (375)         14,540       (6,337)
Cash and cash equivalents at beginning of period                   15,317             777        7,114
                                                                  -------        --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $14,942          15,317          777

Cash paid during the period for
     Interest ............................................       $ 31,078          28,482       23,382
     Income taxes ........................................       $ 18,007          15,834       30,073

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ferro Corporation and subsidiaries
Years ended December 31, 2002, 2001 and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
         Ferro Corporation is a worldwide producer of performance materials for manufacturers. Ferro produces a variety of coatings, performance chemicals and additives by utilizing organic and inorganic chemistry. The Company's materials are used extensively in the markets of building and renovation, automotive, major appliances, household furnishings, transportation, and industrial products. Ferro's products are sold principally in the United States and Europe; however, operations also extend to the Latin America and Asia Pacific regions.

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries after elimination of inter-company accounts, transactions and profits. Certain amounts in the 2001 and 2000 financial statements and the accompanying notes have been reclassified to conform to the 2002 presentation. Financial results for acquisitions are included in the consolidated financial statements from the date of acquisition. Minority interests in consolidated subsidiaries are classified in other non-current liabilities.

Translation of Foreign Currencies
         Except for international companies whose functional currency is the U.S. dollar, financial statements of international companies are translated to U.S. dollar equivalents at the following exchange rates: (1) balance sheet accounts at year-end rates; (2) income statement accounts at exchange rates weighted by the monthly volume of transactions occurring during the year. Translation gains or losses are recorded in shareholders' equity as a component of accumulated other comprehensive income, and transaction gains and losses are reflected in net income.
         For countries where the U.S. dollar is the functional currency, remeasurement and transaction gains or losses are reflected in net income.

Cash Equivalents
         Cash equivalents consist of highly liquid instruments with a maturity of three months or less and are carried at cost, which approximates market value.

Revenue Recognition
         Sales revenue is recognized when goods are shipped and title has transferred to the customer.

Risk Management Derivatives
         Derivatives primarily consist of foreign currency forward exchange contracts and foreign currency options. Gains and losses on derivative financial instruments are recognized as foreign currency transaction gains and losses.

Use of Estimates in the Preparation of Financial Statements
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts and Trade Notes Receivable
         Reserves for possible losses in the collection of accounts and trade notes receivable totaled $11.6 million and $15.2 million at December 31, 2002 and 2001, respectively. Bad debt expense (recovery) was $2.2 million, $2.8. million and $(1.7) million for 2002, 2001 and 2000, respectively. The Company provides for uncollectible accounts based upon estimates of unrealizable amounts due from specific customers.

Inventories
         Inventories are valued at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method, except for selected inventories where the last-in, first-out (LIFO) method is used.

Long-Lived Assets
         Goodwill and other intangibles with indefinite useful lives are not subject to amortization but rather are subjected to periodic impairment testing, on at least an annual basis, to determine if fair value is less than the recorded amounts. In the event of goodwill impairment, a loss is recognized for the excess of the recorded amount over fair value. Other identifiable intangibles including patents, trademarks, customer lists, and other items were $82.3 million and $78.4 million at December 31, 2002 and 2001, respectively. Unamortized goodwill was $369.3 million and $350.3 million at December 31, 2002 and 2001, respectively. Accumulated amortization was $30.3 million and $29.4 million at December 31, 2002 and 2001, respectively. Amortization expense was $0.9 million, $8.2 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.
         Property, plant and equipment is carried at cost. Depreciation of plant and equipment is provided on a straight-line basis for financial reporting purposes. The annual depreciation provision is based on the following estimated useful lives:

         Buildings                          20 to 40 years
         Machinery and equipment            5 to 15 years

         Depreciation expense from continuing operations was $61.0 million, $48.8 million and $35.7 million for the years ended December 31, 2002, 2001 and 2000 respectively.
         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event of impairment, a loss is recognized for the excess of the recorded amount over fair value.

Environmental Costs
         The Company expenses recurring costs associated with control and disposal of hazardous materials in current operations. Costs associated with the remediation of environmental pollution are accrued when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The Company determines such costs based on the Company's stated or estimated contribution to each site and the estimated total clean-up costs of each site. The costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the actual and anticipated spending at each site in which it is involved and adjusts related accruals when circumstances indicate a change from previously stated or estimated amounts.


Assets and Liabilities Held for Sale
         Assets and liabilities held for sale are valued at net realizable value and are classified separately on the consolidated balance sheets in accordance with Statement of Financial Accounting Standards Board (FASB) Statement No. 144 "Accounting for the Impairment of Disposal of Long-lived Assets."


Income Taxes
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share
         Basic earnings per share are based on a weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of earnings per share assuming that certain stock options whose exercise price is less than the average market price of the stock are exercised and that convertible preferred shares are converted into common shares.

Stock-based Compensation
         As permitted by FASB Statement No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure" the Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25 "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25," and related interpretations. Expense associated with stock-based compensation, if any, is amortized over the vesting period of each individual award.

Recent Accounting Pronouncements
         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The amortization provisions of Statement No. 142, including non-amortization of goodwill, apply to goodwill and intangible assets acquired after June 30, 2001. With the adoption of Statement No. 142 in its entirety as of January 1, 2002, all of the Company's goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are subject to periodic impairment reviews. The Company completed its reviews of intangible assets with indefinite lives under the provisions of Statement No. 142 and determined that during 2002, no impairment charges were necessary.
         Had the Company been accounting for goodwill and certain other intangible assets under the provisions of Statement No. 142 for all prior periods presented, the Company's net income and earnings per common share would have been as follows:

                                                                                Years ended December 31
              (dollars in thousands, except per share amounts)                 2002      2001       2000
                                                                           ----------  -------    ----------
         Net income from continuing operations:
         As reported                                                       $   33,747   30,012      69,528
         Add back amortization expense, net of tax                                 --    4,160       3,569
                                                                           ----------  -------      ------
                   Adjusted net income                                     $   33,747   34,172      73,097
         Basic earnings per share from continuing operations
         As reported                                                       $     0.82     0.79        1.91
         Add back amortization expense, net of tax                                 --     0.12        0.10
                                                                           ----------  -------      ------
                   Adjusted basic earnings per share from
                      continuing operations                                $     0.82     0.91        2.01
         Diluted earnings per share from continuing operations
         As reported                                                       $     0.81     0.79        1.83
         Add back amortization expense, net of tax                                 --     0.11        0.09
                                                                           ----------  -------      ------
                   Adjusted diluted earnings per share from
                     continuing operations                                 $     0.81     0.90        1.92
         Net income from discontinued operations:
         As reported                                                       $   39,976    9,185       3,611
         Add back amortization expense, net of tax                                 --      339         322
                                                                           ----------  -------      ------
                   Adjusted net income                                     $   39,976    9,524       3,933
         Basic earnings per share from discontinued operations
         As reported                                                       $     1.04     0.26        0.11
         Add back amortization expense, net of tax                                 --     0.01        0.01
                                                                           ----------  -------      ------
                   Adjusted basic earnings per share from
                      discontinued operations                              $     1.04     0.27        0.12

         Diluted earnings per share from discontinued operations
         As reported                                                       $     0.98     0.25        0.09
         Add back amortization expense, net of tax                                 --     0.01        0.01
                                                                           ----------  -------      ------
                   Adjusted diluted earnings per share from
                     discontinued operations                               $     0.98    0.26         0.10


         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". Statement No. 143 required entities to record the fair value of a legal obligation for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that Statement No. 143 will have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (Statement No. 144) effective prospectively for fiscal years beginning after December 15, 2001, and accordingly, the Company adopted Statement No. 144 as of January 1, 2002. Statement No. 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" (Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sales. Statement No. 144 broadens the presentation of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of Statement No. 144 did not have a material impact on the Company's financial position or results of operations from 2002.
         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. For restructurings initiated after 2002, a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most of the anticipated costs. Instead, the Company will record exit or disposal costs when they are "incurred" and can be measured at fair value, and it will subsequently adjust the recorded liability for changes in estimated cash flows. The Company does not anticipate Statement No. 146 to have a material impact on the Company's results of operations or financial position.
         In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". Interpretation 45 expands on the accounting guidance of Statements No. 5 "Accounting for Contingencies," No. 57 "Related Party Disclosures ," and No. 107 "Disclosures about Fair Value of Financial Instruments" and incorporates without change the provisions of Interpretation No. 34 "Disclosure in Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statement No. 5" which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity's year end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation 45 for the year ended December 31, 2002. The Company does not anticipate that Interpretation 45 will have a material impact on the Company's results of operations or financial position.
         In December 2002, the FASB Issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement No. 123 "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as permitted under Statement No. 148. The Company adopted the annual disclosure provisions of Statement No. 148 as of December 31, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.
         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." Interpretation 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Management is evaluating the impact of FIN 46, and believes, as its asset defeasance program is currently structured, the adoption of Interpretation 46 will require the Company to consolidate certain property, plant and equipment with a fair value of approximately $23.7 million currently accounted for as an operating lease under that program, beginning July 1, 2003. See further information regarding the Company's asset defeasance program in Note 16.

2. INVENTORIES
         Inventories for continuing operations were comprised of the following components as of December 31, 2002 and 2001:

(dollars in thousands)            2002                2001
                                  ----                ----
Raw materials                   $  42,177             64,038
Work in process                    17,755             16,720
Finished goods                    133,328            143,376
                                ---------           --------
                                  193,260            224,134
LIFO reserve                       10,205              9,461
                                ---------           --------
Total                           $ 183,055            214,673

         The portion of inventories valued by the LIFO method at December 2002 and 2001 follows:

                                    2002                2001
                                    ----                ----
United States and Canada            20.5%               16.4
Consolidated                        10.1%                9.6

3. FINANCING AND LONG-TERM DEBT
         Long-term debt at December 31, 2002 and 2001 is as follows:

(dollars in thousands)                    2002              2001
                                          ----              ----
Debentures, 9.125%,
due 2009                               $ 196,324           195,712
Debentures, 7.125%,
due 2028                                  54,469            54,448
Debentures, 7.625%,
due 2013                                  24,843            24,833
Debentures, 8.0%,
due 2025                                  49,480            49,457
Debentures, 7.375%,
due 2015                                  24,954            24,950
Revolving credit agreements               91,900           372,000
Capital markets term facility                 --           103,555
Other                                      2,464             6,422
                                         -------          --------
                                         444,434           831,377
Less current portion(a)                      882             1,637
                                         -------          --------
Total                                  $ 443,552           829,740

(a)Included in notes and loans payable.

The aggregate principal payments on long-term indebtedness for the next five years are as follows:

(dollars in thousands)
         2003     2004     2005     2006    2007
         ----     ----     ----     ----    ----
         $882      534      413   92,319     350

         At December 31, 2002, the Company had $355.0 million principal amount outstanding under debentures, which had an estimated fair market value of $338.5 million.

         In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included a $373.0 million five-year revolving credit facility and a $187.0 million 364-day revolving credit facility. The 364-day facility expired on September 6, 2002. Using the net proceeds from the sale of the Powder Coatings business, in September 2002 the Company repaid $132.0 million of the five-year facility and effectively reduced the maximum borrowings thereunder to $300.0 million. The Company had $91.9 million outstanding under the five-year revolving credit facility as of December 31, 2002.
         At the Company's option, borrowings under the five-year credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the

Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The interest rate in effect at December 31, 2002 for the five-year facility was 2.54%, and the interest rates in effect at December 31, 2001 for the revolving credit and capital markets facilities were 3.42%.
         The Company's credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. Several of the covenants contain additional restrictions based upon the ratio of total debt to EBITDA or in the event the Company's senior debt ceases to be rated investment grade by either Moody's Investor Service (Moody's) or Standard & Poor's Rating Group (S&P). The credit facilities also contain financial covenants relating to minimum fixed charge coverage ratios over certain periods of time. In December 2002, the Company renegotiated these financial covenants to provide greater flexibility and strengthen the Company's liquidity profile. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional share capital.
         Obligations under the revolving credit facility are unsecured; however, if the Company's debt ceases to be rated as investment grade by either Moody's or S&P, the Company and its material subsidiaries would be required to grant, within 30 days from such a rating downgrade, security interests in their principal manufacturing facilities, pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under the leveraged lease program.
         The Company's level of debt and debt service requirements could have important consequences to the Company's business operations and uses of cash flows. In addition, a reduction in overall demand for the Company's products could adversely affect the Company's cash flows from operations. However, the Company has available a $300.0 million revolving credit facility, under which approximately $208.1 million was available as of December 31, 2002. This liquidity, along with liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.
         In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly owned unconsolidated special purpose entity, Ferro Finance Corporation
(FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other conduits. At December 31, 2001, $65.3 million had been advanced to the Company, net of repayments, under this program. In 2002, an additional $20.4 million, net, has been advanced to the Company, resulting in total advances outstanding of $85.7 million at December 31, 2002. During 2002, $1,015.6 million of accounts receivable have been sold under this program and $995.2 million of receivables have been collected and remitted to the Conduits, or a net amount of $20.4 million. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's.
         The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $23.8 million as of December 31, 2002 and $69.0 million as of December 31, 2001 and is included in other current assets in the consolidated balance sheets. The Company and certain European subsidiaries on a monthly basis measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
         The maintenance of minimum cash balances is informally agreed to with certain banks as a result of loans, commitments and services rendered. Cash balances maintained to meet operating needs on a daily basis are sufficient to satisfy these informal agreements. These balances are available for use by the Company and its subsidiaries at all times and do not contain legal restrictions. Cash in excess of such operating requirements is invested in short-term securities.

4. STOCK PLANS
         The Company maintains a stock option plan, a performance share plan and a savings and stock ownership plan which includes an investment savings plan and an ESOP for the benefit of its employees. The stock option plan provides for the issuance of stock options at no less than the then current market price. Stock options have a maximum term of 10 years and vest evenly over four years on the anniversary of the grant date.
         Information pertaining to these stock options is shown below:

                                                                        Weighted
                                                                         Average
                                             Number                  Exercise Price
                                            ---------                --------------

Options outstanding at January 1, 2000      3,021,139                    19.99
   (1,701,834 exercisable at weighted-
   average exercise price of $18.67)
Granted                                       628,332                    19.06
Exercised                                     (79,578)                   12.72
Canceled                                     (148,575)                   18.55
                                            ---------                    -----
Options outstanding at December 31, 2000    3,421,318                    20.04
   (2,024,746 exercisable at weighted-
   average exercise price of $19.45)
Granted                                       697,875                    23.39
Exercised                                    (298,517)                   23.37
Canceled                                     (116,659)                   21.41
                                            ---------                    -----
Options outstanding at December 31, 2001    3,704,017                    20.84
   (2,256,769 exercisable at weighted-
   average exercise price of $20.12)
Granted                                       857,150                    25.52
Exercised                                    (633,777)                   19.67
Canceled                                     (113,208)                   23.32
                                            ---------                    -----
Options outstanding at December 31, 2002    3,814,182                    21.86
   (2,329,903 exercisable at weighted-
   average exercise price of $20.62)

         The Company had options available for future granting of 524,559 at December 31, 2002, 1,268,501 at December 31, 2001, and 1,846,279 at December 31,
2000.
         Significant option groups outstanding at December 31, 2002 and the related weighted-average price for the exercisable options and remaining life information are as follows:

              Options Outstanding                                          Options Exercisable
--------------------------------------------------------   ------------------------------------------------
  Range of                                   Average                             Remaining      Average
  exercise                                   exercise           Life              average      exercise
   prices                  Shares             price           (years)              shares        price
-----------               -------           ---------      ------------        -----------    -----------

$26-30                    130,210            $ 28.37            5.8                94,921       $28.39
 22-26                  1,929,162              24.15            7.4               785,105        23.15
 18-21                  1,342,996              19.77            5.5             1,038,063        19.90
 14-17                    411,814              15.84            2.7               411,814        15.84
------                  ---------            -------            ---             ---------       ------
$14-30                  3,814,182            $ 21.86            6.1             2,329,903       $20.62

All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted-average fair market value at date of grant for options granted during 2002, 2001 and 2000 was $7.60, $7.56 and $6.23 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:


                                    2002             2001              2000
                                   ------           ------            ------
Expected life (years)                 7.6              8.0               8.2
Interest rate                        4.61%            5.49              5.94
Volatility                          28.90            28.40             28.50
Dividend yield                       2.18%            2.56              2.79

No stock-based employee compensation cost is reflected in net income as all options granted under the Company's plans had an exercise price equal to the market value of the underlying stock on the date of grant. On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:

(dollars in thousands, except per share data)                           2002               2001        2000
                                                                       --------           ------      ------
Income from continuing operations--as reported                         $ 33,747           30,012      69,528
Deduct:  Total stock-based employee compensation expense
    determined under fair value methods for all awards, net
    of tax                                                               (3,564)          (3,074)     (2,938)
                                                                       --------           ------      ------
Income from continuing operations--pro forma                           $ 30,183           26,938      66,590

Basic earnings per share from continuing operations--as reported       $  0.82              0.79        1.91
Basic earnings per share from continuing operations--pro forma            0.73              0.71        1.83

Diluted earnings per share from continuing operations--as reported     $  0.81              0.79        1.83
Diluted earnings per share from continuing operations--pro forma          0.72              0.70        1.75

         The pro forma effects on net income are not representative of the pro forma effects on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. There was no impact of the pro forma expense on discontinued operations for 2002, 2001, or 2000.
          The Company maintains a performance share plan whereby awards, expressed as shares of common stock of the Company, are earned only if the Company meets specific performance targets over a three-year period. The plan pays 50% cash and 50% common stock for the value of any earned performance shares. Performance share awards in the amount of 733,900 shares, 835,900 shares and 868,620 shares were outstanding at the end of 2002, 2001 and 2000, respectively. The Company accrues amounts based on performance reflecting the value of cash and common stock, which is anticipated to be earned. The effect of the plan on the Company's operations was expenses (income) of $2.6 million, $0.2 million and $(2.5) million in 2002, 2001 and 2000, respectively.
         The ESOP provides for the Company to match eligible employee pre-tax savings. Amounts expensed for continuing operations under the ESOP were $4.6 million, $3.6 million and $3.2 million in 2002, 2001 and 2000, respectively.

5. CAPITAL STOCK
         In May 2002 the Company issued 5,000,000 shares of common stock at a price of $27.75 per share. The total proceeds of $138.8 million, less underwriting commissions and expenses, were used to reduce then outstanding bank borrowings.
         In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock to National City Bank, trustee for the Ferro ESOP. The shares were issued at a price of $46.375 per share for a total consideration of $70.5 million. Each share of ESOP convertible preferred stock is convertible into
2.5988 shares of common stock. As of December 31, 1999, all of the preferred shares were allocated to participating individual employee accounts. The Company is required to repurchase at the original issue price, for cash or common stock at the Company's option, the preferred shares allocated to an employee's ESOP account upon distribution of such account to the employee unless such shares have been converted to common stock. Each preferred share carries one vote, voting together with the common stock on most matters.
         The Company purchased 16,381 shares of common stock in 2002 at an aggregate cost of $0.4 million, and 354,727 shares of common stock in 2001 at an aggregate cost of $7.9 million. At December 31, 2002, the Company had remaining authorization to acquire 4,201,216 shares under its current treasury stock purchase program.
         The Company maintains a Shareholder Rights Plan (the Plan) whereby, until the occurrence of certain events, each share of the outstanding common stock represents ownership of one right (Right). The Rights become exercisable only if a person or group acquires 20% or more of the Company's common stock (10% under certain circumstances) or commences a tender or exchange offer upon consummation of which such person or group would control 20% or more of the common shares or is declared an Adverse Person (as defined in the Plan) by the Board of Directors. The Rights, which do not have the right to vote or receive dividends, expire on April 8, 2006. Rights may be redeemed by the Company at $0.03 1/3 per Right at any time until the 15th day following public announcement that a person or group has acquired 20% or more of the voting power, unless such period is extended by the Board of Directors while the Rights are redeemable.

         If any person becomes the owner of 20% or more of the common stock (10% under certain circumstances), or if the Company is the surviving corporation in a merger with a 20% or more stockholder and its common shares are not changed or converted, or if a 20% or more stockholder engages in certain self-dealing transactions with the Company, then each Right not owned by such person or related parties will entitle its holder to purchase shares of common stock at a purchase price of 50% of the then current market price of the common stock up to a value of $73.33 per Right.
         In the event the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation or the Company is the surviving corporation but its common stock is changed or exchanged or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the Right.

6. EARNINGS PER SHARE COMPUTATION
Information concerning the calculation of basic and diluted earnings per share is shown below:

(in thousands, except per share amounts)
                                               2002          2001         2000
                                               ----          ----         ----
Basic earnings per share computation:
NUMERATOR
Net income available to common
      shareholders                          $ 71,276        36,119        69,679
Less:  Net income from discontinued
     operations                               39,976         9,185         3,611
                                            --------        ------        ------
                                              31,300        26,934        66,068
DENOMINATOR:
Weighted-average
   common shares outstanding                  38,277        34,246        34,561
                                            --------        ------        ------
Basic earnings per share from
    continuing operations                   $   0.82          0.79          1.91

Diluted earnings per share computation:
NUMERATOR:
Net income available to common
    shareholders                            $ 71,276        36,119        69,679
Less:  Net income from discontinued
    operations                                39,976         9,185         3,611
Plus:  Convertible preferred stock             1,988         2,501         2,811
                                            --------        ------        ------
                                              33,288        29,435        68,879
DENOMINATOR:
Weighted-average
     common shares outstanding                38,277        34,246        34,561
Convertible preferred stock                    1,992         2,488         2,794
Options                                          740           385           309
                                            --------        ------        ------
Total shares                                  41,009        37,119        37,664
                                            --------        ------        ------
Diluted earnings per share from
    continuing operations                   $   0.81          0.79          1.83

7. ACQUISITIONS AND DIVESTITURES
         In September 2001, the Company acquired from OM Group, Inc. ("OMG") certain businesses previously owned by dmc(2) Degussa Metals Catalysts Cerdec AG ("dmc(2)") pursuant to an agreement to purchase certain assets of dmc(2), including shares of certain of its subsidiaries. The businesses acquired include the electronic materials, performance pigments, glass systems and Cerdec ceramics.

A summary of the allocation of the purchase price follows:

                  (dollars in thousands)
                  Current assets                                          $  258,899
                  Property, plant and equipment                              220,258
                  Patented technology                                          3,410
                  Excess of purchase price over net assets acquired          213,816
                  Other assets                                                36,118
                                                                           ---------
                                                                             732,501
                  Current liabilities                                        135,630
                  Long-term liabilities                                       71,397
                                                                           ---------
                       Cash purchase price                                $  525,474
                                                                          ==========

         The purchase price is subject to final settlement of certain adjustments with respect to working capital and net debt assumed. Any such adjustments will result in a change to the excess of purchase price over net assets acquired.
         The following unaudited proforma financial information for the years ended December 31, 2001 and 2000 assumes the acquisition of certain businesses of dmc(2) occurred as of January 1, 2000, after giving effect to certain adjustments, including interest expense on acquisition debt, depreciation based on the adjustments to fair market value of the acquired property, plant and equipment, and related income tax effects. No amortization expense related to the acquisition of dmc2 businesses has been recorded in the proforma information. The proforma results have been prepared for comparative purposes only, reflect no potential synergies from the acquisition and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition been effected on the date indicated.

                                                                                     Years ended
                                                                                     December 31,
(Unaudited)                                                                       2001         2000
                                                                                  ----         ----
(dollars in millions except per share amounts)
Revenues - proforma                                                            $1,571.3      1,718.6
Net income from continuing operations - proforma                                   11.1         57.2


Earnings per share from continuing operations - proforma
                 -  Basic                                                      $   0.28         1.55
                 -  Diluted                                                        0.23         1.50

         Approximately $118.3 million of the $213.8 million of goodwill is expected to be deductible for tax purposes. All goodwill related to this acquisition is included in Coatings' assets for segment reporting purposes.
         In August 2000, the Company purchased the polymer modifiers business and related manufacturing facilities of Solutia Inc., St. Louis, Missouri. The polymer modifiers business is a key global producer of specialty plasticizers (chemical additives) and other modifiers used in the production of a variety of plastics.
         In November 2000, the Company acquired Pfanstiehl Laboratories, Inc. of Waukegan, Illinois. Pfanstiehl Laboratories produces a broad range of fine chemicals, including advanced pharmaceutical intermediates and active pharmaceutical ingredients as well as dietary supplements and food and cosmetic additives.
         In December 2000, the Company purchased EMCA-Remex from National Starch and Chemical Company. EMCA-Remex specializes in the production of thick film pastes for hybrid microelectronics.
         As a result of the transactions completed during 2000, the Company allocated approximately $102.0 million to goodwill. In addition, the Company incurred estimated identifiable integration costs and one-time charges, related to acquisitions completed in 2000, of $3.0 million, net of taxes, including $1.8 million paid to the seller for post-transaction services.
         In June 2000, the Company completed the sale of its Pyro-Chek flame retardant business. The 2000 consolidated statements of income include a gain of $3.8 million, net of tax, from the sale of the Pyro-Chek flame retardant business.
         The Company sold or closed operations representing annual sales of $138.5 million and $16.1 million in 2002 and 2000, respectively. The Company sold no operations during 2001. See Note 9 regarding sales of operations during 2002.

8. REALIGNMENT AND COST REDUCTION PROGRAMS
         The following table summarizes the activities relating to the Company's reserves for realignment and cost reduction programs:

                                                                Asset            Other
         (dollars in thousands)              Severance        Impairment         Costs     Total
                                             ---------        ----------         ------    -----
         Balance, December 31, 2000           $  4,066             ---            ---        4,066
         Gross charges                           9,444             840            397       10,681
         Business combination(a)                 2,397             ---            ---        2,397
         Cash payments                          (8,249)            ---           (195 )     (8,444)
         Non-cash asset write-offs                 ---            (840)           ---         (840)
         Adjustments(b)                         (2,319)            ---            ---       (2,319)
                                                -------          -----          -----      -------
         Balance, December 31, 2001              5,339             ---            202        5,541
         Gross charges                           9,470             ---            472        9,942
         Business combination(a)                 8,952             ---            ---        8,952
         Cash payments                          (9,894)            ---           (542)     (10,436)
                                               -------           -----          -----      -------
         Balance, December 31, 2002           $ 13,867             ---            132       13,999
                                               =======           =====          =====      =======

(a)      Exit activities associated with acquired dmc(2) businesses.
(b) Adjustment reflects a reduction in amounts paid due to an agreement in principal to sell an operation and is included as a reduction in costs in 2001.

         Charges during 2002 related to the Company's ongoing cost reduction and integration programs. Initiated during 2001, these programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc(2). Total charges of $3.4 million and $6.0 million are included in cost of sales and selling, administrative and general expenses in 2002, respectively. Charges of $0.5 million in 2002 are included in the results of discontinued operations. Charges of $4.2 million and $6.5 million are included in cost of sales and selling, administrative and general expenses, respectively, for 2001.
         Through December 31, 2002, the amount of severance costs paid under these realignment and cost reduction programs was $18.1 million and 960 employees had actually been terminated.
         The Company anticipates incurring additional charges of approximately $9.0 million during the next year to complete the integration of dmc(2) and its other consolidation programs.

9. DISCONTINUED OPERATIONS
         On September 30, 2002, the Company completed the sale of its Powder Coatings business unit, previously part of its Coatings segment, in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV, for an aggregate purchase price of $132.0 million, subject to adjustment. At December 31, 2002, and for all periods presented the Powder Coatings business has been reported as discontinued operations. The $33.8 million gain on disposal of discontinued operations in 2002 is net of income tax expense of $20.2 million. In addition, the Company has classified several other small businesses as discontinued based on the Company's intent to divest of such businesses over the next year. These businesses were previously included in the coatings and performance chemicals segments.
         Sales from discontinued operations were $205.2 million, $254.6 million and $274.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Earnings before tax from discontinued operations were $9.0 million, $14.0 and $5.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Assets of businesses held for sale consist primarily of property, plant and equipment, accounts receivable, inventories and intangible assets. Liabilities of businesses held for sale consist primarily of trade accounts payable. The results of discontinued operations include the operating earnings of the discontinued units as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company's actual weighted average interest rates for 2002, 2001 and 2000. The financial statements for all periods presented have been revised to reflect the discontinued operations. Consequently, much of the information provided in prior years will not be comparable to the revised numbers.

10. CONTINGENT  LIABILITIES
         There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities (if any) and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
         In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws and is cooperating with the Department of Justice in its investigation. Management does not expect this investigation to have a material effect on the consolidated financial position or results of operations or liquidity of the Company.

11. RESEARCH AND DEVELOPMENT EXPENSE
         Amounts expended for development or significant improvement of new and/or existing products, services and techniques for continuing operations were $31.1 million, $26.0 million and $23.9 million in 2002, 2001 and 2000, respectively.

12. RETIREMENT BENEFITS
Information concerning the pension and other post-retirement benefit plans of the Company and consolidated subsidiaries is as follows:

                                                  Pension Benefits                     Other Benefits
                                                ---------------------              ---------------------
(dollars in thousands)                          2002             2001              2002             2001
                                                ----             ----              ----             ----
Change in benefit obligation:
   Benefit obligation at beginning of year    $312,176           256,335            53,966           46,043
   Service cost                                 13,539             9,426               953            1,012
   Interest cost                                22,395            19,680             3,986            3,760
   Amendments                                      703            (5,078)               --           (6,700)
   Effect of curtailment                        (7,943)               --                --               --
   Effect of settlements                        (2,039)               --                --               --
   Plan participants' contributions                417               348                --               --
   Benefits paid                               (14,347)          (13,008)           (3,350)          (2,802)
   Acquisitions                                    491            39,854                --           11,200
   Actuarial loss (gain)                        25,551             8,820             2,172            1,453
   Exchange rate effect                         15,384            (4,201)               --               --
                                               -------           -------            ------           ------
Benefit obligation at end of year              366,327           312,176            57,727           53,966
                                               -------           -------            ------           ------
Change in plan assets:
  Fair value of plan assets, beginning of year 251,904           270,734                --               --
  Actual return on plan assets                 (22,231)          (29,279)               --               --
  Employer contribution                         11,048             3,872             3,350            2,802
  Plan participants' contributions                 417               348                --               --
  Benefits paid                                (14,347)          (13,008)           (3,350)          (2,802)
  Effect of settlements                         (2,091)               --                --               --
  Acquisitions                                   1,080            22,993                --               --
  Exchange rate effect                          11,331            (3,756)               --               --
                                               -------           -------            ------           ------
Fair value of plan assets, end of year         237,111           251,904                --               --
                                               -------           -------            ------           ------
Funded status                                $(129,216)          (60,272)          (57,727)         (53,966)
   Unrecognized net actuarial loss (gain)       88,893            25,277            (2,217)          (4,519)
   Unrecognized prior service cost                (884)           (1,074)           (5,956)          (6,682)
                                               -------           -------            ------           ------
Net amount recognized                        $ (41,207)          (36,069)          (65,900)         (65,167)
                                               -------           -------            ------           ------
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                       $   5,360             6,753                --               --
  Accrued benefit liability                   (120,542)          (54,015)          (65,900)         (65,167)
  Intangible assets                              2,887             2,879                --               --
  Accumulated other comprehensive income        71,088             8,314                --               --
                                               -------           -------            ------           ------
Net amount recognized                        $ (41,207)          (36,069)          (65,900)          (65,167)
                                               -------           -------            ------           ------
Weighted-average assumptions as of
  December 31:
Discount rate                                     6.60%             7.22              7.00%            7.89
Expected return on plan assets                    7.53%             8.24               N/A              N/A
Rate of compensation increase                      3.4%              3.4               N/A              N/A

For measurement purposes, an 11.9% increase in the cost of covered health care benefits was assumed for 2002, gradually decreasing to 5.1% for 2011 and later years for pre-Medicare expenses, and a 12.9% increase in the cost of covered health care benefits was assumed for 2002, gradually decreasing to 5.2% for 2011 and later years for post-Medicare expenses.

                                               Pension Benefits                 Other Benefits
(dollars in thousands)                   2002       2001       2000        2002      2001      2000
----------------------                   ----       ----       ----        ----      ----      ----
Components of net periodic cost
Service cost                          $  13,539      9,426      7,563      $  953   1,012       899
Interest cost                            22,395     19,680     17,974       3,986   3,760     3,239
Expected return on plan assets          (20,847)   (22,584)   (21,083)        ---     ---       ---
Amortization of prior service cost          220        606        918        (727)   (363)     (177)
Net amortization and deferral               580     (1,254)      (995)       (130)   (149)     (211)
Curtailment effect                       (2,324)       ---         45         ---     ---       ---
                                      ---------   --------   --------      ------   -----     -----
Net periodic cost                     $  13,563      5,874      4,422      $4,082   4,260     3,750

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $361.5 million, $343.7 million and $231.9 million, respectively, as of December 31, 2002 and $255.2 million, $230.8 million and $192.1 million, respectively, as of December 31, 2001. During 2002, the Company sold its Powder Coatings business unit. The impact on the Company's defined-benefit pension plans was to decrease the projected benefit obligation by $2.0 million and $3.5 million for settlements and curtailments, respectively. Additionally, in connection with the Company's ongoing integration efforts, other employees were terminated which resulted in a $4.4 million curtailment of the projected benefit obligation during 2002. As a result of the acquisition of certain businesses of dmc2 during 2001, the Company incorporated certain dmc2 defined-benefit pension plans into its existing plans and provided termination benefits to affected persons. The impact on the Company's plans was to decrease the projected benefit obligation as of December 31, 2001 by $2.3 million for curtailments and to increase its projected benefit obligation as of December 31, 2001 by $2.3 million for termination benefits.

A one-percentage point change in the assumed health care cost trend rates would have the following effect:

                                     1-Percentage              1-Percentage
(dollars in thousands)              Point Increase            Point Decrease
Effect on total of service
   and interest cost component          $  326                      (331)
Effect on post-retirement
   benefit obligation                   $4,207                    (4,061)

Costs for defined contribution pension plans were $0.6 million in 2002, 2001 and 2000.

The Company also maintains other supplemental retirement plans under which it expensed $2.1 million, $1.4 million, and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

13. INCOME TAXES
Income tax expense (benefit) from continuing operations is comprised of the following components:

(dollars in thousands)                        2002            2001              2000
----------------------                        ----            ----              ----
Current:
         U.S. federal                    $  (4,868)           5,175            14,334
         Foreign                            15,537           13,089            20,689
         State and local                    (1,306)             156             3,839
                                         ---------           ------            ------
                                             9,363           18,420            38,862
                                         ---------           ------            ------
Deferred:
         U.S. federal                    $   4,254              701             5,169
         Foreign                              (306)          (2,009)           (2,271)
         State and local                     1,522              349              (347)
                                         ---------           ------            ------
                                             5,470             (959)            2,551
                                         ---------           ------            ------
Total income tax                         $  14,833           17,461            41,413
                                         ---------           ------            ------

In addition to the 2002 income tax expense of $14.8 million, certain net tax benefits of $24.4 million were allocated directly to shareholders' equity.

         The above taxes are based on earnings from continuing operations before income taxes. These earnings aggregated $3.9 million, $20.2 million and $64.3 million for domestic operations, and $44.7 million, $27.3 million and $46.6 million for foreign operations in 2002, 2001 and 2000, respectively.
         A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                    2002             2001              2000
                                    ----             ----              ----
Statutory federal income
   tax rate                         35.0             35.0              35.0
Foreign tax rate difference          0.1              3.2               1.9
ESOP dividend tax benefit           (2.2)            (2.6)             (1.2)
Extraterritorial exclusion/
   Foreign sales corporation        (3.5)            (1.9)             (1.1)
Change in estimate of prior
   year accrual                     (3.3)              --                --
U.S. tax cost of foreign dividends   2.9              0.1               0.3
State and local taxes,
   net of federal tax                0.3              0.7               2.0
Miscellaneous                        1.2              2.3               0.4
                                    ----             ----              ----
Effective tax rate (%)              30.5             36.8              37.3

The components of deferred tax assets and liabilities at December 31 were:

(dollars in thousands)                                        2002              2001
                                                              ----              ----
Deferred tax assets:
         Pension and other
           benefit programs                                $  66,548           38,584
         Accrued liabilities                                   9,066            8,928
         Net operating loss carryforwards                     20,614           21,788
         Inventories                                           7,489            4,038
         Reserve for doubtful accounts                         2,971            4,039
         Other                                                18,192           11,108
                                                           ---------          -------
Total deferred tax assets                                  $ 124,880           88,485
                                                           ---------          -------
Deferred tax liabilities:
         Property and equipment -
           depreciation and amortization                   $  59,705           39,287
         Other                                                   342              482
                                                           ---------          -------
Total deferred tax liabilities                             $  60,047           39,769
                                                           ---------          -------
Net deferred tax asset before
         valuation allowance                                  64,833           48,716
Valuation allowance                                          (18,643)         (20,564)
                                                           ---------          -------
Net deferred tax assets                                    $  46,190           28,152
                                                           ---------          -------

         At December 31, 2002, the Company has benefits from operating loss carryforwards of $20.6 million for tax purposes, some of which can be carried forward indefinitely and others expire in 1 to 10 years. Of the total valuation allowance of $18.6 million, $15.4 million has been established due to the uncertainty of realizing certain foreign operating loss carryforwards. The recognition of any future tax benefits resulting from the reduction of $8.6 million of the valuation allowance will reduce any goodwill and other noncurrent intangibles resulting from the dmc2 acquisition that remain at the time of reduction.
         Of the total deferred tax assets, $33.0 million and $31.5 million were classified as other current assets at December 31, 2002 and 2001, respectively.
         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $123.9 million. Deferred income taxes are not provided on these earnings as it is intended that the majority of these earnings are indefinitely invested in these entities.

14. REPORTING FOR SEGMENTS
         In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its chief operating decision-maker. The Company has two reportable segments consisting of coatings and performance chemicals. Coatings products include tile coating systems, porcelain enamel, color and glass performance materials and electronic materials systems. Performance chemicals consists of polymer additives, performance and fine chemicals and plastics.
The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment profit for reporting purposes as net operating profit before interest and taxes. Net operating profit excludes unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below. Sales to external customers are presented in the following table. Inter-segment sales are not material.

Net sales

(dollars in millions)                          2002             2001             2000
                                               ----             ----             ----
Coatings                                    $  986.6              714.2            653.7
Performance Chemicals                          541.9              532.3            519.3
                                            --------           --------         --------
Total                                       $1,528.5            1,246.5          1,173.0

Income and reconciliation to income (loss) before taxes follows:

(dollars in millions)                         2002              2001             2000
                                              ----              ----             ----
Coatings                                    $   95.9               62.3             90.2
Performance Chemicals                           34.6               36.5             52.5
                                            --------           --------         --------
Segment income                                 130.5               98.8            142.7
Unallocated expenses                            27.8               27.8             18.7
Interest expense                                41.8               33.2             14.9
Interest earned                                 (1.0)              (2.6)            (1.5)
Foreign currency                                 0.4              (20.0)            (2.5)
Miscellaneous - net                             12.9               12.9              2.2
                                            --------           --------         --------
Income before taxes from
   continuing operations                        48.6               47.5            110.9

Unallocated expenses for 2002, 2001 and 2000 consist primarily of corporate costs, and in 2002 and 2001, also include charges associated with employment cost reduction programs and certain integration costs related to the acquisition of certain businesses of dmc2.

Depreciation and amortization
(dollars in millions)                         2002               2001              2000
                                              ----               ----              ----
Coatings                                    $   38.9               30.0             21.3
Performance Chemicals                           17.4               22.2             16.2
                                            --------           --------         --------
Segment depreciation and
    amortization                            $   56.3               52.2             37.5
Other                                            8.0                8.3              3.9
                                            --------           --------         --------

Total consolidated                          $   64.3               60.5             41.4

Assets
(dollars in millions)                         2002              2001
                                            --------           --------
         Coatings                           $  986.7             979.9
         Performance Chemicals                 410.7             433.8
                                            --------           --------
         Segment assets
             from continuing operations      1,397.4           1,413.7
         Other assets                          207.1             318.9
                                            --------           --------
         Total consolidated                 $1,604.5           1,732.6

Segment assets consist of trade receivables, inventories, intangibles, and property, plant and equipment net of applicable reserves. Other assets include cash, deferred taxes and other items.

Expenditures for long-lived assets (including acquisitions)

(dollars in millions)                         2002                2001            2000
                                              ----                ----            ----
         Coatings                           $   21.2              442.3            51.5
         Performance Chemicals                   7.7               16.6           194.8
                                            --------           --------         --------
         Total                              $   28.9              458.9           246.3

Geographic information follows:
Net sales

(dollars in millions)                         2002                2001            2000
                                              ----                ----            ----
United States and Canada                    $  758.6              676.3            685.0
International                                  769.9              570.2            488.0
                                            --------           --------         --------
         Total                              $1,528.5            1,246.5          1,173.0

Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents greater than 10% of consolidated sales.

Long-lived assets

(dollars in millions)                         2002                2001
                                              ----                ----
United States and Canada                    $  667.6              662.6
International                                  331.3              305.4
                                            --------           --------
         Total                              $  998.9              968.0

Except for the United States of America, no single country has greater than 10% of consolidated long-lived assets.

15. FINANCIAL INSTRUMENTS
         The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and amounts included in investments and accruals meeting the definition of a financial instrument approximate fair value.
         The Company manages exposures to changing foreign currency exchange rates and raw material prices principally through the purchase of put options on currencies and forward foreign exchange contracts. The options and forwards are marked-to-market at the end of each reporting period, with the corresponding gain or loss included in the consolidated statement of income. The Company does not engage in speculative transactions for trading purposes.
         Put options are purchased to offset the exposure of foreign currency-denominated earnings to a depreciation in the value of the local currency to the U.S. dollar. The Company's primary foreign currency put option market is the euro. The maturity of the Company's put option contracts is generally under one year. At December 31, 2002, the face value or notional amount of all outstanding currency options was $19.2 million. If liquidated at year-end 2002, these options would have produced a cash amount of $0.1 million versus an unamortized cost of $0.3 million.
         Forward contracts are entered into to manage the impact of currency fluctuations on transaction exposures. The maturity of such foreign currency forward contracts is consistent with the underlying exposure, generally less than one year. At December 31, 2002, the notional amount and market value of these forward contracts was $31.9 million and $(0.5) million, respectively.
         The Company also enters into selective foreign currency forward contracts to manage other currency exposures. Such activities involve the forward sale of foreign currencies against the U.S. dollar. The notional amount and market value of these contracts at December 31, 2002 was $6.5 million and $0.0 million, respectively. The maturity date of the forward contracts are generally less than one year.
         At December 31, 2002, the contract value of all outstanding forward contracts was $38.4 million. If liquidated as of December 31, 2002, these forward contracts would have produced a cash loss amount of $0.5 million.
         All forward contract and put option activity is executed with major reputable multinational financial institutions. Accordingly, the Company does not anticipate counter-party default.

16. LEASE COMMITMENTS
         In 2000, the Company renewed an operating lease agreement for certain land, buildings, machinery and equipment for a five-year period. The Company has the option to purchase the assets at the end of the lease term for a price of $25.0 million. In the event the Company chooses not to exercise this option, the Company is obligated to pay, or is entitled to receive from the lessor, the difference between the net sales proceeds and the outstanding lease balance.
         The Company enters into precious metal leases (primarily gold, silver, platinum and palladium) which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The lease terms are generally less than one year, and the Company maintains sufficient quantities of precious metals to cover the lease obligations at all times. The leases are treated as operating leases, and annual expenses were $2.0 million for 2002 and 2001. As of December 31, 2002 and 2001, the fair value of precious metals under leasing arrangements was $57.7 million and $54.4 million, respectively. At December 31, 2002, future minimum lease payments under all non-cancelable operating leases are as follows:

         (dollars in thousands)
            2003   2004     2005     2006    2007    Thereafter
            ----   ----     ----     ----    ----    ----------
         $11,947  8,864    6,212    3,542   2,759    15,151

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no such changes or disagreements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors of Ferro contained under the heading "Election of Directors" on pages 1 through 10 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2003, is incorporated here by reference. Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K. Information regarding Section 16(a) filings is contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 26 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2003, and is incorporated here by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth under the heading "Information Concerning Executive Officers" on pages 16 through 23 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2003 and is incorporated here by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth under the headings "Election of Directors" on pages 1 through 10 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2003 and is incorporated here by reference. Information regarding equity compensation plans approved and not approved by Ferro shareholders is contained under the subheading "Equity Compensation Plan Information" on pages 16 and 17 of Ferro's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2003, incorporated here by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or transactions that are required to be reported.

ITEM 14 - CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and the Acting Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

         (a) The following consolidated financial statements of Ferro corporation and its subsidiaries, is submitted herewith:

                 Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

                 Consolidated Balance Sheets at December 31, 2002 and 2001

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

                 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                 Notes to Consolidated Financial Statements

         (b) The following additional information for the years 2002, 2001 and 2000, is submitted herewith:

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

         (c)     Exhibits:

                 The exhibits listed in the attached Exhibit Index are filed pursuant to Item 14 (c) of Form 10-K.

2.       REPORTS ON FORM 8-K:

         The following reports on Form 8-K were filed:
         The Company filed a Current Report on Form 8-K dated September 30, 2002, reporting that the Company and certain of its subsidiaries completed the disposition of its powder coatings business through four separate sale transactions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FERRO CORPORATION

                                    By    /s/  HECTOR R. ORTINO
                                    -------------------------------------------
                                    Hector R. Ortino
                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 28th day of February, 2003.

/s/  HECTOR R. ORTINO                                       Chairman and Chief Executive Officer
-----------------------------------------------------       (Principal Executive Officer)
Hector R. Ortino

/s/  J. WILLIAM HEITMAN                                     Vice  President,  Finance  and Acting  Chief  Financial Officer
-----------------------------------------------------       (Principal  Financial Officer and Principal  Accounting Officer)
J. William Heitman

/s/  MICHAEL H. BULKIN                                      Director
-----------------------------------------------------
Michael H. Bulkin

/s/  SANDRA AUSTIN CRAYTON                                  Director
-----------------------------------------------------
Sandra Austin Crayton

/s/  JENNIE S. HWANG                                        Director
-----------------------------------------------------
Jennie S. Hwang

/s/  WILLIAM B. LAWRENCE                                    Director
-----------------------------------------------------
William B. Lawrence

/s/ MICHAEL F. MEE                                          Director
-----------------------------------------------------
Michael F. Mee

 /s/  WILLIAM J. SHARP                                      Director
 ----------------------------------------------------
William J. Sharp

/s/ DENNIS W. SULLIVAN                                      Director
-----------------------------------------------------
Dennis W. Sullivan

/s/  PADMASREE WARRIOR                                      Director
-----------------------------------------------------
Padmasree Warrior

/s/  ALBERTO WEISSER                                        Director
-----------------------------------------------------
Alberto Weisser

                                  CERTIFICATION

I, Hector R. Ortino, Chairman and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Ferro Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 17, 2003
                                       /s/ Hector R. Ortino
                                       ----------------------------------------
                                       Signature
                                       Hector R. Ortino

                                       Chairman and Chief Executive Officer
                                       ----------------------------------------
                                       Title

                                  CERTIFICATION

I, J. William Heitman, Vice President, Finance and Acting Chief Financial Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of Ferro Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 17, 2003
                                       /s/ J. William Heitman
                                       ----------------------------------------
                                       Signature
                                       J. William Heitman

                                       Vice President, Finance and Acting Chief
                                       Financial Officer
                                       ----------------------------------------
                                       Title

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Ferro Corporation:

Under date of February 5, 2003, we reported on the consolidated balance sheets of Ferro Corporation and subsidiaries (Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts and Reserves. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
--------------------------------------------
KPMG LLP
Cleveland, Ohio
February 5, 2003

                       FERRO CORPORATION AND SUBSIDIARIES
           SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                             (THOUSANDS OF DOLLARS)

                                                                               ADDITIONS
                                                                               ---------
                                                         BALANCE AT    CHARGED TO    CHARGED                     BALANCE
                                                          BEGINNING     COSTS AND   TO OTHER                    AT END OF
                                                          OF PERIOD     EXPENSES    ACCOUNTS       DEDUCTIONS    PERIOD
                                                         ----------    ----------   --------       ----------   ---------
Year ended December 31, 2002
   Valuation and qualifying accounts which are
   deducted on the consolidated balance
   sheet from the assets to which they apply.............
      Possible losses in collection of notes ............                                               227(B)
      and accounts receivable - trade.................... $  15,229        2,214     (399) (C)        5,203(A)      11,614
                                                          =========   ==========    ==========    ============   =========
Year ended December 31, 2001
   Valuation and qualifying accounts which are
   deducted on the consolidated balance
   sheet from the assets to which they apply.............
      Possible losses in collection of notes.............                                               392(B)
      and accounts receivable - trade.................... $   6,825        2,771      7,186(C)        1,161(A)      15,229
                                                          =========   ==========    ==========    ============   =========
Year ended December 31, 2000

   Valuation and qualifying accounts which are
   deducted on the consolidated balance
   sheet from the assets to which they apply
      Possible losses in collection of notes.............                                               318(B)
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

Exhibit:

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

         (a) Asset Purchase Agreement, dated August 2, 2002, among Rohm and Haas Company, on one hand, and Ferro Corporation, Ferro Spain S.A., Ferro (Great Britain) Ltd., Ruhr-Pulverlack GmbH, and Ferro-Ruhr-Pulver Nordiska AB, on the other hand. (Reference is made to Exhibit 2.1 to Ferro Corporation's Current Report on Form 8-K filed November 14, 2002.)

             All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.

         (b) Purchase Agreement, dated August 2, 2002, among International Paint, Inc., on one hand, and Ferro Corporation, Ferro Enamel Argentina S.A. and Ferro Mexicana S.A. de C.V., on the other hand. (Reference is made to Exhibit 2.2 to Ferro Corporation's Current Report on Form 8-K filed November 14, 2002.)

             All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.

         (c) Purchase Agreement, dated August 2, 2002, between Akzo Nobel Sino Coatings B.V. and Ferro Corporation. (Reference is made to Exhibit
             2.3 to Ferro Corporation's Current Report on Form 8-K filed November 14, 2002.)

             All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.

         (d) Share Purchase Agreement, dated August 2, 2002, between Akzo Nobel Coatings International B.V. and Ferro Corporation. (Reference is made to Exhibit 2.4 to Ferro Corporation's Current Report on Form 8-K filed November 14, 2002.)

             All appendices, other than Appendix A, Definitions, have been omitted, and Ferro Corporation will furnish to the Commission, upon request, a copy of any omitted appendix.)

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

(4) Instruments defining rights of security holders, including indentures

     (a) Amended and Restated Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999. (Reference is made to Exhibit 4(k) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated here by reference.)

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

     (c) Form of Security (7-1/8% Debentures due 2028). (Reference is made to
         Exhibit 4(a-1) to Ferro Corporation's Current Report on Form 8-K filed March 31, 1998, which Exhibit is incorporated here by reference.)

     (d) Officers' Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J.
         P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation's Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated herein by reference.

     (e) Form of Global Note (9-1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation's Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

         The Company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

(10)  Material Contracts

     (a) Ferro Corporation Performance Share Plan. (Reference is made to Exhibit B of Ferro Corporation's Proxy Statement dated March 20, 2000, which Exhibit is incorporated herein by reference.)

     (b) Ferro Corporation Acquisition Performance Reward Plan. (Reference is made to Exhibit 10(b) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

     (c) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 10(c) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

     (d) Ferro Corporation Employee Stock Option Plan. (Reference is made to
         Exhibit 10(d) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

  * (e) Schedule I containing a written description of stock option grants offered to Hector R. Ortino.

     (f) Form of Indemnification Agreement (adopted January 25, 1991 for use from and after that date). (Reference is made to Exhibit 10 to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated here by reference.)

     (g) Amended and Restated Executive Employment Agreement. (Reference is made to Exhibit 10(a) of Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, which Exhibit is incorporated here by reference.)

     (h) Form of Change in Control Agreement. (Reference is made to Exhibit 10(j) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)


  * (i) Schedule II listing the officers with whom Ferro has entered into currently effective executive employment agreements and change in control agreements.

     (j) Various agreements relating to an Asset Defeasance Financing including a Participation Agreement dated as of October 31, 1995 among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank N.A, as Agent, and a Lease dated October 31, 1995, between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. (Reference is made to Exhibit 10(i) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.) The additional agreements are available upon request. (Reference is made to Exhibit 10 of Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1997, for an amendment to the agreements, which Exhibit is incorporated herein by reference.) Amended and Restated Participation Agreement, dated as of November 30, 2000, among Ferro Corporation, State Street Bank and Trust Company (not in its individual capacity but solely as Trustee), the financial institutions named as Purchasers, and Citibank, N.A., as Agent, and a First Amendment to Lease dated as of November 30, 2000 between State Street Bank and Trust Company (not in its individual capacity but solely as Trustee) as Lessor and Ferro Corporation as Lessee. (Reference is made to Exhibit 10(i) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.) The additional agreements are available upon request. Amendment No. 1 to Amended and Restated Participation Agreement, dated as of August 31, 2001, by and among Ferro Corporation, State Street Bank & Trust Company, as Trustee, the financial institutions named therein, and Citibank, N. A., as Agent. (Reference is made to Exhibit 10(d) to Ferro Corporation's Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated herein by reference.)

     (k) Ferro Corporation Supplemental Executive Defined Contribution Plan. (Reference is made to Exhibit 10(j) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

     (l) Ferro Corporation Executive Employee Deferred Compensation Plan. (Reference is made to Exhibit 10(k) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

     (m) Ferro Corporation Deferred Compensation Plan for Non-Employee Directors, Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement, and a First Amendment to Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10(l) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

     (n) Receivables Purchase Agreement, dated as of September 28, 2000, among Ferro Finance Corporation, Ciesco L. P. as the Investor, Citicorp North America, Inc. as the Agent, Ferro Electronic Materials as an Originator and Ferro Corporation as Collection Agent and Originator. (Reference is made to Exhibit 10(m) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.) Amendment to Receivables Purchase Agreement, dated as of February 28, 2002, among Ferro Finance Corporation as Seller, Corporate Asset Funding Company, Inc. as Investor and assignee of CIESCO L.P., Ferro Electronic Materials, Inc. as an Originator, Ferro Corporation as Originator and Collection Agent, and Citicorp North America, Inc. as Agent. (Reference is made to Exhibit 10(m)(1) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which Exhibit is incorporated here by reference.)

     (o) Purchase and Contribution Agreement, dated as of September 28, 2000, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10(n) to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.) Amendment to Purchase and Contribution Agreement, dated as of February 28, 2002, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10(n)(1) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which
         Exhibit is incorporated here by reference.)

     (p) Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated herein by reference.) First Amendment to Credit Agreement, dated as of December 27, 2002. (Reference is made to Exhibit 99.1 to Ferro Corporation's Current Report on Form 8-K, filed January 13, 2003.)

*(11)    Computation of Earnings Per Share

*(12) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*(21)    List of Subsidiaries

*(23)    Consent of Independent Auditors

*(99) Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.