Form 10-Q
period 2003-03-31
FERRO CORP
filed 2003-05-14
CIK 35214

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

     At April 30, 2003 there were 40,704,920 shares of Ferro common stock, par value $1.00, outstanding.


================================================================================

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES


                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                             --------------------------------
                                                                                               (UNAUDITED)        (UNAUDITED)
                                                                                                 2003               2002
                                                                                             --------------    --------------

(dollars in thousands-except per share amounts)

Net Sales ................................................................................   $      401,770    $      365,023
Cost of Sales ............................................................................          300,669           271,713
Selling, Administrative and General Expenses .............................................           75,452            69,119
Other Charges:
   Interest Expense ......................................................................            8,784            12,015
   Foreign Currency Transactions, Net ....................................................            1,189               776
   Miscellaneous Expense - Net ...........................................................            1,524             3,450
                                                                                             --------------    --------------
      Income Before Taxes ................................................................           14,152             7,950
Income Tax Expense .......................................................................            4,699             3,038
                                                                                             --------------    --------------
Income from Continuing Operations ........................................................            9,453             4,912
Discontinued Operations
   Income/(Loss) from Discontinued Operations, Net of Tax ................................              (69)            2,309
                                                                                             --------------    --------------
Net Income ...............................................................................            9,384             7,221
Dividend on Preferred Stock ..............................................................              547               670
                                                                                             --------------    --------------
Net Income Available to Common Shareholders ..............................................   $        8,837    $        6,551
                                                                                             ==============    ==============

Per Common Share Data:
   Basic Earnings
      From Continuing Operations .........................................................   $         0.22    $         0.12
      From Discontinued Operations .......................................................             0.00              0.07
                                                                                             --------------    --------------
                                                                                             $         0.22    $         0.19
   Diluted Earnings
      From Continuing Operations .........................................................   $         0.22    $         0.12
      From Discontinued Operations .......................................................             0.00              0.07
                                                                                             --------------    --------------
                                                                                             $         0.22    $         0.19
Shares Outstanding:
   Average Outstanding ...................................................................       40,592,865        34,641,204
   Average Diluted .......................................................................       42,533,915        37,634,121
   Actual End of Period ..................................................................       40,622,963        34,840,055


     See Accompanying Notes to Condensed Consolidated Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       FERRO CORPORATION AND SUBSIDIARIES



                                                           (UNAUDITED)    (UNAUDITED)
                                                             MARCH 31,    DECEMBER 31,
                                                               2003           2002
                                                           ------------   ------------

(dollars in thousands)

                                        ASSETS

Current Assets:
   Cash and Cash Equivalents ...........................   $     10,932   $     14,942
   Accounts and Trade Notes Receivable .................        163,221        154,533
   Inventories .........................................        197,653        183,055
   Assets of Businesses Held for Sale ..................         28,950         27,046
   Other Current Assets ................................        120,699        106,009
                                                           ------------   ------------
      Total Current Assets .............................   $    521,455   $    485,585

Net Property, Plant & Equipment ........................        577,579        577,754
Unamortized Intangible Assets ..........................        421,232        421,274
Other Assets ...........................................        119,325        119,860
                                                           ------------   ------------
                                                           $  1,639,591   $  1,604,473
                                                           ============   ============
                                     LIABILITIES
Current Liabilities:
   Notes and Loans Payable .............................   $     15,619   $      7,835
   Accounts Payable ....................................        221,529        207,873
   Liabilities of Businesses Held for Sale .............         12,245         12,518
   Other Accrued Expenses/Other Current Liabilities ....        181,185        175,941
                                                           ------------   ------------
      Total Current Liabilities ........................   $    430,578   $    404,167

Long-Term Liabilities, less current portion ............        442,802        443,552
Other Non-Current Liabilities ..........................        278,495        284,258
Shareholders' Equity ...................................        487,716        472,496
                                                           ------------   ------------
                                                           $  1,639,591   $  1,604,473
                                                           ============   ============


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES




                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   (UNAUDITED)        (UNAUDITED)
(dollars in thousands)                                                 2003              2002
                                                                  --------------    --------------
Cash Flow from Operating Activities
        Net Cash Provided by (Used for) Continuing Operations     $       (1,480)   $       28,804
        Net Cash Provided by (Used for) Discontinued Operations           (1,923)            7,558
                                                                  --------------    --------------
Net Cash Provided by (Used for) Operating Activities                      (3,403)           36,362

Cash Flow from Investing  Activities
        Capital Expenditures for Plant and Equipment
             of Continuing Operations                                     (7,165)           (6,998)
        Capital Expenditures for Plant and Equipment
             of Discontinued Operations                                     (274)             (282)
        Acquisition, Net                                                  (8,478)               --
        Other Investing Activities                                          (501)           (2,719)
                                                                  --------------    --------------
Net Cash Used for Investing Activities                                   (16,418)           (9,999)

Cash Flow from Financing Activities
        Net Borrowings under Short-Term Facilities                         7,784             3,139
        Principal Payments on Long-Term Debt                                (933)          (51,978)
        Net Proceeds from Asset Securitization                            13,919            21,527
        Purchase of Treasury Stock                                            --              (424)
        Cash Dividends Paid                                               (6,295)           (5,657)
        Other Financing Activities                                           309             3,251
                                                                  --------------    --------------
Net Cash Provided by (Used for) Financing Activities                      14,784           (30,142)
          Effect of Exchange Rate Changes on Cash                          1,027               535
                                                                  --------------    --------------
Decrease in Cash and Cash Equivalents                                     (4,010)
                                                                                            (3,244)
Cash and Cash Equivalents at Beginning of Period                          14,942            15,317
                                                                  --------------    --------------
Cash and Cash Equivalents at End of Period                        $       10,932
                                                                                    $       12,073

Cash Paid During the Period for
        Interest                                                  $       10,752    $        3,390

        Income Taxes                                              $        1,599    $          592


     See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim period. Certain amounts in the 2002 financial statements and accompanying notes have been reclassified to conform to the 2003 presentation. The results for the three months ended March 31, 2003 are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.  COMPREHENSIVE INCOME

    Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was $20.8 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively, other comprehensive income for the current period consisted of the translation adjustments for foreign subsidiaries, $11.4 million. The increase in comprehensive income versus net income is entirely related to Financial Accounting Standards Board (FASB) 52. Accumulated other comprehensive loss at March 31, 2003 and December 31, 2002 was $119.5 million and $130.9 million, respectively.

3. INVENTORIES

    Inventories consisted of the following:


                                              MARCH 31,        DECEMBER 31,
(dollars in thousands)                          2003              2002
                                           --------------    --------------

Raw Materials ..........................   $       44,011    $       42,177
Work in Process ........................           23,133            17,755
Finished Goods .........................          141,005           133,328
                                           --------------    --------------
                                                  208,149           193,260
LIFO Reserve ...........................          (10,496)          (10,205)
                                           --------------    --------------
Inventories ............................   $      197,653    $      183,055
                                           ==============    ==============


4. FINANCING AND LONG-TERM DEBT

    Long-term debt as of March 31, 2003 and December 31, 2002 was as follows:


                                              MARCH 31,        DECEMBER 31,
(dollars in thousands)                          2003             2002
                                           --------------   --------------
Senior Notes, 9.125%, due 2009 .........   $      196,477   $      196,324
Debentures, 7.625%, due 2013 ...........           24,845           24,843
Debentures, 7.375%, due 2015 ...........           24,955           24,954
Debentures, 8.0%, due 2025 .............           49,486           49,480
Debentures, 7.125%, due 2028 ...........           54,474           54,469
Revolving credit agreements ............           91,500           91,900
Other ..................................            2,383            2,464
                                           --------------   --------------
                                                  444,120          444,434
Less current portion (A) ...............            1,318              882
                                           --------------   --------------
Total ..................................   $      442,802   $      443,552
                                           ==============   ==============

(A)  Included in notes and loans payable.

    At March 31, 2003, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $355.7 million.

    In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included a $373.0 million five-year revolving credit facility. Using the net proceeds from the sale of the Powder Coatings business in September 2002, the Company repaid $132.0 million of the five-year facility and effectively reduced the maximum borrowings thereunder to $300.0 million. The Company had $91.5 million outstanding under the five-year revolving credit facility as of March 31, 2003.

    At the Company's option, borrowings under the five-year credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted average interest rate in effect at March 31, 2003 for the revolving credit facility was 2.45%, and that in effect at December 31, 2002 was 2.54 %.

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

    The Company's level of debt and debt service requirements could have important consequences to the Company's business operations and uses of cash flows. In addition, a reduction in overall demand for the Company's products could adversely affect the Company's cash flows from operations. However, the Company has available a $300.0 million revolving credit facility, under which approximately $208.5 million was available as of March 31, 2003. This liquidity, along with liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

    In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly owned unconsolidated special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other conduits. At December 31, 2002, $85.7 million had been advanced to the Company, net of repayments, under this program. In the first quarter of 2003, an additional $13.9 million, net of repayments, had been advanced to the Company, resulting in total advances outstanding of $99.6 million at March 31, 2003. During the first quarter of 2003, $319.9 million of accounts receivable were sold under this program and $306.0 million of receivables were collected and remitted to the Conduits, or a net amount of $13.9 million. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's.

    The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $33.2 million as of March 31, 2003 and $23.8 million as of December 31, 2002 and is included in other current assets in the condensed consolidated balance sheets. The Company and certain European subsidiaries, on a monthly basis, measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

    The maintenance of minimum cash balances is informally agreed to with certain banks as a result of loans, commitments and services rendered. Cash balances maintained to meet operating needs on a daily basis are sufficient to satisfy these informal agreements. These balances are available for use by the Company and its subsidiaries at all times and do not contain legal restrictions. Cash in excess of such operating requirements may be invested in short-term securities or applied against short-term debt.


5.  EARNINGS PER SHARE COMPUTATION

    Information concerning the calculation of basic and diluted earnings per share is shown below:


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                ---------------------------------
                                                      2003              2002
                                                ---------------   ---------------

Average Basic Shares
         Outstanding                                 40,592,865        34,641,204
Adjustments for Assumed
         Conversion of Convertible
         Preferred Stock and
         Common Stock Options                         1,941,050         2,992,917
                                                ---------------   ---------------
Average Diluted Shares                               42,533,915        37,634,121
                                                ===============   ===============

    Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding. Diluted earnings per share is computed as net income adjusted for the tax effect associated with assumed conversion of preferred stock and common stock options to common stock divided by average diluted shares outstanding.

6.   ACQUISITIONS

    On September 7, 2001, the Company acquired from OM Group, Inc. (OMG) certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (dmc2) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. The businesses acquired included the electronic materials, performance pigments, glass systems and Cerdec ceramics businesses of dmc2. The Company paid to OMG in cash a purchase price for these businesses of approximately $534.0 million. The Company continues to negotiate certain other purchase price related issues with dmc2.

    A summary of the allocation of the purchase price follows:

(dollars in thousands)


Current assets .............................................   $    258,899
Property, plant and equipment ..............................        220,258
Patented Technology ........................................          3,410
Excess of purchase price over net assets acquired ..........        214,222
Other assets ...............................................         36,118
                                                               ------------
     Total assets ..........................................        732,907
Current liabilities ........................................        135,630
Long-term liabilities ......................................         63,325
                                                               ------------
     Total liabilities .....................................        198,955
Cash purchase price ........................................   $    533,952
                                                               ============

7.  REALIGNMENT AND COST REDUCTION PROGRAMS

    The following table summarizes the activities relating to the Company's reserves for realignment and cost reduction programs:


(dollars in thousands)
                                                       Other
                                      Severance        Costs             Total
                                    ------------    ------------    ------------

      Balance, December 31, 2002    $     13,867    $        132    $     13,999
      Gross charges                          781              28             809
      Cash Payments                       (1,961)           (131)         (2,092)
                                    ------------    ------------    ------------
      Balance, March 31, 2003       $     12,687    $         29    $     12,716

    Charges during the first quarter of 2003 related to the Company's ongoing cost reduction and integration programs. These programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc2. Total gross charges of $0.5 million and $0.3 million were included in cost of sales and selling, administrative and general expenses in the first quarter of 2003, respectively. No charges for discontinued operations were incurred in the first quarter of 2003.

    Through March 31, 2003, the amount of severance costs paid under these realignment and cost reduction programs was $20.1 million and 1,008 employees had actually been terminated.

    The Company anticipates incurring additional charges of approximately $9.2 million during the remainder of 2003 to complete the integration of dmc2 and its other consolidation programs.

8.  DISCONTINUED OPERATIONS

    On September 30, 2002, the Company completed the sale of its Powder Coatings business unit, previously part of its Coatings segment, in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV, for an aggregate selling price of $132.0 million. The selling price is subject to certain post-closing adjustments with respect to assets sold and liabilities assumed by the buyers. Powder Coatings, which was divested in September 2002, and several other small businesses that the Company intends to divest have been reported as discontinued operations since the third quarter of 2002. Previously reported results in the Condensed Income Statement for the three months ended March 31, 2002, have been reclassified to conform with the presentation for the three months ended March 31, 2003.

    Sales from discontinued operations were $15.8 million and $61.8 million for the quarters ended March 31, 2003 and 2002, respectively. Earnings/(loss) before tax from discontinued operations were $(0.1) million and $2.3 million for the quarters ended March 31, 2003 and 2002, respectively. Assets of businesses held for sale consist primarily of property, plant and equipment, accounts receivable, inventories and intangible assets. Liabilities of businesses held for sale consist primarily of trade accounts payable. The results of discontinued operations include the operating earnings of the discontinued units as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company's actual weighted average interest rates for the first quarters of 2003 and 2002, respectively. The financial statements for all periods presented have been revised to reflect the discontinued operations. Consequently, much of the information provided in the prior year will not be directly comparable to the revised numbers.

9.  CONTINGENT LIABILITIES

    There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities (if any) and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

    In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. Subsequently, the Company received several class action lawsuits alleging civil damages and requesting injunctive relief as a result of this investigation. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws. The Company is cooperating with the Department of Justice in its investigation and is vigorously defending itself in the class action lawsuits. Management does not expect this investigation to have a material effect on the consolidated financial position or results of operations or liquidity of the Company.

10. STOCK PLANS

    The stock option plan provides for the issuance of stock options at no less than the then current market price. Stock options have a maximum term of 10 years and vest evenly over four years on the anniversary of the grant date.

    The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations as permitted under FASB statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted until March 31, 2003 under the Company's plans had an exercise price equal to the market value of the underlying stock on the date of grant. On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts shown below:



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                              ---------------------------
(dollars in thousands, except per share data)                                     2003           2002
                                                                              ------------   ------------

Income from continuing operations--as reported ............................          9,453          4,912

Deduct:  Total stock-based employee compensation expense
       determined under fair value methods for all awards, net
       of tax .............................................................            636            790
                                                                              ------------   ------------
Income from continuing operations--pro forma ..............................   $      8,817          4,122

Basic earnings per share from continuing operations--as reported ..........   $       0.22           0.12
Basic earnings per share from continuing operations--pro forma ............           0.20           0.10

Diluted earnings per share from continuing operations--as reported ........   $       0.22           0.12
Diluted earnings per share from continuing operations--pro forma ..........           0.20           0.10

    There was no impact from discontinued operations on the pro forma expense for the first quarters of 2003 and 2002.


11. REPORTING FOR SEGMENTS

    In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its chief operating decision-maker. The Company has two reportable segments consisting of coatings and performance chemicals. Coatings products include tile coating systems, porcelain enamel, color and glass performance materials and electronic materials systems. Performance chemicals consist of polymer additives, pharmaceuticals, fine chemicals and plastics.

    The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of critical accounting policies. The Company measures segment profit for reporting purposes as net operating profit before interest and taxes. Net operating profit excludes unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below. Sales to external customers are presented in the following table. Inter-segment sales are not material.


                      FERRO CORPORATION AND SUBSIDIARIES
                                 SEGMENT DATA



                                                    THREE MONTHS ENDED
                                                        MARCH 31
Net sales
(dollars in millions)                                2003           2002
                                                ------------   ------------

Coatings                                        $    259,976   $    232,840
Performance Chemicals                                141,794        132,183
                                                ------------   ------------
Total                                           $    401,770   $    365,023


Income and reconciliation to income (loss) before taxes follows:


(dollars in millions)                               2003           2002
                                                ------------   ------------

Coatings                                        $     24,201   $     20,369
Performance Chemicals                                  8,988          9,409
                                                ------------   ------------
Segment income                                  $     33,189   $     29,778
Unallocated expenses                                   7,540          5,587
   Interest expense                                    8,784         12,015
       Foreign currency loss                           1,189            776
Miscellaneous - net                                    1,524          3,450
                                                ------------   ------------
Income before taxes from
      continuing operations                     $     14,152   $      7,950


Geographic information follows:                      THREE MONTHS ENDED
                                                         MARCH 31
                                                ---------------------------
Net sales
(dollars in millions)                               2003           2002
                                                ------------   ------------

United States and Canada                        $    197,223   $    185,170
International                                        204,547        179,853
                                                ------------   ------------
Total                                           $    401,770   $    365,023

    Geographic revenues are based on the region in which the customer invoice originates. The United States of America is the single largest country for the origination of customer sales. No other single country originates more than 10% of consolidated sales.

12.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. The Company adopted FASB Statement No. 146 as of January 1, 2003, and accordingly, records exit or disposal costs when they are "incurred" and can be measured at fair value. The adoption of Statement No. 146 did not have a material impact on the Company's results of operations or financial position for the three month period March 31, 2003.

    In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." Interpretation 45 expands on the accounting guidance of Statements No. 5 "Accounting for Contingencies," No. 57 "Related Party Disclosures," and No. 107 "Disclosures about Fair Value of Financial Instruments" and incorporates without change the provisions of Interpretation No. 34 "Disclosure in Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5" which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity's year-end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation 45 for the year ended December 31, 2002 and the interpretation in its entirety as of January 1, 2003. The adoption of Interpretation 45 did not have a material impact on the Company's results of operations or financial position.

    In December 2002, the FASB Issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement No. 123 "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company continues to account for stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as permitted under Statement No. 148. The Company adopted the annual disclosure provisions of Statement No. 148 as of December 31, 2002, and accordingly, has included the required disclosure for the interim periods ending on March 31, 2003 and 2002 in note 10 to the condensed financial statements.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    In September 2002, the Company completed the sale of its Powder Coatings business unit, and accordingly as of March 31, 2003, and for all periods presented, the Powder Coatings business has been reported as a discontinued operation. Additionally, the Company has classified several other small businesses as discontinued based on the Company's intent to divest such businesses over the next year. The discussions presented below under "Results of Operations" focus on the Company's results from continuing operations.

    RESULTS OF OPERATIONS
    COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

    First quarter 2003 net sales from continuing operations of $401.8 million were 10.1% higher than the $365.0 million of sales for the comparable 2002 period. Sales increased 11.7% in the Coatings segment and 7.3% in the Performance Chemicals segment.

    Of the $36.7 million increase in revenue, $26.6 million or 7.3 percentage points of the total was related primarily to the strengthening of the European currency. Overall volume favorably impacted sales by 0.5% for the quarter as compared to the prior year period. Several key end markets contributed to higher volumes including electronics, automotive, consumer packaging, container glass and pharmaceuticals. This was offset in the building and renovation market, which experienced soft demand for flat glass, PVC additives and tile coatings. Higher selling prices in the polymer additives business to offset raw material increases accounted for the remainder of the increase in revenue.

    Gross margins from continuing operations were 25.2% of sales compared with 25.6% for the comparable 2002 period. The lower gross margins compared to the prior year primarily stemmed from raw material cost increases in the Performance Chemicals segment.

    Selling, administrative and general expenses from continuing operations were $75.5 million in the first quarter of 2003 compared with $69.1 million in the first quarter of 2002. Of the $6.4 million increase in selling, administrative and general expenses, $5.5 million was caused by the strengthening of the Euro against the dollar. An additional $2.1 million was related to higher pension expense and increased research & development spending.

    The first quarter 2003 earnings included pretax charges of $0.8 million related primarily to severance and integration costs and the first quarter of 2002 included approximately $1.2 million of similar charges.

    Interest expense from continuing operations was $8.8 million for the first quarter of 2003, compared to $12.0 million for the first quarter of 2002. This is the result of a debt reduction program that included sale of five million common shares through a public offering on May 15, 2002, and the divestment of the Powder Coatings business in September 2002.

    A foreign currency loss of approximately $1.2 million for the first quarter of 2003 was incurred compared to $0.8 million for the first quarter of 2002. The first quarter 2003 loss was due primarily to the strengthening of local currencies against the dollar in Argentina and Mexico and forward contract costs in Brazil.

    Miscellaneous Expense from continuing operations for the first quarter of 2003 declined to $1.5 million compared to $3.5 million in the first quarter of 2002. The major contributors to this decline were certain legal settlements and claims, which resulted in a net gain of approximately $1.3 million.

    Income from continuing operations for the first quarter of 2003 was $9.5 million or 92.4% above the prior year period. Diluted earnings per share for continuing operations totaled $0.22 as compared to $0.12 in 2002.

    Discontinued operations incurred a loss of $0.1 million for the first quarter of 2003 as compared to income of $2.3 million in the prior year period. Prior year results included the Company's Powder Coatings business, which was divested in September 2002. Diluted earnings per share for discontinued operations totaled $0.00 as compared to $0.07 in 2002.

    Net Income for the first quarter 2003 totaled $9.4 million or an increase of 30.0% over the prior year period. Earnings per diluted share was $0.22 in the first quarter of 2003 versus $0.19 in 2002.

    QUARTERLY SEGMENT RESULTS

    Sales in the Coatings segment were $260.0 million in the first quarter, compared with first quarter 2002 sales of $232.8 million. The increase in sales is primarily due to the effect of currency exchange rates along with stronger global demand for electronics, a slightly higher automotive build rate, and improved glass container markets. This was partially offset by sluggish building and renovation activity in Europe and Latin America. Operating income was $24.2 million in the quarter, compared with $20.4 million in the prior year quarter. Improved earnings are due primarily to higher volume, the capture of cost synergies and improved manufacturing efficiencies.

    Sales in the Performance Chemicals segment were $141.8 million in the first quarter, compared with first quarter 2002 sales of $132.2 million. The largest contributors to the increase in sales were the effect of currency exchange rates, higher prices, a slightly higher automotive build rate, and higher pharmaceutical and consumer packaging demand. Operating income was $9.0 million in the quarter, compared with $9.4 million in the prior year quarter. The decline in earnings is due primarily to sharp increases in raw material costs stemming from higher prices of oil and natural gas affecting the plastics and polymer additives business units.

    GEOGRAPHIC SALES

    Sales in the United States were $197.2 million for the three months ended March 31, 2003 compared with $185.2 million for the three months ended March 31, 2002. International sales were $204.5 million for the three months ended March 31, 2003, compared with $179.9 million for the three months ended March 31, 2002. The majority of the international sales increase occurred in Europe and the Asia Pacific region.

    CASH FLOWS

    Net cash used by operating activities of continuing operations was $1.5 million for the quarter ended March 31, 2003, compared with cash provided of $28.8 million for the quarter ended March 31, 2002. The change was principally driven by increases in working capital for the first quarter of 2003 versus decreases in working capital for 2002. Cash used for investing activities of continuing operations was $16.1 million for the first quarter of 2003 compared with $9.7 million for 2002. The higher level of cash used for the first quarter of 2003 for investing activities was due primarily to the final purchase price settlement for the acquisition of certain assets of dmc(2). Net cash provided by financing activities for the quarter ended March 31, 2003 was $14.8 million compared with cash used by financing activities for the quarter ended March 31, 2002 of $30.1 million. The year-over-year change was primarily due to increases in short-term borrowing during the first quarter of 2003 compared with repayment of the remaining portion of the capital markets term facility during the first quarter of 2002.

    Net cash used for operating activities of discontinued operations was $1.9 million for the quarter ended March 31, 2003, compared with cash provided of $7.6 million for the same period of 2002. The difference is due primarily to the inclusion of the results of the Powder Coatings business, which was sold in September 2002, in the cash flow for the first quarter of 2002. Net cash used for investing activities of discontinued operations was $0.3 million in each of the quarters ended March 31, 2003 and March 31, 2002.

    OUTLOOK

    First quarter demand levels were improved when compared sequentially with the fourth quarter of 2002. Automotive production, the glass container and consumer packaging markets, pharmaceuticals and domestic construction continue at healthy demand levels. The Company is also experiencing encouraging market trends in the global electronics industry following a very soft fourth quarter 2002. The trends in the electronics industry may be impacted somewhat by the effects of Severe Acute Respiratory Syndrome
    (SARS) on consumer markets in the

    Asia-Pacific regions. While end market demand in North America and Asia Pacific is expected to remain stable to growing, a recovery in Europe appears to be lagging as the building and renovation market conditions continue to be sluggish. Overall, market conditions are expected to be affected in the near-term by the somewhat weak macroeconomic conditions and the uncertainty of global political events. The Company will continue to focus on what it can control, which includes management of working capital, discretionary spending and debt reductions until a sustainable recovery appears certain. In addition, we expect certain costs including health care, insurance and pension expenses to increase in 2003.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement benefits and dividends. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities or long-term borrowings. The Company has a $300.0 million revolving credit facility, of which $208.5 million was available as of March 31, 2003. See further information regarding the Company's credit facilities included in Note 4 to the Company's condensed consolidated financial statements.

    The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At December 31, 2002, $85.7 million had been advanced to the Company, net of repayments, under this program. In the first quarter of 2003, an additional $13.9 million, net of repayments, was advanced to the Company, resulting in total advances outstanding of $99.6 million at March 31, 2003. Under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. See further information regarding the securitization facility included in Note 4 to the Company's condensed consolidated financial statements. Additionally, the Company maintains a $25.0 million leveraged lease program, accounted for as an operating lease, pursuant to which the Company leases certain land, buildings, machinery and equipment for a five-year period through 2005.

    Obligations under the revolving credit facilities are unsecured; however, if the Company's debt ceases to be rated as investment grade by either Moody's or S&P, the Company and its material subsidiaries would be required to grant security interests in its principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures and trust notes and trust certificates issued under a leveraged lease program. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. Ferro does not believe that the termination of this facility would reasonably be expected to have a material adverse effect on the Company's liquidity or the Company's capital resource requirements.

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

    The Company's credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. See further information regarding these covenants in Note 4 to the Company's condensed consolidated financial statements. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional capital. In December 2002, the Company renegotiated these financial covenants to provide greater flexibility and strengthen the Company's liquidity profile.

    The Company enters into precious metal leases (primarily gold, silver, platinum and palladium), which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The lease terms are generally less than one year, and the Company maintains sufficient quantities of precious metals to cover the lease obligations at all times. The leases are treated as operating leases, and expenses were approximately $0.3 million for the quarter ended March 31, 2003 compared with $0.5 million for the three months ended March 31, 2002. As of March 31, 2003, the fair value of precious metals under leasing arrangements was $49.5 million. Management believes it will continue to have sufficient availability under these leasing arrangements so that it will not be required to purchase or find alternative financing or sourcing arrangements for its precious metal inventory requirements. However, factors beyond the control of the Company, or those that management currently believes are unlikely, could result in non-renewal of the leases, which could impact the liquidity of the Company to the extent of the fair value of the precious metals leased.

    Ferro's level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company's products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which approximately $208.5 million was available as of March 31, 2003. This liquidity, along with the liquidity from the Company's asset securitization program and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. The Company also has potential liquidity requirements related to payments under its leveraged lease program.

    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." Interpretation 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Management has evaluated the impact of FIN 46, and believes that the adoption of Interpretation 46 will require the Company to consolidate certain property, plant and equipment with an estimated fair value of approximately $23.7 million currently accounted for as an operating lease under that program, beginning July 1, 2003. The Company will have an independent appraisal of these assets performed during the second quarter of 2003.

    CRITICAL ACCOUNTING POLICIES

    There were no significant changes to critical accounting policies since December 31, 2002 other than the adoption of FASB No. 146 as disclosed in footnote 12 of Item 1. Please refer to the 2002 10-K filing for a detailed description of Critical Accounting Policies.

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. Ferro's exposure to interest rate risk relates primarily to its debt portfolio including off balance sheet obligations under the accounts receivable securitization program. The Company's interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at March 31, 2003 and 2002, a 1% change in interest rates would have resulted in a $0.6 million and a $1.4 million increase in expense, respectively.

    At March 31, 2003, the Company had $350.2 million of fixed rate debt outstanding with an average interest rate of 8.4%, all maturing after 2007. The fair market value of these debt securities was approximately $355.7 million at March 31, 2003.

    Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of euro-denominated earnings against a depreciation of the euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures.

    At March 31, 2003, the Company held forward contracts to manage its foreign currency transaction exposures, which had a notional amount of $40.0 million, and held other contracts of a non-transactional nature, which had a notional amount of $6.5 million. The Company also held put options to sell euros for U.S. dollars with a notional amount of $16.2 million and an average strike price of $0.9913/euro. At March 31, 2003, these forward contracts and options had an aggregate fair value of $(0.5) million.

    A 10% appreciation of the U.S. dollar would have resulted in a $2.4 million and $1.6 million increase in the fair value of these contracts in the aggregate at March 31, 2003 and December 31, 2002, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $1.9 million and $1.5 million decrease in the fair value of these contracts in the aggregate at March 31, 2003 and December 31, 2002, respectively.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Legal proceedings were reported in the Company's Form 10-K for the year ended December 31, 2002 and are also covered in Footnote 9 to the Condensed Consolidated Financial Statements contained herein.

ITEM 2. CHANGE IN SECURITIES AND OF USE OF PROCEEDS.

    No change.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits listed in the attached Exhibit Index are filed pursuant to
        Item 6(a) of the Form 10-Q.

    (b) No reports on Form 8-K have been filed during the first quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FERRO CORPORATION
                                       (Registrant)

Date: May 14, 2003

                                       /s/ Hector  R. Ortino
                                       ------------------------------------
                                       Hector R. Ortino
                                       Chairman and Chief Executive Officer




Date: May 14, 2003

                                       /s/ J. William Heitman
                                       -----------------------------------
                                       J. William Heitman
                                       Vice President, Finance and Acting Chief
                                       Financial Officer

                                 CERTIFICATIONS

     I, Hector R. Ortino, Chairman and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ferro
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003
         ---------------------------

                                           /s/ Hector R. Ortino
                                           -----------------------------------
                                           Signature
                                           Hector R. Ortino

                                           Chairman and Chief Executive Officer
                                           Title

                                 CERTIFICATIONS

     I, J. William Heitman, Acting Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ferro
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
      -----------------

                                      /s/ J. William Heitman
                                      -----------------------------------------
                                      Signature
                                      J. William Heitman

                                      Vice President, Finance and Acting Chief
                                      Financial Officer
                                      Title

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