Form 10-Q
period 2003-06-30
FERRO CORP
filed 2003-08-14
CIK 35214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003,

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

                                 YES [X] NO [ ]

     At July 31, 2003 there were 40,772,045 shares of Ferro common stock, par value $1.00, outstanding.

================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES


                                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                  2003           2002           2003            2002
                                                              (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
                                                             ------------    ------------   ------------    ------------
(dollars in thousands- except per share amounts)
Net Sales ................................................   $    416,178    $    408,416   $    817,948    $    773,439
Cost of Sales ............................................        318,114         301,666        618,783         573,379
Selling, Administrative and General Expenses .............         77,425          74,043        152,877         143,162
Other Charges:
   Interest Expense ......................................          8,915          11,596         17,699          23,611
   Foreign Currency Transactions, Net ....................          1,204             900          2,393           1,676
   Miscellaneous Expense - Net ...........................          3,067           2,245          4,591           5,695
                                                             ------------    ------------   ------------    ------------
      Income Before Taxes ................................          7,453          17,966         21,605          25,916
Income Tax Expense .......................................          1,593           6,202          6,292           9,240
                                                             ------------    ------------   ------------    ------------
Income from Continuing Operations ........................          5,860          11,764         15,313          16,676
Discontinued Operations
   Income/(Loss) from Discontinued Operations, Net of Tax            (854)          2,243           (923)          4,551
   Gain on Disposal of Discontinued Operations, Net of Tax          2,417              --          2,417              --
                                                             ------------    ------------   ------------    ------------
Net Income ...............................................          7,423          14,007         16,807          21,227

Dividend on Preferred Stock ..............................            534             611          1,081           1,281
                                                             ------------    ------------   ------------    ------------
Net Income Available to Common Shareholders ..............   $      6,889    $     13,396   $     15,726    $     19,946
                                                             ============    ============   ============    ============
Per Common Share Data:
   Basic Earnings
      From Continuing Operations .........................   $       0.13    $       0.30   $       0.35    $       0.42
      From Discontinued Operations .......................           0.04            0.06           0.04            0.13
                                                             ------------    ------------   ------------    ------------
                                                             $       0.17    $       0.36   $       0.39    $       0.55
   Diluted Earnings
      From Continuing Operations .........................   $       0.13    $       0.29   $       0.34    $       0.42
      From Discontinued Operations .......................           0.04            0.05           0.04    $       0.12
                                                             ------------    ------------   ------------    ------------
                                                             $       0.17    $       0.34   $       0.38    $       0.54
                                                             ------------    ------------   ------------    ------------

Shares Outstanding:
   Average Outstanding ...................................     40,730,581      37,662,108     40,661,723      36,151,656
   Average Diluted .......................................     40,961,716      40,687,074     40,856,950      39,160,598
   Actual End of Period ..................................     40,754,825      40,254,273     40,754,825      40,254,273

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FERRO CORPORATION AND SUBSIDIARIES

                                                       JUNE 30,   DECEMBER 31,
                                                         2003         2002
                                                     (UNAUDITED)   (AUDITED)
                                                      ----------   ----------
(dollars in thousands)
                    ASSETS
Current Assets:
   Cash and Cash Equivalents ......................   $   11,869   $   14,942
   Accounts and Trade Notes Receivable ............      168,123      154,533
   Inventories ....................................      199,016      183,055
   Assets of Businesses Held for Sale .............           --       27,046
   Other Current Assets ...........................      178,060      106,009
                                                      ----------   ----------
      Total Current Assets ........................   $  557,068   $  485,585
Net Property, Plant & Equipment ...................      605,262      577,754
Unamortized Intangible Assets .....................      420,232      421,274
Other Assets ......................................      127,669      119,860
                                                      ----------   ----------
                                                      $1,710,231   $1,604,473
                                                      ==========   ==========
       LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes and Loans Payable ........................   $   11,190   $    7,835
   Accounts Payable ...............................      232,460      207,873
   Liabilities of Businesses Held for Sale ........           --       12,518
   Other Accrued Expenses/Other Current Liabilities      176,789      175,941
                                                      ----------   ----------
      Total Current Liabilities ...................   $  420,439   $  404,167
Long-Term Debt, Less Current Portion ..............      510,075      443,552
Other Non-Current Liabilities .....................      274,517      284,258
Shareholders' Equity ..............................      505,200      472,496
                                                      ----------   ----------
                                                      $1,710,231   $1,604,473
                                                      ==========   ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     2003        2002
                                                                 (UNAUDITED)   (UNAUDITED)
                                                                  ---------    ---------
(dollars in thousands)
Cash Flow from Operating Activities
        Net Cash Provided by Continuing Operations ............   $   3,283    $  70,285
        Net Cash Provided by (Used for) Discontinued Operations        (923)      16,689
                                                                  ---------    ---------
Net Cash Provided by Operating Activities .....................       2,360       86,974
Cash Flow from Investing Activities
        Capital Expenditures for Plant and Equipment
             of Continuing Operations .........................     (16,893)     (16,096)
        Capital Expenditures for Plant and Equipment
             of Discontinued Operations .......................        (381)        (165)
        Divestitures, Net of Cash .............................      23,875           --
        Acquisition, Net of Cash ..............................      (8,478)          --
        Buy Out of Operating Lease ............................     (25,000)
        Other Investing Activities ............................        (802)      (2,428)
                                                                  ---------    ---------
Net Cash Used for Investing Activities ........................     (27,679)     (18,689)
Cash Flow from Financing Activities
        Issuance of Common Stock ..............................          --      131,571
        Net Borrowings (Payments) under Short Term Facilities .       3,355       (3,232)
        Proceeds from (Repayment of) Long Term Debt ...........      66,127     (207,434)
        Net Proceeds (Payments) from Asset Securitization .....     (36,658)      26,108
        Purchase of Treasury Stock ............................          --         (424)
        Cash Dividends Paid ...................................     (12,730)     (11,350)
        Other Financing Activities ............................       1,437        2,390
                                                                  ---------    ---------
Net Cash Provided by (Used for) Financing Activities ..........      21,531      (62,371)
          Effect of Exchange Rate Changes on Cash .............         715        3,514
                                                                  ---------    ---------
Increase/(Decrease) in Cash and Cash Equivalents ..............      (3,073)       9,428

Cash and Cash Equivalents at Beginning of Period ..............   $  14,942    $  15,317
                                                                  ---------    ---------
Cash and Cash Equivalents at End of Period ....................   $  11,869    $  24,745
                                                                  =========    =========


Cash Paid During the Period for
        Interest, Net of Amounts Capitalized ..................   $  18,173    $  12,919
        Income Taxes ..........................................   $   5,375    $   2,750


      See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim periods. Certain amounts in the 2002 financial statements and accompanying notes have been reclassified to conform to the 2003 presentation. The results for the three and six months ended June 30, 2003, are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2.   COMPREHENSIVE INCOME

Comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments and the costs associated with natural gas forward contracts. Comprehensive income was $23.5 million and $36.7 million for the three months ended June 30, 2003, and 2002, respectively. Comprehensive income was $44.3 million and $38.2 million for the six months ended June 30, 2003, and 2002, respectively. Accumulated other comprehensive loss at June 30, 2003, and December 31, 2002, was $103.4 million and $130.9 million, respectively.

3.   INVENTORIES

Inventories consisted of the following:

                          JUNE 30,          DECEMBER 31,
(dollars in thousands)      2003               2002
                         (UNAUDITED)         (AUDITED)
                         ---------           ---------
Raw Materials ....       $  46,655           $  42,177
Work in Process ..          25,681              17,755
Finished Goods ...         137,208             133,328
                         ---------           ---------
                           209,544             193,260
LIFO Reserve .....         (10,528)            (10,205)
                         ---------           ---------
Inventories ......       $ 199,016           $ 183,055
                         =========           =========

4.   FINANCING AND LONG-TERM DEBT

Long-term debt as of June 30, 2003, and December 31, 2002, was as follows:

                                         JUNE 30,       DECEMBER 31,
(dollars in thousands)                     2003             2002
                                       (UNAUDITED)       (AUDITED)
                                        --------          --------
Senior Notes, 9.125%, due 2009          $196,629          $196,324
Debentures, 7.625%, due 2013 .            24,848            24,843
Debentures, 7.375%, due 2015 .            24,956            24,954
Debentures, 8.0%, due 2025 ...            49,492            49,480
Debentures, 7.125%, due 2028 .            54,480            54,469
Revolving credit .............           158,700            91,900
agreements
Other ........................             2,276             2,464
                                        --------          --------
                                         511,381           444,434
Less current portion (A) .....             1,306               882
                                        --------          --------
Total ........................          $510,075          $443,552
                                        ========          ========

(A) Included in notes and loans payable.

At June 30, 2003, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $377.9 million.

In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included a $373.0 million five-year revolving credit facility. Using the net proceeds from the sale of the Powder Coatings business in September 2002, the Company repaid $132.0 million of the five-year facility and effectively reduced the maximum borrowings thereunder to $300.0 million. The Company had $158.7 million outstanding under the five-year revolving credit facility as of June 30, 2003.

At the Company's option, borrowings under the five-year credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted average interest rate in effect at June 30, 2003, for the revolving credit facility was 2.98%, and that in effect at December 31, 2002, was 2.54 %.

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

Obligations under the revolving credit facility are unsecured; however, if the Company's debt ceases to be rated as investment grade by either Moody's or S&P, the Company and its material subsidiaries would be required to grant, within 30 days from such a rating downgrade, security interests in their principal manufacturing facilities, pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures.

The Company's level of debt and debt service requirements could have important consequences to the Company's business operations and uses of cash flows. In addition, a reduction in overall demand for the Company's products could adversely affect the Company's cash flows from operations. However, the Company has available a $300.0 million revolving credit facility, under which approximately $141.3 million was available as of June 30, 2003. This liquidity, along with liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly-owned unconsolidated qualified special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other conduits. At December 31, 2002, $85.7 million had been advanced to the Company, net of repayments, under this program. In the second quarter of 2003, $50.6 million, net of advancements, had been repaid to the conduits, resulting in total advances outstanding of $49.0 million. During the quarter ended June 30, 2003, $312.3 million of accounts receivable were sold under this program and $362.9 million of receivables were collected and remitted to the conduits, resulting in a net reduction in borrowings of $50.6 million. In the first six months of 2003, $36.7 million, net of advancements, had been repaid to the conduits, resulting in total advances outstanding of $49.0 million. During the six months ended June 30, 2003, $632.2 million of accounts receivable were sold under this program and $668.9 million of receivables were collected and remitted to the Conduits, resulting in a net reduction in borrowings of $36.7 million. The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company's other assets for failure of debtors to pay when due. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's.

The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $113.2 million as of June 30, 2003, and $23.8 million as of December 31, 2002, and is included in other current assets in the condensed consolidated balance sheets. The Company and certain European subsidiaries, on a monthly basis, measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

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

Information concerning the calculation of basic and diluted earnings per share is shown below:

                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                             JUNE 30,                                    JUNE 30,
                                                     2003                  2002                 2003                  2002
                                                 (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                                ------------          ------------           ------------          ------------
        Net Income ........................     $      7,423          $     14,007           $     16,807          $     21,227
        Tax effect on assumed conversion of
          convertible preferred stock .....               --                  (115)                    --                  (240)
                                                ------------          ------------           ------------          ------------
        Adjusted Net Income ...............     $      7,423          $     13,892           $     16,807          $     20,987
                                                ============          ============           ============          ============

Average Basic Shares
         Outstanding ......................       40,730,581            37,662,108             40,661,723            36,151,656

Adjustments for Assumed
         Conversion of Convertible
         Preferred Stock and
         Common Stock Options .............          231,135             3,024,966                195,227             3,008,942
                                                ------------          ------------           ------------          ------------
Average Diluted Shares ....................       40,961,716            40,687,074             40,856,950            39,160,598
                                                ============          ============           ============          ============

For the three and six month periods ended June 30, 2003, there were common equivalents of 1,707,949 shares for convertible preferred stock that were excluded from the computation of diluted EPS as they had anti dilutive impact.

6.  ACQUISITIONS

On September 7, 2001, the Company acquired from OM Group, Inc. (OMG) certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (dmc2) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. The Company paid $8.5 million in cash for the settlement of certain pre acquisition contingencies with dmc2 in the first quarter of 2003 that resulted in a corresponding increase in goodwill recorded on acquisition.

7.  REALIGNMENT AND COST REDUCTION PROGRAMS

The following table summarizes the activities relating to the Company's reserves for realignment and cost reduction programs:

                                                         OTHER
(dollars in thousands)              SEVERANCE            COSTS              TOTAL
                                    ---------           -------            -------
(AUDITED)
Balance, December 31, 2002          $ 13,867           $    132           $ 13,999
(UNAUDITED)                            1,310                 28              1,338
Gross charges ............              (467)                 0               (467)
Adjustments ..............
Cash Payments ............            (3,413)              (132)            (3,545)

Balance, June 30, 2003 ...          $ 11,297           $     28           $ 11,325

Charges in the six months ended June 30, 2003, relate to the Company's ongoing cost reduction and integration programs. These programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc2. Total gross charges, for the three months ended June 30, 2003, of $0.5 million were included in selling, administrative and general expenses. Total gross charges, for the six months ended June 30, 2003, of $0.5 million and $0.8 million were included in cost of sales and selling, administrative and general expenses, respectively. No charges for discontinued operations were incurred in 2003.

Through June 30, 2003, the amount of severance costs paid under these realignment and cost reduction programs was $21.6 million and 1,012 employees had actually been terminated.

The utilization of charges associated with realignment and cost reduction programs for the remaining balance of $11.3 million is expected to be completed by the fourth quarter of 2004. The Company will continue to evaluate further steps to reduce costs and improve efficiencies. If fully implemented, these actions may result in pretax charges of $10.0 million to $12.0 million during the second half of 2003.

8.  DISCONTINUED OPERATIONS

On September 30, 2002, the Company completed the sale of its Powder Coatings business unit, previously part of its Coatings segment, in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV, for an aggregate selling price of $132.0 million.

On June 30, 2003, the Company completed the sale of its Petroleum Additives business, previously part of its Performance Chemicals segment, to Dover Chemicals for an aggregate selling price of $17.0 million of which $9.0 million is in the form of a note receivable and will be settled by December 31, 2005.

On June 30, 2003, the Company completed the sale of its Specialty Ceramics business, previously part of its Coatings segment, to CerCo LLC for an aggregate selling price of $22.0 million of which $2.0 million is in the form of a note receivable and will be settled by June 30, 2004.

Selling prices are subject to certain post-closing adjustments with respect to assets sold and liabilities assumed by the buyers. Powder Coatings, which was divested in September 2002, and the Petroleum Additives and Specialty Ceramics businesses, which were divested in June 2003, have been reported as discontinued operations since the third quarter of 2002. Previously reported results in the Condensed Income Statement for the three months and six months ended June 30, 2002, have been reclassified to conform with the presentation for the three months and six months ended June 30, 2003.

Sales from discontinued operations were $14.2 million and $67.4 million for the quarters ended June 30, 2003, and 2002, respectively, and were $30.0 million and $129.1 million for the six months ended June 30, 2003, and 2002, respectively. Earnings/(loss) net of tax from discontinued operations were $(0.9) million and $2.2 million for the quarters ended June 30, 2003, and 2002 respectively. Pretax earnings/(loss) from discontinued operations were $(1.4) million and $3.3 million for the quarters ended June 30, 2003, and 2002 respectively. Earnings/(loss) net of tax from discontinued operations were $(0.9) million and $4.6 million for the six months ended June 30, 2003, and 2002 respectively. Pretax earnings/(loss) from discontinued operations were $(1.5) million and $6.6 million for the six months ended June 30, 2003, and 2002 respectively. The results of discontinued operations include the operating earnings of the discontinued units as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company's actual weighted average interest rates for the first half of 2003 and 2002, respectively. The financial statements for all periods presented have been revised to reflect the discontinued operations. Consequently, much of the information previously filed in the prior year will not be directly comparable to the revised numbers.

9.  CONTINGENT LIABILITIES

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities (if any) and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. Subsequently, the Company received several class action lawsuits alleging civil damages and requesting injunctive relief as a result of this investigation. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws. The Company is cooperating with the Department of Justice in its investigation and is vigorously defending itself in the class action lawsuits. Management does not expect this investigation to have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

10. STOCK PLANS

The stock option plan provides for the issuance of stock options at no less than the then current market price. Stock options have a maximum term of 10 years and vest evenly over four years on the anniversary of the grant date.

The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB 25), and related interpretations as permitted under FASB statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Compensation cost for the Company's stock option plan of $0.1 million (after tax basis) in the second quarter of 2003 has been determined in accordance with APB 25 and the Company's net income and earnings per share reflect this expense. On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three months and six months ended June 30, 2003, would have been reduced to the pro forma amounts shown below:

                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
(dollars in thousands, except per share data)                                2003             2002           2003            2002
                                                                          (UNAUDITED)      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                                          -----------      -----------    -----------    -----------

Income from continuing operations less preferred dividends--as reported   $   5,326       $   11,153     $   14,232      $   15,395
Deduct:  Total stock-based employee compensation expense
       determined under fair value methods for all awards, net
       of tax .........................................................        (784)            (967)        (1,402)         (1,667)
Income from continuing operations--pro forma ..........................   $   4,542       $   10,186     $   12,830      $   13,728

Basic earnings per share from continuing operations--as reported ......   $    0.13       $     0.30     $     0.35      $     0.42
Basic earnings per share from continuing operations--pro forma ........   $    0.11       $     0.27     $     0.32      $     0.37

Diluted earnings per share from continuing operations--as reported ....   $    0.13       $     0.29     $     0.34      $     0.42
Diluted earnings per share from continuing operations--pro forma ......   $    0.11       $     0.27     $     0.31      $     0.38

There was no impact from discontinued operations on the pro forma expense for the second quarters and first six months of 2003 and 2002.

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

The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies. The Company measures segment profit for reporting purposes as net operating profit before interest and taxes. Net operating profit excludes unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below. Sales to external customers are presented in the following table. Inter-segment sales are not material.

                       FERRO CORPORATION AND SUBSIDIARIES
                                  SEGMENT DATA

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30,                         JUNE 30,
Net sales                               2003            2002             2003            2002
(dollars in thousands)               (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                     -----------     -----------      -----------     -----------
       Coatings....................     $275,039        $263,492         $535,015         $496,332
       Performance Chemicals.......      141,139         144,924          282,933          277,107
                                         -------         -------          -------          -------
Total..............................     $416,178        $408,416         $817,948         $773,439
                                        ========        ========         ========         ========

Income and reconciliation to segment income (loss) before taxes from continuing operations follows:

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                          2003             2002            2003            2002
(dollars in thousands)                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                      -----------      -----------      -----------      -----------
         Coatings .................      $22,391         $25,891          $46,592          $46,260
         Performance Chemicals             8,176          13,310           17,164           22,719
                                         -------         -------          -------          -------
Segment income ....................      $30,567         $39,201          $63,756          $68,979

Less
       Unallocated expenses .......        9,928           6,494           17,468           12,081
       Interest expense ...........        8,915          11,596           17,699           23,611
       Foreign currency loss ......        1,204             900            2,393            1,676
       Miscellaneous - net ........        3,067           2,245            4,591            5,695
                                         -------         -------          -------          -------
Income before taxes from
continuing operations .............      $ 7,453         $17,966          $21,605          $25,916
                                         =======         =======          =======          =======

Geographic information follows:

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
 Net sales                                2003            2002            2003             2002
(dollars in thousands)                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                       -----------     -----------     -----------     -----------
      United States................     $198,254        $200,612         $395,477         $385,782
      International................      217,924         207,804          422,471          387,657
                                        --------        --------         --------         --------
Total..............................     $416,178        $408,416         $817,948         $773,439
                                        ========        ========         ========         ========

Geographic revenues are based on the region in which the customer invoice originates. The United States of America is the single largest country for the origination of customer sales. No other single country originates more than 10% of consolidated sales.



12. NEW ACCOUNTING POLICIES

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. The Company adopted FASB Statement No. 146 as of January 1, 2003, and accordingly, records exit or disposal costs when they are "incurred" and can be measured at fair value. The adoption of Statement No. 146 did not have a material impact on the Company's results of operations or financial position for the three months and six months ended June 30, 2003.

In December 2002, the FASB Issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement No. 123 "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ended after December 15, 2002, with earlier application permitted in certain circumstances. The Company continues to account for stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted under Statement No. 148. The Company adopted the annual disclosure provisions of Statement No. 148 as of December 31, 2002, and accordingly, has included the required disclosure for the interim periods ended on June 30, 2003, and 2002 in note 10 to the condensed financial statements.

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities accounted for under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of Statement No. 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. The adoption of Statement No. 150 will not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." Interpretation 45 expands on the accounting guidance of Statements No. 5 "Accounting for Contingencies," No. 57, "Related Party Disclosures," and No. 107, "Disclosures about Fair Value of Financial Instruments" and incorporates without change the provisions of Interpretation No. 34, "Disclosure in Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5" which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity's year-end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation 45 for the year ended December 31, 2002, and the interpretation in its entirety as of January 1, 2003. The adoption of Interpretation 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company bought out its asset defeasance program in June of 2003 and therefore the adoption of Interpretation 46 will not have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In September 2002, the Company completed the sale of its Powder Coatings business and in June 2003, the Company completed the sales of its Petroleum Additives and Specialty Ceramics business units, and accordingly, as of June 30, 2003, and for all periods presented, these businesses have been reported as discontinued operations. The discussions presented below under "Results of Operations" focus on the Company's results from continuing operations.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003, AND 2002

Second quarter 2003 net sales from continuing operations of $416.2 million were 1.9% higher than the $408.4 million of sales for the comparable 2002 period. Sales increased 4.4% in the Coatings segment and declined by 2.6% in the Performance Chemicals segment.

The strengthening of the European currency had a favorable impact on sales of $24.3 million or 5.8 percentage points of total sales in the second quarter, 2003. Volume unfavorably impacted sales by 8.0% for the quarter as compared to the prior year period as demand softened in North America and Europe. This was partially offset by higher selling prices in the polymer additives and plastics businesses. Market conditions improved for electronics, pharmaceuticals and container glass, but there was not the typical seasonal demand for the building and renovation markets. European demand has not rebounded after several soft quarters and the North American recovery has been very inconsistent. The Asia-Pacific region has faced some challenges as well, but demand growth has been fairly resilient.

Gross margins from continuing operations were 23.6% of sales compared with 26.1% for the comparable 2002 period. The lower gross margins compared to the prior year primarily stemmed from the absorption impact of lower volumes in the tile and polymer additives businesses and raw material cost increases in the Performance Chemicals segment. The gross margins for the second quarter were unfavorably impacted by a loss of $1.4 million related to the buy out of a $25.0 million off-balance sheet operating lease for certain land, buildings and machinery.

Selling, administrative and general expenses from continuing operations were $77.4 million in the second quarter of 2003 compared with $74.0 million in the second quarter of 2002. Of the $3.4 million increase in selling, administrative and general expenses, $4.4 million was caused by the strengthening of the euro against the dollar and higher pension expense and research & development spending in our electronics and pharmaceuticals businesses increased these expenses by an additional $2.3 million. These increases were partially offset by integration savings and other expense reduction initiatives.

Interest expense from continuing operations was $8.9 million for the second quarter of 2003, compared with $11.6 million for the second quarter of 2002. The decline is the result of a debt reduction program that included the sale of five million common shares through a public offering on May 15, 2002, the divestment of the Powder Coatings business in September 2002 and lower interest rates.

Income tax as a percentage of pre tax income for the quarter ended June 30, 2003, was 21.4% compared with 34.5% in the same period of 2002. Contributing to this decline in the effective tax rate were tax benefits realized from export sales, utilization of net operating loss carry-forwards that were fully reserved and a higher proportion of earnings in jurisdictions having lower statutory tax rates and other tax benefits.

Income from continuing operations for the second quarter of 2003 was $5.9 million or 50.2% below the prior year period. Diluted earnings per share for the second quarter of 2003 from continuing operations totaled $0.13 as compared to $0.29 in 2002.

Income/(loss) from discontinued operations was ($0.9) million for the second quarter of 2003 as compared with $2.2 million in the prior year period. Prior year results included the Powder Coatings business unit, which was divested in September 2002, and the Petroleum Additives and Specialty Ceramics business units, which were divested in June, 2003. Income from the discontinued Powder Coatings operations was $1.9 million for the second quarter of 2002. The disposal of the Petroleum Additives and Specialty Ceramics business units netted a gain of $2.4 million in the second quarter of 2003. Diluted earnings per share for discontinued operations totaled $0.04 compared to $0.05 in 2002.

Net Income for the second quarter of 2003 totaled $7.4 million or a decrease of 47.0% compared with the prior year period. Earnings per diluted share were $0.17 in the second quarter of 2003 versus $0.34 in 2002.

QUARTERLY SEGMENT RESULTS

Sales in the Coatings segment were $275.0 million in the second quarter, compared with second quarter 2002 sales of $263.5 million. The increase in sales is primarily due to the effect of the strengthening European currency. There was also improved global market demand for electronics and continued strong demand in the container glass market in North America. This was offset by lower end market demand for appliances and building and renovation products in Europe and the United States. Operating income was $22.4 million in the second quarter 2003, compared with $25.9 million in the prior year quarter. The impact of lower volume was minimized by the capture of cost synergies and improved manufacturing efficiencies.

Sales in the Performance Chemicals segment were $141.1 million in the second quarter, compared with second quarter 2002 sales of $144.9 million. The decline was the result of lower demand for durable goods and the building and renovation end markets, offsetting improved conditions for pharmaceuticals and fine chemicals. The polymer additives business experienced higher raw material costs and customers in the PVC industry suffered volume declines as high as 15 percent during an industry wide inventory correction in the second quarter. Plastics also experienced higher raw material costs and the impact of soft end market conditions, especially appliances. Operating income was $8.2 million in the quarter, compared with $13.3 million in the prior year quarter. The lower operating income was due primarily to the impact of reduced sales volume and higher raw material costs in the polymer additives and plastics business units.

GEOGRAPHIC SALES

Sales in the United States were $198.3 million for the three months ended June 30, 2003, compared with $200.6 million for the three months ended June 30, 2002. The decline in the United States was primarily related to lower sales in the Performance Chemicals segment. International sales were $217.9 million for the three months ended June 30, 2003, compared with $207.8 million for the three months ended June 30, 2002. The international sales increase occurred in Europe and was primarily due to the strengthening of the euro against the dollar.

RESULTS OF OPERATIONS
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003, AND 2002

Sales from continuing operations for the first six months of 2003 of $817.9 million were 5.8% higher than the $773.4 million of sales for the comparable 2002 period. Sales increased 7.8% in the Coatings segment and 2.1% in the Performance Chemicals segment.

The strengthening of the European currency had a favorable impact on sales of $51.1 million or 6.2 percentage points of total sales for the six months ended June 30, 2003. Volume unfavorably impacted sales by 4.8% for the quarter as compared to the prior year period. Several key end markets contributed to lower volumes including durable goods, automotive and the building and renovation market. This was partially offset by an improvement in the semiconductor industry and higher selling prices in the polymer additives and plastics business units to offset raw material increases.

Gross margins from continuing operations were 24.3% of sales compared with 25.9% for the prior year period. The reduced gross margins compared to the prior year primarily stemmed from lower volumes and raw material cost increases in the Performance

Chemicals segment. The gross margins for the first half of 2003 were unfavorably impacted by a loss of $1.4 million related to the buy out of a $25.0 million off-balance sheet operating lease for certain land, buildings and machinery.

Selling, administrative and general expenses from continuing operations were $152.9 million for the first six months of 2003 compared with $143.2 million for the same period in 2002. Of the $9.7 million increase in selling, administrative and general expenses, $9.4 million was caused by the strengthening of the euro against the dollar and higher pension expense and research & development spending in our electronics and pharmaceuticals businesses increased these expenses by an additional $4.4 million. The increases were partially offset by integration savings and other expense reduction initiatives.

The first half 2003 earnings included pretax charges of $0.9 million related primarily to severance and integration costs and the first half of 2002 included approximately $3.3 million of similar charges.

Interest expense from continuing operations was $17.7 million for the first six months of 2003, compared to $23.6 for the first six months of 2002. This is the result of a debt reduction program that included sale of five million common shares through a public offering on May 15, 2002, the divestment of the Powder Coatings business in September 2002 and lower interest rates.

Income tax as a percentage of pre tax income for the six months ended June 30, 2003, was 29.1% compared with 35.7% in the same period of 2002. Contributing to this decline in the effective tax rate were tax benefits realized from export sales, utilization of net operating loss carry-forwards that were fully reserved and a higher proportion of earnings in jurisdictions having lower statutory tax rates and other tax benefits.

Income from continuing operations for the first half of 2003 was $15.3 million or 8.2% lower than the prior year period. Diluted earnings per share for continuing operations totaled $0.34 as compared to $0.42 in 2002.

Income/(loss) from discontinued operations was ($0.9) million for the first half of 2003 as compared to $4.6 million in the prior year period. Prior year results included the Company's Powder Coatings business unit, which was divested in September 2002, and the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. Income from the discontinued Powder Coatings operations was $3.5 million for the first half of 2002. The disposal of the Petroleum Additives and Specialty Ceramics business units netted a gain of $2.4 million in the second quarter of 2003. Diluted earnings per share for discontinued operations totaled $0.04 for the six months ended June 30, 2003 compared to $0.12 for the same period in 2002.

Net Income for the second quarter 2003 totaled $16.8 million or a decrease of 20.8% over the prior year period. Earnings per diluted share were $0.38 in the first half of 2003 versus $0.54 in 2002.

FIRST HALF SEGMENT RESULTS

Sales in the Coatings segment were $535.0 million in the first half of 2003, compared with first half 2002 sales of $496.3 million. The increase in sales is primarily due to the effect of currency exchange rates. Improved demand for electronics and the glass markets was partially offset by sluggish building and renovation activity. Operating income was $46.6 million in the first half, compared with $46.3 million in the first half of the prior year. Improved earnings are due primarily to the capture of cost synergies.

Sales in the Performance Chemicals segment were $282.9 million in the first half of 2003, compared with first half 2002 sales of $277.1 million. The year-over-year increase in sales was primarily due to the effect of currency exchange rates, higher prices and improved conditions for pharmaceuticals and fine chemicals which more than offset the impact on volume of lower demand for durable goods and the building and renovation end markets. Operating income was $17.2 million in first half, compared with $22.7 million in the first half of the prior year. The lower operating income was due primarily to the impact of reduced sales volume and higher raw material costs in the polymer additives and plastics business units.

GEOGRAPHIC SALES

Sales in the United States were $395.5 million for the six months ended June 30, 2003, compared with $385.8 million for the six months ended June 30, 2002. The increase was related to higher sales in the Coatings segment. International sales were $422.5 million for the six months ended June 30, 2003, compared with $387.7 million for the six months ended June 30, 2002. The majority of the international sales increase occurred in Europe was primarily due to the strengthening of the euro against the dollar.

CASH FLOWS

Net cash provided by operating activities of continuing operations was $3.3 million for the six months ended June 30, 2003, compared with cash provided of $70.3 million for six months ended June 30, 2002. The largest factors impacting the change were increased pension contributions and higher working capital reductions in the first half of 2002 than in the first half 2003. Cash used for investing activities of continuing operations was $27.3 million for the first half of 2003 versus $18.5 million for the first half of 2002. The higher cash usage from investing activities this year resulted primarily from the $25.0 million buy out of an operating lease agreement along with purchase price settlements (payments) of approximately ($8.5) million related to the dmc2 acquisition. These were partially offset by the proceeds from the sales of petroleum additives and specialty ceramics businesses less a purchase price settlement (payments) of ($3.1) million related to the divestment of the powder coatings business. Net cash provided by financing activities for the first half of 2003, was $21.5 million compared with cash used by financing activities for the first half of 2002 of $62.4 million. The year-over-year change was primarily due to increases in borrowing during the first half of 2003 as compared to the repayment of debt in the prior year period.

Net cash used for operating activities of discontinued operations was $0.9 million for the first half of 2003, compared with cash provided of $16.7 million for the same period of 2002. The difference is due primarily to the inclusion of the results of the Powder Coatings business, which was sold in September 2002, in the cash flow for the first half of 2002. Net cash used for investing activities of discontinued operations was $0.4 million for the first half of 2003, and $0.2 million for the first half of 2002.

OUTLOOK

After experiencing a rebound in demand in the first quarter 2003, the second quarter did not show sequential improvement. Lower sales volumes due to soft market conditions in Europe and North America, combined with higher raw material and energy costs, are impacting our ability to increase earnings. Despite these challenging conditions, the Company continued to make progress lowering our debt levels, helped in part by the divestiture proceeds. Until there are clear signs an economic recovery is underway, the Company will be aggressive in management of working capital, discretionary spending and debt. The Company remains convinced that the strategic and operational initiatives undertaken during the past eighteen to twenty-four months position Ferro for significant revenue and earnings growth going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement benefits and dividends. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities or long-term borrowings. The Company has a $300.0 million revolving credit facility, of which $141.3 million was available as of June 30, 2003. See further information regarding the Company's credit facilities included in Note 4 to the Company's condensed consolidated financial statements.

The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At December 31, 2002, $85.7 million had been advanced to the Company, net of repayments, under this program. As of June 30, 2003, $49.0 million had been advanced to the Company, net of repayments, under this program. Under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. See further information regarding the securitization facility included in Note 4 to the Company's condensed consolidated financial statements.

Obligations under the revolving credit facilities are unsecured; however, if the Company's debt ceases to be rated as investment grade by either Moody's or S&P, the Company and its material subsidiaries would be required to grant security interests in its principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. Ferro does not believe that the termination of this facility would reasonably be expected to have a material adverse effect on the Company's liquidity or the Company's capital resource requirements.

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

The Company enters into precious metal leases (primarily gold, silver, platinum and palladium), which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The lease terms are generally less than one year, and the Company maintains sufficient quantities of precious metals to cover the lease obligations at all times. The leases are treated as operating leases, and expenses were approximately $0.3 million for the quarter ended June 30, 2003, compared with $0.5 million for the three months ended June 30, 2002. As of June 30, 2003, the fair value of precious metals under leasing arrangements was $60.9 million. Management believes it will continue to have sufficient availability under these leasing arrangements so that it will not be required to purchase or find alternative financing or sourcing arrangements for its precious metal inventory requirements. However, factors beyond the control of the Company, or those that management currently believes are unlikely, could result in non-renewal of the leases, which could impact the liquidity of the Company to the extent of the fair value of the precious metals leased. The Company uses derivative financial instruments to manage the price risk for a portion of our annual requirements for natural gas. In compliance with FASB Statement No. 133, the Company recorded these contracts on its balance sheet at June 30, 2003. The offset was to Stockholders' Equity and there was no impact to income. These instruments, that have maturity dates that coincide with the Company's expected purchases of the natural gas, allow the Company to effectively establish its cost for gas at the time the Company enters into the instrument. To the extent the Company has not entered into derivative financial instruments, our cost of natural gas will increase or decrease as the market prices for the commodities rise and fall.

Ferro's level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company's products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which approximately $141.3 million was available as of June 30, 2003. This liquidity, along with the liquidity from the Company's asset securitization program of $101.0 million and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.


CRITICAL ACCOUNTING POLICIES

There were no significant changes to critical accounting policies since December 31, 2002. Please refer to the 2002 10-K filing for a detailed description of Critical Accounting Policies.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. Ferro's exposure to interest rate risk relates primarily to its debt portfolio including off balance sheet obligations under the accounts receivable securitization program. The Company's interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at December 31, 2002, a 1% change in interest rates would have resulted in a $2.1 million increase in expense for the year 2002. A 1% change in interest rates would have resulted in a $0.5 million in expense for the second quarter of 2003 and $1.1 million for the first half of 2003.

At June 30, 2003, the Company had $350.4 million of fixed rate debt outstanding with a weighted average interest rate of 8.4%, all maturing after 2007. The fair market value of these debt securities was approximately $377.9 million at June 30, 2003.

Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of euro-denominated earnings against a depreciation of the euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures.

At June 30, 2003, the Company held forward contracts to manage its foreign currency transaction exposures, which had a notional amount of $63.2 million, and held other contracts of a non-transactional nature, which had a notional amount of $6.5 million. The Company also held put options to sell euros for U.S. dollars with a notional amount of $7.6 million and an average strike price of $1.03/euro. At June 30, 2003, these forward contracts and options had an aggregate fair value of $(0.3) million.

A 10% appreciation of the U.S. dollar would have resulted in a $0.4 million and $1.6 million increase in the fair value of these contracts in the aggregate at June 30, 2003, and December 31, 2002, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $0.3 million and $1.5 million decrease in the fair value of these contracts in the aggregate at June 30, 2003, and December 31, 2002, respectively.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Legal proceedings were reported in the Company's Form 10-K for the year ended December 31, 2002, and are also covered in Footnote 9 to the Condensed Consolidated Financial Statements contained herein.

ITEM 2. CHANGE IN SECURITIES AND OF USE OF PROCEEDS.

    No change.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders held on April 25, 2003, there were a total of 37,336,672 shareholders voting either in person or by proxy. The shareholders:

A.  Elected three directors to the Ferro Corporation Board of Directors,
Jennie S. Hwang, Ph.D., Hector R. Ortino and Padmasree Warrior, to serve on the Board until the meeting in the year 2006.

         The results of the voting for directors were as follows:

         Number of Votes -                  For             Withheld Authority
                                            ---             ------------------
         Jennie S. Hwang, Ph.D.             36,545,200           791,471
         Hector R. Ortino                   36,163,623         1,173,048
         Padmasree Warrior                  36,532,991           803,681

         The terms of office for Michael H. Bulkin, Sandra Austin Crayton, William B. Lawrence, Michael F. Mee, William J. Sharp, Dennis W. Sullivan and Alberto Weisser continued after the meeting.

B. Approved a proposal to ratify the designation of KPMG LLP as the independent auditors of the books and accounts of the Company for the current year ended December 31, 2003. The holders of 36,059,441 shares of Ferro Common and Preferred Stock voting together as a class voted in favor of the proposal. The holders of 1,139,843 shares of Ferro Common and Preferred Stock voted against the proposal. The holders of 137,388 shares of Ferro Common and Preferred Stock abstained from voting on the issue.

C. Approved a proposal to adopt the 2003 Long-Term Incentive Compensation Plan. The holders of 29,606,557 shares of Ferro Common and Preferred Stock voting together as a class voted in favor of the proposal. The holders of 5,074,949 shares of Ferro Common and Preferred Stock voted against the proposal. The holders of 235,380 shares of Ferro Common and Preferred Stock abstained from voting on the issue.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits listed in the attached Exhibit Index are filed pursuant to
        Item 6(a) of the Form 10-Q.

    (b) The following reports on Form 8-K have been furnished to the SEC during the second quarter:
        Current Report on Form 8-K (item 12), dated April 22, 2003
        Current Report on Form 8-K (item 12), dated April 14, 2003

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FERRO CORPORATION
                               (Registrant)

Date: August 14, 2003

                               /s/ Hector R. Ortino
                               ----------------------------------------
                               Hector R. Ortino
                               Chairman and Chief Executive Officer

Date: August 14, 2003

                               /s/ Thomas M. Gannon
                               ----------------------------------------
                               Thomas M. Gannon
                               Vice President and Chief Financial Officer

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

*(11)    Computation of Earnings Per Share.
*(31.1)  Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
*(31.2)  Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
*(32.1)  Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
*(32.2)  Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
*(99.1)  Condensed Consolidated Statements of Income for Twelve Months Ended June 30, 2003.