Form 10-Q
period 2003-09-30
FERRO CORP
filed 2003-11-13
CIK 35214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003,

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

                                 YES [X] NO [ ]

    At October 31, 2003 there were 41,276,951 shares of Ferro common stock, par value $1.00, outstanding.


===============================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FERRO CORPORATION AND SUBSIDIARIES

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2003              2002              2003              2002
                                                                (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                                               ------------      ------------      ------------      ------------
(dollars in thousands- except per share amounts)

Net Sales ................................................     $    397,010      $    388,807      $  1,214,958      $  1,162,246
Cost of Sales.............................................          307,427           293,577           926,210           866,956
Selling, Administrative and General Expenses..............           78,864            69,937           231,741           213,099
Other Charges:
   Interest Expense.......................................            9,014             9,571            26,713            33,182
   Foreign Currency Transactions - Net, (Gain) Loss ......              (36)           (1,327)            2,357               349
   Miscellaneous Expense - Net ...........................            2,819             3,811             7,410             9,506
                                                               ------------      ------------      ------------      ------------
      Income (Loss) Before Taxes .........................           (1,078)           13,238            20,527            39,154
Income Tax Expense (Benefit) .............................             (321)            3,221             5,971            12,461
                                                               ------------      ------------      ------------      ------------
Income (Loss) from Continuing Operations .................             (757)           10,017            14,556            26,693
Discontinued Operations
   Income (Loss) from Discontinued Operations, Net of Tax              --               2,039              (923)            6,590
   Gain on Disposal of Discontinued Operations, Net of Tax             --              32,465             2,417            32,465
Net Income (Loss) ........................................             (757)           44,521            16,050            65,748
Dividend on Preferred Stock ..............................              517               594             1,598             1,875
Net Income (Loss) Available to Common Shareholders .......     $     (1,274)     $     43,927      $     14,452      $     63,873
                                                               ============      ============      ============      ============
Per Common Share Data:
   Basic Earnings (Loss)
      From Continuing Operations .........................     $      (0.03)     $       0.23      $       0.31      $       0.66
      From Discontinued Operations .......................             --                0.86              0.04              1.04
                                                               ------------      ------------      ------------      ------------
                                                               $      (0.03)     $       1.09      $       0.35      $       1.70
   Diluted Earnings (Loss)
      From Continuing Operations .........................     $      (0.03)     $       0.23      $       0.31      $       0.65
      From Discontinued Operations .......................             --                0.80              0.04              0.97
                                                               ------------      ------------      ------------      ------------
                                                               $      (0.03)     $       1.03      $       0.35      $       1.62
                                                               ------------      ------------      ------------      ------------
Shares Outstanding:
   Average Outstanding ...................................       40,953,873        40,347,707        40,759,106        37,550,340
   Average Diluted .......................................       40,953,873        43,010,001        40,943,904        40,443,732
   Actual End of Period ..................................       41,290,954        40,381,678        41,290,954        40,381,678




     See Accompanying Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FERRO CORPORATION AND SUBSIDIARIES

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2003            2002
                                                           (UNAUDITED)     (UNAUDITED)
                                                          -------------    ------------
(dollars in thousands)
                          ASSETS
Current Assets:
   Cash and Cash Equivalents ..........................     $   19,001     $   14,942
   Accounts and Trade Notes Receivable ................        174,021        154,533
   Notes Receivable ...................................         95,768         23,800
   Inventories ........................................        179,939        183,055
   Assets of Businesses Held for Sale .................           --           27,046
   Other Current Assets ...............................        104,188         82,209
                                                            ----------     ----------
      Total Current Assets ............................     $  572,917     $  485,585
Net Property, Plant & Equipment .......................        599,882        577,754
Unamortized Intangible Assets .........................        421,012        421,274
Other Assets ..........................................        130,769        119,860
                                                            ----------     ----------
                                                            $1,724,580     $1,604,473
                                                            ==========     ==========
          LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes and Loans Payable ............................     $    9,329     $    7,835
   Accounts Payable ...................................        212,490        207,873
   Liabilities of Businesses Held for Sale ............           --           12,518
   Other Accrued Expenses, Other Current Liabilities ..        175,113        175,941
                                                            ----------     ----------
      Total Current Liabilities .......................     $  396,932     $  404,167
Long-Term Debt, Less Current Portion ..................        540,678        443,552
Other Non-Current Liabilities .........................        271,092        284,258
Shareholders' Equity ..................................        515,878        472,496
                                                            ----------     ----------
                                                            $1,724,580     $1,604,473
                                                            ==========     ==========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FERRO CORPORATION AND SUBSIDIARIES

                                                                      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      2003             2002
                                                                   (UNAUDITED)      (UNAUDITED)
                                                                   -----------      -----------
(dollars in thousands)
Cash Flow from Operating Activities
        Net Cash Provided by Continuing Operations ............     $  43,904      $ 125,407
        Net Cash Provided by (Used for) Discontinued Operations          (923)        13,087
                                                                    ---------      ---------
Net Cash Provided by Operating Activities .....................        42,981        138,494
Cash Flow from Investing Activities
        Capital Expenditures for Plant and Equipment
             of Continuing Operations .........................       (23,524)       (25,026)
        Capital Expenditures for Plant and Equipment
             of Discontinued Operations .......................          (381)          (519)
        Divestitures, Net of Cash .............................        19,685        132,491
        Acquisition, Net of Cash ..............................        (8,478)          --
        Buy Out of Operating Lease ............................       (25,000)          --
        Other Investing Activities ............................           393         (2,404)
                                                                    ---------      ---------
Net Cash Provided by (Used for) Investing Activities ..........       (37,305)       104,542
Cash Flow from Financing Activities
        Issuance of Common Stock ..............................          --          131,540
        Net Borrowings (Payments) under Short Term Facilities .         1,495       (114,330)
        Proceeds from (Repayment of) Long Term Debt ...........        96,627       (280,752)
        Net Proceeds from (Payments to) Asset Securitization ..       (82,614)        25,434
        Sale of Treasury Stock ................................         1,977         10,324
        Cash Dividends Paid ...................................       (19,162)       (17,796)
        Other Financing Activities ............................          (515)          (478)
                                                                    ---------      ---------
Net Cash Used for Financing Activities ........................        (2,192)      (246,058)
          Effect of Exchange Rate Changes on Cash .............           575          3,583
                                                                    ---------      ---------
Increase in Cash and Cash Equivalents .........................         4,059            561
Cash and Cash Equivalents at Beginning of Period ..............     $  14,942      $  15,317
                                                                    ---------      ---------
Cash and Cash Equivalents at End of Period ....................     $  19,001      $  15,878
                                                                    =========      =========
Cash Paid During the Period for
        Interest, Net of Amounts Capitalized ..................     $  10,602      $  28,775
        Income Taxes ..........................................     $   3,968      $   9,343

      See Accompanying Notes to Condensed Consolidated Financial Statements

                       FERRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim periods. As indicated below, certain amounts in the 2002 financial statements and accompanying notes have been reclassified to conform to the 2003 presentation. The results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2. COMPREHENSIVE INCOME

Comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments and the unrealized gain (loss) adjustments associated with natural gas forward contracts. Comprehensive income was $6.3 million and $38.7 million for the three months ended September 30, 2003, and 2002, respectively. Comprehensive income was $50.6 million and $76.9 million for the nine months ended September 30, 2003, and 2002, respectively. Accumulated other comprehensive loss at September 30, 2003, and December 31, 2002, was $96.4 million and $130.9 million, respectively.

3. INVENTORIES

Inventories as of September 30, 2003, and December 31, 2002, consisted of the following:

                                                 SEPTEMBER 30,   DECEMBER 31,
               (dollars in thousands)                 2003          2002
                                                  (UNAUDITED)    (AUDITED)
                                                  ---------      ---------
               Raw Materials ................     $  42,658      $  42,177
               Work in Process ..............        24,466         17,755
               Finished Goods ...............       123,476        133,328
                                                  ---------      ---------
                                                    190,600        193,260
               LIFO Reserve .................       (10,661)       (10,205)
                                                  ---------      ---------
               Inventories ..................     $ 179,939      $ 183,055
                                                  =========      =========

4. FINANCING AND LONG-TERM DEBT

Long-term debt as of September 30, 2003, and December 31, 2002, was as follows:

                                                   SEPTEMBER 30,  DECEMBER 31,
          (dollars in thousands)                       2003         2002
                                                    (UNAUDITED)   (AUDITED)
                                                   ------------   ------------
          Senior Notes, 9.125%, due 2009.........     $196,784     $196,324
          Debentures, 7.625%, due 2013 ..........       24,850       24,843
          Debentures, 7.375%, due 2015 ..........       24,957       24,954
          Debentures, 8.000%, due 2025 ..........       49,498       49,480
          Debentures, 7.125%, due 2028 ..........       54,485       54,469
          Revolving credit agreement ............      189,200       91,900
          Other .................................        2,239        2,464
                                                      --------     --------
                                                       542,013      444,434
          Less current portion (A) ..............        1,335          882
                                                      --------     --------
          Total .................................     $540,678     $443,552
                                                      ========     ========

(A) Included in notes and loans payable.

At September 30, 2003, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $371.1 million.

In September 2001, the Company entered into new unsecured senior credit facilities. The senior credit facilities included a $373.0 million five-year revolving credit facility. Using the net proceeds from the sale of the Powder Coatings business in September 2002, the Company repaid $132.0 million of the five-year facility and effectively reduced the maximum borrowings thereunder to $300.0 million. The Company had $189.2 million of borrowings under the five-year revolving credit facility as of September 30, 2003.

At the Company's option, borrowings under the five-year credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company's index debt rating and the ratio of the Company's total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted average interest rate in effect at September 30, 2003, for the revolving credit facility was 2.80%, and that in effect at December 31, 2002, was 2.54 %.

The Company's credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. Several of the covenants contain additional restrictions based upon the ratio of total debt to EBITDA or in the event the Company's senior debt is downgraded below Ba2 by Moody's Investor Service (Moody's) or BB by Standard & Poor's Rating Group (S&P). The credit facilities also contain financial covenants relating to minimum fixed charge coverage ratios over certain periods of time. In September 2003, the Company renegotiated the fixed charge, leverage and spring lien covenants to provide greater flexibility and strengthen the Company's liquidity profile. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional share capital.

Obligations under the revolving credit facility are unsecured; however, if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's, the Company and its material subsidiaries would be required to grant, within 30 days from such a rating downgrade, security interests in their principal manufacturing facilities, pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures.

The Company's level of debt and debt service requirements could have important consequences to the Company's business operations and uses of cash flows. In addition, a reduction in overall demand for the Company's products could adversely affect the Company's cash flows from operations. However, the Company has a $300.0 million revolving credit facility, under which approximately $110.8 million was available as of September 30, 2003. This liquidity, along with liquidity from the Company's asset securitization program and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. Under this program, certain of the receivables of the Company are sold to a wholly-owned unconsolidated qualified special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other conduits. At December 31, 2002, $85.7 million had been advanced to the Company, net of repayments, under this program. During the nine months ended September 30, 2003, $842.4 million of accounts receivable were sold under this program and $925.0 million of receivables were collected and remitted to the conduits, resulting in a net reduction in borrowings of $82.6 million and total advances outstanding at September 30, 2003 of $3.1 million. During the quarter ended September 30, 2003, $210.2 million of account receivable were sold under this program and $256.2 million of receivable were collected and remitted to the conduits, resulting in a net reduction in borrowings of $46.0 million and total advances outstanding at September 30, 2003 of $3.1 million.

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

The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $95.8 million as of September 30, 2003, and $23.8 million as of December 31, 2002. The Company and certain European subsidiaries, on a monthly basis, measure the fair value of the retained interests at management's best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

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

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding. Diluted earnings per share is computed as net income adjusted for the taxes associated with assumed conversion of preferred stock to common stock and exercise of common stock options divided by average diluted shares outstanding.

Information concerning the calculation of basic and diluted earnings per share is shown below:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                         2003              2002              2003             2002
                                                      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                     ------------      ------------      ------------     ------------
             Net Income (Loss) ....................   $      (757)      $    44,521       $    16,050      $    65,748
             Tax effect on assumed conversion of
               convertible preferred stock ........          --                (111)             --               (351)
                                                      -----------       -----------       -----------      -----------
             Adjusted Net Income ..................   $      (757)      $    44,410       $    16,050      $    65,397
                                                      ===========       ===========       ===========      ===========
     Average Basic Shares
              Outstanding .........................     40,953,873        40,347,707        40,759,106       37,550,340
     Adjustments for Assumed
              Conversion of Convertible
              Preferred Stock and exercise of
              Common Stock Options ................           --           2,662,294           184,798        2,893,392
                                                       -----------       -----------       -----------      -----------
     Average Diluted Shares .......................     40,953,873        43,010,001        40,943,904       40,443,732
                                                       ===========       ===========       ===========      ===========

For the three and nine month periods ended September 30, 2003, there were common equivalents of 1,674,571 shares and 1,726,526 shares, respectively, for convertible preferred stock that were excluded from the computation of diluted EPS as they had anti-dilutive impact. For the three month period ended September 30, 2003, there were common equivalents of 163,940 shares for exercise of stock options that were excluded from the computation of diluted EPS as they had anti-dilutive impact.

6. ACQUISITIONS

On September 7, 2001, the Company acquired from OM Group, Inc. (OMG) certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (dmc2) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. The Company paid $8.5 million in cash for the settlement of certain pre-acquisition contingencies with dmc2 in the first quarter of 2003 that resulted in a corresponding increase in the goodwill recorded on acquisition.

7. REALIGNMENT AND COST REDUCTION PROGRAMS

The following table summarizes the activities relating to the Company's reserves for realignment and cost reduction programs:

                                                               OTHER
              (dollars in thousands)           SEVERANCE       COSTS        TOTAL
                                               ---------       -----        -----
               Balance, December 31, 2002      $ 13,867      $    132      $ 13,999

               (UNAUDITED)
               Gross charges -
               First Quarter, 2003 .......          781            28           809
               Second Quarter, 2003 ......          529          --             529
               Third Quarter, 2003 .......       10,873           409        11,282

               Adjustments -
               Second Quarter, 2003 ......         (467)         --            (467)
               Non Cash Items ............         --            (197)         (197)

               Cash Payments .............       (5,743)         (344)       (6,087)
                                               --------      --------      --------

               Balance, September 30, 2003     $ 19,840      $     28      $ 19,868
                                               ========      ========      ========

Charges in the nine months ended September 30, 2003, relate to the Company's ongoing cost reduction and integration programs. These programs include employment cost reductions in response to a slowdown in general economic conditions and integration synergy plans relating to the acquisition of certain businesses of dmc2. Total gross charges, for the three months ended September 30, 2003, were $11.3 million of which $2.8 million and $8.5 million were included in cost of sales and selling, administrative and general expenses, respectively. Total gross charges, for the nine months ended September 30, 2003, were $12.6 million of which $3.3 million and $9.3 million were included in cost of sales and selling, administrative and general expenses, respectively. No charges for discontinued operations were incurred in 2003.

Through September 30, 2003, the amount of severance costs paid under these realignment and cost reduction programs was $23.9 million and 1,140 employees had actually been terminated.

The utilization of reserves associated with realignment and cost reduction programs for the remaining balance of $19.9 million is expected to be completed by the fourth quarter of 2004. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.

8. DISCONTINUED OPERATIONS

On September 30, 2002, the Company completed the sale of its Powder Coatings business unit, previously part of its Coatings segment, in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV.

On June 30, 2003, the Company completed the sale of its Petroleum Additives business, previously part of its Performance Chemicals segment, to Dover Chemicals.

On June 30, 2003, the Company completed the sale of its Specialty Ceramics business, previously part of its Coatings segment, to CerCo LLC.

Selling prices are subject to certain post-closing adjustments with respect to assets sold and liabilities assumed by the buyers. Powder Coatings, which was divested in September 2002, and the Petroleum Additives and Specialty Ceramics businesses, which were divested in June 2003, have been reported as discontinued operations since the third quarter of 2002.

Sales from discontinued operations were $0.0 million and $60.6 million for the quarters ended September 30, 2003, and 2002, respectively, and were $30.0 million and $189.7 million for the nine months ended September 30, 2003, and 2002, respectively. Earnings (Loss), net of tax, from discontinued operations were $0.0 million and 2.0 million for the quarters ended September 30,

2003, and 2002, respectively. Pretax earnings (loss) from discontinued operations were $0.0 million and $3.1 million for the quarters ended September 30, 2003, and 2002 respectively. Earnings (loss), net of tax, from discontinued operations were $(0.9) million and $6.6 million for the nine months ended September 30, 2003, and 2002 respectively. Pretax earnings (loss) from discontinued operations were ($1.5) million and $9.7 million for the nine months ended September 30, 2003, and 2002, respectively. The results of discontinued operations include the operating earnings of the discontinued units as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company's actual weighted average interest rates for respective periods.

9. CONTINGENT LIABILITIES

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities (if any) and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. Subsequently, the Company received several class action lawsuits alleging civil damages and requesting injunctive relief as a result of this investigation. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws. The Company is cooperating with the Department of Justice in its investigation and is vigorously defending itself in the class action lawsuits. Management does not expect this matter to have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

10.  STOCK PLANS

The Company's stock option plan provides for the issuance of stock options at no less than the then current market price. Stock options have a maximum life of 10 years and vest evenly over four years on the anniversary of the grant date.

The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB 25), and related interpretations as permitted under Financial Accounting Standards Board (FASB) Statement No. 148," Accounting for Stock-Based Compensation-Transition and Disclosure." Compensation cost for the Company's stock option plan of $0.1 million (net of tax) for the nine months ended September 30, 2003, has been determined in accordance with APB 25 and the Company's net income and earnings per share reflect this expense. On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three months and nine months ended September 30, 2003 and September 30, 2002, would have been reduced to the pro forma amounts shown below:

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                                  2003          2002         2003         2002
(dollars in thousands, except per share data)                                  (UNAUDITED)  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                               ----------    ----------   ----------     ----------
Income (Loss) from continuing operations less preferred dividends--
  as reported                                                                  $ (1,274)     $  9,423      $  12,958      $ 24,818
Less:  Total stock-based employee compensation expense .....................   $ (1,152)     $   (948)     $  (2,555)     $ (2,615)
       determined under fair value methods for all awards, net
       of tax
Income  (Loss) from continuing operations--pro forma .......................   $ (2,426)     $  8,475      $  10,403      $ 22,203
Basic earnings (loss) per share from continuing operations--as reported ....   $  (0.03)     $   0.23      $    0.31      $   0.66
Basic earnings (loss) per share from continuing operations--pro forma ......   $  (0.06)     $   0.21      $    0.26      $   0.59
Diluted earnings (loss) per share from continuing operations--as reported..    $  (0.03)     $   0.23      $    0.31      $   0.65
Diluted earnings (loss) per share from continuing operations--pro forma ....   $  (0.06)     $   0.21      $    0.25      $   0.59

There was no impact from discontinued operations on the pro forma expense for all periods presented.

11.  REPORTING FOR SEGMENTS

In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its chief operating decision-maker. The Company has two reportable segments consisting of coatings and performance chemicals. Coatings' products include tile coating systems, porcelain enamel, color and glass performance materials and electronic materials systems. Performance chemicals consist of polymer additives, pharmaceuticals, fine chemicals and plastics.

The accounting policies of the segments are consistent with those described in the 2002 10-K filing under the Summary of Significant Accounting Policies. The Company measures segment profit for reporting purposes as net operating profit before interest and taxes. Net operating profit excludes charges for cost reduction and integration programs and unallocated corporate expenses. A complete reconciliation of segment income to consolidated income before tax is presented below.

Sales from continuing operations to external customers are presented in the following table. Inter-segment sales are not material.

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
        Net sales                                2003          2002            2003           2002
        (dollars in thousands)                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                              -----------    -----------    -----------   ------------
               Coatings .................     $  262,587     $  249,975     $  797,602     $  746,307
               Performance Chemicals.....        134,423        138,832        417,356        415,939
                                              ----------     ----------     ----------     ----------
         Total ..........................     $  397,010     $  388,807     $1,214,958     $1,162,246
                                              ----------     ----------     ----------     ----------

Income and reconciliation to segment income (loss) before taxes from continuing operations follows:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                               2003          2002           2003         2002
      (dollars in thousands)                (UNAUDITED)   (UNAUDITED)    (UNAUDITED)  (UNAUDITED)
                                            -----------   -----------    -----------  -----------
              Coatings ..................     $ 22,575      $ 26,315      $ 69,167     $ 72,568
              Performance Chemicals .....        5,341         9,410        22,505       32,130
                                              --------      -------       --------     ---------
     Segment income .....................     $ 27,916      $ 35,725      $ 91,672     $104,698
                                              --------      --------      --------     --------
     Less:
            Unallocated expenses ........       17,197        10,432        34,665       22,507
            Interest expense ............        9,014         9,571        26,713       33,182
            Foreign Currency -
            (Gain) Loss .................          (36)       (1,327)        2,357          349
            Miscellaneous - net .........        2,819         3,811         7,410        9,506
                                              --------      --------      --------     --------
     Income (Loss) before taxes from
     continuing operations ..............     $ (1,078)     $ 13,238      $ 20,527     $ 39,154
                                              ========      ========      ========     ========

Geographic information follows:

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
     Net sales .                        2003         2002           2003           2002
     (dollars in thousands)         (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                    -----------    ----------    -----------     ----------
           United States ........   $  192,325     $  196,240     $  587,802     $  582,022
           International ........      204,685        192,567        627,156        580,224
                                    ----------     ----------     ----------     ----------
     Total .....................    $  397,010     $  388,807     $1,214,958     $1,162,246
                                    ==========     ==========     ==========     ==========

Geographic revenues are based on the region in which the customer invoice originates. The United States of America is the single largest country for the origination of customer sales. No other single country originates more than 10% of consolidated sales.

12.  NEW ACCOUNTING POLICIES

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. The Company adopted FASB Statement No. 146 as of January 1, 2003, and accordingly, records exit or disposal costs when they are "incurred" and can be measured at fair value. The adoption of FASB Statement No. 146 did not have an impact on the financial statements because the Company did not have any termination benefits as defined by the Statement. During the third quarter of 2003, the Company recorded restructuring and integration charges as summarized in Footnote 7 of the consolidated financial statements using the guidance under FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and FASB Settlement No. 112, "Employers' Accounting for Postemployment Benefits."

In December 2002, the FASB Issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement No. 123 "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ended after December 15, 2002, with earlier application permitted in certain circumstances. The Company continues to account for stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted under Statement No. 148. The Company adopted the annual disclosure provisions of Statement No. 148 as of December 31, 2002, and accordingly, has included the required disclosure for the interim periods ended on September 30, 2003, and 2002 in note 10 to the condensed financial statements.

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities accounted for under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of Statement No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. The adoption of Statement No. 150 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." Interpretation 45 expands on the accounting guidance of Statements No. 5, "Accounting for Contingencies" No. 57, "Related Party Disclosures" and No. 107, "Disclosures about Fair Value of Financial Instruments" and incorporates without change the provisions of Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5" which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity's year-end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation 45 for the year ended December 31, 2002, and the Interpretation in its entirety as of January 1, 2003.

The adoption of Interpretation 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" and in October 2003 published a proposed Interpretation for public comment by December 1, 2003. The proposed clarifications and modifications would apply in financial statements for the period ending after December 15, 2003. Interpretation 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The adoption of FASB Interpretation No. 46 should not have a material impact on the Company's results of operations or financial position. In June of 2003, the company bought out its asset defeasance program that would have required consolidation on adoption of FASB Interpretation No. 46.

The Company uses derivative financial instruments to manage the price risk for a portion of its forecasted requirements for natural gas. These are termed as cash flow hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company records these contracts on its balance sheet at fair market value. Unrealized gains or losses on the effective portion of such hedges are accounted for as a component of other comprehensive income in accordance with FASB 133. As of September 30, 2003, no portion of such contracts was considered ineffective.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2002, the Company completed the sale of its Powder Coatings business and in June 2003, the Company completed the sales of its Petroleum Additives and Specialty Ceramics business units, and accordingly, as of September 30, 2003, and for all periods presented, these businesses have been reported as discontinued operations. The discussions presented below under "Results of Operations" focus on the Company's results from continuing operations.

RESULTS OF OPERATIONS COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003, AND 2002

Third quarter 2003 net sales from continuing operations of $397.0 million were 2.1% higher than the $388.8 million of sales for the comparable 2002 period. Sales increased 5.0% in the Coatings segment and declined by 3.2% in the Performance Chemicals segment. The strengthening of the European currency had a favorable impact on sales of $17.4 million or 4.5 percentage points of total sales in the third quarter, 2003. Volume, price, product mix and other currency movements negatively impacted sales by $9.2 million or 2.4 percentage points.

Gross margins from continuing operations were 22.6% of sales compared with 24.5% for the comparable 2002 period. The lower gross margins compared to the prior year primarily stemmed from lower operating rates, lower average product pricing and higher raw material costs.

Selling, administrative and general expenses from continuing operations were $78.9 million or 19.9% of sales in the third quarter of 2003 compared with $69.9 million or 18.0% of sales in the third quarter of 2002. The increase in selling, administrative and general expenses was primarily due to a $3.3 million impact from a stronger euro, increased restructuring charges of $6.6 million compared to the year ago period and higher pension and insurance expenses.

Interest expense from continuing operations was $9.0 million for the third quarter of 2003, compared with $9.6 million for the third quarter of 2002. The decline is the result of a debt reduction program and lower interest rates.

Income tax as a percentage of pre tax income for the quarter ended September 30, 2003, was 29.8% compared with 24.3% in the same period of 2002. The third quarter of 2002 tax rate was favorably impacted by tax benefits realized from export sales, utilization of net operating loss carry-forwards that were fully reserved, the impact of equity in earnings of non-consolidated entities reported net of tax, and increased earnings in lower tax rate jurisdictions.

The loss from continuing operations was $(0.8) million for the third quarter of 2003, compared with income of $10.0 million in the corresponding period of 2002. Diluted earnings (loss) per share from continuing operations for the third quarter of 2003 totaled $(0.03) as compared to $0.23 in 2002.

Income from discontinued operations was $0.0 million for the third quarter of 2003, compared with $2.0 million in the prior year period. Prior year results included the Powder Coatings business unit, which was divested in September 2002, and the Petroleum Additives and Specialty Ceramics business units, which were divested in June, 2003. A gain on the disposal of the Company's Powder Coatings business of $32.5 million, net of income taxes of $22.7 million, was recorded in the quarter ended September 30, 2002. Diluted earnings per share from discontinued operations totaled $0.00 for the third quarter 2003, compared with $0.80 in 2002.

Net (loss) totaled $(0.8) million for the third quarter of 2003 compared with net income of $44.5 million in the prior year period. Diluted earnings (loss) per share were $(0.03) in the third quarter of 2003 versus $1.03 in 2002.

QUARTERLY SEGMENT RESULTS

Sales in the Coatings segment were $262.6 million in the third quarter, 2003 compared with third quarter, 2002 sales of $250.0 million. The increase in sales was driven primarily by favorable foreign currency exchange rates and increased global end market demand for electronics. Segment income was $22.6 million in the third quarter 2003, compared with $26.3 million in the prior year quarter. Segment income in the quarter reflects an unfavorable mix and lower volumes related to key European end markets for color and glass, tile coatings and porcelain enamel. This was partially offset by cost reduction actions taken throughout the year.

Sales in the Performance Chemicals segment were $134.4 million in the third quarter, compared with third quarter 2002 sales of $138.8 million. Lower sales reflect soft end market conditions that developed in the second quarter 2003 and persisted into July and August before showing some improvement in September. The primary drivers were appliances, packaging and the non-residential construction markets for specialty plastics and polymer additives. Polymer additives was negatively affected by very weak demand in the PVC market. The pharmaceutical and fine chemicals business continued to deliver strong revenue growth. Segment income was $5.3 million in the quarter, compared with $9.4 million in the prior year quarter. The lower operating income for the segment was due primarily to the impact of reduced sales volume and further raw material cost increases in the polymer additives and plastics business units.

GEOGRAPHIC SALES

Sales in the United States were $192.3 million for the third quarter ended September 30, 2003, compared with $196.2 million for the third quarter ended September 30, 2002. The decline in the United States was primarily related to lower sales in the Performance Chemicals segment. International sales were $204.7 million for the third quarter ended September 30, 2003, compared with $192.6 million for the third quarter ended September 30, 2002. The international sales increase occurred in Europe and was primarily due to the strengthening of the euro against the dollar.

RESULTS OF OPERATIONS COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003, AND 2002

Sales from continuing operations for the nine months ended September 30, 2003 of $1,215.0 million were 4.5% higher than the $1,162.2 million of sales for the comparable 2002 period. Sales increased 6.9% in the Coatings segment and 0.3% in the Performance Chemicals segment.

The strengthening of the European currency had a favorable impact on sales of $70.5 million or 6.1 percentage points of total sales for the nine months ended September 30, 2003. Volume unfavorably impacted sales for the nine months ended September 30, 2003 compared with the prior year period. Several key end markets contributed to lower volumes including durable goods, automotive and the building and renovation market. This was partially offset by an improvement in the semiconductor industry and higher selling prices in the polymer additives and plastics business units to offset raw material increases.

Gross margins from continuing operations were 23.8% of sales compared with 25.4% for the prior year period. The reduced gross margins compared with the prior year primarily stemmed from lower volumes and raw material cost increases in the Performance Chemicals segment. The gross margins for the nine months ended September 30, 2003 were also unfavorably impacted by a pre tax loss of $1.4 million related to the second quarter, 2003, buy out of a $25.0 million off-balance sheet operating lease for certain land, buildings and machinery.

Selling, administrative and general expenses from continuing operations were $231.7 million for the nine months ended September 30, 2003 compared with $213.1 million for the same period in 2002. Of the $18.6 million increase in selling, administrative and general expenses, $13.7 million was caused by the strengthening of the euro against the dollar, increased restructuring charges of $4.4 million, and higher pension expense of $4.5 million. In addition, research & development spending in our electronics and pharmaceuticals businesses increased these expenses by another $2.1 million. The increases were partially offset by integration savings and other expense reduction initiatives.

Earnings for the nine months ended September 30, 2003 included pre-tax charges of $12.6 million related primarily to severance and integration costs and for the nine months ended September 30, 2002 included $8.8 million of similar charges.

Interest expense from continuing operations was $26.7 million for the nine months ended September 30, 2003, compared to $33.2 for the nine months ended September 30, 2002. This is the result of a debt reduction program that included sale of five million common shares through a public offering on May 15, 2002, other debt reduction initiatives and lower interest rates.

Income tax as a percentage of pre-tax income for the nine months ended September 30, 2003, was 29.1% compared with 31.8% in the same period of 2002. Contributing to this decline in the effective tax rate were tax benefits realized due to a higher proportion of earnings in jurisdictions having lower statutory tax rates.

Income from continuing operations for the nine months ended September 30, 2003 was $14.6 million or 45.5% lower than the prior year period. Diluted earnings per share from continuing operations totaled $0.31 compared with $0.65 in 2002.

The loss from discontinued operations was $(0.9) million for the first nine months of 2003 compared with income of $6.6 million in the prior year period. Prior year results included the Company's Powder Coatings business unit, which was divested in September 2002, and the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. A gain on the disposal of the Company's Powder Coatings business of $32.5 million, net of income taxes of $22.7 million, was recorded in the quarter ended September 30, 2002. The disposal of the Petroleum Additives and Specialty Ceramics business units netted a gain of $2.4 million in the quarter ended June 30, 2003. Diluted earnings per share for discontinued operations totaled $0.04 for the nine months ended September 30, 2003 compared to $0.97 for the same period in 2002.

Net Income for the nine months ended September 30, 2003 totaled $16.1 million compared with $65.7 million in the prior year period. Diluted earnings per share were $0.35 in the nine months ended September 30, 2003 versus $1.62 in 2002.

SEGMENT RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2003

Sales in the Coatings segment were $797.6 million in the nine months ended September 30, 2003, compared with nine months ended September 30, 2002 sales of $746.3 million. The increase in sales is primarily due to the effect of currency exchange rates. Improved demand for electronics and glass products was partially offset by sluggish building and renovation activity. Operating income for the segment was $69.2 million in the nine months ended September 30, 2003, compared with $72.6 million in the nine months ended September 30, 2002. The capture of cost synergies was offset by reduced operating rates in the tile coatings and color and glass businesses.

Sales in the Performance Chemicals segment were $417.4 million in the nine months ended September 30, 2003, compared with nine months ended September 30, 2002 sales of $415.9 million. The year-over-year increase in sales was primarily due to the effect of currency exchange rates, higher prices and improved conditions for pharmaceuticals and fine chemicals which more than offset the impact on volume of lower demand for durable goods and the building and renovation end markets. Operating income for the segment was $22.5 million in the nine months ended September 30, 2003, compared with $32.1 million in the nine months ended September 30, 2003 of the prior year. The lower segment income was due primarily to the impact of reduced sales volume and higher raw material costs in the polymer additives and plastics business units.

GEOGRAPHIC SALES

Sales in the United States were $587.8 million for the nine months ended September 30, 2003, compared with $582.0 million for the nine months ended September 30, 2002. The increase was primarily due to higher sales in the Coatings segment. International sales were $627.2 million for the nine months ended September 30, 2003, compared with $580.2 million for the nine months ended September 30, 2002. The majority of the international sales increase occurred in Europe due to the strengthening of the euro against the dollar.

CASH FLOWS

Net cash provided by operating activities of continuing operations was $43.9 million for the nine months ended September 30, 2003, compared with cash provided of $125.4 million for nine months ended September 30, 2002. The largest factors impacting the change were lower income and increased pension contributions for the nine months ended September 30, 2003 and higher working capital reductions in the nine months ended September 30, 2002 as compared to the same period in 2003.

Cash provided by (used for) investing activities of continuing operations was ($56.6) million for the nine months ended September 30, 2003 versus $(27.5) million the nine months ended September 30, 2002. The cash usage from investing activities this year resulted primarily from the $25.0 million buy out of an operating lease agreement, capital expenditures of $23.5 million and purchase price settlements (payments) of approximately ($8.5) million related to the dmc2 acquisition.

Net cash provided by (used for) financing activities for the nine months ended September 30, 2003 was ($2.2) million compared with cash used by financing activities for the nine months ended September 30, 2002 of ($246.1) million. The year-over-year change was primarily due to increases in borrowing for the nine months ended September 30, 2003 as compared to the repayment of debt in the prior year period.

Net cash provided by (used for) operating activities of discontinued operations was ($0.9) million for the nine months ended September 30, 2003, compared with cash provided of $13.1 million for the same period of 2002. The difference is due primarily to the inclusion of the results of the Powder Coatings business, which was sold in September 2002.

Net cash provided by (used for) investing activities of discontinued operations was $19.3 million for the nine months ended September 30, 2003 and $132.0 million for the nine months ended September 30, 2002. Cash provided from investing activities for the nine months ended September 30, 2003 includes proceeds of $19.7 million from the sales of the petroleum additives and specialty ceramics businesses less purchase price settlements (payments) related to the divestment of the powder coatings business. Cash provided from investing activities for the nine months ended September 30, 2002 includes the proceeds from the sale of the Powder Coatings business of $132.5 million.


OUTLOOK

Economic conditions are gradually improving but will likely remain difficult at least through the rest of 2003. There are some encouraging signs, particularly within the electronic materials business, where increased volumes and stronger orders compared with the year ago period are being experienced. Going forward, Ferro will continue to evaluate options to reduce costs, including the potential for further facility rationalization. Ferro management will also continue to place emphasis on strengthening the balance sheet and further positioning the Company for long-term growth.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement benefits and dividends. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities or long-term borrowings. The Company has a $300.0 million revolving credit facility, under which $110.8 million was available as of September 30, 2003. See further information regarding the Company's credit facilities included in Note 4 to the Company's condensed consolidated financial statements.

The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable. At December 31, 2002, $85.7 million had been advanced to the Company, net of repayments, under this program. As of September 30, 2003, $3.1 million had been advanced to the Company, net of repayments, under this program. Under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," neither the amounts advanced nor the corresponding receivables sold are reflected in the Company's consolidated balance sheet. See further information regarding the securitization facility included in Note 4 to the Company's condensed consolidated financial statements.

Obligations under the revolving credit facilities are unsecured; however, if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's, the Company and its material subsidiaries would be required to grant security interests in its principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company's lenders under such facilities. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company's senior notes and debentures. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company's senior credit rating is downgraded below BB by S&P or Ba2 by Moody's. Ferro does not believe that the termination of this facility would reasonably be expected to have a material adverse effect on the Company's liquidity or the Company's capital resource requirements.

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

The Company's credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. See further information regarding these covenants in Note 4 to the Company's condensed consolidated financial statements. The Company's ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company's financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional share capital. In September 2003, the Company renegotiated the fixed charge, leverage and spring lien covenants to provide greater flexibility and strengthen the Company's liquidity profile.

The Company enters into precious metal leases (primarily gold, silver, platinum and palladium), which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The lease terms are generally less than one year, and the Company maintains sufficient quantities of precious metals to cover the lease obligations at all times. The leases are treated as operating leases, and lease expenses were approximately $0.5 million for the quarters ended September 30, 2003 and 2002. For the nine months ended September 30, 2003, lease expenses were approximately $1.1 million and for the nine months ended September 30, 2002 lease expenses were approximately $1.5 million. As of September 30, 2003, the fair value of precious metals under leasing arrangements was $69.3 million. Management believes it will continue to have sufficient availability under these leasing arrangements so that it will not be required to purchase or find alternative financing or sourcing arrangements for its precious metal inventory requirements. However, factors beyond the control of the Company, or those that management currently believes are unlikely, could result in non-renewal of the leases, which could impact the liquidity of the Company to the extent of the fair value of the precious metals leased.

Ferro's level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company's products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which approximately $110.8 million was available as of September 30, 2003. This liquidity, along with the liquidity from the Company's asset securitization program of $146.9 million and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to critical accounting policies since December 31, 2002. Please refer to the 2002 10-K filing for a detailed description of Critical Accounting Policies.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. Ferro's exposure to interest rate risk relates primarily to its debt portfolio including off balance sheet obligations under the accounts receivable securitization program. The Company's interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company's interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at December 31, 2002, a 1% change in interest rates would have resulted in a $2.1 million corresponding change in expense for the year 2002. A 1% change in interest rates would have resulted in a $0.5 million corresponding change in expense for the third quarter of 2003 and $1.6 million for nine months ended September 30, 2003.

At September 30, 2003, the Company had $350.6 million of fixed rate debt outstanding with a weighted average interest rate of 8.5%, all maturing after 2008. The fair market value of these debt securities was approximately $371.1 million at September 30, 2003.

Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of euro-denominated earnings against a depreciation of the euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures.

At September 30, 2003, the Company held forward contracts to manage its foreign currency transaction exposures, which had a notional amount of $67.2 million, and held other contracts of a non-transactional nature, which had a notional amount of $6.5 million. The Company also held put options to sell euros for U.S. dollars with a notional amount of $3.7 million and an average strike price of $1.03/euro. At September 30, 2003, these forward contracts and options had an aggregate fair value of $(1.0) million.

A 10% appreciation of the U.S. dollar would have resulted in a $1.6 million increase in the fair value of these contracts in the aggregate at September 30, 2003, and December 31, 2002. A 10% depreciation of the U.S. dollar would have resulted in a $1.9 million and $1.5 million decrease in the fair value of these contracts in the aggregate at September 30, 2003, and December 31, 2002, respectively.

The Company uses derivative financial instruments to manage the price risk for a portion of its forecasted requirements for natural gas. In compliance with FASB Statement No. 133, the Company records these contracts on its balance sheet at fair market value. The offset was to Stockholders' Equity and there was no impact to income. These instruments, that have maturity dates that coincide with the Company's expected purchases of the natural gas, allow the Company to effectively establish its cost for gas at the time the Company enters into the instrument. To the extent the Company has not entered into derivative financial instruments, our cost of natural gas will increase or decrease as the market prices for the commodity rises and falls. The fair value of the contracts for natural gas was a loss of approximately $0.5 million (pre tax ) at September 30, 2003. A 10% change in the forward prices of natural gas from the September 30, 2003 level would have resulted in a $0.6 million corresponding change in the fair market value of the contracts as of September 30, 2003.

The Company enters into precious metal leases (primarily gold, silver, platinum and palladium), which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. As of September 30, 2003, the fair value of precious metals under leasing arrangements was $69.3 million. A 10% change in the lease rate of precious metals from the September 30, 2003 level would have resulted in a $0.1 million corresponding change in lease expense in the third quarter of 2003.


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

      Not applicable

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits listed in the attached Exhibit Index are filed pursuant to
Item 6(a) of the Form 10-Q.

    (b) The following reports on Form 8-K have been furnished to the SEC during the third quarter:
    Current Report on Form 8-K (item 12), dated July 11, 2003
    Current Report on Form 8-K (item 12), dated July 29, 2003

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FERRO CORPORATION
                                     (Registrant)

Date: November 13, 2003

                                     /s/ Hector R. Ortino
                                     ------------------------------------
                                     Hector R. Ortino
                                     Chairman and Chief Executive Officer

Date: November 13, 2003

                                     /s/ Thomas M. Gannon
                                     ------------------------------------------
                                     Thomas M. Gannon
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit:

(3)  Articles of Incorporation and by-laws

     (a) Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit (3)(a) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, which Exhibit is incorporated here by reference.)

     (b) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit (3)(b) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, which Exhibit is incorporated here by reference.)

     (c) Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed January 19, 1998. (Reference is made to Exhibit (3)(c) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, which Exhibit is incorporated here by reference.)

     (d) Amended Code of Regulations. (Reference is made to Exhibit (3)(d) to Ferro Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, which Exhibit is incorporated here by reference.)

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

(10) Material Contracts

    *(a)Second Amendment to Credit Agreement dated as of September 30, 2003, between Ferro Corporation and the Lenders, National City Bank as administrative agent and Credit Suisse First Boston as syndicate first agent.

*(10)   Second Amendment to Credit Agreement

*(11)   Computation of Earnings Per Share.

*(31.1) Certification of Principal Executive Officer Pursuant to Rule
        13a-14(a)/15d-14(a)

*(31.2) Certification of Principal Financial Officer Pursuant to Rule
        13a-14(a)/15d-14(a)

*(32.1) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

*(32.2) Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350.