Form 10-K/A
period 2003-12-31
FERRO CORP
filed 2004-03-19
CIK 35214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Form 10-K/A for the fiscal year ended December 31, 2003 is being filed solely for the purpose of correcting certain typographical errors in Item 8 to the Form 10-K filed electronically with the U.S. Securities and Exchange Commission on March 12, 2004.

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

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
 Ferro Corporation and subsidiaries

	(dollars in thousands)
Years ended December 31,	2003	2002	2001
Cash flows from operating activities
Net income	$19,551	73,723	39,197
Adjustments to reconcile net income to net cash provided by operating activities
(Income)Loss from discontinued operations	923	(6,172)	(9,185)
Gain on sale of discontinued operations	(3,094)	(33,804)	—
Depreciation and amortization	70,385	64,252	60,474
Deferred income taxes	(4,449)	5,470	(959)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts and trade notes receivable	(38,234)	(1,806)	53,332
Inventories	1,455	23,797	73,148
Other current assets	2,605	14,600	(2,634)
Accounts payable	23,827	24,895	(7,169)
Accrued expenses and other current liabilities	(5,087)	(17,914)	(15,074)
Other operating activities	18,891	4,201	(4,621)

Net cash provided by continuing operations	86,773	151,242	186,509
Net cash provided by (used for) discontinued operations	(1,068)	17,389	32,927

Net cash provided by operating activities	85,705	168,631	219,436
Cash flow from investing activities
Capital expenditures for plant and equipment of continuing operations	(35,702)	(38,465)	(44,073)
Capital expenditures for plant and equipment of discontinued operations	(381)	(2,147)	(9,735)
(Acquisition)divestitures, net of cash	12,307	131,500	(513,069)
Buy-out of operating lease	(25,000)	—	—
Other investing activities	513	(389)	6,456

Net cash provided by (used for) investing activities	(48,263)	90,499	(560,421)
Cash flow from financing activities
Proceeds from issuance of common stock	—	131,540	—
Net borrowings (payments) under short-term facilities	4,569	(11,671)	(60,772)
Borrowings under capital markets facility	—	—	300,000
Repayment of capital markets facility	—	(103,555)	(196,445)
Proceeds from long-term debt	670,092	747,691	651,445
Principal payments on long-term debt	(598,514)	(1,034,356)	(277,670)
Net proceeds (payments) from asset securitization	(84,238)	20,388	(23,590)
Purchase of treasury stock	—	(424)	(7,910)
Cash dividends paid	(25,640)	(24,098)	(22,933)
Other financing activities	3,813	11,580	(4,790)

Net cash provided by (used for) financing activities	(29,918)	(262,905)	357,335
Effect of exchange rate changes on cash	953	3,400	(1,810)

Increase (Decrease) in cash and cash equivalents	8,477	(375)	14,540
Cash and cash equivalents at beginning of period	14,942	15,317	777

Cash and cash equivalents at end of period	$23,419	14,942	15,317
Cash paid during the period for
Interest	$33,228	31,078	28,482
Income taxes	$11,871	18,007	15,834

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

     The above taxes are based on earnings from continuing operations before income taxes. These earnings aggregated $(0.1) million, $3.9 million and $20.2 million for domestic operations, and $24.3 million, $44.7 million and $27.3 million for foreign operations in 2003, 2002 and 2001, respectively.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March, 2004.

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

Exhibit:

(3)		Articles of Incorporation and by-laws

	(a)	Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(b)	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(c)	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(d)	Amended Code of Regulations. (Reference is made to Exhibit 3(d) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(4)		Instruments defining rights of security holders, including indentures

	(a)	Amended and Restated Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999. (Reference is made to Exhibit 4(k) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated here by reference.)

	(b)	The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(c)	Form of Security (7-1/8% Debentures due 2028). (Reference is made to Exhibit 4(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(d)	Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated herein by reference.)

	(e)	Form of Global Note (9-1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.) The Company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

(10)		Material Contracts

	(a)	Ferro Corporation Performance Share Plan. (Reference is made to Exhibit B of Ferro Corporation’s Proxy Statement dated March 20, 2000, which Exhibit is incorporated herein by reference.)

	(b)	Ferro Corporation Acquisition Performance Reward Plan. (Reference is made to Exhibit 10(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

	(c)	Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 10(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

	(d)	Ferro Corporation Employee Stock Option Plan. (Reference is made to Exhibit 10(d) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

	(e)	Schedule I containing a written description of stock option grants offered to Hector R. Ortino. (Reference is made to Exhibit 10(e) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(f)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(f) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(g)	Amended and Restated Executive Employment Agreement. (Reference is made to Exhibit 10(g) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(h)	Form of Change in Control Agreement. (Reference is made to Exhibit 10(j) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)

	(i)	Schedule II listing the officers with whom Ferro has entered into currently effective executive employment agreements and change in control agreements. (Reference is made to Exhibit 10(i) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

	(j)	Ferro Corporation Supplemental Executive Defined Contribution Plan. (Reference is made to Exhibit 10(j) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

	(k)	Ferro Corporation Executive Employee Deferred Compensation Plan. (Reference is made to Exhibit 10(k) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

	(l)	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors, Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement, and a First Amendment to Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10(l) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

	(m)	Receivables Purchase Agreement, dated as of September 28, 2000, among Ferro Finance Corporation, Ciesco L. P. as the Investor, Citicorp North America, Inc. as the Agent, Ferro Electronic Materials as an Originator and Ferro Corporation as Collection Agent and Originator. (Reference is made to Exhibit 10(m) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.) Amendment to Receivables Purchase Agreement, dated as of February 28, 2002, among Ferro Finance Corporation as Seller, Corporate Asset Funding Company, Inc. as Investor and assignee of CIESCO L.P., Ferro Electronic Materials, Inc. as an Originator, Ferro Corporation as Originator and Collection Agent, and Citicorp North America, Inc. as Agent. (Reference is made to Exhibit 10(m)(1) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which Exhibit is incorporated here by reference.)

	(n)	Purchase and Contribution Agreement, dated as of September 28, 2000, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10(n) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.) Amendment to Purchase and Contribution Agreement, dated as of February 28, 2002, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10(n)(1) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which Exhibit is incorporated here by reference.)

	(o)	Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(b) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated herein by reference.) First Amendment to Credit Agreement, dated as of December 27, 2002. (Reference is made to Exhibit 99.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 13, 2003, which Exhibit is incorporated here by reference.) Second Amendment to Credit Agreement, dated as of September 30, 2003. (Reference is made to Exhibit 10 to Ferro Corporation’s Current Report on Form 10-Q for the nine months ended September 30, 2003, which Exhibit is incorporated here by reference.)

	(p)	Ferro Corporation 2003 Long-Term Incentive Compensation Plan (Reference is made to Exhibit A of Ferro Corporation’s Proxy Statement dated March 26, 2003, which Exhibit is incorporated herein by reference).

(11)		Computation of Earnings Per Share. (Reference is made to Exhibit 11 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(12)		Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (Reference is made to Exhibit 12 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(21)		List of Subsidiaries. (Reference is made to Exhibit 21 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(23)		Consent of Independent Auditors. (Reference is made to Exhibit 23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

*(31.1)		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

*(31.2)		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

*(32.1)		Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

*(32.2)		Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350.