Form 10-Q
period 2004-03-31
FERRO CORP
filed 2004-05-07
CIK 35214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 1-584

FERRO CORPORATION
(Exact name of registrant as specified in its charter)

AN OHIO CORPORATION, IRS NO. 34-0217820

1000 LAKESIDE AVENUE CLEVELAND, OH 44114
(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE:
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

YES [X] NO [ ]

     At April 30, 2004 there were 41,903,400 shares of Ferro common stock, par value $1.00, outstanding.

Condensed Consolidated Statements of Income
Ferro Corporation and subsidiaries

	THREE MONTHS ENDED MARCH 31,
	2004	2003
(dollars in thousands- except number of shares and per share amounts)	(UNAUDITED)	(UNAUDITED)
Net sales	$451,740	$401,770
Cost of sales	345,263	300,669
Selling, administrative and general expenses	80,346	75,452
Other charges (income):
Interest expense	8,806	8,784
Foreign currency transactions, net	1,726	1,189
Miscellaneous (income) expense, net	(3,654)	1,524

Income before taxes	19,253	14,152
Income tax expense	4,862	4,699

Income from continuing operations	14,391	9,453
Discontinued operations
(Loss) from discontinued operations, net of tax	—	(69)

Net income	14,391	9,384
Dividends on preferred stock	450	547

Net income available to common shareholders	$13,941	$8,837

Per common share data:
Basic earnings
From continuing operations	$0.33	$0.22
From discontinued operations	—	—

	$0.33	$0.22

Diluted earnings
From continuing operations	$0.33	$0.22
From discontinued operations	—	—

	$0.33	$0.22

Shares outstanding:
Average outstanding	41,838,587	40,592,865
Average diluted	43,747,430	42,533,915
Actual end of period	41,932,867	40,622,963

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets
Ferro Corporation and subsidiaries

	MARCH 31,	DECEMBER 31,
	2004	2003
(dollars in thousands)	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$17,377	$23,419
Accounts and trade notes receivable, net	213,063	195,729
Notes receivable, net	111,823	97,466
Inventories, net	198,737	181,604
Deferred tax assets	40,222	39,942
Other current assets	40,170	43,883

Total current assets	621,392	582,043
Net property, plant & equipment	590,666	608,484
Unamortized intangible assets	421,593	421,313
Deferred tax assets	61,968	62,986
Other assets	75,854	76,400

Total assets	$1,771,473	$1,751,226

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Notes and loans payable	$10,333	$12,404
Accounts payable	252,897	231,652
Income taxes	13,255	15,058
Accrued payrolls	31,911	28,050
Accrued expenses and other current liabilities	115,718	125,931

Total current liabilities	424,114	413,095
Other liabilities:
Long-term liabilities, less current portion	507,895	516,236
Post-retirement and pension liabilities	230,481	224,439
Other non-current liabilities	73,142	71,535
Shareholders’ equity	535,841	525,921

Total liabilities and shareholders’ equity	$1,771,473	$1,751,226

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
Ferro Corporation and subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
(dollars in thousands)	(UNAUDITED)	(UNAUDITED)
Cash flow from operating activities
Net cash used for continuing operations	$(4,282)	$(1,480)
Net cash used for discontinued operations	—	(1,923)

Net cash used for operating activities	(4,282)	(3,403)
Cash flow from investing activities
Capital expenditures for plant and equipment of continuing operations	(6,173)	(7,165)
Capital expenditures for plant and equipment of discontinued operations	—	(274)
(Acquisitions) divestitures, net of cash	5,850	(8,478)
Other investing activities	150	(501)

Net cash used for investing activities	(173)	(16,418)
Net borrowings (payments) under short term facilities	(2,071)	7,784
Repayment of long term debt, net	(8,495)	(933)
Net proceeds from asset securitization	9,667	13,919
Cash dividends paid	(6,518)	(6,295)
Proceeds from sale of treasury stock	4,501	521
Other financing activities	202	(212)

Net cash provided by (used for) financing activities	(2,714)	14,784
Effect of exchange rate changes on cash	1,127	1,027

Decrease in cash and cash equivalents	(6,042)	(4,010)
Cash and cash equivalents at beginning of period	$23,419	$14,942

Cash and cash equivalents at end of period	$17,377	$10,932

Cash paid during the period for
Interest	$10,045	$10,752
Income taxes	$2,311	$1,599

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
Ferro Corporation and subsidiaries

1. Basis of presentation

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. The Company has renamed its Coatings segment to Performance Materials. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for fair presentation of the results of operations for the interim periods. The results for the three months ended March 31, 2004, are not necessarily indicative of the results expected in subsequent quarters or for the full year.

2. Comprehensive income

     Comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments and the unrealized gain (loss) adjustments associated with natural gas forward contracts. Comprehensive income was $11.3 million and $20.8 million for the three months ended March 31, 2004, and 2003, respectively. Accumulated other comprehensive loss at March 31, 2004, and December 31, 2003, was $88.9 million and $85.8 million, respectively.

3. Inventories

     Inventories are comprised of the following as of March 31, 2004 and December 31, 2003:

	MARCH 31,	DECEMBER 31,
	2004	2003
(dollars in thousands)	(UNAUDITED)	(AUDITED)
Raw Materials	$46,865	$43,859
Work in Process	30,248	23,811
Finished Goods	131,523	123,951

	208,636	191,621
LIFO Reserve	(9,899)	(10,017)

Inventories	$198,737	$181,604

4. Financing and long-term debt

     Long-term debt as of March 31, 2004, and December 31, 2003, is as follows:

	MARCH 31,	DECEMBER 31,
	2004	2003
(dollars in thousands)	(UNAUDITED)	(AUDITED) )
Senior Notes, 9.125%, due 2009	$197,090	$196,937
Debentures, 7.625%, due 2013	24,856	24,853
Debentures, 7.375%, due 2015	24,958	24,957
Debentures, 8.0%, due 2025	49,509	49,503
Debentures, 7.125%, due 2028	54,495	54,490
Revolving credit agreement	155,700	164,450
Other	3,973	1,611

	510,581	516,801
Less current portion (a)	2,686	565

Total	$507,895	$516,236

(a)	Included in notes and loans payable.

     At March 31, 2004, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $400.1 million.

     The revolving credit agreement is a $300 million five-year revolving credit facility that expires August 31, 2006. The Company had borrowed $155.7 million under the five-year revolving credit facility as of March 31, 2004.

     At the Company’s option, borrowings under the five-year credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company’s index debt rating and the ratio of the Company’s total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The interest rate in effect for the five-year facility at both March 31, 2004 and December 31, 2003 was 2.90%.

     The Company’s credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. Several of the covenants contain additional restrictions based upon the ratio of total debt to EBITDA or in the event the Company’s senior debt is downgraded below Ba2 by Moody’s Investor Service (Moody’s) or BB by Standard & Poor’s Rating Group (S&P). The Company at March 31, 2004 had a senior credit rating of BBB- by S&P and Baa3 by Moody’s. The credit facilities also contain financial covenants relating to minimum fixed charge coverage and leverage ratios over certain periods of time. In September 2003, the Company renegotiated these covenants to provide greater flexibility and strengthen the Company’s liquidity profile. The Company’s ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional share capital.

     Obligations under the revolving credit facility are unsecured; however, if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P, the Company and its material subsidiaries would be required to, within 30 days from such a rating downgrade, grant security interests in their principal manufacturing facilities, pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company’s senior notes and debentures.

     In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. At December 31, 2003, $1.5 million had been advanced to the Company, net of repayments, under this program. During the three months ended March 31, 2004, $231.4 million of accounts receivable were sold under this program and $221.8 million of receivables were collected and remitted to the conduits, resulting in a net increase in borrowings of $9.6 million and total advances outstanding at March 31, 2004 of $11.1million.

     The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. The termination of this program at March 31, 2004, would have reduced the Company’s liquidity to the extent that the total program of $150.0 million exceeded advances outstanding of $11.1 million. The liquidity from the Company’s revolving credit facility of $300.0 million, under which $144.3 million was available at March 31, 2004, and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments if this program is terminated.

     The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $105.9 million as of March 31, 2004, and $91.8 million as of December 31, 2003. The Company and certain European subsidiaries, on a monthly basis, measure the fair value of the notes receivable using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the notes receivable.

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

5. Earnings per share computation

     Basic earnings per share is computed as net income available to common shareholders divided by average basic shares outstanding. Diluted earnings per share is computed as net income adjusted for taxes associated with the assumed conversion of preferred stock to common stock and the exercise of common stock options divided by average diluted shares outstanding.

     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
Basic earnings per share computation:
Numerator
Net income available to common shareholders	$13,941	$8,837
Less: Income (loss) from discontinued operations	—	(69)

	$13,941	$8,906

Denominator:
Average common shares outstanding	41,839	40,593

Basic earnings per share from continuing operations	$0.33	$0.22

Diluted earnings per share computation:
Numerator:
Net income available to common shareholders	$13,941	$8,837
Less: Income (loss) from discontinued operations	—	(69)
Plus: Convertible preferred stock	365	444

	$14,306	$9,350

Denominator:
Average common shares outstanding	41,839	40,593
Assumed conversion of convertible preferred stock	1,480	1,782
Assumed exercise of stock options	428	159

Average diluted shares outstanding	43,747	42,534

Diluted earnings per share from continuing operations	$0.33	$0.22

6. Divestitures

     On June 30, 2003, the Company completed the sale of its Petroleum Additives business, previously part of its Performance Chemicals segment, to a wholly-owned subsidiary of Dover Chemical Corporation and its Specialty Ceramics business, previously part of its Performance Materials segment, to CerCo LLC. For the quarter ended March 31, 2003, the Petroleum Additives and Specialty Ceramics businesses have been reported as discontinued operations.

7. Restructuring and cost reduction programs

     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		OTHER
(dollars in thousands)	SEVERANCE	COSTS	TOTAL
(AUDITED)
Balance, December 31, 2003	$16,101	$181	$16,282

(UNAUDITED)
Gross charges	3,570	212	3,782
Cash Payments	(4,186)	(191)	(4,377)

Balance, March 31, 2004	$15,485	$202	$15,687

     Charges in the three months ended March 31, 2004, relate to the Company’s ongoing restructuring and cost reduction programs. Total gross charges, for the three months ended March 31, 2004, were $3.8 million of which $1.5 million and $2.3 million were included in cost of sales, and selling, administrative and general expenses, respectively.

     Through March 31, 2004, the amount of severance costs paid under these restructuring and cost reduction programs was $33.3 million and 1,214 employees had actually been terminated.

     The cash payments associated with restructuring and cost reduction programs for the remaining balance of $15.7 million are expected to be completed by the fourth quarter of 2004 unless certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.

8. Discontinued operations

     On June 30, 2003, the Company completed the sale of its Petroleum Additives business, previously part of its Performance Chemicals segment, to Keil Chemical Corporation and its Specialty Ceramics business, previously part of its Performance Materials segment, to CerCo LLC.

     Selling prices are subject to certain post-closing adjustments with respect to assets sold and liabilities assumed by the buyers. The Petroleum Additives and Specialty Ceramics businesses, which were divested in June 2003, were reported as discontinued operations for the quarter ended March 31, 2003.

     Sales from discontinued operations were $15.8 million for the quarter ended March 31, 2003. The loss, net of tax, from discontinued operations was $0.1 million for the quarter ended March 31, 2003. The results of discontinued operations include the operating earnings of the discontinued businesses as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company’s actual weighted average interest rates for respective periods.

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

10. Stock plans

     The Company’s stock option plan provides for the issuance of stock options at no less than the then current market price. Stock options have a maximum life of 10 years and vest evenly over four years on the anniversary of the grant date.

     The Company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and related interpretations as permitted under Financial Accounting Standards Board (FASB) Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Compensation cost for the Company’s stock option plan was $0.04 million (net of tax) for the three months ended March 31, 2004, has been determined in accordance with APB 25 and the Company’s net income and earnings per share reflect this expense. On a pro forma basis, had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three months ended March 31, 2004 and March 31, 2003, would have been reduced to the pro forma amounts shown below:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
(dollars in thousands, except per share data)	(UNAUDITED)	(UNAUDITED)
Income from continuing operations—as reported	$14,391	$9,453
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	891	619

Income from continuing operations—pro forma	$13,500	$8,834

Basic earnings per share from continuing operations—as reported	$0.33	$0.22
Basic earnings per share from continuing operations—pro forma	$0.31	$0.20

Diluted earnings per share from continuing operations—as reported	$0.33	$0.22
Diluted earnings per share from continuing operations—pro forma	$0.31	$0.20

     There was no impact of the pro forma expense on discontinued operations.

11. Retirement benefits

     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company and consolidated subsidiaries is as follows:

	PENSION BENEFITS		OTHER BENEFITS
	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
(dollars in thousands)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Components of net periodic cost:
Service cost	$3,608	$3,340	$227	$222
Interest cost	6,242	5,959	865	995
Expected return on plan assets	(5,405)	(4,997)	—	—
Amortization of prior service cost	(14)	14	(140)	(140)
Net amortization and deferral	1,545	1,133	—	—

Net periodic benefit cost	$5,976	$5,449	$952	$1,077

     The Company has decided to defer accounting for the economic effects of the new Medicare Act (Act), which became law in December, 2003, until final guidance is issued. Refer to note 13 for details.

12. Reporting for segments

     In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its chief operating decision-maker. The Company has two reportable segments consisting of Performance Materials, formerly referred to as the Coatings Segment, and Performance Chemicals. Performance Materials’ products include tile coating systems, porcelain enamel, color and glass performance materials and electronic materials systems. Performance Chemicals consist of polymer additives, pharmaceuticals and fine chemicals and plastics.

     The accounting policies of the segments are consistent with those described for the Company’s consolidated financial statements in the summary of critical accounting policies (see Item 2). The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Sales to external customers are presented in the following table. Inter-segment sales were not material.

	THREE MONTHS ENDED
	MARCH 31,
Net sales	2004	2003
(dollars in thousands)	(UNAUDITED)	(UNAUDITED)
Performance Materials	$298,290	$259,976
Performance Chemicals	153,450	141,794

Total	$451,740	$401,770

     Reconciliation of segment income to income before taxes from continuing operations follows:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
(dollars in thousands)	(UNAUDITED)	(UNAUDITED)
Performance Materials	$31,158	$24,201
Performance Chemicals	8,082	8,988

Segment income	$39,240	$33,189
Less:
Unallocated expenses	13,109	7,540

Operating income	$26,131	$25,649
Less:
Interest expense	8,806	8,784
Foreign currency loss	1,726	1,189
Miscellaneous (income) expense, net	(3,654)	1,524

Income before taxes from continuing operations	$19,253	$14,152

     Geographic information follows:

	THREE MONTHS ENDED
	MARCH 31,
Net sales	2004	2003
(dollars in thousands)	(UNAUDITED)	(UNAUDITED)
United States	$220,367	$197,223
International	231,373	204,547

Total	$451,740	$401,770

     Geographic revenues are based on the region in which the customer invoice originates. The United States of America is the single largest country for the origination of customer sales. No other single country originates more than 10% of consolidated sales.

13. New accounting policies

     In December 2003, the FASB published Interpretation No. 46R, “Consolidation of Variable Interest Entities” (Interpretation No. 46R) to clarify some of the provisions of FASB Interpretation No. 46 of the same name (Interpretation No. 46) and to exempt certain entities from its requirements. Under the transition provisions of Interpretation No. 46R, special effective date provisions apply to enterprises that have fully or partially applied Interpretation No. 46 prior to issuance of Interpretation No. 46R. The Company adopted Interpretation No. 46R as of January 1, 2004. The adoption of Interpretation No. 46R did not have a material impact on the results of operations or financial position of the Company.

     In January, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) pending issuance of specific accounting guidance. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The effect of the Act may result in a reduction of the Company’s postretirement benefit cost.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Overview

     Net income for the three months ended March 31, 2004, increased to $14.4 million from $9.4 million for the three months ended March 31, 2003. Earnings in the current quarter reflect volume growth, price increases and cost reduction efforts which were collectively offset partially by higher raw material costs.

     Factors that could adversely affect the Company’s future financial performance are contained within “Risk Factors” included under Item 1 in the 2003 10-K.

     In June 2003, the Company completed the sale of its Petroleum Additives and Specialty Ceramics business units, and accordingly, for all periods presented, each of these businesses has been reported as a discontinued operation.

Outlook

     Improvement in economic conditions in North America and Europe, and the continued growth in Asia Pacific, will support sales and earnings improvement throughout 2004. Increased demand, an improved pricing environment and the benefit of cost saving measures already taken will more than offset higher raw material costs. For the second quarter 2004, the Company expects sales in the Performance Materials segment to be up 5% to 7% and sales in the Performance Chemicals segment to increase 2% to 4% compared with the first quarter. Operating margins in both segments should increase with the higher volumes. Overall, the Company expects operating margins to be up sequentially at least 0.5 percentage points from the 6.6% operating margin posted in the current quarter, after excluding restructuring and cost reduction programs.

     The Company expects to meet its liquidity requirements for debt service, working capital, capital investments, post-retirement obligations and dividends during 2004 from a variety of sources, including cash flow from operations and use of its credit facilities. The Company has a $300.0 million revolving credit facility, of which $144.3 million was available as of March 31, 2004, and accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable.

     The discussions presented below under “Results of Operations” focus on the Company’s results from continuing operations.

Results of Operations
Comparison of the three months ended March 31, 2004 and 2003

     Sales for the three months ended March 31, 2004, of $451.7 million were 12.4% higher than the $401.8 million of sales for the comparable 2003 period. Stronger sales were driven by continued double-digit growth in the electronic materials and pharmaceutical and fine chemicals business units, improved macro economic conditions in North America, robust growth in the Asia Pacific region and favorable currency translation of the Euro. The impact of strengthening currencies, in particular the Euro, improved revenue by 6.0% for the three months ended March 31, 2004, as compared to the prior year period.

     Gross margins were 23.6% of sales compared with 25.2% for the prior year period. The reduced gross margins compared with the prior year stemmed primarily from raw material cost increases in the Performance Chemicals segment which were only partially recovered through price adjustments. Gross margins for three months ended March 31, 2004 includes $1.5 million for costs associated with restructuring.

     Selling, administrative and general expenses were $80.3 million for the three months ended March 31, 2004, compared with $75.5 million for the same period in 2003. The $4.8 million increase in selling, administrative and general expenses was caused by the impact of the stronger Euro against the dollar of $3.6 million and increased integration and restructuring costs of $2.0 million. In addition, research and development spending in our electronics business increased by another $0.3 million compared to the same period of 2003. These increases were partially offset by integration savings and other selling, administrative and general expense reduction initiatives. Selling, administrative and general expenses, excluding restructuring and cost reduction programs, for the three months ended March 31, 2004 and 2003 was $78.0 million or 17.3% of sales, and $75.1 million or 18.7% of sales, respectively.

     Interest expense was $8.8 million for each of the quarters ended March 31, 2004 and 2003.

     Net foreign currency loss for the three months ended March 31, 2004, was $1.7 million as compared to $1.2 million for the three months ended March 31, 2003. The current period includes a $1.0 million loss associated with the liquidation of a joint venture company. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.

     Miscellaneous expense, net for the three months ended March 31, 2004 was ($3.7) million as compared to $1.5 million for the three months ended March 31, 2003. The majority of decrease in miscellaneous expense, net resulted from the $5.2 million (pre-tax) gain on the sale of the Company’s interest in Tokan Material Technology Co. Limited.

     Income tax as a percentage of pre-tax income for the three months ended March 31, 2004, was 25.3% compared with 33.2% for the three months ended March 31, 2003. Excluding the income tax on the gain on the sale of the Company’s interest in Tokan Material Technology Co. Limited, which utilized a prior year capital loss carryforward, the effective tax rate for the three months ended March 31, 2004 is 33.6%.

     There were no discontinued operations for the three months ended March 31, 2004, compared with a loss from discontinued operations of $0.1 million for the three months ended March 31, 2003. Results for 2003 included three months of operating results for the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. Discontinued operations had no significant impact on earnings per share in either period.

     Net income for the three months ended March 31, 2004 totaled $14.4 million compared with net income of $9.4 million for the three months ended March 31, 2003. Earnings in the current quarter reflect stronger volumes, higher product pricing, gain on sale of affiliate and a lower overall cost base following restructuring and consolidation actions taken during 2003. The improvement was partially offset by higher raw material costs compared with the year ago period. Diluted earnings per share were $0.33 for the three months ended March 31, 2004 versus diluted earnings of $0.22 for the three months ended March 31, 2003.

     Performance Materials Segment Results. Sales in the Performance Materials segment were $298.3 million for the three months ended March 31, 2004, compared with sales of $260.0 million for the three months ended March 31, 2003. The 14.7% increase in revenue resulted from strong demand from the global electronics market, improved economic conditions in North America, continued robust growth in the Asia-Pacific region and favorable currency exchange rates related to the strong Euro. Segment income was $31.2 million for the three months ended March 31, 2004, compared with $24.2 million for the three months ended March 31, 2003. The increase in segment income in the quarter reflected the higher volumes across the segment and an overall lower cost base from restructuring activities completed in 2003. Improved earnings were partially offset by higher raw material costs in the quarter.

     Performance Chemicals Segment Results. Sales in the Performance Chemicals segment were $153.5 million for the three months ended March 31, 2004, compared with sales of $141.8 million for the three months ended March 31, 2003. The revenue increase of 8.2% for the quarter was driven by improved economic conditions in North America, particularly increased demand from the appliance, automotive and construction end markets. Segment income was $8.1 million for the three months ended March 31, 2004, compared with $9.0 million for the three months ended March 31, 2003. Improved volumes from all businesses in the segment were offset by higher raw material costs. Rising petrochemical and agricultural commodity prices could not be entirely offset with pricing actions due to market conditions and a timing lag in implementing the increases in the market. While some of these cost increases are being passed along to the market through price increases and surcharges, there was a lag in getting the increases in the marketplace, negatively impacting profits in the first quarter. The pharmaceutical and fine chemicals business continued to deliver strong revenue and earnings growth as they implement the springboard growth strategies as part of the Company’s overall Leadership Agenda strategy.

     Geographic Sales. Sales in the United States and Canada were $220.4 million for the three months ended March 31, 2004, compared with sales of $197.2 million for the three months ended March 31, 2003. Electronics, appliances and pharmaceuticals showed the strongest demand, while consumer packaging, automotive and the PVC markets showed improvement as well.

International sales were $231.4 million for the three months ended March 31, 2004, compared with sales of $204.5 million for the three months ended March 31, 2003. Market demand in the Asia Pacific region remained strong in nearly all of the Company’s end markets. The strong Euro continued to negatively impact our customer’s ability to competitively export. This has created soft market conditions in nearly all of the Company’s key end markets in Europe.

     Cash Flows. Net cash used for operating activities for the three months ended March 31, 2004, was $4.3 million, compared with $1.5 million for the same period in 2003. The increase in net cash used by operating activities is primarily due to a greater increase in working capital during the first quarter of 2004.

     Net cash used for investing activities was $0.2 million for the three months ended March 31, 2004 compared with $16.1 million for the same period in 2003. The reduction in cash used for investing activities is primarily due to the February, 2004 sale of the Company’s interest in Tokan Material Technology Co. Limited which generated $5.3 million in proceeds as compared to a purchase price settlement (payment) of $8.5 million for the acquisition of certain assets from dmc2 in the three months ended March, 2003.

     Net cash used for financing activities was $2.7 million in the three months ended March 31, 2004 compared with net cash provided of $14.8 million during the same period in 2003. The difference between the cash used for financing activities in 2004 and the cash provided by financing activities in 2003 reflects primarily the reduced borrowing during the first quarter of 2004 as a consequence of the acquisition and divestiture transactions discussed in the previous paragraph concerning investing activities.

     There were no discontinued operations during the three months ended March 31, 2004 compared with $1.9 million of net cash used for discontinued operations for the same period in 2003. Net cash used for investing activities related to discontinued operations was $0.3 million for capital expenditures for the three months ended March 31, 2003.

Liquidity and capital resources

     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. The Company has a $300.0 million revolving credit facility, of which $144.3 million was available as of March 31, 2004. See further information regarding the Company’s credit facilities included in Note 4 to the Company’s consolidated financial statements. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $150.0 million, subject to the level of qualifying accounts receivable.

     Off Balance Sheet Financing. In 2000, the Company initiated a $150.0 million five-year program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and supplements the Company’s liquidity requirements. The decrease in the amounts outstanding during 2003 and the first quarter of 2004 has reduced the program’s importance for liquidity and capital resources. Under this program, certain of the receivables of the Company are sold to a wholly-owned unconsolidated qualified special purpose entity, Ferro Finance Corporation (FFC). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization Company (Conduit). Additionally, under this program, receivables of certain European subsidiaries are sold directly to other conduits. At December 31, 2003, $1.5 million had been advanced to the Company, net of repayments, under this program. During the three months ended March 31, 2004, $231.4 million of accounts receivable were sold under this program and $221.8 million of receivables were collected and remitted to the conduits, resulting in a net increase in borrowings of $9.6 million and total advances outstanding at March 31, 2004 of $11.1 million.

     The Company and certain European subsidiaries on behalf of FFC and the Conduits provide service, administration and collection of the receivables. FFC and the Conduits have no recourse to the Company’s other assets for failure of debtors to pay when due. Under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125,” neither the amounts advanced nor the corresponding receivables sold are reflected in the Company’s consolidated balance sheet. The accounts receivable securitization facility contains a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below BB by Standard & Poor’s Rating Group (S&P) or Ba2 by Moody’s Investor Service, Inc. (Moody’s). (See discussion under Revolving Credit Facility about factors considered by the Ratings Agencies when evaluating a change in the rating.) The Company at March 31, 2004, had a senior credit rating of BBB- by S&P and Baa3 by Moody’s. Ferro does not believe that the termination of this facility would reasonably be expected to have a material adverse effect on the Company’s liquidity or the Company’s capital resource requirements. The termination of this program at March 31, 2004, would have reduced the Company’s liquidity to the extent that the total available liquidity under the program of $150.0 million exceeded advances outstanding of $11.1 million. The liquidity from the Company’s revolving credit facility of $300.0 million under which $144.3 million was available at March 31, 2004, and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments if this program is terminated.

     The Company retains interest in the receivables transferred to FFC and Conduits in the form of a note receivable to the extent that receivables transferred exceed advances. The note receivable balance was $105.9 million as of March 31, 2004, and $91.8 million as of December 31, 2003. The Company and certain European subsidiaries, on a monthly basis, measure the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

     The Company enters into precious metal leases (primarily gold, silver, platinum and palladium), which are arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The lease terms are generally less than one year, and the Company maintains sufficient quantities of precious metals to cover the lease obligations at all times. The leases are accounted for as operating leases, and lease expenses were approximately $0.5 million for the three months ended March 31, 2004. As of March 31, 2004, the fair value of precious metals under leasing arrangements was $127.2 million. Management believes it will continue to have sufficient availability under these leasing arrangements so that it will not be required to purchase or find alternative leasing or sourcing arrangements for its precious metal inventory requirements. However, factors beyond the control of the Company including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations, or those that management currently believes are unlikely, such as the termination of the Company’s revolving credit facility, could result in non-renewal of the leases. This would impact the liquidity of the Company to the extent of the fair value of the precious metals leased.

     Revolving Credit Facility. Obligations under the revolving credit facility are unsecured; however, if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P, the Company and its material subsidiaries would be required to grant security interests in its principal manufacturing properties, pledge 100% of the stock of material domestic subsidiaries and pledge 65% of the stock of material foreign subsidiaries, in each case, in favor of the Company’s lenders under the facility. In that event, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company’s senior notes and debentures. The rating agencies may, at any time, based on various factors including changing market, political or socio-economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody’s have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from acquisitions or otherwise, will be factors in their ratings’ determinations going forward. The Company’s credit facility contains customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. See further information regarding these covenants in Note 4 to the Company’s consolidated financial statements herein. The Company’s ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales and the issuance of additional capital. In September, 2003, the Company renegotiated these financial covenants to provide greater flexibility to restructure and to strengthen the Company’s liquidity profile.

     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which approximately $144.3 million was available as of March 31, 2004. This liquidity, along with the liquidity from the Company’s asset securitization program of which $138.9 was available as of March 31, 2004, and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. Total debt, including current portion, notes and loans payable and off balance sheet borrowings under the asset securitization program was $529.4 million at March 31, 2004 and $530.1 million at December 31, 2003.

Impact of recently issued accounting pronouncements

     In January, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on the Company’s results of operations, cash flows or financial position. In June 2003, the Company bought out its asset defeasance program that would have required consolidation on adoption of Interpretation No. 46.

Critical accounting policies

     There were no significant changes to critical accounting policies since December 31, 2003. Please refer to the 2003 10-K filing for a detailed description of Critical Accounting Policies.

Item 3. Quantitative and qualitative disclosures about market risk

     The Company’s exposure to market risks is primarily limited to interest rate and foreign currency fluctuation risks. Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including off balance sheet obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at March 31, 2004 and 2003, a 1% change in interest rates would have resulted in a $1.6 million and a $2.3 million increase in expense, respectively.

     At March 31, 2004, the Company had $350.9 million of fixed rate debt outstanding with a weighted average interest rate of 8.4%, all maturing after 2008. The fair market value of these debt securities was approximately $400.1 million at March 31, 2004.

     The Company is also subject to risk of price changes in its major raw materials and natural gas. The Company attempts to mitigate the impact of raw material price increases with product price increases, and natural gas fluctuations are managed using derivative financial instruments.

     Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of Euro-denominated earnings against a depreciation of the Euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures.

     At March 31, 2004, the Company held forward contracts to manage its foreign currency transaction exposures, which had a notional amount of $87.9 million. The Company also held put options to sell Euros for U.S. dollars with a notional amount of $14.8 million and an average strike price of $1.089/Euro. At March 31, 2004, these forward contracts and options had an aggregate fair value of $1.0 million. A 10% appreciation of the U.S. dollar would have resulted in a $0.7 million and $0.1 million increase in the fair value of these contracts in the aggregate at March 31, 2004, and December 31, 2003, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $0.5 million decrease and a $0.2 million increase in the fair value of these contracts in the aggregate at March 31, 2004, and December 31, 2003, respectively.

     The Company uses derivative financial instruments to manage the price risk for a portion of its forecasted requirements for natural gas. In compliance with FASB Statement No. 133, the Company records these contracts on its balance sheet at fair market value. Unrealized gains or losses on the effective portion of such hedges are accounted for as a component of other comprehensive income in accordance with FASB Statement No. 133. These instruments, that have maturity dates that coincide with the Company’s expected purchases of the natural gas, allow the Company to effectively establish its cost for gas at the time the Company enters into the instrument. To the extent the Company has not entered into derivative financial instruments, our cost of natural gas will increase or decrease as the market prices for the commodity rises and falls. The fair value of the contracts for natural gas was a gain of approximately $0.6 million at March 31, 2004. A 10% increase or decrease in the forward prices of natural gas from the March 31, 2004, level would have resulted in a $0.5 million corresponding change in the fair market value of the contracts as of March 31, 2004.

     The Company enters into precious metal leases (primarily gold, silver, platinum and palladium), which are arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. As of March 31, 2004, the fair value of precious metals under leasing arrangements was $127.2 million. A 10% increase or decrease in the lease rate of precious metals from the March 31, 2004, level would have resulted in a $0.1 million corresponding change in lease expense for the three months ended March 31, 2004.

Item 4. Controls and procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

     Legal proceedings were reported in the Company’s Form 10-K for the year ended December 31, 2003, and are also covered in Footnote 9 to the Condensed Consolidated Financial Statements contained herein.

Item 2. Change in securities and of use of proceeds

     No change.

Item 3. Defaults upon senior securities

     None.

Item 4. Submission of matters to a vote of security holders

     Not applicable

Item 5. Other information

     None.

Item 6. Exhibits and reports on form 8-k

     (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

     (b) The following report on Form 8-K have been furnished to the SEC during the first quarter:

Current Report on Form 8-K (item 12), dated February 5, 2004, reporting Ferro Corporation issued a press release announcing financial results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)

Date: May 7, 2004

/s/ Hector R. Ortino

Hector R. Ortino Chairman and Chief Executive Officer

Date: May 7, 2004

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

*	(11) Computation of Earnings Per Share.

*	(31.1) Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*	(31.2) Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

*	(32.1) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

*	(32.2) Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350.