Form 10-K
period 2004-12-31
FERRO CORP
filed 2006-03-31
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State of Corporation)	(IRS Employer Identification No.)
1000 Lakeside Avenue Cleveland, OH	44114
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 216-641-8580
Securities Registered Pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
9 1/8% Senior Notes due January 1, 2009
7 5/8% Debentures due May 1, 2013
7 3/8% Debentures due November 1, 2015
8% Debentures due June 15, 2025
7 1/8% Debentures due April 1, 2028
Series A ESOP Convertible Preferred Stock, without Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐         NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐         NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐         NO ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐         NO ☑
     The aggregate market value of Ferro Common Stock, par value $1.00, held by non-affiliates (based on the closing sale price) as of June 30, 2004, was approximately $1,070,186,000.
     On February 28, 2006 there were 42,508,340 shares of Ferro Common Stock, par value $1.00 outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

PART I
Item 1 — Business
      Ferro Corporation (“Ferro” or the “Company”), incorporated under the laws of Ohio in 1919, is a leading global producer of a diverse array of performance materials sold to a broad range of manufacturers in approximately 30 markets throughout the world. The Company applies certain core scientific expertise in organic chemistry, inorganic chemistry, polymer science and material science to develop coatings for ceramics and metal; materials for passive electronic components; pigments; enamels, pastes and additives for the glass market; glazes and decorating colors for the dinnerware market; specialty plastic compounds and colors; polymer additives; specialty chemicals for the pharmaceuticals and electronics markets; and active ingredients and high purity carbohydrates for pharmaceutical formulations. Ferro’s products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of its customers. The Company’s performance materials require a high degree of technical service on an individual customer basis. The value of these performance materials stems from the results and performance they achieve in actual use.
      Ferro’s products are traditionally used in markets such as appliances, automotive, building and renovation, electronics, household furnishings, industrial products, pharmaceuticals, telecommunications and transportation. The Company’s leading customers include major chemical companies, pharmaceutical companies, producers of multi-layer ceramic capacitors, and manufacturers of tile, appliances and automobiles. Many customers, particularly in the appliance and automotive markets, purchase materials from more than one of the Company’s business units. Ferro’s customer base is also well-diversified both geographically and by end market.

Restatement
      Financial data and financial statements included in this Form 10-K have been restated to reflect adjustments to previously reported quarterly financial data and annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and previously reported financial information in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
      In early July 2004, as a result of issues discovered by management during the performance of certain of the Company’s internal control procedures in connection with the preparation of the Company’s second quarter 2004 financial statements, the Company commenced an internal investigation into certain potentially inappropriate accounting entries made in the Company’s domestic Polymer Additives business unit.
      Following an initial investigation, management reached the preliminary conclusion that inappropriate accounting in the Company’s Polymer Additives business unit both overstated the unit’s historical performance and undermined the reliability of the unit’s forecasting process. On July 23, 2004, the Company issued a press release announcing that the Company’s Polymer Additives business unit’s performance in the second quarter fell short of expectations and that the Company’s Audit Committee had engaged independent legal counsel (Jones Day) and an independent public accounting firm (Ernst & Young LLP) to conduct an investigation under its auspices.
      On September 15, 2004, the Company announced it would be restating certain previously-filed information and reported that the independent investigation conducted under the auspices of the Audit Committee had generally confirmed management’s preliminary conclusions reported in the Company’s July 23, 2004, press release. The September 15 release reported that the investigative team had concluded that all of the potentially irregular accounting entries were made at the Polymer Additives business unit and were made without senior management’s knowledge or involvement. The release also reported that the investigative team concluded that substantially all of the irregular accounting entries were made by a subordinate divisional employee who had since left the Company. The Company announced in that press release that, pending completion of the restatement process, it expected to take a non-cash charge to earnings of approximately

$6.4 million after tax for the period from January 1, 2003, through March 31, 2004, relating both to irregular accounting entries and accounting mistakes.
      In a January 18, 2005, press release, the Company reported that it had undertaken a thorough review of its previously-reported financial statements for fiscal years 2001, 2002, 2003 and the first quarter of 2004 and had conducted further procedures requested by its external auditor to assess certain accounting issues identified in, and tangentially related to, the investigation. In that press release, the Company reported that, while the total of all adjustments had not changed substantially, the effect on certain quarters had changed, some positively, some negatively, and that, subject to completion of the restatement process, the total of all adjustments for periods prior to the second quarter of 2004 was approximately $10.0 million of non-cash charges after tax.
      The January 18, 2005, press release also reported that the Company’s external auditor had requested the independent investigators to perform certain additional procedures, including the review of certain electronic files. In addition, the release disclosed that, as a consequence of an interview with the former subordinate division employee who had been responsible for substantially all of the irregular accounting entries at the Polymer Additives business, suspicions had been raised that irregular accounting entries had also been made in another smaller business unit and that the investigation team was reviewing those allegations. The former employee, the press release noted, had confirmed the irregular entries that the investigators had reported earlier and the fact that he had made the entries without any knowledge or involvement of senior management.
      In a press release dated April 21, 2005, the Company announced that the independent investigation team had completed the additional procedures requested by its external auditors and had reported to the Audit Committee that:

•	The leadership of Ferro’s finance organization strives to apply generally accepted accounting principles and produce accurate financial records,

•	All of the individuals potentially responsible for irregular accounting entries either had resigned before the investigation started or had been terminated by the Company, and

•	The investigative team did not find evidence of a pervasive pattern or practice of managing earnings or conduct that constitutes illegal acts.
      The release also noted that investigators had again confirmed their earlier conclusions that substantially all of the irregular entries had been made by the former subordinate divisional employee and that the entries were made without any knowledge or involvement of senior management.
      The April 21, 2005, press release also reported that, despite the findings and conclusions of the investigation, the Company’s external auditor had advised the Audit Committee that it was unable to conclude at that time that the investigation was adequate for its purposes. The Company’s independent registered public accounting firm also advised the Committee that it believed further investigation was necessary to constitute a predicate for its audit of the Company’s financial statements. Finally, the press release noted that the Company’s external auditor had expressed the view that the additional investigation work it proposed should be undertaken by “a new investigation team.” The Company’s Audit Committee evaluated both the external auditor’s position and the reports of its independent investigative team relating to the issues raised by the external auditor. On the basis of that evaluation, the Audit Committee believed it could rely in good faith on the judgments and conclusions of the independent investigators, that additional investigation was neither necessary nor justified and that the only additional work that was necessary was routine audit examinations that fell outside the province of the investigation team.
      While the Committee continued to believe its reliance on the judgments and conclusions of the investigative team was justified, the Audit Committee responded to the external auditor’s expressed concerns in such a way that the external auditor would be able to complete its audit of the Company’s financial statements. To that end, the Audit Committee engaged a second independent investigative team, consisting of independent legal counsel (Venable LLP) and independent forensic accountants (Navigant Consulting).

      On October 3, 2005, the former subordinate division employee who had been responsible for substantially all of the irregular accounting entries at the Polymer Additives business, and who had departed Ferro’s employment before the internal investigation started, entered a guilty plea to a single count of securities law fraud.
      In an October 31, 2005, press release, the Company reported that the second investigation team had completed its investigation. The Venable/ Navigant team reported to the Audit Committee that, although they found evidence of Ferro accounting personnel spreading expenses and some other misapplications of generally accepted accounting principles to achieve internal forecasts, they did not find that this was done with the intent to affect reported earnings in a way that misleads the investing public.
      The Company has restated its 2003 and first quarter 2004 financial statements to reflect correction of the irregular entries and of the accounting mistakes and errors identified during the investigation and restatement process. The total adjustments for accounting irregularities and accounting mistakes and errors, after tax, was $10.1 million for the period January 1, 2003, through March 31, 2004 (versus the earlier January 2005 estimate of $10.0 million). See related discussion in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K. The Company has also instituted remedial actions to strengthen internal controls. See related discussion in Item 9A of this Form 10-K.
      The restated results reflect three categories of changes. The first category of changes is “accounting irregularities,” which consist of intentional or wrongful misstatements or omission of amounts included in previously-filed consolidated financial statements. The second category of changes is “accounting mistakes and errors,” which includes mathematical mistakes, mistakes in application of accounting principles, and mistakes that resulted from oversight or misuse of facts that existed at the time a given set of financial statements was prepared. The final category of changes results from a voluntary early adoption of a new accounting pronouncement relating to stripping costs for the Company’s mining operation in Argentina.

Accounting Irregularities
      The adjustments for accounting irregularities by period were as follows:

	Quarter
	Ended	Year Ended
	March 31,	December 31,
Income (Expense)	2004	2003	Total

	(Dollars in thousands)
Adjustments for accounting irregularities	$(724)	$(5,068)	$(5,792)

      The majority of the adjustments involved expenses that were improperly recorded or accruals that were improperly adjusted. The adjustments primarily affected accounts receivable, inventories, accounts payable, and accrued expenses at the Company’s Polymer Additives business unit.

Accounting Mistakes and Errors
      The adjustments for accounting mistakes and errors by period were as follows:

	Quarter
	Ended	Year Ended
	March 31,	December 31,
Income (Expense)	2004	2003	Total

	(Dollars in thousands)
Total adjustments for accounting mistakes and errors at Polymer Additives locations	$(2,339)	$(2,490)	$(4,829)
Adjustments for accounting mistakes and errors at other locations:
Incomplete application of U.S. GAAP at foreign locations	(478)	(2,252)	(2,730)
Employee benefits and compensation	(158)	2,888	2,730
Inventory valuations	(2,962)	2,347	(615)
Account reconciliations	(191)	(6,148)	(6,339)
Derivative contracts	480	623	1,103
Expense recognition	1,278	(1,064)	214

Total adjustments for accounting mistakes and errors	$(4,370)	$(6,096)	$(10,466)

      During the investigations, substantial reconciliation efforts were made in the Polymer Additives business unit that resulted in adjustments reducing income by $0.7 million for 2003 and the first quarter of 2004. The most significant reconciliation adjustments for accounting mistakes and errors were made to inventories and accrued expenses. Adjustments reducing income by $2.3 million for inventory valuation primarily consist of adjustments resulting from inappropriate deferrals of purchase price variances and incorrect timing of expense recognition for slow moving inventories. Charges reducing income by $1.2 million were recorded to accrue earned customer rebates in the correct accounting periods.
      Adjustments for accounting mistakes and errors at other locations consisted of the following:
      Incomplete application of U.S. GAAP at foreign locations — During the restatement process, the Company determined that subsidiaries in two countries had not been fully applying U.S. generally accepted accounting principles. Adjustments reducing income by $2.7 million were recorded for 2003 and the first quarter of 2004 in the aggregate. These adjustments principally related to the timing of expense recognition and accounting for postemployment benefits. Also, charges were recorded relating to impaired assets.
      Employee benefits and compensation — Adjustments reducing expenses by $2.7 million in the aggregate were recorded to correct mistakes in accounting for defined benefit pension and other incentive compensation liabilities.
      Inventory valuations — Adjustments to record additional expenses of $0.6 million in the aggregate corrected inventory valuation matters. This category is primarily comprised of adjustments relating to the valuation of inventories resulting from either inconsistent or incorrect use of methodologies to compute manufacturing variance adjustments to standard costs of inventories, and errors triggered by the incorrect configuration of information systems relating to the treatment of purchase price variances. The adjustments also include corrections in the timing of writedowns associated with slow moving and handling loss accounts.
      Account reconciliations — As part of the restatement process, considerable efforts were directed toward validating various balance sheet accounts at both domestic and international locations. As a result of either the failure to reconcile accounts or resolve reconciliation issues in a timely manner, corrections reducing income by $6.3 million were recorded for 2003 and the first quarter of 2004 in the aggregate. The most significant adjustment in this category corrected mistakes totaling $2.9 million made in reconciling the results of a physical inventory observation taken during 2003. Additionally, other adjustments were made related to accounts receivable, accounts payable and accrued expense accounts.

      Derivative contracts — This category reflects revisions to previous accounting for natural gas supply and metal forward contracts. Adjustments decreasing expenses by $1.1 million were recorded for 2003 and the first quarter of 2004 in the aggregate. The changes were necessary because the Company determined that its hedge designation documentation relating to natural gas supply contracts did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the related documentation requirements set forth therein.
      Expense recognition — This category includes adjustments reducing expenses by $0.2 million in the aggregate. The most significant items contained in this category relate to the incorrect timing of accruing costs associated with repair and maintenance activities and recognition of asset impairments. In connection with planned plant shutdowns, several international and domestic locations incorrectly accrued costs before they were incurred, and as a result, adjustments were recorded to expense these costs during the periods in which they were incurred.

Tax Adjustments
      Included in this category are charges totaling to $1.1 million for 2003 and the first quarter of 2004 in the aggregate, which includes corrections in the timing of the realization of a net operating loss carryforward, as well as corrections to errors made in the computations of deferred tax assets and liabilities at certain international subsidiaries.

	Quarter
	Ended	Year Ended
	March 31,	December 31,
Income (Expense)	2004	2003	Total

	(Dollars in thousands)
Tax adjustments	$(912)	$(203)	$(1,115)

Adjustments Relating to Voluntary Early Adoption of Accounting Pronouncement
      In March 2005, the FASB’s Emerging Issues Task Force (“EITF”) ratified Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF No. 04-06) which is effective for fiscal years beginning after December 15, 2005 with early adoption permitted. This pronouncement requires that stripping costs incurred during production activities be recognized as period expenses. The Company voluntarily early-adopted EITF No. 04-06 and elected to recognize this change in accounting by retroactive application to its prior-period financial statements. (See Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.) The after-tax effect of this change was as follows:

	Quarter
	Ended	Year Ended	Year Ended
	March 31,	December 31,	December 31,
Income (Expense)	2004	2003	2002	Total

	(Dollars in thousands)
Voluntary early adoption of EITF No. 04-06, net of tax	$(157)	$(691)	$(556)	$(1,404)

Combined Effect
      The combined effects of the foregoing changes on the Company’s originally reported results of operations are summarized as follows:

	Quarter
	Ended	Year Ended	Year Ended
	March 31,	December 31,	December 31,
Income (Expense)	2004	2003	2002	Total

	(Dollars in thousands)
Adjustments for accounting irregularities	$(724)	$(5,068)	$—	$(5,792)
Adjustments for accounting mistakes and errors	(4,370)	(6,096)	—	(10,466)

Total adjustments for accounting irregularities, mistakes and errors, before tax	(5,094)	(11,164)	—	(16,258)
Income tax benefit on adjustments for accounting irregularities, mistakes and errors	771	4,316	—	5,087
Tax adjustments	(912)	(203)	—	(1,115)

Adjustments for accounting irregularities, mistakes and errors, net of tax:
Continuing operations	(5,235)	(7,051)	—	(12,286)
Discontinued operations	(39)	2,241	—	2,202

Total adjustment for accounting irregularities, mistakes and errors, after tax	(5,274)	(4,810)	—	(10,084)
Adjustment for voluntary early adoption of EITF No. 04-06, net of tax	(157)	(691)	(556)	(1,404)

Total adjustments, net of tax	(5,431)	(5,501)	(556)	$(11,488)

Net income as originally reported	14,391	19,551	73,723

Net income as restated	$8,960	$14,050	$73,167

      As a result of the changes, originally reported net income was reduced by $5.4 million ($0.13 basic and diluted earnings per share), $5.5 million ($0.13 basic and diluted earnings per share), and $0.6 million ($0.01 basic and diluted earnings per share) for the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, respectively.

Raw Materials
      Raw materials widely used in Ferro’s operations include resins, thermoplastic polymers, pigments, cobalt oxide, nickel oxide, zinc oxide, zircon sand, borates, chlorine, silica, stearic acid, phthalic anhydride, toluene, tallow and titanium dioxide. Other important raw materials include silver, nickel, copper, gold, palladium, platinum and other precious metals, butanol, and fiberglass. Raw materials make up a large portion of the product cost in certain of the Company’s product lines and fluctuations in the cost of raw materials may have a significant impact on the financial performance of those businesses. The Company attempts to pass through to customers raw material cost fluctuations, including those related to precious metals.
      The Company has a broad supplier base and, in many instances, alternative sources of raw materials are available if problems arise with a particular supplier. Ferro maintains many comprehensive supplier agreements for its strategic and critical raw materials. In addition, the magnitude of the Company’s purchases provides for leverage in negotiating favorable conditions for supplier contracts. The raw materials essential to Ferro’s operations both in the United States and overseas are in most cases obtainable from multiple sources worldwide. Ferro did not encounter raw material shortages in 2004 but is aware of potential future shortages in the world market for certain commodities such as zircon. Ferro does not expect to be affected by such shortages, other than by cost increases for such products.

Patents, Trademarks and Licenses
      Ferro owns a substantial number of patents and patent applications relating to its various products and their uses. While these patents are of importance to Ferro, management does not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on its business. Ferro’s patents and patents that may issue from pending applications will expire at various dates through the year 2024. Ferro also uses a number of trademarks that are important to its business as a whole or to a particular segment. Ferro believes that these trademarks are adequately protected.

Customers
      None of the Company’s reportable segments is dependent on any single customer or group of customers.

Backlog of Orders; Seasonality
      In general, no significant lead-time between order and delivery exists in any of Ferro’s business segments. As a result, Ferro does not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of its business. Ferro does not regard any material part of its business to be seasonal, however the second quarter is normally the strongest quarter of the year in terms of sales and operating profit, because customer demands tend to be higher in the second quarter.

Competition
      In most of its markets, Ferro has a substantial number of competitors, none of which is dominant. Due to the diverse nature of Ferro’s product lines, no single company competes across all product lines in any of the Company’s segments. Competition varies by product and by region and is based primarily on price, product quality and performance, customer service and technical support.
      The Company is a worldwide leader in the production of glass enamels, porcelain enamel, ceramic glaze coatings and passive electronic materials, and believes it is currently the only merchant manufacturer of all primary components (electrodes, dielectrics, and termination pastes) of multi-layer capacitors. Strong local competition for ceramic glaze and color exists in the markets of Italy and Spain. The Company is one of the largest producers of polymer additives in the United States and has several large competitors. The Company is also one of the largest plastics compounders in the United States.

Research and Development
      Ferro is involved worldwide in research and development activities relating to new and existing products, services and techniques required by the ever-changing markets of its customers. The Company’s research and development resources are organized into centers of excellence that support its regional and worldwide major business units. These centers are augmented by local laboratories, which provide technical service and support to meet customer and market needs of particular geographic areas.
      Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques for continuing operations were approximately $42.4 million in 2004, $40.2 million in 2003 and $33.8 million in 2002. Expenditures for individual customer requests for research and development were not material. During 2005, Ferro spent approximately $39.0 million on research and development activities, a decrease of 8% over 2004.

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

      Capital expenditures for environmental control were $7.1 million in 2004, $9.6 million in 2003, and $3.0 million in 2002. In addition, Ferro spent approximately $7.0 million in 2005 and expects to spend approximately $4.0 million in 2006 on capital expenditures for environmental control.

Employees
      At December 31, 2004, Ferro, in its continuing business operations, employed 7,003 full-time employees, including 4,503 employees in its foreign consolidated subsidiaries and 2,500 in the United States. Total employment increased by 156 full time employees from December 31, 2003, due to business growth.
      Approximately 22% of the domestic workforce is covered by labor agreements, and approximately 9% is affected by labor agreements that expire in 2005. The Company completed renewals of these agreements with no significant disruption to the related businesses during 2005.

Domestic and Foreign Operations
      Financial information about Ferro’s domestic and foreign operations by segment is included herein in Note 16 to the consolidated financial statements under Item 8 of this Form 10-K.
      Ferro’s products are produced and distributed in domestic as well as foreign markets. Ferro commenced its international operations in 1927.
      Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Belgium, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Portugal, Spain, Thailand and the United Kingdom. Partially-owned subsidiaries and affiliates manufacture in China, Ecuador, Indonesia, Italy, Japan, Spain, South Korea, Taiwan, Thailand and Venezuela.
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

Available Information
      The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including any amendments, will be made available free of charge on the Company’s web site, www.ferro.com, as soon as reasonably practicable, following the filing of the reports with the Securities and Exchange Commission.

Forward-looking Statements
      Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company.
Item 1A — Risk Factors
      Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include the following:

•	Current and future economic conditions in the United States and worldwide, including continuing economic uncertainties in some or all of the Company’s major product markets;

•	Changes in customer requirements, markets or industries Ferro serves;

•	Changes in the costs of major raw materials or sources of energy, particularly natural gas;

•	Escalation in the cost of providing employee health care and pension benefits;

•	Risks related to fluctuating currency rates, changing legal, tax and regulatory requirements that affect the Company’s businesses and changing social and political conditions in the many countries in which the Company operates;

•	Access to capital markets and borrowings, primarily in the United States, and any restrictions placed on Ferro by current or future financing arrangements, including consequences of any future failure to be in compliance with any material provisions or covenants of our credit facilities;

•	The ultimate outcome of class action lawsuits filed against the Company; and

•	The effect of possible acts of God, terrorists, or the public enemy, or of fires, explosions, wars, riots, accidents, embargos, natural disasters, strikes or other work stoppages, or quarantines or other governmental actions or other events or circumstances beyond the Company’s reasonable control.
      The risks and uncertainties identified above are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely affect the Company. Should any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s financial position, results of operations, and cash flows.
Item 1B — Unresolved Staff Comments
      None.
Item 2 — Properties
      The Company’s corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. The Company also owns other corporate facilities, located in Independence, Ohio. The locations of the principal manufacturing plants by business segment owned by Ferro are as follows, listed by segment:
      Performance Coatings — U.S.: Cleveland, Ohio. Outside the U.S.: Argentina, Australia, China, France, Indonesia, Italy, Mexico, the Netherlands, Spain, Taiwan, Thailand and Venezuela.
      Electronic Materials — U.S.: Vista, California; Penn Yan, New York; South Plainfield, New Jersey; and Niagara Falls, New York. Outside the U.S.: the Netherlands.
      Color and Glass Performance Materials — U.S.: Toccoa, Georgia; Orrville, Ohio; and Washington, Pennsylvania. Outside the U.S.: Australia, China, France, Germany, Mexico, Taiwan, United Kingdom and Venezuela.
      Polymer Additives — U.S.: Bridgeport, New Jersey; Cleveland, Ohio; Walton Hills, Ohio; and Fort Worth, Texas. Outside the U.S.: Belgium.
      Specialty Plastics — U.S.: Carpentersville, Illinois; Evansville, Indiana; Plymouth, Indiana; Edison, New Jersey; and Stryker, Ohio. Outside the U.S.: the Netherlands and Spain.
      Other — U.S.: Waukegan, Illinois; Baton Rouge, Louisiana; and China
      In addition, Ferro leases manufacturing facilities for the Performance Coatings segment in Brazil and Italy; for the Electronic Materials segment in Vista, California, Germany and Japan; for the Color and Glass Performance Materials segment in Japan and Portugal; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more business segments.

Item 3 — Legal Proceedings
      In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. Subsequently, the Company was named as a defendant in several putative class action lawsuits alleging civil damages and requesting injunctive relief. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws. The Company is cooperating with the Department of Justice in its investigation and is vigorously defending itself in the putative class action lawsuits. Management does not expect this investigation or the lawsuits to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.
      In a July 23, 2004, press release, Ferro announced that its Polymer Additives business performance in the second quarter fell short of expectations and that its Audit Committee would investigate possible inappropriate accounting entries in Ferro’s Polymer Additives business. See further information in Item 1 — Business, Restatement, regarding the investigation. A consolidated putative securities class action lawsuit arising from and related to the July 23, 2004, announcement is currently pending in the United States District Court for the Northern District of Ohio against Ferro, its deceased former Chief Executive Officer, its Chief Financial Officer, and a former operating Vice President of Ferro. This claim is based on alleged violations of federal securities laws. Ferro and the named executives consider these allegations to be unfounded, are vigorously defending this action and have notified Ferro’s directors and officers liability insurer of the claim. Because this action is in its preliminary stage, the outcome of this litigation cannot be determined at this time.
      On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. The Company considers these allegations to be unfounded, is vigorously defending this action, and has notified Ferro’s fiduciary liability insurer of the claim. Because this action is in the preliminary stage, the outcome of this litigation cannot be determined at this time.
      In addition, on October 15, 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on Ferro’s Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations in relation to the same allegations. Ferro’s Belgian subsidiary acquired its BBP business from Solutia Europe S.A./ N.V. (“SOLBR”) in August 2000. Ferro promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend Ferro and its Belgian subsidiary with respect to these investigations. In response to Ferro’s notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters, subject to reservation of rights. In December 2005, the Hungarian authorities imposed a de minimus fine on Ferro’s Belgian subsidiary, and the Company expects the German and Belgian authorities also to assess fines for the alleged conduct. Management cannot predict the amount of fines that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for such fines.
      In October 2005, the Company performed a routine environmental, health and safety audit of its Bridgeport, New Jersey facility. In the course of this audit, internal environmental, health and safety auditors assessed the Company’s compliance with the New Jersey Department of Environmental Protection’s (“NJDEP”) laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). On October 31, 2005, the Company disclosed to the NJDEP that it had identified potential violations of the WPCA and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In December 2005, the Company met with the NJDEP to discuss the Company’s investigation and potential settlement of this matter, which would involve the payment of civil administrative penalties. The NJDEP is reviewing the matter and the Company expects the NJDEP to propose a penalty settlement during the first half of 2006. At this time, although management cannot estimate with certainty the ultimate penalty or related costs that may result from this matter, management does not expect such penalties to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

      There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
Item 4 — Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of Ferro’s security holders during the fourth quarter of the fiscal year covered by this report.
Executive Officers of the Registrant
      Below are set forth the name, age and positions held by each individual serving as an executive officer of the Company as of February 28, 2006, as well as their business experience during the past five years. Years indicate the year the individual was named to or held the indicated position. There is no family relationship between any of Ferro’s executive officers.
James F. Kirsch — 48

President and Chief Executive Officer, 2005
President and Chief Operating Officer, 2004
President, Premix Inc., and President, Quantum Composites Inc., manufacturers of thermoset molding compounds, parts and sub-assemblies for the automotive, aerospace, electrical and HVAC industries, 2002
President and Director, Ballard Generation Systems Inc., a producer of hydrogen proton exchange membrane (PEM) fuel cells and component systems; Vice President, Ballard Power Systems Inc., a subsidiary of Ballard Generation Systems Inc., 1999
James C. Bays — 56

Vice President and General Counsel, 2001
Senior Vice President, General Counsel and Chief Legal Officer, Invensys plc, a global supplier of automation and control systems, 1996
Thomas M. Gannon — 56

Vice President and Chief Financial Officer, 2003
Chief Operating Officer, Riverwood International Corporation, a global supplier of paperboard packaging products, 2001
Executive Vice President, Commercial Operations, Riverwood International Corporation, 1998
Ann E. Killian — 51

Vice President, Human Resources, 2005
Vice President, Human Resources, W. W. Holdings, LLC, a manufacturer and distributor of doors, frames and hardware products for the commercial construction industry, 2003
Vice President, Compensation & Benefits, TRW Inc., a provider of advanced technology products and services for the global automotive, aerospace and information systems markets, 1999
Celeste Beeks Mastin — 37

Vice President, Color and Glass Performance Materials, 2004
World Wide Business Director, Performance Pigments and Colors, 2003
Vice President and General Manager, Bostik Findley, Inc., Nonwovens Division, a global producer of adhesives, 2001
General Manager, Nitta Findley Co., Ltd., a distributor of adhesive products in Japan, 2001
Global Sales and Marketing Director, Ato Findley, Inc./ Bostik Findley, Inc., a global producer of adhesives, 2000

Michael J. Murry — 55

Vice President, Coatings, 2005
President, Chief Executive Officer, and Director, Catalytica Energy Systems, Inc., a provider of products that reduce nitrogen oxides (NOx) emissions for the transportation and power generation industries, 2003
Vice President and General Manager, Ballard Power Systems Inc., a producer of hydrogen proton exchange membrane (PEM) fuel cells and component systems, 2001
Chief Operating Officer, Ballard Generation Systems Inc., a subsidiary of Ballard Power Systems Inc., 2000
Peter T. Thomas — 50

Vice President, Pharmaceuticals and Fine Chemicals and Polymer Additives, 2004
Vice President, Pharmaceuticals and Fine Chemicals, 2003
Worldwide Business Director, Pharmaceuticals and Fine Chemicals, 2002
Commercial Director, Performance and Fine Chemicals, 2001
Commercial Director, Polymer Additives, 2000

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Quarterly Data
      The quarterly high and low intra-day sales prices and dividends declared per share for the Company’s common stock during 2004 and 2003 are presented below:

	2004			2003

	High	Low	Dividends	High	Low	Dividends

First Quarter	$27.62	24.21	0.145	24.68	19.24	0.145
Second Quarter	$27.40	24.08	0.145	24.75	20.20	0.145
Third Quarter	$26.50	18.47	0.145	23.57	20.62	0.145
Fourth Quarter	$23.51	20.18	0.145	27.47	20.00	0.145
      The common stock of the Company is listed on the New York Stock Exchange under the ticker symbol FOE. At February 28, 2006, the Company had 1,749 shareholders of record for its common stock.
      The Company intends to continue to declare quarterly dividends on its common stock, however, no assurances can be made as to the amount of future dividends, since such dividends are subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements, and other matters concerning liquidity included herein in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7.

Item 6 —	Selected Financial Data
      The following table presents selected financial data for the last five years ended December 31. Financial data for 2000 through 2003 reflect voluntary early adoption of EITF No. 04-06. See further information regarding restatement in Note 2 to the Company’s consolidated financial statements included herein under Item 8.

		Restated
	2004	2003(b)(c)	2002(b)	2001(b)	2000(b)

	(Dollars in millions, except per share data)
Net sales	$1,843.7	1,615.6	1,528.5	1,246.5	1,173.0
Income from continuing operations	$27.8	9.6	33.2	29.9	69.3
Diluted earnings per share from continuing operations	$0.62	0.18	0.80	0.79	1.82
Cash dividends per share	$0.58	0.58	0.58	0.58	0.58
Total assets	$1,773.4	1,731.3	1,603.6	1,732.2	1,126.8
Long-term debt, including current portion	$498.8	525.3	444.4	831.4	352.5
Total debt(a)	$510.6	538.6	562.1	939.5	530.6

(a)	Total debt is comprised of long-term debt, including current portion, notes and loans payable, borrowings under asset securitization and leveraged lease programs. See further information in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for discussion on the asset securitization and leveraged lease programs.

(b)	Reflects voluntary early adoption of EITF No. 04-06.

(c)	Selected financial data for 2003 has been restated. See Note 2 to the consolidated financial statements included herein under Item 8.
      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS No. 142) for business combinations consummated after June 30, 2001, as of July 1, 2001, and adopted FAS No. 142 in its entirety effective January 1, 2002. Accordingly, all goodwill and other intangible assets having indefinite useful lives are not amortized but instead are subject to impairment testing on at least an annual basis. Before the adoption of any provisions of FAS No. 142, goodwill and intangible assets having indefinite useful lives were amortized ratably over their estimated useful lives.
      In September 2001, the Company acquired from OM Group, Inc. certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (dmc2). See further information regarding the transaction in Note 9 to the Company’s consolidated financial statements included herein under Item 8.
      On September 30, 2002, Ferro completed the sale of its Powder Coatings business unit. On June 30, 2003, the Company completed the sale of its Petroleum Additives business and its Specialty Ceramics business. For all periods presented, the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses have been reported as discontinued operations. The divestiture of the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses are further discussed in Note 11 to the Company’s consolidated financial statements included herein under Item 8. The results of these divested operations are excluded from the information presented in the table below.
      Quarterly information from continuing operations is set forth below:

				Per Common Share

Quarter	Net Sales	Cost of Sales	Income	Basic Earnings	Diluted Earnings

	(Dollars in millions, except per share data)
2003
1*	$397.6	$298.6	$5.8	$0.13	$0.13
2*	414.2	319.6	3.1	0.06	0.06
3*	397.6	308.4	(2.4)	(0.07)	(0.07)
4*	406.2	315.8	3.1	0.06	0.06

Total*	$1,615.6	$1,242.4	$9.6	$0.18	$0.18

2004
1*	$461.6	$359.9	$9.0	$0.20	$0.20
2	482.6	375.5	11.8	0.27	0.27
3	451.6	358.9	6.5	0.14	0.14
4	447.9	367.2	0.5	0.00	0.00

Total	$1,843.7	$1,461.5	$27.8	$0.62	$0.62

*	Restated
      The impact of the restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2004, and will be reported in an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and in Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004, and September 30, 2004.
      The quarterly data presented above has not been subject to a review by the independent registered public accounting firm, conducted in accordance with standards established by the Public Company Accounting Oversight Board.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
      Market conditions in 2004 were generally favorable, resulting in increased demand for all of the Company’s major product offerings. Improved economic conditions in North America drove regional volume growth in excess of 12%. Volume growth in Asia Pacific and Latin America improved by 11% and 9%, respectively, while European volume declined by nearly 3%. Consolidated net sales increased by approxi-

mately 14%. In addition to increased consolidated volumes, sales also benefited from higher average selling prices and favorable foreign currency exchange rates.
      Beyond fundamental product demand, the market factors that most affected 2004 results include the following:

•	Increased raw material costs and our ability to raise selling prices,

•	A deterioration in the primary market served by the Electronic Materials Segment in the second half of 2004,

•	Cost control initiatives, including restructuring programs,

•	Costs incurred for the accounting investigation and restatement process, and

•	Sales of assets.
      Raw material costs in general increased substantially during the year, and the Company was unable to fully recover the raw material cost increases through pricing actions, resulting in lower profit margins. Increased raw materials costs and the Company’s inability to pass these higher costs onto customers had a particularly adverse impact on the Polymer Additives, Specialty Plastics and Performance Coatings segments. This adverse impact, across the Company, was more pronounced in the second half of the year, resulting in decreased operating results in the second half of 2004 compared to the first half of the year.
      Demand for electronic materials also weakened in the second half of 2004. Following a very strong start to 2004 for the Company’s Electronic Materials segment, demand in the electronics market slowed as a result of customers’ inventory corrections. The inventory corrections caused a substantial sales decline in the fourth quarter, compared to the previous three quarters of 2004.
      As a result of increasing raw material costs in most of the Company’s businesses and lower sales for the Electronic Materials and Color and Glass Performance Materials segments, segment income declined by approximately 50% from $72.1 million in the first half of 2004 to $34.3 million in the second half.
      Income from continuing operations for the year increased to $27.8 million from $9.6 million in 2003. The income improvement was driven by increased sales volumes, higher average selling prices and lower selling, general and administrative (“SG&A”) expenses, partially offset by higher raw material costs. During 2004, the Company benefited from the sale of its interest in a joint venture and an operating facility. The pre-tax gains on these sales totaled approximately $6.9 million. Net Income for 2004 also benefited from lower restructuring costs relative to 2003, partially offset by costs incurred in support of the accounting investigation and restatement process.
      During the year, the Company remained focused on working capital management and cash flow, generating net cash provided by continuing operations of $62.6 million which enabled a further reduction in total debt, as defined in Item 6, of $28.0 million.

Outlook
      Due to the timing of the filing of this Form 10-K, it is not meaningful to provide an outlook for the calendar year 2005. Refer to Form 8-K’s filed or furnished to the Securities and Exchange Commission by the Company during 2005.

Results of Operations

Comparison of the years ended December 31, 2004 and 2003 (restated)
      Sales from continuing operations for the year ended December 31, 2004, of $1,843.7 million were 14.1% higher than the $1,615.6 million of sales for the comparable 2003 period. Increased volumes in North America, Asia-Pacific and Latin America were the primary drivers for the revenue gain. Increased volumes were driven by improved economic conditions in North America, particularly in construction, automotive, appliance and vinyl processing end markets coupled with increased demand for electronic materials and continued volume gains in Asia for tile coatings products. Europe also recorded increased sales due to the year-over-year change in foreign currency exchange rates. On a consolidated basis, the impact of strengthening currencies, in particular the Euro, improved revenue by approximately $61 million.
      Gross margin (net sales less cost of sales) was 20.7% of sales compared with 23.1% for the comparable 2003 period. The reduced gross margin compared with the prior year stemmed primarily from increased raw material and energy costs that were only partially recovered through price adjustments. Increased costs of many basic materials, including crude oil and related petrochemical feedstocks, base and precious metals, and agricultural based commodities, drove much of the raw material cost increases. In addition, tight supply positions and strong global demand for basic plastics, including polypropylene, polystyrene, and polyethylene, further pressured raw material costs.
      Selling, general and administrative expenses from continuing operations were $312.4 million, or 16.9% of sales for 2004 compared to $315.9 million, or 19.6% of sales for 2003. The strength of foreign currencies, primarily the Euro, increased 2004 reported costs by approximately $11 million. Excluding the impact of foreign currencies, SG&A declined by approximately $14 million. Differences in restructuring charges were a primary driver for the decline. In 2004, the Company recorded in SG&A $2.5 million of restructuring charges compared to $10.1 million in 2003. Restructuring savings from the actions taken in 2003 and other expense reductions initiated during 2004 further contributed to the decline, offsetting $2.7 million in expenses incurred as a result of the accounting investigation coupled with other cost increases, including pensions and research and development.
      Earnings for the year ended December 31, 2004 included total pre-tax charges of $9.3 million related primarily to restructuring activities and the investigation and restatement process. Earnings for the year ended December 31, 2003 included pre-tax charges of $14.2 million related primarily to restructuring costs, consisting principally of employee termination expenses related to facility rationalization, overhead reduction and lease buy-out costs. Of the $9.3 million of charges incurred in 2004, $2.6 million were recorded in cost of sales, $5.2 million in SG&A expenses, and $1.5 million in miscellaneous expense.
      Interest expense from continuing operations declined from $43.1 million for 2003 to $42.0 million for 2004. This change was driven by a decline in interest expense relating to capitalized lease obligations. This decline was partially offset by increased interest on the Company’s credit facility driven by higher average interest rates and increases in credit facility fees offset partially by reduced average debt levels during 2004.
      Net foreign currency loss for the year ended December 31, 2004 was $3.0 million as compared to $1.2 million for the prior year. The current year includes a $1.0 million loss from the write-off of accumulated translation adjustments associated with the liquidation of a joint venture company. The Company uses certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
      A pre-tax gain of $5.2 million was recognized in 2004 for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. There were no similar gains or losses in the prior year.
      Net miscellaneous income for the year was $0.4 million as compared to expense of $1.8 million in 2003. The majority of the increase in net miscellaneous income resulted from gains associated with an asset sale. The Company recorded a $1.7 million pre-tax gain on the sale of a manufacturing facility. This asset related gain was partially offset by costs incurred to recognize unrealized losses on natural gas contracts. In 2004 the Company recorded a gain of $0.9 million for the mark-to-market valuation of gas contracts versus a $0.6 million gain in 2003.
      Income tax as a percentage of pre-tax income from continuing operations for the year ended December 31, 2004 was 10.7% compared to 19.8% for the year ended December 31, 2003. Contributing to the decline in the effective tax rate were several positive adjustments to the Company’s tax provision, primarily in the fourth quarter, the largest of which was due to a reduction in a valuation allowance for a deferred tax asset associated with a net operating loss carryforward that is expected to be realized. The positive effect of the tax adjustments recorded in the fourth quarter of 2004 was approximately $3.1 million.
      Income from continuing operations for the year ended December 31, 2004 was $27.8 million compared with $9.6 million for the year ended December 31, 2003. Diluted earnings per share from continuing operations totaled $0.62 for the year ended December 31, 2004 compared with $0.18 in 2003.
      There were no businesses reported as discontinued operations in the year ended December 31, 2004. The Company, however, recorded a loss of $2.9 million, net of taxes, in 2004 related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The loss from discontinued operations in 2003 was $0.9 million. The 2003 results include the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. The disposal of the Petroleum Additives and Specialty Ceramics business units resulted in a gain, net of income taxes, of $3.1 million in the year ended December 31, 2003. In addition, certain post-closing matters increased the previously recorded gain on the 2002 sale of Powder Coatings business by $2.2 million. Diluted earnings per share from discontinued operations totaled a loss of $0.07 for December 31, 2004 compared to a $0.11 gain for the year ended December 31, 2003.
      Net income for the year ended December 31, 2004 totaled $24.9 million, or $0.55 per diluted share versus $14.1 million, or $0.29 per diluted share for the year ended December 31, 2003.
      Performance Coatings Segment Results. For 2004, sales in the Performance Coatings segment increased 9.7% to $466.5 million compared to $425.1 million for 2003. The higher revenue is primarily due to improved economic conditions in North America, resulting in increased sales to the appliance market, increased demand for tile coatings products, principally driven by increased market demand in Asia, and the favorable impact of foreign currency exchange rates. These gains were partially offset by volume declines related to key European end markets for tile coatings and a slightly lower average selling price. Operating income for the segment was $23.9 million for the year ended December 31, 2004 compared with operating income of $26.2 million in the prior year. The decline in segment income was driven primarily by higher raw material costs partially offset by slightly lower SG&A costs.
      Electronic Materials Segment Results. For 2004, sales in the Electronic Materials segment increased 14.8% to $388.3 million compared to $338.3 million for 2003. The higher revenue is primarily due to volume growth to support global semiconductor demand. Segment revenues also benefited from the favorable impact of foreign currency exchange rates. Operating income for the segment was $33.2 million for the year ended December 31, 2004 compared with operating income of $21.0 million in the prior year. The increase in segment income reflects the increased demand from the electronics industry and higher operating rates, partially offset by increased SG&A costs, primarily due to increased research and development spending. As noted in the Overview Section above, while the Electronic Materials Segment results were favorable for 2004, operating results declined substantially late in the year. Following a very strong first eight months of 2004, demand in the electronics market slowed as a result of customers’ inventory corrections which caused a substantial sales decline in the fourth quarter, compared to the previous three quarters of 2004.
      Color and Glass Performance Materials Segment Results. Sales in the Color and Glass Performance Materials segment were $355.9 million for 2004, an increase of 16.5% versus $305.4 million in the prior year. Both increased volumes and a higher average selling price drove the year-over-year sales increase. Demand for products serving construction and container glass markets were major contributors to the increased volume, partially offset by a decline in sales to the dinnerware market. Appreciating foreign currency exchange rates relative to the U.S. dollar also added to the increase. Segment operating income decreased to $37.1 million from $41.7 million in 2003. The lower segment income was due primarily to higher raw material costs that the Company was unable to recover through pricing initiatives and increased SG&A expenditures.
      Polymer Additives Segment Results. Sales in the Polymer Additives segment were $280.2 million for 2004, an increase of 16.6% versus $240.4 million in the prior year. The year-over-year increase in sales was primarily due to improved demand from the North American end markets, including vinyl processing and construction. Increased pricing and appreciating foreign currency exchange rates relative to the U.S. dollar also added to the increase. These sales gains were partially offset by weakness in Europe, excluding the effect of foreign currency. Segment operating income for 2004 was a loss of $0.9 million versus income of $2.5 million in 2003. The lower segment income was due primarily to higher raw material cost that the Company was unable to recover through pricing initiatives coupled with increased SG&A spending.
      Specialty Plastics Segment Results. Sales in the Specialty Plastics segment were $265.0 million for 2004, an increase of 12.3% versus $236.0 million in the prior year. The year-over-year increase in sales was primarily due to improved demand for North American durable goods, including automobiles and appliances. Increased pricing coupled with appreciating foreign currency exchange rates relative to the U.S. dollar also added to the increase. These sales gains were partially offset by weakness in Europe, where volumes declined by approximately 7%. Segment operating income decreased to $9.6 million from $12.8 million in 2003. The lower segment income was due primarily to higher raw material cost that the Company was unable to recover through pricing initiatives, partially offset by lower SG&A spending.
      Other Segment Results. Sales in the Other segment were $87.8 million for 2004, an increase of 24.7% versus $70.4 million in the prior year. Operating income improved to $3.6 million from $3.1 million in 2003.
      Geographic Sales. Sales in the United States were $900.0 million for the year ended December 31, 2004 compared with sales of $776.4 for the year ended December 31, 2003. The increase was primarily due to increased volumes sold to the electronics industry coupled with improved demand in construction, automotive, appliance, and vinyl processing end markets. International sales were $943.7 million in 2004 compared with $839.2 million in 2003. The majority of the international sales increase occurred in Europe due to the strengthening of the Euro against the dollar and in the Asia-Pacific region due to volume growth.
      Cash Flows. Net cash provided by operating activities of continuing operations for the year ended December 31, 2004, was $62.6 million, compared with $4.6 million for 2003. The difference between the two periods was driven primarily by changes in net income, working capital balances, and use of the asset securitization facility.
      Cash used for investing activities was $18.3 million in 2004 compared with $49.7 million in 2003. Capital expenditures for continuing operations were $39.1 million in 2004 compared to $36.1 million in 2003. Cash used for investing activities in 2003 included a $25.0 million buy out of an operating lease agreement, accounting for the majority of the change in cash used for investing activities between 2004 and 2003.
      Net cash used for financing activities was $52.0 million in 2004 compared with a source of $53.6 million in 2003. Cash used in 2004 reflects primarily debt reduction and dividends paid to the Company’s shareholders. The Company increased debt in 2003 primarily to buy-out an operating lease arrangement.
      Net cash used for operating activities of discontinued operations was $1.6 million in 2004 versus $1.1 million in 2003. Net cash provided by investing activities of discontinued operations was $19.3 million in 2003, including the proceeds from the sale of the Company’s Specialty Ceramics and Petroleum Additives businesses.
      Related Party Transactions. Transactions with unconsolidated affiliates included sales of $19.4 million and $5.5 million in 2004 and 2003, respectively, and purchases of $6.4 million and $2.2 million in 2004 and 2003, respectively. At December 31, 2004, the Company had a € 2.4 million guarantee outstanding, expiring February 21, 2008, to support the borrowing of an unconsolidated affiliate, and also had $2.8 million due to Ferro Finance Corporation. In addition, Ferro purchased raw material from a company whose controlling interest is held by a company whose chief executive officer currently serves on the Company’s Board of Directors. These purchases amounted to $14.3 million in 2004 and $7.0 million in 2003. There were no payables outstanding relating to these purchases at December 31, 2004.

Comparison of the years ended December 31, 2003 (restated) and 2002
      Sales from continuing operations for the year ended December 31, 2003, of $1,615.6 million were 5.7% higher than the $1,528.5 million of sales for 2002. The impact of strengthening currencies, in particular the Euro, improved revenue by 6.6% during the year ended December 31, 2003. Higher volumes in the Asia

Pacific region and North America also contributed to the sales increase for the year 2003 but were partially offset by lower volumes in Europe stemming from continued economic weakness.
      Gross margin from continuing operations was 23.1% of sales compared with 25.1% for the prior year. The reduced gross margin compared with the prior year stemmed from raw material cost increases particularly in the Performance Coatings, Polymer Additives and Specialty Plastics segments only partially recovered through price adjustments.
      Selling, general and administrative expenses from continuing operations were $315.9 million for the year ended December 31, 2003, compared with $282.5 million for 2002. The $33.4 million increase in SG&A expenses was caused primarily by the effect of stronger foreign currencies against the U.S. dollar of approximately $19 million, increased integration and restructuring costs of $5.0 million and higher pension expense. In addition, research and development spending increased by $6.4 million compared to the same period of 2002 primarily to support research activities for the Company’s electronic materials, color and glass and pharmaceuticals businesses.
      Earnings for the year ended December 31, 2003 included pre-tax charges of $14.2 million primarily related to restructuring costs, consisting principally of the costs of terminating employees related to facilities rationalization, overhead reduction and lease buy-out costs. The year ended December 31, 2002 included $9.4 million of similar charges. Of the $14.2 million of charges incurred in 2003, $3.6 million were recorded in cost of sales, $10.1 million in selling, general and administrative expenses, and $0.5 million in miscellaneous expense.
      Interest expense from continuing operations was $43.1 million for the year ended December 31, 2003, compared with $46.1 million for the year ended December 31, 2002. The decrease is due to both lower levels of borrowing and lower average interest rates in 2003 compared with 2002. Partially offsetting these decreases were higher interest costs associated with capital lease obligations and higher credit facility fees.
      Net foreign currency loss for the year ended December 31, 2003, was $1.2 million as compared to $0.4 million for the year ended December 31, 2002. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
      There were no gains or losses for sales of businesses for the year ended December 31, 2003. In 2002, the Company recorded a $0.5 million pre-tax gain for the sale of an Australia based Polymer Additives business.
      Miscellaneous expense, net, for the year ended December 31, 2003 was $1.8 million as compared to expense of $9.1 million for the year ended December 31, 2002. The primary components of the net 2003 expense included minority interest expense offset by affiliated income, gains on sales of assets and mark-to-market adjustments on natural gas contracts. The decline in 2003 relates to higher gains on marked to market derivatives and gains on sales of assets as compared to 2002. Also, minority interest expense was higher in 2002 versus 2003.
      Income tax as a percentage of pre-tax income from continuing operations for the year ended December 31, 2003 was 19.8% compared with 30.5% for the year ended December 31, 2002. Contributing to this decline in the effective tax rate was a decrease in the valuation allowance resulting from the utilization of a capital loss and tax benefits realized from export sales.
      Income from continuing operations for the year ended December 31, 2003, was $9.6 million compared with $33.2 million for the year ended December 31, 2002. Diluted earnings per share from continuing operations totaled $0.18 for the year ended December 31, 2003 compared with $0.80 for the year ended December 31, 2002.
      The loss from discontinued operations was $0.9 million for the year ended December 31, 2003, compared with income of $6.2 million for the year ended December 31, 2002. Prior year results included the Company’s Powder Coatings business unit, which was divested in September 2002, and full year results for the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. A gain on the disposal of the Company’s Powder Coatings business of $33.8 million, net of income taxes of $20.2 million, was recorded in the year ended December 31, 2002. The disposal of the Petroleum Additives and Specialty Ceramics business units resulted in a gain of $3.1 million, net of income taxes of $1.0 million, in the year ended December 31, 2003. In addition, certain post-closing matters increased the previously recorded gain on the sale of the Powder Coatings business by $2.2 million, net of income taxes. Diluted earnings per share from discontinued operations totaled $0.11 for the year ended December 31, 2003, compared to $0.97 for the year ended December 31, 2002.
      Net income for the year ended December 31, 2003 totaled $14.1 million compared with net income of $73.2 million for the year ended December 31, 2002. The decline was primarily due to $35.6 million in lower contribution from discontinued operations, including the $33.8 million gain from the sale of Powder Coatings, raw material cost increases and lower operating rates. Diluted earnings per share were $0.29 for the year ended December 31, 2003 versus diluted earnings of $1.77 for the year ended December 31, 2002.
      Performance Coatings Segment Results. Sales in the Performance Coatings segment were $425.1 million for the year ended December 31, 2003, compared with sales of $410.8 million for the year ended December 31, 2002. The increase of 3.5% in sales is due to the effect of currency exchange rates and slightly higher volumes for tile coatings products, partially offset by lower average selling prices. Operating income for the segment was $26.2 million for the year ended December 31, 2003, compared with operating income of $35.1 million for the year ended December 31, 2002. The decrease in segment income reflects lower volumes related to key international end markets for tile coatings and porcelain enamel coupled with the lower average selling price and higher raw material costs. This decrease was partially offset by cost-saving actions taken throughout the year.
      Electronic Materials Segment Results. For 2003, sales in the Electronic Materials segment increased 19.0% to $338.3 million compared to $284.3 million for 2002. The higher revenue is primarily due to volume growth to support global semiconductor demand and higher average precious metal pricing. The costs associated with precious metals, which are contained in the Company’s products, are passed directly to customers. This pass through positively affects revenues as average metal pricing increases but does not materially contribute to operating income. Segment revenues also benefited from the favorable impact of foreign currency exchange rates. Operating income for the segment was $21.0 million for the year ended December 31, 2003 compared with operating income of $18.1 million in the prior year. The increase in segment income reflects the increased demand from the electronics industry, partially offset by increased SG&A costs, primarily for increased research and development spending.
      Color and Glass Performance Materials Segment Results. Sales in the Color and Glass Performance Materials segment were $305.4 million for the year ended December 31, 2003, compared with sales of $291.5 million for the year ended December 31, 2002. The year-over-year increase in sales was due to the effect of currency exchange rates, partially offset by a lower average selling price and reduced volumes. Operating income for the segment was $41.7 million for the year ended December 31, 2003, compared with $43.1 million for the year ended December 31, 2002. The lower segment income was due primarily to the impact of the lower sales volume and increased SG&A spending.
      Polymer Additives Segment Results. Sales in the Polymer Additives segment were $240.4 million for the year ended December 31, 2003, a decline of 2.7% from the $247.1 million recorded for the year ended December 31, 2002. The year-over-year decline in sales was due to a 4% reduction in global volumes, partially offset by an increase in average selling prices. Operating income for the segment was $2.5 million for the year ended December 31, 2003, compared with $19.3 million for the year ended December 31, 2002. The lower segment income was due primarily to the impact of lower sales volume coupled with higher raw material costs that the Company was unable to recover through pricing initiatives.
      Specialty Plastics Segment Results. Sales in the Specialty Plastics segment were $236.0 million for the year ended December 31, 2003, compared with sales of $231.7 million for the year ended December 31, 2002. The year-over-year increase in sales was due to the positive effect of currency exchange rates, while global volumes declined by nearly 4%. Operating income for the segment was $12.8 million for the year ended December 31, 2003, compared with $15.4 million for the year ended December 31, 2002. The lower segment income was due primarily to the impact of the lower sales volume and higher raw material costs that the Company was unable to recover through pricing initiatives.
      Other Segment Results. Sales in the Other segment were $70.4 million for 2003, an increase of 11.7% versus $63.1 million in the prior year. Operating income improved to $3.1 million from a loss of $0.2 million in 2002.
      Geographic Sales. Sales in the United States were $776.4 million for the year ended December 31, 2003, compared with sales of $758.6 million for the year ended December 31, 2002. The increase was primarily due to higher sales in the electronics business unit. International sales were $839.2 million for the year ended December 31, 2003, compared with sales of $769.9 million for the year ended December 31, 2002. The majority of the international sales increase occurred in Europe due to the strengthening of the Euro against the dollar and in the Asia-Pacific region due to volume growth.
      Cash Flows. Net cash provided by operating activities of continuing operations for the year ended December 31, 2003, was $4.6 million, compared with $171.6 million for 2002. The difference was driven principally by a decline in net income, excluding discontinued operations, and increased working capital requirements coupled with changes in usage of the asset securitization program. The increase in working capital was caused primarily by an increase in accounts and trade notes receivable and inventory levels in 2003. The increase in accounts and trade notes receivable reflects the impact of the Euro and higher volumes in the Asia Pacific region and North America.
      Cash used for investing activities of continuing operations was $69.0 million in 2003 compared with $38.8 million in 2002. The increase in cash used for investing activities in 2003 was primarily due to the $25.0 million buy out of an operating lease agreement and purchase price settlement payments of approximately $8.5 million related to the dmc2 acquisition.
      Net cash provided by financing activities was $53.6 million in 2003 compared with a usage of $283.3 million in 2002. The cash used in the prior year reflects the repayment of long-term debt and the capital markets facility offset partially by the net proceeds from the issuance of common stock. Cash provided in 2003 reflects increased long-term debt.
      Net cash used for operating activities of discontinued operations was $1.1 million in 2003 compared with net cash provided by operating activities of discontinued operations of $17.4 million in 2002. Net cash provided by investing activities of discontinued operations was $19.3 million in 2003, including the proceeds from the sale of the Company’s Specialty Ceramics and Petroleum Additives businesses of $19.7 million, as compared to cash provided by investing activities of discontinued operations in 2002 of $129.3 million, including proceeds from the sale of Powder Coatings of $131.4 million.
      Related Party Transactions. Transactions with unconsolidated affiliates included sales of $5.5 million and $4.8 million in 2003 and 2002, respectively, and purchases of $2.2 million and $1.5 million in 2003 and 2002, respectively. At December 31, 2003, the Company had a € 2.4 million guarantee outstanding, expiring February 21, 2008, to support the borrowing of an unconsolidated affiliate, and also had $2.8 million due to Ferro Finance Corporation. In addition, Ferro purchased raw material from a company whose controlling interest is held by a company whose chief executive officer currently serves on the Company’s Board of Directors. These purchases amounted to $7.0 million in 2003 and $1.2 million in 2002. Payables relating to these purchases were $0.7 million at December 31, 2003.

Liquidity and Capital Resources
      The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. Capital expenditures were $39.1 million and $36.1 million for the years ended December 31, 2004 and 2003, respectively. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. The Company has a $300 million revolving unsecured senior credit facility, of which $162.6 million was available as of December 31, 2004. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $100 million, subject to the level of qualifying accounts receivable. See further information regarding the Company’s credit facilities included in Note 4 to the Company’s consolidated financial statements included herein under Item 8.
      At December 31, 2004, the Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BB+ by Standard & Poor’s Rating Group (“S&P”). In the second quarter of 2005, the Company’s senior credit rating was downgraded to Ba1 by Moody’s and BB by Standard & Poors. In March 2006, Moody’s downgraded its rating to B1 and then withdrew its ratings, and Standard & Poors downgraded their rating to B+. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.
      The senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating of the senior notes is below investment grade.
      The 8.0% debentures, due 2025, are redeemable at the option of the Company at any time after June 15, 2005, for redemption prices ranging from 103.31% to 100% of par. The 7.125% debentures, due 2028, are redeemable at the option of the Company at any time for the principal amount then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The 7.625% debentures, due 2013, and the 7.375% debentures, due 2015, are not redeemable before maturity.
      The indentures under which the senior notes and the debentures are issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; creation of additional liens; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. Prior to the filing of this Form 10-K, the Company had not filed with the Securities and Exchange Commission its annual report for 2004 and still has not filed its Form 10-Qs for the third quarter of 2004 and each of the first three quarters of 2005 or its Form 10-K for fiscal year 2005 (the “SEC Filings”) as a result of the restatement process. For this reason, the Company was also unable to provide an Officer’s Certificate for 2004 in a timely manner. Consequently, the Company has failed to comply with its financial reporting covenants. After the close of business on March 30, 2006, the Company received a notice of default with respect to its failure to file the SEC Filings from a holder of the 7.375% Debentures due 2015 (the “Notes”) of which $25 million is outstanding. Under the terms of the indenture governing the Notes, the Company has a 90-day period in which to cure the failure to file the SEC Filings or obtain a waiver. If the Company does not cure or obtain a waiver within the 90-day period, an event of default will have occurred, and the holders of the Notes may declare the $25 million of principal immediately due and payable. In addition, as described above, the resulting event of default would trigger cross-default provisions for all other series of debt issued under the indenture as well as under the agreements governing most of the Company’s other outstanding indebtedness. The Company does not expect to cure the failure to file the overdue SEC filings within the 90 day period and intends to pursue a waiver. Whether or not any such defaults are triggered, management plans to enter into the New Credit Facility (described below) on or before June 29, 2006 and to continue its Asset Securitization Program (described below) so that the Company is in a position to be able to repay any indebtedness that may be accelerated as a result of a default and also to prepay or redeem such other indebtedness as the circumstances may warrant.

Revolving Credit Facility
      The Company’s revolving credit facility expires September 7, 2006 and contains financial covenants relating to total debt, fixed charges and EBITDA (earnings before interest, taxes, depreciation and amortization), cross default provisions with other debt obligations, and customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. In addition, if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P, as it currently is, the Company and its material subsidiaries are required to grant, within 30 days from such a rating downgrade, security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. As a result, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company’s senior notes and debentures. The Company’s ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales.
      During 2004, the Company was granted waivers from the banks providing the revolving credit facility for financial reporting delays. The delays were a result of the Company’s restatement of its 2003 and first quarter 2004 consolidated financial information. See further information regarding the restatement in Note 2 to the Company’s consolidated financial statements included herein under Item 8. Subsequent to December 31, 2004, the revolving credit agreement was amended to relax certain financial covenants, and the Company obtained amended waivers for financial reporting delays. In March 2006, the Company executed a commitment letter for a $700 million credit facility (the “New Credit Facility”) from a syndicate of lenders. The New Credit Facility will provide for a five year, $300 million multi-currency senior revolving credit facility and a six year, $400 million term loan facility. The Company expects to use the New Credit Facility to replace the existing credit facility, to repay any indebtedness that may be accelerated because of an event of default, and to prepay or redeem such other indebtedness as circumstances may warrant and to provide funds for working capital and general corporate purposes. In addition, the New Credit Agreement, is subject to, among other conditions, the negotiation, execution and delivery of definitive documentation; completion of lender’s due diligence; the absence of a disruptive or adverse change in the financial banking or capital markets; and compliance with certain Financial measures at the closing date. See further information regarding this subsequent event in Note 22 to the Company’s consolidated financial statements included herein under Item 8.

Off Balance Sheet Arrangements
      Asset Securitization Program. In 2000, the Company initiated an aggregate $150 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. During the fourth quarter of 2004, the Company amended the $100 million U.S. portion of the securitization program to resolve issues related to an earlier rating downgrade and delayed quarterly SEC filings. The Company also evaluated the $50 million European portion of the program and decided to cancel the European program since it had not been drawn upon during 2004 and due to changing regulatory requirements for this type of facility in Europe and changes that would have been required due to the rating downgrade. At the end of 2004, the Company had only the $100 million U.S. program remaining, and subsequently, extended the program through June 2006 and obtained amended waivers through March 2006 for financial reporting delays. The Company intends to replace, extend, amend or otherwise modify the U.S. asset securitization program prior to its June 2006 expiration, but has not yet decided upon the desired course of action. This decision will be based on other liquidity program decisions that will be made before the expiration date of the asset securitization program. While the Company expects to maintain a satisfactory U.S. asset securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
      The accounts receivable securitization facility contains cross-default provisions with other debt obligations and a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. Currently, the ratings are below the minimum and the Company is in the process of obtaining a wavier. There can be no assurance however, that the Company will be successful. The termination of this program at December 31, 2004, would have reduced the Company’s liquidity to the extent that the total program of $100 million exceeded advances outstanding of $3.6 million. The liquidity from the Company’s revolving credit facility of $300 million, under which $162.6 million was available at December 31, 2004, and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments if this program was terminated.
      Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (QSPE), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to various multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2003, $1.5 million had been advanced to the Company, net of repayments, under this program. During the twelve months ended December 31, 2004, $923.6 million of accounts receivable were sold under this program and $921.5 million of receivables were collected and remitted to FCC and the commercial paper conduits, resulting in a net increase in advances of $2.1 million and total advances outstanding at December 31, 2004 of $3.6 million.
      The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the receivables. In accordance with FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” neither the amounts advanced nor the corresponding receivables sold are reflected in the Company’s consolidated balance sheets as the trade receivables have been de-recognized with an appropriate accounting loss recognized and included in interest expense in the Consolidated Statements of Income included in Item 8 of this Form 10-K.
      The Company retains a beneficial interest in the receivables transferred to FFC or the conduits in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $108.5 million as of December 31, 2004, and $91.8 million as of December 31, 2003. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
      Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of

2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006 the Company had made deposits of $79.0 million.

Other Financing Arrangements
      In addition, the Company maintains other lines of credit and receivable sale programs to provide liquidity. Most of these lines are international and provide global flexibility for the Company’s liquidity requirements. At December 31, 2004, the unused portions of these lines provided approximately $27.0 million of additional liquidity. Also at December 31, 2004, the Company had a € 2.4 million guarantee outstanding, expiring February 21, 2008, to support the borrowing facilities of an unconsolidated affiliate.
      In June 2003, the Company bought out its $25.0 million leveraged lease program under which the Company leased certain land, buildings, machinery and equipment. The assets had a net carrying value of $24.0 million and an appraised value of $22.6 million. A loss of $1.4 million was recognized in cost of sales in 2003 as a result of the buyout. The program was accounted for as an operating lease.

Liquidity
      Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which $162.6 million was available as of December 31, 2004. This liquidity, along with the liquidity from the Company’s asset securitization program of which $96.4 million was available as of December 31, 2004, other financing arrangements and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. However, the Company has not met the financial reporting requirements under the debenture and senior notes due to the Company’s restatement process. In addition, its senior credit ratings are below the minimum required under the asset securitization program. In order to maintain adequate liquidity, the Company is in the process of obtaining a waiver under the asset securitization program and also entering into the New Credit Facility, previously described. There can be no assurance, however, that the Company will be successful in these efforts.
      The Company’s aggregate amount of obligations for the next five years and thereafter is set forth below:

	2005	2006	2007	2008	2009	Thereafter	Totals

	(Dollars in thousands)
Maturities of notes and debentures	$533	$589	$206	$206	$200,116	$155,207	$356,857
Revolving credit facility	—	137,400	—	—	—	—	137,400
Accounts receivable securitization facility	—	3,642	—	—	—	—	3,642
Obligations under capital leases	1,632	1,423	1,209	1,145	1,115	6,774	13,298
Obligations under operating leases	9,511	6,093	3,817	2,145	1,310	4,900	27,776
Supplemental retirement plan obligations	174	2,326	427	420	428	3,740	7,515

	$11,850	$151,473	$5,659	$3,916	$202,969	$170,621	$546,488

Derivative Financial Instruments
      Commodity Price Risk Management. The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company marks these contracts to fair market value and recognizes the resulting gains or losses as miscellaneous income or expense, respectively. The fair value of the contracts for natural gas was $(0.9) million and $0.6 million at December 31, 2004 and 2003, respectively.
      Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company had made deposits of $79.0 million. The fair value of the Company’s rights and obligations under these arrangements at December 31, 2004 and 2003 is not material.
      Costs of sales related to the consignment arrangements’ fees were $2.4 million for 2004, $1.6 million for 2003, and $2.0 million for 2002. At December 31, 2004 and 2003, the Company had 9.4 million and 8.3 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with market values of $106.4 million and $94.7 million, respectively.
      The consignment arrangements allow for the Company to replace the metals used in the manufacturing process by obtaining replacement quantities on the spot market and to charge the customer for the cost of the replacement quantities (i.e., the price charged to the customer is largely a pass-through). In certain circumstances, customers request at the time an order is placed, a fixed price for the metals cost pass-through. In these instances, the Company will enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, the Company enters into a forward purchase arrangement with a metal supplier to completely cover the value of the fixed price sales contract. The fair value of the fixed price contracts for future metal consignment replenishments are approximately $6.8 million and $1.3 million at December 31, 2004 and 2003, respectively. In accordance with FAS No. 133, the market value of these fixed price contracts is analyzed quarterly. Due to the short duration of the contracts (generally three months or less), the difference between the contract values and market values at any financial reporting date is not material.

Impact of Newly Issued Accounting Pronouncements
      The FASB’s Emerging Issues Task Force ratified Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in March 2004. The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 was delayed by FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10 – 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in September 2004; the delay of that effective date will be superseded concurrent with the final issuance of FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations or financial position.
      The FASB issued Statement No. 151, “Inventory Costs,” (FAS No. 151) in November 2004. FAS No. 151 is effective for fiscal years beginning after June 15, 2005, and amends the guidance of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The adoption of FAS No. 151 as of January 1, 2006, is not expected to have a material impact on the results of operations or financial position of the Company.

      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payments,” (FAS No. 123R) that requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — normally the vesting period. FAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards as of the adoption date. It provides three alternative transition methods, each having different reporting implications. In April 2005, the Securities and Exchange Commission published a rule allowing public companies with calendar year ends to delay the quarter in which they begin to expense stock options to first quarter 2006 from third quarter 2005. The Company is still evaluating the various implementation options and at this time is uncertain as to the impact on the Company’s results of operations or financial position.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (FAS No. 153). This statement, effective for fiscal periods ending after June 15, 2005, amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is expected to have no impact on the results of operations or the financial position of the Company.
      FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. Interpretation No. 47 clarifies that the term “conditional and retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its face value, if that value can be reasonably estimated. Management is evaluating the impact of Interpretation No. 47 and is uncertain as to the impact on the Company’s results of operations or financial position.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” (FAS No. 154) that replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the accounting for and reporting of a change in accounting principle. FAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company has no plans to make any voluntary changes in its accounting principles.

Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The policies discussed below are considered by management to be more critical than other policies because their application requires management’s most subjective or complex judgments, often a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development, selection and disclosure of these policies with the Audit Committee of the Board of Directors.

Environmental and Other Contingent Liabilities
      The Company expenses recurring costs associated with control and disposal of hazardous materials in current operations. Accruals for environmental remediation and other contingent liabilities, including those relating to ongoing, pending or threatened litigation, are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount accrued for environmental remediation reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Estimated costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the status of sites, and as assessments and cleanups proceed, accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available.

Income Taxes
      Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where substantial pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amount of tax assets, liabilities and tax expense. The Company’s tax assets, liabilities and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations and expectations of future earnings. Expectations of future earnings are the primary drivers underlying management’s evaluation of the valuation allowance on net deferred tax assets. Management considers the timing of the expected earnings, as well as the nature and amounts of expected future earnings, and also considers tax planning strategies under certain circumstances. However, the amounts recorded may materially differ from the amounts that are ultimately payable if management’s estimates of future earnings and cash flow are ultimately inaccurate. Valuation allowances are recorded against net deferred tax assets for which management believes realization is not more likely than not.

Pension and Other Postretirement Benefits
      The Company sponsors defined benefit plans in the U.S. and many countries outside the U.S., and also sponsors retiree medical benefits for a segment of the salaried and hourly work force within the U.S. The assumptions used in actuarial calculations for these plans have a significant impact on benefit obligations and annual net periodic benefit costs. Ferro management meets with its actuary annually to discuss key economic assumptions used to develop these benefit obligations and net periodic costs. The discount rate for the U.S. pension plans is determined based on a bond model. Using the Company’s projected pension cash flows, the bond model considers all possible bond portfolios (based on bonds with a quality rating of AA or better under either Moody’s or S&P) that produce matching cash flows and selects the optimal one with the highest possible yield. The discount rate for the U.S. retiree medical plan is selected to be the same as the discount rate for the U.S. pension plans. The discount rates for the non-U.S. plans are selected based on a yield curve method. Using AA-rated bonds applicable in respective capital markets, the duration of each plans’ liabilities is used to select the rate from the yield curve corresponding to the same duration. The resulting yield is rounded to the nearest 25 basis points. The expected return on assets at the beginning of the year for defined benefit plans is calculated as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, the Company considers both historical performance and an estimate of future long-term rates of return. The resulting expected returns are then rounded to the nearest 25 basis points. All other assumptions are reviewed periodically by the Company’s management and its actuaries and may be adjusted based on current trends and expectations as well as past experience in the plans.

      The following table provides the sensitivity of net periodic benefit costs to a 25 basis point decrease in both the discount rate and asset return assumption:

		25 Basis Point Decrease
	25 Basis Point Decrease	in Asset Return
	in Discount Rate	Assumption

	(Dollars in millions)
U.S. Pension Plans	$1.2	$0.5
U.S. Retiree Medical Plan	0.1	0.0
Non-U.S. Pension Plans	0.7	0.3

Total	$2.0	$0.8

      The discount rate used to determine the net periodic pension cost associated with U.S. pension and retiree medical purposes decreased from 6.25% for 2003 to 6.10% for 2004. The discount rate used to determine actuarial liabilities associated with U.S. pension and retiree medical plans decreased from 6.25% at December 31, 2004 to 6.1% at December 31, 2003. The Company also reduced the expected asset return assumption for the U.S. pension plans from 8.75% in 2004 to 8.50% in 2005. The weighted average discount rate and expected asset return assumptions for our non-U.S. pension plans decreased from 5.26% and 5.41% in 2004 to 4.62% and 5.26% in 2005, respectively. Ferro’s overall net periodic cost (U.S. pension, U.S. retiree medical, and non-U.S. pension) increased approximately $2.0 million from 2004 to 2005. The measurement dates used to determine pension and other postretirement benefit measurements are September 30 for the United States plans and December 31 for the international plans.
      Amortization of unrecognized gains or losses is a component of net periodic cost. These gains or losses result from the difference between actual and assumed results and from changes in actuarial assumptions. Ferro’s U.S. and non-U.S. pension plans currently have unrecognized losses, while Ferro’s U.S. retiree medical plan currently has unrecognized gains. These unrecognized gains and losses will be recognized in future net periodic costs.
      In February 2006, the Company announced that it was freezing the Company’s U.S. defined benefit pension plan effective March 31, 2006, providing additional contributions to the U.S. defined contribution plan beginning April 1, 2006, and limiting eligibility for U.S. retiree medical benefits. The Company estimates that the changes in these retirement plans will reduce pre-tax expenses by $30 to $40 million over five years.
      The Company contributed approximately $37.3 million to its U.S. pension plans in 2005. Over the four-year period from 2006 through 2009, an additional $128 million of contributions could be required. These cash contribution requirements were determined based on current ERISA and IRS guidelines. For significant non-U.S. plans, the Company expects to contribute $4.5 million in 2005 and an additional $16 million over the four-year period from 2006 through 2009. These funding amounts were determined based on the rules in each respective country.

Inventories
      The Company values inventory at the lower of cost or market, with cost being determined utilizing the first-in, first-out (FIFO) method, except for selected inventories where the last-in, first-out (LIFO) method is used. Inventory valuation is periodically evaluated primarily based upon the age of the inventory, but also considers assumptions of future demand and market conditions. As a result of the evaluation, the inventory may be written down to the lower of cost or realizable value. If actual valuations are less favorable than those projected by management, additional write-downs may be required.

Restructuring and Cost Reduction Programs
      Costs associated with exit and disposal activities are recognized when liabilities are incurred. Reserves are established for such activities by estimating employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefit choices. The Company believes the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the estimates should changes be made in the nature or timing of the restructuring plans.
      The Company continued actions during 2004 associated with its cost reduction and integration programs. The programs affect all businesses across the Company, and generally will take no longer than twelve months to complete from the date of commencement unless certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company recorded $6.0 million of charges during 2004, which included $3.5 million of severance benefits for employees affected by plant closings or capacity reduction, as well as various personnel in administrative or shared service functions. Termination benefits were based on various factors including length of service, contract provisions, local legal requirements and salary levels. Management estimated the charges based on these factors as well as projected final service dates.

Revenue Recognition
      The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price is fixed and determinable, collection is reasonably assured, and title has passed to it customers. Provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Accounts deemed to be uncollectible or to require excessive collection costs are written off against the provision for doubtful accounts. Customer rebates are accrued over the rebate periods based upon estimated attainments of the provisions set forth in the rebate agreements.

Valuation of Goodwill and Other Intangibles
      The Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (FAS No. 142) for goodwill and intangible assets acquired after June 30, 2001 as of July 1, 2001. FAS No. 142 was adopted in its entirety as of January 1, 2002 and accordingly, the Company’s goodwill and intangible assets with indefinite useful lives are no longer being amortized.
      Fair value is estimated using the discounted cash flow method. The Company uses projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to project future cash flows. Certain corporate expenses and assets and liabilities are allocated to the business units in this process. Using a risk adjusted, weighted average cost-of-capital, the Company discounts the cash flow projections to the annual measurement date, October 31st. If the fair value of any of the units was determined to be less than its carrying value, the Company would proceed to the second step and obtain independent appraisals of its assets. This step was not necessary in 2004. However, following the drop in profitability of the Polymer Additives business in 2004, the Company engaged an independent appraiser to assess the fair value of that business as of June 30, 2004. That valuation confirmed management’s assessment that the fair value of that business exceeded its carrying value.

Assessment of Long-Lived Assets
      The Company’s long-lived assets include property, plant, equipment, goodwill and other intangible assets. Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives.
      Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use and eventual disposition is less than their recorded value. In the event of impairment, a loss is recognized for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of impairment.
      Due to depressed conditions in the electronics industry in late 2004, the Company specifically evaluated its electronics assets in Holland. The Company also evaluated its Italian tile and Belgian polymer additives manufacturing assets because of sluggish market conditions in those regions. In each situation, management concluded that the assets were not impaired.

Asset Retirement Obligations
      In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (FAS No. 143). Effective for fiscal years beginning after June 15, 2002, FAS No. 143 requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred. The Company recorded AROs of $0.1 million at January 1, 2003, upon adoption of FAS No. 143.
      At December 31, 2004 and 2003, estimated liabilities for AROs were $0.1 million and $0.1 million, respectively. In addition, the Company has identified, but not recognized, AROs related to many of its existing operating facilities. These obligations would include demolition, decommissioning, disposal, restorative and other activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of existing operations. The Company currently plans to continue operations at these facilities indefinitely, and therefore, a reasonable estimate of fair value cannot be currently determined. In the event that in the future the Company considers plans to abandon or cease operations at these sites, the need for and amount of an ARO will be reassessed at that time. If certain operating facilities were to be closed, the related AROs could significantly affect the Company’s results of operations and cash flows at that time.

Derivative Financial Instruments
      The Company employs derivative financial instruments, primarily foreign currency forward exchange contracts and foreign currency options, to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Gains and losses on foreign currency forward exchange contracts and foreign currency options are recognized as foreign currency transaction gains and losses.
      The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company marks these contracts to fair market value and recognizes the resulting gains or losses as miscellaneous income or expense, respectively.
      The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company made deposits of $79.0 million. Fees for these contracts are recorded as cost of sales.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
      The Company’s exposure to market risks is primarily limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw material and natural gas.
      Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at December 31, 2004 and 2003, a 1% increase or decrease in interest rates would have resulted in a $1.5 million and a $1.8 million corresponding change in interest expense, respectively. At December 31, 2004, the Company had $353.3 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $387.1 million at December 31, 2004.
      Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of Euro-denominated earnings against a depreciation of the Euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures. At December 31, 2004, the Company held forward contracts, which had a notional amount of $116.7 million and an aggregate fair value of $(0.7) million, and held no put options. A 10% appreciation of the U.S. dollar would have resulted in a $0.8 million decrease and a $0.1 million increase in the fair value of these positions in the aggregate at December 31, 2004 and 2003, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $1.0 million and a $0.2 million increase in the fair value of these positions in the aggregate at December 31, 2004 and 2003, respectively.
      The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. The fair value of contracts for natural gas was a net loss of approximately $0.9 million at December 31, 2004. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $0.9 million and a $0.6 million corresponding change in the fair market value of the contracts as of December 31, 2004 and 2003, respectively.

Item 8 —	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Ferro Corporation:
      We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a) for the three-year period ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, the 2003 consolidated financial statements have been restated.
      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company faces certain liquidity uncertainties that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirements Obligations; and effective January 1, 2002, the Company voluntarily early adopted the provisions of the Financial Accounting Standards Board’s Emerging Issues Tax Force Issue No. 04-06, Accounting for Stripping Costs Incurred During Production in the Mining Industry.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ferro Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/  KPMG LLP
Cleveland, Ohio
March 31, 2006

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

		Restated
	2004	2003	2002

	(Dollars in thousands, except per share data)
Net sales	$1,843,721	$1,615,598	$1,528,454
Cost of sales	1,461,514	1,242,414	1,144,179
Selling, general and administrative expenses	312,441	315,910	282,459
Other charges (income):
Interest expense	41,993	43,106	46,096
Interest earned	(887)	(883)	(1,036)
Foreign currency transactions, net	3,035	1,199	402
Gain on sale of businesses	(5,195)	—	(458)
Miscellaneous expense (income), net	(372)	1,836	9,087

Income before taxes	31,192	12,016	47,725
Income tax expense	3,352	2,378	14,534

Income from continuing operations	27,840	9,638	33,191
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(903)	6,172
Gain (loss) on disposal of discontinued operations, net of tax	(2,915)	5,315	33,804

Net income	24,925	14,050	73,167
Dividends on preferred stock	(1,705)	(2,088)	(2,447)

Net income available to common shareholders	$23,220	$11,962	$70,720

Per common share data
Basic earnings (loss):
From continuing operations	$0.62	$0.18	$0.80
From discontinued operations	(0.07)	0.11	1.05

	$0.55	$0.29	$1.85

Diluted earnings (loss):
From continuing operations	$0.62	$0.18	$0.80
From discontinued operations	(0.07)	0.11	0.97

	$0.55	$0.29	$1.77

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

		Restated
	2004	2003

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$13,939	$23,381
Accounts and trade notes receivable, net	184,470	193,422
Notes receivable	114,030	93,922
Inventories	220,126	182,962
Deferred tax assets	45,647	45,363
Other current assets	34,137	38,394

Total current assets	612,349	577,444
Other assets
Property, plant and equipment, net	598,719	616,657
Unamortized intangibles	412,507	419,077
Deferred tax assets	46,696	36,167
Miscellaneous other assets	63,166	81,913

Total assets	$1,733,437	$1,731,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$9,674	$13,207
Accounts payable	260,215	239,721
Income taxes	3,609	16,962
Accrued payrolls	31,468	28,558
Accrued expenses/other current liabilities	96,017	118,733

Total current liabilities	400,983	417,181
Other liabilities
Long-term debt, less current portion	497,314	523,915
Post-retirement and pension liabilities	247,132	226,630
Other non-current liabilities	42,914	41,379

Total liabilities	1,188,343	1,209,105
Series A convertible preferred stock	22,829	27,942
Shareholders’ equity
Common stock, par value $1 per share; 300,000,000 shares authorized; 52,323,053 shares issued	52,323	52,323
Paid-in capital	162,912	159,162
Retained earnings	605,521	606,588
Accumulated other comprehensive loss	(67,683)	(83,296)
Other	(7,292)	(6,915)

	745,781	727,862
Common shares in treasury, at cost	(223,516)	(233,651)

Total shareholders’ equity	522,265	494,211

Total liabilities and shareholders’ equity	$1,733,437	$1,731,258

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

	Common Shares					Accumulated		Total
	In Treasury					Other		Share-
			Common	Paid-in	Retained	Comprehensive		holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Other	Equity(b)

	(In thousands, except per share data)
Balances at December 31, 2001 (originally reported)	12,987	$(265,100)	47,323	22,386	569,322	(107,675)	(8,373)	257,883
Adjustment for cumulative effect on prior years of adoption of EITF No. 04-06					(331)			(331)

Balances at December 31, 2001	12,987	$(265,100)	47,323	22,386	568,991	(107,675)	(8,373)	257,552
Net income					73,167			73,167
Other comprehensive income (loss), net of tax(b):
Foreign currency translation adjustment						20,110		20,110
Minimum pension liability adjustment						(43,618)		(43,618)

Total comprehensive income								49,659
Issuance of common stock(d)			5,000	126,540				131,540
Cash dividends(c):
Common					(21,651)			(21,651)
Preferred					(2,447)			(2,447)
Federal tax benefits					59			59
Transactions involving benefit plans	(1,196)	17,994		4,189			2,255	24,438
Purchase of treasury stock	16	(424)						(424)

Balances at December 31, 2002	11,807	$(247,530)	52,323	153,115	618,119	(131,183)	(6,118)	438,726
Net income (restated)					14,050			14,050
Other comprehensive income (loss), net of tax(b):
Foreign currency translation adjustment						57,043		57,043
Minimum pension liability adjustment						(9,426)		(9,426)
Other adjustments						270		270

Total comprehensive income (restated)								61,937
Cash dividends(c):
Common					(23,552)			(23,552)
Preferred					(2,088)			(2,088)
Federal tax benefits					59			59
Transactions involving benefit plans	(941)	13,879		6,047			(797)	19,129

Balances at December 31, 2003 (restated)	10,866	$(233,651)	52,323	159,162	606,588	(83,296)	(6,915)	494,211
Net income					24,925			24,925
Other comprehensive income (loss), net of tax(b):
Foreign currency translation adjustment						25,166		25,166
Minimum pension liability adjustment						(9,778)		(9,778)
Other adjustments						225		225

Total comprehensive income								40,538
Cash dividends(c):
Common					(24,344)			(24,344)
Preferred					(1,705)			(1,705)
Federal tax benefits					57			57
Transactions involving benefit plans	(681)	10,135		3,750			(377)	13,508

Balances at December 31, 2004	10,185	$(223,516)	52,323	162,912	605,521	(67,683)	(7,292)	522,265

See accompanying notes to consolidated financial statements.

(a)	Accumulated translation adjustments were $1,644, $(23,522) and $(80,565), and accumulated minimum pension liability adjustments were $(69,822), $(60,044) and $(50,618) at December 31, 2004, 2003, and 2002, respectively.

(b)	Income tax benefits related to stock options, performance plans, and pensions were $5,385, $5,222 and $24,376 in 2004, 2003 and 2002, respectively.

(c)	Dividends per share of common stock were $0.58 for 2004, 2003 and 2002. Dividends per share of preferred stock were $3.75 for 2004, 2003 and 2002.

(d)	In 2002, the Company issued 5,000 shares of common stock.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

		Restated
	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities
Net income	$24,925	$14,050	$73,167
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	903	(6,172)
(Gain) loss on sale of discontinued operations, net of tax	2,915	(5,315)	(33,804)
Gain on sale of business, net of tax	(3,376)	—	(283)
Depreciation and amortization	75,020	76,634	64,252
Retirement benefits	16,186	6,282	4,675
Deferred income taxes	(10,477)	(8,226)	5,171
Net proceeds (payments) from asset securitization	2,182	(84,238)	20,388
Changes in current assets and liabilities, net of effects of acquisitions Accounts and trade notes receivable	8,780	(35,747)	(1,806)
Inventories	(37,210)	114	23,797
Other current assets	(16,969)	8,705	16,002
Accounts payable	20,494	31,911	24,895
Accrued expenses and other current liabilities	(26,384)	(12,649)	(17,914)
Other operating activities	7,400	12,152	(738)

Net cash provided by continuing operations	63,486	4,576	171,630
Net cash provided by (used for) discontinued operations	(1,582)	(1,068)	17,389

Net cash provided by operating activities	61,904	3,508	189,019
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(39,054)	(36,055)	(38,465)
Capital expenditures for plant and equipment of discontinued operations	—	(381)	(2,147)
Divestitures (acquisitions), net of cash, of continuing operations	17,844	(7,378)	54
Divestitures, net of cash, of discontinued operations	—	19,685	131,446
Buy-out of operating lease	—	(25,000)	—
Other investing activities	1,826	(533)	(389)

Net cash provided by (used for) investing activities	(19,384)	(49,662)	90,499
Cash flows from financing activities
Proceeds from issuance of common stock	—	—	131,540
Net borrowings (repayments) under short-term facilities	(3,533)	4,608	(11,671)
Repayment of capital markets facility	—	—	(103,555)
Proceeds from long-term debt	661,162	670,092	747,691
Principal payments on long-term debt	(688,159)	(598,514)	(1,034,356)
Proceeds from sale of treasury stock, net	—	—	12,002
Cash dividends paid	(26,049)	(25,640)	(24,098)
Other financing activities	4,777	3,094	(846)

Net cash provided by (used for) financing activities	(51,802)	53,640	(283,293)
Effect of exchange rate changes on cash	(160)	953	3,400

Increase (decrease) in cash and cash equivalents	(9,442)	8,439	(375)
Cash and cash equivalents at beginning of period	23,381	14,942	15,317

Cash and cash equivalents at end of period	$13,939	$23,381	$14,942

Cash paid during the period for
Interest	$39,900	$36,640	$31,078
Income taxes	$22,199	$11,871	$18,007
See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003 and 2002

1.	Summary of significant accounting policies

Nature of Operations
      Ferro Corporation (“Company” or “Ferro”) is a worldwide producer of performance materials for manufacturers. Ferro produces a variety of coatings and performance chemicals by utilizing organic and inorganic chemistry. The Company’s materials are used extensively in the markets of building and renovation, automotive, major appliances, household furnishings, transportation, electronics and industrial products. Ferro’s products are sold principally in the United States and Europe; however, operations also extend to the Latin America and Asia Pacific regions.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. Intercompany accounts, transactions and profits have been eliminated. Minority interests in consolidated subsidiaries are classified in other non-current liabilities. Investments in affiliated companies, over which Ferro has significant influence, but does not have effective control, are accounted for using the equity method and classified in miscellaneous other assets. Financial results for acquisitions are included in the Company’s consolidated financial statements from the date of acquisition.

Use of Estimates and Assumptions in the Preparation of Financial Statements
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and judgments pertain to environmental and other contingent liabilities, income taxes, pension and other postretirement benefits, inventories, restructuring and cost reduction programs, revenue recognition, valuation of goodwill and other intangibles, assessment of long-lived assets, asset retirement obligations, and derivative financial instruments. Actual results could differ from those estimates.

Currency Translation
      Operations in non-U.S. subsidiaries are recorded in local currencies, which are in most cases also the functional currencies for financial reporting purposes. The results of operations for non-U.S. subsidiaries are translated from local currencies into US dollars using the average exchange rate during each period, which approximates the results that would be obtained using actual exchange rates on the dates of individual transactions. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains and losses are recorded as incurred in foreign currency transactions, net, in the consolidated statements of income.
      For subsidiaries that use the U.S. dollar as the functional currency, remeasurement and transaction gains and losses are reflected in net income.

Revenue Recognition
      The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price is fixed and determinable, collection is reasonably assured, and title has passed to it customers. Provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Accounts deemed to be uncollectible or to require excessive collection costs are written off against the provision for

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
doubtful accounts. Customer rebates are accrued over the rebate periods based upon estimated attainments of the provisions in the rebate agreements using available information.
      In 2000, the Emerging Issues Task Force reached consensus on Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which required all amounts billed to customers related to shipping and handling fees to be classified as revenue with related costs being recorded in cost of sales. In 2004, the Company identified that shipping and handling fees were embedded in amounts billed to customers, and the related costs were being reported net with revenues. For 2004, the Company reclassified $36.8 million of such costs from net sales into cost of sales. This change does not have an effect on operating profit or net income. Due to extensive financial systems implementations in 2002 and 2003, shipping and handling fees and costs for those years were not reclassified because the amounts could not be determined and which management believes are not material to sales and cost of sales.

Stock-based Compensation
      At December 31, 2004, the Company has stock-based employee compensation plans, which are more fully described in Note 5. The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations. No stock-based compensation cost is reflected in net earnings for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for performance shares is recorded on the quoted price of the Company’s common stock at the end of each period. The fair value of performance stock is charged to unearned compensation in Shareholders’ Equity and amortized to expense as earned over the term of the performance share plans.

Postretirement and Other Employee Benefits
      Costs are recognized as employees render the services necessary to earn the related benefits.

Research and Development
      The costs of research and development are charged as an expense in the period in which they are incurred.

Restructuring and Cost Reduction Programs
      Costs associated with exit and disposal activities are recognized when liabilities are incurred. Reserves are established for such activities by estimating employee termination costs utilizing detailed restructuring plans approved by management. Reserve calculations are based upon various factors including an employee’s length of service, contract provisions, salary level and health care benefit choices. The Company believes the estimates and assumptions used to calculate these restructuring provisions are appropriate, and although significant changes are not anticipated, actual costs could differ from the estimates should changes be made in the nature or timing of the restructuring plans. The resulting changes in costs could have a material impact on the Company’s results of operations, financial position, or cash flows.

Income Taxes
      Income taxes are determined using the liability method of accounting for income taxes in accordance with Financial Statement of Accounting Standard No. 109, “Accounting for Income Taxes” (FAS No. 109). Under FAS No. 109, income tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Deferred tax assets are

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized if it is more likely than not that the assets will be realized in future years. Valuation allowances are recorded against net deferred tax assets for which management believes realization is not more likely than not.

Earnings per Share
      Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the period, adjusted for the effect of the assumed exercise of all dilutive options outstanding at the end of the period.

Cash Equivalents
      Cash equivalents consist of highly liquid instruments with original maturities of three months or less and are carried at cost, which approximates market value.

Allowance for Doubtful Accounts
      Provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Accounts deemed to be uncollectible or to require excessive collection costs are written off against the provision for doubtful accounts. The allowance for possible losses in the collection of accounts and trade notes receivable totaled $9.2 million and $9.0 million at December 31, 2004 and 2003, respectively. Bad debt expense was $3.3 million, $0.8 million and $1.8 million for 2004, 2003 and 2002, respectively.

Inventories
      Inventories are valued at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method, except for selected inventories where the last-in, first-out (LIFO) method is used. Inventory valuation is periodically evaluated primarily based upon the age of the inventory, but also considers assumptions of future demand and market conditions. As a result of the evaluation, the inventory may be written down to the lower of cost or realizable value. If actual valuations are less favorable than those projected by management, additional write-downs may be required.

Property, Plant and Equipment
      Property, plant and equipment are capitalized at cost. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for environmental protection are capitalized. The Company capitalizes interest costs incurred during the period of construction of plants and equipment. Repair and maintenance costs are charged against earnings as incurred, except for major planned maintenance activities. Such activities generally include relining smelter furnaces; related costs are accrued in advance of when the costs are expected to be incurred which normally ranges between 18 and 24 months.
      Depreciation of plant and equipment is provided on a straight-line basis for financial reporting purposes, generally over the following estimated useful lives of the assets:

Buildings	20 to 40 years
Machinery and equipment	5 to 15 years
      At December 31, 2004 and 2003, estimated liabilities for asset retirement obligations (“ARO”), as defined in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” were $0.1 million and $0.1 million, respectively. In addition, the Company has identified, but not recognized, AROs related to many of its existing operating facilities. These obligations would include demolition, decommissioning, disposal, restorative and other activities. Legal obligations exist in connection

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the retirement of these assets upon closure of the facilities or abandonment of existing operations. The Company currently plans to continue operations at these facilities indefinitely and to renew as needed related leases, and therefore, a reasonable estimate of fair value cannot be currently determined. In the event that in the future the Company considers plans to abandon or cease operations at these sites, the need for and amount of an ARO will be reassessed at that time. If certain operating facilities were to be closed, the related AROs could significantly affect the Company’s results of operations and cash flows at that time.

Valuation of Goodwill and Other Intangibles
      The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (FAS No. 142) for goodwill and intangible assets acquired after June 30, 2001 as of July 1, 2001. FAS No. 142 was adopted in its entirety as of January 1, 2002 and accordingly, the Company’s goodwill and intangible assets with indefinite useful lives are no longer being amortized.
      Fair value is estimated using the discounted cash flow method. The Company uses projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to project future cash flows. Certain corporate expenses and assets and liabilities are allocated to the reporting units in this process. Using a risk adjusted, weighted average cost-of-capital, the Company discounts the cash flow projections to the annual measurement date, October 31st. If the fair value of any of the reporting units was determined to be less than its carrying value, the Company would proceed to the second step and obtain independent appraisals of its assets. This step was not necessary in 2004. However, following the drop in profitability of the Polymer Additives reporting unit in 2004, the Company engaged an independent appraiser to assess the fair value of that business as of June 30, 2004. That valuation confirmed management’s assessment that the fair value of that business exceeded its carrying value.

Assessment of Long-Lived Assets
      The Company’s long-lived assets include property, plant, equipment, goodwill and other intangible assets. Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives.
      Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use and eventual disposition is less than their recorded value. In the event of impairment, a loss is recognized for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of review.
      Due to depressed conditions in the electronics industry in late 2004 and 2005, the Company specifically evaluated its electronics assets in Holland. The Company also evaluated its Italian tile and Belgian polymer additives manufacturing assets because of sluggish market conditions in those regions. In each situation, management concluded that the assets were not impaired.

Asset Securitization
      Certain of the Company’s receivables are sold to a wholly-owned unconsolidated qualified special purpose entity, Ferro Finance Corporation (“FFC”). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to multi-seller receivables securitization companies (commercial paper conduits). Additionally, under this program, receivables of certain European subsidiaries were sold directly to other commercial paper conduits during 2003 and 2002. Amounts borrowed under the program are not recorded on the balance sheet in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company and certain European subsidiaries, on behalf of FFC and the commercial paper conduits provide service, administration and

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collection of the receivables. In accordance with Statement No. 140, no servicing liability is reflected on the Company’s balance sheet.
      The Company retains interest in the receivables transferred to FFC and the commercial paper conduits in the form of notes receivable to the extent that receivables transferred exceed advances. FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company and certain European subsidiaries, on a monthly basis, measure the fair value of the notes receivable based on management’s best estimate of the undiscounted expected future cash collections on the transferred receivables.

Environmental and Other Contingent Liabilities
      The Company’s operations are subject to various hazards incidental to the production of some of its products, including the use, handling, processing, and storage of hazardous materials. The Company expenses recurring costs associated with control and disposal of hazardous materials in current operations. Accruals for environmental remediation and other contingent liabilities, including those relating to ongoing, pending or threatened litigation, are recorded if available information indicates it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount accrued for environmental remediation reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, existing technology, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Estimated costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the status of sites, and as assessments and cleanups proceed, accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. If the loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure if the contingency is material.

Derivative Financial Instruments
      The Company employs derivative financial instruments, primarily foreign currency forward exchange contracts and foreign currency options, to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Gains and losses on foreign currency forward exchange contracts and foreign currency options are recognized as foreign currency transaction gains and losses.
      The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company marks these contracts to fair market value and recognizes the resulting gains or losses as miscellaneous income or expense, respectively.
      The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide additional collateral beyond the underlying precious metals. Fees for these contracts are recorded as cost of sales.

Reclassifications
      Certain reclassifications have been made to prior year balances to conform to current year presentation.

Recently Adopted Accounting Pronouncements
      In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (FAS No. 143). FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted FAS No. 143 as of January 1, 2003, and recognized asset retirement obligations of $0.1 million; the effect on the Company’s proforma net income and proforma earnings per share for the year ended December 31, 2002 is not material. The ongoing expense on an annual basis resulting from the adoption of FAS No. 143 is immaterial.
      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (FAS No. 146). FAS No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. The Company adopted FAS No. 146 as of January 1, 2003, and accordingly, records exit or disposal costs when they are “incurred” and can be measured at fair value. The adoption of FAS No. 146 did not have an impact on the financial statements because the Company recorded restructuring and integration charges as summarized in Note 10 of the Company’s consolidated financial statements using the guidance under FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits.”
      The FASB published Interpretation No. 46, “Consolidation of Variable Interest Entities,” (Interpretation No. 46) in January 2003 and Interpretation No. 46R of the same name (Interpretation No. 46R) in December 2003. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46R clarifies some of the provisions of FASB Interpretation No. 46 and exempts certain entities from its requirements. Under the transition provisions of Interpretation No. 46R, special effective dates apply to enterprises that have fully or partially applied Interpretation No. 46 prior to issuance of Interpretation No. 46R. The Company adopted Interpretation No. 46 as of October 1, 2003, and Interpretation No. 46R as of January 1, 2004. The adoption of these Interpretations did not have a material impact on the results of operations or financial position of the Company. In June 2003, the Company bought out its asset defeasance program that would have required consolidation under Interpretation No. 46.
      In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP No. 106-1). FSP No. 106-1 was superseded by FSP No. 106-2 of the same name, issued in May 2004. It was effective for the first interim or annual period beginning after June 15, 2004, and applied only to sponsors of single-employer defined benefit postretirement health care plans for which a) the employer concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 and b) the expected subsidy offset

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or reduced the employer’s share of the cost of the underlying post-retirement prescription drug coverage on which the subsidy is based. The Company adopted FSP No. 106-2 as of July 1, 2004, and had a reduction of approximately $0.1 million in the Company’s net periodic postretirement pension cost in each of the third and fourth quarters of 2004, and a reduction of $0.2 million to the accumulated postretirement benefit obligation as of December 31, 2004.
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into Federal law. The FASB issued two staff positions to address the accounting for income taxes in conjunction with the Act. The Act, when fully phased-in, includes a tax deduction of up to 9 percent of the lesser of (a) qualified production activities income or (b) taxable income, both as defined in the Act. FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004,” (FSP No. 109-1) was effective upon its release in December 2004. FSP No. 109-1 requires companies to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted existing deferred tax balances. Adoption of FSP No. 109-1 did not have a material impact on the Company’s income tax provision.
      In addition, the Act includes a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated no later than in the 2005 tax year. FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP No. 109-2) was issued in December 2004 and was effective upon issuance. FSP No. 109-2 established accounting and disclosure requirements for enterprises in the process of evaluating the repatriation provision of the Act. Based on the Company’s analysis, repatriation under the Act would not have provided significant additional benefits, and therefore, the application of FSP No. 109-2 did not affect income tax expense in the period of enactment or any related disclosures.
      In March 2005, the FASB’s Emerging Issues Task Force (“EITF”) ratified Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF No. 04-06) which is effective for fiscal years beginning after December 15, 2005 with early adoption permitted. This pronouncement requires that stripping costs incurred during production activities be recognized as period expenses. The Company voluntarily early-adopted EITF No. 04-06 and elected to recognize this change in accounting by restatement of its prior-period financial statements. The effect of the accounting change was to decrease retained earnings as of December 31, 2001 by $0.3 million, net income in 2003 and 2002 by $0.7 million and $0.6 million, respectively, and earnings per share, both basic and diluted, in 2003 and 2002 by $0.02 and $0.02, respectively.

Newly Issued Accounting Pronouncements
      The FASB’s Emerging Issues Task Force ratified Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in March 2004. The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 was delayed by FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in September 2004; the delay of that effective date will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations or financial position.
      The FASB issued Statement No. 151, “Inventory Costs,” (FAS No. 151) in November 2004. FAS No. 151 is effective for fiscal years beginning after June 15, 2005, and amends the guidance of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The adoption of FAS No. 151 as of January 1,

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006, is not expected to have a material impact on the results of operations or financial position of the Company.
      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payments,” (FAS No. 123R) that requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — normally the vesting period. FAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards as of the adoption date. It provides three alternative transition methods, each having different reporting implications. In April 2005, the Securities and Exchange Commission published a rule allowing public companies with calendar year ends to delay the quarter in which they begin to expense stock options to first quarter 2006 from third quarter 2005. The Company is still evaluating the various implementation options and at this time is uncertain as to the impact on the Company’s results of operations or financial position.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (FAS No. 153). This statement, effective for fiscal periods ending after June 15, 2005, amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is expected to have no impact on the results of operations or the financial position of the Company.
      FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. Interpretation No. 47 clarifies that the term “conditional and retirement obligation” as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligation,” refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its face value, if that value can be reasonably estimated. Management is evaluating the impact of Interpretation No. 47 and is uncertain as to the impact on the Company’s results of operations or financial position.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” (FAS No. 154) that replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the accounting for and reporting of a change in accounting principle. FAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. FAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company has no plans to make any voluntary changes in its accounting principles.

2.	Restatement
      Financial data and financial statements included in this Form 10-K have been restated to reflect adjustments to previously reported annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
      In July 2004, management identified several adjustments in connection with the preparation of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2004. Based on the preliminary results of management’s efforts, the audit committee of the board of directors (“Audit Committee”) determined that it would be appropriate to initiate a special investigation of these adjustments by independent outside counsel and forensic accountants. Shortly thereafter, the Audit Committee commenced the first of two independent investigations. The investigations were conducted by separate teams of

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
independent counsel and forensic accountants, and involved analyses and reviews of the Company’s books and records. The investigations also included reviews of documentation and e-mail communications, as well as interviews with numerous current and former employees. Simultaneously, the Company performed additional account analyses to identify other errors that may have existed. The investigations, both external and internal, identified accounting adjustments relating to the Company’s Polymer Additives business as well as accounting mistakes and errors at other locations.
      The effects of these changes on the Company’s originally reported results of operations are summarized as follows:

Year Ended
December 31,
Income (Expense)	2003

(Dollars in
thousands)
Adjustments at Polymer Additives locations	$(7,558)
Adjustments at other locations:
Incomplete application of U.S. GAAP at foreign locations	(2,252)
Employee benefits and compensation	2,888
Inventory valuations	2,347
Account reconciliations	(6,148)
Derivative contracts	623
Expense recognition	(1,064)

Total adjustments at other locations	(3,606)

Total adjustments for accounting mistakes and errors, before tax	(11,164)
Income tax benefit on adjustments for accounting mistakes and errors	4,316
Tax adjustments	(203)

Adjustments for accounting mistakes and errors, net of tax:
Continuing operations	(7,051)
Discontinued operations	2,241

Total adjustment for accounting mistakes and errors, after tax	(4,810)

      As a result of the changes, originally reported net income was reduced by $4.8 million ($0.11 basic and diluted earnings per share) for the year ended December 31, 2003.

Polymer Additives Locations:
      During the investigations, adjustments were identified reducing income by $7.6 million for 2003. Adjustments were made to accounts receivable, inventories and accrued expenses. Inventory valuation adjustments primarily resulted from inappropriate deferrals of purchase price variances and incorrect timing of expense recognition for slow moving inventories. Charges reducing income were recorded to accrue earned customer rebates in the correct accounting periods. Adjustments were also made to reduce expenses by

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.1 million due to incorrect timing of expense recognition associated with freight and repair and maintenance costs.

Year Ended
December 31,
Income (Expense)	2003

(Dollars in
thousands)
Account reconciliations	$(3,306)
Inventory valuations	(1,983)
Rebate accruals	(1,193)
Expense Recognition	(1,076)

Total	$(7,558)

Adjustments Relating to Other Locations:
      Incomplete application of U.S. GAAP at foreign locations — During the restatement process, the Company determined that subsidiaries in two countries had not been fully applying U.S. generally accepted accounting principles. Adjustments reducing income by $2.3 million were recorded for 2003. These adjustments principally related to the timing of expense recognition and accounting for post employment benefits. Also, charges were recorded relating to impaired assets.
      Employee benefits and compensation — Adjustments reducing expenses by $2.9 million were recorded to correct mistakes in accounting for defined benefit pension and other incentive compensation liabilities.
      Inventory valuations — Adjustments reducing expenses by $2.3 million corrected inventory valuation matters. This category is primarily comprised of adjustments relating to the valuation of inventories resulting from either inconsistent or incorrect use of methodologies to compute manufacturing variance adjustments to standard costs of inventories, and errors triggered by the incorrect configuration of information systems relating to the treatment of purchase price variances. The adjustments also include corrections in the timing of writedowns associated with slow moving and handling loss accounts.
      Account reconciliations — As part of the restatement process, validation of various balance sheet accounts was completed for many domestic and international locations. As a result of either the failure to reconcile accounts or resolve reconciliation issues in a timely manner, corrections reducing income by $6.1 million were recorded for 2003. The most significant adjustment in this category corrected mistakes totaling $2.9 million made in reconciling the results of a physical inventory observation taken during 2003. Additionally, other adjustments were made related to accounts receivable, accounts payable and accrued expense accounts.
      Derivative contracts — This category reflects revisions to previous accounting for natural gas supply and metal forward contracts. Adjustments decreasing expenses by $0.6 million were recorded for 2003. The changes were necessary because the Company determined that its hedge designation documentation relating to natural gas supply and metal forward contracts did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the related documentation requirements set forth therein.
      Expense recognition — This category includes adjustments reducing income by $1.1 million. The most significant items contained in this category relate to the incorrect timing of accruing costs associated with repair and maintenance activities and recognition of asset impairments. In connection with planned plant shutdowns, several international and domestic locations incorrectly accrued costs before they were incurred,

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and as a result, adjustments were recorded to expense these costs during the periods in which they were incurred.

Tax Adjustments
      Included in this category are adjustments netting to an increase of previously-reported expenses by $0.2 million for 2003, which includes corrections in the timing of the reduction of a valuation allowance resulting from the utilization of a capital loss carryforward, as well as corrections to errors made in the computations of deferred tax assets and liabilities at certain international subsidiaries.

Other Adjustments and Disclosure Changes
      Adjustments were also made to correct errors in the initial recording of the fair value of certain assets acquired in connection with the Company’s acquisition of Pfanstiehl, Inc. in 2000. These adjustments had no impact on shareholders’ equity, net income, or cash flows for any periods presented herein.
      Other errors totaling $0.4 million reducing cumulative after-tax expenses relating to continuing operations were discovered relating to periods ending before January 1, 2003. Also, errors totaling $0.1 million reducing cumulative after-tax expenses relating to discontinued operations were identified. Based upon qualitative and quantitative analyses, the Company concluded these errors were not material to the consolidated financial statements for the prior periods, and accordingly, those prior period financial statements have not been restated. The correction of those errors has been included in the restatement of the consolidated financial statements as of and for the year ended December 31, 2003.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF 04-06 as discussed in Note 1 on the Condensed Consolidated Statement of Income for the year ended December 31, 2003:

	Year Ended
	December 31, 2003

	Originally
	Reported	Restated

	(Dollars in thousands, except
	per share amounts)
Net sales	$1,622,370	$1,615,598
Cost of sales	1,241,096	1,242,414
Selling, general and administrative expenses	309,279	315,910
Other charges (income):
Interest expense	35,647	43,106
Foreign currency transactions, net	2,239	1,199
Miscellaneous expense, net	9,866	953

Income before taxes	24,243	12,016
Income tax expense	6,863	2,378

Income from continuing operations	17,380	9,638
Discontinued operations:
Loss from discontinued operations, net of tax	(923)	(903)
Gain on disposal of discontinued operations, net of tax	3,094	5,315

Net income	19,551	14,050
Dividends on preferred stock	2,088	2,088

Net income available to common shareholders	$17,463	$11,962

Per common share data
Basic earnings:
From continuing operations	$0.38	$0.18
From discontinued operations	0.05	0.11

	$0.43	$0.29

Diluted earnings:
From continuing operations	$0.38	$0.18
From discontinued operations	0.05	0.11

	$0.43	$0.29

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the effects of the restatement adjustments and the voluntary early adoption of EITF04-06 as discussed in Note 1 discussed above on the Consolidated Balance Sheet as of December 31, 2003:

	December 31, 2003

	Originally
	Reported	Restated

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$23,419	$23,381
Accounts and trade notes receivable	195,729	193,422
Notes receivable	97,466	93,922
Inventories	181,604	182,962
Deferred tax assets	39,942	45,363
Other current assets	43,883	38,394

Total current assets	582,043	577,444
Other assets
Net property, plant and equipment	608,484	616,657
Unamortized intangibles	421,313	419,077
Deferred tax assets	62,986	36,167
Miscellaneous other assets	76,400	81,913

Total assets	$1,751,226	$1,731,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$12,404	$13,207
Accounts payable	231,652	239,721
Income taxes	15,058	16,962
Accrued payrolls	28,050	28,558
Accrued expenses/other current liabilities	125,931	118,733

Total current liabilities	413,095	417,181
Other liabilities
Long-term debt, less current portion	516,236	523,915
Post-retirement and pension liabilities	224,439	226,630
Other non-current liabilities	71,535	41,379

Total liabilities	1,225,305	1,209,105
Series A convertible preferred stock	—	27,942
Shareholders’ Equity
Series A convertible preferred stock	70,500	—
Common stock	52,323	52,323
Paid-in capital	157,221	159,162
Retained earnings	612,976	606,588
Accumulated other comprehensive loss	(85,790)	(83,296)
Other	(6,516)	(6,915)

	800,714	727,862
Less: Cost of treasury stock
Common	232,235	233,651
Preferred	42,558	—

	525,921	494,211

Total liabilities and shareholders’ equity	$1,751,226	$1,731,258

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the following items affect the restated consolidated balance sheet:
      As part of the restatement process, the Company re-evaluated the method it previously utilized to classify its deferred tax assets and liabilities to more appropriately present deferred tax assets and liabilities on a net basis by tax jurisdiction.
      The Company also changed the classification of its Series A convertible preferred stock. As discussed in Note 6 to the consolidated financial statements, these securities contain redemption features that can be exercised on behalf of the holders under certain circumstances outside the control of the Company. As a result of these redemption features, these securities have been reclassified outside of permanent equity on the consolidated balance sheets.

Shareholders’ Equity Impact
      The restatement affected the consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2003 and 2002. Shareholders’ equity as of January 1, 2002, is $257.6 million as restated, compared to $300.4 million as previously reported. The changes are primarily due to a $42.5 million reclassification of Series A convertible preferred stock and a $0.3 million adjustment for the cumulative effect on prior years relating to the voluntary early adoption of EITF No. 04-06. The following table shows the impact as of December 31, 2003 and 2002:

December 31,
2003

(Dollars in
thousands)
Ending shareholders’ equity, as previously reported	$525,921
Effect of restatement adjustments on net income for the current period	(5,501)
Reclassification of Series A convertible preferred stock	(27,942)
Cumulative adjustment of retained earnings for the impact of EITF No. 04-06	(887)
Adjustments to other comprehensive income	2,620

Ending shareholders’ equity, as restated	$494,211

      The change in other comprehensive income is driven by corrections to additional minimum pension liabilities, foreign currency, and the change in accounting for derivative financial instruments as discussed earlier.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF 04-06 as discussed in Note 1 on the Consolidated Statement of Cash Flows for the year ended December 31, 2003:

	December 31, 2003

	Originally
	Reported	Restated

	(Dollars in thousands)
Cash flows from operating activities
Net income	$19,551	$14,050
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations, net of tax	923	903
Gain on sale of discontinued operations, net of tax	(3,094)	(5,315)
Depreciation and amortization	70,385	76,634
Retirement benefits	—	6,282
Deferred income taxes	(4,449)	(8,226)
Net payments from asset securitization	—	(84,238)
Changes in current assets and liabilities, net of effects of Acquisitions
Accounts and trade notes receivable	(38,234)	(35,747)
Inventories	1,455	114
Other current assets	2,605	8,705
Accounts payable	23,827	31,911
Accrued expenses and other current liabilities	(5,087)	(12,649)
Other operating activities	18,891	12,152

Net cash provided by continuing operations	86,773	4,576
Net cash provided by (used for) discontinued operations	(1,068)	(1,068)

Net cash provided by operating activities	85,705	3,508
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(35,702)	(36,055)
Capital expenditures for plant and equipment of discontinued operations	(381)	(381)
Divestitures (acquisitions), net of cash, of continuing operations	12,307	(7,378)
Divestitures, net of cash, of discontinued operations	—	19,685
Buy-out of operating lease	(25,000)	(25,000)
Other investing activities	513	(533)

Net cash provided by (used for) investing activities	(48,263)	(49,662)
Cash flows from financing activities
Net borrowings (repayments) under short-term facilities	4,569	4,608
Proceeds from long-term debt	670,092	670,092
Principal payments on long-term debt	(598,514)	(598,514)
Net payments from asset securitization	(84,238)	—
Cash dividends paid	(25,640)	(25,640)
Other financing activities	3,813	3,094

Net cash provided by (used for) financing activities	(29,918)	53,640
Effect of exchange rate changes on cash	953	953

Increase (decrease) in cash and cash equivalents	8,477	8,439
Cash and cash equivalents at beginning of period	14,942	14,942

Cash and cash equivalents at end of period	$23,419	$23,381

Cash paid during the period for:
Interest	$33,228	$36,640
Income taxes	$11,871	$11,871

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the impact of the restatement adjustments, the Company has reclassified the presentation of its asset securitization programs to conform to the 2004 cash flow presentation. In December 2004, the Securities and Exchange Commission staff raised concerns about proper presentation of the statement of cash flows for companies that have securitization programs. Prior to 2004, the Company reflected activity in its securitization programs in the “financing” section of the statement of cash flows. As a result of concerns raised by the Securities and Exchange Commission, that include requirements that companies report cash receipts and sales of receivables from securitization programs with the “operating” activities section of the statement of cash flows, the Company has reclassified the consolidated statements of cash flows for prior periods in order to properly address these concerns.

3.	Inventories
      Inventories as of December 31 are comprised of the following:

		Restated
	2004	2003

	(Dollars in thousands)
Raw materials	$61,249	$43,669
Work in process	35,091	23,589
Finished goods	135,541	125,235

	231,881	192,493
LIFO reserve	(11,755)	(9,531)

Total	$220,126	$182,962

      The portion of inventories valued by the LIFO method at December 31 is as follows:

	2004	2003

United States	14.9%	15.6%
Consolidated	6.7%	6.4%
      The LIFO reserve increased by $2.2 million in 2004, compared with a decrease of $0.7 million in 2003.

4.	Financing and short-term and long-term debt
      Notes and loans payable at December 31 are as follows:

		Restated
	2004	2003

	(Dollars in
	thousands)
Loans payable to banks	$8,159	$11,777
Current portion of long-term debt	1,515	1,430

Total	$9,674	$13,207

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt at December 31 is as follows:

		Restated
	2004	2003

	(Dollars in thousands)
$200,000 Senior notes, 9.125%, due 2009*	$197,549	$196,937
$25,000 Debentures, 7.625%, due 2013*	24,864	24,853
$25,000 Debentures, 7.375%, due 2015*	24,961	24,957
$50,000 Debentures, 8.0%, due 2025*	49,526	49,503
$55,000 Debentures, 7.125%, due 2028*	54,511	54,490
Revolving credit agreement	137,400	164,450
Capitalized lease obligations (see Note 18)	8,161	8,443
Other notes	1,857	1,712

	498,829	525,345
Less: Current portion	1,515	1,430

Total	$497,314	$523,915

*	Net of unamortized discounts
      The aggregate maturities of long-term debt are as follows:

2005	2006	2007	2008	2009

(Dollars in thousands)
$1,515	139,412	1,415	1,351	201,231
      At December 31, 2004, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $387.1 million. At December 31, 2003, the Company had $355.0 million principal amount outstanding, with an estimated fair market value of $388.3 million. Fair market value represents a third party’s indicative bid prices for these obligations. The Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BB+ by Standard & Poor’s Rating Group (“S&P”) at December 31, 2004. Subsequently, these ratings were downgraded to B1 and B+, respectively. In addition, after downgrading the rating, Moody’s withdrew its rating. See further information regarding this matter in Note 22.
      The senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating of the senior notes is below investment grade.
      The 8.0% debentures, due 2025, are redeemable at the option of the Company at any time after June 15, 2005, for redemption prices ranging from 103.31% to 100% of par. The 7.125% debentures, due 2028, are redeemable at the option of the Company at any time for the principal amount then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The 7.625% debentures, due 2013, and the 7.375% debentures, due 2015, are not redeemable before maturity.
      The indentures under which the senior notes and the debentures are issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; creation of additional liens; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. Prior to the filing of this Form 10-K, the Company had not filed with the Securities and Exchange Commission its annual report for 2004 and still has not filed its Form 10-Qs for the third quarter of 2004 and each of the first three quarters of 2005 or its Form 10-K for fiscal year 2005 (the “SEC Filings”). After the close of business on March 30, 2006, the Company received a notice of default with respect to its failure to file the SEC Filings from a holder of the 7.375% Debentures due 2015 (the “Notes”) of which $25 million is outstanding. Under the terms of the indenture governing the Notes, the Company has a 90-day period in which to cure the failure to file the SEC Filings or obtain a waiver. If the Company does not cure or obtain a waiver within the 90-day period, an event of default will have occurred and the holders of the Notes may declare the $25 million of principal immediately due and payable. In addition, as described above, the resulting event of default would trigger cross-default provisions for all other series of debt issued under the indenture as well as under the agreements governing most of the Company’s other outstanding indebtedness.
      The revolving credit agreement is a $300 million unsecured senior credit facility that expires September 7, 2006. The Company had borrowed $137.4 million under the revolving credit facility as of December 31, 2004. Based upon the type of funding used, borrowings under the revolving credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company’s index debt rating and the ratio of the Company’s total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The average interest rates for borrowings against the facility at December 31, 2004 and 2003 were 4.0% and 2.9%, respectively.
      The Company’s revolving credit facility contains financial covenants relating to total debt, fixed charges and EBITDA, cross default provisions with other debt obligations, and customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. In addition, if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P, as it currently is, the Company and its material subsidiaries are required to grant, within 30 days from such a rating downgrade, security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. The Company is currently in the process of granting such security interest. As a result, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries would be shared with the holders of the Company’s senior notes and debentures. The Company’s ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales.
      During 2004, the Company was granted waivers from the banks providing the revolving credit facility for financial reporting delays. The delays were a result of the Company’s restatement of its 2003 and first quarter 2004 consolidated financial information. See further information regarding the restatement in Note 2. Subsequent to December 31, 2004, the revolving credit agreement was amended to relax certain financial covenants, and the Company obtained amended waivers for financial reporting delays. In March 2006, the Company executed a commitment letter for a $700 million credit facility (the “New Credit Facility”) from a syndicate of lenders. The New Credit Facility provides for a five year, $300 million multi-currency senior revolving credit facility and a six year, $400 million term loan facility. The Company intends to use the New Credit Facility to replace the existing credit facility and for working capital and general corporate purposes. See further information regarding this subsequent event in Note 22.
      In 2000, the Company initiated an aggregate $150 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. During the fourth quarter of 2004, the Company amended the $100 million U.S. portion of the asset securitization program to resolve issues related to a prior rating downgrade and delayed quarterly Securities and Exchange Commission filings. The Company also evaluated the $50 million European portion of the program and decided to cancel the European program since it had not been drawn upon during 2004 and due to changing regulatory requirements for this type of facility in Europe and changes that would have been required due to the rating downgrade. At December 31, 2004, the Company had only the U.S. program remaining for $100 million, and subsequently, extended the program through June 2006 and obtained amended waivers through March 2006 for financial reporting delays. The Company intends to replace, extend, amend or otherwise modify the U.S. asset securitization program prior to its June 2006 expiration but has not yet decided upon the desired course of action. This decision will be based on other liquidity program decisions that will be made before the expiration date of the asset securitzation program. While the Company expects to maintain a satisfactory U.S. asset securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
      The accounts receivable securitization facility contains cross default provisions with other debt obligations and a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. Currently, the senior credit rating is below the minimum ratings and the facility could be terminated. The Company is in the process of obtaining a waiver and the facility is currently being utilized. There can be no assurance, however, that such waiver will be obtained. The termination of this program at December 31, 2004, would have reduced the Company’s liquidity to the extent that the total program of $100 million exceeded advances outstanding of $3.6 million. The liquidity from the Company’s revolving credit facility of $300 million under which $162.6 million was available at December 31, 2004, and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments if this program was terminated.
      Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (QSPE), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to various multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2003, $1.5 million had been advanced to the Company, net of repayments, under this program. During the twelve months ended December 31, 2004, $923.6 million of accounts receivable were sold under this program and $921.5 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $2.1 million and total advances outstanding at December 31, 2004 of $3.6 million.
      The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the receivables. In accordance with FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” neither the amounts advanced nor the corresponding receivables sold are reflected in the Company’s consolidated balance sheet as the trade receivables have been de-recognized with an appropriate accounting loss recognized.
      The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $108.5 million as of December 31, 2004, and $91.8 million as of December 31, 2003. The Company, on a monthly basis, measures the fair value

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
      In addition, the Company maintains other lines of credit and receivable sale programs to provide liquidity. Most of these lines are international and provide global flexibility for the Company’s liquidity requirements. At December 31, 2004, the unused portions of these lines provided approximately $27.0 million of additional liquidity. Also at December 31, 2004, the Company had a $3.3 million guarantee outstanding, expiring February 21, 2008, to support the borrowing facilities of an unconsolidated affiliate.
      The Company’s level of debt and debt service requirements could have important consequences to the Company’s business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products could adversely affect the Company’s cash flows from operations. However, the Company has a $300.0 million revolving credit facility, under which $162.6 million was available as of December 31, 2004. This liquidity, along with liquidity from the Company’s asset securitization program, other financing arrangements, and the available cash flows from operations, should allow the Company to meet its funding requirements and other commitments.

5.	Stock-based compensation plans
      In April 2003, shareholders of the Company approved the 2003 Long-Term Incentive Compensation Plan (the “Plan”). The Plan authorizes several different types of long-term incentives. The available incentives include stock options, stock appreciation rights, restricted shares, performance shares and common stock awards. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. The effective date of the Plan is January 1, 2003. The number of shares of common stock reserved for awards under the Plan is 3,250,000 shares. At December 31, 2004, there were 1,488,350 shares available for grant.
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
      The Company maintains a performance share plan whereby awards, expressed as shares of common stock of the Company, are earned only if the Company meets specific performance targets over a three-year period. The plan pays 50% cash and 50% common stock for the value of any earned performance shares. Performance share awards in the amount of 119,100 shares at a weighted-average market price of $26.26 per share were granted in 2004 (135,500 shares at $21.26 in 2003 and 144,950 shares at $28.25 in 2002). The Company accrues amounts based on performance reflecting the fair value of cash and common stock, which is anticipated to be earned. The effects of the plan on the Company’s operations were expenses (credits) of $(0.6) million, $1.2 million and $2.6 million in 2004, 2003 and 2002, respectively.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information pertaining to stock options is shown below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1, 2002	3,704,017	$20.84
Granted in 2002	857,150	25.52
Exercised in 2002	(633,777)	19.67
Canceled in 2002	(113,208)	23.32

Outstanding at December 31, 2002	3,814,182	21.86
Granted in 2003	830,800	21.44
Exercised in 2003	(202,833)	20.56
Canceled in 2003	(232,341)	23.29

Outstanding at December 31, 2003	4,209,808	21.75
Granted in 2004	831,250	25.49
Exercised in 2004	(340,367)	19.41
Canceled in 2004	(160,560)	23.37

Outstanding at December 31, 2004	4,540,131	22.56

Exercisable at December 31, 2002	2,329,903	$20.62
Exercisable at December 31, 2003	2,627,387	21.06
Exercisable at December 31, 2004	2,836,687	21.60
      Significant option groups outstanding at December 31, 2004 and the related weighted-average price for the exercisable options and remaining life information are as follows:

Options Outstanding				Options Exercisable

	Outstanding	Weighted-Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of Exercise Prices	12/31/2004	Contractual Life	Exercise Price	12/31/2004	Exercise Price

$14.00-17.00	260,371	0.7	$15.83	260,371	$15.83
$17.01-22.00	1,865,286	5.7	20.36	1,260,372	19.95
$22.01-27.00	2,311,028	6.8	24.82	1,213,248	23.97
$27.01-30.00	103,446	4.1	28.52	102,696	28.52

Total options	4,540,131	6.0	22.56	2,836,687	21.60

      Stock options have a term of 10 years and vest evenly over four years on the anniversary of the grant date. In the case of death, retirement, disability or change in control, the stock options become 100% vested and exercisable.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” The fair value for these options was estimated at the date of grant using a Black Scholes option-pricing model.

		Restated
	2004	2003	2002

	(Dollars in thousands, except per
	share data)
Income available to common shareholders from continuing operations — as reported*	$26,135	$7,550	$30,744
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(3,347)	(3,263)	(3,564)

Income available to common shareholders from continuing operations — pro forma	$22,788	$4,287	$27,180

Basic earnings per share from continuing operations — as reported	$0.62	$0.18	$0.80
Basic earnings per share from continuing operations — pro forma	$0.54	$0.10	$0.71
Diluted earnings per share from continuing operations — as reported	$0.62	$0.18	$0.80
Diluted earnings per share from continuing operations — pro forma	$0.54	$0.10	$0.66
Weighted-average fair value of options granted	$6.65	$7.12	$7.60
Expected life of option in years	6.80	7.35	7.60
Risk-free interest rate	3.30%	4.02%	4.61%
Expected volatility	28.07%	28.90%	28.40%
Expected dividend yield	2.40%	2.43%	2.18%

*	Includes $0.1 million, net of tax, in 2004 and 2003 for expense recognized in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” with the granting of stock options in 2003.
      There was no impact of the pro forma expense on discontinued operations for 2004, 2003, or 2002.

6.	Serial convertible preferred stock
      The Company is authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”). The Series A Preferred Stock was issued at a price of $46.375 per share for a total consideration of $70.5 million. As of December 31, 1999, all shares of the Series A Preferred Stock were allocated to participating individual employee accounts. The Trustee may redeem the Series A Preferred Stock to provide for distributions to participants or to satisfy an investment election provided to participants, or to provide loans to or withdrawals by participants. The Series A Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time after July 1, 1999, and under certain other circumstances if the Company terminates the Plan or future contributions to the Plan, in the event of changes in Federal tax laws that would preclude the Company from claiming a tax deduction for dividends paid on the Series A Preferred Stock, or if the Plan is determined not to be a qualified plan within the meanings of Section 401(a) or 4975(e)(7) of the Internal Revenue Code. In any redemption other than plan termination or the termination of future contributions to the Plan, the redemption price is fixed at $46.375 per preferred share plus earned but unpaid dividends as of the date of redemption. In addition, the Trustee is entitled, at any time, to cause any or all shares of Series A Preferred

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock to be converted into shares of common stock at a fixed conversion rate of 2.5988 shares (adjusted for stock splits) of common stock for each one share of Series A Preferred Stock.
      Each share of Series A Preferred Stock carries one vote, voting together with the common stock on most matters. The Series A Preferred Stock accrues dividends at an annual rate of 7% on shares outstanding. The dividends are cumulative from the date of issuance. To the extent the Company is legally permitted to pay dividends and the Board of Directors declares a dividend payable, the Company pays dividends on a quarterly basis. In the case of liquidation or dissolution of the Company, the holders of the Series A Preferred Stock are entitled to receive $46.375 per preferred share, or $25.00 per preferred share in the event of involuntary liquidation, plus earned but unpaid dividends, before any amount shall be paid or distributed to holders of the Company’s common stock.
      There were 489,649 and 603,442 shares of Series A Preferred Stock outstanding at December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, respectively, 113,793 shares, 101,060 shares, and 226,656 shares were redeemed as permitted by the Plan.

7.	Common stock
      In May 2002 the Company issued 5,000,000 shares of common stock at a price of $27.75 per share. The total proceeds of $138.8 million, less underwriting commissions and expenses, were used to reduce then outstanding bank borrowings.
      The Company did not purchase common stock on the open market in 2004 or 2003, and purchased 16,381 shares of common stock in 2002 at an aggregate cost of $0.4 million. At December 31, 2004, the Company had remaining authorization to acquire 4,201,216 shares under its current treasury stock purchase program. Until the Company becomes current in its filings with the Securities and Exchange Commission, the Company is prohibited from purchasing additional shares.
      The Company maintains a Shareholder Rights Plan (the “Plan”) whereby, until the occurrence of certain events, each share of the outstanding common stock represents ownership of one right (“Right”). The Rights become exercisable only if a person or group acquires 20% or more of the Company’s common stock (10% under certain circumstances) or commences a tender or exchange offer upon consummation of which such person or group would control 20% or more of the common shares or is declared an Adverse Person (as defined in the Plan) by the Board of Directors. The Rights, which do not have the entitlement to vote or receive dividends, expire on April 8, 2006. Rights may be redeemed by the Company at $0.03 1/3  per Right at any time until the 15th day following public announcement that a person or group has acquired 20% or more of the voting power, unless such period is extended by the Board of Directors while the Rights are redeemable.
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

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings per share computation
      Information concerning the calculation of basic and diluted earnings per share is shown below:

		Restated
	2004	2003	2002

	(In thousands, except per share
	amounts)
Basic earnings per share computation:
Net income available to common shareholders	$23,220	$11,962	$70,720
Less: Income (loss) from discontinued operations	(2,915)	4,412	39,976

	$26,135	$7,550	$30,744

Weighted-average common shares outstanding	41,981	40,903	38,277
Basic earnings per share from continuing operations	$0.62	$0.18	$0.80

Diluted earnings per share computation:
Net income available to common shareholders	$23,220	$11,962	$70,720
Less: Income (loss) from discontinued operations	(2,915)	4,412	39,976
Plus: Convertible preferred stock	—	—	1,988

	$26,135	$7,550	$32,732

Weighted-average common shares outstanding	41,981	40,903	38,277
Assumed conversion of convertible preferred stock	—	—	1,992
Assumed exercise of stock options	254	184	740

Weighted-average diluted shares outstanding	42,235	41,087	41,009

Diluted earnings per share from continuing operations	$0.62	$0.18	$0.80

      The convertible preferred shares were anti-dilutive for the twelve months ended December 31, 2004 and 2003, and thus not included in the diluted shares outstanding.

9.	Acquisitions
      On September 7, 2001, the Company acquired from OM Group, Inc. certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (“dmc2”) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. The Company paid $8.5 million in cash for certain purchase price settlements with dmc2 in the first quarter of 2003. In 2004, the Company received approximately $8.5 million in cash from dmc2 as the final settlement of the purchase price, which was recorded as a reduction to goodwill.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring and cost reduction programs
      The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	Costs	Total

	(Dollars in thousands)
Balance, December 31, 2002	$13,867	$132	$13,999
Gross charges (restated)	10,762	2,210	12,972
Cash payments (restated)	(10,832)	(578)	(11,410)
Non-cash write-offs	—	(1,583)	(1,583)

Balance, December 31, 2003(restated)	13,797	181	13,978
Gross charges	3,497	2,509	6,006
Cash payments	(12,397)	(458)	(12,855)
Non-cash write-offs	—	(1,256)	(1,256)

Balance, December 31, 2004	$4,897	$976	$5,873

      Charges for 2004 and 2003 relate to the Company’s ongoing cost reduction and restructuring programs. These programs include employment cost reductions in response to a slowdown in general economic conditions. In addition, charges for 2003 included costs for integration synergy plans relating to the acquisition of certain businesses of dmc2. Total gross charges for the year ended December 31, 2004 were $6.0 million, of which $2.6 million, $2.5 million and $0.9 million were included in the cost of sales, selling and general and administrative expenses, and miscellaneous expense, respectively. Total gross charges for the year ended December 31, 2003, were $13.0 million of which $2.4 million, $10.1 million and $0.5 million were included in cost of sales, selling and general and administrative expenses, and miscellaneous expense, respectively. Total gross charges for the year ended December 31, 2002, were $9.9 million of which $3.4 million and $6.0 million were included in cost of sales, and selling and general and administrative expenses, respectively. No charges for discontinued operations were incurred in 2004 or 2003 and $0.5 million were incurred in 2002.
      The remaining reserve balance for restructuring and cost reduction programs of $5.9 million at December 31, 2004, primarily represents future cash payment made during 2005 except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.

11.	Discontinued operations
      On September 30, 2002, the Company completed the sale of its Powder Coatings business unit in separate transactions with Rohm and Haas Company and certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of Akzo Nobel NV. On June 30, 2003, the Company completed the sale of its Petroleum Additives business to Dover Chemicals and its Specialty Ceramics business to CerCo LLC. For all periods presented, the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses have been reported as discontinued operations.
      There were no sales or earnings from discontinued operations in 2004. Sales from discontinued operations were $30.0 million and $205.2 million for the years ended December 31, 2003 and 2002, respectively. Earnings (loss) before tax from discontinued operations were $(1.5) million and $9.0 million for the years ended December 31, 2003 and 2002, respectively. The related tax expenses (benefits) were $(0.6) million and $2.8 million for the years ended December 31, 2003 and 2002, respectively. The results of discontinued operations include the operating earnings of the discontinued units as well as interest expense, foreign currency

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company’s actual weighted average interest rates for the respective years.
      Disposal of discontinued operations resulted in pre-tax losses of $3.8 million for 2004 and pre-tax gains of $7.7 million and $54.0 million for 2003 and 2002, respectively. The related tax expenses (benefits) were $(0.9) million, $2.4 million, and $20.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $1.3 million and $3.1 million as of December 31, 2004 and 2003, respectively, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities where applicable, and existing technologies. The gain (loss) on disposal of discontinued operations includes such post-closing and accrual adjustments.

12.	Contingent liabilities
      In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. Subsequently, the Company was named as defendant in several putative class action lawsuits alleging civil damages and requesting injunctive relief. The Company has no reason to believe that it or any of its employees engaged in any conduct that violated the antitrust laws. The Company is cooperating with the Department of Justice in its investigation and is vigorously defending itself in the putative class action lawsuits. Management does not expect this investigation or the lawsuits to have a material effect on the consolidated financial position, results of operations, or liquidity of the Company.
      In a July 23, 2004, press release, Ferro announced that its Polymer Additives business performance in the second quarter fell short of expectations and that its Audit Committee had engaged independent legal counsel (Jones Day) and an independent public accounting firm (Ernst & Young) to investigate possible inappropriate accounting entries in Ferro’s Polymer Additives business. (See Note 2.) A consolidated putative securities class action lawsuit arising from and related to the July 23, 2004 announcement is currently pending in the United States District Court for the Northern District of Ohio against Ferro, its deceased former Chief Executive Officer, its Chief Financial Officer, and a former Vice President of Ferro. These claims are based on alleged violations of federal securities laws. Ferro and the named executives consider these allegations to be unfounded, are vigorously defending this action and have notified Ferro’s directors and officers liability insurer of the claim. Because this action is in its preliminary stage, the outcome of this litigation cannot be determined at this time.
      On June 10, 2005, a putative class action was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. The Company considers these allegations to be unfounded, is vigorously defending this action, and has notified Ferro’s fiduciary liability insurer of the claim. Because this action is in the preliminary stage, the outcome of this litigation cannot be determined at this time.
      In addition, on October 15, 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on Ferro’s Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations in relation to the same allegations. Ferro’s Belgian subsidiary acquired its BBP business from Solutia Europe S.A./ N.V. (“SOLBR”) in August 2000. Ferro promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend Ferro and its Belgian subsidiary with respect to these investigations. In

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
response to Ferro’s notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters, subject to reservation of rights. In December 2005, the Hungarian authorities imposed a de minimus fine on Ferro’s Belgian subsidiary, and the Company expects the German and Belgian authorities also to assess fines for the alleged conduct. Management cannot predict the amount of fines that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for such fines.
      In October 2005, the Company performed a routine environmental, health and safety audit of its Bridgeport, New Jersey facility. In the course of this audit, internal environmental, health and safety auditors assessed the Company’s compliance with the New Jersey Department of Environmental Protection’s (“NJDEP”) laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). On October 31, 2005, the Company disclosed to the NJDEP that it had identified potential violations of the WPCA and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In December 2005, the Company met with the NJDEP to discuss the Company’s investigation and potential settlement of this matter, which would involve the payment of civil administrative penalties. The NJDEP is reviewing the matter and the Company expects the NJDEP to propose a penalty settlement during the first half of 2006. At this time, although management cannot estimate with certainty the ultimate penalty or related costs that may result from this matter, management does not expect such penalties to have a material effect on the consolidated financial position, results of operations or liquidity of the Company.
      There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

13.	Research and development expense
      Amounts expended for development or significant improvement of new and/or existing products, services and techniques for continuing operations were $42.4 million, $40.2 million and $33.8 million in 2004, 2003 and 2002, respectively.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement benefits
      Information concerning the pension and other post-retirement benefit plans of the Company is as follows:

	Pension Benefits		Other Benefits

		Restated*
	2004	2003	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$436,667	$370,749	$56,283	$57,727
Service cost	14,610	12,995	902	888
Interest cost	25,375	24,105	3,361	3,979
Amendments	126	102	—	—
Effect of curtailment	(137)	(340)	—	—
Effect of settlements	(902)	(3,912)	—	—
Plan participants’ contributions	599	608	—	—
Special termination benefits	—	996	—	—
Benefits paid	(23,052)	(19,164)	(3,518)	(3,608)
Acquisitions	(532)	18	—	—
Actuarial loss (gain)	23,290	28,462	(4,017)	(2,703)
Exchange rate effect	12,704	22,048	—	—

Benefit obligation at end of year	$488,748	$436,667	$53,011	$56,283

Accumulated benefit obligation at end of year	$460,854	$411,776	$53,011	$56,283
Change in plan assets:
Fair value of plan assets at beginning of year	$292,383	$239,250	$—	$—
Actual return plan assets	23,320	26,638	—	—
Employer contributions	11,492	33,187	3,518	3,608
Plan participants’ contributions	599	608	—	—
Benefits paid	(23,052)	(19,164)	(3,518)	(3,608)
Effect of settlements	(902)	(3,912)	—	—
Acquisitions	(532)	18	—	—
Exchange rate effect	8,799	15,758	—	—

Fair value of plan assets at end of year	$312,107	$292,383	$—	$—

Reconciliation of accrued costs:
Funded status	$(176,641)	$(144,284)	$(53,011)	$(56,283)
Unrecognized net actuarial loss (gain)	123,636	105,937	(8,796)	(4,920)
Unrecognized prior service cost (benefit)	1,968	1,514	(4,839)	(5,397)

Net amount recognized	$(51,037)	$(36,833)	$(66,646)	$(66,600)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$17	$4,312	$—	$—
Accrued benefit liability	(151,535)	(128,513)	(66,646)	(66,600)
Intangible assets	1,635	2,046	—	—
Accumulated other comprehensive income	98,846	85,322	—	—

Net amount recognized	$(51,037)	$(36,833)	$(66,646)	$(66,600)

Weighted-average assumptions as of December 31:
Discount rate	5.63%	5.97%	6.10%	6.25%
Expected return on plan assets	7.51%	8.01%	N/A	N/A
Rate of compensation increase	3.25%	2.80%	N/A	N/A

*	2003 amounts were restated to include the benefit plans of a foreign subsidiary and to correct the classification of data used in actuarial calculations in another foreign subsidiary.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Pension Plans with
	Pension Plans with		Accumulated Benefit
	Benefit Obligations in		Obligations in
	Excess of Plan Assets		Excess of Plan Assets

		Restated		Restated
	2004	2003	2004	2003

	(Dollars in thousands)
Benefit obligations	$486,734	$369,211	$444,999	$345,690
Plan assets	310,018	222,259	295,894	220,364
      For measurement purposes, the assumed increase in the cost of covered pre-Medicare health care benefits was 10.7% for 2004, gradually decreasing to 5.1% for 2013 and later years, and the assumed increase in the cost of covered post-Medicare health care benefits was 11.2% for 2004, gradually decreasing to 5.2% for 2013 and later years.
      In December 2003 the new Medicare Prescription Drug, Improvement and Modernization Act became law and will provide a basic subsidy of 28% of certain retiree health care beneficiaries’ drug costs if the benefit is at least actuarially equivalent to the Medicare benefit. See Note 1 regarding impact of adoption during 2004.

	Pension Benefits			Other Benefits

		Restated
	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)
Components of net periodic cost:
Service cost	$14,610	$12,995	$13,539	$902	$888	$953
Interest cost	25,375	24,105	22,395	3,361	3,979	3,986
Expected return on plan assets	(21,810)	(20,194)	(20,847)	—	—	—
Amortization of prior service cost	80	28	220	(558)	(558)	(727)
Net amortization and deferral	6,130	4,594	580	(97)	—	(130)
Curtailment and settlement effects	(66)	1,684	(2,324)	—	—	—

Net periodic benefit cost	$24,319	$23,212	$13,563	$3,608	$4,309	$4,082

      During 2002, the Company sold its Powder Coatings business unit. The impact on the Company’s defined-benefit pension plans was to decrease the projected benefit obligation by $2.0 million and $3.5 million for settlements and curtailments, respectively. In connection with the Company’s divestment of the Petroleum Additives and Specialty Ceramics businesses during 2003, a curtailment expense of $0.7 million was recognized as part of the gain on disposal of discontinued operations. Additionally, as a result of a cost reduction and restructuring program implemented in 2003 at an international subsidiary, a $1.0 million expense was recorded for special termination benefits.
      A one-percentage point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(Dollars in thousands)
Effect on total of service and interest cost component	$247	$(193)
Effect on post-retirement benefit obligation	$3,347	$(2,281)

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company contributed approximately $50.2 million to its pension and other post-retirement benefit plans in 2005.
      The expected return on assets at the beginning of the year is calculated as the weighted-average of the expected return for the target asset allocations of the principal asset categories held by each plan. In determining the expected return, the Company considers both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions.
      The measurement dates used to determine pension and other postretirement benefit measurements are September 30 for the United States plans and December 31 for the international plans. The weighted average asset allocations of the pension benefit plans at their measurement dates were:

	2004	2003

Debt Securities	40%	45%
Equity Securities	57	54
Other	3	1

Total	100%	100%

      The Company establishes asset allocation ranges and targets for each major category of plan assets. The risks inherent in the various asset categories are considered along with the benefit obligations, financial status and short-term liquidity needs of the fund. Listed below are the range of percentages and the target percentage for each asset category on a weighted-average basis:

	Minimum	Target	Maximum

Debt securities	37%	46%	48%
Equity securities	50%	54%	65%
      The Company’s pension plans held 424,651 shares of the Company’s common stock with a market value of $9.8 million at December 31, 2004, and received $0.2 million of dividends from the Company’s common stock in 2004.
      At December 31, 2004, retiree benefit payments, which reflect expected future service, were anticipated to be paid as follows:

		Other Benefits	Other Benefits
	Pension	Before	After
	Benefits	Medicare Subsidy	Medicare Subsidy

	(Dollars in thousands)
2005	$20,989	$4,527	$4,527
2006	21,888	4,656	4,335
2007	22,168	4,665	4,331
2008	23,601	4,738	4,397
2009	24,942	4,728	4,382
2010-2014	146,411	23,211	21,526
      The Company also sponsors supplemental defined benefit retirement plans for certain employees and for these plans expensed $2.1 million, $2.1 million and $2.1 million in 2004, 2003 and 2002, respectively.
      The parent company and certain subsidiaries have defined contribution retirement plans covering certain employees. The Company’s contributions are determined by the terms of the plans subject to the limitations that they shall not exceed the amounts deductible for income taxes. Generally, benefits under these plans vest gradually over a period of five years from date of employment and are based on the employee’s contributions.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The expense applicable to these plans was $5.2 million, $5.6 million, and $5.7 million in 2004, 2003 and 2002, respectively.
      In February 2006, the Company announced changes to certain of its postretirement benefit plans. See additional information regarding this matter in Note 22.

15.	Income taxes
      Income tax expense (benefit) from continuing operations is comprised of the following components:

		Restated
	2004	2003	2002

	(Dollars in thousands)
Current:
U.S. federal	$2,151	$(2,611)	$(4,868)
Foreign	11,484	13,543	15,537
State and local	194	(328)	(1,306)

	13,829	10,604	9,363
Deferred:
U.S. federal	(3,650)	(3,529)	4,254
Foreign	(6,780)	(4,157)	(605)
State and local	(47)	(540)	1,522

	(10,477)	(8,226)	5,171

Total income tax	$3,352	$2,378	$14,534

      In addition to the 2004 income tax expense of $3.4 million, certain net tax benefits of $7.1 million were allocated directly to shareholders’ equity.
      The above taxes are based on earnings (losses) from continuing operations before income taxes. These earnings (losses) aggregated $(0.1) million, $(14.7) million and $3.9 million for domestic operations, and $31.3 million, $26.7 million and $43.8 million for foreign operations in 2004, 2003 and 2002, respectively.
      A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Restated

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign tax rate difference	(9.1)	3.9	0.1
Extraterritorial income exclusion	(4.4)	(11.9)	(3.5)
Reversal of valuation allowances	(9.9)	(14.2)	—
ESOP dividend tax benefit	(2.5)	(8.0)	(2.2)
Net adjustment of prior year accrual	(6.6)	(0.2)	(3.3)
U.S. tax cost of foreign dividends	4.2	10.4	2.9
Miscellaneous	4.0	4.8	1.5

Effective tax rate(%)	10.7%	19.8%	30.5%

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and liabilities at December 31 were:

		Restated
	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Pension and other benefit program	$81,194	$75,162
Accrued liabilities	8,212	9,325
Net operating loss carryforwards	25,527	22,771
Inventories	3,525	5,061
Foreign tax credit carryforwards	17,428	15,925
Reserve for doubtful accounts	4,341	4,507
Other credit carryforwards	2,394	450
State and local	3,287	3,139
Other	6,870	5,703

Total deferred tax assets	152,778	142,043
Deferred tax liabilities:
Property and equipment — depreciation and amortization	69,327	63,800

Net deferred tax asset before valuation allowance	83,451	78,243
Valuation allowance	(8,163)	(14,070)

Net deferred tax assets	$75,288	$64,173

      At December 31, 2004, the Company has deferred tax assets related to foreign operating loss carryforwards of $25.6 million, some of which can be carried forward indefinitely and others that expire in 1 to 10 years. A valuation allowance of $8.2 million has been established due to the uncertainty of realizing certain foreign operating loss carryforwards. $2.6 million of this total represents an adjustment to goodwill related to purchase accounting. The recognition of any future tax benefits resulting from the reduction of $1.6 million of the valuation allowance will reduce any goodwill and other noncurrent intangibles resulting from the dmc2 acquisition that remain at the time of reduction. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income such that the net deferred tax assets will be realized.
      At December 31, 2004, the Company has deferred tax assets related to foreign tax credit carryforwards of $17.4 million for tax purposes, which can be carried forward for ten years. Approximately half expire in 2012 and approximately half in 2013. In management’s opinion, it is more likely than not that the credits will be utilized before the expiration period.
      Of the total net deferred tax assets, $45.6 million and $45.4 million were classified as other current assets, $46.7 million and $36.2 million as other assets, $1.7 million and $2.3 million as current liabilities, and $15.3 million and $15.1 million as other liabilities at December 31, 2004 and 2003, respectively.
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $125.5 million. Deferred income taxes are not provided on these earnings as it is intended that these earnings be indefinitely invested in these entities.

16.	Reporting for segments
      During the restatement process, the Company re-evaluated its aggregation of operating units into reportable segments under the provisions of FASB’s Statement No. 131. As a result, the former two reportable

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segments are now being presented as six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other, which is comprised of two business units which do not meet the quantitative thresholds for separate disclosure. The Company uses the criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to identify segments which management has concluded are its seven major business units. Further, the Company has concluded that it is appropriate to aggregate its Tile and Porcelain Enamel operating segments into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics.
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
      Net sales to external customers by segment (inter-segment sales are not material):

		Restated
	2004	2003	2002

	(Dollars in millions)
Performance Coatings	$466.5	$425.1	$410.8
Electronic Materials	388.3	338.3	284.3
Color and Glass Performance Materials	355.9	305.4	291.5
Polymer Additives	280.2	240.4	247.1
Specialty Plastics	265.0	236.0	231.7
Other	87.8	70.4	63.1

Total	$1,843.7	$1,615.6	$1,528.5

      Income and reconciliation to income (loss) before taxes by segment:

		Restated
	2004	2003	2002

	(Dollars in millions)
Performance Coatings	$23.9	$26.2	$35.1
Electronic Materials	33.2	21.0	18.1
Color and Glass Performance Materials	37.1	41.7	43.1
Polymer Additives	(.9)	2.5	19.3
Specialty Plastics	9.6	12.8	15.4
Other	3.6	3.1	(.2)

Total	106.5	107.3	130.8
Unallocated expenses	(36.8)	(50.1)	(29.1)
Interest expense	(42.0)	(43.1)	(41.8)
Interest earned	.9	.9	1.0
Foreign currency	(3.0)	(1.2)	(0.4)
Gain on sale of businesses	5.2	—	.5
Miscellaneous — net	.4	(1.8)	(13.3)

Income before taxes from continuing operations	$31.2	$12.0	$47.7

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization by segment:

		Restated
	2004	2003	2002

	(Dollars in millions)
Performance Coatings	$13.3	$12.4	$12.3
Electronic Materials	19.8	19.7	17.3
Color and Glass Performance Materials	11.5	11.2	9.6
Polymer Additives	10.6	8.9	7.4
Specialty Plastics	4.5	5.2	5.5
Other	5.1	5.4	4.7

Segment depreciation and amortization	64.8	62.8	56.8
Other	10.2	13.8	7.5

Total consolidated	$75.0	$76.6	$64.3

      Total assets at December 31 by segment:

		Restated
	2004	2003

	(Dollars in millions)
Performance Coatings	$347.7	$351.7
Electronic Materials	400.9	408.8
Color and Glass Performance Materials	275.3	261.5
Polymer Additivies	243.6	235.9
Specialty Plastics	105.9	102.3
Other	113.6	102.2

Segment assets	1,487.0	1,462.4
Other assets	246.4	268.9

Total consolidated	$1,733.4	$1,731.3

      Segment assets primarily consist of trade receivables, inventories, intangibles, and property, plant and equipment, net of applicable reserves. Other assets include cash, deferred taxes, pension assets, and other items.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets at December 31 by segment:

		Restated
	2004	2003

	(Dollars in
	millions)
Performance Coatings Goodwill	$46.7	$47.8
Other intangibles	.3	.3
Accumulated amortization	(.4)	(.4)

Total Coatings Materials	46.6	47.7
Electronic Materials Goodwill	162.3	164.6
Other intangibles	21.9	21.9
Accumulated amortization	(15.8)	(15.3)

Total Electronic Materials	168.4	171.2
Color and Glass Performance Materials
Goodwill	65.0	69.3
Other intangibles	4.4	3.4
Accumulated amortization	(2.4)	(1.9)

Total Color and Glass Materials	67.0	70.8
Polymer Additivies
Goodwill	39.9	39.6
Other intangibles	42.4	42.4
Accumulated amortization	(9.0)	(9.0)

Total Additives Materials	73.3	73.0
Specialty Plastics Goodwill	20.8	20.8
Other intangibles	—	—
Accumulated amortization	(3.8)	(3.8)

Total Plastics Materials	17.0	17.0
Other
Goodwill	41.4	40.6
Other intangibles	—	—
Accumulated amortization	(1.2)	(1.2)

Total Other Materials	40.2	39.4

Net intangible assets	$412.5	$419.1

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expenditures for long-lived assets (including acquisitions) by segment:

		Restated
	2004	2003	2002

	(Dollars in millions)
Performance Coatings	$12.9	$8.8	$13.5
Electronic Materials	3.6	4.8	6.2
Color and Glass Performance Materials	4.8	7.5	5.6
Polymer Additives	4.7	5.1	3.0
Specialty Plastics	3.2	2.7	1.9
Other	9.9	4.9	3.1

Total Segments	39.1	33.8	33.3
Other	—	2.3	5.2

Total Consolidated	$39.1	$36.1	$38.5

      Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents greater than 10% of the Company’s consolidated sales. Net sales by geographic region:

		Restated
	2004	2003	2002

	(Dollars in millions)
United States	$900.0	$776.4	$758.6
International	943.7	839.2	769.9

Total	$1,843.7	$1,615.6	$1,528.5

      Long-lived assets by geographic region at December 31:

		Restated
	2004	2003	2002

	(Dollars in millions)
United States	$626.8	$649.3	$667.6
International	384.4	386.4	331.3

Total	$1,011.2	$1,035.7	$998.9

      Except for the United States of America, no single country has greater than 10% of consolidated long-lived assets.

17.	Financial instruments
      The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and amounts included in investments and accruals meeting the definition of a financial instrument approximate fair value due to the short period to maturity of the instruments.
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

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Put options are purchased to offset the exposure of foreign currency-denominated earnings to a depreciation in the value of the local currency to the U.S. dollar. The Company’s primary foreign currency put option market is the Euro. The maturity of the Company’s put option contracts is generally under one year. At December 31, 2004, no options were outstanding. At December 31, 2003, the face value or notional amount of all outstanding currency options was $19.0 million. If liquidated at December 31, 2003, these options would have produced a cash amount of $0.1 million versus an unamortized cost of $0.3 million.
      Forward contracts are entered into to manage the impact of currency fluctuations on transaction exposures. The maturity of such foreign currency forward contracts is consistent with the underlying exposure, generally less than one year. At December 31, 2004, the notional amount and fair market value of these forward contracts was $116.7 million and $(0.7) million, respectively. At December 31, 2003, the notional amount and fair market value of these forward contracts was $72.3 million and $(0.9) million, respectively. The maturity dates of the forward contracts are generally less than one year.
      All forward contract and put option activity is executed with major reputable multinational financial institutions. Accordingly, the Company does not anticipate counter-party default.
      The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company marks these contracts to fair market value and recognizes the resulting gains or losses as miscellaneous income or expense, respectively. The fair value of the contracts for natural gas was $(0.9) million and $0.6 million at December 31, 2004 and 2003, respectively.
      The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delay in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company made deposits of $79.0 million. The fair value of the Company’s rights and obligations under these arrangements at December 31, 2004 and 2003 is not material.
      Cost of sales related to the consignment arrangements’ fees were $2.4 million for 2004, $1.6 million for 2003, and $2.0 million for 2002. At December 31, 2004 and 2003, the Company had 9.4 million and 8.3 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with market values of $106.4 million and $94.7 million, respectively.
      The consignment arrangements allow for the Company to replace the metals used in the manufacturing process by obtaining replacement quantities on the spot market and to charge the customer for the cost of the replacement quantities (i.e., the price charged to the customer is largely a pass through). In certain circumstances, customers request at the time an order is placed, a fixed price for the metals cost pass through. In these instances, the Company will enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, the Company enters into a forward purchase

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangement with a metal supplier to completely cover the value of the fixed price sales contract. The fair value of the fixed price contracts for future metal consignment replenishments are approximately $1.7 million and $1.3 million at December 31, 2004 and 2003, respectively. In accordance with FAS No. 133, the market value of these fixed price contracts is analyzed quarterly. Due to the short duration of the contracts (generally three months or less), the difference between the contract values and market values at any financial reporting date is not material.

18.	Leases
      Rent expense for all operating leases was approximately $13.9 million in 2004, $10.7 million in 2003, and $15.6 million in 2002. Amortization of assets recorded under capital leases is recorded as depreciation expense.
      The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capitalized leases and included in property, plant and equipment at December 31 are as follows:

		Restated
	2004	2003

	(Dollars in thousands)
Gross Amounts Capitalized
Buildings	$3,100	$3,100
Equipment	9,398	8,664

	12,498	11,764
Accumulated Amortization
Buildings	(1,356)	(1,279)
Equipment	(4,915)	(3,844)

	(6,271)	(5,123)

Net Capital Lease Assets	$6,227	$6,641

      At December 31, 2004, future minimum lease payments under all non-cancelable leases are as follows:

	Capitalized	Operating
	Leases	Leases

	(Dollars in thousands)
2005	$1,632	9,511
2006	1,423	6,093
2007	1,209	3,817
2008	1,145	2,145
2009	1,115	1,310
Thereafter	6,774	4,900

Total minimum lease payments	13,298	$27,776

Less amount representing executory costs	30

Net minimum lease payments	13,268
Less amount representing imputed interest	5,107

Present value of net minimum lease payments	8,161
Less current portion	982

Long-term obligations at December 31, 2004	$7,179

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Intangible Assets

		December 31,

	Estimated		Restated
	Economic Life	2004	2003

		(Dollars in millions)
Goodwill	Indefinite	$432.4	$438.7
Patents	9-15 years	5.9	5.9
Non-compete	3-5 years	3.0	3.0
Other	1 year-indefinite	3.7	3.0

Total gross intangible assets		445.0	450.6
Accumulated amortization		32.5	31.5

Net intangible assets		$412.5	$419.1

      Amortization expense from continuing operations was $1.0 million, $1.7 million and $0.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

20.	Property, plant and equipment

	December 31,

		Restated
	2004	2003

	(Dollars in millions)
Land	$43.7	$43.3
Buildings	274.3	258.9
Machinery and Equipment	842.6	805.3
Leased property under capitalized leases	12.5	11.8

Total Property, Plant and Equipment	1,173.1	1,119.3
Total Accumulated Depreciation	574.4	502.6

Net Property, Plant and Equipment	$598.7	$616.7

      Depreciation expense from continuing operations was $67.8 million, $66.4 million, and $61.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

21.	Related Party Transactions
      Ferro had the following transactions with its unconsolidated affiliates:

	2004	2003	2002

	(Dollars in thousands)
Sales	$19,354	$5,456	$4,829
Purchases	6,374	2,229	1,493
Commissions/ Royalties received	352	335	320
Dividends/ Interest received	147	—	333
      Ferro purchased raw materials from a company whose controlling interest is held by a company whose chief executive officer currently serves on the Company’s Board of Directors. These purchases amounted to $14.3 million in 2004, $7.0 million in 2003 and $1.2 million in 2002 and were made at arm’s-length terms. Payables related to these purchase were $0.0 million and $0.7 million at December 31, 2004 and 2003, respectively.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003, the Company had a € 2.4 million guarantee outstanding, expiring February 21, 2008, to support the borrowing facilities of an unconsolidated affiliate, and also had $2.8 million due to Ferro Finance Corporation.

22.	Subsequent Events
      In February 2006, the Company announced that it was freezing the Ferro Corporation Retirement Plan effective March 31, 2006, and would be providing additional contributions to the U.S. defined contribution plan beginning April 1, 2006, and was limiting eligibility for U.S. retiree medical benefits. The Company estimates that the changes in these retirement plans will reduce expenses by $30 to $40 million over the upcoming five years.
      In the second quarter of 2005, the Company’s senior credit rating was downgraded to Ba1 by Moody’s and BB by S&P. In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the Securities and Exchange Commission. Although there are negative implications to this action, the Company anticipates that it will continue to have access to sufficient liquidity, albeit at a higher borrowing costs.
      Moody’s rating downgrade triggered the springing lien in the Company’s revolving credit facility. (See related discussion in Note 4.) Under the terms of the agreement the lenders will be entitled to security interests in the Company’s and its domestic material subsidiaries’ tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program) and the pledge of 100% of the stock of the Company’s domestic material subsidiaries and 65% of the stock of the Company’s foreign material subsidiaries. Under the terms of the Company’s senior unsecured notes and debentures, the holders of the Company’s notes will be equally secured with the revolving credit lenders with security interests in the Company’s principal domestic manufacturing facilities and the pledge of 100% of the stock of the Company’s domestic subsidiaries. The Company obtained a waiver from the lenders in the revolving credit facility to extend reporting requirements through June 2006 for the 2004 period and through the expiration of the program for the 2005 and 2006 periods. The extension will give the Company time to put in place the New Credit Facility as described below. In addition, the Company expects to continue its current $100 million asset securitization facility.
      On March 24, 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”). The New Credit Facility will provide for a five year, $300 million multi-currency senior revolving credit facility and a six year, $400 million term loan facility. The New Credit Facility will be used to replace the existing credit facility and for working capital and general corporate purposes.
      The New Credit Facility will bear interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate (“ABR”) which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins based on the Company’s index debt rating. The New Credit Facility will be secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the of the shares of the Company’s material foreign subsidiaries, excluding trade receivables and related collateral sold pursuant to the Company’s accounts receivable securitization program (see Note 4). The New Credit Facility will contain customary operating covenants that limit its ability to engage in certain activities, including limitations on additional loans and investments; prepayments, redemptions and repurchases of debt; mergers, acquisitions

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and asset sales; and capital expenditures. The Company will also be subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio.
      The New Credit Facility is subject to, among other conditions, the negotiation, execution and delivery of definitive documentation with respect to the New Credit Facility; completion of lender’s due diligence procedures; the absence of a disruption or adverse change in the financial, banking or capital markets; the nonoccurrence of events that have a material adverse effect on the Company’s business (the restatement of consolidated financial statements or delisting of shares will not be considered a material adverse effect); and compliance with certain financial measures at the closing date.
      After the close of business on March 30, 2006, the Company received a notice of default from a holder of the 7.375% Debentures due 2015 (the “Notes”) of which $25 million is outstanding. The notice recites the Company’s failure to timely file with the Securities and Exchange Commission and the Trustee of the Notes required Form 10-Qs and Form 10-Ks for the respective periods ending September 30, 2004 through December 31, 2005. Under the terms of the Indenture governing the Notes, the Company has a 90-day period in which to cure the failure to file its reports or obtain a waiver. If the Company does not cure or obtain a waiver within the 90-day period, an event of default will have occurred and the holders of the Notes may declare the $25 million of principal immediately due and payable. In addition, under the Indenture, the resulting event of default would trigger a default for all other series of debt issued under the indenture as well as under the agreements governing most of the Company’s other outstanding indebtedness. Whether or not such default is triggered, the Company intends to enter into the New Credit Facility and continue its asset securitization program so that it is in a position to be able to repay any indebtedness that may be accelerated as a result of a default and prepay or redeem such other indebtedness as the circumstances may warrant.
      On March 31, 2006, the Company’s senior credit rating was downgraded from BB to B+ by S&P. S&P cited delays in filing, a recent absence of transparency with regard to current results and near term prospects and a diminished business profit that has resulted in weak operating margins and earnings.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There are no such changes or disagreements.
Item 9A — Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, and the material weaknesses noted below, management concluded that the disclosure controls and procedures were not effective as of December 31, 2004.
      Procedures were undertaken in order for management to conclude that reasonable assurance exists regarding the reliability of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.

(b)	Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
      The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. As a result of its assessment, management identified material weaknesses in the Company’s internal control over financial reporting. Based on the weaknesses identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. The independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2004. This report appears in Item 9A(e).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      As a result of its assessment, the Company has identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:
      1. Inadequately trained and insufficient numbers of accounting personnel coupled with insufficient accounting policies and procedures. A number of our finance and accounting personnel were inadequately trained and lacked the appropriate expertise in U.S. GAAP to prepare financial information for inclusion in the Company’s consolidated financial statements. Also, staffing levels in the accounting functions in certain locations were insufficient given the complexity of the various accounting systems and the Company’s geographic dispersion. Furthermore, our accounting policies and procedures documentation was either insufficiently prescriptive or insufficiently comprehensive to ensure proper and consistent application of U.S. GAAP throughout the organization. This resulted in errors in accounting for employee benefit obligations, environmental contingencies, leases, derivatives, repair and maintenance expense recognition, and income taxes. It also resulted in failure to properly record impairment of property, plant and equipment and other long-term assets, failure to properly capitalize variances from its inventory standard cost system, incorrect calculations of inventory valuation and shrinkage reserves, improper revenue recognition that was not in accordance with agreed upon sales terms, improper recognition of earned customer rebates, use of incorrect exchange rates for foreign currency translation during consolidation in accordance with U.S. GAAP, and an incorrect calculation being used in the Company’s goodwill impairment analysis.
      This material weakness resulted in adjustments to and restatements of the consolidated financial statements, with the exception of the goodwill impairment analysis, which resulted in a more than remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected. This material weakness was also a contributing factor to the following material weaknesses:
      2. Non-adherence to policies and procedures associated with the financial statement reporting process. Specifically, policies and procedures to ensure accurate, reliable and timely preparation and presentation of consolidated financial statements and related footnote disclosures were not consistently followed. As a result, adjustments were required in the consolidated financial statements and related footnote disclosures.
      3. Failure to consistently reconcile and perform timely reviews of accounting reconciliations, data files and journal entries. Specifically, deficiencies were noted in the following areas: a) inadequate supporting documentation for, and inconsistent performance of, management approval of post-closing and nonstandard journal entries in many business units; b) inconsistent performance of account reconciliations and analysis for all significant accounts on a timely basis; c) inconsistent review of account reconciliations; and d) inconsistent review of changes to sales price data files. As a result, adjustments and restatements were required to correct inventory, accrued liabilities, accounts payable, accounts receivable, intercompany accounts, and related income statement accounts in the consolidated financial statements.
      4. Failure to properly identify and ensure receipt of agreements for review by accounting personnel. Specifically, the Company did not have appropriate controls in place to ensure that agreements with financial reporting implications are received by accounting personnel for their review. As a result, the Company improperly accounted for derivative natural gas supply contracts and precious metals arrangement contracts. Also, certain raw material supply agreements were improperly treated as consignment arrangements. These resulted in adjustments to and restatements of the consolidated financial statements.
      5. Failure to consistently review the calculations and accounting for amounts due to employees under various compensation plans. Specifically, certain business units had insufficient controls to ensure that amounts recorded under incentive compensation programs were properly calculated in accordance with established policies. In addition, reviews by corporate personnel to ensure adherence to those policies were not consistently performed. Furthermore, controls to ensure that recorded amounts associated with defined benefit pension plans were properly calculated or reviewed were not consistently performed. As a result, adjustments and restatements were required to correct accrued liabilities and related income statement accounts in the consolidated financial statements.

(c)	Changes in Internal Control over Financial Reporting and Other Remediation
      Changes in the Company’s internal control over financial reporting and other remediation activities during the quarters ended June 30, September 30, and December 31, 2004, that materially improved, or are reasonably likely to improve, the Company’s internal control over financial reporting:

•	The following specific actions were taken as a direct response to the intentional override of internal controls in the Polymer Additives Division:

•	Disciplinary actions against various employees in the Polymer Additives business unit, ranging from reprimand to termination; and

•	Replacement of various Polymer Additives accounting personnel.

•	The following actions listed below are remedial actions taken in response to the material weaknesses identified by management:

•	Initiated a revision of accounting policies and procedures manual; facilitated use of the manual by making it available via the Company’s intranet;

•	Initiated expanded quarterly analyses of reported financial information by each site lead by the Company’s Chief Financial Officer;

•	Codified, clarified and communicated a specific fraud policy;

•	Expanded the distribution of quarterly Letters of Representation to include all lead accounting and operating personnel at worldwide sites;

•	Enhanced quarterly certification processes, including expansion of language within quarterly Letters of Representation to include disclosure of known fraud, violations of legal and ethical policies and material transactions not reported in accordance with U.S. GAAP in the underlying financial records;

•	Initiated regular conference calls for accounting personnel world-wide. Subjects covered include remediation of identified internal control issues including account reconciliations, application of specific U.S. GAAP requirements and new or revised accounting policies and procedures;

•	Initiated training on quarterly and annual certification procedures with senior management;

•	Initiated a review of accounting policies and modification where appropriate;

•	Initiated a formal procedure for addressing accounting questions;

•	Expanded resources within the Internal Audit function (including the use of temporary personnel); and

•	Modified the scope and nature of internal audit procedures.
      Except as disclosed above, there were no changes in the Company’s internal control over financial reporting during the quarters ended June 30, 2004, September 30, 2004, and December 31, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Additional Changes in Internal Control over Financial Reporting and Other Remediation
      Changes in the Company’s internal control over financial reporting and other remediation activities subsequent to December 31, 2004, that materially improved, or are reasonably likely to improve, the Company’s internal control over financial reporting:

•	Added the positions of Chief Accounting Officer and Director of Financial Reporting to the accounting organization, as well as added upgraded technical resources within the Corporate accounting staff (including the use of contract personnel);

•	Adopted an account reconciliation policy that includes the assignment of all accounts to specific associates, monthly deadlines for completing reconciliations and review of the reconciliation of each account on a monthly or quarterly basis depending on the nature of the account;

•	Initiated an analysis of the global accounting organization to assess whether any additional resources are needed; resulting in the addition of several positions;

•	Continued refinement, expansion and communication of the Accounting Policies and Procedures manual;

•	Modified incentive compensation programs to eliminate financial-based measures from accounting personnel attainment goals;

•	Continued migration of the Company’s disparate information systems to the global SAP platform with the objective of having one integrated system with improved corporate oversight; and

•	Engaged an outside firm to review the Company’s remediation plan, and validate management’s implementation and assessment of the status of remedial action items.
      The Company will continue to evaluate the effectiveness of its controls and procedures (both disclosure controls and procedures and internal control over financial reporting) on an ongoing basis, including consideration of the material weaknesses identified above, or other deficiencies it identifies. The Company will implement further actions as necessary in its continuing assessment of disclosure controls and internal controls over financial reporting. While the Company believes that its remedial measures have substantially improved the Company’s control processes and procedures, there is no absolute assurance that the continuing implementation of these measures will succeed in making the Company’s internal controls over financial reporting effective.

(e)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Ferro Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Ferro Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:
      1. Inadequately trained and insufficient numbers of accounting personnel coupled with insufficient accounting policies and procedures. A number of the Company’s finance and accounting personnel were inadequately trained and lacked the appropriate expertise in U.S. GAAP to prepare financial information for inclusion in the Company’s consolidated financial statements. Also, staffing levels in the accounting functions in certain locations were insufficient given the complexity of the various accounting systems and the Company’s geographic dispersion. Furthermore, the Company’s accounting policies and procedures documentation was either insufficiently prescriptive or insufficiently comprehensive to ensure proper and consistent application of U.S. GAAP throughout the organization. This resulted in errors in accounting for employee benefit obligations, environmental contingencies, leases, derivatives, repair and maintenance expense recognition, and income taxes. It also resulted in failure to properly record impairment of property, plant and equipment and other long-term assets, failure to properly capitalize variances from its inventory standard cost system, incorrect calculations of inventory valuation and shrinkage reserves, improper revenue recognition that was not in accordance with agreed upon sales terms, improper recognition of earned customer rebates, use of incorrect exchange rates for foreign currency translation during consolidation in accordance with U.S. GAAP, and an incorrect calculation being used in the Company’s goodwill impairment analysis.
      This material weakness was also a contributing factor to the following material weaknesses:
      2. Non-adherence to policies and procedures associated with the financial statement reporting process. Specifically, policies and procedures to ensure accurate, reliable and timely preparation and presentation of consolidated financial statements and related footnote disclosures were not consistently followed. This resulted in errors in the consolidated financial statements and related footnote disclosures.
      3. Failure to consistently reconcile and perform timely reviews of accounting reconciliations, data files and journal entries. Specifically, deficiencies were noted in the following areas: a) inadequate supporting documentation for, and inconsistent performance of, management approval of post-closing and nonstandard journal entries in many business units; b) inconsistent performance of account reconciliations and analysis for all significant accounts on a timely basis; c) inconsistent review of account reconciliations; and d) inconsistent review of changes to sales price data files. This resulted in errors in inventory, accrued liabilities, accounts payable and accounts receivable, intercompany accounts and related income statement accounts.
      4. Failure to properly identify and ensure receipt of agreements for review by accounting personnel. Specifically, the Company did not have appropriate controls in place to ensure that agreements with financial reporting implications are received by accounting personnel for their review. As a result, the Company improperly accounted for derivative natural gas supply contracts and precious metals arrangement contracts. Also, certain raw material supply agreements were improperly treated as consignment arrangements.
      5. Failure to consistently review the calculations and accounting for amounts due to employees under various compensation plans. Specifically, certain business units had insufficient controls to ensure that amounts recorded under incentive compensation programs were properly calculated in accordance with established policies. In addition, reviews by corporate personnel to ensure adherence to those policies were not consistently performed. Furthermore, controls to ensure that recorded amounts associated with defined benefit pension plans were properly calculated or reviewed were not consistently performed. This resulted in errors in accrued liabilities and related income statement accounts.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Ferro Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Cleveland, Ohio
March 31, 2006
Item 9B — Other Information
      The Company is reporting the following event under this item in lieu of filing such information on Form 8-K under Item 2.04:
      After the close of business on March 30, 2006, the Company received a notice of default from a holder of the 7.375% Debentures due 2015 (the “Notes”) of which $25 million is outstanding. The notice recites the Company’s failure to timely file with the Securities and Exchange Commission and the Trustee of the Notes required Form 10-Qs and Form 10-Ks for the respective periods ending September 30, 2004 through December 31, 2005. Under the terms of the Indenture governing the Notes, the Company has a 90-day period in which to cure the failure to file its reports or obtain a waiver. If the Company does not cure or obtain a waiver within the 90-day period, an event of default will have occurred and the holders of the Notes may declare the $25 million of principal immediately due and payable. In addition, under the Indenture, the resulting event of default would trigger a default for all other series of debt issued under the Indenture as well as under the agreements governing most of the Company’s other outstanding indebtedness. Whether or not such default is triggered, the Company intends to enter into the New Credit Facility and continue its asset securitization program so that it is in a position to be able to repay any indebtedness that may be accelerated as a result of a default and prepay or redeem such other indebtedness as the circumstances may warrant.

PART III
Item 10 — Directors and Executive Officers of the Registrant
Directors of the Registrant
      Set forth below are the name, age, positions held with the Company, term of office, business experience during the past five years and other public company directorships held by each individual serving as a Director of the Company as of February 28, 2006. There is no family relationship between any of Ferro’s Directors.

		Year First Became a
Name	Age	Ferro Director	Current Term Expires	Committee Assignments

Michael H. Bulkin	67	1998	2007	Governance, Nomination & Compensation Committee (Chair), Technology Strategy Committee
Sandra Austin Crayton	58	1994	Annual Meeting to be held on April 28, 2006	Technology Strategy Committee (Chair), Finance Committee
Jennie S. Hwang, Ph.D.	58	2001	2006	Audit Committee, Technology Strategy Committee
James F. Kirsch	48	2005	2006
William B. Lawrence	61	1999	Annual Meeting to be held on April 28, 2006	Audit Committee (Chair), Governance, Nomination & Compensation Committee
Michael F. Mee	63	2001	2007	Finance Committee (Chair), Governance, Nomination & Compensation Committee
William J. Sharp	64	1998	2007	Governance, Nomination & Compensation Committee, Finance Committee, Audit Committee
Dennis W. Sullivan	67	1992	Annual Meeting to be held on April 28, 2006	Audit Committee, Technology Strategy Committee
Alberto Weisser	50	2000	2007	Audit Committee, Finance Committee
      Michael H. Bulkin — Mr. Bulkin is a private investor. In 1965, he joined McKinsey & Company, Inc. (an international management consulting firm). He became a principal in 1970 and was elected a director in 1976. While serving with McKinsey & Company, Mr. Bulkin held several leadership positions including Managing Director of various offices, Chairman of the Partner Evaluation and Compensation Committee and member of the Shareholders Committee, Executive Committee, Strategy Development Committee, Professional Personnel Committee and Partner Election Committee. Mr. Bulkin retired from McKinsey & Company in 1993. Mr. Bulkin also serves as a director of Bunge Limited, a global food and agribusiness company operating in the farm-to-consumer food chain.

      Sandra Austin Crayton — Ms. Crayton is a Managing Director with Alvarez and Marsal, a professional services firm. Ms. Crayton joined the firm in January 2006. Prior to that, Ms. Crayton was President and CEO of PhyServ, LLC, a health care billing, collections, receivables and information company. Ms. Crayton was appointed Senior Vice President and General Manager of the Medical/ Surgical and Psychiatry Management Centers of University Hospitals of Cleveland in 1988. From 1990 to 1994, she served as Executive Vice President and Chief Operating Officer of The University of Chicago Hospitals. In 1994, she was appointed President of Caremark Clinical Management Services, a division of Caremark Rx, Inc. In 1995, Ms. Crayton was named President of Caremark Physician Services, a division of Caremark, Inc., which provides physician practice management services. Between 1997 and 1999, Ms. Crayton was President and Chief Executive Officer of Sedona Health Care Group, Inc. In 1999, she became President and CEO of PhyServ LLC and retired from that position on June 1, 2001, when the company was sold. Ms. Crayton also serves as a director of Gambro AB (a medical technology and healthcare company) and NCCI Holdings, Inc. (a workers’ compensation database management firm).
      Jennie S. Hwang, Ph.D. — Dr. Hwang has over 25 years of experience in the chemical coating, materials and electronics industries through her management and/or ownership of businesses. Since 1994, she has served as the President of H-Technologies Group, encompassing international business, worldwide manufacturing services, IP management and joint ventures. Dr. Hwang was also the CEO of International Electronic Materials Corporation, a manufacturing company she founded, which was later sold. Prior to establishing these companies, Dr. Hwang held various senior executive positions with Lockheed Martin Corp., SCM Corp., and The Sherwin-Williams Company. Dr. Hwang holds a Ph.D. in engineering and two M.S. degrees in liquid crystals and chemistry. She has served as National President of the Surface Mount Technology Association and in other global leadership positions and is a worldwide speaker and author of 300 publications and several internationally used textbooks on leading technologies and global market thrusts. Dr. Hwang has been elected to the National Academy of Engineering and is a board member of Second Bancorp, Inc. (a bank holding company), Singapore Asahi Chemical Industries, Pte. Ltd. (a Singapore chemical company), and Case Western Reserve University.
      James F. Kirsch — Mr. Kirsch was appointed Chief Executive Officer and a Director following the unexpected death of Mr. Hector R. Ortino, the Company’s Chairman and Chief Executive Officer, in November 2005. Mr. Kirsch had joined Ferro in October 2004 as its President and Chief Operating Officer. Prior to joining Ferro, Mr. Kirsch had served as President of Premix Inc. and Quantum Composites, Inc., manufacturers of thermoset molding compounds, parts and sub-assemblies for the automotive, aerospace, electrical and HVAC industries. Prior to that, from 2002 through 2004, he served as President of Quantum Composites. From 2000 through 2002, he served as President and director of Ballard Generation Systems and Vice President for Ballard Power Systems in Burnaby, British Columbia, Canada. Mr. Kirsch started his career with The Dow Chemical Company, where he spent 19 years and held various positions of increasing responsibility, including global business director of Propylene Oxide and Derivatives and Global Vice President of Electrochemicals.
      William B. Lawrence — Before the sale of TRW Inc. to Northrop Grumman in December 2002 and his retirement from TRW in February 2003, Mr. Lawrence served as TRW’s Executive Vice President, General Counsel & Secretary. TRW was a provider of advanced technology products and services for the global automotive, aerospace and information systems markets. Mr. Lawrence first joined TRW in 1976 as counsel specializing in securities and finance. He held positions of increasing responsibility within the TRW law department until his appointment as TRW’s Executive Vice President of Planning, Development and Government Affairs in 1989. In 1997, Mr. Lawrence was named to the additional position of Executive Vice President, General Counsel & Secretary. Mr. Lawrence also serves as a director of Brush Engineered Materials Inc. (a manufacturer of high-performance engineered materials).
      Michael F. Mee — At the time of his retirement in March 2001, Mr. Mee served as Executive Vice President and Chief Financial Officer of Bristol Myers Squibb Company, a pharmaceutical and related health care products company. Mr. Mee joined Bristol Myers Squibb in 1994 as its Chief Financial Officer and later assumed additional responsibility for Corporate Development and Global Business Services. In 1999, he was made Executive Vice President and became a member of the Office of the Chairman in 2000. Before joining

Bristol Myers Squibb, Mr. Mee was involved in the reorganization of Wang Laboratories as Chairman of the Board and earlier as Executive Vice President and Chief Financial Officer of the company. Prior to joining Wang Laboratories in 1990, Mr. Mee had positions of increasing responsibility with Norton Company, Monsanto Company and Chrysler Corporation. Mr. Mee also serves as a director of Lincoln National Corporation, an insurance and financial services company.
      William J. Sharp — Mr. Sharp serves as a consultant to various private equity groups. In 2001, Mr. Sharp retired as President of North American Tire for The Goodyear Tire & Rubber Company, a tire, engineered rubber products and chemicals manufacturer. Mr. Sharp began his career with Goodyear in 1964. Following various assignments in the United States and abroad, he was named Director of European Tire Production in 1984. He was appointed Vice President of Tire Manufacturing in 1987 and later Executive Vice President of Product Supply in 1991. In 1992, he became President and General Manager of Goodyear’s European Regional Operations. He was elected President of Goodyear Global Support Operations in 1996. Mr. Sharp is also a director of Jiangsu Xingda Tyre Cord Co. Ltd. (a Chinese tire component supplier).
      Dennis W. Sullivan — Mr. Sullivan retired as Executive Vice President of Parker Hannifin Corporation, a producer of motion and control components for commercial, industrial and aerospace markets, on December 31, 2003. Mr. Sullivan began his career with Parker in 1960. He became Group Vice President in 1972, President of the Fluid Connectors Group in 1976, Corporate Vice President in 1978, President of the Fluidpower Group in 1979 and President of the Industrial Sector in 1980. He became an Executive Vice President of Parker in 1981.
      Alberto Weisser — Mr. Weisser is Chairman and Chief Executive Officer of Bunge Limited, a global food and agribusiness company operating in the farm-to-consumer food chain. Mr. Weisser joined Bunge as Chief Financial Officer in July 1993. In 1999, he was appointed Chief Executive Officer and then Chairman later that year. He has served as a member of the Bunge Board of Directors since May 1997. Before joining Bunge, Mr. Weisser served in various finance-related positions for the BASF Group for 15 years in Germany, the United States, Mexico and Brazil. Mr. Weisser is also a member of Rabobank’s North American Agribusiness Advisory Board. Mr. Weisser is also a member of the Board of Directors of International Paper Company.
Executive Officers of the Registrant
      Information regarding executive officers of Ferro is contained under Part I of this Annual Report on Form 10-K.
Audit Committee Matters
      Ferro has a standing Audit Committee of its Board of Directors, which assists the Board with oversight of the integrity of Ferro’s financial statements, Ferro’s compliance with legal and regulatory requirements relating to its financial reports (including the annual Audit Committee report as required by the Securities Exchange Act of 1934), Ferro’s external independent auditors’ qualifications, independence, and performance, the performance of Ferro’s internal audit and risk management functions, compliance with Ferro’s legal and ethical policies and Ferro’s accounting practices and systems of internal control. The Audit Committee is not, however, responsible for conducting audits, preparing financial statements, or the accuracy of any financial statements or filings, all of which remain the responsibility of management and the independent auditors. The Committee’s charter may be found on Ferro’s website.
      The members of the Audit Committee are Dr. Hwang and Messrs. Lawrence, Sharp, Sullivan and Weisser. Mr. Lawrence serves as the Chair. Each member of the Audit Committee is “independent” as required under section 301 of the Sarbanes-Oxley Act of 2002, as well as under the standards contained in section 303A of the New York Stock Exchange listing standards. The Board has determined, in its best judgment, that more than one member of the Audit Committee has the accounting and related financial management experience and expertise to qualify as an audit committee “financial expert” as defined in section 407 of the Sarbanes-Oxley Act and the Securities and Exchange Commission’s rules under that statute. The Board, however, has designated Alberto Weisser as the Audit Committee’s named financial expert. The Board has further determined that each member of the Audit Committee has the requisite financial literacy required under section 303A of the New York Stock Exchange listing standards to serve on the Audit Committee.
Code of Ethics
      Ferro has adopted a series of policies dealing with business conduct and ethics. These policies apply to all Ferro Directors, officers and employees. A summary of these policies may be found on Ferro’s website and the full text of the policies is available in print, free of charge, by writing to: General Counsel, Ferro Corporation, 1000 Lakeside Avenue, Cleveland, Ohio 44114-1147 USA. Under the Audit Committee’s charter, the Committee is charged with responsibility to assure that all exceptions to and waivers of the Company’s ethical and internal control policies are properly disclosed, documented and approved by the Committee and that no employee is disciplined, punished or otherwise disadvantaged as a consequence of reporting in good faith violations of the Company’s policies. Exceptions, waivers and amendments of those policies may be made, if at all, only by the Committee and, in the event any such exceptions, waivers or amendments are granted, a description of the change or event will be posted on Ferro’s website within four business days. Finally, further to assure compliance, Ferro maintains a hotline that allows employees throughout the world to report confidentially any detected violations of these legal and ethical conduct policies consistent with local legal requirements and subject to local legal limitations.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish Ferro with copies of all Section 16(a) forms they file.
      To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2004 or with respect to such fiscal year, all Section 16(a) filing requirements were met.

Item 11 — Executive Compensation
Executive Compensation
      The following table shows on an accrual basis the elements of compensation paid or awarded during 2004, 2003 and 2002 to the Chief Executive Officer and each of the Company’s other four highest paid executive officers.
Summary Compensation Table

					Long-Term Compensation

						Performance and Reward
		Annual Compensation				Shares		All Other
Name and Principal								Compen-
Position(1)	Year	Salary	Bonus	Other(2)	Options(3)	Awards(4)	Payouts	sation(5)

Hector R. Ortino	2004	$800,000	$292,020	$171,986	175,000	$1,050,400	$417,417	$111,940
Chairman and	2003	793,750	336,360	179,637	175,000	850,400	769,907	127,319
Chief Executive Officer	2002	700,000	787,500	130,868	155,000	930,750	1,112,819	91,668
James C. Bays	2004	258,000	77,671	34,201	39,000	183,820	68,624	17,598
Vice President and	2003	258,000	56,290	17,493	35,000	127,560	75,346	19,560
General Counsel	2002	240,000	133,200	13,937	30,000	153,000	—	7,000
Thomas M. Gannon(6)	2004	350,000	110,138	30,344	52,000	246,844	—	20,571
Vice President and	2003	224,145	61,430	8,729	50,000	145,800	—	47,155
Chief Financial Officer	2002	—	—	—	—	—	—	—
Dale G. Kramer(7)	2004	295,000	74,998	38,303	55,000	254,722	40,149	18,392
Vice President,	2003	295,000	39,557	22,013	55,000	180,710	66,571	18,963
Performance Chemicals	2002	240,000	159,235	19,694	45,000	191,250	0	14,631
Millicent W. Pitts(7)	2004	285,000	55,087	38,195	55,000	254,722	96,139	20,434
Vice President,	2003	285,000	62,455	21,717	55,000	180,710	122,479	25,454
Tile Coating Systems	2002	240,000	135,566	17,430	40,000	245,550	177,039	21,401

Footnotes to Summary Compensation Table

(1)	James F. Kirsch joined the Company’s management team as its President and Chief Operating Officer on October 18, 2004. When he joined the Company, Mr. Kirsch’s initial base salary for 2004 was $500,000 and he was eligible for an annual bonus payment of up to 60% of his base salary. (He was guaranteed a bonus of at least 50% of his base salary actually paid in 2004 and 2005.) When Mr. Kirsch was named President and Chief Executive Officer on November 30, 2005, following Mr. Ortino’s untimely death, the Board increased his base salary to $600,000 and his target bonus to 75% of his base salary.

(2)	Amounts in this column include primarily dividends paid on as-yet-unmatured performance shares, above-market interest credited under the Company’s Executive Deferred Compensation Plan and the incremental cost of personal use of Company aircraft for each of the years 2002, 2003 and 2004 as follows:

	2002			2003			2004

		Above	Personal		Above	Personal		Above	Personal
	PSP	Market	Use of	PSP	Market	Use of	PSP	Market	Use of
	Dividends	Interest	Aircraft	Dividends	Interest	Aircraft	Dividends	Interest	Aircraft

Hector R. Ortino	$38,280	$9,047	$60,229	$62,495	$11,176	$83,594	$72,355	$4,413	$51,560
James C. Bays	4,875	0	0	8,265	0	0	12,258	559	0
Thomas M. Gannon	—	—	—	1,740	0	0	8,932	0	0
Dale G. Kramer	7,903	0	0	11,383	0	0	15,631	0	0
Millicent W. Pitts	8,845	0	0	11,383	0	0	16,470	0	0

The method by which the value of personal use of aircraft has been calculated in the table above is different from the method used in previous years. In previous years, the calculation was based on the “standard industry fare level.” In the table above the value is based on the incremental cost to the Company of the air travel. Incremental cost was calculated based on variable operating cost, which includes fuel and other supplies, travel expenses, equipment rental, flight crew expenses, meals and miscellaneous handling charges and expenses. Fixed costs were not included in the calculation of incremental cost because those expenses would have been incurred by the Company regardless of the personal use of the aircraft by Company executives. The Company has recalculated the amounts previously reported for 2002 and 2003 so that all amounts are reported on a consistent incremental cost basis.

(3)	With the exception of grants made to Mr. Gannon at the time he joined Ferro on May 16, 2003, these stock options were granted on February 11, 2002, February 28, 2003, and February 9, 2004.

(4)	The values reported in this column are based on awards made under Ferro long-term incentive compensation plans. The values reported represent the number of performance shares awarded times the market price of Ferro Common Stock on the date of the award. With these awards, the actual number of shares that will be paid out for any given three-year performance period will depend upon the level of achievement during such period and can equal up to twice the number of shares awarded. Dividends are paid to recipients of the performance shares during the three-year performance period. At December 31, 2004, the persons listed above held the following number of performance shares applicable to performance periods not yet completed, valued at the value of the underlying shares at December 31, 2004: Mr. Ortino, 80,000 shares, valued at $1,855,200; Mr. Bays, 13,000 shares, valued at $301,470; Mr. Gannon, 15,400 shares, valued at $357,126; Mr. Kramer, 18,200 shares, valued at $422,058; and Ms. Pitts, 21,200 shares, valued at $491,628. Any performance share award payout relating to Mr. Ortino will be prorated and paid to his estate. Under the terms of his separation agreement with the Company, Mr. Kramer will not receive any payouts with respect to his performance share awards for performance periods ending after 2005. Ms. Pitts will not receive any additional payouts with respect to her performance share awards because her employment with the Company ended before the applicable payout date. In 2002, Ms. Pitts was awarded 3,000 Reward Shares (valued at $67,050 on the date of the award) under the Company’s Acquisition Performance Reward Plan, but she has received and will receive no payout with respect to that award due to her departure.

(5)	This column includes the following amounts for 2004: Company matching payments under the Savings and Stock Ownership Plan (Mr. Ortino, $8,250; Mr. Bays, $8,538; Mr. Gannon, $8,135; Mr. Kramer, $8,518; Ms. Pitts, $8,449); Company contributions to the Supplemental Executive Defined Contribution Plan (Mr. Ortino, $67,815; Mr. Bays, $9,060; Mr. Gannon, $12,436; Mr. Kramer, $9,874; Ms. Pitts, $11,985); and excess employee life insurance (Mr. Ortino, $35,875).

(6)	Mr. Gannon joined Ferro as its Vice President and Chief Financial Officer in May 2003.

(7)	Ms. Pitts resigned from Ferro in August 2005. Mr. Kramer ceased to serve as an executive officer of the Company in November 2005 and his employment with the Company ended on March 31, 2006. Due to the fact that the Company was in an insider “blackout” period for several months before their departures, the Governance, Nomination & Compensation Committee has afforded Ms. Pitts and Mr. Kramer the right to exercise vested stock options for a period of up to 90 days after the Company files its 2005 Form 10-K with the Securities and Exchange Commission, assuming, of course, that the 10-year terms of their respective options have not then expired.

Stock Option Grants, Exercises and Year-End Values
      The following table sets forth information with respect to each of the five highest paid executive officers of Ferro named in the Summary Compensation Table regarding grants under the 2003 Long-Term Incentive Compensation Plan during the fiscal year ended December 31, 2004:
Option Grants in 2004

		% of Total Options
	Options	Granted to			Present Value at
Name	Granted(1)	Employees	Exercise Price	Expiration Date	Date of Grant(2)

Hector R. Ortino	175,000	21.1%	$26.26	February 9, 2014	$1,188,250
James C. Bays	39,000	4.7%	26.26	February 9, 2014	264,810
Thomas M. Gannon	52,000	6.3%	26.26	February 9, 2014	353,080
Dale G. Kramer	55,000	6.6%	26.26	February 9, 2014	373,450
Millicent W. Pitts	55,000	6.6%	26.26	February 9, 2014	373,450

(1)	Stock options have a maximum term of ten years and vest evenly over four years on the anniversary of the grant date. In the case of death, retirement, disability or change in control, the options become 100% vested and exercisable.

(2)	The grant date present value of $6.79 per option share (or 25.9% of the exercise price) was calculated using the Black-Scholes method of option valuation. The model assumes the following: (a) an option term of ten years, (b) an interest rate that represents the interest rate on a U.S. Treasury bond with a 30-year maturity, (c) volatility calculated using month-end stock prices for the past three calendar years, and (d) the stock’s annual dividend yield over the past three years.
      The following table sets forth for each of the five highest compensated executive officers the exercises of stock options under previous Ferro stock option plans during the year ended December 31, 2004:
Option Exercises in 2004

					Value of Unexercised
			Number of Unexercised		“In-the-Money” Options at
	Shares	Value	Options at December 31, 2004		December 31, 2004(1)
	Acquired	Realized
Name	on Exercise	on Exercise	Exercisable	Not Exercisable	Exercisable	Not Exercisable

Hector R. Ortino(2)	45,000	$446,550	449,611	419,389	$766,168	$253,313
James C. Bays	0	0	32,187	83,063	42,283	59,130
Thomas M. Gannon	0	0	12,500	89,500	0	0
Dale G. Kramer	0	0	51,264	124,236	52,334	79,613
Millicent W. Pitts	0	0	86,967	126,533	152,250	79,613

(1)	Value of unexercised in-the-money options is based on Ferro’s NYSE closing Common Stock price on December 31, 2004, of $23.19.

(2)	All of Mr. Ortino’s options became immediately vested and exercisable as a result of his death on November 28, 2005, pursuant to the terms of the Plan covering such options. The options are currently held by the estate of Mr. Ortino.
      Mr. Ortino’s stock option exercises in 2004 were pursuant to a stock sales plan adopted by Mr. Ortino on March 8, 2004, pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. (See the discussion of this plan on page 22 below.)

Performance Share Awards and Payouts
      The following table sets forth information relating to performance share awards under the 2003 Long-Term Incentive Compensation Plan during 2004 to each of the executive officers of Ferro named in the Summary Compensation Table:
Performance Share Awards in 2004

		Estimated Future Payouts in Shares(1)

	Number of	Threshold Performance	Target Performance	Maximum Performance
Name	Shares	(25%)	(100%)	(200%)

Hector R. Ortino(2)	40,000	10,000	40,000	80,000
James C. Bays	7,000	1,750	7,000	14,000
Thomas M. Gannon	9,400	2,350	9,400	18,800
Dale G. Kramer	9,700	2,425	9,700	19,400
Millicent W. Pitts	9,700	2,425	9,700	19,400

(1)	Messrs. Ortino, Bays, and Gannon have performance measurements based on corporate earnings per share growth, sales growth and financial leverage ratios. Mr. Kramer and Ms. Pitts are not eligible to receive payouts for the 2004 Performance Share Awards.

(2)	Any performance shares award payout relating to Mr. Ortino will be prorated and paid to his estate.
      Each of the awards listed above has a three-year performance cycle ending on December 31, 2006. The participant must continue to be an employee of Ferro until the end of the performance period in order to qualify for payment. However, if a participant dies, is disabled or retires, a pro rata payment is made at the end of the performance period based upon the portion of the performance period during which the participant was employed. Also, in the case of a change in control, a cash payment is paid at target performance, the time of the change in control equal to (1) the aggregate value of performance share awards based on the remaining term in the executive’s employment or change in control agreement and the portion of the performance period that expired prior to the change in control minus (2) the value of performance share payments actually made.
      The following table sets forth information relating to the performance matrix and actual payouts under the previous Ferro Performance Share Plan for the 2002-2004 performance period to each of the Company’s five highest paid executive officers named in the Summary Compensation Table. Each award under the Performance Share Plan was based on a three-year performance cycle ending on December 31, 2004.
Performance Share Payouts for 2002-2004

	Performance Matrix			2004 Payouts(1)(2)

	Threshold	Target	Maximum			Total
Name	(25%)	(100%)	(200%)	Cash	Shares	Value

Hector R. Ortino	$199,108	$796,430	$1,592,860	—	—	$417,417
James C. Bays	32,730	130,920	261,840	34,301	34,323	68,624
Thomas M. Gannon	—	—	—	—	—	—
Dale G. Kramer	40,913	163,650	327,300	20,074	20,075	40,149
Millicent W. Pitts	38,185	152,740	305,480	—	—	96,139

(1)	Messrs. Ortino, Bays and Gannon had performance measurements based on corporate earnings per share growth, sales growth and last 12-month leverage ratios. Mr. Kramer and Ms. Pitts had performance measurements based on both the corporate measures described in the preceding sentence and measurements specific to their respective operating groups.

(2)	Mr. Ortino and Ms. Pitts elected to defer their payouts under the Company’s Executive Deferred Compensation Plan. Under this Plan, amounts deferred are credited to the participant’s account and are deemed invested in either Ferro Common Stock and/or Treasury rate-based instrument at the election of the participant. The participant’s account is distributed in cash and/or Ferro Common Stock.

Pension Benefits
      The following table indicates the amount of annual pension benefits that would be payable at age 65 under the Ferro Corporation Retirement Plan (the “Qualified Plan”) and the Ferro Corporation Supplemental Executive Defined Benefit Plan (formerly known as the Ferro Corporation Nonqualified Retirement Plan) (the “Nonqualified Plan”) (collectively, the “Retirement Program”) to officers.

	Years of Service at Age 65 With Retirement in 2004
Assumed
Compensation	15	20	25	30	35

$200,000	$44,648	$59,531	$74,413	$89,296	$89,296
400,000	94,648	126,197	157,747	189,296	189,296
600,000	144,648	192,864	241,080	289,296	289,296
800,000	194,648	259,531	324,413	389,296	389,296
1,000,000	244,648	326,197	407,747	489,296	489,296
1,200,000	294,648	392,864	491,080	589,296	589,296
1,400,000	344,648	459,531	574,413	689,296	689,296
1,600,000	394,648	526,197	657,747	789,296	789,296
1,800,000	444,648	592,864	741,080	889,296	889,296
2,000,000	494,648	659,531	824,413	989,296	989,296
2,200,000	544,648	726,197	908,747	1,089,296	1,089,296
2,400,000	594,648	792,864	991,080	1,189,296	1,189,296
2,600,000	644,648	859,531	1,074,413	1,289,296	1,289,296
      Under the Retirement Program,* an eligible participant who retires at age 65 with at least 30 years of service will receive a monthly benefit equal to 50% of the average of the participant’s highest five consecutive calendar years of compensation (includes base salary, bonuses and incentive compensation substantially equivalent to salary, bonus and performance shares as reflected in the Summary Compensation Table), reduced for 50% of primary social security benefits. Benefits are subject to reduction for service of less than 30 years and for commencement prior to age 60 for elected officers. Service in excess of 30 years will not be taken into account for accrual of retirement benefits. Benefits are payable in a life annuity form with 120 monthly payments guaranteed unless the benefits under the Nonqualified Plan are commuted and paid in a single sum. Furthermore, the benefits payable under the Nonqualified Plan to an eligible participant are conditioned upon the execution of, and compliance with, a non-competition, non-solicitation, non-disparagement and confidentiality agreement.
      The five-year average covered compensation for the individuals listed in the Summary Compensation Table was: Mr. Ortino, $1,897,068; Mr. Bays, $343,826; Mr. Gannon, $372,857; Mr. Kramer, $341,559; and Ms. Pitts, $445,256. As of December 31, 2004, Messrs. Ortino, Bays, Gannon and Kramer and Ms. Pitts had 33, 3, 1, 5, and 6 whole years of service, respectively.

*	Effective April 1, 2006, the Company’s U.S. defined benefit pension program for salaried and certain hourly employees has been changed. Under the program changes announced February 15, 2006, benefits accrued for active employees who were participating in the defined benefit program have been frozen as of March 31, 2006. (This freeze will not affect the benefits of current retirees, former employees or employees hired on or after July 1, 2003.) From April 1, 2006, the affected employees will receive an additional contribution each year from the Company to an existing defined contribution plan that currently covers salaried and certain hourly employees in the United States who were hired on or after July 1, 2003.

Executive Employment Agreement and Change in Control Agreements
      The Company is party to an employment agreement with Mr. Kirsch. Under his employment agreement, if Mr. Kirsch’s employment were to end on account of a “Termination Without Cause” (as such term is defined in his employment agreement), the Company would be obligated (1) to pay Mr. Kirsch a lump sum severance payment equal to two times his full year’s compensation (base salary plus targeted annual bonus), (2) to provide him continued participation in Ferro’s employee benefit programs for up to 24 months, (3) to provide him outplacement services, and (4) to reimburse him for legal fees he incurs as a result of his termination of employment.
      Ferro is also a party to change in control agreements (the “Change in Control Agreements”) with Messrs. Kirsch, Bays, Gannon and Kramer. The purpose of these agreements is to reinforce and encourage each officer’s continued attention and dedication to his assigned duties without distraction in the face of solicitations by other employers and the potentially disturbing circumstances arising from the possibility of a change in control of Ferro. Under the respective Change in Control Agreements, if there were a change in control of the Company, the Company would be obligated (1) to pay Messrs. Kirsch, Bays, Gannon and Kramer a lump sum severance payment equal to two times the executive’s full year’s compensation (base salary plus targeted annual bonus) and (2) to provide the executives with continued participation in Ferro’s employee benefit programs for up to 24 months. These agreements limit the executives’ right to compete against Ferro after the termination of employment. The Change in Control Agreements are not employment agreements. (Mr. Kramer’s agreement terminated when his employment with the Company terminated on March 31, 2006.)
Director Compensation
      Each Director (other than Directors who are Company employees) is paid an annual fee of $30,000 and an attendance fee of $1,500 per day for meetings of the Board and $1,000 for committee meetings. The Chairs of the Audit Committee and the Governance, Nomination & Compensation Committee are paid an additional annual fee of $10,000 each, and the Chairs of the Finance and Technology Strategy Committees are paid an additional fee of $4,000 each. In addition, in 2003 and 2004, Ferro granted each Director (other than Mr. Ortino) an option to purchase 7,000 shares of Common Stock under the Long-Term Incentive Compensation Plan.
      Directors may defer their fees into a Ferro Common Stock account. Amounts so deferred are invested in Ferro Common Stock and dividends on those shares are reinvested in Ferro Common Stock. Ferro distributes the shares in a Director’s deferred account after he or she retires or otherwise leaves the Board.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters
Stock Ownership by Directors, Executive Officers and Employees
      Ferro encourages share ownership by its Directors and executive officers and has ownership guidelines based on base compensation or fees and position within the Company. The information below shows beneficial ownership of Ferro Common Stock by (i) each Director, (ii) each executive officer named in the Summary Compensation Table and (iii) all Directors and executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. (The information set forth below is as of March 3, 2006.)

		Shares Underlying
	Shares of Common	Options Exercisable		Series A ESOP
	Stock Owned Directly	Within 60 Days of		Convertible
	or Indirectly	Record Date	Total Common Stock	Preferred

Michael H. Bulkin	23,978	23,000	46,978	0
Sandra Austin Crayton	12,259	29,563	41,822	0
Jennie S. Hwang	11,391	13,000	24,391	0
William B. Lawrence	7,972	18,000	25,972	0
James F. Kirsch(1)	73,500	31,250	104,750	0
Michael F. Mee	11,376	15,500	26,876	0
William J. Sharp	20,320	23,000	43,320	0
Dennis W. Sullivan	27,211	30,500	57,711	0
Alberto Weisser	11,828	15,500	27,328	0
Officers Named in Summary Compensation Table
Hector R. Ortino(2)(3)	208,367	1,031,000	1,239,367	4,141
James C. Bays(1)	36,209	98,000	134,209	0
Thomas M. Gannon(1)	47,506	65,250	112,756	0
Dale G. Kramer(1)	18,324	92,671	110,995	0
Millicent W. Pitts(1)	25,197	131,809	157,006	248
15 Directors and Executive Officers as a Group(4)	331,097	396,838	727,935	0

(1)	With respect to Mr. Kirsch and the officers named in the Summary Compensation Table shares, reported above include 73,500, 27,000, 37,300 and 8,500 shares awarded to Messrs. Kirsch, Bays, Gannon and Kramer, respectively, with regard to the 2003-2005, 2004-2006, 2005-2007 and 2006-2008 (all of which shares are subject to forfeiture under the former Performance Share Plan and/or the 2003 Long-Term Incentive Compensation Plan), but do not include 4,269 and 5,165 “phantom” shares held for the accounts of Mr. Kramer and Ms. Pitts, respectively, in the voluntary Executive Employee Deferred Compensation Plan and 712, 1,468, 1,338 and 2,024 “phantom” shares held for the accounts of Messrs. Kirsch, Bays, Gannon, and Kramer, respectively, in the Supplemental Executive Defined Contribution Plan.

(2)	Mr. Ortino died on November 28, 2005. As a result of his death, his options became immediately vested and exercisable. Holdings reported for Mr. Ortino are held by his estate or designated beneficiaries.

(3)	On March 8, 2004, Mr. Ortino established a trading plan in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. Under the plan, Mr. Ortino planned to sell 16,200 shares and exercise up to approximately 165,000 Ferro stock options, subject to the share price of Ferro Common Stock being at or above $26.00 per share on the planned sale date. On exercising the options, Mr. Ortino’s shares were to be sold into the market net of the impact of the applicable exercise price and tax considerations. These transactions were scheduled to occur over the course of an approximately one-year period. Mr. Ortino adopted this pre-arranged plan to facilitate the orderly exercise of employee stock options and the sale of Common Stock for personal financial planning purposes, with the goal of minimizing any market impact and avoiding any concerns about the timing of the transactions. Before the plan terminated in February 2005, Mr. Ortino exercised 45,000 Ferro stock options and sold 57,130 shares of Ferro Common Stock under this Plan.

(4)	Shares of former executive officers (Mr. Kramer and Ms. Pitts) and of Mr. Ortino are not included in these totals.

      As a group, current Directors and officers have beneficial ownership of 1.7% of the Company’s outstanding Common Stock. (This percentage includes shares that would be issued if the Directors and officers exercised all stock options vested within 60 days after the record date for the Annual Meeting.) Mr. Ortino, who owned 2.9% of the outstanding Common Stock, was the only Director or executive officer who owned more than 1.0% of the outstanding shares. (None of the Company’s current Directors or executive officers own any of the outstanding shares of Series A ESOP Convertible Preferred Stock.)
Stock Ownership by Other Major Shareholders
      The following table sets forth information about each person known by the Company to be the beneficial owner of more than 5% of Ferro’s outstanding Common Stock or stock convertible into Common Stock.

	Nature and Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock

Mario J. Gabelli and related entities(1)	5,404,448 Shares	12.9%
One Corporate Center	of Common Stock
Rye, New York 10017
DePrince, Race & Zollo, Inc.(2)	2,777,800 Shares	6.6%
201 S. Orange Ave., Suite 850	of Common Stock
Orlando, Florida 32801
Mac-Per-Wolf Company(3)	2,493,800 Shares	6.0%
311 S. Wacker Dr., Suite 6000	of Common Stock
Chicago, Illinois 60606
T. Rowe Price Associates, Inc. and related
entities(4)	2,476,180 Shares	5.9%
100 E. Pratt Street	of Common Stock
Baltimore, Maryland 21202
Wellington Management Company, LLP and
related entities(5)	2,255,900 Shares	5.4%
75 State Street	of Common Stock
Boston, Massachusetts 02109
JPMorgan Chase Bank N.A., Trustee(6)	790,773 Shares	4.5%
Under the Ferro Corporation	of Common Stock
Defined Contribution Master Trust	442,271 Shares of
	Convertible Preferred Stock

(1)	The Company obtained the information regarding share ownership from Schedule 13D/ A filed May 24, 2005, by Mario J. Gabelli and related entities. Such reporting persons reported sole voting power as to 5,127,948 shares and sole dispositive power as to 5,404,448 shares as of May 19, 2005.

(2)	The Company obtained the information regarding share ownership from the Schedule 13G filed on February 7, 2006, by DePrince, Race & Zollo, Inc., which reported sole voting and dispositive power as to such shares as of December 31, 2005.

(3)	The Company obtained the information regarding share ownership from the Schedule 13G filed on February 15, 2006 by Mac-Per-Wolf Company (“MPW”), which reported shared voting and dispositive power as to 2,431,000 shares and sole voting and dispositive power as to 62,800 shares as of December 31, 2005, and the Schedule 13G filed on February 14, 2006 by Janus Capital Management LLC (“Janus”), which reported shared voting and dispositive power as to 2,431,000 shares as of December 31, 2005. The MPW filing also indicates that (a) MPW is the parent holding company of Perkins, Wolf, McDonnell and Company, LLC (“Perkins Wolf”) and PWMCO, LLC, and is filing on their behalf, and (b) its holdings may also be aggregated within Schedule 13G filings submitted by Janus. The Janus filing also indicates that (x) the holdings of Enhanced Investment Technologies LLC, Perkins Wolf and Janus have been aggregated for purposes of the filing due to Janus’ indirect ownership interest in such entities; (y) as an investment advisor or sub-advisor, Perkins Wolf may be deemed to be the beneficial owner of such 2,431,000 shares; however, Perkins Wolf does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in its clients’ portfolios and disclaims any ownership associated with such rights; and (z) its holdings may also be aggregated within Schedule 13G filings submitted by MPW.

(4)	The Company obtained the information regarding share ownership from the Schedule 13G filed on February 14, 2006, by T. Rowe Price Associates, Inc., which reported sole voting power as to 420,320 shares and sole dispositive power as to 2,476,180 shares as of December 31, 2005.

(5)	The Company obtained the information regarding share ownership from the Schedule 13G/ A filed on February 14, 2006, by Wellington Management Company, LLP, which reported shared voting power as to 2,255,900 shares and shared dispositive power as to 1,253,800 shares as of December 31, 2005.

(6)	The beneficial owners of the Defined Contribution Master Trust are those of the Company’s employees and former employees who participate in the Ferro Corporation Savings and Stock Ownership Plan and the Ferro Corporation Bargaining Unit 401(k) Plan. The Trustee votes the shares in the Plan in accordance with the participants’ instructions. The Convertible Preferred Stock is a convertible class of stock that is held in the Plan trust and is non-transferable. When a participant receives a distribution of his or her account balance, the participant receives either Common Stock or cash. Each share of the Convertible Preferred Stock carries one vote and votes together with the Common Stock on most matters. At December 31, 2005, the 442,271 shares of Convertible Preferred Stock were convertible into 1,149,371 shares of Common Stock, representing approximately 2.6% of the combined number of shares of Common Stock and Convertible Preferred Stock outstanding.

Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2004 regarding the number of shares issued and available for issuance under Ferro’s equity compensation plans:

				Number of Shares
				Remaining Available
				for Future Issuance
	Number of Shares to			under Equity
	be Issued on	Weighted-Average		Compensation Plans
	Exercise of	Exercise Price of		(Excluding Securities
	Outstanding Options,	Outstanding Options,		Reflected in First
Equity Compensation Plans	Warrants and Rights	Warrants and Rights		Column)

Approved by Ferro Shareholders(1)	4,463,131 shares	$22.52		1,488,350 shares	(3)
Not Approved by Ferro Shareholders(2)	121,922 shares	$24.96	(4)	—

Total	4,585,053 shares	$22.56		1,488,350 shares

(1)	Includes options issued under the Company’s Stock Option Plan and 2003 Long-Term Incentive Compensation Plan.

(2)	Includes options granted in excess of 100,000 shares to the Chief Executive Officer and phantom units issued under the Company’s Executive Employee Deferred Compensation Plan and Supplemental Executive Deferred Contribution Plan.

(3)	Shares are only available under the 2003 Long-Term Incentive Compensation Plan and may be issued as stock options, stock appreciation rights, restricted shares, performance shares, and common stock awards.

(4)	Weighted-average exercise price of outstanding options; excludes phantom units.
      Set forth below is a description of the material features of each plan that was not approved by Ferro shareholders:
      Stock Options. On February 9, 2004, February 28, 2003, and February 11, 2002, respectively, the Board granted Mr. Ortino options to purchase 175,000, 175,000 and 155,000 shares of common stock. Of this amount, options for 100,000 shares each year were granted under the Company’s Stock Option Plan approved by shareholders and the remaining options were approved and granted by the Board from available treasury shares. The options granted in 2004 have an exercise price of $26.26, the options granted in 2003 have an exercise price of $21.26 and the options granted in 2002 have an exercise price of $25.50. All three grants have a maximum term of ten years and vest evenly over four years on the anniversary of the grant date.
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
Item 13 — Certain Relationships and Related Transactions
      There are no relationships or transactions that are required to be reported.
Item 14 — Principal Accounting Fees and Services
      The Audit Committee has sole responsibility, in consultation with management, for approving the terms and fees for the engagement of the independent auditors for audits of Ferro’s financial statements. In addition, the Audit Committee has sole responsibility for determining whether and under what circumstances Ferro’s independent registered public accounting firm may be engaged to perform audit-related services and must pre-approve any non-audit related service performed by the independent registered public accounting firm. Under no circumstances is the Company’s independent registered public accounting firm permitted to perform services of the nature described in Section 201 of the Sarbanes-Oxley Act.
      Since May 6, 2003, all of the services provided by KPMG LLP have been approved in accordance with the pre-approval procedures described above.
      For the year ended December 31, 2004, KPMG billed the Company aggregate fees of $14,848,000. Fees for the year 2004, as well as the fees for 2003 (which totaled $3,019,000), were for the following services:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Services

2004	$12,503,000	$2,345,000	$0	$0
2003	$1,862,000	$204,000	$953,000	$0
      Audit Fees with respect to 2004 were substantially higher than those incurred in 2003 and prior years. The primary reasons for the increase were the extensive work done by KPMG LLP in connection with the restatement of the Company’s financial statements for fiscal year ended December 31, 2003 and the fiscal quarter ended March 31, 2004 that resulted from the Company’s independent investigation of accounting irregularities and related matters* and an increased scope of work for the 2004 audit. The 2004 Audit Fees also included, for the first time, an audit of the Company’s internal controls over financial reporting and management’s assessment of the effectiveness of those controls pursuant to Section 404 of the Sarbanes-Oxley

*	For a more complete description of the internal investigation and the ensuing audit and restatement process, see the discussion under the heading “Restatement” in Item 1 of this Annual Report on Form 10-K.

Act of 2002. Taken together, these factors, which are detailed in the table below, led to the significant increase in Audit Fees:

Restatement of	Audit of 2004 Financial	Sarbanes-Oxley
Financial Statements	Statements	Section 404 Audits

$2,302,000	$3,796,000	$6,317,000
      The “Audit-Related Fees” for 2004 related principally to work performed by KPMG with respect to support of the Company’s independent investigation of accounting irregularities and related matters, which amounted to $2,216,000 in 2004.* The “Audit-Related Fees” for 2003 related principally to work performed by KPMG with respect to Ferro’s employee benefit plans and assistance KPMG provided in connection with a forensic investigation.
      The “Tax Fees” for 2003 included $454,000 for tax compliance, planning and preparation of tax returns and $499,000 for tax advisory services. Effective January 1, 2004, Ferro discontinued the further use of KPMG’s tax advisory services.
      The Audit Committee has reviewed all non-audit services described above and has concluded that the provision of these non-audit services is compatible with maintaining KPMG’s independence.

*	For a more complete description of the internal investigation and the ensuing audit and restatement process, see the discussion under the heading “Restatement” in Item 1 of this Annual Report on Form 10-K.

PART IV
Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K
      1. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

(a) The following consolidated financial statements of Ferro Corporation and its subsidiaries, are submitted herewith:

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 20021

Notes to Consolidated Financial Statements

(b) Exhibits:

The exhibits listed in the attached Exhibit Index are filed pursuant to Item 15 (c) of Form 10-K.

(c) The following additional information for the years 2004, 2003 and 2002, is submitted herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Securities and Exchange Commission, or the required information is included in notes to consolidated financial statements. Financial Statement Schedule II, together with the Report of Independent Registered Public Accounting Firm, are contained on pages F-1 and F-2 of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2006

FERRO CORPORATION

By	/s/ James F. Kirsch

James F. Kirsch
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 31st day of March 2006.

/s/ James F. Kirsch James F. Kirsch		President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Gannon Thomas M. Gannon		Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Michael H. Bulkin		Director

* Sandra Austin Crayton		Director

* Jennie S. Hwang		Director

* William B. Lawrence		Director

* Michael F. Mee		Director

* William J. Sharp		Director

* Dennis W. Sullivan		Director

* Alberto Weisser		Director

* By:	/s/ James C. Bays Attorney-in-Fact

FERRO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2004, 2003, and 2002

		Additions

	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period

	(Thousands of dollars)
Possible losses in collection of notes and accounts receivable trade:
					(560	)(b)
Year ended December 31, 2004	$9,020	3,650	(314	)(c)	3,672	(a)	$9,244

					(646	)(b)
Year ended December 31, 2003 (restated)	$11,614	1,218	(385	)(c)	4,073	(a)	$9,020

					227	(b)
Year ended December 31, 2002	$15,229	2,214	(399	)(c)	5,203	(a)	$11,614

Accrued Repairs and Maintenance:
					(149	)(b)
Year ended December 31, 2004	$3,091	3,341			4,120		$2,461

					(390	)(b)
Year ended December 31, 2003 (restated)	$2,270	4,007			3,576		$3,091

					(540	)(b)
Year ended December 31, 2002	$2,877	3,198			4,345		$2,270

Notes:	(a) Accounts written off, less recoveries

(b)	Adjustment with respect to differences in rates of exchange

(c)	Acquisitions and divestitures

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

(c) Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

(d) Form of Global Note (9 1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

The Company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
(10)     Material Contracts

(a) Ferro Corporation Acquisition Performance Reward Plan. (Reference is made to Exhibit 10(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.)

(b) Ferro Corporation Savings and Stock Ownership Plan. (Reference is made to Exhibit 10(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.)

(c) Ferro Corporation Employee Stock Option Plan. (Reference is made to Exhibit 10(d) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.)

(d) Schedule I containing a written description of stock option granted to Hector R. Ortino.

(e) Form of Indemnification Agreement. (Reference is made to Exhibit 10(f) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)*

(f) Employment Agreement between Ferro Corporation and James F. Kirsch. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 19, 2004, which Exhibit is incorporated here by reference.)*

(g) Form of Executive Employment Contract. (Reference is made to Exhibit 10(g) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)*

(h) Form of Change in Control Agreement.*

(i) Schedule II listing the officers with whom Ferro had entered into executive employment agreements and change in control agreements which were effective during and/ or subsequent to 2004.*

(j) Ferro Corporation Supplemental Executive Defined Contribution Plan.*

(k) Ferro Corporation Executive Employee Deferred Compensation Plan.*

(l) Ferro Corporation Supplemental Executive Defined Benefit Plan.*

(m) Ferro Corporation Deferred Compensation Plan for Non-Employee Directors, Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement, and a First Amendment to Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10(l) to Ferro Corporation Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.)*

(n) Separation Agreement and Release between Ferro Corporation and Dale G. Kramer.*

(o) Separation Agreement and Release between Ferro Corporation and M. Craig Benson.*

(p) Receivables Purchase Agreement, dated as of September 28, 2000, among Ferro Finance Corporation, Ciesco L. P. as the Investor, Citicorp North America, Inc. as the Agent, Ferro Electronic Materials as an Originator and Ferro Corporation as Collection Agent and Originator. (Reference is made to Exhibit 10(m) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.) Amendment to Receivables Purchase Agreement, dated as of February 28, 2002, among Ferro Finance Corporation as Seller, Corporate Asset Funding Company, Inc. as Investor and assignee of CIESCO L.P., Ferro Electronic Materials, Inc. as an Originator, Ferro Corporation as Originator and Collection Agent, and Citicorp North America, Inc. as Agent. (Reference is made to Exhibit 10(m)(1) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which Exhibit is incorporated here by reference.)

(q) Purchase and Contribution Agreement, dated as of September 28, 2000, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10(n) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.) Amendment to Purchase and Contribution Agreement, dated as of February 28, 2002, between Ferro Corporation and Ferro

Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10(n)(1) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which Exhibit is incorporated here by reference.)

(r) Credit Agreement, dated as of August 31, 2001, among Ferro Corporation, as Borrower, Various Financial Institutions, as Lenders, Credit Suisse First Boston, as the Syndication Agent and a Joint Lead Arranger, Citicorp U.S.A., Inc. and Key Bank National Association, as the Co-Documentation Agents. (Reference is made to Exhibit 10(b) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, which Exhibit is incorporated here by reference.) First Amendment to Credit Agreement, dated as of December 27, 2002. (Reference is made to Exhibit 99.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 13, 2003, which Exhibit is incorporated here by reference.) Second Amendment to Credit Agreement, dated as of September 30, 2003. (Reference is made to Exhibit 10 to Ferro Corporation’s Current Report on Form 10-Q for the nine months ended September 30, 2003, which Exhibit is incorporated here by reference.) Third Amendment and Waiver to Credit Agreement, dated as of March 28, 2005. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 30, 2005, which Exhibit is incorporated here by reference.) Fourth Amendment and Waiver to Credit Agreement, dated as of June 29, 2005. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 1, 2005, which Exhibit is incorporated here by reference.)

(s) Ferro Corporation 2003 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit A of Ferro Corporation’s Proxy Statement dated March 26, 2003, which Exhibit is incorporated here by reference.)

(11) Computation of Earnings Per Share.
(12) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
(21) List of Subsidiaries.
(23) Consent of Independent Registered Public Accounting Firm.
(31.1) Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
(31.2) Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
(32.1) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
(32.2) Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executives of Ferro Corporation may be participants.