Form 10-Q
period 2004-06-30
FERRO CORP
filed 2006-05-08
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State of Corporation)	34-0217820 (IRS Employer Identification No.)

1000 Lakeside Avenue Cleveland, OH (Address of Principal executive offices)	44114 (Zip Code)
216-641-8580
(Telephone Number)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐  NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐  NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑  Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑
At March 31, 2006, there were 42,672,310 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net sales	$482,630	$414,192	$944,213	$811,773
Cost of sales	375,483	319,596	735,392	618,188
Selling, general and administrative expenses	76,906	79,009	158,185	158,497
Other charges (income):
Interest expense	10,212	10,696	20,347	22,414
Foreign currency transactions, net	1,192	1,373	2,951	1,764
Gain on sale of businesses	—	—	(5,195)	—
Miscellaneous expense, net	1,633	127	1,411	502

Income before taxes	17,204	3,391	31,122	10,408
Income tax expense	5,352	279	10,272	1,853

Income from continuing operations	11,852	3,112	20,850	8,555
Discontinued operations:
Loss from discontinued operations, net of tax	—	(855)	—	(533)
Gain (loss) on disposal of discontinued operations, net of tax	(33)	2,756	(71)	2,880

Net income	11,819	5,013	20,779	10,902
Dividends on preferred stock	438	534	888	1,081

Net income available to common shareholders	$11,381	$4,479	$19,891	$9,821

Per common share data
Basic earnings:
From continuing operations	$0.27	$0.06	$0.48	$0.18
From discontinued operations	—	0.05	—	0.06

	$0.27	$0.11	$0.48	$0.24

Diluted earnings:
From continuing operations	$0.27	$0.06	$0.47	$0.18
From discontinued operations	—	0.05	—	0.06

	$0.27	$0.11	$0.47	$0.24

Shares outstanding:
Average outstanding	41,941,305	40,729,331	41,888,903	40,661,286
Average diluted	43,736,418	40,960,466	42,293,746	40,856,513
Actual end of period	41,983,097	40,751,075	41,983,097	40,751,075
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands)	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$20,102	$23,381
Accounts and trade notes receivable, net	203,920	193,422
Notes receivable	121,125	93,922
Inventories	203,067	182,962
Deferred tax assets	44,475	45,363
Other current assets	30,390	38,394

Total current assets	623,079	577,444
Property, plant & equipment, net	587,335	616,657
Unamortized intangibles	411,121	419,077
Deferred tax assets	35,066	36,167
Miscellaneous other assets	77,242	81,913

Total assets	$1,733,843	$1,731,258

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Notes and loans payable	$12,491	$13,207
Accounts payable	261,359	239,721
Income taxes	14,966	16,962
Accrued payrolls	31,300	28,558
Accrued expenses and other current liabilities	106,331	118,733

Total current liabilities	426,447	417,181
Long-term debt, less current portion	500,536	523,915
Postretirement and pension liabilities	236,561	226,630
Other non-current liabilities	41,394	41,379

Total liabilities	1,204,938	1,209,105
Series A convertible preferred stock	25,193	27,942
Shareholders’ equity	503,712	494,211

Total liabilities and shareholders’ equity	$1,733,843	$1,731,258

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
		Restated
(dollars in thousands)	2004	2003
Cash flows from operating activities
Net cash provided by (used for) continuing operations	$26,971	$(31,279)
Net cash used for discontinued operations	(267)	(1,745)

Net cash provided by (used for) operating activities	26,704	(33,024)
Cash flow from investing activities
Capital expenditures for plant and equipment of continuing operations	(16,197)	(17,108)
Capital expenditures for plant and equipment of discontinued operations	—	(381)
Divestitures (acquisitions), net of cash, of continuing operations	14,939	(8,478)
Divestitures, net of cash, of discontinued operations	—	23,875
Buyout of operating lease	—	(25,000)
Other investing activities	1,503	(1,848)

Net cash provided by (used for) investing activities	245	(28,940)
Cash flows from financing activities
Net borrowings (payments) under short term facilities	(716)	3,328
Borrowings (repayments) of long term debt, net	(23,312)	66,127
Cash dividends paid	(13,034)	(12,730)
Other financing activities	6,789	1,401

Net cash provided by (used for) financing activities	(30,273)	58,126
Effect of exchange rate changes on cash	45	715

Decrease in cash and cash equivalents	(3,279)	(3,123)
Cash and cash equivalents at beginning of period	23,381	14,942

Cash and cash equivalents at end of period	$20,102	$11,819

Cash paid during the period for:
Interest	$19,259	$19,600
Income taxes	$14,249	$5,375
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company’) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, which was previously filed. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments have been made that are necessary for a fair presentation.
2. Restatement
     Financial data and financial statements included in this Form 10-Q have been restated to reflect adjustments to previously-reported quarterly financial data for the three and six months ended June 30, 2003. Restated financial data and financial statements for the three months ended March 31, 2003 and 2004, are presented herein in lieu of filing amended Form 10-Qs for those quarters.
     In July 2004, management identified several adjustments in connection with the preparation of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2004. Based on the preliminary results of management’s efforts, the audit committee of the board of directors (“Audit Committee”) determined that it would be appropriate to initiate a special investigation of these adjustments by independent outside counsel and forensic accountants. Shortly thereafter, the Audit Committee commenced the first of two independent investigations. The investigations were conducted by separate teams of independent counsel and forensic accountants, and involved analyses and reviews of the Company’s books and records. The investigations also included reviews of documentation and e-mail communications, as well as interviews with numerous current and former employees. Simultaneously, the Company performed additional account analyses to identify other errors that may have existed. The investigations, both external and internal, identified accounting adjustments relating to the Company’s Polymer Additives business as well as accounting mistakes and errors at other locations.

     The effects of these changes on the Company’s originally reported results of operations are summarized as follows:

	Three months	Three months	Six months	Three months
(dollars in thousands)	ended March 31,	ended June 30,	ended June 30,	ended March 31,
Income (Expense)	2003	2003	2003	2004
Adjustments at Polymer Additives locations	$(4,732)	$(2,228)	$(6,960)	$(3,063)
Adjustments at other locations:
Incomplete application of U.S. GAAP at foreign locations	(3,081)	29	(3,052)	(478)
Employee benefits and compensation	994	353	1,347	(158)
Inventory valuations	1,681	2,295	3,976	(2,962)
Account reconciliations	(77)	(3,479)	(3,556)	(191)
Derivative contracts	(272)	125	(147)	480
Expense recognition	(1,237)	(822)	(2,059)	1,278

Total adjustments at other locations	(1,992)	(1,499)	(3,491)	(2,031)

Total adjustments for accounting mistakes and errors, before tax	(6,724)	(3,727)	(10,451)	(5,094)
Income tax benefit on adjustments for accounting mistakes and errors	1,656	851	2,507	772
Tax adjustments	1,326	345	1,671	(912)

Adjustments for accounting mistakes and errors, net of tax:
Continuing operations	(3,742)	(2,531)	(6,273)	(5,234)
Discontinued operations	515	338	853	(39)

Total adjustment for accounting mistakes and errors, after tax	$(3,227)	$(2,193)	$(5,420)	$(5,273)

     As a result of the changes, originally reported net income was reduced by $3.2 million ($0.08 basic and diluted earnings per share), $2.2 million ($0.05 basic and diluted earnings per share), $5.4 million ($0.13 basic and diluted earnings per share), and $5.3 million ($0.13 basic and $0.12 diluted earnings per share) for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively.
Polymer Additives Locations:
     During the investigations, adjustments were identified reducing income by $4.7 million, $2.2 million, $7.0 million, and $3.1 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively. Adjustments were made to accounts receivable, inventories and accrued expenses. Inventory valuation adjustments of $1.5 million, $0.6 million, $2.1 million, and $1.3 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively, primarily resulted from inappropriate deferrals of purchase price variances and incorrect timing of expense recognition for slow moving inventories. Charges impacting income were recorded to accrue earned customer rebates in the correct accounting periods. Adjustments were also made to reduce income by $0.5 million, $1.1 million, $1.6 million, and $1.3 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively, due to incorrect timing of expense recognition associated with freight costs.

	Three months	Three months	Six months	Three months
(dollars in thousands)	ended March 31,	ended June 30,	ended June 30,	ended March 31,
Income (Expense)	2003	2003	2003	2004
Account reconciliations	$(1,404)	$(595)	$(1,999)	$(346)
Inventory valuations	(1,496)	(617)	(2,115)	(1,340)
Rebate accruals	(1,313)	50	(1,262)	(47)
Expense recognition	(519)	(1,066)	(1,584)	(1,330)

Total	$(4,732)	$(2,228)	$(6,960)	$(3,063)

Adjustments Relating to Other Locations:
     Incomplete application of U.S. GAAP at foreign locations — During the restatement process, the Company determined that subsidiaries in two countries had not been fully applying U.S. generally accepted accounting principles. Adjustments reducing (increasing) income by $3.1 million, $(29,000), $3.1 million, and $0.5 million were recorded for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively. These adjustments principally related to the timing of expense recognition and accounting for postemployment benefits. Also, charges were recorded relating to impaired assets.
     Employee benefits and compensation — Adjustments reducing expenses by $1.0 million, $0.4 million, and $1.3 million, and increasing expenses by $0.2 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively, were recorded to correct mistakes in accounting for defined benefit pension and other incentive compensation liabilities.
     Inventory valuations — Adjustments reducing expenses by $1.7 million, $2.3 million and $4.0 million, and increasing expenses by $3.0 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively, corrected inventory valuation matters. This category is primarily comprised of adjustments relating to the valuation of inventories resulting from either inconsistent or incorrect use of methodologies to compute manufacturing variance adjustments to standard costs of inventories, and errors triggered by the incorrect configuration of information systems relating to the treatment of purchase price variances. The adjustments also include corrections in the timing of writedowns associated with slow moving and handling loss accounts.
     Account reconciliations — As part of the restatement process, validation of various balance sheet accounts was completed for many domestic and international locations. As a result of either the failure to reconcile accounts or resolve reconciliation issues in a timely manner, corrections were recorded reducing income by $0.1 million, $3.5 million, $3.6 million, and $0.2 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively. The most significant adjustments in this category corrected mistakes totaling $2.9 million made in the second quarter of 2003 to reconcile the results of a physical inventory observation taken in that period. Additionally, other adjustments were made related to accounts receivable, accounts payable and accrued expense accounts.
     Derivative contracts — This category reflects revisions to previous accounting for natural gas supply and metal forward contracts. Adjustments decreasing expenses by $0.1 million for the three months ended June 30, 2003, offset expense increases of $0.3 million for the three months ended March 31, 2003, and netted to total expense increases of $0.1 million for the six months ended June 30, 2003. Adjustments decreasing expenses by $0.5 million were recorded for the three months ended March 31, 2004. The changes were necessary because the Company determined that its hedge designation documentation relating to natural gas supply and metal forward contracts did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the related documentation requirements set forth therein.
     Expense recognition — This category includes adjustments reducing income by $1.2 million, $0.8 million and $2.1 million, and reducing expenses by $1.3 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively. The most significant items contained in this category relate to the incorrect timing of accruing costs associated with repair and maintenance activities and recognition of asset impairments. In connection with planned plant shutdowns, several international and domestic locations incorrectly accrued costs before they were incurred, and as a result, adjustments were recorded to expense these costs during the periods in which they were incurred.
Tax Adjustments
     Included in this category are adjustments netting to a decrease of previously-reported expenses by $1.3 million, $0.3 million and $1.7 million, and an increase of previously-reported expenses by $0.9 million for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, respectively, which includes correction in the timing of the reduction of a valuation allowance resulting from the utilization of a capital loss carryforward, as well as corrections to errors made in the computations of deferred tax assets and liabilities at certain international subsidiaries.

Other Adjustments and Disclosure Changes
     Adjustments were also made to correct errors in the initial recording of the fair value of certain assets acquired in connection with the Company’s acquisition of Pfanstiehl, Inc. in 2000. These adjustments had no impact on shareholders’ equity, net income, or cash flows for any periods presented herein.
     Other errors totaling $0.4 million reducing cumulative after-tax expenses relating to continuing operations were discovered relating to periods ending before January 1, 2003. Also, errors totaling $0.1 million reducing cumulative after-tax expenses relating to discontinued operations were identified. Based upon qualitative and quantitative analysis, the Company concluded these errors were not material to the consolidated financial statements for the prior periods, and accordingly, those prior period financial statements have not been restated. The correction of those errors has been included in the restatement of the consolidated financial statements in the three months ended March 31, 2003.
     The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2003:

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003
	Originally		Originally
(dollars in thousands, except per share amounts)	Reported	Restated	Reported	Restated
Net sales	$416,178	$414,192	$817,948	$811,773
Cost of sales	318,114	319,596	618,783	618,188
Selling, general and administrative expenses	77,425	79,009	152,877	158,497
Other charges:
Interest expense	8,915	10,696	17,699	22,414
Foreign currency transactions, net	1,204	1,373	2,393	1,764
Miscellaneous expense, net	3,067	127	4,591	502

Income before taxes	7,453	3,391	21,605	10,408
Income tax expense	1,593	279	6,292	1,853

Income from continuing operations	5,860	3,112	15,313	8,555
Discontinued operations:
Loss from discontinued operations, net of tax	(854)	(855)	(923)	(533)
Gain on disposal of discontinued operations, net of tax	2,417	2,756	2,417	2,880

Net income	7,423	5,013	16,807	10,902
Dividends on preferred stock	534	534	1,081	1,081

Net income available to common shareholders	$6,889	$4,479	$15,726	$9,821

Per common share data
Basic earnings:
From continuing operations	$0.13	$0.06	$0.35	$0.18
From discontinued operations	0.04	0.05	0.04	0.06

	$0.17	$0.11	$0.39	$0.24

Diluted earnings:
From continuing operations	$0.13	$0.06	$0.34	$0.18
From discontinued operations	0.04	0.05	0.04	0.06

	$0.17	$0.11	$0.38	$0.24

     The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2003 and 2004:

	Three months ended		Three months ended
	March 31, 2003		March 31, 2004
	Originally		Originally
(dollars in thousands, except per share amounts)	Reported	Restated	Reported	Restated
Net sales	$401,770	$397,581	$451,740	$461,583
Cost of sales	300,669	298,592	345,263	359,909
Selling, general and administrative expenses	75,452	79,488	80,346	81,279
Other charges:
Interest expense	8,784	11,718	8,806	10,135
Foreign currency transactions, net	1,189	391	1,726	1,759
Miscellaneous expense, net	1,524	375	(3,654)	(5,416)

Income before taxes	14,152	7,017	19,253	13,917
Income tax expense	4,699	1,574	4,862	4,918

Income from continuing operations	9,453	5,443	14,391	8,999
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(69)	322	—	—
Gain (loss) on disposal of discontinued operations, net of tax	—	124	—	(39)

Net income	9,384	5,889	14,391	8,960
Dividends on preferred stock	547	547	450	450

Net income available to common shareholders	$8,837	$5,342	$13,941	$8,510

Per common share data
Basic earnings:
From continuing operations	$0.22	$0.12	$0.33	$0.20
From discontinued operations	—	0.01	—	—

	$0.22	$0.13	$0.33	$0.20

Diluted earnings:
From continuing operations	$0.22	$0.12	$0.33	$0.20
From discontinued operations	—	0.01	—	—

	$0.22	$0.13	$0.33	$0.20

     The following table sets forth the impact of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Condensed Consolidated Balance Sheet as of March 31 and June 30, 2003, and March 31, 2004:

	March 31, 2003		June 30, 2003		March 31, 2004
	Originally		Originally		Originally
(dollars in thousands)	Reported	Restated	Reported	Restated	Reported	Restated
ASSETS
Current assets:
Cash and cash equivalents	$10,932	$10,883	$11,869	$11,819	$17,377	$17,249
Accounts and trade notes receivable, net	163,221	163,194	168,123	165,396	213,063	208,972
Notes receivable	—	33,346	—	82,295	111,823	112,078
Inventories	197,653	198,467	199,016	201,449	198,737	195,878
Deferred tax assets	—	36,554	—	36,027	40,222	45,275
Assets of businesses held for sale	28,950	28,967	—	—	—	—
Other current assets	120,699	44,474	178,060	52,484	40,170	33,813

Total current assets	521,455	515,885	557,068	549,470	621,392	613,265
Property, plant & equipment, net	577,579	586,190	605,262	613,563	590,666	598,387
Unamortized intangible assets	421,232	418,828	420,232	418,208	421,593	419,260
Deferred tax assets	—	55,629	—	55,031	61,968	35,416
Miscellaneous other assets	119,325	66,605	127,669	76,000	75,854	80,013

Total assets	$1,639,591	$1,643,137	$1,710,231	$1,712,272	$1,771,473	$1,746,341

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Notes and loans payable	$15,619	$16,350	$11,190	$11,927	$10,333	$11,588
Accounts payable	221,529	226,479	232,460	239,517	252,897	260,911
Income taxes	—	17,862	—	10,413	13,255	15,740
Accrued payrolls	—	34,472	—	29,066	31,911	32,478
Liabilities of businesses held for sale	12,245	12,230	—	—	—	—
Accrued expenses and other current liabilities	181,185	121,227	176,789	126,760	115,718	106,606

Total current liabilities	430,578	428,620	420,439	417,683	424,114	427,323
Long-term debt, less current portion	442,802	450,355	510,075	517,643	507,895	515,371
Postretirement and pension liabilities	—	216,805	—	213,597	230,481	233,125
Other non-current liabilities	278,495	62,530	274,517	62,431	73,142	43,395

Total liabilities	1,151,875	1,158,310	1,205,031	1,211,354	1,235,632	1,219,214
Series A convertible preferred stock	—	31,233	—	30,436	—	25,809
Shareholders’ equity	487,716	453,594	505,200	470,482	535,841	501,318

Total liabilities and shareholders’ equity	$1,639,591	$1,643,137	$1,710,231	$1,712,272	$1,771,473	$1,746,341

     In addition, the Company also changed the classification of its Series A convertible preferred stock. These securities contain redemption features that can be exercised on behalf of the holders under certain circumstances outside the control of the Company. As a result of these redemption features, these securities have been reclassified outside of permanent equity on the consolidated balance sheets.

     The restatement affected comprehensive income for the three months ended March 31, 2003, the three and six months ended June 30, 2003, and the three months ended March 31, 2004, as shown in the following table:

	Three months	Three months	Six months	Three months
	ended	ended	ended	ended
(dollars in thousands)	March 31, 2003	June 30, 2003	June 30, 2003	March 31, 2004
Comprehensive income, as previously reported	$20,793	$22,611	$43,404	$11,313
Effect of adoption of EITF No. 04-06	(268)	(217)	(485)	(158)
Effect of restatement adjustments on:
Net Income	(3,227)	(2,193)	(5,420)	(5,273)
Foreign currency translation adj.	1,802	533	2,335	418
Minimum pension liability adj.	—	912	912	230
Other	(364)	463	99	(173)

Comprehensive income, as restated	$18,736	$22,109	$40,845	$6,357

     The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2003, the six months ended June 30, 2003, and the three months ended March 31, 2004:

	Three months ended		Six months ended		Three months ended
	March 31, 2003		June 30, 2003		March 31, 2004
	Originally		Originally		Originally
(dollars in thousands)	Reported	Restated	Reported	Restated	Reported	Restated
Cash flows from operating activities
Net cash provided by (used for) continuing operations	$(1,480)	$13,540	$3,283	$(31,279)	$(4,282)	$5,282
Net cash used for discontinued operations	(1,923)	(1,923)	(923)	(1,745)	—	(57)

Net cash provided by (used for) operating activities	(3,403)	11,617	2,360	(33,024)	(4,282)	5,225
Cash flow from investing activities
Capital expenditures for plant and equipment of continuing operations	(7,165)	(7,409)	(16,893)	(17,108)	(6,173)	(5,528)
Capital expenditures for plant and equipment of discontinued operations	(274)	(274)	(381)	(381)	—	—
Divestitures (acquisitions), net of cash, of continuing operations	(8,478)	(8,478)	(8,478)	(8,478)	5,850	5,250
Divestitures, net of cash, of discontinued operations	—	—	23,875	23,875	—	—
Buyout of operating lease	—	—	(25,000)	(25,000)	—	—
Other investing activities	(501)	(1,547)	(802)	(1,848)	150	368

Net cash provided by (used for) investing activities	(16,418)	(17,708)	(27,679)	(28,940)	(173)	90
Cash flows from financing activities
Net borrowings under short term facilities	7,784	7,751	3,355	3,328	(2,071)	(1,619)
Borrowings (repayments) of long term debt, net	(933)	(933)	66,127	66,127	(8,495)	(8,512)
Net proceeds (payments) from asset securitization	13,919	—	(36,658)	—	9,667	—
Cash dividends paid	(6,295)	(6,295)	(12,730)	(12,730)	(6,518)	(6,518)
Proceed from sale of treasury stock	521	—	—	—	4,501	—
Other financing activities	(212)	482	1,437	1,401	202	4,984

Net cash provided by (used for) financing activities	14,784	1,005	21,531	58,126	(2,714)	(11,665)
Effect of exchange rate changes on cash	1,027	1,027	715	715	1,127	218

Decrease in cash and cash equivalents	(4,010)	(4,059)	(3,073)	(3,123)	(6,042)	(6,132)
Cash and cash equivalents at beginning of period	14,942	14,942	14,942	14,942	23,419	23,381

Cash and cash equivalents at end of period	$10,932	$10,883	$11,869	$11,819	$17,377	$17,249

Cash paid during the period for:
Interest	$10,752	$11,241	$18,173	$19,600	$10,045	$11,040
Income taxes	$1,599	1,599	$5,375	$5,375	$2,311	$6,698

3. Comprehensive income
     Comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and the unrealized gain (loss) adjustments associated with investments held for sale. Comprehensive income was $6.0 million and $22.1 million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income was $12.4 million and $40.8 million for the six months ended June 30, 2004 and 2003, respectively. Accumulated other comprehensive loss at June 30, 2004, and December 31, 2003, was $91.7 million and $83.3 million, respectively.
4. Inventories
     Inventories are comprised of the following:

	June 30,	December 31,
(dollars in thousands)	2004	2003
Raw materials	$49,737	$43,669
Work in process	29,295	23,589
Finished goods	133,832	125,235

	212,864	192,493
LIFO reserve	(9,797)	(9,531)

Total	$203,067	$182,962

5. Financing and long-term debt
     Long-term debt consists of the following:

	June 30,	December 31,
(dollars in thousands)	2004	2003
$200,000 Senior notes, 9.125%, due 2009 (b)	$197,243	$196,937
$25,000 Debentures, 7.625%, due 2013 (b)	24,859	24,853
$25,000 Debentures, 7.375%, due 2015 (b)	24,959	24,957
$50,000 Debentures, 8.0%, due 2025 (b)	49,515	49,503
$55,000 Debentures, 7.125%, due 2028 (b)	54,501	54,490
Revolving credit agreement	140,900	164,450
Capitalized lease obligations	8,109	8,443
Other	4,470	1,712

	504,556	525,345
Less current portion (a)	4,020	1,430

Total	$500,536	$523,915

(a)	Included in notes and loans payable

(b)	Net of unamortized discounts
Senior notes and debentures
     At June 30, 2004, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $389.7 million. Fair market value represents a third party’s indicative bid prices for these obligations. At June 30, 2004, the Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BBB- by Standard and Poor’s Rating Group (“S&P”). In the third quarter of 2004, the Company’s senior credit rating was downgraded to BB+ by S&P. In the second quarter of 2005, the rating was downgraded to Ba1 by Moody’s and BB by S&P. In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the Securities and Exchange Commission. Also in March 2006, S&P further lowered its rating to B+. S&P cited delays in filing, a recent absence of transparency with regard to current results and near term prospects and a diminished business profit that has resulted in weak operating margins and earnings. Although there are negative implications to these actions, the Company anticipates that it will continue to have access to sufficient liquidity, albeit at higher borrowing costs.
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
     The indentures under which the senior notes and the debentures are issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; creation of additional liens; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. Prior to and continuing after this filing, the Company was not current in its filings with the Securities and Exchange Commission (“SEC”). On March 30, 2006, the Company received a notice of default from a holder of the 7.375% Debentures due 2015 of which $25 million is outstanding. The notice recites the Company’s failure to timely file with the Securities and Exchange Commission and the Trustee of the senior notes and debentures required Form 10-Qs and Form 10-Ks for the respective periods ending September 30, 2004, through December 31, 2005. On April 5, 2006, the Company received a similar notice of default from the Trustee of the senior notes and debentures of which $355 million is outstanding (including the $25 million referenced above). The notice recites the Company’s failure to timely file with the Securities and Exchange Commission and the Trustee required Form 10-Qs for the periods ending June 30, 2004, September 20, 2004, March 31, 2005, June 30, 2005, and September 30, 2005. In addition, the notice recites the Company’s failure to deliver to the Trustee an Officers’ Certificate relating to the Company’s compliance with the terms of the indentures governing the senior notes and debentures for the fiscal year ended December 31, 2004. Under the terms of the indentures, the Company has a 90-day period in which to cure the deficiencies identified in a notice of default or obtain a waiver. If the Company does not cure the deficiencies or obtain a waiver by June 27, 2006, for the 7.375% Debentures due 2015 and by July 3, 2006, for the other senior notes and debentures, an event of default will have occurred and the holders of the senior notes or debentures or the Trustee may declare the principal immediately due and payable. In addition, under the indentures, the resulting event of default under any one of the series of debt under the indentures would trigger cross-default provisions for all other series of debt issued under the indentures as well as under the agreements governing most of the Company’s other outstanding indebtedness. The Company does not expect to cure the failure to file the overdue SEC filings within the 90 day period and may pursue waivers or allow acceleration of the senior notes and debentures. The New Credit Facility (see below) would be used to repay accelerated indebtedness, if any. Whether or not such default is triggered, the Company intends to enter into the New Credit Facility as described below and continue its asset securitization program so that it is in a position to be able to repay any indebtedness that may be accelerated as a result of a default and prepay or redeem such other indebtedness as the circumstances may warrant.
Revolving Credit Agreement
     The revolving credit agreement is a $300 million senior credit facility that expires September 7, 2006, and that became secured on April 19, 2006, as described below. The Company had borrowed $140.9 million under the revolving credit facility as of June 30, 2004. Based upon the type of funding used, borrowings under the revolving credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company’s index debt rating and the ratio of the Company’s total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The average interest rates for borrowings against the facility at June 30, 2004, and December 31, 2003, were 3.1% and 2.9%, respectively.

     The Company’s revolving credit facility contains financial covenants relating to total debt, fixed charges and EBITDA, cross default prevision with other debt obligations, and customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. In addition, if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P, as it currently is, the Company and its material subsidiaries are required to grant, within 30 days from such a rating downgrade, security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. This lien grant and pledge of stock was completed on April 19, 2006, except that the Company has been granted an extension to June 29, 2006, to complete all required mortgage filings and certain foreign perfection requirements. Under the indentures, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries have also been granted to and shared with the holders of the Company’s senior notes and debentures. The Company’s ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales.
     Subsequent to June 30, 2004, the revolving credit agreement was amended to relax certain financial covenants, and the Company obtained waivers to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The Company expects that the extension will give it time to put in place the New Credit Facility as described below.
     In March 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”). The New Credit Facility will provide for a five year, $300 million multi-currency senior revolving credit facility and a six year, $400 million term loan facility. The New Credit Facility will be used to replace the existing credit facility, to repay accelerated indebtedness, if any, and for working capital and general corporate purposes.
     The New Credit Facility will bear interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate (“ABR”) which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins based on the Company’s index debt rating. The New Credit Facility will be secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s material foreign subsidiaries, excluding trade receivables and related collateral sold pursuant to the Company’s accounts receivable securitization program (see below). The New Credit Facility will contain customary operating covenants that limit its ability to engage in certain activities, including limitations on additional loans and investments; prepayments, redemptions and repurchases of debt; mergers, acquisitions and asset sales; and capital expenditures. The Company will also be subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio.
     The New Credit Facility is subject to, among other conditions, the negotiation, execution and delivery of definitive documentation with respect to the New Credit Facility; completion of lender’s due diligence procedures; the absence of a disruption or adverse change in the financial, banking or capital markets; the nonoccurrence of events that have a material adverse effect on the Company’s business (the restatement of financials or delisting of shares will not be considered a material adverse effect); and compliance with certain financial measures at the closing date.
Asset Securitization Program
     In 2000, the Company initiated an aggregate $150.0 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. The accounts receivable asset securitization facility contains cross-default provisions with other debt obligations and a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. Subsequent to June 30, 2004, the Company amended the $100 million U.S. portion of the asset securitization program to resolve issues related to a prior rating downgrade and delayed quarterly SEC filings, extended the program through June 2006, obtained amended waivers through March 2006 for financial reporting delays, and after the close of business on March 31, 2006, was granted a 90-day waiver for the March 2006 downgrade events and a waiver to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The Company also evaluated the $50 million European portion of the program and decided to cancel the European program since it had not been drawn upon during 2004 and due to changing regulatory requirements for this type of facility in Europe and changes that would have been required due to the rating downgrade. The Company intends to replace, extend, amend or otherwise modify the U.S. asset securitization program prior to its June 2006 expiration but has not yet decided upon the desired course of action. This decision will be based on other liquidity program decisions that will be made before the expiration date of the asset securitization program. While the Company expects to maintain a satisfactory U.S.

assets securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
      The termination of this program at June 30, 2004, would have reduced the Company’s liquidity to the extent that the total program of $100 million exceeded advances outstanding of $10.0 million. The liquidity from the Company’s revolving credit facility of $300 million under which $159.1 million was available at June 30, 2004. As of the date this report is being filed, the Company needs the asset securitization facility, in addition to its credit facility, in order to meet its current liquidity requirements. The Company intends to complete replacement financings for both of these programs by the end of June 2006.
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (QSPE), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to various multi-seller receivables securitization companies (“commercial paper conduits”). The amount advanced to the Company, net of repayments, under this program was $1.5 million at December 31, 2003. During the three months ended June 30, 2004, $246.1 million of accounts receivable were sold under this program and $247.2 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the six months ended June 30, 2004, $478.7 million of accounts receivable were sold under this program and $470.2 million of accounts receivable were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $8.5 million.
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
     The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $114.2 million as of June 30, 2004, and $91.8 million as of December 31, 2003. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

6. Earnings per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
(in thousands, except per share amounts)	2004	2003	2004	2003
Basic earnings per share computation:
Net income available to common shareholders	$11,381	$4,479	$19,891	$9,821
Less: Income (loss) from discontinued operations	(33)	1,901	(71)	2,347

	$11,414	$2,578	$19,962	$7,474

Weighted-average common shares outstanding	41,941	40,729	41,889	40,661

Basic earnings per share from continuing operations	$0.27	$0.06	$0.48	$0.18

Diluted earnings per share computation:
Net income available to common shareholders	$11,381	$4,479	$19,891	$9,821
Less: Income (loss) from discontinued operations	(33)	1,901	(71)	2,347
Plus: Convertible preferred stock	357	—	—	—

	$11,771	$2,578	$19,962	$7,474

Weighted-average common shares outstanding	41,941	40,729	41,889	40,661
Assumed conversion of convertible preferred stock	1,414	—	—	—
Assumed exercise of stock options	381	231	405	195

Weighted-average diluted shares outstanding	43,736	40,960	42,294	40,856

Diluted earnings per share from continuing operations	$0.27	$0.06	$0.47	$0.18
     The convertible preferred shares were anti-dilutive for the three months ended June 30, 2003, and the six months ended June 30, 2004 and 2003, and, thus, not included in the diluted shares outstanding.
7. Acquisitions
     On September 7, 2001, the Company acquired from OM Group, Inc. certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (“dmc2”) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. The Company paid $8.5 million in cash for certain purchase price settlements with dmc2 in the first quarter of 2003. In the second quarter of 2004, the Company received approximately $8.5 million in cash from dmc2 as the final settlement of the purchase price, which was recorded as a reduction to goodwill.
8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
(dollars in thousands)	Severance	costs	Total
Balance, December 31, 2003	$13,797	$181	$13,978
Gross charges	2,434	1,036	3,470
Non-cash items	—	(687)	(687)
Cash Payments	(7,467)	(328)	(7,795)

Balance, June 30, 2004	$8,764	$202	$8,966

     Charges in the three months and six months ended June 30, 2004, relate to the Company’s ongoing restructuring and cost reduction programs. Total net charges (credits) for the three months ended June 30, 2004, were $(0.1) million of which $0.8 million were included in cost of sales and $(0.9) million were included in selling, general and administrative expenses. Total net charges, for the six months ended June 30, 2004, were $3.5 million of which $2.4 million and $1.1 million were included in cost of sales and selling, general and administrative expenses, respectively.
     The remaining reserve balance for restructuring and cost reduction programs primarily represents cash payments made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.
9. Discontinued operations
     On June 30, 2003, the Company completed the sale of its Petroleum Additives business, to Dover Chemical Corporation and its Specialty Ceramics business to CerCo LLC. These businesses have been reported as discontinued operations for all periods presented.
     Sales from discontinued operations were $14.2 million and $30.0 million for the three and six month periods ended June 30, 2003, respectively. Pre-tax losses from discontinued operations were $1.4 million and $1.7 million for the three and six month periods ended June 30, 2003, respectively. There were no sales or earnings from discontinued operations in 2004. The results of discontinued operations include the operating earnings of the discontinued businesses as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company’s actual weighted average interest rates for the respective periods.
     Disposal of discontinued operations resulted in pre-tax losses of $33,000 and $71,000 for the three and six months ended June 30, 2004, respectively, and pre-tax gains of $4.5 million and $4.7 million for the three and six months ended June 30, 2003, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $1.2 million as of June 30, 2004, and $1.3 million as of December 31, 2003, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities where applicable, and existing technologies. The gain (loss) on disposal of discontinued operations includes such post-closing and accrual adjustments.
10. Contingent liabilities
     In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice had taken no action against the Company or any employee of the Company. The Company had previously been named as a defendant in several putative class action lawsuits alleging civil damages and requesting injunctive relief related to the conduct the Government was investigating. The Company is vigorously defending itself in those actions and management does not expect those lawsuits to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.
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

     Also, following the July 23, 2004, announcement, two derivative lawsuits were commenced in the United States District Court for the Northern District of Ohio on behalf of Ferro against Ferro’s directors, its now-deceased Chief Executive Officer, and Chief Financial Officer. Two other derivative actions were subsequently filed in the Court of Common Pleas for Cuyahoga County, Ohio. The state court actions were removed to the United States District Court for the Northern District of Ohio and all of the derivative lawsuits were then consolidated into a single action with the defendants being the same named defendants plus KPMG. The derivative lawsuits alleged breach of fiduciary duties and mismanagement-related claims. On March 21, 2006, the Court dismissed the consolidated derivative action without prejudice. On April 8, 2006, plaintiffs filed a motion seeking relief from the judgment dismissing the derivative lawsuit and seeking to further amend their complaint following discovery. On April 13, 2006, plaintiffs also filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The directors and the named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filings. The Company has notified Ferro’s directors and officers liability insurer of the claim. Because this action is in the preliminary stage, the outcome of this litigation cannot be determined at this time.
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
     In addition, on October 15, 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on Ferro’s Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations in relation to the same allegations. Ferro’s Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. Ferro promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend Ferro and its Belgian subsidiary with respect to these investigations. In response to Ferro’s notice, SOLBR has exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters, subject to reservation of rights. In December 2005, the Hungarian authorities imposed a de minimus fine on Ferro’s Belgian subsidiary, and the Company expects the German and Belgian authorities also to assess fines for the alleged conduct. Management cannot predict the amount of fines that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for such fines.
     In October 2005, the Company performed a routine environmental, health and safety audit of its Bridgeport, New Jersey facility. In the course of this audit, internal environmental, health and safety auditors assessed the Company’s compliance with the New Jersey Department of Environmental Protection’s (“NJDEP”) laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). On October 31, 2005, the Company disclosed to the NJDEP that it had identified potential violations of the WPCA and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In December 2005, the Company met with the NJDEP to discuss the Company’s investigation and potential settlement of this matter, which would involve the payment of civil administrative penalties. The NJDEP is reviewing the matter and the Company expects the NJDEP to propose a penalty settlement during the first half of 2006. At this time, although management cannot estimate with certainty the ultimate penalty or related costs that may result from this matter, management does not expect such penalties to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
     There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

11. Stock plans
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

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Income available to common shareholders from continuing operations—as reported	$11,414	$2,578	$19,962	$7,474
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(851)	(750)	(1,622)	(1,333)

Income available to common shareholders from continuing operations—pro forma	$10,563	$1,828	$18,340	$6,141

Basic earnings per share from continuing operations—as reported	$0.27	$0.06	$0.48	$0.18
Basic earnings per share from continuing operations—pro forma	$0.25	$0.04	$0.44	$0.15

Diluted earnings per share from continuing operations—as reported	$0.27	$0.06	$0.47	$0.18
Diluted earnings per share from continuing operations—pro forma	$0.24	$0.04	$0.43	$0.15
     There was no impact from pro forma expense on discontinued operations for any period presented.
     Compensation cost (credit) for the Company’s stock performance plan was $0.6 million and $(1.2) million for the three months ended June 30, 2004 and 2003, respectively, and $(0.1) million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.
12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company and consolidated subsidiaries is as follows:

	Pension benefits		Other benefits		Pension benefits		Other benefits
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
		Restated				Restated
(dollars in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$3,479	$3,252	$226	$222	$7,010	$6,421	$451	$444
Interest cost	5,635	6,027	840	995	11,323	11,972	1,681	1,989
Expected return on plan assets	(5,416)	(5,046)	—	—	(10,876)	(10,025)	—	—
Amortization of prior service cost	(183)	59	(140)	(140)	(363)	91	(279)	(279)
Net amortization and deferral	489	1,270	(24)	—	977	2,568	(48)	—

Net periodic benefit cost	$4,004	$5,562	$902	$1,077	$8,071	$11,027	$1,805	$2,154

     The Company adopted the Financial Accounting Standards Board’s (FASB) Staff Position No. FAS 106-2 effective July 1, 2004, to account for the economic effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

     In February 2006, the Company announced that it was freezing the Ferro Corporation Retirement Plan effective March 31, 2006, and would be providing additional contributions to the U.S. defined contribution plan beginning April 1, 2006, and limiting eligibility for U.S. retiree medical benefits. The Company estimates that the changes in these retirement plans will reduce expenses by $30 to $40 million over five years.
13. Income taxes
     Income tax as a percentage of pre-tax income for the three months ended June 30, 2004, was 31.1% compared to 8.2% in the same period in 2003. The 2003 rate benefited from a higher proportion of earnings in jurisdictions having lower statutory tax rates, as compared with 2004.
     Income tax as a percentage of pre-tax income for the six months ended June 30, 2004 was 33.0% compared with 17.8% in 2003. The lower 2003 rate reflects the Company’s reversal of valuation allowances due to utilization of net operating losses and a capital loss and a higher proportion of earnings in jurisdictions having lower statutory tax rates.
14. Reporting for segments
     The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other, which is comprised of two business units which do not meet the quantitative thresholds for separate disclosure. The Company uses the criteria outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to identify segments which management has concluded are its seven major business units. Further, the Company has concluded that it is appropriate to aggregate its Tile and Porcelain Enamel operating segments into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics.
     The accounting policies of the segments are consistent with those described for the Company’s consolidated financial statements in the summary of critical accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed. Net sales to external customers are presented in the following table. Inter-segment sales were not material.

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
(dollars in thousands)	2004	2003	2004	2003
Performance Coatings	$117,443	$107,746	$231,185	$210,316
Electronic Materials	110,658	84,131	209,669	164,517
Color and Glass Performance Materials	92,813	80,785	183,551	156,845
Polymer Additives	71,036	63,265	141,090	126,068
Specialty Plastics	65,762	60,720	134,061	120,168
Other	24,918	17,545	44,657	33,859

Net sales	$482,630	$414,192	$944,213	$811,773

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income to income before taxes from continuing operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
(dollars in thousands)	2004	2003	2004	2003
Performance Coatings	$8,061	$5,057	$14,717	$13,456
Electronic Materials	12,748	3,317	23,923	7,211
Color and Glass Performance Materials	11,933	11,866	24,072	25,722
Polymer Additives	396	1,821	(187)	2,554
Specialty Plastics	3,401	3,270	7,467	6,451
Other	2,288	1,783	2,139	1,360

Segment income	38,827	27,114	72,131	56,754
Less: Unallocated expenses	8,586	11,527	21,495	21,666

Operating income	30,241	15,587	50,636	35,088
Less:
Interest expense	10,212	10,696	20,347	22,414
Foreign currency loss	1,192	1,373	2,951	1,764
Gain on sale of businesses	—	—	(5,195)	—
Miscellaneous expense, net	1,633	127	1,411	502

Income before taxes from continuing operations	$17,204	$3,391	$31,122	$10,408

     Geographic revenues are based on the region in which the customer invoice originates. The United States of America is the single largest country for the origination of customer sales. No other single country originates invoices totaling more than 10% of consolidated net sales. Net sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
(dollars in thousands)	2004	2003	2004	2003
United States	$252,888	$211,459	$491,542	$418,777
International	229,742	202,733	452,671	392,996

Net sales	$482,630	$414,192	$944,213	$811,773

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At June 30, 2004, the Company had 10.5 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $113.3 million. At December 31, 2003, the Company had 8.3 million troy ounces of metals on consignment for periods of less than one year with a market value of $94.7 million. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company had made deposits of $79.0 million.

16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $528.1 million at June 30, 2004, and $502.6 million at December 31, 2003.
17. Accounting pronouncements adopted in the six months ended June 30, 2004.
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
     In March 2005, the FASB’s Emerging Issues Taskforce (EITF) ratified Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF No. 04-06) which is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The issue requires that stripping costs incurred during production activities be recognized as period expenses. The Company voluntarily early-adopted EITF No. 04-06 and elected to recognize this change in accounting by restatement of its prior-period financial statements. The effect of the accounting change was to decrease retained earnings as of December 31, 2002, by $0.9 million, net income for the three months and the six months ended June 30, 2003, by $0.2 million and $0.5 million, respectively, and earnings per share, both basic and diluted, for the three months and the six months ended June 30, 2003, by $0.01 and $0.01, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q for the three and six month periods ended June 30, 2004 and 2003, is being filed after the Company’s 2004 Annual Report on Form 10-K as the quarterly report was not completed as of March 31, 2006, the filing date for the 2004 Form 10-K. The Company has continued to file Current Reports on Form 8-K as events and circumstances have warranted. Certain matters contained in the condensed consolidated financial statements included herein under item 1 relate to several Current Reports. Readers should refer to Current Reports filed on April 3, April 5, April 10, April 25, April 28, and May 1, 2006, for additional information.
Overview
     Net income for the three months ended June 30, 2004, increased to $11.8 million from $5.0 million for the three months ended June 30, 2003. Earnings in the current quarter reflect volume growth, an increase in average selling prices and cost reduction efforts, which were partially offset by higher raw material costs.
     In June 2003, the Company completed the sale of its Petroleum Additives and Specialty Ceramics business units, and accordingly, for all periods presented, each of the these businesses has been reported as a discontinued operation. The discussion presented below under “Results of Operations” focuses on the Company’s results from continuing operations.
Outlook
     Due to the timing of the filing, it is not meaningful to provide an outlook for the remainder of calendar year 2004. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed.

Results of Operations
Comparison of the three months ended June 30, 2004 and 2003 (restated)
     Second quarter 2004 net sales of $482.6 million were 16.5% higher than net sales of $414.2 million for the comparable 2003 period. The revenue increase was driven by strong demand in the global electronics market coupled with strong demand in North America and continued robust growth in the Asia-Pacific region. The strengthening of foreign currencies, particularly the Euro, contributed approximately $12 million to the increase. Higher average selling prices also contributed to the increase.
     Gross margins (net sales less cost of sales) from continuing operations were 22.2% of sales compared with 22.8% for the comparable 2003 period. The slight decline was driven by increased costs of raw materials, only partially offset by improvements from higher volumes and selling prices.
     Selling, general and administrative (“SG&A”) expenses were $76.9 million in the second quarter of 2004 compared with $79.0 million in the second quarter of 2003. The strength of foreign currencies, primarily the Euro, increased second quarter 2004 reported costs by approximately $2 million. Lower restructuring costs and savings generated from restructuring activities initiated in 2003 were partially offset by increased spending on research and development, primarily for electronics materials applications.
     Interest expense was $10.2 million for the second quarter of 2004 compared with $10.7 million in the same period of 2003. Interest expense declined primarily due to lower average interest rates and reduced facility fees.
     Net foreign currency loss for the quarter ended June 30, 2004, was $1.2 million as compared to $1.4 million for the quarter ended June 30, 2003. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Income tax as a percentage of pre-tax income for the quarter was 31.1% compared to 8.2% in the same period in 2003. The 2003 rate benefited from a higher proportion of earnings in jurisdictions having lower statutory tax rates, as compared with 2004.
     There were no businesses reported as discontinued operations in the quarter ended June 30, 2004. The Company, however, recorded a loss of $33,000, net of tax, in 2004 related to certain post-closing matters associated with businesses sold in prior periods. The reported loss from discontinued operations, net of tax, in the second quarter of 2003 was $0.9 million, pertaining to the operating results for the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. The disposal of discontinued operations, primarily the Petroleum Additives and Specialty Ceramics business units during the second quarter of 2003, netted a gain of $2.8 million after taxes. Diluted earnings per share for discontinued operations totaled $0.05 in the second quarter of 2003.
     Income from continuing operations for the second quarter of 2004 was $11.9 million compared to $3.1 million for the same period in 2003. Diluted earnings per share from continuing operations for the quarter totaled $0.27 compared to $0.06 in 2003.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 9.0% to $117.4 million as compared to $107.7 million in the second quarter of 2003. Segment income increased to $8.1 million from $5.1 million in 2003. The revenue increase was driven primarily by improved economic conditions in North America, continued robust growth in the Asia-Pacific region for tile coating product offerings and favorable currency exchange rates related to the strong Euro, partially offset by lower average selling prices. The increase in segment income reflects increased sales, lower costs from restructuring activities completed in 2003, offset partially by higher raw material costs.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment increased 31.5% to $110.7 million as compared to $84.1 million in the second quarter of 2003. Segment income increased to $12.7 million from $3.3 million in 2003. The revenue increase was driven primarily by increased demand from the electronics industry, with volumes improving in both North American and international markets. Net sales also benefited from increased average selling prices and the favorable impact of foreign currency exchange rate differences. Segment income benefited from the increased demand, higher average selling prices and higher manufacturing utilization rates relative to 2003.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $92.8 million, an increase of 14.9% versus $80.8 million in the second quarter of 2003. Segment income of $11.9 million in the second quarter of 2004 was unchanged from the same period in 2003. While segment volumes declined slightly, net sales improved primarily due to higher average selling prices and the favorable impact of foreign currency exchange rate differences, primarily related to the Euro.
     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $71.0 million, an increase of 12.3% versus $63.3 million in the second quarter of 2003. Segment income decreased to $0.4 million from $1.8 million in 2003. The revenue increase was driven by improved economic conditions in North America, particularly increased demand from construction end markets and favorable currency exchange rates. The lower segment income was due primarily to higher raw material costs that the Company was unable to recover through pricing initiatives, coupled with increased SG&A spending.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $65.8 million, an increase of 8.3% versus $60.7 million in the second quarter of 2003. Segment income increased to $3.4 million from $3.3 million in 2003. The revenue increase was driven by improved economic conditions in North America, particularly increased demand from the appliance and automotive end markets, partially offset by a decline in average selling prices. Net sales also benefited from the favorable impact of foreign exchange rates. Segment income was essentially unchanged as increased sales were approximately offset by higher raw material costs.
     Other Segment Results. Net sales in the Other segment were $24.9 million for the second quarter of 2004, an increase of 42.0% versus $17.5 million in the prior year. Segment income improved to $2.3 million from $1.8 million in the second quarter of 2003.
     Geographic Sales. Net sales in the United States were $252.8 million for the second quarter of 2004 compared with $211.4 million in the same period of 2003. The increase was driven by improved economic conditions in the region and improved demand in most market segments, including electronics, appliances, automotive and construction. International net sales were $229.8 million compared to $202.8 million. This increase was primarily due to increased volumes in Latin America and Asia-Pacific as well as the strength of the Euro.
Comparison of the six months ended June 30, 2004 and 2003 (restated)
     Net sales from continuing operations for the first six months of 2004 of $944.2 million were 16.3% higher than the $811.8 million recorded in 2003. Strong demand in the global electronics market, improved economic conditions in North America and continued robust growth in Asia-Pacific contributed to the improvement. Changes in foreign exchange rates, particularly the strengthening Euro, contributed approximately $35 million to the sales increase. Higher selling prices also contributed to the higher reported net sales.
     Gross margins were 22.1% of sales compared to 23.8% in 2003. The increased cost of raw materials more than offset the improvements from higher volumes and selling prices.
     Selling, general and administrative (SG&A) expenses were $158.2 million for the first six months of 2004 versus $158.5 million for 2003. The Company achieved SG&A reductions in the first half or 2004, relative to the same period in 2003, in excess of $6 million, primarily due to restructuring actions implemented in 2003 and other expense reduction initiatives implemented in 2004. These savings were partially offset by changes in foreign currency exchange rates that adversely affected SG&A by nearly $6 million.
     Interest expense from continuing operations declined from $22.4 million for the first six months of 2003 to $20.3 million for the same period in 2004. This change was driven by a decline in interest expense relating to capitalized lease obligations. This decline was partially offset by increased interest due primarily to higher credit facility fees during 2004.
     Net foreign currency loss for the six months ended June 30, 2004, was $3.0 million as compared to $1.8 million for the same 2003 period. The 2004 period includes a $1.0 million loss associated with the liquidation of a joint venture company.

The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     A pre-tax gain of $5.2 million was recognized in the first half of 2004 for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. There were no similar gains or losses in the prior period.
     Income tax as a percentage of pre-tax income for the six months ended June 30, 2004 was 33.0% compared with 17.8% in 2003. The lower 2003 rate reflects the Company’s reversal of valuation allowances due to utilization of net operating losses and a capital loss and a higher proportion of earnings in jurisdictions having lower statutory tax rates.
     There were no businesses reported as discontinued operations for the six month period ended June 30, 2004. The Company, however, recorded a loss of $0.1 million, net of tax, in 2004 related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The reported loss from discontinued operations, net of tax, for the six months ended June 30, 2003, was $0.5 million, pertaining to the operating results for the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. The disposal of discontinued operations, primarily the Petroleum Additives and Specialty Ceramics business units during the first half of 2003, netted a gain of $2.9 million after taxes. Diluted earnings per share for discontinued operations totaled $0.06 in the first half of 2003.
     Net income from continuing operations for the first half of 2004 was $20.9 million versus $8.6 million in 2003. Diluted earnings per share from continuing operations were $0.47 compared to $0.18 in 2003.
     Performance Coatings Segment Results. Net sales in the Performance Coatings segment were $231.2 million for the six months ended June 30, 2004, compared with net sales of $210.3 million for the six months ended June 30, 2003. Segment income in the first half of 2004 was $14.7 million, an increase of $1.3 million from the same period in 2003. Volume increases contributed to the sales increase coupled with a benefit from favorable currency exchange rates, primarily related to the strong Euro. This increase was partially offset by lower average selling prices. The increase in segment income reflects increased volumes offset partially by higher raw material costs.
     Electronic Materials Segment Results. Net sales in the Electronic Materials segment were $209.7 million for the six months ended June 30, 2004, compared with net sales of $164.5 million for the six months ended June 30, 2003. Segment income in the first half of 2004 was $23.9 million, an increase of $16.7 million versus the same period in 2003. The revenue increase was driven primarily by strong demand in the global electronics market, higher average selling prices and favorable currency exchange rates related to the strong Euro. The increase in segment income reflects increased volumes and higher manufacturing utilization rates relative to 2003.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $183.6 million, an increase of 17.0% versus $156.8 million in the first half of 2003. Segment income declined to $24.1 million from $25.7 million in 2003. Net sales benefited from increased volumes, higher average selling prices and the favorable impact of foreign currency exchange rate differences. Segment income declined due to increased raw material costs that were not fully recovered through pricing actions initiated in the period, as well as increased SG&A expenditures.
     Polymer Additives Segment Results. Net sales in the Polymer Additives segment were $141.1 million for the six months ended June 30, 2004, compared with net sales of $126.1 million for the six months ended June 30, 2003. The revenue increase of 11.9% for the period was driven by improved economic conditions in North America, particularly increased demand from construction end markets. Net sales also benefited from the positive impact of foreign exchange rate differences. Segment income was a loss of $0.2 million for the six months ended June 30, 2004, compared with income of $2.6 million for the six months ended June 30, 2003. Improved sales were offset by higher raw material costs and increased SG&A spending.
     Specialty Plastics Segment Results. Net sales in the Specialty Plastics segment were $134.1 million for the six months ended June 30, 2004, compared with net sales of $120.2 million for the six months ended June 30, 2003. The revenue increase of 11.6% for the period was driven by improved economic conditions in North America, particularly increased demand from the appliance and automotive end markets, coupled with the positive impact of foreign exchange rate differences. Segment income was $7.5 million for the six months ended June 30, 2004, compared with $6.5 million for the six months ended June 30, 2003. Improved sales were partially offset by higher raw material costs.

     Other Segment Results. Net sales in the Other segment were $44.7 million for the six-month period ended June 30, 2004, an increase of 31.9% versus $33.9 million in the prior year. Segment income improved to $2.1 million from $1.4 million in the same period of 2003.
     Geographic Sales. Net sales in the United States were $492.4 million for the six months ended June 30, 2004, compared with net sales of $418.1 million for the six months ended June 30, 2003. Most product segments contributed to the increase, including those serving the electronics, appliances, pharmaceuticals, consumer packaging, automotive and construction markets. International net sales were $451.8 million for the six months ended June 30, 2004, compared with net sales of $393.6 million for the six months ended June 30, 2003. Increased market demand in the Asia-Pacific region coupled with the positive impact of foreign currency exchange rate differences contributed to the international sales increase.
     Cash Flows. Net cash provided by operating activities of continuing operations for the six months ended June 30, 2004, was $27.0 million, compared with net cash used for operating activities of continuing operations of $31.3 million for the same period in 2003. The increase in net cash provided by operating activities of continuing operations is primarily due to changes in the use of the asset securitization program and improved profitability, net of discontinued operations, driven by strong performance in electronic materials.
     Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2004, compared with a use of $28.9 million for the same period in 2003. The capital expenditures in 2004 were $16.2 million and were almost entirely offset by proceeds from the sale of a business and a settlement payment received relating to an acquisition closed in a prior period. In 2003, the Company used funds for capital expenditures relating to continuing operations of $17.1 million and to buy-out an operating lease arrangement for $25 million. These 2003 investing activities were partially funded by proceeds from the divestiture of Petroleum Additives and Specialty Ceramics, partially offset by an $8.5 million cash settlement (payment) relating to the 2001 dmc2 acquisition.
     Net cash used for financing activities was $30.3 million in the six months ended June 30, 2004, compared with net cash provided of $58.2 million during the same period in 2003. Cash used for financing activities in 2004 primarily reflects debt reduction and dividends paid to the Company’s shareholders. The Company increased debt during the first six months of 2003 primarily to buy-out an operating lease arrangement and to pay down the asset securitization program.
     Net cash used for operating activities of discontinued operations was $0.3 million during the six months ended June 30, 2004, compared with $1.7 million of net cash used for discontinued operations for the same period in 2003. Cash provided by investing activities for the six months ended June 30, 2003, includes $23.9 million in proceeds from the divestiture of discontinued operations, the majority of which relates to the sales of the Petroleum Additives and Specialty Ceramics business units.
Liquidity and capital resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. The Company has a $300 million revolving senior credit facility, of which $159.1 million was available as of June 30, 2004. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $100 million, subject to the level of qualifying accounts receivable. See further information regarding the Company’s credit facilities included in Note 5 to the Company’s condensed consolidated financial statements under Item 1 herein.
     At June 30, 2004, the Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BBB- by Standard and Poor’s Rating Group (“S&P”). Subsequently, these ratings were downgraded to B1 and B+, respectively. In addition, after downgrading the rating, Moody’s withdrew its rating. See further information regarding this matter in Note 5 to the Company’s consolidated financial statements under Item 1 herein. The rating agencies may, at any time, based on various factors including changing market, political or socio-economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody’s have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings’ determinations going forward.
Senior Notes and Debentures
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
     The indentures under which the senior notes and the debentures are issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; creation of additional liens; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. Prior to and continuing after this filing, the Company was not current in its filings with the Securities and Exchange Commission (“SEC”) as a result of the restatement process. For this reason, the Company was also unable to provide an Officers’ Certificate for 2004 in a timely manner. Consequently, the Company has failed to comply with its financial reporting covenants. On March 30, 2006, the Company received a notice of default with respect to its failure to be current in its SEC filings from a holder of the 7.375% Debentures due 2015 of which $25 million is outstanding. On April 5, 2006, the Company received a similar notice of default with respect to its failure to be current in its SEC filings and the Officers’ Certificate for 2004 from the Trustee of the senior notes and debentures of which $355 million is outstanding (including the $25 million referenced above). Under the terms of the indentures governing the senior notes and debentures, the Company has a 90-day period in which to cure the deficiencies identified in a notice of default or obtain a waiver. If the Company does not cure the deficiencies or obtain a waiver by June 27,2006, for the 7.375% Debentures due 2015 and by July 3, 2006, for the other senior notes and debentures, an event of default will have occurred and the holders of the senior notes and debentures or the Trustee may declare the principal immediately due and payable. In addition, as described above, the resulting event of default under any one of the series of debt under the indentures would trigger cross-default provisions for all other series of debt issued under the indentures as well as under the agreements governing most of the Company’s other outstanding indebtedness. The Company does not expect to cure the failure to file the overdue SEC filings within the 90 day period and may pursue waivers or allow acceleration of the senior notes and debentures. The New Credit Facility (see below) would be used to repay accelerated indebtedness, if any.
Revolving Credit Facility
     The Company’s revolving credit facility expires September 7, 2006, and contains financial covenants relating to total debt, fixed charges and EBITDA, cross default provisions with other debt obligations, and customary operating covenants that limit its ability to engage in certain activities, including significant acquisitions. In addition, if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P, as it currently is, the Company and its material subsidiaries are required to grant, within 30 days from such a rating downgrade, security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. Moody’s rating downgrade in March 2006 triggered this springing lien, and on April 19, 2006, the lenders were granted security interests in the Company’s and its domestic material subsidiaries’ tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program) and the pledge of 100% of the stock of the Company’s domestic material subsidiaries and 65% of the stock of the Company’s foreign material subsidiaries, except that the Company has been granted an extension to June 29, 2006, to complete all required mortgage filings and certain foreign perfection requirements. Under the terms of the Company’s indentures governing its senior notes and debentures, the Trustee under the indentures has become equally and ratably secured with the revolving credit lenders in the Company’s principal domestic manufacturing facilities and the pledge of 100% of the stock of the Company’s domestic subsidiaries. The Company’s ability to meet these covenants in the future may be affected by events beyond its control, including prevailing economic, financial and market conditions and their effect on the Company’s financial position and results of operations. The Company does have several options available to mitigate these circumstances, including selected asset sales.
     Subsequent to June 30, 2004, the revolving credit agreement was amended to relax certain financial covenants, and the Company obtained waivers through June 2006 for financial reporting delays. The delays were a result of the Company’s restatement of its 2003 and first quarter 2004 consolidated financial information. See further information regarding the restatement in Note 2 to the Company’s condensed consolidated financial statements under Item 1 herein. In March 2006, the Company executed a commitment letter for a $700 million credit facility (the “New Credit Facility”) from a syndicate of lenders. The New Credit Facility will provide for a five year, $300 million multi-currency senior revolving credit facility and a six year, $400 million term loan facility. The Company expects to use the New Credit Facility to replace the existing credit facility, to repay any indebtedness that may be accelerated because of an event of default, and to prepay or redeem such other indebtedness as circumstances may warrant and to provide funds for working capital and general corporate purposes. In addition, the New Credit Agreement is subject to, among other conditions, the negotiation, execution and delivery of definitive documentation; completion of lender’s due diligence; the absence of a disruptive or adverse change in the financial banking or capital markets; and compliance with certain financial measures at the closing date.
Off Balance Sheet Arrangements
     Asset Securitization Program. In 2000, the Company initiated an aggregate $150 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. The accounts receivable securitization facility contains cross-default provisions with other debt obligations and a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. Subsequent to June 30, 2004, the Company amended the $100 million U.S. portion of the securitization program to resolve issues related to an earlier rating downgrade and delayed quarterly SEC filings, extended the program through June 2006, and obtained amended waivers through March 2006 for financial reporting delays. After the close of business on March 31, 2006, the Company was granted a 90-day waiver on its asset securitization program for the March 2006 downgrade events and a waiver to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The Company also evaluated the $50 million European portion of the program and decided to cancel the European program since it had not been drawn upon during 2004 and due to changing regulatory requirements for this type of facility in Europe and changes that would have been required due to the rating downgrade. The Company intends to replace, extend, amend or otherwise modify the U.S. asset securitization program prior to its June 2006 expiration but has not yet decided upon the desired course of action. This decision will be based on other liquidity program decisions that will be made before the expiration date of the asset securitization program. While the Company expects to maintain a satisfactory U.S. assets securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
     The termination of this program at June 30, 2004, would have reduced the Company’s liquidity to the extent that the total program of $100 million exceeded advances outstanding of $10.0 million. The liquidity from the Company’s revolving credit facility of $300 million under which $159.1 million was available at June 30, 2004. As of the date this report is being filed, the Company needs the asset securitization facility, in addition to its credit facility, in order to meet its current liquidity requirements. The Company intends to complete replacement financings for both of these programs by the end of June 2006.
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (QSPE), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to various multi-seller receivables securitization companies (“commercial paper conduits”). The amount advanced to the Company, net of repayments, under this program was $10.0 million at June 30, 2004, and $1.5 million at December 31, 2003. During the three months ended June 30, 2004, $246.1 million of accounts receivable were sold under this program and $247.1 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the six months ended June 30,

2004, $478.7 million of accounts receivable were sold under this program and $470.2 million of accounts receivable were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $8.5 million.
     The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the receivables. In accordance with FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” neither the amounts advanced nor the corresponding receivables sold are reflected in the Company’s consolidated balance sheets as the trade receivables have been de-recognized with an appropriate accounting loss recognized.
     The Company retains a beneficial interest in the receivables transferred to FFC or the conduits in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $114.2 million as of June 30, 2004, and $91.8 million as of December 31, 2003. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At June 30, 2004, the Company had 10.5 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $113.3 million. At December 21, 2003, the Company had 8.3 million troy ounces of metals on consignment for periods of less than one year with a market value of $94.7 million. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company had made deposits of $79.0 million.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sale programs to provide liquidity. Most of these lines are international and provide global flexibility for the Company’s liquidity requirements
     In June 2003, the Company bought out its $25.0 million leveraged lease program under which the Company leased certain land, buildings, machinery and equipment. The assets had a net carrying value of $24.0 million and an appraised value of $22.6 million. A loss of $1.4 million was recognized in cost of sales in 2003 as a result of the buyout. The program was accounted for as an operating lease.
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which $159.1 million was available as of June 30, 2004. This liquidity, along with the liquidity from the Company’s asset securitization program of which $140.0 million was available as of June 30, 2004, other financing arrangements, and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. However, the Company has not met the financial reporting requirements under the senior notes and debentures due to the Company’s restatement process. In addition, its senior credit ratings are below the minimum required under the asset securitization program. In order to maintain adequate liquidity, the Company is in the process of replacing the asset securitization program and entering into the New Credit Facility, previously described. There can be no assurance, however, that the Company will be successful in these efforts. Total debt, including current portion, notes and loans payable, and borrowings under the asset securitization program, was $514.9 million at June 30, 2004, and $538.6 million at December 31, 2003.
Critical Accounting Policies
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed, for a detailed description of Critical Accounting Policies.
Risk Factors
     Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed, for a detailed description of such uncertainties, risks and other factors under the heading “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s exposure to market risks is primarily limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and natural gas.
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at June 30, 2004, a 1% increase or decrease in interest rates would have resulted in a $1.6 million corresponding change in interest expense. At June 30, 2004, the Company had $355.5 million of fixed rate debt outstanding with a weighted average effective interest rate of 8.5%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $394.2 million at June 30, 2004.
     Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of Euro-denominated earnings against a depreciation of the Euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures. At June 30, 2004, the Company held forward contracts, which had a notional amount of $123.8 million. The Company also held put options to sell Euros for U.S. dollars with a notional amount of $9.5 million and an average strike price of $1.089/Euro. At June 30, 2004, these forward contracts and options had an aggregate fair value of $(0.1) million. A 10% appreciation of the U.S. dollar would have resulted in a $0.8 million decrease in the fair value of these contracts in the aggregate at June 30, 2004. A 10% depreciation of the U.S. dollar would have resulted in a $1.1 million increase in the fair value of these contracts in the aggregate at June 30, 2004.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. The fair value of contracts for natural gas was a net gain of approximately $0.5 million at June 30, 2004. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $0.7 million corresponding change in the fair market value of the contracts as of June 30, 2004.
Item 4. Controls and Procedures
For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for

the year ended December 31, 2004, which was previously filed, and is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of June 30, 2004.
     Procedures were undertaken in order for management to conclude that reasonable assurance exists regarding the reliability of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     As disclosed in the 2004 Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2006, the Company initiated a number of remediation activities during 2004 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting, None were completed during the quarterly period ended June 30, 2004.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information regarding legal proceedings included in Note 9 to the condensed consolidated financial statements is incorporated herein by reference.
Item 1A. Risk Factors
     No change from risk factors disclosed in Form 10-K for the year ended December 31, 2004, which was previously filed.
Item 2. Unregistered Sales of Equity Securities and of Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     The Company’s revolving credit agreement required, as the result of Moody’s rating downgrade in March 2006, the Company and its material subsidiaries to grant, within 30 days from the rating downgrade, security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. This lien grant and pledge of stock was completed on April 19, 2006, except that the Company has been granted an extension to June 29, 2006, to complete all required mortgage filings and certain foreign perfection requirements. Under the indentures, liens on principal domestic manufacturing properties and the stock of domestic subsidiaries have also been granted to and shared with the holders of the Company’s senior notes and debentures.
     On April 5, 2006, the Company received a notice of default from the Trustee of the Company’s senior notes and debentures, listed below, with an aggregate principal amount of $355 million. The carrying value of the notes and debentures is not materially different from the principal amounts originally issued. On April 10, 2006, the Company issued a press release announcing the notice of default and filed a Current Report on Form 8-K. The Trustee’s action followed the filing of a similar notice of default from a holder of the 7.625% Debentures as announced by the Company on April 3, 2006. The Company has 90 days to cure its delayed filing of financial reports or obtain a waiver from the bondholders. A failure to cure or obtain a waiver, by June 27, 2006, for the 7.375% Debentures due 2015 and by July 3, 2006, for the other senior notes and debentures, will result in an event of default. If there is an event of default, the bondholders have the right to accelerate repayment of the bonds. The Company does not expect to cure the failure to file the overdue SEC filings within the 90 day period and intends to pursue a waiver.

Notes and debentures included in the notice of default:
•	$200 million 9.125% Senior Notes due January 1, 2009

•	$25 million 7.625% Debentures due May 1, 2013

•	$25 million 7.375% Debentures due November 1, 2015

•	$50 million 8.0% Debentures due June 15, 2025

•	$55 million 7.125% Debentures due April 1, 2028

Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on April 30, 2004, there were a total of 39,437,637 shareholders voting either in person or by proxy. The shareholders elected four directors to the Ferro Corporation Board of Directors, Michael H. Bulkin, Michael F. Mee, William J. Sharp and Alberto Weisser, to serve on the Board until the meeting in the year 2007.
The results of the voting for directors were as follows:

Number of Votes	For	Withheld Authority
Michael H. Bulkin	38,460,297	977,340
Michael F. Mee	38,654,535	783,102
William J. Sharp	37,577,463	1,860,174
Alberto Weisser	37,659,599	1,778,038
     The terms of office for` Sandra Austin Crayton, Jennie S. Hwang, Ph.D., William B. Lawrence, Hector R. Ortino, Dennis W. Sullivan and Padmasree Warrior continued after the meeting.
Item 5. Other Information
     None.
Item 6. Exhibits
     The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of the Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)
Date: May 8, 2006	/s/ James F. Kirsch
James F. Kirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2006

/s/ Thomas M. Gannon
Thomas M. Gannon
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.
Exhibit:
(3) Articles of Incorporation and by-laws
(a)	Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(b)	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(c)	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(d)	Amended Code of Regulations. (Reference is made to Exhibit 3(d) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
(4) Instruments defining rights of security holders, including indentures
(a)	Amended and Restated Shareholder Rights Agreement between Ferro Corporation and National City Bank, Cleveland, Ohio, as Rights Agent, dated as of December 10, 1999. (Reference is made to Exhibit 4(k) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated here by reference.)

(b)	The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(c)	Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated herein by reference.)

(d)	Form of Global Note (9-1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)
 The Company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
(11) Computation of Earnings Per Share.
(31.1) Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
(31.2) Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
(32.1) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

(32.2) Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.