Form 10-Q
period 2004-09-30
FERRO CORP
filed 2006-05-08
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State of Corporation)	(IRS Employer Identification No.)

1000 Lakeside Avenue	44114
Cleveland, OH	(Zip Code)
(Address of Principal executive offices)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At March 31, 2006 there were 42,672,310 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net sales	$451,605	$397,597	$1,395,817	$1,209,371
Cost of sales	358,919	308,456	1,094,311	926,645
Selling, general and administrative expenses	73,457	81,460	231,641	239,957
Other charges (income):
Interest expense	10,395	10,233	30,743	32,647
Foreign currency transactions, net	(18)	(254)	2,933	1,511
Gain on sale of businesses	—	—	(5,195)	—
Miscellaneous expense, net	(886)	8	525	509

Income (loss) before taxes	9,738	(2,306)	40,859	8,102
Income tax expense (benefit)	3,230	(215)	13,501	1,639

Income (loss) from continuing operations	6,508	(2,091)	27,358	6,463
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(533)
Gain (loss) on disposal of discontinued operations, net of tax	(592)	524	(664)	3,405

Net income (loss)	5,916	(1,567)	26,694	9,335
Dividends on preferred stock	420	517	1,308	1,598

Net income (loss) available to common shareholders	$5,496	$(2,084)	$25,386	$7,737

Per common share data
Basic earnings (loss):
From continuing operations	$0.14	$(0.06)	$0.62	$0.12
From discontinued operations	(0.01)	0.01	(0.02)	0.07

	$0.13	$(0.05)	$0.60	$0.19

Diluted earnings (loss):
From continuing operations	$0.14	$(0.06)	$0.62	$0.12
From discontinued operations	(0.01)	0.01	(0.02)	0.07

	$0.13	$(0.05)	$(0.60)	$0.19

Shares outstanding:
Average outstanding	42,048,606	40,953,951	41,942,137	40,758,841
Average diluted	42,142,664	41,117,891	42,243,385	40,943,639
Actual end of period	42,056,550	41,290,954	42,056,550	41,290,954
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(dollars in thousands)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$15,088	$23,381
Accounts and trade notes receivable, net	194,111	193,422
Notes receivable	114,538	93,922
Inventories	215,458	182,962
Deferred tax assets	44,759	45,363
Other current assets	29,797	38,394

Total current assets	613,751	577,444
Property, plant & equipment, net	581,407	616,657
Unamortized intangibles	412,930	419,077
Deferred tax assets	35,475	36,167
Miscellaneous other assets	75,486	81,913

Total assets	$1,719,049	$1,731,258

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Notes and loans payable	$11,327	$13,207
Accounts payable	242,675	239,721
Income taxes	15,295	16,962
Accrued payrolls	34,849	28,558
Accrued expenses and other current liabilities	106,144	118,733

Total current liabilities	410,290	417,181
Long-term debt, less current portion	494,625	523,915
Postretirement and pension liabilities	239,330	226,630
Other non-current liabilities	41,771	41,379

Total liabilities	1,186,016	1,209,105
Series A convertible preferred stock	24,090	27,942
Shareholders’ equity	508,943	494,211

Total liabilities and shareholders’ equity	$1,719,049	$1,731,258

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
		Restated
(dollars in thousands)	2004	2003
Cash flows from operating activities
Net cash provided by (used for) continuing operations	$46,528	$(36,541)
Net cash used for discontinued operations	(345)	(1,745)

Net cash provided by (used for) operating activities	46,183	(38,286)
Cash flow from investing activities
Capital expenditures for plant and equipment of continuing operations	(24,740)	(23,635)
Capital expenditures for plant and equipment of discontinued operations	—	(381)
Divestitures (acquisitions), net of cash, of continuing operations	13,836	(8,478)
Divestitures, net of cash, of discontinued operations	—	19,685
Buyout of operating lease	—	(25,000)
Other investing activities	2,606	(653)

Net cash used for investing activities	(8,298)	(38,462)
Cash flows from financing activities
Net borrowings (payments) under short term facilities	(1,880)	1,521
Borrowings (repayments) of long term debt, net	(29,312)	96,627
Cash dividends paid	(19,551)	(19,162)
Other financing activities	4,511	1,195

Net cash provided by (used for) financing activities	(46,232)	80,181
Effect of exchange rate changes on cash	54	575

Increase (decrease) in cash and cash equivalents	(8,293)	4,008
Cash and cash equivalents at beginning of period	23,381	14,942

Cash and cash equivalents at end of period	$15,088	$18,950

Cash paid during the period for:
Interest	$30,930	$31,058
Income taxes	$17,802	$9,342
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
2. Restatement
     Financial data and financial statements included in this Form 10-Q have been restated to reflect adjustments to previously-reported quarterly financial data for the three and nine months ended September 30, 2003.
     In July 2004, management identified several adjustments in connection with the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2004. Based on the preliminary results of management’s efforts, the audit committee of the board of directors (“Audit Committee”) determined that it would be appropriate to initiate a special investigation of these adjustments by independent outside counsel and forensic accountants. Shortly thereafter, the Audit Committee commenced the first of two independent investigations. The investigations were conducted by separate teams of independent counsel and forensic accountants, and involved analyses and reviews of the Company’s books and records. The investigations also included reviews of documentation and e-mail communications, as well as interviews with numerous current and former employees. Simultaneously, the Company performed additional account analyses to identify other errors that may have existed. The investigations, both external and internal, identified accounting adjustments relating to the Company’s Polymer Additives business as well as accounting mistakes and errors at other locations.

     The effects of these changes on the Company’s originally reported results of operations are summarized as follows:

	Three months	Nine months
	ended	ended
(dollars in thousands)	September 30,	September 30,
Income (Expense)	2003	2003
Adjustments at Polymer Additives locations	$(262)	$(7,222)
Adjustments at other locations:
Incomplete application of U.S. GAAP at foreign locations	396	(2,656)
Employee benefits and compensation	299	1,646
Inventory valuations	327	4,303
Account reconciliations	(926)	(4,482)
Derivative contracts	(368)	(515)
Expense recognition	(357)	(2,416)

Total adjustments at other locations	(629)	(4,120)

Total adjustments for accounting mistakes and errors, before tax	(891)	(11,342)
Income tax benefit on adjustments for accounting mistakes and errors	688	3,195
Tax adjustments	(912)	759

Adjustments for accounting mistakes and errors, net of tax
Continuing operations	(1,115)	(7,388)
Discontinued operations	524	1,377

Total adjustment for accounting mistakes and error, after tax	$(591)	$(6,011)

     As a result of the changes, originally reported net income was reduced by $0.6 million ($0.01 basic and diluted earnings per share) and $6.0 million ($0.15 basic and diluted earnings per share) for the three and nine months ended September 30, 2003, respectively.
Polymer Additives Locations:
     During the investigations, adjustments were identified reducing income by $0.3 million and $7.2 million for the three and nine months ended September 30, 2003, respectively. Adjustments were made to accounts receivable, inventories and accrued expenses. Inventory valuation adjustments of $44,000 and $2.2 million for the three and nine months ended September 30, 2003, primarily resulted from inappropriate deferrals of purchase price variances and incorrect timing of expense recognition for slow moving inventories. Charges reducing income were recorded to accrue earned customer rebates in the correct accounting periods. Adjustments were also made to increase income by $0.4 million and increase expenses by $1.2 million for the three and nine months ended September 30, 2003, respectively, due to incorrect timing of expense recognition associated with freight and repair and maintenance costs.

	Three months	Nine months
(dollars in thousands)	ended	ended
Income (Expense)	September 30, 2003	September 30, 2003
Account reconciliations	$(627)	$(2,626)
Inventory valuations	(44)	(2,157)
Rebate accruals	25	(1,237)
Expense recognition	384	(1,202)

Total	$(262)	$(7,222)

Adjustments Relating to Other Locations:
     Incomplete application of U.S. GAAP at foreign locations – During the restatement process, the Company determined that subsidiaries in two countries had not been fully applying U.S. generally accepted accounting principles. Adjustments reducing expense by $0.4 million for the three months ended September 30, 2003, were offset by expense increases in prior quarters that resulted in a net reduction in income of $2.7 million for the nine months ended September 30, 2003. These adjustments principally related to the timing of expense recognition and accounting for postemployment benefits. Also, charges were recorded relating to impaired assets.

     Employee benefits and compensation - Adjustments reducing expenses by $0.3 million and $1.6 million for the three and nine months ended September 30, 2003, respectively, were recorded to correct mistakes in accounting for defined benefit pension and other incentive compensation liabilities.
     Inventory valuations - Adjustments reducing expenses by $0.3 million and $4.3 million for the three and nine months ended September 30, 2003, respectively, corrected inventory valuation matters. This category is primarily comprised of adjustments relating to the valuation of inventories resulting from either inconsistent or incorrect use of methodologies to compute manufacturing variance adjustments to standard costs of inventories, and errors triggered by the incorrect configuration of information systems relating to the treatment of purchase price variances. The adjustments also include corrections in the timing of writedowns associated with slow moving and handling loss accounts.
     Account reconciliations - As part of the restatement process, validation of various balance sheet accounts was completed for many domestic and international locations. As a result of either the failure to reconcile accounts or resolve reconciliation issues in a timely manner, corrections reducing income by $0.9 million and $4.5 million were recorded for the three and nine months ended September 30, 2003, respectively. The most significant adjustment in this category corrected mistakes totaling $2.9 million made in the second quarter of 2003 to reconcile the results of a physical inventory observation taken in that period. Additionally, other adjustments were made related to accounts receivable, accounts payable and accrued expense accounts.
     Derivative contracts - This category reflects revisions to previous accounting for natural gas supply and metal forward contracts. Adjustments increasing expenses by $0.4 million and $0.5 million were recorded for the three and nine months ended September 30, 2003, respectively. The changes were necessary because the Company determined that its hedge designation documentation relating to natural gas supply and metal forward contracts did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the related documentation requirements set forth therein.
     Expense recognition - This category includes adjustments reducing income by $0.4 million and $2.4 million for the three and nine months ended September 30, 2003, respectively. The most significant items contained in this category relate to the incorrect timing of accruing costs associated with repair and maintenance activities and recognition of asset impairments. In connection with planned plant shutdowns, several international and domestic locations incorrectly accrued costs before they were incurred, and as a result, adjustments were recorded to expense these costs during the periods in which they were incurred.
Tax Adjustments
     Included in this category are adjustments increasing previously reported expenses by $0.9 million for the three months ended September 30, 2003, and netting to a decrease of previously-reported expenses by $0.8 million for the nine months ended September 30, 2003, which includes correction in the timing of the reduction of a valuation allowance resulting from the utilization of a capital loss carryforward, as well as corrections to errors made in the computations of deferred tax assets and liabilities at certain international subsidiaries.
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

     The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2003:

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
	Originally		Originally
(dollars in thousands, except per share amounts)	Reported	Restated	Reported	Restated
Net sales	$397,010	$397,597	$1,214,958	$1,209,371
Cost of sales	307,427	308,456	926,210	926,645
Selling, general and administrative expenses	78,864	81,460	231,741	239,957
Other charges (income):
Interest expense	9,014	10,233	26,713	32,647
Foreign currency transactions, net	(36)	(254)	2,357	1,511
Miscellaneous expense, net	2,819	8	7,410	509

Income (loss) before taxes	(1,078)	(2,306)	20,527	8,102
Income tax expense (benefit)	(321)	(215)	5,971	1,639

Income (loss) from continuing operations	(757)	(2,091)	14,556	6,463
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(923)	(533)
Gain on disposal of discontinued operations, net of tax	—	524	2,417	3,405

Net income (loss)	(757)	(1,567)	16,050	9,335
Dividends on preferred stock	517	517	1,598	1,598

Net income (loss) available to common shareholders	$(1,274)	$(2,084)	$14,452	$7,737

Per common share data
Basic earnings (loss):
From continuing operations	$(0.03)	$(0.06)	$0.31	$0.12
From discontinued operations	—	0.01	0.04	0.07

	$(0.03)	$(0.05)	$0.35	$0.19

Diluted earnings (loss):
From continuing operations	$(0.03)	$(0.06)	$0.31	$0.12
From discontinued operations	—	0.01	0.04	0.07

	$(0.03)	$(0.05)	$0.35	$0.19

     The following table sets forth the impact of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2003:

	September 30, 2003
	Originally
(dollars in thousands)	Reported	Restated
ASSETS
Current assets:
Cash and cash equivalents	$19,001	$18,950
Accounts and trade notes receivable, net	174,021	172,028
Notes receivable	95,768	97,863
Inventories	179,939	183,081
Deferred tax assets	—	39,521
Other current assets	104,188	52,580

Total current assets	572,917	564,023
Property, plant and equipment, net	599,882	608,085
Unamortized intangibles	421,012	418,857
Deferred tax assets	—	54,654
Miscellaneous other assets	130,769	80,271

Total assets	$1,724,580	$1,725,890

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Notes and loans payable	$9,329	$10,119
Accounts payable	212,490	218,135
Income taxes	—	10,606
Accrued payrolls	—	30,256
Accrued expenses and other current liabilities	175,113	127,092

Total current liabilities	396,932	396,208
Long-term debt, less current portion	540,678	548,302
Postretirement and pension liabilities	—	206,689
Other non-current liabilities	271,092	63,679

Total liabilities	1,208,702	1,214,878
Series A convertible preferred stock	—	29,508
Shareholders’ equity	515,878	481,504

Total liabilities and shareholders’ equity	$1,724,580	$1,725,890

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

     The restatement affected comprehensive income for the three and six months ended September 30, 2003, as shown in the following table:

	Three months	Six months
	ended	ended
(dollars in thousands)	September 30, 2003	September 30, 2003
Comprehensive income, as previously reported	$6,307	$49,711
Effect of adoption of EITF No. 04-06	(219)	(704)
Effect of restatement adjustments on:
Net Income	(591)	(6,011)
Foreign currency translation adj.	(29)	2,306
Minimum pension liability adj.	—	912
Other	255	354

Comprehensive income, as restated	$5,723	$46,568

     The following table sets forth the effects of the restatement adjustments discussed above and the voluntary early adoption of EITF No. 04-06 as discussed in Note 17 on the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2003:

	Nine months ended
	September 30, 2003
	Originally
(dollars in thousands)	Reported	Restated
Cash flows from operating activities
Net cash provided by (used for) continuing operations	$43,904	$(36,541)
Net cash used for discontinued operations	(923)	(1,745)

Net cash provided by (used for) operating activities	42,981	(38,286)
Cash flow from investing activities
Capital expenditures for plant and equipment of continuing operations	(23,524)	(23,635)
Capital expenditures for plant and equipment of discontinued operations	(381)	(381)
Acquisitions, net of cash	(8,478)	(8,478)
Divestitures, net of cash, of discontinued operations	19,685	19,685
Buyout of operating lease	(25,000)	(25,000)
Other investing activities	393	(653)

Net cash used for investing activities	(37,305)	(38,462)
Cash flows from financing activities
Net borrowings under short term facilities	1,495	1,521
Borrowings of long term debt, net	96,627	96,627
Net payments to asset securitization	(82,614)	—
Sale of treasury stock	1,977	—
Cash dividends paid	(19,162)	(19,162)
Other financing activities	(515)	1,195

Net cash provided by (used for) financing activities	(2,192)	80,181
Effect of exchange rate changes on cash	575	575

Increase in cash and cash equivalents	4,059	4,008
Cash and cash equivalents at beginning of period	14,942	14,942

Cash and cash equivalents at end of period	$19,001	$18,950

Cash paid during the period for:
Interest	$10,602	$31,058
Income taxes	$3,968	$9,342

3. Comprehensive income
     Comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and the unrealized gain (loss) adjustments associated with investments held for sale. Comprehensive income was $10.6 million and $5.7 million for the three months ended September 30, 2004 and 2003, respectively. Comprehensive income was $23.0 million and $46.6 million for the nine months ended September 30, 2004 and 2003, respectively. Accumulated other comprehensive loss at September 30, 2004, and December 31, 2003, was $87.0 million and $83.3 million, respectively.
4. Inventories
     Inventories are comprised of the following:

	September 30,	December 31,
(dollars in thousands)	2004	2003
Raw materials	$57,936	$43,669
Work in process	32,809	23,589
Finished goods	135,611	125,235

	226,356	192,493
LIFO reserve	(10,898)	(9,531)

Total	$215,458	$182,962

5. Financing and long-term debt
     Long-term debt consists of the following:

	September 30,	December 31,
(dollars in thousands)	2004	2003
$200,000 Senior notes, 9.125%, due 2009 (b)	$197,396	$196,937
$25,000 Debentures, 7.625%, due 2013 (b)	24,861	24,853
$25,000 Debentures, 7.375%, due 2015 (b)	24,960	24,957
$50,000 Debentures, 8.0%, due 2025 (b)	49,521	49,503
$55,000 Debentures, 7.125%, due 2028 (b)	54,506	54,490
Revolving credit agreement	134,900	164,450
Capitalized lease obligations	8,030	8,443
Other	2,437	1,712

	496,611	525,345
Less current portion (a)	1,986	1,430

Total	$494,625	$523,915

(a)	Included in notes and loans payable

(b)	Net of unamortized discounts
Senior notes and debentures
     At September, 2004, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $387.2 million. Fair market value represents a third party’s indicative bid prices for these obligations. At September 30, 2004, the Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BB+ by Standard and Poor’s Rating Group (“S&P”). In the second quarter of 2005, the rating was downgraded to Ba1 by Moody’s and BB by S&P. In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the Securities and Exchange Commission. Also in March 2006, S&P further lowered its rating to B+. S&P cited delays in filing, a recent absence of transparency with regard to current results and near term prospects and a diminished business profit that has resulted in weak operating margins and earnings. Although there are negative implications to these actions, the Company anticipates that it will continue to have access to sufficient liquidity, albeit at higher borrowing costs.
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
     The indentures under which the senior notes and the debentures are issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; creation of additional liens; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. Prior to and continuing after this filing, the Company was not current in its filings with the Securities and Exchange Commission (“SEC”). On March 30, 2006, the Company received a notice of default from a holder of the 7.375% Debentures due 2015 of which $25 million is outstanding. The notice recites the Company’s failure to timely file with the Securities and Exchange Commission and the Trustee of the senior notes and debentures required Form 10-Qs and Form 10-Ks for the respective periods ending September 30, 2004, through December 31, 2005. On April 5, 2006, the Company received a similar notice of default from the Trustee of the senior notes and debentures of which $355 million is outstanding (including the $25 million referenced above). The notice recites the Company’s failure to timely file with the Securities and Exchange Commission and the Trustee required Form 10-Qs for the periods ending June 30, 2004, September 20, 2004, March 31, 2005, June 30, 2005, and September 30, 2005. In addition, the notice recites the Company’s failure to deliver to the Trustee an Officers’ Certificate relating to the Company’s compliance with the terms of the indentures governing the senior notes and debentures for the fiscal year ended December 31, 2004. Under the terms of the indentures, the Company has a 90-day period in which to cure the deficiencies identified in a notice of default or obtain a waiver. If the Company does not cure the deficiencies or obtain a waiver by June 27, 2006, for the 7.375% Debentures due 2015 and by July 3, 2006, for the other senior notes and debentures, an event of default will have occurred and the holders of the senior notes or debentures or the Trustee may declare the principal immediately due and payable. In addition, under the indentures, the resulting event of default under any one of the series of debt under the indentures would trigger cross-default provisions for all other series of debt issued under the indentures as well as under the agreements governing most of the Company’s other outstanding indebtedness. The Company does not expect to cure the failure to file the overdue SEC filings within the 90 day period and may pursue waivers or allow acceleration of the senior notes and debentures. The New Credit Facility (see below) would be used to repay accelerated indebedness, if any. Whether or not such default is triggered, the Company intends to enter into the New Credit Facility as described below and continue its asset securitization program so that it is in a position to be able to repay any indebtedness that may be accelerated as a result of a default and prepay or redeem such other indebtedness as the circumstances may warrant.
Revolving Credit Agreement
     The revolving credit agreement is a $300 million senior credit facility that expires September 7, 2006, and that became secured on April 19, 2006, as described below. The Company had borrowed $134.9 million under the revolving credit facility as of September 30, 2004. Based upon the type of funding used, borrowings under the revolving credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the prime rate established by National City Bank, Cleveland, Ohio, and the Federal Funds effective rate plus 0.5% (Prime Rate); plus, in each case, applicable margins based upon a combination of the Company’s index debt rating and the ratio of the Company’s total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The average interest rates for borrowings against the facility at September 30, 2004, and December 31, 2003, were 3.8% and 2.9%, respectively.

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
     During the third quarter of 2004, the Company was granted waivers from the banks providing the revolving credit facility for financial reporting delays. The delays were a result of the Company’s restatement of its 2003 and first quarter 2004 consolidated financial information. See further information regarding the restatement in Note 2. Subsequent to September 30, 2004, the agreement was amended to relax certain financial covenants, and the Company obtained amended waivers to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The Company expects that he extension will give it time to put in place the New Credit Facility as described below.
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
Asset Securitization Program
     In 2000, the Company initiated an aggregate $150.0 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. The accounts receivable securitization facility contains cross-default provisions with other debt obligations and a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. Subsequent to September 30, 2004, the Company amended the $100 million U.S. portion of the asset securitization program to resolve issues related to a prior rating downgrade and delayed quarterly SEC filings, extended the program through June 2006, obtained amended waivers through March 2006 for financial reporting delays, and after the close of business on March 31, 2006, was granted a 90-day waiver for the March 2006 downgrade events and a waiver to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The Company also evaluated the $50 million European portion of the program and decided to cancel the European program since it had not been drawn upon during 2004 and due to changing regulatory requirements for this type of facility in Europe and changes that would have been required due to the rating downgrade. The Company intends to replace, extend, amend or otherwise modify the U.S. asset securitization program prior to its June 2006 expiration but has not yet decided upon the desired course of action. This decision will be based on other liquidity program decisions that will be made before the expiration date of the asset securitization program. While the Company expects to maintain a satisfactory U.S. assets securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
The termination of this program at September 30, 2004, would have reduced the Company’s liquidity to the extent that the total program of $100 million exceeded advances outstanding of $10.0 million. The liquidity from the Company’s revolving credit facility of $300 million under which $165.1 million was available at September 30, 2004. As of the date this report is being filed, the Company needs the asset securitization facility, in addition to its credit facility, in order to meet its current liquidity requirements. The Company intends to complete replacement financings for both of these programs by the end of June 2006.
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (QSPE), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to various multi-seller receivables securitization companies (“commercial paper conduits”). The amount advanced to the Company, net of repayments, under this program was $1.5 million at December 31, 2003. During the three months ended September 30, 2004, $222.7 million of accounts receivable were sold under this program and $222.7 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the nine months ended September 30, 2004, $701.4 million of accounts receivable were sold under this program and $692.9 million of accounts receivable were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $8.5 million.
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
     The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $107.3 million as of September 30, 2004, and $91.8 million as of December 31, 2003. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

6. Earning per share computation
Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
(in thousands, except per share amounts)	2004	2003	2004	2003
Basic earnings per share computation:
Net income (loss) available to common shareholders	$5,496	$(2,084)	$25,386	$7,737
Less: Income (loss) from discontinued operations	(592)	524	(664)	2,872

	$6,088	$(2,608)	$26,050	$4,865

Weighted-average common shares outstanding	42,049	40,954	41,942	40,759

Basic earnings per share from continuing operations	$0.14	$(0.06)	$0.62	$0.12

Diluted earnings per share computation:
Net income (loss) available to common shareholders	$5,496	$(2,084)	$25,386	$7,737
Less: Income (loss) from discontinued operations	(592)	524	(664)	2,872
Plus: Convertible preferred stock	—	—	—	—

	$6,088	$(2,608)	$26,050	$4,865

Weighted-average common shares outstanding	42,049	40,954	41,942	40,759
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed exercise of stock options	94	—	301	185

Weighted-average diluted shares outstanding	42,143	40,954	42,243	40,944

Diluted earnings per share from continuing operations	$0.14	$(0.06)	$0.62	$0.12
     The convertible preferred shares were anti-dilutive for all periods presented and thus not included in the diluted shares outstanding. The stock options were anti-dilutive for the three months ended September 30, 2003, and thus not included in the diluted shares outstanding for that period.
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
8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
(dollars in thousands)	Severance	costs	Total
Balance, December 31, 2003	$13,797	$181	$13,978
Gross charges	2,522	1,672	4,194
Non-cash items	—	(1,256)	(1,256)
Cash Payments	(9,045)	(477)	(9,522)

Balance, September 30, 2004	$7,274	$120	$7,394

     Charges in the three months and nine months ended September 30, 2004, relate to the Company’s ongoing restructuring and cost reduction programs. Total net charges for the three months ended September 30, 2004, were $0.7 million of which

$0.6 million were included in cost of sales and $0.1 million were included in selling, general and administrative expenses. Total net charges, for the nine months ended September 30, 2004, were $4.2 million of which $2.9 million and $1.3 million were included in cost of sales and selling, general and administrative expenses, respectively.
     The remaining reserve balance for restructuring and cost reduction programs primarily represents cash payments made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.
9. Discontinued operations
     On June 30, 2003, the Company completed the sale of its Petroleum Additives business to Dover Chemical Corporation and its Specialty Ceramics business to CerCo LLC. These businesses have been reported as discontinued operations for all periods presented.
     Sales from discontinued operations were $30.0 million and the pre-tax loss from discontinued operations was $(0.9) million for the nine month period ended September 30, 2003. There were no sales or pre-tax losses from discontinued operations in the three month period ended September 30, 2003 or in 2004. The results of discontinued operations include the operating earnings of the discontinued businesses as well as interest expense, foreign currency gains and losses, other income or expenses and income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations, and the Company’s actual weighted average interest rates for the respective periods.
     Disposal of discontinued operations resulted in pre-tax gains (losses) of $(0.1) million and $(0.2) million for the three and nine months ended September 30, 2004, respectively, and $0.9 million and $5.5 million for the three and nine months ended September 30, 2003, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $1.2 million as of September 30, 2004, and $1.3 million as of December 31, 2003, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities where applicable, and existing technologies. The gain (loss) on disposal of discontinued operations includes such post-closing and accrual adjustments.
10. Contingent liabilities
     In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed it investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice had taken no action against the Company or any employee of the Company. The Company had previously been named as a defendant in several putative class action lawsuits alleging civil damages and requesting injunctive relief related to the conduct the Government was investigating. The Company is vigorously defending itself in those actions and management does not expect those lawsuits to have a material effect on the consolidated financial position, results of operations, or liquidity of the Company.
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

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
(dollars in thousands, except per share amounts)	2004	2003	2004	2003
Income (loss) available to common shareholders from continuing operations—as reported	$6,088	$(2,608)	$26,050	$4,865
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(851)	(816)	(2,473)	(2,149)

Income (loss) available to common shareholders from continuing operations—pro forma	$5,237	$(3,424)	$23,577	$2,716

Basic earnings (loss) per share from continuing operations —as reported	$0.14	$(0.06)	$0.62	$0.12
Basic earnings (loss) per share from continuing operations —pro forma	$0.12	$(0.08)	$0.56	$0.07

Diluted earnings (loss) per share from continuing operations —as reported	$0.14	$(0.06)	$0.62	$0.12
Diluted earnings (loss) per share from continuing operations —pro forma	$0.12	$(0.08)	$0.56	$0.07
     There was no impact from pro forma expense on discontinued operations for any period presented.
     Compensation cost (credit) for the Company’s stock performance plan was $(0.4) million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, and $(0.5) million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.
12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company and consolidated subsidiaries is as follows:

	Pension benefits		Other benefits		Pension benefits		Other benefits
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
		Restated				Restated
(dollars in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$3,494	$3,238	$226	$222	$10,505	$9,659	$677	$666
Interest cost	5,653	6,013	840	995	16,975	17,985	2,521	2,984
Expected return on plan assets	(5,428)	(5,033)	—	—	(16,304)	(15,058)	—	—
Amortization of prior service cost	(183)	32	(140)	(140)	(546)	123	(419)	(419)
Net amortization and deferral	488	1,297	(24)	—	1,465	3,865	(72)	—
	—				—

Net periodic benefit cost	$4,024	$5,547	$902	$1,077	$12,095	$16,574	$2,707	$3,231

     The Company adopted the Financial Accounting Standards Board’s (FASB) Staff Position No. FAS 106-2 effective July 1, 2004, to account for the economic effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Refer to Note 17 for further information.
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
13. Income taxes
     Income tax expense as a percentage of pre-tax income for the three months ended September 30, 2004, was 33.2% compared to 9.3% in the same period in 2003. The 2003 rate benefited from a higher proportion of earnings in jurisdictions having lower statutory tax rates.
     Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2004, was 33.0% compared to 20.2% in 2003. Contributing to the lower effective tax rate in 2003 were the reversal of valuation allowances due to utilization of net operating losses and a capital loss and a higher proportion of earnings in jurisdictions having lower tax rates.
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

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
(dollars in thousands)	2004	2003	2004	2003
Performance Coatings	$116,796	$103,749	$347,981	$314,065
Electronic Materials	91,633	83,491	301,302	248,009
Color and Glass Performance Materials	87,720	76,611	271,272	233,456
Polymer Additives	68,813	57,554	209,904	183,622
Specialty Plastics	65,649	56,906	199,710	177,074
Other	20,994	19,286	65,648	53,145

Net sales	$451,605	$397,597	$1,395,817	$1,209,371

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income to income before taxes from continuing operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
(dollars in thousands)	2004	2003	2004	2003
Performance Coatings	$7,864	$5,226	$22,581	$18,683
Electronic Materials	8,035	6,668	31,958	13,880
Color and Glass Performance Materials	7,671	10,740	31,744	36,462
Polymer Additives	(611)	1,045	(797)	3,598
Specialty Plastics	2,476	2,622	9,943	9,073
Other	515	756	2,653	2,116

Segment income	25,950	27,057	98,082	83,812
Less: Unallocated expenses	6,721	19,376	28,217	41,043

Operating income	19,229	7,681	69,865	42,769
Less:
Interest expense	10,395	10,233	30,743	32,647
Foreign currency (gain) loss	(18)	(254)	2,933	1,511
Gain on sale of businesses	—	—	(5,195)	—
Miscellaneous expense (income), net	(886)	8	525	509

Income (loss) before taxes from continuing operations	$9,738	$(2,306)	$40,859	$8,102

     Geographic revenues are based on the region in which the customer invoice originates. The United States of America is the single largest country for the origination of customer sales. No other single country originates invoices totaling more than 10% of consolidated net sales. Net sales by geographic region are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
(dollars in thousands)	2004	2003	2004	2003
United States	$234,541	$205,170	$726,084	$623,947
International	217,064	192,427	669,733	585,424

Net sales	$451,605	$397,597	$1,395,817	$1,209,371

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At September 30, 2004, the Company had 10.6 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $121.0 million. At December 31, 2003, the Company had 8.3 million troy ounces of metals on consignment for periods of less than one year with a market value of $94.7 million. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company had made deposits of $79.0 million.

16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $550.1 million at September 30, 2004, and $502.6 million at December 31, 2003.
17. Accounting pronouncements adopted in the nine months ended September 30, 2004
     The FASB published Interpretation No. 46, “Consolidation of Variable Interest Entities,” (Interpretation No. 46) in January 2003 and Interpretation No. 46R of the same name (Interpretation No. 46R) in December 2003. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46R clarifies some of the provisions of FASB Interpretation No. 46 and exempts certain entities from its requirements. Under the transition provisions of Interpretation No. 46R, special effective dates apply to enterprises that have fully or partially applied Interpretation No. 46 prior to issuance of Interpretation No. 46R. The Company adopted Interpretation No. 46 as of October 1, 2003, and Interpretation No. 46R as of January 1, 2004. The adoption of these Interpretations did not have a material impact on the results of operations or financial position of the Company. In June 2003, the Company bought out its asset defeasance program that would have required consolidation under Interpretation No. 46.
     In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP No. 106-1). FSP No. 106-1 was superseded by FSP No. 106-2 of the same name, issued in May 2004. It was effective for the first interim or annual period beginning after June 15, 2004, and applied only to sponsors of single-employer defined benefit postretirement health care plans for which a) the employer concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 and b) the expected subsidy offset or reduced the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company adopted FSP No. 106-2 as of July 1, 2004, and had a reduction of approximately $0.1 million in the Company’s net periodic postretirement pension cost in the third quarter of 2004, and a reduction of $0.1 million to the accumulated postretirement benefit obligation as of September 30, 2004.
     In March 2005, the FASB’s Emergin Issues Taskforce (EITF) ratified Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF No. 04-06) which is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The issue requires that stripping costs incurred during production activities be recognized as period expenses. The Company voluntarily early-adopted EITF No. 04-06 and elected to recognize this change in accounting by restatement of its prior-period financial statements. The effect of the accounting change was to decrease retained earnings as of December 31, 2002, by $0.9 million, net income for the three months and the nine months ended September 30, 2003, by $0.2 million and $0.7 million, respectively, and earnings per share, both basic and diluted, for the three months and the nine months ended September 30, 2003, by $0.01 and $0.02, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2004 and 2003, is being filed after the Company’s 2004 Annual Report on Form 10-K as the quarterly report was not completed as of March 31, 2006, the filing date for the 2004 Form 10-K. The Company has continued to file Current Reports on Form 8-K (“Current Reports”) as events and circumstances have warranted. Certain matters contained in the condensed consolidated financial statements included herein under item 1 relate to several Current Reports. Readers should refer to Current Reports filed on April 3, April 5, April 10, April 25, April 28, and May 1, 2006, for additional information.
Overview
     Net income for the three months ended September 30, 2004, increased to $5.9 million from a loss of $1.6 million for the three months ended September 30, 2003. Earnings in the current quarter reflect volume growth, price increases and cost reduction efforts that were partially offset by higher raw material costs.

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
Results of Operations
Comparison of the three months ended September 30, 2004 and 2003 (restated)
     Net sales for the three months ended September 30, 2004, of $451.6 million were 13.6% higher than the $397.6 million of net sales for the comparable 2003 period. Strengthening of foreign currencies, principally the Euro, accounted for approximately $12 million of the $54.0 million increase. The revenue increase, excluding the impact of foreign currency, was primarily driven by double-digit volume gains for the electronic materials and polymer additives segments and modest volume gains in the tile, specialty colors, and specialty plastics segments. North America, Latin America and the Asia-Pacific regions all recorded double-digit sales increases while Europe experienced modest growth primarily due to the strength of the Euro.
     Gross margins (net sales less cost of sales) were 20.5% of sales for the three months ended September 30, 2004, compared with 22.4% for the comparable 2003 period. The lower gross margins were primarily the result of the impact of raw material increases exceeding the favorable impact of higher volumes and average selling prices. Gross margins for the three months ended September 30, 2004, included $0.6 million for costs associated with restructuring versus $2.8 million in 2003.
     Selling, general and administrative (“SG&A”) expenses were $73.5 million in the third quarter of 2004 compared to $81.5 million in the third quarter of 2003. Restructuring charges recorded in SG&A in 2003 were $8.4 million versus a non-material amount in 2004. SG&A for the third quarter of 2004 includes a pre-tax expense of $1.3 related to the Company’s ongoing accounting investigation. The difference in restructuring charges accounts for the majority of the change between periods. The strengthening Euro added approximately $2 million to reported SG&A expenses for the third quarter 2004 versus the same quarter last year. The savings from the 2003 restructuring and other SG&A expense reduction initiatives offset other increases, including higher research and development spending.
     Earnings for the three months ended September 30, 2004, included total pre-tax expenses of $2.1 million related primarily to the investigation and restatement process as well as ongoing restructuring activities. The 2004 charges compare favorably to total charges of $11.3 million recorded in the same period last year. The charges recorded in the third quarter of 2003 related primarily to severance and acquisition integrations costs.
     Interest expense was $10.4 million for the third quarter of 2004, nearly equal to the $10.2 million in the same period of 2003.
     Miscellaneous income, net for the three months ended September 30, 2004, was $0.9 million as compared to a slight loss for the same period last year. In 2004 the Company realized $0.5 million in gains associated with the mark-to-market valuation of natural gas contracts versus a loss of $0.3 million in 2003.
     Income tax expense as a percentage of pre-tax income for the quarter was 33.2% compared to 9.3% in the same period in 2003. The 2003 rate benefited from a higher proportion of earnings in jurisdictions having lower statutory tax rates.
     Income from continuing operations for the three months ended September 30, 2004, totaled $6.5 million compared with a loss of $2.1 million for the same period in 2003. Diluted earnings per share from continuing operations for the quarter totaled $0.14 compared to a loss of $0.6 in 2003.
     There were no businesses reported as discontinued operations in the quarters ended September 30, 2003 and 2004. The Company, however, realized gains or losses in both periods related to certain post-closing matters associated with businesses sold in prior periods. In the quarter ended September 30, 2004, the Company recorded a $0.6 million loss, net of tax, and, in the same period for 2003, the Company realized a $0.5 million gain, net of tax. Diluted earnings per share for discontinued operations totaled a loss of $.01 and income of $.01 in the third quarter of 2004 and 2003, respectively.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 12.6% to $116.8 million compared to $103.7 million in the third quarter of 2003. Segment income increased to $7.9 million from $5.2 million in 2003. The revenue increase was driven primarily by increased demand for tile coatings in all geographic regions coupled with higher average selling prices. Favorable currency exchange rates, primarily related to the strengthening of the Euro, also contributed to the sales growth. The increase in segment income reflects the higher volumes and increased pricing partially offset by higher raw material costs.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment were $91.6 million versus $83.5 million in the third quarter of 2003. Segment revenues increased by 9.8% driven by increased volumes in all geographic markets and favorable foreign exchange rates, partially offset by lower average selling prices. Segment income increased to $8.0 million from $6.7 million in 2003. The increased demand was the primary factor leading to the increased profitability, partially offset by higher SG&A spending.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $87.7 million, an increase of 14.5% versus $76.6 million in the third quarter of 2003. Segment income declined to $7.7 million from $10.7 million in 2003. Sales improved primarily due to an increase in volumes, higher average selling prices and the favorable impact of foreign currency exchange rate differences, primarily related to the Euro. The decline in segment income was primarily driven by increased raw material costs that were not fully recovered through higher prices and increased SG&A expenditures.
     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $68.8 million, an increase of 19.6% versus $57.6 million in the third quarter of 2003. Segment income decreased to a loss of $0.6 million from income of $1.0 million in 2003. The revenue increase was driven by improved economic conditions in North America, particularly in construction end markets, with North American volume improving by approximately 19%. Net sales also benefited from an increase in average selling prices and the favorable impact of changes in foreign currency exchange rates. Raw material cost increases that exceeded the Company’s ability to raise prices to customers drove the decline in segment income.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $65.6 million, an increase of 15.4% versus $56.9 million in the third quarter of 2003. Segment income declined slightly to $2.5 million from $2.6 million in 2003. The revenue increase was driven by improved economic conditions in North America, particularly increased demand from appliance and automotive end markets. Net sales also benefited from an increase in average selling prices and the favorable impact of changes in foreign currency exchange rates. Despite increased revenues, segment income was slightly lower, primarily due to increased raw material costs.
     Other Segment Results. Net sales in the Other segment were $21.0 million for the third quarter of 2004, an increase of 8.9% versus $19.3 million in the prior year. Segment income declined to $0.5 million from $0.8 million in the third quarter of 2003.
     Geographic Sales. Net sales in the United States were $234.8 million for the third quarter of 2004 compared with $204.8 million in the same period of 2003. Increased volumes in nearly all product lines drove the sales increase. Total volume in the region increased by nearly 15%. International net sales were $216.8 million compared to $192.8 million. The increase was primarily due to increased volumes in Latin America and Asia-Pacific as well as the strength of the Euro.
Comparison of the nine months ended September 30, 2004 and 2003 (restated)
     Net sales from continuing operations for the first nine months of 2004 of $1,396 million were 15.4% higher than the $1,209 million recorded in 2003. Net sales benefited from improved economic conditions in North America and continued robust growth in the Asia-Pacific region. The net sales increase was driven by increased average selling prices and strong volume growth in the Electronic Materials, Polymer Additives, Tile Coatings and Specialty Plastics product lines. The impact of strengthening currencies, in particular the Euro, improved revenue by approximately $47 million.
     Gross margins were 21.6% of sales compared with 23.4% for the prior year period. The reduced gross margins compared with the prior year stemmed primarily from raw material cost increases, which were only partially recovered through sales price adjustments and higher operating efficiencies. Gross margins for the nine months ended September 30, 2004, included $2.9 million for costs associated with restructuring and other charges versus $4.6 million in 2003.
     Selling, general and administrative (SG&A) expenses were $231.6 million for the first nine months of 2004 versus $240.0 million for 2003. Expenses of $1.3 million related to the accounting investigation are included in the 2004 SG&A. In addition, restructuring charges totaling $1.3 million have been recorded in the 2004 SG&A compared to $8.8 million for the same period in 2003. The Company estimates that foreign currency changes, primarily the strengthening of the Euro, increased reported SG&A expenditures for the first nine months of 2004 by approximately $8 million. Savings realized from the 2003 restructuring and other SG&A expense reduction initiatives initiated during 2004 drove the decline in SG&A between the two periods.
     Earnings during the first nine months of 2004 included total pre-tax charges of $6.1 million versus $13.4 million in 2003. The charges in 2004 related primarily to ongoing restructuring activities as well as the investigation and restatement process. The charges in 2003 related primarily to severance and acquisition integration costs.
     Interest expense from continuing operations declined from $32.6 million for the first nine months of 2003 to $30.7 million for the same period in 2004. This change was driven by a decline in interest expense relating to capitalized lease obligations. This decline was partially offset by increased interest due primarily to higher credit facility fees during 2004.
     Net foreign currency loss for the period ending September 30, 2004, was $2.9 million as compared to $1.5 million for the same 2003 period. The current period includes a $1.0 million loss associated with the liquidation of a joint venture company. The Company uses certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     A pre-tax gain of $5.2 million was recognized during the nine months ended September 30, 2004, for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. There were no similar gains or losses in the prior year.
     Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2004, was 33.0% compared to 20.2% in 2003. Contributing to the lower effective tax rate in 2003 were the reversal of valuation allowances due to the utilization of net operating losses and a capital loss and a higher proportion of earnings in jurisdictions having lower tax rates.
     Income from continuing operations for the first nine months of 2004 was $27.4 million versus $6.5 million in 2003. Diluted earnings per share from continuing operations was $0.62 compared to $0.12 in 2003.
     There were no businesses reported as discontinued operations for the nine-month period ended September 30, 2004. The Company, however, recorded a $0.7 million loss, net of tax, for the same period related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The reported loss from discontinued operations, net of tax, for the nine months ended September 30, 2003, was $0.5 million, pertaining to the operating results for the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. The disposal of discontinued operations, primarily the Petroleum Additives and Specialty Ceramics business units, during the first three quarters of 2003 resulted in a gain of $3.4 million after taxes. Diluted earnings per share for discontinued operations totaled a loss of $0.02 for the first three quarters of 2004 versus income of $0.07 for the same period in 2003.
     Performance Coatings Segment Results. Net sales in the Performance Coatings segment were $348.0 million in the nine months ended September 30, 2004, compared with $314.1 million in the same period last year. The 10.8% increase in segment revenue is primarily due to increased demand for tile coatings products, principally driven by increased market demand in Asia and the favorable impact of foreign currency exchange rates. These gains were partially offset by volume declines related to key European end markets for tile coatings and lower segment average selling prices. Segment income was $22.6 million for the year ended December 31, 2004 compared with segment income of $18.7 million in the prior year. The increase in segment income reflects the higher volumes and lower costs from restructuring activities completed in 2003, partially offset by higher raw material costs.

     Electronic Materials Segment Results. Net sales in the Electronic Materials segment were $301.3 million in the nine months ended September 30, 2004, a 21.5% increase from the $248.0 million recorded in the same period last year. The revenue increase was driven by strong demand in the global electronics market. Sales also benefited from higher average selling prices and favorable currency exchange rates relative to the U.S. dollar. Segment income increased to $32.0 million from $13.9 million in 2003. The increase in segment income reflects the higher volumes and average selling prices coupled with increased manufacturing utilization rates compared to the same period last year.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $271.3 million, an increase of 16.2% versus $233.5 million in the third quarter of 2003. Segment income declined to $31.7 million from $36.5 million in 2003. Net sales improved primarily due to an increase in volumes, higher average selling prices and the favorable impact of foreign currency exchange rate differences, primarily related to the Euro. The decline in segment income was primarily driven by increased raw material costs that were not fully recovered though higher prices and increased SG&A expenditures.
     Polymer Additives Results. Net sales in the Polymer Additives segment were $209.9 million in the nine months ended September 30, 2004, compared with net sales of $183.6 million in the nine months ended September 30, 2003. The increase of 14.3% was driven by increased pricing and improved economic conditions in North America, resulting in increased demand from construction end markets. Favorable currency exchange rates also accounted for a portion of the reported net sales growth. Segment income decreased to a loss of $0.8 million from income of $3.6 million in 2003. Raw material cost increases that exceeded the Company’s ability to raise prices to customers drove the decline in segment income.
     Specialty Plastics Segment Results. Net sales in the Specialty Plastics segment were $199.7 million in the nine months ended September 30, 2004, compared to $177.1 million in the same period in 2003. The increase of 12.8% was driven by increased pricing and improved economic conditions in North America, resulting in increased demand from the appliance and automotive end markets. Favorable currency exchange rates also accounted for a portion of the reported sales growth. Segment income increased to $9.9 million from $9.1 million in 2003. Segment income increased primarily due to the sales growth and lower SG&A spending, partially offset by raw material cost increases.
     Other Segment Results. Net sales in the Other segment were $65.6 million for the nine-month period ended September 30, 2004, an increase of 23.5% versus $53.1 million in the prior year. Segment income improved to $2.7 million from $2.1 million in the same period of 2003.
     Geographic Sales. Net sales in the United States were $727.2 million for the nine-month period of 2004 compared with $623.0 million in the same period of 2003. Increased volumes in all U.S. product lines drove the sales increase. Total volume in the region increased by nearly 15%. International sales were $668.6 million compared to $586.4 million. This increase was primarily due to increased demand in Asia-Pacific and Latin America. Europe was essentially flat, excluding the impact of the strengthening Euro.
     Cash Flows. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2004, was $46.5 million, compared with net cash used for operating activities of continuing operations of $36.5 million for the same period in 2003. The increase in net cash provided by operating activities of continuing operations is primarily due to changes in the use of the asset securitization program and improved profitability, net of discontinued operations, driven by strong performance in the electronic materials segment, partially offset by changes in working capital balances.
     Net cash used for investing activities was $8.3 million for the nine months ended September 30, 2004, compared with $38.5 million for the same period in 2003. Capital expenditures in 2004 were $24.7 million and were partially offset by proceeds from the sale of a business and a settlement payment received for capital expenditures paid for in prior periods related to an acquisition. In 2003, the Company used funds for capital expenditures relating to continuing operations of $23.6 million, to buy-out an operating lease arrangement for $25 million, and to make an $8.5 million settlement payment relating to the dmc2 acquisition completed in 2001. These 2003 investing activities were partially offset by proceeds from the divestiture of discontinued operations, primarily consisting of the disposal of the Petroleum Additives and Specialty Ceramics business units.
     Net cash used for financing activities was $46.2 million in the nine months ended September 30, 2004, compared with net cash provided by financing activities of $80.2 million during the same period in 2003. Cash used in 2004 primarily reflects debt reduction and dividends paid to the Company’s shareholders. The Company increased debt during the first nine months of 2003 primarily to buy-out an operating lease arrangement and to pay down the asset securitization program.
     Net cash used for operating activities of discontinued operations was $0.3 million during the nine months ended September 30, 2004, compared with $1.7 million of net cash used for discontinued operations for the same period in 2003. Cash provided from investing activities of discontinued operations for the nine months ended September 30, 2003, includes proceeds of $19.7 million from divestitures, primarily related to the sales of the Petroleum Additives and Specialty Ceramics businesses less purchase price settlements (payments) related to the divestment of the Powder Coatings business.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. The Company has a $300 million revolving senior credit facility, of which $165.1 million was available as of September 30, 2004. The Company also has an accounts receivable securitization facility under which the Company may receive advances of up to $100 million, subject to the level of qualifying accounts receivable. See further information regarding the Company’s credit facilities included in Note 5 to the Company’s condensed consolidated financial statements under Item 1 herein.
     At September 30, 2004, the Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BB+ by Standard and Poor’s Rating Group (“S&P”). Subsequently, these ratings were downgraded to B1 and B+, respectively. In addition, after downgrading the rating, Moody’s withdrew its rating. See further information regarding this matter in Note 5 to the Company’s unconsolidated financial statements under Item 1 herein. The rating agencies may, at any time, based on various factors including changing market, political or socio-economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. S&P and Moody’s have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings’ determinations going forward.
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
     The indentures under which the senior notes and the debentures are issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; creation of additional liens; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. Prior to and continuing after this filing, the Company was not current in its filings with the Securities and Exchange Commission (“SEC”) as a result of the restatement process. For this reason, the Company was also unable to provide an Officers’ Certificate for 2004 in a timely manner. Consequently, the Company has failed to comply with its financial reporting covenants. On March 30, 2006, the Company received a notice of default with respect to its failure to be current in its SEC filings from a holder of the 7.375% Debentures due 2015 of which $25 million is outstanding. On April 5, 2006, the Company received a similar notice of default with respect to its failure to be current in its SEC filings and the Officers’ Certificate for 2004 from the Trustee of the senior notes and debentures of which $355 million is outstanding (including the $25 million referenced above). Under the terms of the indentures governing the senior notes and debentures, the Company has a 90-day period in which to cure the deficiencies identified in a notice of default or obtain a waiver. If the Company does not cure the deficiencies or obtain a waiver by June 27,2006, for the 7.375% Debentures due 2015 and by July 3, 2006, for the other senior notes and debentures, an event of default will have occurred and the holders of the senior notes and debentures or the Trustee may declare the principal immediately due and payable. In addition, as described above, the resulting event of default under any one of the series of debt under the debentures would trigger cross-default provisions for all other series of debt issued under the indentures as well as under the agreements governing most of the Company’s other outstanding indebtedness. The Company does not expect to cure the failure to file the overdue SEC filings within the 90 day period and may pursue waivers or allow acceleration of the senior notes and debentures. The New Credit Facility (see below) would be used to repay accelerated indebtedness, if any.
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
     During the third quarter of 2004, the Company was granted waivers from the banks providing the revolving credit facility for financial reporting delays. The delays were a result of the Company’s restatement of its 2003 and first quarter 2004 consolidated financial information. See further information regarding the restatement in Note 2 to the Company’s condensed consolidated financial statements under Item 1 herein. Subsequent to September 30, 2004, the revolving credit agreement was amended to relax certain financial covenants, and the Company obtained amended waivers through June 2006 for financial reporting delays. In March 2006, the Company executed a commitment letter for a $700 million credit facility (the “New Credit Facility”) from a syndicate of lenders. The New Credit Facility will provide for a five year, $300 million multi-currency senior revolving credit facility and a six year, $400 million term loan facility. The Company expects to use the New Credit Facility to replace the existing credit facility, to repay any indebtedness that may be accelerated because of an event of default, and to prepay or redeem such other indebtedness as circumstances may warrant and to provide funds for working capital and general corporate purposes. In addition, the New Credit Agreement is subject to, among other conditions, the negotiation, execution and delivery of definitive documentation; completion of lender’s due diligence; the absence of a disruptive or adverse change in the financial banking or capital markets; and compliance with certain financial measures at the closing date.
Off Balance Sheet Arrangements
     Asset Securitization Program. In 2000, the Company initiated an aggregate $150 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. The accounts receivable securitization facility contains cross-default provisions with other debt obligations and a provision under which the agent can terminate the facility if the Company’s senior credit rating is downgraded below Ba2 by Moody’s or BB by S&P. Subsequent to September 30, 2004, the Company amended the $100 million U.S. portion of the securitization program to resolve issues related to an earlier rating downgrade and delayed quarterly SEC filings, extended the program through June 2006 and obtained amended waivers through March 2006 for financial reporting delays. After the close of business on March 31, 2006, the Company was granted a 90-day waiver on its asset securitization program for the March 2006 downgrade events and a waiver to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The Company also evaluated the $50 million European portion of the program and decided to cancel the European program since it had not been drawn upon during 2004 and due to changing regulatory requirements for this type of facility in Europe and changes that would have been required due to the rating downgrade. The Company intends to replace, extend, amend or otherwise modify the U.S. asset securitization program prior to its June 2006 expiration but has not yet decided upon the desired course of action. This decision will be based on other liquidity program decisions that will be made before the expiration date of the asset securitization program. While the Company expects to maintain a satisfactory U.S. assets securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
     The termination of this program at September 30, 2004, would have reduced the Company’s liquidity to the extent that the total program of $100 million exceeded advances outstanding of $10.0 million. The liquidity from the Company’s revolving credit facility of $300 million under which $165.1 million was available at September 30, 2004. As of the date this report is being filed, the Company needs the asset securitization facility, in addition to its credit facility, in order to meet its current liquidity requirements. The Company intends to complete replacement financings for both of these programs by the end of June 2006.
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (QSPE), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to various multi-seller receivables securitization companies (“commercial paper conduits”). The amount advanced to the Company, net of repayments, under this program was $10.0 million at September 30, 2004, and $1.5 million at December 31, 2003. During the three months ended September 30, 2004, $222.7 million of accounts receivable were sold under this program and $222.7 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the nine months ended September 30, 2004, $701.4 million of accounts receivable were sold under this program and $692.9 million of accounts receivable were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $8.5 million.
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
     The Company retains a beneficial interest in the receivables transferred to FFC or the conduits in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $107.3 million as of September 30, 2004, and $91.8 million as of December 31, 2003. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily for silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the

Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At September 30, 2004, the Company had 10.6 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $121.0 million. At December 21, 2003, the Company had 8.3 million troy ounces of metals on consignment for periods of less than one year with a market value of $94.7 million. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At March 31, 2006, the Company had made deposits of $79.0 million.
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
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flow. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows from operations. However, the Company has a $300.0 million revolving credit facility of which $165.1 million was available as of September 30, 2004. This liquidity, along with the liquidity from the Company’s asset securitization program of which $140.0 million was available as of September 30, 2004, other financing arrangements, and available cash flows from operations, should allow the Company to meet its funding requirements and other commitments. However, the Company has not met the financial reporting requirements under the senior notes and debentures due to the Company’s restatement process. In addition, its senior credit ratings are below the minimum required under the asset securitization program. In order to maintain adequate liquidity, the Company is in the process of replacing the asset securitization program and entering into the New Credit Facility, previously described. There can be no assurance, however, that the Company will be successful in these efforts. Total debt, including current portion, notes and loans payable, and borrowings under the asset securitization program, was $507.9 million at September 30, 2004, and $538.6 million at December 31, 2003.
Critical Accounting Policies
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed, for a detailed description of Critical Accounting Policies.
Risk Factors
     Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed, for a detailed description of such uncertainties, risks and other factors under the heading “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s exposure to market risks is primarily limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and natural gas.
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. To limit interest rate risk on borrowings, the Company maintains a portfolio of fixed and variable debt within defined parameters. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at September 30, 2004, a 1% increase or decrease in interest rates would have resulted in a $1.5 million corresponding change in interest expense. At September 30, 2004, the Company had $353.6 million of fixed rate debt outstanding with a weighted average effective interest rate of 8.6%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $389.6 million at September 30, 2004.
     Ferro manages its currency risks principally through the purchase of put options and by entering into forward contracts. Put options are purchased to protect the value of Euro-denominated earnings against a depreciation of the Euro versus the U.S. dollar. Forward contracts are entered into to mitigate the impact of currency fluctuations on transaction and other exposures. At September 30, 2004, the Company held forward contracts, which had a notional amount of $92.9 million. The Company also held put options to sell Euros for U.S. dollars with a notional amount of $4.8 million and an average strike price of $1.089/Euro. At September 30, 2004, these forward contracts and options had an aggregate fair value of $(0.4) million. A 10% appreciation of the U.S. dollar would have resulted in a $0.9 million decrease in the fair value of these contracts in the aggregate at September 30, 2004. A 10% depreciation of the U.S. dollar would have resulted in a $1.1 million increase in the fair value of these contracts in the aggregate at September 30, 2004.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. The fair value of contracts for natural gas was a net gain of approximately $1.1 million at September 30, 2004. A 10% increase or decrease in the forward prices of natural gas from the September 30, 2004, level would have resulted in a $0.8 million corresponding change in the fair market value of the contracts as of September 30, 2004.
Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was previously filed, and is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of September 30, 2004.
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
Changes in Internal Control over Financial Reporting
      As disclosed in the 2004 Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2006, the Company initiated a number of remediation activities during 2004 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended September 30, 2004, the following remediation activities were completed:
•	Institution of disciplinary actions against various employees in the Polymer Additives business unit, ranging from reprimands to terminations;

•	Replacement of various Polymer Additives personnel;

•	Expansion of the distribution of the quarterly Letters of Representation to include all lead accounting and operating personnel at worldwide sites;

•	Enhancement of the quarterly certification processes, including expansion of language within quarterly Letters of Representation to include disclosure of known fraud, violations of legal and ethical policies, and material transactions not reported in accordance with U.S. GAAP requirements in the underlying financial records;

•	Expansion of resources within the Internal Audit function (including the use of temporary personnel); and

•	Modification of the scope and nature of Internal Audit procedures.

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