Form 10-K/A
period 2004-12-31
FERRO CORP
filed 2006-05-12
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State of Corporation) 1000 Lakeside Avenue Cleveland, OH (Address of principal executive offices)	34-0217820 (IRS Employer Identification No.) 44114 (Zip Code)
Registrant’s telephone number, including area code: 216-641-8580
Securities Registered Pursuant to section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $1.00 Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
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
On February 28, 2006 there were 42,508,340 shares of Ferro Common Stock, par value $1.00 outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission on March 31, 2006 (“2004 Form 10-K”), is hereby filed for the following purposes. This Amendment corrects certain errors contained in Part I, Item 6 on pages 15-16 of the 2004 Form 10-K. This Amendment also deletes the sentence in said Item 6 stating that the quarterly review information was not reviewed by the independent registered public accounting firm, as that review has now been completed in accordance with standards established by the Public Company Accounting Oversight Board. Except as described above, no other changes have been made to the 2004 Form 10-K.

Item 6 — Selected Financial Data
SIGNATURE

The registrant hereby amends Item 6 of the 2004 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2006 as follows:
Item 6 – Selected Financial Data
     The following table presents selected financial data for the last five years ended December 31. Financial data for 2000 through 2003 have been restated. See further information regarding restatement in Note 2 to the Company’s consolidated financial statements in Item 8.

		Restated
	2004	2003 (b)(c)	2002 (b)	2001 (b)	2000 (b)
	(Dollars in millions, except per share data)
Net sales	$1,843.7	1,615.6	1,528.5	1,246.5	1,173.0
Income from continuing operations	$27.8	9.6	33.2	29.9	69.3
Diluted earnings per share from continuing operations	$0.62	0.18	0.80	0.79	1.82
Cash dividends per share	$0.58	0.58	0.58	0.58	0.58
Total assets	$1,773.4	1,731.3	1,603.6	1,732.2	1,126.8
Long-term debt, including current portion	$498.8	525.3	444.4	831.4	352.5
Total debt(a)	$510.6	538.6	562.1	939.5	530.6

(a)	Total debt is comprised of long-term debt, including current portion, notes and loans payable, borrowings under asset securitization and leveraged lease programs. See further information in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for discussion on the asset securitization and leveraged lease programs.

(b)	Reflects voluntary early adoption of EITF No. 04-06.

(c)	Selected financial date for 2003 has been restated. See Note 2 to the consolidated financial statements included herein under Item 8.
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

     Quarterly information is set forth below:

				Per Common Share
Quarter	Net Sales	Cost of Sales	Net Income	Basic Earnings	Diluted Earnings

	(Dollars in millions, except per share data)
2003 1*	$397.6	$298.6	$5.9	$0.13	$0.13
2*	414.2	319.6	5.0	0.11	0.11
3*	397.6	308.4	(1.6)	(0.05)	(0.05)
4*	406.2	315.8	4.8	0.10	0.11

Total*	$1,615.6	$1,242.4	$14.1	$0.29	$0.29

2004 1*	$461.6	$359.9	$9.0	$0.20	$0.20
2	482.6	375.5	11.8	0.27	0.27
3	451.6	358.9	5.9	0.13	0.13
4	447.9	367.2	(1.8)	(.05)	(.05)

Total	$1,843.7	$1,461.5	$24.9	$0.55	$0.55

*	Restated
     The impact of the restatement was reported in this Annual Report on Form 10-K for the year ended December 31, 2004, and was reported in Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004, and September 30, 2004.
SIGNATURE
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006	FERRO CORPORATION

	By:	/s/ Thomas M. Gannon

Thomas M. Gannon
Vice President and Chief Financial Officer
(Principal Accounting Officer)