Form 10-K
period 2005-12-31
FERRO CORP
filed 2006-09-29
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
9 1/8% Senior Notes due January 1, 2009
7 5/8% Debentures due May 1, 2013 (repaid August 2006)
7 3/8% Debentures due November 1, 2015 (repaid July 2006)
8% Debentures due June 15, 2025 (repaid July 2006)
7 1/8% Debentures due April 1, 2028 (repaid July 2006)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of Ferro Common Stock, par value $1.00, held by non-affiliates (based on the closing sale price) as of June 30, 2005, was approximately $804,791,000.

On August 31, 2006, there were 42,747,117 shares of Ferro Common Stock, par value $1.00 outstanding.

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

Ferro’s products are traditionally used in markets such as appliances, automotive, building and renovation, electronics, household furnishings, industrial products, pharmaceuticals, telecommunications and transportation. The Company’s leading customers include major chemical companies, pharmaceutical companies, producers of multi-layer ceramic capacitors, and manufacturers of tile, appliances, building materials and automobiles. Many customers, particularly in the appliance and automotive markets, purchase materials from more than one of the Company’s business units. Ferro’s customer base is also well-diversified both geographically and by end market.

For information about recent acquisitions and divestitures, see the discussion in Selected Financial Data under Item 6 of this Form 10-K.

Raw Materials

Raw materials widely used in Ferro’s operations include polypropylene, titanium, zircon, phthalic anhydride, zinc oxide, cobalt oxide, toluene, boron, bismuth, soybean oil, silica, aluminum oxide, feldspar, chrome, nickel, unsaturated polyester, polystyrene, lead oxide, tallow, and lithium. Other important raw materials include silver, nickel, copper, gold, palladium, platinum and other precious metals, butanol, and fiberglass. Raw materials make up a large portion of the product cost in certain of the Company’s product lines and fluctuations in the cost of raw materials may have a significant impact on the financial performance of those businesses. The Company attempts to pass through to customers raw material cost fluctuations, including those related to precious metals.

The Company has a broad supplier base and, in many instances, alternative sources of raw materials are available if problems arise with a particular supplier. Ferro maintains many comprehensive supplier agreements for its strategic and critical raw materials. In addition, the magnitude of the Company’s purchases provides for leverage in negotiating favorable conditions for supplier contracts. The raw materials essential to Ferro’s operations both in the United States and overseas are in most cases obtainable from multiple sources worldwide. Ferro did not encounter raw material shortages in 2005 but is aware of potential future shortages in the world market for certain commodities such as zircon. Ferro does not expect to be affected by such shortages, other than by cost increases for such products.

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

The Company is a worldwide leader in the production of glass enamels, porcelain enamels, ceramic glaze coatings and passive electronic materials, and believes it is currently the only merchant manufacturer of all primary components (electrodes, dielectrics, and termination pastes) of multi-layer capacitors. Strong local competition for ceramic glaze and color exists in the markets of Italy and Spain. The Company is one of the largest producers of polymer additives in the United States and has several large competitors. The Company is also one of the largest plastics compounders in the United States.

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

Expenditures for research and development activities relating to the development or significant improvement of new and/or existing products, services and techniques for continuing operations were approximately $38.4 million in 2005, $42.4 million in 2004, and $40.2 million in 2003. Expenditures for individual customer requests for research and development were not material. During 2006, Ferro expects to spend approximately $46.3 million on research and development activities, an increase of 21% over 2005 due to reorganization of personnel within the Company.

Environmental Matters

Ferro’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations implemented to protect the environment, particularly with respect to plant wastes and emissions. The Company anticipates that stringent laws and regulations will continue to be placed on Ferro and the industry in general. Ferro believes that it is in compliance with the environmental regulations to which its operations are subject and that, to the extent Ferro may not be in compliance with such regulations, non-compliance has not had a materially adverse effect on Ferro’s results of operations or financial position.

The Company’s policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Capital expenditures for environmental control were $3.3 million in 2005, $7.1 million in 2004, and $9.6 million in 2003. These amounts pertain primarily to costs associated with environmental protection equipment. Although the Company cannot precisely predict future environmental capital spending, the Company does not expect such costs to have a material impact on the Company’s results of operations or financial position.

The Company expenses recurring costs associated with control and disposal of hazardous materials in current operations. Accruals for environmental remediation and other contingent liabilities, including those relating to ongoing, pending or threatened litigation, are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount accrued for environmental remediation reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Estimated costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the status of sites, and as assessments and cleanups proceed, accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. Changes in the estimates on which the accruals are based, unanticipated government enforcement actions, or changes in health, safety, environmental regulation, and testing requirements could result in higher or lower costs.

As of December 31, 2005, the Company had accrued liabilities of $6.6 million for environmental remediation costs, of which $1.2 million related to Superfund sites. As of December 31, 2004, the Company had accrued liabilities of $6.4 million, of which $0.6 million related to Superfund sites.

Employees

At December 31, 2005, Ferro, in its continuing business operations, employed 6,839 full-time employees, including 4,386 employees in its foreign consolidated subsidiaries and 2,453 in the United States. Total employment decreased by 164 full time employees from December 31, 2004, due to continuing restructuring and cost control programs.

Approximately 21% of the United States workforce is covered by labor agreements, and approximately 9% is affected by labor agreements that expire in 2006. The Company expects to complete renewals of these agreements with no significant disruption to the related businesses during 2006.

Domestic and Foreign Operations

Financial information about Ferro’s domestic and foreign operations by segment is included herein in Note 15 to the consolidated financial statements under Item 8 of this Form 10-K.

Ferro’s products are produced and distributed in domestic as well as foreign markets. Ferro commenced its international operations in 1927.

Wholly-owned subsidiaries operate manufacturing facilities in Argentina, Australia, Belgium, Brazil, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Portugal, Spain, Thailand and the United Kingdom. Partially-owned subsidiaries and affiliates manufacture in China, Ecuador, Indonesia, Italy, Spain, South Korea, Thailand and Venezuela.

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

The Company depends on reliable sources of raw materials and other supplies at a reasonable cost, but availability to such materials and supplies could be interrupted and/or the prices charged for them could escalate and adversely affect the Company’s sales and profitability.

The Company purchases many raw materials and supplies that are used in the manufacture of its products. Changes in the availability or price of these items could affect the Company’s ability to manufacture an adequate volume of products to meet customers’ demands or to manufacture products profitably. The Company tries to maintain multiple sources of raw materials and supplies where practical, but this may not prevent unanticipated changes in the availability or cost of the supplies purchased. Significant disruptions in availability or cost escalations could adversely affect the Company’s manufacturing volume or costs, which could have a related negative effect on product sales or profitability of the Company’s operations.

The markets in which the Company participates are highly competitive and subject to intense price competition, which could adversely affect the Company’s sales and earnings performance.

Customers choose to buy the Company’s products in a competitive environment where there are typically multiple suppliers. If the Company is unwilling or unable to provide products at competitive prices, and if other factors, such as product performance and value-added services do not provide an offsetting competitive advantage, customers may reduce, discontinue, or fail to initiate purchases of the Company’s products. If the Company could not secure alternate customers for lost business, the Company’s sales and earnings performance could be adversely affected.

The Company is striving to improve operating margins through price increases, productivity gains and improved purchasing techniques, but it may not be successful in achieving the desired improvements.

The Company is working to improve operating profit margins through a number of activities such as price increases, improvements to manufacturing processes and adoption of purchasing techniques that lower costs or provide increased cost predictability. However, these activities depend on a combination of improved product design and engineering, effective manufacturing process control initiatives and other efforts that may or may not be successful to the extent anticipated. The success of price increases is dependent not only on the Company’s actions but also the strength of customer demand and competitors’ pricing responses, which are not fully predictable. Failure to successfully implement actions to improve operating margins could adversely affect the Company’s financial performance.

The Company’s products are sold into industries that are heavily influenced by consumer spending or otherwise have proven to be unpredictable and cyclical.

The Company’s products are sold to a wide variety of customers who supply many different market segments. Many of these market segments, such as construction, appliances and automotive, have been in the past, and are expected to be in the future, cyclical or are closely tied to consumer demand, which is difficult to predict. Incorrect forecasts of demand or unforeseen reductions in demand can adversely affect costs and profitability due to factors such as underused manufacturing capacity, excess inventory, or working capital needs. These factors can result in lower profitability or reduced financial performance.

The global scope of the Company’s operations exposes the Company to risks related to currency conversion rates and changing economic, social and political conditions around the world.

In order to support global customers, access regional markets and compete effectively, the Company engages in global operations. As a result, there is added complexity in the Company’s operations and the consequent risks associated with managing such complexity, including currency conversion effects and the impact of changing economic, social and political conditions. While the Company attempts to anticipate these changes and manage its business appropriately, these changes are often beyond the Company’s control and difficult to forecast. The consequences of these risks may have significant adverse effects on the Company’s results of operations or financial position.

The Company has a growing presence in the Asia/Pacific region where it can be difficult for an American company, such as Ferro, to compete lawfully with local competitors.

Many of the Company’s most promising growth opportunities are in the Asia/Pacific region, especially the People’s Republic of China. Although the Company has been able to compete successfully in those markets to date, local laws and customs can make it difficult for an American-based company to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. law. The Company’s strict policy of observing the highest standards of legal and ethical conduct may cause the Company to lose, in some cases, otherwise attractive business opportunities to local competition in the region.

Regulatory authorities in the U.S., European Union and elsewhere are taking a much more aggressive approach to regulating hazardous materials and those regulations could affect sales of the Company’s products.

Some of the Company’s products are subject to restrictions resulting from listing of materials under laws such as California Proposition 65 or from classification under the European Union’s hazardous substances directive. The proposed EU “REACH” registration system, for example, could affect the Company’s ability to sell certain products. Moreover, hazardous material legislation and regulations can restrict the sale of products and/or increase the cost of producing them. In light of these factors, customers will sometimes “deselect” a product in favor of perceived “greener” or less hazardous alternatives. All of these factors can adversely affect the Company’s sales and operating profits.

The Company’s operations are subject to stringent environmental, health and safety regulations and compliance with those regulations could require the Company to make significant investments.

The Company strives to conduct its manufacturing operations in a manner that is safe and in compliance with all applicable environmental, health and safety regulations. At times, compliance with changing regulations may require the Company to make significant capital investments, incur training costs, make changes in manufacturing processes or product formulations, or otherwise incur costs that could adversely affect the Company’s profitability. These costs may not affect competitors in an equivalent way due to differences in product formulations, manufacturing locations or other factors, and as such the Company may be disadvantaged, which may adversely affect financial performance.

The Company depends on external financial resources and any interruption in access to capital markets or borrowings could adversely affect the Company’s financial condition.

As of December 31, 2005, the Company had approximately $555 million of debt with varying maturities. These borrowings have allowed the Company to make investments in growth opportunities and fund working capital requirements. Continued access to capital markets is essential to meet the Company’s current obligations as well as to fund the Company’s strategic initiatives. An interruption in the access to external financial resources could adversely affect the Company’s business prospects and financial condition. See further information regarding the Company’s liquidity in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.

Interest rates on some of the Company’s external borrowings are variable and the Company’s borrowing costs could be affected adversely by interest rate increases.

Portions of the Company’s debt obligations have interest rates that are variable in nature. Generally, when interest rates rise, as they have over the last year, the Company’s cost of borrowings increases. The Company estimates, based on the debt obligations outstanding at December 31, 2005, that a one percent increase in interest rates would cause interest expense to increase by approximately $1.9 million annually. While the Company can take actions to mitigate the effect of rising interest rates, continued increases could adversely affect the cost of borrowings and the Company’s financial performance. See further information regarding the Company’s liquidity in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.

Many of the Company’s assets are encumbered by liens that have been granted to lenders and those liens affect the Company’s flexibility in making timely dispositions of property and businesses.

The Company’s debt obligations are secured by substantially all of the Company’s assets. The granting of this security interest is described in more detail in Note 3 to the Company’s consolidated financial statements under Item 8 of this Form 10-K. These liens could affect the Company’s flexibility in making timely dispositions of property and businesses, as these liens must be cleared or waived by the lenders prior to completing any disposition.

The Company is subject to a number of restrictive covenants in its credit facilities and those covenants could affect the Company’s flexibility in making investments and acquisitions.

The Company’s credit facilities contain a number of restrictive covenants as described in more detail in Management’s Discussion and Analysis under Item 7 of this Form 10-K. These covenants include, among others, customary operating restrictions that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. These covenants restrict, among other things, the amount of the Company’s borrowings, reducing the Company’s flexibility in making investments and acquisitions. Breaches of these covenants could become events of default under the Company’s credit facilities and cause the acceleration of the maturity of debt beyond the Company’s ability to pay.

The Company has deferred tax assets and its ability to utilize those assets will depend on the Company’s future performance.

To fully realize the value of its deferred tax assets, the Company will have to generate adequate taxable profits in various tax jurisdictions. As of December 31, 2005, the Company had $87.3 million of net deferred tax assets. If the Company does not generate adequate profits within the time periods required by the applicable tax statutes, the value of the tax assets will not be realized. In addition, if it becomes unlikely that the deferred tax assets will be used, the value of the assets may need to be reduced in the Company’s financial statements, adversely affecting the results of operations. (See further information in Note 14 to the Company’s consolidated financial statements under Item 8 of this Form 10-K.)

The Company is a defendant in several lawsuits that could have, unless successfully resolved, an adverse effect on the Company’s financial condition and/or financial performance.

The Company is routinely involved in litigation brought by suppliers, customers, employees, governmental agencies and others. The most significant pending litigation is described in Item 3 — Legal Proceedings of this Form 10-K. Litigation is an inherently unpredictable process and unanticipated negative outcomes are possible.

The Company’s businesses depend on a continuous stream of new products and failure to introduce new products could affect the Company’s sales and profitability.

One way that the Company remains competitive in its markets is by developing and introducing new and improved products on an ongoing basis. These products are continually evaluated by customers in relation to products offered by the Company’s competitors. A failure to introduce new products in a timely manner that are price competitive and that provide the features and performance required by customers could adversely affect the Company’s sales, or could require the Company to compensate by lowering prices. This could result in lower sales and/or lower profitability.

Employee benefit costs, especially post-retirement costs, constitute a significant element of the Company’s annual expenses, and the funding of these costs could adversely affect the Company’s financial condition.

Employee benefit costs are a significant element of the Company’s cost structure. Certain expenses, particularly post-retirement costs under defined benefits pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect the Company’s financial results or financial condition.

The Company has signed a definitive agreement to sell its Specialty Plastics business, but there is no assurance that the sale will be successfully completed.

On August 21, 2006, the Company announced that it had signed a definitive agreement to sell its Specialty Plastics business to Wind Point Partners, a private equity investment firm. The sale was originally scheduled to close in the third quarter of 2006, but is now scheduled to close on October 31, 2006. The Company intends to use the proceeds of the sale to pay down debt. If the sale is not consummated, the Company will not be able to pay down debt as originally planned.

The Company is exposed to risks associated with acts of God, terrorists and others, as well as fires, explosions, wars, riots, accidents, embargos, natural disasters, strikes and other work stoppages, quarantines and other governmental actions, and other events or circumstances that are beyond the Company’s reasonable control.

The Company is exposed to risks from various events that are beyond its control, which may have significant effects on its results of operations. While the Company attempts to mitigate these risks through appropriate insurance, contingency planning and other means, it is not assured that all the risks can be reasonably or cost-effectively managed, or that all risks can be anticipated. As a result, the Company’s results of operations could be adversely affected by such circumstances or events in ways that are significant and/or long lasting.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

The Company’s corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. The Company also owns other corporate facilities, located in Independence, Ohio. Principal manufacturing plants owned by the Company range in size from 17,000 sq. ft. to over 500,000 sq. ft. Plants with more than 250,000 sq. ft. are located in Germany; Spain; Niagara Falls, New York; Penn Yan, New York; Fort Worth, Texas; and France. The locations of these principal manufacturing plants by business segment are as follows:

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

Polymer Additives — U.S.: Bridgeport, New Jersey; Cleveland, Ohio; Walton Hills, Ohio; and Fort Worth, Texas.

Specialty Plastics — U.S.: Evansville, Indiana; Plymouth, Indiana; Edison, New Jersey; and Stryker, Ohio. Outside the U.S.: the Netherlands and Spain.

Other — U.S.: Waukegan, Illinois; Baton Rouge, Louisiana. Outside the U.S.: China

In October 2005, the Dutch government placed a lien on one of the Company’s facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. In March 2006, as a result of a credit rating downgrade, lenders of the Company’s revolving credit facility, senior notes and debentures become entitled to security interests in the Company’s and its domestic material subsidiaries’ real estate. This lien grant was substantially completed in April 2006.

In addition, Ferro leases manufacturing facilities for the Performance Coatings segment in Brazil and Italy; for the Electronic Materials segment in Vista, California, Germany and Japan; for the Color and Glass Performance Materials segment in Japan and Portugal; for the Polymer Additives segment in Belgium and the United Kingdom; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more business segments. Leased facilities range in size from 23,000 sq. ft. to over 300,000 sq. ft. at a plant located in Portugal.

Item 3 — Legal Proceedings

In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any current or former employee of the Company. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. The Company is vigorously defending itself in those actions, and management does not expect these lawsuits to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

Also, following the July 23, 2004, announcement, two derivative lawsuits were commenced in the United States District Court for the Northern District of Ohio on behalf of Ferro against Ferro’s Directors, its deceased former Chief Executive Officer, and Chief Financial Officer. Two other derivative actions were subsequently filed in the Court of Common Pleas for Cuyahoga County, Ohio. The state court actions were removed to the United States District Court for the Northern District of Ohio and all of the derivative lawsuits were then consolidated into a single action. The derivative lawsuits alleged breach of fiduciary duties and mismanagement-related claims. On March 21, 2006, the Court dismissed the consolidated derivative action without prejudice. On April 8, 2006, plaintiffs filed a motion seeking relief from the judgment dismissing the derivative lawsuit and seeking to further amend their complaint following discovery, which was denied. On April 13, 2006, plaintiffs also filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filings. The Company has notified Ferro’s directors and officers liability insurer of the claim. Because this appeal is in the preliminary stage, the outcome of this litigation cannot be determined at this time.

On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. The Company considers these allegations to be unfounded, is vigorously defending this action, and has notified Ferro’s fiduciary liability insurer of the claim. Because this action is in the preliminary stage, the ultimate outcome of this litigation cannot be determined at this time. However, management does not expect the ultimate outcome of the lawsuit to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In October 2005, the Company performed a routine environmental, health and safety audit of its Bridgeport, New Jersey facility. In the course of this audit, internal environmental, health and safety auditors assessed the Company’s compliance with the New Jersey Department of Environmental Protection’s (“NJDEP”) laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). On October 31, 2005, the Company disclosed to the NJDEP that it had identified potential violations of the WPCA and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In September 2006, the Company entered into an agreement with the NJDEP under which the Company paid the State of New Jersey a civil administration penalty of $0.2 million in full settlement of the violations.

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

Item 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Ferro’s security holders during the first, second, third, or fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

Below are set forth the name, age and positions held by each individual serving as an executive officer of the Company as of September 29, 2006, as well as their business experience during the past five years. Years indicate the year the individual was named to or held the indicated position. There is no family relationship between any of Ferro’s executive officers.

James F. Kirsch — 49
President and Chief Executive Officer, 2005
President and Chief Operating Officer, 2004
President, Premix Inc., and President, Quantum Composites Inc., manufacturers of thermoset molding compounds, parts and sub-assemblies for the automotive, aerospace, electrical and HVAC industries, 2002
President and Director, Ballard Generation Systems Inc., a producer of hydrogen proton exchange membrane (PEM) fuel cells and component systems; Vice President, Ballard Power Systems Inc., a subsidiary of Ballard Generation Systems Inc., 1999

James C. Bays — 57
Vice President and General Counsel, 2001

Thomas M. Gannon — 57
Vice President and Chief Financial Officer, 2003
Chief Operating Officer, Riverwood International Corporation, a global supplier of paperboard packaging products, 2001

Ann E. Killian — 52
Vice President, Human Resources, 2005
Vice President, Human Resources, W. W. Holdings, LLC, a manufacturer and distributor of doors, frames and hardware products for the commercial construction industry, 2003
Vice President, Compensation & Benefits, TRW Inc., a provider of advanced technology products and services for the global automotive, aerospace and information systems markets, 1999

Celeste Beeks Mastin — 38
Vice President, Growth and Development, 2006
Vice President, Color and Glass Performance Materials, 2004
World Wide Business Director, Performance Pigments and Colors, 2003
Vice President and General Manager, Bostik Findley, Inc., Nonwovens Division, a global producer of adhesives, 2001
General Manager, Nitta Findley Co., Ltd., a distributor of adhesive products in Japan, 2001

Michael J. Murry — 55
Vice President, Performance Coatings and Color & Glass Performance Materials, 2006
Vice President, Performance Coatings, 2005
President, Chief Executive Officer, and Director, Catalytica Energy Systems, Inc., a provider of products that reduce nitrogen oxides (NOx) emissions for the transportation and power generation industries, 2003
Vice President and General Manager, Ballard Power Systems Inc., a producer of hydrogen proton exchange membrane (PEM) fuel cells and component systems, 2001

Barry D. Russell — 42
Vice President, Electronic Material Systems, 2006
Group Vice President and General Manager, Electronic Materials, Honeywell International, a provider of aerospace products and services; control technologies for buildings, homes, and industry; turbo chargers; automotive products; and specialty materials, 2004
Business Director and General Manager, Specialty Additives, Honeywell International, 2002
Business Director and General Manager, Performance Chemicals, Honeywell International, 2001

Peter T. Thomas — 51
Vice President, Pharmaceuticals and Fine Chemicals and Polymer Additives, 2004
Vice President, Pharmaceuticals and Fine Chemicals, 2003
Worldwide Business Director, Pharmaceuticals and Fine Chemicals, 2002
Commercial Director, Performance and Fine Chemicals, 2001

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Quarterly Data

The quarterly high and low intra-day sales prices and dividends declared per share for the Company’s common stock during 2005 and 2004 are presented below:

	2005			2004
	High	Low	Dividends	High	Low	Dividends

First Quarter	$23.55	18.36	0.145	$27.62	24.21	0.145
Second Quarter	$21.22	16.77	0.145	$27.40	24.08	0.145
Third Quarter	$23.22	16.91	0.145	$26.50	18.47	0.145
Fourth Quarter	$20.71	16.27	0.145	$23.51	20.18	0.145

The common stock of the Company is listed on the New York Stock Exchange under the ticker symbol FOE. At August 31, 2006, the Company had 1,691 shareholders of record for its common stock. The closing price of the common stock on August 31, 2006, was $17.08 per share.

The Company intends to continue to declare quarterly dividends on its common stock, however, no assurances can be made as to the amount of future dividends, since such dividends are subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements, and other matters concerning liquidity included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31:

	2005	2004	2003	2002	2001
	(Dollars in millions, except per share data)

Net sales	$1,882.3	1,843.7	1,615.6	1,528.5	1,246.5
Income from continuing operations	$17.1	27.8	9.6	33.2	29.9
Basic earnings per share from continuing operations	$0.37	0.62	0.18	0.80	0.79
Diluted earnings per share from continuing operations	$0.37	0.62	0.18	0.80	0.79
Cash dividends declared per common share	$0.58	0.58	0.58	0.58	0.58
Total assets	$1,668.5	1,733.4	1,731.3	1,603.6	1,732.2
Long-term debt, including current portion	$547.9	498.8	525.3	444.4	831.4
Total debt(a)	$554.7	510.6	538.6	562.1	939.5

(a)	Total debt is comprised of long-term debt, including current portion, notes and loans payable, borrowings under asset securitization and leveraged lease programs. See further information in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for discussion on the asset securitization and leveraged lease programs.

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

In September 2001, the Company acquired from OM Group, Inc. certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (dmc2). See further information regarding the transaction in Note 8 to the Company’s consolidated financial statements included herein under Item 8.

On September 30, 2002, Ferro completed the sale of its Powder Coatings business unit. On June 30, 2003, the Company completed the sale of its Petroleum Additives business and its Specialty Ceramics business. For all periods presented, the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses have been reported as discontinued operations. The divestiture of the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses are further discussed in Note 10 to the Company’s consolidated financial statements included under Item 8 of this Form 10-K.

Quarterly information is set forth below:

			Net	Per Common Share
Quarter	Net Sales	Cost of Sales	Income	Basic Earnings	Diluted Earnings
	(Dollars in millions, except per share data)

2004
1	$461.6	$359.9	$9.0	$0.20	$0.20
2	482.6	375.5	11.8	0.27	0.27
3	451.6	358.9	5.9	0.13	0.13
4	447.9	367.2	(1.8)	(0.05)	(0.05)

Total	$1,843.7	$1,461.5	$24.9	$0.55	$0.55

2005
1	$461.7	$368.7	$0.5	$0.00	$0.00
2	496.6	392.2	7.9	0.18	0.18
3	466.1	371.7	6.9	0.15	0.15
4	457.9	368.8	1.0	0.01	0.01

Total	$1,882.3	$1,501.4	$16.3	$0.35	$0.35

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions in 2005 were mixed. Sales increased in all of the Company’s segments except Electronic Materials where there was weak demand in the first half of the year. Improved pricing and product mix contributed to increased revenues, but this was partially offset by weaker volume. Sales increased by approximately 3% in North America, 9% in Asia and 14% in Latin America. However, sales declined by approximately 3% in Europe. Consolidated sales rose by approximately 2%. Changes in foreign exchange rates did not materially affect the Company’s revenue growth rate in 2005.

Beyond fundamental product demand, the market factors that most affected 2005 results included the following:

•	Increased raw material costs and the Company’s ability to raise selling prices,

•	A weak primary market served by the Electronic Materials segment in the first half of 2005,

•	Cost control initiatives, including restructuring programs, and

•	Costs incurred for the accounting investigations and restatement process.

Raw material costs generally increased during the year; however, through improvements in pricing and the mix of products sold, the Company was largely able to recover the raw material cost increases as well as largely offsetting the negative effects of lower customer unit demand, particularly in Electronic Materials and Polymer Additives. Raw materials cost increases were the most significant in the Polymer Additives, Performance Coatings and Specialty Plastics segments. The Company was the most successful in improving pricing and product mix in the Polymer Additives segment, although price/mix also improved in Performance Coatings and Specialty Plastics.

Demand for electronic materials was weak in the first quarter of 2005. Following the weak beginning to the year, demand gradually improved through the rest of 2005. Customers’ inventory issues, which caused a sharp decline in sales in the first quarter, abated in the following quarters. Sales in the second quarter recovered somewhat, but were still below previous year levels. Sales recovered further in the third quarter and were slightly higher than the corresponding previous year period. Sales growth, compared to the prior year, increased in the fourth quarter.

Total segment income in 2005 increased to $118.0 million from $106.5 million in 2004, driven by increases in Polymer Additives, Specialty Plastics and Performance Coatings partially offset by declines in Electronic Materials. As a result of improved second quarter income in all segments except Specialty Plastics, including a partial recovery in the results within Electronic Materials, segment income increased by approximately 29% from the first quarter to the second quarter. Segment income declined in the third quarter, and again in the fourth quarter, as lower sales, particularly in the Performance Coatings and Color and Glass Performance Materials segments, adversely impacted income.

Income from continuing operations for the year declined to $17.1 million in 2005 from $27.8 million in 2004. Higher segment income, lower foreign currency losses and a gain on forward supply contracts were more than offset by higher expenses in connection with the accounting investigation and restatement, increased interest expense, and higher other expenses. Net income in 2005 was also lower than in 2004 due to a gain on the sale of assets in 2004 that did not recur in 2005.

During the year, accounts payable declined by approximately $23.9 million and led to an increase in working capital requirements, despite modest reductions in accounts receivable and inventories. In addition, during the fourth quarter, requirements increased for cash deposits on precious metal consignment arrangements, further consuming capital. Total debt, as defined in Item 6, increased by $44.1 million during the year.

Outlook

Due to the timing of the filing of this Form 10-K, it is not meaningful to provide an outlook for the calendar year 2006. Refer to Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission by the Company during 2006.

Results of Operations

Comparison of the years ended December 31, 2005 and 2004

Sales from continuing operations for the year ended December 31, 2005, of $1,882.3 million were 2.1% higher than for the comparable 2004 period. Improved pricing and more favorable product mix in North America, Asia-Pacific and Latin America were the primary drivers for the revenue gain. Weakness in the market for multilayer capacitors depressed unit demand and revenues, particularly in the first half of 2005. On a consolidated basis, the impact of strengthening foreign currencies versus the U.S. dollar had only a minimal positive impact on revenues.

Gross margin (net sales less cost of sales) was 20.2% of sales in 2005, compared with 20.7% of sales in 2004. The reduced gross margin percentage was mainly due to a combination of higher raw materials costs and lower customer unit demand, partially offset by a more favorable price and mix of products sold. Also contributing to the decline in gross margins was an increase in restructuring costs as compared to the prior year. During 2005, restructuring charges of $3.5 million were included in cost of sales.

Selling, general and administrative (SG&A) expenses declined by $1.6 million to $310.9 million in 2005, from $312.4 million in 2004. As a percent of sales, SG&A expenses were 16.5% in 2005, compared to 16.9% in the prior-year period. The lower SG&A expense primarily was driven by ongoing cost reduction measures which resulted in a decline in spending for sales, technical service, research and development, partially offset by an increase in fees related to the accounting investigation and restatement. During 2005, the Company recorded $1.7 million in restructuring charges, in addition to $10.5 million in expenses relating to the accounting investigation and restatement of the 2003 and first quarter 2004 consolidated financial statements, as part of SG&A expenses. Restructuring expenses in SG&A were $2.5 million in 2004.

Interest expense increased to $46.9 million in 2005 from $42.0 million in 2004. The increase was due to the combined effect of higher interest rates on the Company’s variable-rate borrowings and increased borrowing levels. Long-term debt increased to $547.9 million on December 31, 2005, compared with $498.8 million on December 31, 2004. The increase was partially due to increased deposit requirements on precious metal consignment agreements in the fourth quarter of 2005. In addition, increased borrowings were made to support higher working capital requirements, primarily driven by a decline in accounts payable.

Net foreign currency losses were $1.3 million for the year, compared with $3.0 million for 2004. The Company uses certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.

In 2004, $5.2 million was recognized as gain on sale of business and related to the sale of the Company’s interest in Tokan Material Technology Co. Limited, which was an unconsolidated affiliate. There were no divestitures made in 2005.

Net miscellaneous income from continuing operations was $1.6 million as compared to $0.4 million in 2004. During 2005, the Company recorded gains of $3.1 million associated with marked-to-market forward supply contracts, primarily for natural gas. During 2004, the Company recorded a loss of $1.7 million from marked-to-market supply contracts. Partially offsetting this 2005 increase were higher minority interest expenses, lower realized gains on investments designated to fund payments for a nonqualified benefit plan, and lower gains on sales of fixed assets in 2005.

Income tax as a percentage of pre-tax income from continuing operations for the year ended December 31, 2005, was 28.8% compared to 10.7% for the year ended December 31, 2004. The primary reason for the increase in 2005 was the Company’s 2004 reversal of valuation allowances due to utilization of net operating losses and management’s determination that, more likely than not, certain deferred tax assets would be realized. Also contributing to the higher effective tax rate in 2005 was a higher proportion of earnings in jurisdictions having higher effective tax rates.

Income from continuing operations for the year ended December 31, 2005, was $17.1 million compared with $27.8 million for the year ended December 31, 2004. Diluted earnings per share from continuing operations totaled $0.37 for the year ended December 31, 2005, compared with $0.62 in 2004.

There were no new businesses included as discontinued operations in the year ended December 31, 2005. The Company, however, recorded a loss of $0.9 million, net of taxes, in 2005 related to certain post-closing matters associated with businesses sold in prior periods. The loss from discontinued operations in 2004 was $2.9 million.

Net income for 2005 totaled $16.3 million, or $0.35 per diluted share versus $24.9 million, or $0.55 per diluted share for 2004.

Performance Coatings Segment Results.  For 2005, sales in the Performance Coatings segment increased 4.7% to $488.5 million compared to $466.5 million for 2004. The higher revenue was due to a favorable price and mix of products, as well as improved volumes. Growth was mainly within the Company’s tile coatings business, and was distributed across the Asia-Pacific, European and North American markets. Operating income for the segment was $31.6 million for the year ended December 31, 2005, compared with $23.9 million for 2004. The increase in segment income was driven primarily by increased volume and higher average selling prices, combined with lower segment SG&A expenses. These improvements more than offset higher raw materials costs.

Electronic Materials Segment Results.  For 2005, sales in the Electronic Materials segment declined 8.4% to $355.7 million compared to $388.3 million for 2004. The decline in revenue was largely due to weakness in the market for multilayer capacitors and resulting inventory corrections by the Company’s customers. These inventory corrections resulted in sharply lower volumes. Sales increased in Asia-Pacific, but not enough to offset declines in North America and Europe. Operating income for the segment was $13.5 million for the year ended December 31, 2005, compared with operating income of $33.2 million in the prior year. The decline in segment income reflects the lower volume of products sold, and the resulting negative impact of fixed manufacturing costs coupled with lower prices for the Company’s products.

Color and Glass Performance Materials Segment Results.  Sales in the Color and Glass Performance Materials segment were $359.6 million for 2005, an increase of 1.0% versus $355.9 million in the prior year. The increase in volume for the year was slightly larger than the decline in the combination of price and a less favorable product mix. Segment operating income increased by 4.8%, to $38.9 million, from $37.1 million in 2004. The higher segment income was due primarily to a combination of lower segment SG&A expenses and improvements in the average selling price of products sold. This improvement was partially offset by higher raw materials costs.

Polymer Additives Segment Results.  Sales in the Polymer Additives segment increased to $300.6 million for 2005, or 7.3%, from $280.2 million in 2004. The year-over-year increase in sales was primarily due to improved performance in North American end markets, including vinyl processing and construction. Increased pricing, particularly in the markets for polymer modifiers, more than offset a reduction in volumes across the Polymer Additives product lines. Segment operating income for 2005 was $18.5 million versus a loss of $0.9 million in 2004. The increased segment income was due to pricing increases coupled with lower SG&A spending.

Specialty Plastics Segment Results.  Sales in the Specialty Plastics segment were $279.1 million for 2005, an increase of 5.3% versus $265.0 million in the prior year. The year-over-year increase in sales was primarily due to improved demand for North American durable goods, including automobiles and appliances. These sales gains were partially offset by weakness in Europe, where sales declined by approximately 8%. Segment operating income increased to $13.4 million from $9.6 million in 2004. The higher segment income was due primarily to the margin benefits from improved average selling prices, partially offset by higher raw material costs and lower volumes.

Other Segment Results.  Sales in the Other segment increased to $98.8 million for 2005, from $87.8 million in the prior year. Segment operating income declined to $2.1 million from $3.6 million in 2004.

Geographic Sales.  Sales in the United States were $925.9 million for the year ended December 31, 2005, compared with sales of $900.0 million for the year ended December 31, 2004. The increase was primarily due to increased sales in the Polymer Additives, Performance Coatings and Specialty Plastics segments, partially offset by lower sales in Electronic Materials. International sales were $956.4 million in 2005 compared with $943.7 million in 2004. The majority of the international sales increase occurred in the Asia-Pacific region, largely within the Color and Glass Performance Materials and Electronic Materials segments. This growth was partially offset by a volume decline in Europe that was not fully offset by pricing and product mix improvements.

Cash Flows.  Net cash provided by operating activities of continuing operations for the year ended December 31, 2005, was $23.2 million, compared with $63.5 million for 2004. The difference between the two periods was driven primarily by changes in net income, working capital balances, and use of the asset securitization facility.

Cash used for investing activities was $35.8 million in 2005 compared with $19.4 million in 2004. Capital expenditures for continuing operations were $42.8 million in 2005 compared to $39.1 million in 2004.

Net cash provided by financing activities was $18.1 million in 2005 compared with $51.8 million used by financing activities in 2004. Cash provided in 2005 primarily reflects an increase in debt, partially offset by dividends paid to the Company’s shareholders.

Net cash used for operating activities of discontinued operations was $1.8 million in 2005 versus $1.6 million in 2004.

Related Party Transactions.  Transactions with unconsolidated affiliates included sales of $5.1 million and $19.4 million in 2005 and 2004, respectively, and purchases of $5.6 million and $6.4 million in 2005 and 2004, respectively. At December 31, 2005, the Company had outstanding a €2.4 million guarantee, which was terminated in May 2006, to support the borrowing of an unconsolidated affiliate, and also had $2.8 million due to an unconsolidated wholly-owned qualifying special purpose entity. A Ferro Director, Mr. Weisser, is the Chairman and Chief Executive Officer of Bunge Limited (“Bunge”) and another Ferro Director, Mr. Bulkin, also serves on the board of Bunge. Bunge has a controlling interest in Central Soya Company from which Ferro purchased raw materials totaling $11.2 million in 2005 and $14.3 million in 2004. In addition, Mr. Weisser is a member of the board of directors of International Paper Company from which Ferro purchased other items totaling $0.8 million in 2005. Payables related to these purchases were less than $0.1 million at December 31, 2005.

Comparison of the years ended December 31, 2004 and 2003

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

Gross margin (net sales less cost of sales) was 20.7% of sales compared with 23.1% for the comparable 2003 period. The reduced gross margin compared with 2003 stemmed primarily from increased raw material and energy costs that were only partially recovered through price adjustments. Increased costs of many basic materials, including crude oil and related petrochemical feedstocks, base and precious metals, and agricultural based commodities, drove much of the raw material cost increases. In addition, tight supply positions and strong global demand for basic plastics, including polypropylene, polystyrene, and polyethylene, further pressured raw material costs.

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

Earnings for the year ended December 31, 2004, included total pre-tax charges of $9.3 million related primarily to restructuring activities and the investigation and restatement process. Earnings for the year ended December 31, 2003, included pre-tax charges of $14.2 million related primarily to restructuring costs, consisting principally of employee termination expenses related to facility rationalization, overhead reduction and lease buy-out costs. Of the $9.3 million of charges incurred in 2004, $2.6 million were recorded in cost of sales, $5.2 million in SG&A expenses, and $1.5 million in miscellaneous expense.

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

Net foreign currency loss for the year ended December 31, 2004, was $3.0 million as compared to $1.2 million for 2003. Fiscal 2004 includes a $1.0 million loss from the write-off of accumulated translation adjustments associated with the liquidation of a joint venture company. The Company uses certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.

A pre-tax gain of $5.2 million was recognized in 2004 for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. There were no similar gains or losses in 2003.

Net miscellaneous income for the year was $0.4 million as compared to expense of $1.8 million in 2003. The majority of the increase in net miscellaneous income resulted from gains associated with an asset sale. The Company recorded a $1.7 million pre-tax gain on the sale of a manufacturing facility. This asset related gain was partially offset by costs incurred to recognize unrealized losses on natural gas contracts. In 2004 the Company recorded a loss of $0.9 million for the marked-to-market valuation of gas contracts versus a $0.6 million gain in 2003.

Income tax as a percentage of pre-tax income from continuing operations for the year ended December 31, 2004, was 10.7% compared to 19.8% for the year ended December 31, 2003. Contributing to the decline in the effective tax rate were several positive adjustments to the Company’s tax provision, primarily in the fourth quarter, the largest of which was due to a reduction in a valuation allowance for a deferred tax asset associated with a net operating loss carryforward that is expected to be realized. The positive effect of the tax adjustments recorded in the fourth quarter of 2004 was approximately $3.1 million.

Income from continuing operations for the year ended December 31, 2004, was $27.8 million compared with $9.6 million for the year ended December 31, 2003. Diluted earnings per share from continuing operations totaled $0.62 for the year ended December 31, 2004, compared with $0.18 in 2003.

There were no businesses reported as discontinued operations in the year ended December 31, 2004. The Company, however, recorded a loss of $2.9 million, net of taxes, in 2004 related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The loss from discontinued operations in 2003 was $0.9 million. The 2003 results include the Petroleum Additives and Specialty Ceramics business units, which were divested in June 2003. The disposal of the Petroleum Additives and Specialty Ceramics business units resulted in a gain, net of income taxes, of $3.1 million in the year ended December 31, 2003. In addition, certain post-closing matters increased the previously recorded gain on the 2002 sale of Powder Coatings business by $2.2 million. Diluted earnings per share from discontinued operations totaled a loss of $0.07 for December 31, 2004, compared to a $0.11 gain for the year ended December 31, 2003.

Net income for the year ended December 31, 2004, totaled $24.9 million, or $0.55 per diluted share versus $14.1 million, or $0.29 per diluted share for the year ended December 31, 2003.

Performance Coatings Segment Results.  For 2004, sales in the Performance Coatings segment increased 9.7% to $466.5 million compared to $425.1 million for 2003. The higher revenue was primarily due to improved economic conditions in North America, resulting in increased sales to the appliance market, increased demand for tile coatings products, principally driven by increased market demand in Asia, and the favorable impact of foreign currency exchange rates. These gains were partially offset by volume declines related to key European end markets for tile coatings and a slightly lower average selling price. Operating income for the segment was $23.9 million for the year ended December 31, 2004, compared with operating income of $26.2 million in 2003. The decline in segment income was driven primarily by higher raw material costs partially offset by slightly lower SG&A costs.

Electronic Materials Segment Results.  For 2004, sales in the Electronic Materials segment increased 14.8% to $388.3 million compared to $338.3 million for 2003. The higher revenue was primarily due to volume growth to support global electronic industry demand. Segment revenues also benefited from the favorable impact of foreign currency exchange rates. Operating income for the segment was $33.2 million for the year ended December 31, 2004, compared with operating income of $21.0 million in 2003. The increase in segment income reflects the increased demand from the electronics industry and higher operating rates, partially offset by increased SG&A costs, primarily due to increased research and development spending. While the Electronic Materials segment results were favorable for 2004, operating results declined substantially late in the year. Following a very strong first eight months of 2004, demand in the electronics market slowed as a result of customers’ inventory corrections which caused a substantial sales decline in the fourth quarter, compared to the previous three quarters of 2004.

Color and Glass Performance Materials Segment Results.  Sales in the Color and Glass Performance Materials segment were $355.9 million for 2004, an increase of 16.5% versus $305.4 million in 2003. Both increased volumes and a higher average selling price drove the year-over-year sales increase. Demand for products serving construction and container glass markets were major contributors to the increased volume, partially offset by a decline in sales to the dinnerware market. Appreciating foreign currency exchange rates relative to the U.S. dollar also added to the increase. Segment operating income decreased to $37.1 million from $41.7 million in 2003. The lower segment income was due primarily to higher raw material costs that the Company was unable to recover through pricing initiatives and increased SG&A expenditures.

Polymer Additives Segment Results.  Sales in the Polymer Additives segment were $280.2 million for 2004, an increase of 16.6% versus $240.4 million in 2003. The year-over-year increase in sales was primarily due to improved demand from the North American end markets, including vinyl processing and construction. Increased pricing and appreciating foreign currency exchange rates relative to the U.S. dollar also added to the increase. These sales gains were partially offset by weakness in Europe, excluding the effect of foreign currency. Segment operating income for 2004 was a loss of $0.9 million versus income of $2.5 million in 2003. The lower segment income was due primarily to higher raw material cost that the Company was unable to recover through pricing initiatives, coupled with increased SG&A spending.

Specialty Plastics Segment Results.  Sales in the Specialty Plastics segment were $265.0 million for 2004, an increase of 12.3% versus $236.0 million in 2003. The year-over-year increase in sales was primarily due to improved demand for North American durable goods, including automobiles and appliances. Increased pricing coupled with appreciating foreign currency exchange rates relative to the U.S. dollar also added to the increase. These sales gains were partially offset by weakness in Europe, where volumes declined by approximately 7%. Segment operating income decreased to $9.6 million from $12.8 million in 2003. The lower segment income was due primarily to higher raw material cost that the Company was unable to recover through pricing initiatives, partially offset by lower SG&A spending.

Other Segment Results.  Sales in the Other segment were $87.8 million for 2004, an increase of 24.7% versus $70.4 million in 2003. Operating income improved to $3.6 million from $3.1 million in 2003.

Geographic Sales.  Sales in the United States were $900.0 million for the year ended December 31, 2004, compared with sales of $776.4 for the year ended December 31, 2003. The increase was primarily due to increased volumes sold to the electronics industry coupled with improved demand in construction, automotive, appliance, and vinyl processing end markets. International sales were $943.7 million in 2004 compared with $839.2 million in 2003. The majority of the international sales increase occurred in Europe due to the strengthening of the Euro against the dollar and in the Asia-Pacific region due to volume growth.

Cash Flows.  Net cash provided by operating activities of continuing operations for the year ended December 31, 2004, was $63.5 million, compared with $4.6 million for 2003. The difference between the two periods was driven primarily by changes in net income, working capital balances, and use of the asset securitization facility.

Cash used for investing activities was $19.4 million in 2004 compared with $49.7 million in 2003. Capital expenditures for continuing operations were $39.1 million in 2004 compared to $36.1 million in 2003. Cash used for investing activities in 2003 included a $25.0 million buy out of an operating lease agreement, accounting for the majority of the change in cash used for investing activities between 2004 and 2003.

Net cash used for financing activities was $51.8 million in 2004 compared with a source of $53.6 million in 2003. Cash used in 2004 reflects primarily debt reduction and dividends paid to the Company’s shareholders. The Company increased debt in 2003 primarily to buy-out an operating lease arrangement.

Net cash used for operating activities of discontinued operations was $1.6 million in 2004 versus $1.1 million in 2003. Net cash provided by investing activities of discontinued operations was $19.3 million in 2003, including the proceeds from the sale of the Company’s Specialty Ceramics and Petroleum Additives businesses.

Related Party Transactions.  Transactions with unconsolidated affiliates included sales of $19.4 million and $5.5 million in 2004 and 2003, respectively, and purchases of $6.4 million and $2.2 million in 2004 and 2003, respectively. At December 31, 2004, the Company had outstanding a €2.4 million guarantee, which was terminated in May 2006, to support the borrowing of an unconsolidated affiliate, and also had $2.8 million due to an unconsolidated wholly-owned qualifying special purpose entity. In addition, Ferro purchased raw materials from a company whose controlling interest is held by a company whose Chief Executive Officer currently serves on the Company’s Board of Directors. These purchases amounted to $14.3 million in 2004 and $7.0 million in 2003. There were no payables outstanding relating to these purchases at December 31, 2004.

Liquidity and Capital Resources

The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. Capital expenditures were $42.8 million and $39.1 million for the years ended December 31, 2005 and 2004, respectively. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At December 31, 2005, the Company had a $300 million revolving credit facility that was scheduled to expire in September 2006, as well as $200 million of senior notes and $155 million of debentures outstanding with varying maturities, the majority of which extended beyond 2010. The Company also had an accounts receivable securitization facility under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. The accounts receivable securitization facility was due to mature in June 2006.

Subsequent to December 31, 2005, the Company replaced and/or modified its existing facilities to secure future financial liquidity. The $300 million revolving credit facility was replaced by a $700 million credit facility, consisting of a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012. See further discussion under “Revolving Credit and Term Loan Facility” below. In addition, the Company extended its $100 million accounts receivable securitization facility for up to three additional years. See further discussion under “Off Balance Sheet Arrangements” below. For further information regarding the Company’s credit facilities refer to Note 3 to the Company’s consolidated financial statements under Item 8 herein.

At December 31, 2005, the Company’s senior credit rating was Ba1 by Moody’s Investor Service, Inc. (“Moody’s”) and BB by Standard & Poor’s Rating Group (“S&P”). In March 2006, Moody’s downgraded its rating to B1 and then withdrew its ratings, and S&P downgraded its rating to B+. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.

Revolving Credit and Term Loan Facility

In March 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility is comprised of a five year, $250 million multi-currency senior revolving credit facility and a six year, $450 million senior delayed-draw term loan facility. Under the terms of the New Credit Facility, the Company can request that the revolving credit facility be increased by $50 million at no additional fee.

The New Credit Facility was entered into to replace the prior revolving credit facility that was scheduled to expire in September 2006. In addition, the financing, through the term loan facility, provided capital resources sufficient to refinance the $200 million of senior notes and $155 million of debentures that could have become immediately due and payable due to defaults associated with the Company’s delayed SEC financial filings for 2005. Because one of the purposes of the term loan facility is to fund the potential acceleration of the senior notes and debentures, the term facility contains certain restrictions including, but not limited to, the following:

•	$355 million of the facility is reserved to repay the senior notes and debentures;

•	$95 million of the facility is immediately available for refunding indebtedness other than the senior notes and debentures;

•	The Company may access up to $55 million of the $355 million reserved to repay the senior notes and debentures if these obligations have not already been paid in full and no event of default for these obligations exists and is continuing; and

•	The Company may draw on the delayed-draw facility for up to one year with any unused commitment under the term facility terminating on June 6, 2007.

At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the old revolving credit facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Senior Notes and Debentures” below.

The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs (see below). These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture. The New Credit Facility contains customary operating covenants that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; creation of additional liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Additional covenants of the New Credit Facility require the Company to file its 2005 Form 10-K by November 15, 2006, and its 2006 Forms 10-Q by the earlier of three months after the 2005 Form 10-K is filed or January 15, 2007. Failure to satisfy certain of these covenants, either immediately or after a brief period allowing the company to satisfy the covenant, would result in an event of default. If any event of default should occur and be continuing and a waiver not have been obtained, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment.

Senior Notes and Debentures

The indentures under which the senior notes and the debentures were issued contain operating covenants that limit the Company’s ability to engage in certain activities including limitations on consolidations, mergers, and transfers of assets; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indenture within 120 days after the end of its fiscal year. The Company has been in default on these reporting requirements since it delayed filing its Form 10-Q for the second quarter of 2004 due to the restatement of its 2003 and first quarter 2004 results. As the Company anticipated and planned for, in March and April 2006, the Company received notices of default from a holder and the Trustee of the senior notes and debentures of which $355 million was outstanding. The notices of default related only to reporting requirements and the related Officers’ Certificate. Under the terms of the indentures, the Company had 90 days from the notices of default to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders or the Trustee of the senior notes or debentures could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the aforementioned $450 million term loan facility.

As of the date of this filing, the $200 million senior notes currently remain outstanding, although they could be declared immediately due and payable at any time. In the event the bondholders of the senior notes provide a notice of acceleration prior to the Company curing the existing reporting default, the Company believes it has sufficient liquidity resources, primarily through the term loan facility, to fully satisfy any potential acceleration. In addition, the senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.

Off Balance Sheet Arrangements

Asset Securitization Program.  The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. In 2005, the Company amended the program to resolve issues related to a credit rating downgrade and delayed SEC filings and to extend the program through June 2006. In June 2006, the Company amended the program to extend it up to June 2, 2009, to cure a default resulting from a credit rating downgrade, and to modify the reporting requirements to more closely match those in the New Credit Facility. While the Company expects to maintain a satisfactory U.S. asset securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.

Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the twelve months ended December 31, 2005, $946.2 million of accounts receivable were sold under this program and $948.8 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $2.6 million and total advances outstanding at December 31, 2005, of $1.0 million.

The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the receivables. In accordance with the criteria in FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” neither the amounts advanced nor the corresponding receivables sold are reflected in the Company’s consolidated balance sheets as the trade receivables have been de-recognized with an appropriate accounting loss recognized and included in interest expense in the Consolidated Statements of Income included under Item 8 of this Form 10-K.

The Company retains a beneficial interest in the receivables transferred to FFC or the conduits in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $111.9 million as of December 31, 2005, and $108.5 million as of December 31, 2004. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

Consignment Arrangements.  The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. The Company had outstanding deposits of $19.0 million and $88.5 million at December 31, 2005, and August 31, 2006, respectively, which are included in other current assets in the Company’s Consolidated Balance Sheets. The Company anticipates that the majority of these cash deposits will be returned by December 31, 2006.

Cost of sales related to the consignment arrangements’ fees were $1.6 million for 2005 and $2.4 million for 2004. At December 31, 2005 and 2004, the Company had 5.9 million and 9.4 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with market values of $99.3 million and $106.4 million, respectively.

Other Financing Arrangements

In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations. At December 31, 2005, the unused portions of these lines provided approximately $15.0 million of additional liquidity. The receivable sales are generally without recourse. At December 31, 2005, the amount of outstanding receivables sold under these international receivable sales programs was less than $20 million. The Company had a €2.4 million guarantee, which was outstanding at December 31, 2005, and was terminated in May 2006, to support the borrowing facilities of an unconsolidated affiliate.

In June 2003, the Company bought out its $25.0 million leveraged lease program under which the Company leased certain land, buildings, machinery and equipment. The assets had a net carrying value of $24.0 million and an appraised value of $22.6 million. A loss of $1.4 million was recognized in cost of sales in 2003 as a result of the buyout. The program was accounted for as an operating lease.

Liquidity

Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products, as well as the potential requirement to repay the senior notes due to the Company’s delayed SEC filings, could adversely affect cash flows. Despite these potential constraints on cash flows, the Company maintains considerable resources. At December 31, 2005, the Company had a $300.0 million revolving credit facility of which $113.9 million was available. This liquidity, along with the liquidity from the Company’s asset securitization program of which $99.0 million was available as of December 31, 2005, other financing arrangements, available cash flows from operations, asset sales, and the New Credit Facility, should allow the Company to meet its funding requirements and other commitments. However, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so. As of August 31, 2006, the Company had borrowed $165.5 million against its $250 million revolving credit facility and drawn $49.2 million on the $100 million asset securitization program. In addition, the Company had drawn $250 million on the $450 million term loan facility, although the $200 million remaining availability is reserved for the repayment of the 9 1/8% senior notes should they be accelerated by the bondholders.

The Company’s aggregate amount of obligations for the next five years and thereafter is set forth below:

	2006	2007	2008	2009	2010	Thereafter	Totals
	(Dollars in thousands)

Maturities of notes and debentures	$655	$347	$169	$200,112	$118	$155,159	$356,560
Revolving credit facility	—	—	—	—	—	186,100	186,100
Accounts receivable securitization facility	—	—	—	1,000	—	—	1,000
Obligations under capital leases	1,628	1,424	1,222	1,115	1,109	5,385	11,883
Obligations under operating leases	11,516	8,004	5,070	3,133	2,195	9,656	39,574
Purchase commitments	15,099	665	—	—	—	—	15,764
Nonqualified retirement plan obligations	2,747	413	406	416	401	2,566	6,949

	$31,645	$10,853	$6,867	$205,776	$3,823	$358,866	$617,830

Interest payments are not included in the above table due to changes in the debt structure which increased the level of floating-rate debt, as discussed above and in Quantitative and Qualitative Disclosures about Market Risk under Item 7A of this Form 10-K. Further, the nonqualified retirement plan obligations are net of $9.2 million of investments designated to fund the plan benefits. The Company expects to contribute approximately $43.9 million to its pension and other post-retirement benefit plans in 2006.

Derivative Financial Instruments

Commodity Price Risk Management.  The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS No. 133), as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (FAS No. 149), the Company marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. The fair value of the contracts for natural gas was $2.1 million and $(0.9) million at December 31, 2005 and 2004, respectively.

The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. Nickel and zinc are raw materials used in the Company’s tile, porcelain enamel, and color and glass product lines. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. While hedged quantities are below expected usage, these swap arrangements, unlike the natural gas contracts, do not provide for physical delivery of the commodity but require the Company to settle its obligations in cash at the maturity of the contracts. In compliance with FAS No. 133 and FAS No. 149, the Company marks these contracts to fair value and recognizes the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of goods sold. The fair value of the nickel and zinc contracts was $0.1 million at December 31, 2005. There were no such contracts at December 31, 2004.

Consignment Arrangements.  The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delays in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At August 31, 2006, and December 31, 2005, the Company had outstanding deposits of $88.5 million and $19.0 million, respectively, which are included in other current assets in the Company’s consolidated balance sheets. The Company anticipates that the majority of these cash deposits will be returned by December 31, 2006. The fair value of the Company’s rights and obligations under these arrangements at December 31, 2005 and 2004 was not material.

Costs of sales related to the consignment arrangements’ fees were $1.6 million for 2005, $2.4 million for 2004, and $1.6 million for 2003. At December 31, 2005 and 2004, the Company had 5.9 million and 9.4 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with market values of $99.3 million and $106.4 million, respectively.

The consignment arrangements allow for the Company to replace the metals used in the manufacturing process by obtaining replacement quantities on the spot market and to charge the customer for the cost of the replacement quantities (i.e., the price charged to the customer is largely a pass-through). In certain circumstances, customers request at the time an order is placed, a fixed price for the metals cost pass-through. In these instances, the Company will enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, the Company enters into a forward purchase arrangement with a metal supplier to completely cover the value of the fixed price sales contract. At December 31, 2005 and 2004, the Company had 3,000 and 599,000 troy ounces of metals (primarily silver) with market values of $0.1 million and $1.7 million, respectively, under fixed price contracts for future metal consignment replenishments. In accordance with FAS No. 133, the market value of these fixed price contracts is analyzed quarterly. Due to the short duration of the contracts (generally three months or less), the difference between the contract values and market values at any financial reporting date is not material.

Impact of Newly Issued Accounting Pronouncements

The FASB’s Emerging Issues Task Force (the “EITF”) ratified Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in March 2004. The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other- than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 was delayed by FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in September 2004; the delay of that effective date will be superseded concurrent with the final issuance of FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations or financial position.

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” (FAS No. 123R) that requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. FAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards as of the adoption date. In April 2005, the Securities and Exchange Commission published a rule allowing public companies with calendar year ends to delay the quarter in which they begin to expense stock options to first quarter 2006 from third quarter 2005. The Company plans to adopt FAS No. 123R beginning January 1, 2006, using the modified prospective method and expects to incur pre-tax charges of approximately $3 million to $4 million for 2006.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (FAS No. 154). This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. FAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. FAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. The Company will apply this standard prospectively.

In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty,” that requires companies to recognize an exchange of finished goods for raw materials or work-in-progress within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006, and is not expected to have a material impact on the results of operations or financial position of the Company.

In March 2006, the FASB issued Statement No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” (FAS No. 156). This statement requires an entity to recognize at fair value, if practicable, a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations primarily relating to off-balance sheet arrangements. Entities may chose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The provisions of FAS No. 156 are to be applied prospectively to transactions entered into after its adoption. The Company will adopt FAS No. 156 as of January 1, 2007, as permitted, and is currently evaluating the implementation options; at this time, the Company is uncertain as to the impact on the Company’s results of operations and financial position.

The FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48) in June 2006. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that Interpretation No. 48 will have on the Company’s 2007 results of operations and financial position.

In September 2006, the FASB published Staff Position No. AUG AIR-1, “Accounting for Planned Maintenance Activities.” This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. It is effective for fiscal years beginning after December 15, 2006, and is to be applied retrospectively. When adopted in fiscal 2007, the staff position will increase retained earnings as of the beginning of 2005 by approximately $1.6 million, increase 2005 income from continuing operations by approximately $0.4 million and increase 2005 net income by approximately by $0.3 million.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will apply this standard prospectively.

In September 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108) which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB No. 108 will have a material effect on the Company’s results of operations or financial position.

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

Environmental and Other Contingent Liabilities

The Company expenses recurring costs associated with control and disposal of hazardous materials in current operations. Accruals for environmental remediation and other contingent liabilities, including those relating to ongoing, pending or threatened litigation, are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount accrued for environmental remediation reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Estimated costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the status of sites, and as assessments and cleanups proceed, accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. Changes in the estimates on which the accruals are based, unanticipated government enforcement actions, or changes in health, safety, environmental regulation, and testing requirements could result in higher or lower costs.

As of December 31, 2005, the Company had accrued liabilities of $6.6 million for environmental remediation costs, of which $1.2 million related to Superfund sites. As of December 31, 2004, the Company had accrued liabilities of $6.4 million of which $0.6 million related to Superfund sites.

Income Taxes

Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where substantial pre-tax earnings are derived, and in jurisdictions in which the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amount of tax assets, liabilities and tax expense. The Company’s tax assets, liabilities and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations and expectations of future earnings. Expectations of future earnings, the scheduled reversal of deferred tax liabilities, the ability to carryback losses and credits to offset taxable income in a prior year, and tax planning strategies are the primary drivers underlying management’s evaluation of the valuation allowance on net deferred tax assets. However, the amounts recorded may materially differ from the amounts that are ultimately payable if management’s estimates of future earnings, cash flows and outcomes of tax planning strategies are ultimately inaccurate. Valuation allowances are recorded against deferred tax assets for which management believes realization is not more likely than not.

Pension and Other Postretirement Benefits

The Company sponsors defined benefit plans in the U.S. and many countries outside the U.S., and also sponsors retiree medical benefits for a segment of its salaried and hourly work force within the U.S. The assumptions used in actuarial calculations for these plans have a significant impact on benefit obligations and annual net periodic benefit costs. Ferro management meets with its actuaries annually to discuss key economic assumptions used to develop these benefit obligations and net periodic costs. The discount rate for the U.S. pension plans is determined based on a bond model. Using the Company’s projected pension cash flows, the bond model considers all possible bond portfolios (based on bonds with a quality rating of AA or better under either Moody’s or S&P) that produce matching cash flows and selects the optimal one with the highest possible yield. The discount rates for the non-U.S. plans are selected based on a yield curve method. Using AA-rated bonds applicable in respective capital markets, the duration of each plans’ liabilities is used to select the rate from the yield curve corresponding to the same duration. The resulting yield is rounded to the nearest 25 basis points. The expected return on assets at the beginning of the year for defined benefit plans is calculated as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, the Company considers both historical performance and an estimate of future long-term rates of return. The resulting expected returns are then rounded to the nearest 25 basis points. All other assumptions are reviewed periodically by the Company’s management and its actuaries and may be adjusted based on current trends and expectations as well as past experience in the plans.

The following table provides the sensitivity of net annual periodic benefit costs for the Company’s pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25 basis point decrease in both the discount rate and asset return assumption:

		25 Basis Point Decrease
	25 Basis Point Decrease	in Asset Return
	in Discount Rate	Assumption
	(Dollars in millions)

U.S. Pension Plans	$1.3	$0.6
U.S. Retiree Medical Plan	0.0	0.0
Non-U.S. Pension Plans	0.8	0.3

Total	$2.1	$0.9

The discount rate used to determine the net periodic pension cost associated with U.S. pension and retiree medical purposes decreased from 6.25% for 2004 to 6.10% for 2005. The discount rate used to determine actuarial liabilities associated with U.S. pension and retiree medical plans decreased from 6.10% at December 31, 2004 to 5.90% at December 31, 2005. The Company also reduced the expected asset return assumption for the U.S. pension plans from 8.75% in 2004 to 8.50% in 2005. These decreases were due to generally falling bond and equity yields during 2004 and 2005. The weighted average discount rate and expected asset return assumption for the Company’s non-U.S. pension plans decreased from 5.26% and 5.41% in 2004 to 4.77% and 5.26% in 2005, respectively. The measurement dates used to determine pension and other postretirement benefit measurements are September 30 for the United States plans and December 31 for the international plans.

Amortization of unrecognized gains or losses is a component of net periodic cost. These gains or losses result from the difference between actual and assumed results and from changes in actuarial assumptions. At December 31, 2005, Ferro’s U.S. and non-U.S. pension plans, including the nonqualified retirement plan, had unrecognized losses of $148.1 million, while Ferro’s U.S. retiree medical plan currently had unrecognized gains of $4.9 million. These unrecognized gains and losses will be recognized in future net periodic costs.

During 2006, the Company entered into an agreement under which additional contributions (above those required by local statutory law) would be made into one international defined benefit plan in the event of the Company’s termination of participants in the plan without a transfer of the participants’ respective accrued benefits. The additional contributions would be required as follows should such events occur before December 31, 2012: 2006 $4.6 million, 2007 $4.2 million, 2008 $3.7 million, 2009 $3.2 million, 2010 $2.5 million, 2011 $1.8 million, and 2012 $1.0 million.

On April 1, 2006, the Company froze retirement benefit accumulations for its largest defined benefit pension plan, which covers certain salaried and hourly employees in the United States. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after June 30, 2003. The new plan supports a diverse and mobile workforce with a competitive, flexible and portable retirement benefit, while lowering and providing greater predictability to the Company’s cost structure. These changes do not affect current retirees or former employees.

Additionally, the Company limited eligibility for the retiree medical and life insurance coverage for all eligible nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for post-retirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. These changes do not affect current retirees.

Ferro expects its overall net periodic cost (U.S. pension, U.S. retiree medical, and non-U.S. pension) to decrease approximately $5.2 million from 2005 to 2006, primarily due to $10.0 million in expense reductions relating to the aforementioned changes in the pension and retiree medical programs, offset by $4.2 million in charges primarily relating to a lump sum payment to the beneficiary of its deceased former Chief Executive Officer from the nonqualified defined benefit retirement plan.

The Company expects to contribute approximately $28.1 million to its U.S. defined benefit pension plans in 2006. Over the four-year period from 2007 through 2010, an additional $58 million of contributions could be required. These cash contribution requirements were determined based on current ERISA and IRS guidelines and reflect the aforementioned recent pension plan changes. For significant non-U.S. plans, the Company expects to contribute $4.2 million in 2006 and an additional $15.5 million over the four-year period from 2007 through 2010. These funding amounts were determined based on the minimum contributions required under various applicable regulations in each respective country.

Inventories

The Company values inventory at the lower of cost or market, with cost being determined utilizing the first-in, first-out (FIFO) method, except for selected inventories where the last-in, first-out (LIFO) method is used. Inventory valuation is periodically evaluated primarily based upon the age of the inventory, but also considers assumptions of future demand and market conditions. As a result of the evaluation, the inventory may be written down to the lower of cost or realizable value. If actual circumstances are less favorable than those projected by management, additional write-downs may be required.

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

The Company continued actions during 2005 associated with its cost reduction and integration programs. The programs affect all businesses across the Company, and generally will take no longer than twelve months to complete from the date of commencement unless certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company recorded $3.7 million of pre-tax charges during 2005, all of which related to severance benefits for employees affected by plant closings or capacity reduction, as well as various personnel in administrative or shared service functions. Termination benefits were based on various factors including length of service, contract provisions, local legal requirements and salary levels. Management estimated the charges based on these factors as well as projected final service dates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price is fixed and determinable, collection is reasonably assured, and title has passed to it customers. Provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Accounts deemed to be uncollectible or to require excessive collection costs are written off against the allowance for doubtful accounts. Customer rebates are accrued over the rebate periods based upon estimated attainments of the provisions set forth in the rebate agreements and recorded as reductions of sales.

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

Certain corporate expenses and assets and liabilities are allocated to the business units in this process. Using a risk adjusted, weighted average cost-of-capital, the Company discounts the cash flow projections to the annual measurement date, October 31st. If the fair value of any of the units were determined to be less than its carrying value, the Company would proceed to the second step and obtain independent appraisals of its assets. In 2005 and 2004, the fair value exceeded the carrying value, and therefore, it was not necessary to obtain independent appraisals.

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

Due to depressed conditions in the electronics industry in late 2004 and 2005, the Company specifically evaluated its electronics assets in Holland. The Company also evaluated its Italian tile and Belgian polymer additives manufacturing assets because of sluggish market conditions in these regions. In each situation, management concluded that the assets were not impaired.

Asset Retirement Obligations

FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” (FAS No. 143) requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred. FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) clarifies the evaluation of conditional AROs. The Company adopted FAS No. 143 as of January 1, 2003, and recorded AROs of $0.1 million. The Company adopted Interpretation No. 47 as of January 1, 2005, and recorded additional conditional AROs of $0.9 million.

At December 31, 2005 and 2004, estimated liabilities for AROs were $1.0 million and $0.1 million, respectively. In determining the amounts recorded relating to conditional AROs, the Company utilizes an expected value technique whereby potential settlement dates and related probabilities are based upon management’s judgment, taking into consideration the Company’s historical practices, current business intentions, and other relevant information. Legal obligations exist in connection with the retirement of assets at many of the Company’s operating facilities that would be triggered upon closure of the facilities or abandonment of existing operations. If certain operating facilities were to be closed, for which there is no current intention to do so, changes to or settlements of the related conditional AROs could significantly affect the Company’s results of operations and cash flows at that time.

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

The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS No. 133), as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,”

(FAS No. 149), the Company marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively.

The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. Nickel and zinc are raw materials used in the Company’s tile, porcelain enamel, and color and glass product lines. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. While hedged quantities are below expected usage, these swap arrangements, unlike the natural gas contracts, do not provide for physical delivery of the commodity but require the Company to settle its obligations in cash at the maturity of the contracts. In compliance with FAS No. 133 and FAS No. 149, the Company marks these contracts to fair value and recognizes the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of goods sold.

The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At August 31, 2006, and December 31, 2005, the Company had outstanding deposits of $88.5 million and $19.0 million, respectively, which are included in other current assets in the Company’s consolidated balance sheets. Fees relating to these contracts are recorded as cost of sales.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risks is primarily limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and natural gas.

Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the negative effect of interest rate changes on earnings, cash flows and overall borrowing costs. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at December 31, 2005 and 2004, a 1% increase or decrease in interest rates would have resulted in a $1.9 million and a $1.5 million corresponding change in interest expense, respectively. For 2006, the sensitivity to interest rate fluctuations is likely to be higher due to increased levels of variable rate debt. At December 31, 2005, the Company had $354.4 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $354.8 million at December 31, 2005. During July and August 2006, the bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the term loan facility (see further information included under Liquidity and Capital Resources under Item 7 of this Form 10-K), which increased the level of floating-rate debt.

Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At December 31, 2005, the Company held forward contracts with a notional amount of $119.3 million and an aggregate fair value of $0.1 million. A 10% appreciation of the U.S. dollar would have resulted in a $0.4 million and a $0.8 million decrease in the fair value of these positions in the aggregate at December 31, 2005 and 2004, respectively. A 10% depreciation of the U.S. dollar would have resulted in a $0.5 million and a $1.0 million increase in the fair value of these positions in the aggregate at December 31, 2005 and 2004, respectively.

The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. Natural gas contracts at December 31, 2005, and 2004, respectively, for 1.2 million and 1.5 million MMBTU’s of natural gas had fair values of $2.1 million and $(0.9) million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $1.3 million and a $0.9 million corresponding change in the fair value of these contracts as of December 31, 2005 and 2004, respectively. The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. Nickel and zinc contracts at December 31, 2005, for 3,092 metric tons had a fair value of $0.1 million. A 10% increase or decrease in the forward prices of these commodities would have resulted in a $0.7 million corresponding change in the fair market of these contracts as of December 31, 2005. There were no such contracts at December 31, 2004.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15.1(c) for the year ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United Sates of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic 2005 consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 29, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Cleveland, Ohio
September 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ferro Corporation:

We have audited the accompanying consolidated balance sheet of Ferro Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a) for the two-year period ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company faces certain liquidity uncertainties that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations; and effective January 1, 2002, the Company voluntarily early adopted the provisions of the Financial Accounting Standards Board’s Emerging Issues Tax Force Issue No. 04-06, Accounting for Stripping Costs Incurred During Production in the Mining Industry.

/s/  KPMG LLP

Cleveland, Ohio
March 31, 2006, except as to note 20,
  which is as of September 28, 2006.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)

Net sales	$1,882,305	$1,843,721	$1,615,598
Cost of sales	1,501,355	1,461,514	1,242,414
Selling, general and administrative expenses	310,882	312,441	315,910
Other expense (income):
Interest expense	46,919	41,993	43,106
Interest earned	(538)	(887)	(883)
Foreign currency transactions, net	1,284	3,035	1,199
Gain on sale of businesses	(69)	(5,195)	—
Miscellaneous (income) expense, net	(1,600)	(372)	1,836

Income before taxes	24,072	31,192	12,016
Income tax expense	6,928	3,352	2,378

Income from continuing operations	17,144	27,840	9,638
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(903)
(Loss) gain on disposal of discontinued operations, net of tax	(868)	(2,915)	5,315

Net income	16,276	24,925	14,050
Dividends on preferred stock	(1,490)	(1,705)	(2,088)

Net income available to common shareholders	$14,786	$23,220	$11,962

Per common share data
Basic earnings (loss):
From continuing operations	$0.37	$0.62	$0.18
From discontinued operations	(0.02)	(0.07)	0.11

	$0.35	$0.55	$0.29

Diluted earnings (loss):
From continuing operations	$0.37	$0.62	$0.18
From discontinued operations	(0.02)	(0.07)	0.11

	$0.35	$0.55	$0.29

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$17,413	$13,939
Accounts and trade notes receivable, net	182,390	184,470
Notes receivable	112,744	114,030
Inventories	215,257	220,126
Deferred income taxes	40,732	45,647
Other current assets	42,183	34,137

Total current assets	610,719	612,349
Other assets
Property, plant and equipment, net	531,139	598,719
Intangibles, net	410,666	412,507
Deferred income taxes	61,130	46,696
Other non-current assets	54,890	63,166

Total assets	$1,668,544	$1,733,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$7,555	$9,674
Accounts payable	236,282	260,215
Income taxes	5,474	3,609
Accrued payrolls	25,112	31,468
Accrued expenses and other current liabilities	92,461	96,017

Total current liabilities	366,884	400,983
Other liabilities
Long-term debt, less current portion	546,168	497,314
Post-retirement and pension liabilities	230,320	247,132
Deferred income taxes	14,002	15,304
Other non-current liabilities	22,611	27,610

Total liabilities	1,179,985	1,188,343
Series A convertible preferred stock	20,468	22,829
Shareholders’ equity
Common stock, par value $1 per share; 300,000,000 shares authorized; 52,323,053 shares issued	52,323	52,323
Paid-in capital	163,074	162,912
Retained earnings	595,902	605,521
Accumulated other comprehensive loss	(115,990)	(67,683)
Other	(6,123)	(7,292)

	689,186	745,781
Common shares in treasury, at cost	(221,095)	(223,516)

Total shareholders’ equity	468,091	522,265

Total liabilities and shareholders’ equity	$1,668,544	$1,733,437

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

						Accumulated		Total
	Common Shares					Other		Share-
	In Treasury		Common	Paid-in	Retained	Comprehensive		holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Other	Equity(b)
			(In thousands, except per share data)

Balances at December 31, 2002	11,807	$(247,530)	52,323	153,115	618,119	(131,183)	(6,118)	$438,726
Net income					14,050			14,050
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						57,043		57,043
Minimum pension liability adjustment(b)						(9,426)		(9,426)
Other adjustments(b)						270		270

Total comprehensive income								61,937
Cash dividends(c):
Common					(23,552)			(23,552)
Preferred					(2,088)			(2,088)
Federal tax benefits(b)					59			59
Transactions involving benefit plans(b)	(941)	13,879		6,047			(797)	19,129

Balances at December 31, 2003	10,866	$(233,651)	52,323	159,162	606,588	(83,296)	(6,915)	$494,211
Net income					24,925			24,925
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						25,166		25,166
Minimum pension liability adjustment(b)						(9,778)		(9,778)
Other adjustments(b)						225		225

Total comprehensive income								40,538
Cash dividends(c):
Common					(24,344)			(24,344)
Preferred					(1,705)			(1,705)
Federal tax benefits(b)					57			57
Transactions involving benefit plans(b)	(681)	10,135		3,750			(377)	13,508

Balances at December 31, 2004	10,185	$(223,516)	52,323	162,912	605,521	(67,683)	(7,292)	$522,265
Net income					16,276			16,276
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(38,769)		(38,769)
Minimum pension liability adjustment(b)						(9,518)		(9,518)
Other adjustments(b)						(20)		(20)

Total comprehensive loss								(32,031)
Cash dividends(c):
Common					(24,447)			(24,447)
Preferred					(1,490)			(1,490)
Federal tax benefits(b)					42			42
Transactions involving benefit plans(b)	(215)	2,421		162			1,169	3,752

Balances at December 31, 2005	9,970	$(221,095)	52,323	163,074	595,902	(115,990)	(6,123)	$468,091

See accompanying notes to consolidated financial statements.

(a)	Accumulated translation adjustments were $(37,125), $1,644, and $(23,522), and accumulated minimum pension liability adjustments were $(79,340), $(69,822), and $(60,044) at December 31, 2005, 2004, and 2003, respectively.

(b)	Income tax benefits (expenses) in 2005, 2004, and 2003, respectively, related to minimum pension liability adjustments were $5,125, $6,371, and $5,123, related to other adjustments to other comprehensive income were $11, $(121), and $(145), related to dividends on performance shares were $42, $57, and $59, and related to exercised stock options were $181, $785, and $185.

(c)	Dividends per share of common stock were $0.58 for 2005, 2004 and 2003. Dividends per share of convertible preferred stock were $3.25 for 2005, 2004 and 2003.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities
Net income	$16,276	$24,925	$14,050
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations, net of tax	—	—	903
Loss (gain) on disposal of discontinued operations, net of tax	868	2,915	(5,315)
Gain on sale of business, net of tax	—	(3,376)	—
Loss (gain) on sale of fixed assets	948	(1,419)	(454)
Depreciation and amortization	74,823	75,020	76,634
Provision for allowance for doubtful accounts	1,799	3,650	1,218
Retirement benefits	(20,345)	16,186	6,282
Deferred income taxes	(9,125)	(10,477)	(8,226)
Net (payments) proceeds from asset securitization	(2,642)	2,182	(84,238)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts and trade notes receivable	(7,357)	5,354	(39,557)
Inventories	(343)	(37,210)	114
Other current assets	(5,400)	(16,969)	8,705
Accounts payable	(17,595)	20,494	31,911
Accrued expenses and other current liabilities	(3,312)	(26,384)	(12,649)
Other operating activities	(5,428)	8,595	15,198

Net cash provided by continuing operations	23,167	63,486	4,576
Net cash used for discontinued operations	(1,786)	(1,582)	(1,068)

Net cash provided by operating activities	21,381	61,904	3,508
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(42,825)	(39,054)	(36,055)
Capital expenditures for plant and equipment of discontinued operations	—	—	(381)
Divestitures, net of cash, of discontinued operations	—	—	19,685
Acquisitions, net of cash acquired, of continuing operations	(1,908)	(2,533)	—
Cash adjustments to purchase price of prior acquisition	—	8,505	(8,478)
Proceeds from the sale of assets and businesses	9,287	11,872	1,750
Buy-out of operating lease	—	—	(25,000)
Other investing activities	(368)	1,826	(1,183)

Net cash used for investing activities	(35,814)	(19,384)	(49,662)
Cash flows from financing activities
Net (repayments) borrowings under short-term facilities	(2,119)	(3,533)	4,608
Proceeds from revolving credit facility	949,867	661,162	670,092
Principal payments on revolving credit facility	(901,482)	(688,159)	(598,514)
Cash dividends paid	(25,937)	(26,049)	(25,640)
Other financing activities	(2,192)	4,777	3,094

Net cash provided by (used for) financing activities	18,137	(51,802)	53,640
Effect of exchange rate changes on cash	(230)	(160)	953

Increase (decrease) in cash and cash equivalents	3,474	(9,442)	8,439
Cash and cash equivalents at beginning of period	13,939	23,381	14,942

Cash and cash equivalents at end of period	$17,413	$13,939	$23,381

Cash paid during the period for
Interest	$44,092	$39,900	$36,640
Income taxes	$9,487	$22,199	$11,871

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. Intercompany accounts, transactions and profits have been eliminated. Minority interests in consolidated subsidiaries are classified as other non-current liabilities. Investments in affiliated companies, over which Ferro has significant influence, but does not have effective control, are accounted for using the equity method and classified in other non-current assets. Financial results for acquisitions are included in the Company’s consolidated financial statements from the date of acquisition.

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

Currency Translation

Operations in non-U.S. subsidiaries are recorded in local currencies, which are in most cases also the functional currencies for financial reporting purposes. The results of operations for non-U.S. subsidiaries are translated from local currencies into U.S. dollars using the average exchange rate during each period, which approximates the results that would be obtained using actual exchange rates on the dates of individual transactions. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Transaction gains and losses are recorded as incurred in foreign currency transactions, net, in the consolidated statements of income.

For the U.S. parent and for subsidiaries that also use the U.S. dollar as the functional currency, remeasurement and transaction gains and losses are reflected in net income.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price is fixed and determinable, collection is reasonably assured, and title has passed to its customers. Provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Accounts deemed to be uncollectible or to require excessive collection costs are written off against the provision for doubtful accounts. Customer rebates are accrued over the rebate periods based upon estimated attainments of the provisions in the rebate agreements using available information and recorded as reductions of sales.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2000, the Emerging Issues Task Force reached consensus on Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which required all amounts billed to customers related to shipping and handling fees to be classified as revenue with related costs being recorded in cost of sales. In 2004, the Company identified that shipping and handling fees were embedded in amounts billed to customers, and the related costs were being reported as a reduction of revenues. Such costs for 2005 and 2004 were $37.9 million and $36.8 million, respectively and are reported in cost of sales. Shipping and handling costs for 2003 are reported as a reduction of revenues because the amount, which management believes is not material to sales and cost of sales, could not be determined due to extensive financial systems implementations in that year.

Stock-based Compensation

The Company has stock-based employee compensation plans, which are more fully described in Note 4. The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations. Compensation costs, if any, for stock-based awards are recognized over the vesting periods of the awards. Substantially all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and, therefore, had no compensation costs. Compensation costs for performance share awards are based on the quoted price of the Company’s common stock at the end of each period. The initial performance share costs are charged to unearned compensation in Shareholders’ Equity and amortized to expense over the term of the performance share plans.

The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options based on the fair value at the grant date under the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

	2005	2004	2003
	(Dollars in thousands,
	except per share data)

Income available to common shareholders from continuing operations — as reported	$15,654	$26,135	$7,550
Add: Stock-based employee compensation expense included in reported income, net of tax	175	143	143
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(3,353)	(3,490)	(3,406)

Income available to common shareholders from continuing operations — pro forma	$12,476	$22,788	$4,287

Basic earnings per share from continuing operations — as reported	$0.37	$0.62	$0.18
Basic earnings per share from continuing operations — pro forma	$0.29	$0.54	$0.10
Diluted earnings per share from continuing operations — as reported	$0.37	$0.62	$0.18
Diluted earnings per share from continuing operations — pro forma	$0.29	$0.54	$0.10
Weighted-average fair value of options granted	$5.17	$6.65	$7.12
Expected life of option in years	6.80	6.80	7.35
Risk-free interest rate	3.80%	3.30%	4.02%
Expected volatility	29.93%	28.07%	28.90%
Expected dividend yield	2.97%	2.40%	2.43%

There was no impact of the pro forma expense on discontinued operations for 2005, 2004, or 2003.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS No. 109). Under FAS No. 109, income tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. Valuation allowances are recorded against net deferred tax assets for which management believes realization is not more likely than not.

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period, adjusted for the effect of the assumed exercise of all dilutive options outstanding at the end of the period.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less and are carried at cost, which approximates market value.

Allowance for Doubtful Accounts

Provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Accounts deemed to be uncollectible or to require excessive collection costs are written off against the allowance for doubtful accounts. The allowance for possible losses in the collection of accounts and trade notes receivable totaled $7.5 million and $9.2 million at December 31, 2005 and 2004, respectively. Bad debt expense was $1.8 million, $3.7 million, and $1.2 million for 2005, 2004 and 2003, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method, except for selected inventories where the last-in, first-out (LIFO) method is used. Inventory valuation is

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periodically evaluated primarily based upon the age of the inventory, but also considers assumptions of future demand and market conditions. As a result of the evaluation, the inventory may be written down to the lower of cost or realizable value. If actual circumstances are less favorable than those projected by management, additional write-downs may be required.

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

At December 31, 2005 and 2004, estimated liabilities for asset retirement obligations (“AROs”) were $1.0 million and $0.1 million, respectively. In determining the amounts recorded relating to conditional AROs, the Company utilizes an expected value technique whereby potential settlement dates and related probabilities are based upon management’s judgment, taking into consideration the Company’s historical practices, current business intentions, and other relevant information. Legal obligations exist in connection with the retirement of assets at many of the Company’s operating facilities that would be triggered upon closure of the facilities or abandonment of existing operations. If certain operating facilities were to be closed, for which there are no current intentions to do so, changes to or settlements of the related conditional AROs could significantly affect the Company’s results of operations and cash flows at that time.

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

Fair value is estimated using the discounted cash flow method. The Company uses projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to project future cash flows. Certain corporate expenses and assets and liabilities are allocated to the reporting units in this process. Using a risk adjusted, weighted average cost-of-capital, the Company discounts the cash flow projections to the annual measurement date, October 31st. If the fair value of any of the reporting units were determined to be less than its carrying value, the Company would proceed to the second step and obtain independent appraisals of its assets. In 2005 and 2004, the fair value exceeded the carrying value, and therefore, it was not necessary to obtain independent appraisals.

Assessment of Long-Lived Assets

The Company’s long-lived assets include property, plant, equipment, goodwill and other intangible assets. Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to depressed conditions in the electronics industry in late 2004 and 2005, the Company specifically evaluated its electronics assets in Holland. The Company also evaluated its Italian tile and Belgium polymer additives manufacturing assets because of sluggish market conditions in these regions. In each situation, management concluded that the assets were not impaired.

Asset Securitization

Certain of the Company’s receivables are sold to a wholly-owned unconsolidated qualified special purpose entity, Ferro Finance Corporation (“FFC”). FFC can sell, under certain conditions, an undivided fractional ownership interest in the pool of receivables to multi-seller receivables securitization companies (commercial paper conduits). Additionally, under this program, receivables of certain European subsidiaries were sold directly to other commercial paper conduits during 2003. The Company and certain European subsidiaries, on behalf of FFC and the commercial paper conduits, provide service, administration and collection of the receivables. In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” neither amounts borrowed under the program nor servicing liabilities are recorded on the Company’s balance sheet.

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

Environmental and Other Contingent Liabilities

The Company’s operations are subject to various hazards incidental to the production of some of its products, including the use, handling, processing, and storage of hazardous materials. The Company expenses recurring costs associated with control and disposal of hazardous materials in current operations. Accruals for environmental remediation and other contingent liabilities, including those relating to ongoing, pending or threatened litigation, are recorded if available information indicates it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount accrued for environmental remediation reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, existing technology, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Estimated costs are not discounted due to the uncertainty with respect to the timing of related payments. The Company actively monitors the status of sites, and as assessments and cleanups proceed, accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. If the loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure if the contingency is material. Changes in the estimates on which the accruals are based, unanticipated government enforcement actions, or changes in health, safety, environmental regulation, and testing requirements could result in higher or lower costs.

Derivative Financial Instruments

The Company employs derivative financial instruments, primarily foreign currency forward exchange contracts and foreign currency options, to hedge certain anticipated transactions, firm commitments, or assets

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities denominated in foreign currencies. Gains and losses on foreign currency forward exchange contracts and foreign currency options are recognized as foreign currency transaction gains and losses.

The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS No. 133), as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (FAS No. 149), the Company marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively.

The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. Fees for these contracts are recorded as cost of sales.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Recently Adopted Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (FAS No. 143). FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted FAS No. 143 as of January 1, 2003, and recognized asset retirement obligations of $0.1 million. The ongoing expense on an annual basis resulting from the adoption of FAS No. 143 is not material to the Company’s results of operations.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its fair value, if that value can be reasonably estimated. The Company adopted Interpretation No. 47 as of January 1, 2005, and recorded additional conditional asset retirement obligations of $0.9 million; the effect of Interpretation No. 47 on the Company’s net income and earnings per share for the years ended December 31, 2003 and 2004, is not material.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (FAS No. 146). FAS No. 146 applies to costs from activities such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. The Company adopted FAS No. 146 as of January 1, 2003, and accordingly, records exit or disposal costs when they are “incurred” and can

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be measured at fair value. The adoption of FAS No. 146 did not have an impact on the financial statements because the Company recorded restructuring and integration charges as summarized in Note 9 of the Company’s consolidated financial statements using the guidance under FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits.”

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

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP No. 106-1). FSP No. 106-1 was superseded by FSP No. 106-2 of the same name, issued in May 2004. It was effective for the first interim or annual period beginning after June 15, 2004, and applied only to sponsors of single-employer defined benefit postretirement health care plans for which a) the employer concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 and b) the expected subsidy offset or reduced the employer’s share of the cost of the underlying post-retirement prescription drug coverage on which the subsidy is based. The Company adopted FSP No. 106-2 as of July 1, 2004, and had a reduction of approximately $0.1 million in the Company’s net periodic postretirement pension cost in each of the third and fourth quarters of 2004, and a reduction of $0.2 million to the accumulated postretirement benefit obligation as of December 31, 2004.

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

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (FAS No. 153). This statement, effective for fiscal periods beginning after June 15, 2005, amends APB Opinion No. 29 to eliminate

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 had no impact on the results of operations or the financial position of the Company.

Newly Issued Accounting Pronouncements

The FASB’s Emerging Issues Task Force (the “EITF”) ratified Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in March 2004. The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other- than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 was delayed by FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in September 2004; the delay of that effective date will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations or financial position.

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” (FAS No. 123R) that requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. FAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards as of the adoption date. In April 2005, the Securities and Exchange Commission published a rule allowing public companies with calendar year ends to delay the quarter in which they begin to expense stock options to first quarter 2006 from third quarter 2005. The Company plans to adopt FAS No. 123R beginning January 1, 2006, using the modified prospective method and expects to incur pre-tax charges of approximately $3 million to $4 million for 2006.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (FAS No. 154). This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. FAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. FAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. The Company will apply this standard prospectively.

In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty,” that requires companies to recognize an exchange of finished goods for raw materials or work-in-progress within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006, and is not expected to have a material impact on the results of operations or financial position of the Company.

In March 2006, the FASB issued Statement No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” (FAS No. 156). This statement requires an entity to recognize at fair value, if practicable, a servicing asset or liability each time it undertakes an obligation to service a financial asset by

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entering into a servicing contract in certain situations primarily relating to off-balance sheet arrangements. Entities may chose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The provisions of FAS No. 156 are to be applied prospectively to transactions entered into after its adoption. The Company will adopt FAS No. 156 as of January 1, 2007, as permitted, and is currently evaluating the implementation options; at this time, the Company is uncertain as to the impact on the Company’s results of operations and financial position.

The FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48) in June 2006. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that Interpretation No. 48 will have on the Company’s results of operations and financial position.

In September 2006, the FASB published Staff Position No. AUG AIR-1, “Accounting for Planned Maintenance Activities.” This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. It is effective for fiscal years beginning after December 15, 2006, and is to be applied retrospectively. When adopted in fiscal 2007, the staff position will increase retained earnings as of the beginning of 2005 by approximately $1.6 million, increase 2005 income from continuing operations by approximately $0.4 million and increase 2005 net income by approximately by $0.3 million.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will apply this standard prospectively.

In September 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108) which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB No. 108 will have a material effect on the Company’s results of operations or financial position.

2.	Inventories

Inventories as of December 31 are comprised of the following:

	2005	2004
	(Dollars in thousands)

Raw materials	$62,488	$61,249
Work in process	34,122	35,091
Finished goods	133,060	135,541

FIFO cost (approximates replacement cost)	229,670	231,881
LIFO reserve	(14,413)	(11,755)

Total	$215,257	$220,126

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of inventories valued by the LIFO method at December 31 is as follows:

	2005	2004

United States	14.9%	14.9%
Consolidated	7.0%	6.7%

The LIFO reserve increased by $2.7 million in 2005, compared with an increase of $2.2 million in 2004.

3.	Financing and short-term and long-term debt

Notes and loans payable at December 31 are as follows:

	2005	2004
	(Dollars in thousands)

Loans payable to banks	$5,866	$8,159
Current portion of long-term debt	1,689	1,515

Total	$7,555	$9,674

Long-term debt at December 31 is as follows:

	2005	2004
	(Dollars in thousands)

$200,000 Senior notes, 9.125%, due 2009*	$198,909	$197,549
$25,000 Debentures, 7.625%, due 2013*	24,877	24,864
$25,000 Debentures, 7.375%, due 2015*	24,965	24,961
$50,000 Debentures, 8.0%, due 2025*	49,550	49,526
$55,000 Debentures, 7.125%, due 2028*	54,532	54,511
Revolving credit agreement	186,100	137,400
Capitalized lease obligations (see Note 17)	7,364	8,161
Other notes	1,560	1,857

	547,857	498,829
Less: Current portion	1,689	1,515

Total	$546,168	$497,314

*	Net of unamortized discounts

The aggregate maturities of long-term debt are as follows:

2006	2007	2008	2009	2010
(Dollars in thousands)

$1,689	1,243	933	200,839	905

Revolving Credit and Term Loan Agreement

At December 31, 2005, the Company had borrowed $186.1 million under a $300 million revolving credit facility that was scheduled to expire in September 2006 (“Prior Revolving Credit Facility”). The average interest rates for borrowings against the prior revolving credit facility at December 31, 2005 and 2004, were 6.4% and 4.0%, respectively.

The Prior Revolving Credit Facility contained financial covenants relating to total debt, fixed charges and EBITDA, cross default provisions with other debt obligations, and customary operating covenants that limited its

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to engage in certain activities, including significant acquisitions. In addition, when the Company’s senior credit rating was downgraded below Ba2 by Moody’s in March 2006, the Company and its domestic material subsidiaries were required to grant security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. This lien grant and pledge of stock was substantially completed in April 2006. Liens on principal domestic manufacturing properties and the stock of domestic subsidiaries were also granted to and shared with the holders of the Company’s senior notes and debentures, as required by their indentures.

In March 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility is comprised of a five year, $250 million multi-currency senior revolving credit facility and a six year, $450 million senior delayed-draw term loan facility. Under the terms of the New Credit Facility, the Company can request that the revolving credit facility be increased by $50 million at no additional fee.

The New Credit Facility was entered into to replace the Prior Revolving Credit Facility that was scheduled to expire in September 2006. In addition, the financing, through the term loan facility, provided capital resources sufficient to refinance the $200 million of senior notes and $155 million of debentures that could have become immediately due and payable due to defaults associated with the Company’s delayed SEC financial filings for 2005. Because one of the purposes of the term loan facility is to fund the potential acceleration of the senior notes and debentures, the term facility contains certain restrictions including, but not limited to, the following:

•	$355 million of the facility is reserved to repay the senior notes and debentures;

•	$95 million of the facility is immediately available for refunding indebtedness other than the senior notes and debentures;

•	The Company may access up to $55 million of the $355 million reserved to repay the senior notes and debentures if these obligations have not already been paid in full and no event of default for these obligations exists and is continuing; and

•	The Company may draw on the delayed-draw facility for up to one year with any unused commitment under the term facility terminating on June 6, 2007.

At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the old revolving credit facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Senior Notes and Debentures” below.

The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate (“ABR”) which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins based on the Company’s index debt rating. The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs (see below). These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture.

The New Credit Facility contains customary operating covenants that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; creation of additional liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Additional covenants of the New Credit Facility require the Company to file its 2005 Form 10-K by November 15, 2006, and its 2006 Forms 10-Q by the earlier of three months after the 2005 Form 10-K is filed or January 15, 2007. Failure to satisfy

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of these covenants, either immediately or after a brief period allowing the company to satisfy the covenant, would result in an event of default. If any event of default should occur and be continuing and a waiver not have been obtained, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment.

Senior Notes and Debentures

At December 31, 2005, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $353.2 million. At December 31, 2004, the Company had $355.0 million principal amount outstanding, with an estimated fair market value of $387.1 million. Fair market value represents a third party’s indicative bid prices for these obligations. The Company’s senior credit rating was Ba1 by Moody’s Investor Service, Inc. (“Moody’s”) and BB by Standard & Poor’s Rating Group (“S&P”) at December 31, 2005. In March 2006, Moody’s downgraded its rating to B1 and then withdrew its ratings, and S&P downgraded its rating to B+. See further information regarding this matter in Note 22.

The indentures under which the senior notes and the debentures were issued contain operating covenants that limit the Company’s ability to engage in certain activities, including limitations on consolidations, mergers, and transfers of assets; and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require, among other things, the Company to file with the Trustee copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to the Company’s compliance with the terms of the indentures within 120 days after the end of its fiscal year. The Company has been in default on these reporting requirements since it delayed filing its Form 10-Q for the second quarter of 2004 due to the restatement of its 2003 and first quarter 2004 results. As the Company anticipated and planned for, in March and April 2006, the Company received notices of default from a holder and the Trustee of the senior notes and debentures of which $355 million was outstanding. The notices of default related only to reporting requirements and the related Officers’ Certificate. Under the terms of the indentures, the Company had 90 days from the notices of default in which to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders of the senior notes or debentures or the Trustee could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the aforementioned $450 million term loan facility.

As of the date of this filing, the $200 million senior notes currently remain outstanding, although they could be declared immediately due and payable at any time. In the event the bondholders of the senior notes provide a notice of acceleration prior to the Company curing the existing reporting default, the Company believes it has sufficient liquidity resources, primarily through the term loan facility, to fully satisfy any potential acceleration. In addition, the senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.

Asset Securitization Program

The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its U.S. trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. In 2005, the Company amended the program to resolve issues related to a credit rating downgrade and delayed SEC filings and to extend the program through June 2006. In June 2006, the Company amended the program to extend it up to June 2, 2009, to cure a default resulting from a credit rating downgrade, and to modify the reporting requirements to more closely match those in the New Credit Facility. While the Company expects to maintain a satisfactory U.S. asset

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.

Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the twelve months ended December 31, 2005, $946.2 million of accounts receivable were sold under this program and $948.8 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $2.6 million and total advances outstanding at December 31, 2005, of $1.0 million.

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

The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $111.9 million as of December 31, 2005, and $108.5 million as of December 31, 2004. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.

Other Financing Arrangements

In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations. At December 31, 2005, the unused portions of these lines provided approximately $15.0 million of additional liquidity. The receivable sales are generally without recourse. At December 31, 2005, the amount of outstanding receivables sold under these international receivable sales programs was less than $20 million. The Company had a €2.4 million guarantee, which was outstanding at December 31, 2005, and was terminated in May 2006, to support the borrowing facilities of an unconsolidated affiliate.

Liquidity

The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products, as well as the potential requirement to repay the senior notes due to the Company’s delayed SEC filings, could adversely affect cash flows. At December 31, 2005, the Company had a $300.0 million revolving credit facility of which $113.9 million was available. This liquidity, along with the liquidity from the Company’s asset securitization program of which $99.0 million was available as of December 31, 2005, other financing arrangements, available cash flows from operations, asset sales, and the New Credit Facility, should allow the Company to meet its funding requirements and other commitments. As of August 31, 2006, the Company had borrowed $165.5 million against its $250 million revolving credit facility and drawn $49.2 million on the $100 million asset securitization program. In addition, the

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had drawn $250 million on the $450 million term loan facility, although the $200 million remaining availability is reserved for the repayment of the 9 1/8% senior notes should they be accelerated by the bondholders.

4.	Stock-based compensation plans

In April 2003, shareholders of the Company approved the 2003 Long-Term Incentive Compensation Plan (the “Plan”). The Plan authorizes several different types of long-term incentives. The available incentives include stock options, stock appreciation rights, restricted shares, performance shares and common stock awards. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. The effective date of the Plan is January 1, 2003. The number of shares of common stock reserved for awards under the Plan is 3,250,000 shares. At December 31, 2005, there were 914,225 shares available for grant.

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

The Company maintains a performance share plan whereby awards, expressed as shares of common stock of the Company, are earned only if the Company meets specific performance targets over a three-year period. The Company pays 50% cash and 50% common stock for the value of any earned performance shares. Performance share awards in the amount of 127,900 shares at a weighted-average market price of $19.39 per share were granted in 2005 (119,100 shares at $26.26 in 2004 and 135,500 shares at $21.26 in 2003). The Company accrues amounts based on performance reflecting the fair value of cash and common stock, which is anticipated to be earned. The effects of the plan on the Company’s operations were expenses (credits) of $(0.5) million, $(0.6) million, and $1.2 million in 2005, 2004 and 2003, respectively.

Information pertaining to stock options is shown below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1, 2003	3,814,182	$21.86
Granted in 2003	830,800	21.44
Exercised in 2003	(202,833)	20.56
Canceled in 2003	(232,341)	23.29

Outstanding at December 31, 2003	4,209,808	21.75
Granted in 2004	831,250	25.49
Exercised in 2004	(340,367)	19.41
Canceled in 2004	(160,560)	23.37

Outstanding at December 31, 2004	4,540,131	22.56
Granted in 2005	751,500	19.55
Exercised in 2005	(112,809)	16.39
Canceled in 2005	(348,922)	22.63

Outstanding at December 31, 2005	4,829,900	22.23

Exercisable at December 31, 2003	2,627,387	$21.06
Exercisable at December 31, 2004	2,836,687	21.60
Exercisable at December 31, 2005	3,712,869	22.26

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant option groups outstanding at December 31, 2005 and the related weighted-average price for the exercisable options and remaining life information are as follows:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
Range of Exercise Prices	12/31/2005	Contractual Life	Exercise Price	12/31/2005	Exercise Price

$14.00-17.00	150,585	0.1	$15.75	150,585	$15.75
$17.01-22.00	2,430,461	5.9	20.13	1,689,811	20.10
$22.01-27.00	2,145,408	5.7	24.76	1,769,402	24.51
$27.01-30.00	103,446	3.1	28.52	103,071	28.52

Total options	4,829,900	5.6	22.23	3,712,869	22.26

Stock options have a term of 10 years and vest evenly over four years on the anniversary of the grant date. In the case of death, retirement, disability or change in control, the stock options become 100% vested and exercisable.

5.	Serial convertible preferred stock

The Company is authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”). The Series A Preferred Stock was issued at a price of $46.375 per share for a total consideration of $70.5 million. As of December 31, 1999, all shares of the Series A Preferred Stock were allocated to participating individual employee accounts. The Trustee may redeem the Series A Preferred Stock to provide for distributions to participants or to satisfy an investment election provided to participants, or to provide loans to or withdrawals by participants. The Series A Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time after July 1, 1999, and under certain other circumstances if the Company terminates the Plan or future contributions to the Plan, in the event of changes in Federal tax laws that would preclude the Company from claiming a tax deduction for dividends paid on the Series A Preferred Stock, or if the Plan is determined not to be a qualified plan within the meanings of Section 401(a) or 4975(e)(7) of the Internal Revenue Code. In any redemption other than plan termination or the termination of future contributions to the Plan, the redemption price is fixed at $46.375 per preferred share plus earned but unpaid dividends as of the date of redemption. In addition, the Trustee is entitled, at any time, to cause any or all shares of Series A Preferred Stock to be converted into shares of common stock at a fixed conversion rate of 2.5988 shares (adjusted for stock splits) of common stock for each one share of Series A Preferred Stock.

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

There were 442,271 and 489,649 shares of Series A Preferred Stock outstanding at December 31, 2005 and 2004, respectively. During 2005, 2004 and 2003, respectively, 47,378 shares, 113,793 shares, and 101,060 shares were redeemed as permitted by the Plan.

6.	Common stock

The Company did not purchase common stock on the open market in 2005, 2004 or 2003. At December 31, 2005, the Company had remaining authorization to acquire 4,201,216 shares under its current treasury stock purchase program. Until the Company becomes current in its filings with the Securities and Exchange Commission,

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company is prohibited from purchasing additional shares. In addition, the New Credit Facility limits the Company’s ability to purchase shares.

The Company maintained a Shareholder Rights Plan (the “Plan”) whereby, until the occurrence of certain events, each share of the outstanding common stock represented ownership of one right (“Right”). The Rights expired on April 8, 2006.

7.	Earnings per share computation

Information concerning the calculation of basic and diluted earnings per share is shown below:

	2005	2004	2003
	(In thousands, except per share amounts)

Basic earnings per share computation:
Net income available to common shareholders	$14,786	$23,220	$11,962
Less: Income (loss) from discontinued operations	(868)	(2,915)	4,412

	$15,654	$26,135	$7,550

Weighted-average common shares outstanding	42,309	41,981	40,903
Basic earnings per share from continuing operations	$0.37	$0.62	$0.18

Diluted earnings per share computation:
Net income available to common shareholders	$14,786	$23,220	$11,962
Less: Income (loss) from discontinued operations	(868)	(2,915)	4,412
Plus: Convertible preferred stock	—	—	—

	$15,654	$26,135	$7,550

Weighted-average common shares outstanding	42,309	41,981	40,903
Assumed conversion of convertible preferred stock	—	—	—
Assumed exercise of stock options	36	254	184

Weighted-average diluted shares outstanding	42,345	42,235	41,087

Diluted earnings per share from continuing operations	$0.37	$0.62	$0.18

The convertible preferred shares were anti-dilutive for the years ended December 31, 2005, 2004 and 2003, and thus not included in the diluted shares outstanding.

8.	Acquisitions

In September 2001, the Company acquired from OM Group, Inc. certain businesses previously owned by dmc2 Degussa Metals Catalysts Cerdec AG (“dmc2”) pursuant to an agreement to purchase certain assets of dmc2, including shares of certain of its subsidiaries. In the first quarter of 2003, the Company paid $8.5 million in cash for certain purchase price settlements with dmc2. In the second quarter of 2004, the Company received approximately $8.5 million in cash from dmc2 as the final settlement of the purchase price, which was recorded as a reduction to goodwill.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring and cost reduction programs

The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	Costs	Total
	(Dollars in thousands)

Balance, December 31, 2003	$13,797	$181	$13,978
Gross charges	3,497	2,509	6,006
Cash payments	(12,397)	(458)	(12,855)
Non-cash write-offs	—	(1,256)	(1,256)

Balance, December 31, 2004	4,897	976	5,873
Gross charges	5,201	—	5,201
Cash payments	(6,342)	(910)	(7,252)
Non-cash write-offs	(1,524)	—	(1,524)

Balance, December 31, 2005	$2,232	$66	$2,298

Charges for 2005 and 2004 relate to the Company’s ongoing cost reduction and restructuring programs. These programs include employment cost reductions in response to a slowdown in general economic conditions. Total gross charges for the year ended December 31, 2005, were $5.2 million, of which $3.5 million and $1.7 million were included in cost of sales, and selling and general and administrative expenses, respectively. Total gross charges for the year ended December 31, 2004 were $6.0 million, of which $2.6 million, $2.5 million and $0.9 million were included in the cost of sales, selling and general and administrative expenses, and miscellaneous expense, respectively. Total gross charges for the year ended December 31, 2003, were $13.0 million, of which $2.4 million, $10.1 million and $0.5 million were included in cost of sales, selling and general and administrative expenses, and miscellaneous expense, respectively. No charges for discontinued operations were incurred in 2005, 2004 or 2003.

The remaining reserve balance for restructuring and cost reduction programs of $2.3 million at December 31, 2005, primarily represents future cash payments expected to be made during 2006 except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.

10.	Discontinued operations

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

There were no sales, income before taxes, or related tax expense from discontinued operations in 2005 or 2004. For the year ended December 31, 2003, sales from discontinued operations were $30.0 million, losses before tax from discontinued operations were $1.5 million, and the related tax benefits were $0.6 million. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $3.1 million as of December 31, 2005 and 2004, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies. For 2003, the results of discontinued operations also include the operating earnings of the discontinued units prior to their sale, as well as interest expense, foreign currency gains and losses, other income or expenses and

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes directly related to, or allocated to, the discontinued operations. Interest was allocated to discontinued operations assuming debt levels approximating the estimated or actual debt reductions upon disposal of the operations and the Company’s actual weighted average interest rates for the respective years.

Disposal of discontinued operations resulted in pre-tax (losses) gains of $(1.4) million, $(3.8) million, and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The related tax (benefits) expenses were $(0.5) million, $(0.9) million, and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. The gain (loss) on disposal of discontinued operations includes post-closing adjustments to the selling prices and ongoing legal costs and reserve adjustments directly related to discontinued operations.

11.	Contingent liabilities

In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any current or former employee of the Company. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. The Company is vigorously defending itself in those actions, and management does not expect these lawsuits to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

Also, following the July 23, 2004, announcement, two derivative lawsuits were commenced in the United States District Court for the Northern District of Ohio on behalf of Ferro against Ferro’s Directors, its deceased former Chief Executive Officer, and Chief Financial Officer. Two other derivative actions were subsequently filed in the Court of Common Pleas for Cuyahoga County, Ohio. The state court actions were removed to the United States District Court for the Northern District of Ohio and all of the derivative lawsuits were then consolidated into a single action. The derivative lawsuits alleged breach of fiduciary duties and mismanagement-related claims. On March 21, 2006, the Court dismissed the consolidated derivative action without prejudice. On April 8, 2006, plaintiffs filed a motion seeking relief from the judgment dismissing the derivative lawsuit and seeking to further amend their complaint following discovery, which was denied. On April 13, 2006, plaintiffs also filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filings. The Company has notified Ferro’s directors and officers liability insurer of the claim. Because this appeal is in the preliminary stage, the outcome of this litigation cannot be determined at this time.

On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. The Company considers these allegations

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be unfounded, is vigorously defending this action, and has notified Ferro’s fiduciary liability insurer of the claim. Because this action is in the preliminary stage, the ultimate outcome of this litigation cannot be determined at this time. However, management does not expect the ultimate outcome of the lawsuit to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In October 2005, the Company performed a routine environmental, health and safety audit of its Bridgeport, New Jersey facility. In the course of this audit, internal environmental, health and safety auditors assessed the Company’s compliance with the New Jersey Department of Environmental Protection’s (“NJDEP”) laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). On October 31, 2005, the Company disclosed to the NJDEP that it had identified potential violations of the WPCA and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In September 2006, the Company entered into an agreement with the NJDEP under which the Company paid the State of New Jersey a civil administrative penalty of $0.2 million in full settlement of the violations.

As of December 31, 2005, the Company had accrued liabilities of $6.6 million for environmental remediation costs, of which $1.2 million related to Superfund sites. As of December 31, 2004, the Company had accrued liabilities of $6.4 million of which $0.6 million related to Superfund sites.

There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12.	Research and development expense

Amounts expended for development or significant improvement of new and/or existing products, services and techniques for continuing operations were $38.4 million, $42.4 million, and $40.2 million in 2005, 2004 and 2003, respectively.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Retirement benefits

Information concerning the pension and other post-retirement benefit plans of the Company is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$488,748	$436,667	$53,011	$56,283
Service cost	16,375	14,610	799	902
Interest cost	26,213	25,375	3,160	3,361
Amendments	—	126	—	—
Effect of curtailment	—	(137)	—	—
Effect of settlements	(1,125)	(902)	—	—
Plan participants’ contributions	672	599	—	—
Benefits paid	(22,812)	(23,052)	(3,672)	(3,518)
Acquisitions	—	(532)	—	—
Actuarial loss (gain)	41,468	23,290	5,199	(4,017)
Exchange rate effect	(21,840)	12,704	—	—

Benefit obligation at end of year	$527,699	$488,748	$58,497	$53,011

Accumulated benefit obligation at end of year	$498,351	$460,854	$58,497	$53,011

Change in plan assets:
Fair value of plan assets at beginning of year	$312,107	$292,383	$—	$—
Actual return on plan assets	31,361	23,320	—	—
Employer contributions	40,856	11,492	3,672	3,518
Plan participants’ contributions	672	599	—	—
Benefits paid	(22,812)	(23,052)	(3,672)	(3,518)
Effect of settlements	(1,125)	(902)	—	—
Acquisitions	—	(532)	—	—
Exchange rate effect	(15,224)	8,799	—	—

Fair value of plan assets at end of year	$345,835	$312,107	$—	$—

Reconciliation of accrued costs:
Funded status	$(181,864)	$(176,641)	$(58,497)	$(53,011)
Unrecognized net actuarial loss (gain)	140,483	123,636	(4,926)	(8,796)
Unrecognized prior service cost (benefit)	7,619	1,968	(2,718)	(4,839)

Net amount recognized	$(33,762)	$(51,037)	$(66,141)	$(66,646)

Amounts recognized in the balance sheet:
Prepaid benefit cost	$97	$17	$—	$—
Accrued benefit liability	(150,148)	(151,535)	(66,141)	(66,646)
Intangible assets	1,405	1,635	—	—
Accumulated other comprehensive income	114,884	98,846	—	—

Net amount recognized	$(33,762)	$(51,037)	$(66,141)	$(66,646)

Weighted-average assumptions as of December 31:
Discount rate	5.38%	5.63%	5.90%	6.10%
Expected return on plan assets	7.39%	7.51%	N/A	N/A
Rate of compensation increase	3.29%	3.25%	N/A	N/A

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Pension Plans with
	Pension Plans with		Accumulated Benefit
	Benefit Obligations in		Obligations in
	Excess of Plan Assets		Excess of Plan Assets
	2005	2004	2005	2004
	(Dollars in thousands)

Benefit obligations	$525,189	$486,734	$483,305	$444,999
Plan assets	343,054	310,018	330,285	295,894

For measurement purposes, the assumed increase in the cost of covered pre-Medicare health care benefits was 10.0% for 2005, gradually decreasing to 5.1% for 2013 and later years, and the assumed increase in the cost of covered post-Medicare health care benefits was 10.3% for 2005, gradually decreasing to 5.2% for 2013 and later years.

In December 2003 the new Medicare Prescription Drug, Improvement and Modernization Act became law and will provide a basic subsidy of 28% of certain retiree health care beneficiaries’ drug costs if the benefit is at least actuarially equivalent to the Medicare benefit. See Note 1 regarding impact of adoption during 2004.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)

Components of net periodic cost:
Service cost	$16,375	$14,610	$12,995	$799	$902	$888
Interest cost	26,213	25,375	24,105	3,160	3,361	3,979
Expected return on plan assets	(22,095)	(21,810)	(20,194)	—	—	—
Amortization of prior service cost	(86)	80	28	(558)	(558)	(558)
Net amortization and deferral	6,825	6,130	4,594	(232)	(97)	—
Curtailment and settlement effects	(353)	(66)	1,684	—	—	—

Net periodic benefit cost	$26,879	$24,319	$23,212	$3,169	$3,608	$4,309

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

A one-percentage point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on total of service and interest cost component	$255	$215
Effect on post-retirement benefit obligation	$4,491	$3,796

The Company expects to contribute approximately $43.9 million to its pension and other post-retirement benefit plans in 2006.

The expected return on assets at the beginning of the year is based on the weighted-average of the expected return for the target asset allocations of the principal asset categories held by each plan. In determining the expected return, the Company considers both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement dates used to determine pension and other postretirement benefit measurements are September 30 for the United States plans and December 31 for the international plans. The weighted average asset allocations of the pension benefit plans at their measurement dates were:

	2005	2004

Debt Securities	39%	40%
Equity Securities	51	57
Other	10	3

Total	100%	100%

The Company establishes asset allocation ranges for each major category of plan assets. The risks inherent in the various asset categories are considered along with the benefit obligations, financial status and short-term liquidity needs of the fund. Listed below are the ranges of percentages for each asset category on a weighted-average basis:

	Minimum	Maximum

Debt securities	21%	42%
Equity securities	12%	57%

The Company’s pension plans held 424,651 and 424,651 shares of the Company’s common stock with a market value of $8.0 million and $9.8 million at December 31, 2005 and 2004, respectively, and received $0.2 million of dividends from the Company’s common stock in both 2005 and 2004.

At December 31, 2005, retiree benefit payments, which reflect expected future service, were anticipated to be paid as follows:

		Other Benefits	Other Benefits
	Pension	Before	After
	Benefits	Medicare Subsidy	Medicare Subsidy
	(Dollars in thousands)

2006	$24,055	$4,724	$4,300
2007	25,446	4,769	4,320
2008	26,991	4,869	4,352
2009	28,461	4,884	4,348
2010	29,864	4,940	4,391
2011-2015	178,988	24,403	21,610

The Company also sponsors unfunded nonqualified defined benefit retirement plans for certain employees and for these plans expensed $2.3 million, $2.1 million and $2.1 million in 2005, 2004 and 2003, respectively. For 2005, components of the expense were service cost of $0.2 million, interest cost of $1.0 million, amortization of prior service cost of $0.2 million, and amortization of net loss of $0.9 million. At December 31, 2005, the benefit obligation was $16.1 million, the unrecognized actuarial loss was $7.6 million, the accrued benefit liability was $15.6 million, and the accumulated other comprehensive loss was $7.2 million. At December 31, 2005, the Company held $9.2 million of investments designated to fund benefit payments. At December 31, 2005, benefit payments were expected to be paid as follows: $11.4 million in 2006 primarily related to a lump sum payment to the beneficiary of the Company’s deceased former Chief Executive Officer, $0.4 million in each of 2007 through 2010, and $3.1 million for the five year period of 2011-2015.

The parent company and certain subsidiaries have defined contribution retirement plans covering certain employees. The Company’s contributions are determined by the terms of the plans subject to the limitations that they shall not exceed the amounts deductible for income taxes. Generally, benefits under these plans vest gradually

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over a period of five years from date of employment and are based on the employee’s contributions. The expense applicable to these plans was $5.6 million, $5.2 million, and $5.6 million in 2005, 2004 and 2003, respectively.

In February 2006, the Company announced changes to certain of its postretirement benefit plans. See additional information regarding this matter in Note 22.

14.	Income taxes

Income tax expense (benefit) from continuing operations is comprised of the following components:

	2005	2004	2003
	(Dollars in thousands)

Current:
U.S. federal	$(240)	$2,151	$(2,611)
Foreign	16,022	11,484	13,543
State and local	271	194	(328)

	16,053	13,829	10,604
Deferred:
U.S. federal	(5,258)	(3,650)	(3,529)
Foreign	(2,948)	(6,780)	(4,157)
State and local	(919)	(47)	(540)

	(9,125)	(10,477)	(8,226)

Total income tax	$6,928	$3,352	$2,378

In addition to the 2005 income tax expense of $6.9 million, certain net tax benefits of $5.4 million were allocated directly to shareholders’ equity.

The above taxes are based on earnings (losses) from continuing operations before income taxes. These earnings (losses) aggregated $(13.5) million, $(0.1) million, and $(14.7) million for domestic operations, and $37.6 million, $31.3 million, and $26.7 million for foreign operations in 2005, 2004 and 2003, respectively.

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
U.S. tax cost of foreign dividends	6.3	4.2	10.4
Extraterritorial income exclusion	(6.2)	(4.4)	(11.9)
Net adjustment of prior year accrual	(3.1)	(6.6)	(0.2)
ESOP dividend tax benefit	(3.0)	(2.5)	(8.0)
Adjustment of valuation allowances	1.0	(9.9)	(14.2)
Foreign tax rate difference	0.9	(9.1)	3.9
Miscellaneous	(2.1)	4.0	4.8

Effective tax rate	28.8%	10.7%	19.8%

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities at December 31 were:

	2005	2004
	(Dollars in thousands)

Deferred tax assets:
Pension and other benefit programs	$79,712	$81,194
Foreign tax credit carryforwards	32,587	17,428
Net operating loss carryforwards	32,257	25,527
Other credit carryforwards	7,976	2,394
Accrued liabilities	7,699	8,212
Reserve for doubtful accounts	3,132	4,341
Inventories	2,907	3,525
State and local	962	3,287
Other	1,147	6,870

Total deferred tax assets	168,379	152,778
Deferred tax liabilities:
Property and equipment — depreciation and amortization	70,949	69,327
Other	516	—

Total deferred tax liabilities	71,465	69,327

Net deferred tax asset before valuation allowance	96,914	83,451
Valuation allowance	(9,651)	(8,163)

Net deferred tax assets	$87,263	$75,288

At December 31, 2005, the Company had benefits from domestic federal and state operating loss carryforwards in the amount of $8.0 million and foreign operating loss carryforwards of $24.3 million for tax purposes, some of which can be carried forward indefinitely and others expire in one to twenty years. A valuation allowance of $9.7 million has been established due to the uncertainty of realizing certain state and foreign operating loss carryforwards. The $1.5 million increase in the valuation allowance was the result of an increase of $1.2 million relating to state net operating losses, combined with a net $0.3 million increase in the valuation reserve for certain foreign net operating losses. At December 31, 2005, $1.4 million of the valuation allowance relates to dmc2 pre-acquisition losses, and any future reduction of this portion of the valuation allowance will be recognized as a reduction of goodwill and other noncurrent intangibles, rather than as tax benefits in the statement of income.

At December 31, 2005, the Company had benefits from foreign tax credit carryforwards of $32.6 million for tax purposes. These can be carried forward for ten years. $3.2 million will expire in 2011, $7.3 million will expire in 2012, $6.8 million will expire in 2013, $4.3 million will expire in 2014 and $11.0 million will expire in 2015. In management’s opinion, it is more likely than not that the credits will be utilized before the expiration periods.

Of the total net deferred tax assets, $40.7 million and $45.6 million were classified as current assets, $61.1 million and $46.7 million as non-current assets, $0.5 million and $1.7 million as current liabilities, and $14.0 million and $15.3 million as non-current liabilities at December 31, 2005 and 2004, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $127.6 million at December 31, 2005. Deferred income taxes are not provided on these earnings as it is intended that these earnings be indefinitely invested in these entities.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Reporting for segments

Under the provisions of FASB’s Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (FAS No. 131), the Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other, which is comprised of two business units, Pharmaceuticals and Fine Chemicals, which do not meet the quantitative thresholds for separate disclosure. The Company uses the criteria outlined in FAS No. 131 to identify segments which management has concluded are its seven major business units. Further, the Company has concluded that it is appropriate to aggregate its Tile and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics.

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

Net sales to external customers by segment (inter-segment sales are not material):

	2005	2004	2003
	(Dollars in millions)

Performance Coatings	$488.5	$466.5	$425.1
Electronic Materials	355.7	388.3	338.3
Color and Glass Performance Materials	359.6	355.9	305.4
Polymer Additives	300.6	280.2	240.4
Specialty Plastics	279.1	265.0	236.0
Other	98.8	87.8	70.4

Total consolidated sales	$1,882.3	$1,843.7	$1,615.6

Income and reconciliation to income (loss) before taxes by segment:

	2005	2004	2003
	(Dollars in millions)

Performance Coatings	$31.6	$23.9	$26.2
Electronic Materials	13.5	33.2	21.0
Color and Glass Performance Materials	38.9	37.1	41.7
Polymer Additives	18.5	(.9)	2.5
Specialty Plastics	13.4	9.6	12.8
Other	2.1	3.6	3.1

Total segment income	118.0	106.5	107.3
Unallocated expenses	(47.9)	(36.8)	(50.1)
Interest expense	(46.9)	(42.0)	(43.1)
Interest earned	.5	.9	.9
Foreign currency	(1.3)	(3.0)	(1.2)
Gain on sale of businesses	.1	5.2	—
Miscellaneous — net	1.6	.4	(1.8)

Income before taxes from continuing operations	$24.1	$31.2	$12.0

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization by segment:

	2005	2004	2003
	(Dollars in millions)

Performance Coatings	$13.3	$13.3	$12.4
Electronic Materials	19.3	19.8	19.7
Color and Glass Performance Materials	10.4	11.5	11.2
Polymer Additives	10.6	10.6	8.9
Specialty Plastics	4.2	4.5	5.2
Other	7.3	5.1	5.4

Total segment depreciation and amortization	65.1	64.8	62.8
Other	9.7	10.2	13.8

Total consolidated depreciation and amortization	$74.8	$75.0	$76.6

Total assets at December 31 by segment:

	2005	2004
	(Dollars in millions)

Performance Coatings	$339.8	$347.7
Electronic Materials	382.9	400.9
Color and Glass Performance Materials	249.0	275.3
Polymer Additives	235.5	243.6
Specialty Plastics	98.6	105.9
Other	117.5	113.6

Total segment assets	1,423.3	1,487.0
Other assets	245.2	246.4

Total consolidated assets	$1,668.5	$1,733.4

Segment assets primarily consist of trade receivables, inventories, intangibles, and property, plant and equipment, net of applicable reserves. Other assets include cash, deferred taxes, pension assets, and other items.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at December 31 by segment:

	2005	2004
	(Dollars in millions)

Performance Coatings
Goodwill	$46.5	$46.7
Other intangibles	.3	.3
Accumulated amortization	(.4)	(.4)

Total Performance Coatings	46.4	46.6
Electronic Materials
Goodwill	161.1	162.3
Other intangibles	21.9	21.9
Accumulated amortization	(16.3)	(15.8)

Total Electronic Materials	166.7	168.4
Color and Glass Performance Materials
Goodwill	65.6	65.0
Other intangibles	4.4	4.4
Accumulated amortization	(2.8)	(2.4)

Total Color and Glass Performance Materials	67.2	67.0
Polymer Additives
Goodwill	39.5	39.9
Other intangibles	42.4	42.4
Accumulated amortization	(9.0)	(9.0)

Total Polymer Additives	72.9	73.3
Specialty Plastics
Goodwill	20.7	20.8
Other intangibles	—	—
Accumulated amortization	(3.8)	(3.8)

Total Specialty Plastics	16.9	17.0
Other
Goodwill	42.3	41.4
Other intangibles	—	—
Accumulated amortization	(1.7)	(1.2)

Total Other	40.6	40.2

Total consolidated intangible assets, net	$410.7	$412.5

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenditures for long-lived assets (including acquisitions) by segment:

	2005	2004	2003
	(Dollars in millions)

Performance Coatings	$13.9	$12.9	$8.8
Electronic Materials	6.8	3.6	4.8
Color and Glass Performance Materials	4.6	4.8	7.5
Polymer Additives	3.7	4.7	5.1
Specialty Plastics	2.3	3.2	2.7
Other	9.4	9.9	4.9

Total segment expenditures for long-lived assets	40.7	39.1	33.8
Other	2.1	—	2.3

Total consolidated expenditures for long-lived assets	$42.8	$39.1	$36.1

Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents greater than 10% of the Company’s consolidated sales. Net sales by geographic region:

	2005	2004	2003
	(Dollars in millions)

United States	$925.9	$900.0	$776.4
International	956.4	943.7	839.2

Total	$1,882.3	$1,843.7	$1,615.6

Except for the United States of America, no single country has greater than 10% of consolidated long-lived assets. Long-lived assets by geographic region at December 31:

	2005	2004	2003
	(Dollars in millions)

United States	$604.8	$626.8	$649.3
International	337.0	384.4	386.4

Total	$941.8	$1,011.2	$1,035.7

16.	Financial instruments

The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable and amounts included in investments and accruals meeting the definition of a financial instrument approximate fair value due to the short period to maturity of the instruments.

The Company manages currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions and other exposures. The maturity of such foreign currency forward contracts is consistent with the underlying exposure, generally less than one year. The Company does not engage in speculative transactions for trading purposes. The contracts are marked-to-market at the end of each reporting period, with the corresponding gain or loss included in the consolidated statement of income. At December 31, 2005, the notional amount and fair value of these forward contracts was $119.3 million and $0.1 million, respectively. At December 31, 2004, the notional amount and fair value of these forward contracts was $116.7 million and $(0.7) million, respectively. These forward contracts are executed with major reputable multinational financial institutions. Accordingly, the Company does not anticipate counter-party default.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company purchases portions of its natural gas requirements under fixed price contracts, which in certain circumstances, although unlikely because committed quantities are below expected usage, could result in the Company settling its obligations under these contracts in cash at prevailing market prices. In compliance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS No. 133), as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (FAS No. 149), the Company marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Natural gas contracts at December 31, 2005, and 2004, respectively, for 1.2 million and 1.5 million MMBTU’s of natural gas had fair values of $2.1 million and $(0.9) million. Purchase commitments at December 31, 2005, for natural gas were $10.6 million.

The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. Nickel and zinc are raw materials used in the Company’s tile, porcelain enamel, and color and glass product lines. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. While hedged quantities are below expected usage, these swap arrangements, unlike the natural gas contracts, do not provide for physical delivery of the commodity but require the Company to settle its obligations in cash at the maturity of the contracts. In compliance with FAS No. 133 and FAS No. 149, the Company marks these contracts to fair value and recognizes the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of goods sold. Nickel and zinc contracts at December 31, 2005, for 3,092 metric tons had a fair value of $0.1 million. There were no such contracts at December 31, 2004.

The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. In certain cases, these other participating institutions may require cash deposits to provide additional collateral beyond the underlying precious metals. In the fourth quarter of 2005, due to the Company’s delay in filing consolidated financial statements, certain financial institutions began to require the Company to make deposits. At December 31, 2005, the Company had outstanding deposits of $19.0 million, which are included in other current assets in the Company’s consolidated balance sheets. The fair value of the Company’s rights and obligations under these arrangements at December 31, 2005 and 2004 was not material.

Cost of sales related to the consignment arrangements’ fees were $1.6 million for 2005, $2.4 million for 2004, and $1.6 million for 2003. At December 31, 2005 and 2004, the Company had 5.9 million and 9.4 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with market values of $99.3 million and $106.4 million, respectively.

The consignment arrangements allow for the Company to replace the metals used in the manufacturing process by obtaining replacement quantities on the spot market and to charge the customer for the cost of the replacement quantities. In certain circumstances, customers request, at the time an order is placed, a fixed price for the portion of the sales price relating to metals content in the finished goods. In these instances, the Company will enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, the Company enters into a forward purchase arrangement with a metal supplier to completely cover the value of the fixed price sales contract. At December 31, 2005 and 2004, the Company had 3,000 and 599,000 troy ounces of metals (primarily silver) with market values of $0.1 million and $1.7 million, respectively, under fixed price contracts for future metal consignment replenishments. In accordance with FAS No. 133, the market value of these

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed price contracts is analyzed quarterly. Due to the short duration of the contracts (generally three months or less), the difference between the contract values and market values at any financial reporting date is not material.

17.	Leases

Rent expense for all operating leases was approximately $14.5 million in 2005, $13.9 million in 2004, and $10.7 million in 2003. Amortization of assets recorded under capital leases is recorded as depreciation expense.

The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capitalized leases and included in property, plant and equipment at December 31 are as follows:

	2005	2004
	(Dollars in thousands)

Gross amounts capitalized
Buildings	$3,100	$3,100
Equipment	9,583	9,398

	12,683	12,498
Accumulated amortization
Buildings	(1,434)	(1,356)
Equipment	(5,848)	(4,915)

	(7,282)	(6,271)

Net capital lease assets	$5,401	$6,227

At December 31, 2005, future minimum lease payments under all non-cancelable leases are as follows:

	Capitalized	Operating
	Leases	Leases
	(Dollars in thousands)

2006	$1,628	$11,516
2007	1,424	8,004
2008	1,222	5,070
2009	1,115	3,133
2010	1,109	2,195
Thereafter	5,385	9,656

Total minimum lease payments	11,883	$39,574

Less amount representing executory costs	23

Net minimum lease payments	11,860
Less amount representing imputed interest	4,496

Present value of net minimum lease payments	7,364
Less current portion	1,034

Long-term obligations at December 31, 2005	$6,330

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Intangible assets

	Estimated	December 31,
	Economic Life	2005	2004
		(Dollars in millions)

Goodwill	Indefinite	$423.6	$425.0
Patents	9-15 years	6.7	5.9
Non-compete	3-5 years	3.3	3.0
Other	1 year-indefinite	11.1	11.1

Total gross intangible assets		444.7	445.0
Accumulated amortization		34.0	32.5

Net intangible assets		$410.7	$412.5

Amortization expense from continuing operations relating to intangible assets was $0.8 million, $1.0 million, and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization expense from continuing operations related to amortizable other non-current assets and original issue discounts was $5.6 million, $6.2 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

19.	Property, plant and equipment

	December 31,
	2005	2004
	(Dollars in millions)

Land	$38.9	$43.7
Buildings	251.7	274.3
Machinery and equipment	822.8	842.6
Leased property under capitalized leases	12.7	12.5

Total property, plant and equipment	1,126.1	1,173.1
Total accumulated depreciation	595.0	574.4

Net property, plant and equipment	$531.1	$598.7

Depreciation expense from continuing operations was $68.4 million, $67.8 million, and $66.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

In October 2005, the Dutch government placed a lien on one of the Company’s facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. Negotiations are ongoing relating to the environmental issue. The Company does not believe the ultimate resolution of this matter will have a material effect on the Company’s financial position or results of operations.

20.	Summarized financial information of unconsolidated affiliates accounted for under the equity method

The Company has entered into several joint ventures in foreign countries through investments in the common stock of affiliate companies. The Company’s percentage of ownership interest in these affiliated companies ranges from 20% to 50% and the affiliates operate in Spain, Italy, South Korea and Thailand. Because the Company does not have effective control of these affiliates, the results of operations and financial positions of these entities have not been consolidated. However, since the Company exercises significant influence over the affiliates, the related investments have been accounted for under the equity method. The Company’s investment in unconsolidated affiliates accounted for under the equity method was $12.7 million and $12.4 million at December 31, 2005 and

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, respectively. The Company recorded $2.5 million, $1.7 million and $2.2 million of income in the miscellaneous (income) expense caption in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, respectively. The income amounts recorded represent the Company’s proportionate share of the combined net income of unconsolidated affiliates accounted for under the equity method.

Condensed income statement information for 2005, 2004 and 2003 and condensed balance sheet information as of December 31, 2005 and 2004, of the combined unconsolidated affiliates accounted for under the equity method were as follows:

	2005	2004	2003
	(Dollars in thousands)

Net sales	$77,697	$75,187	$69,897
Cost of sales	57,381	56,621	53,107
Income (loss) from continuing operations	8,877	7,008	6,727
Net income	5,987	5,202	3,909

	2005	2004
	(Dollars in thousands)

Current assets	$44,530	$47,556
Non-current assets	27,948	29,995
Current liabilities	28,690	32,819
Non-current liabilities	6,315	8,831

21.	Related party transactions

Ferro had the following transactions with its unconsolidated affiliates:

	2005	2004	2003
	(Dollars in thousands)

Sales	$5,132	$19,354	$5,456
Purchases	5,573	6,374	2,229
Dividends and interest received	1,069	147	—
Commissions and royalties received	292	352	335
Commissions and royalties paid	191	—	—

A Ferro Director, Mr. Weisser, is the Chairman and Chief Executive Officer of Bunge Limited (“Bunge”) and another Ferro Director, Mr. Bulkin, also serves on the board of Bunge. Bunge has a controlling interest in Central Soya Company from which Ferro purchased raw materials totaling $11.2 million in 2005, $14.3 million in 2004, and $7.0 million in 2003. Purchase commitments at December 31, 2005, for these raw materials were $5.2 million. In addition, Mr. Weisser is a member of the board of directors of International Paper Company from which Ferro purchased other items totaling $0.8 million in 2005. Payables related to these purchases were less than $0.1 million at both December 31, 2005 and 2004.

The Company had a €2.4 million guarantee, which was outstanding at both December 31, 2005 and 2004, and was terminated in May 2006, to support the borrowing facilities of an unconsolidated affiliate, and also had $2.8 million due to Ferro Finance Corporation at December 31, 2005 and 2004.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent events

Credit Ratings Downgrade

In March 2006, the Company’s senior credit rating was downgraded to B1 by Moody’s. Moody’s then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the Securities and Exchange Commission. Also in March 2006, S&P lowered its rating to B+. S&P cited delays in filing, a recent absence of transparency with regard to current results and near term prospects, and a diminished business profit that resulted in weak operating margins and earnings. Although there are negative implications to these actions, the Company anticipates that it will continue to have access to sufficient liquidity, albeit at higher borrowing costs.

Moody’s rating downgrade triggered the springing lien in the Company’s prior revolving credit facility. Under the terms of that agreement, the lenders became entitled to security interests in the Company’s and its domestic material subsidiaries’ tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program) and the pledge of 100% of the stock of the Company’s domestic material subsidiaries and 65% of the stock of the Company’s foreign material subsidiaries. This lien grant and pledge of stock was substantially completed in April 2006. Under the terms of the Company’s senior unsecured notes and debentures, the holders of the Company’s notes became equally secured with the revolving credit lenders with security interests in the Company’s principal domestic manufacturing facilities and the pledge of 100% of the stock of the Company’s domestic subsidiaries. The Company obtained a waiver from the lenders in the revolving credit facility in place at the time (“Prior Revolving Credit Facility”) to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The extension gave the Company time to put in place the New Credit Facility as described below.

New Credit Facility

In March 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility is comprised of a five year, $250 million multi-currency senior revolving credit facility and a six year, $450 million senior delayed-draw term loan facility. Under the terms of the New Credit Facility, the Company can request that the revolving credit facility be increased by $50 million at no additional fee.

The New Credit Facility was entered into to replace the Prior Revolving Credit Facility that was scheduled to expire in September 2006. In addition, the financing, through the term loan facility, provided capital resources sufficient to refinance the $200 million of senior notes and $155 million of debentures that could have become immediately due and payable due to defaults associated with the Company’s delayed SEC financial filings for 2005. Because one of the purposes of the term loan facility is to fund the potential acceleration of the senior notes and debentures, the term facility contains certain restrictions including, but not limited to, the following:

•	$355 million of the facility is reserved to repay the senior notes and debentures;

•	$95 million of the facility is immediately available for refunding indebtedness other than the senior notes and debentures;

•	The Company may access up to $55 million of the $355 million reserved to repay the senior notes and debentures if these obligations have not already been paid in full and no event of default for these obligations exists and is continuing; and

•	The Company may draw on the delayed-draw facility for up to one year with any unused commitment under the term facility terminating on June 6, 2007.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the old revolving credit facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Accelerated Repayment of Debentures” below.

The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate (“ABR”) which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins based on the Company’s index debt rating. The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs. These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture.

The New Credit Facility contains customary operating covenants that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; creation of additional liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Additional covenants of the New Credit Facility require the Company to file its 2005 Form 10-K by November 15, 2006, and its 2006 Forms 10-Q by the earlier of three months after the 2005 Form 10-K is filed or January 15, 2007. Failure to satisfy certain of these covenants, either immediately or after a brief period allowing the company to satisfy the covenant, would result in an event of default. If any event of default should occur and be continuing and a waiver not have been obtained, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment.

Accelerated Repayment of Debentures

As the Company anticipated and planned for, in March and April 2006, the Company received notices of default from a holder and the Trustee of the senior notes and debentures of which $355 million was outstanding. The notices of default related only to reporting requirements and the related Officers’ Certificate. Under the terms of the indentures, the Company had 90 days from the notices of default to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders or the bondholders of the senior notes or debentures could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the aforementioned $450 million term loan facility.

Asset Securitization Program

In June 2006, the Company amended the asset securitization program to extend it up to June 2, 2009, to cure a default resulting from a credit rating downgrade, and to modify the reporting requirements to more closely match those in the New Credit Facility. While the Company expects to maintain a satisfactory U.S. asset securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.

Pension and Other Postretirement Benefits

On April 1, 2006, the Company froze retirement benefit accumulations for its largest defined benefit pension plan, which covers certain salaried and certain hourly employees in the United States. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after June 30, 2003. The new plan supports a diverse and mobile workforce with a competitive, flexible and

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portable retirement benefit, while lowering and providing greater predictability to the Company’s cost structure. These changes do not affect current retirees or former employees.

Additionally, the Company limited eligibility for the retiree medical and life insurance coverage for all eligible nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for post-retirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. These changes do not affect current retirees.

The Company estimates that the changes in these retirement plans will reduce expenses by $30 to $40 million in total over the upcoming five years. Ferro expects its overall net periodic cost (U.S. pension, U.S. retiree medical, and non-U.S. pension) to decrease approximately $5.2 million from 2005 to 2006, primarily due to $10.0 million in expense reductions relating to the aforementioned changes in the pension and retiree medical programs, offset by $4.2 million in charges primarily relating to a lump sum payment to the beneficiary of its deceased former Chief Executive Officer from a nonqualified defined benefit retirement plan.

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

Four derivative lawsuits were commenced in 2004 and subsequently consolidated into a single action in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. On March 31, 2006, the Court dismissed the consolidated derivative action without prejudice. On April 8, 2006, plaintiffs filed a motion seeking relief from the judgment dismissing the derivative lawsuit and seeking to further amend their complaint following discovery, which was denied. On April 13, 2006, plaintiffs also filed a Notice of Appeal to the Sixth Circuit Court of Appeals.

In October 2005, the Company disclosed to the New Jersey Department of Environmental Protection (“NJDEP”) that it had identified potential violations of the New Jersey Water Pollution Control Act and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In September 2006, the NJDEP and the Company entered into a settlement for $0.2 million.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Accountants.  On May 12, 2006, the Audit Committee dismissed KPMG LLP, which had served as Ferro’s auditors for the fiscal year ended December 31, 2004, and prior years, as the Company’s independent registered public accountants. The audit reports of KPMG on the consolidated financial statements of Ferro and its subsidiaries as of and for the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for year ended December 31, 2004, stated that Ferro had restated its fiscal 2003 consolidated financial statements and stated that certain liquidity uncertainties facing Ferro raised substantial doubt about its ability to continue as a going concern.

On May 18, 2006, the Company announced that its Audit Committee had appointed a new independent registered public accounting firm to conduct the 2005 audit, subject only to completion of the new firm’s customary client acceptance procedures. On June 5, 2006, the Company announced that those procedures had been completed and that Deloitte & Touche LLP had been engaged as the Company’s new independent registered public accountants.

Disagreements with Auditors.  There was no disagreement with Deloitte & Touch LLP on accounting and financial statement disclosure. The only disagreements that KPMG communicated to the Audit Committee during the 2003 and 2004 fiscal years or the period from December 31, 2004 to May 12, 2006 involved the Audit Committee’s internal investigation of irregular accounting entries as follows:

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

At a meeting of the Audit Committee on September 23, 2004, KPMG expressed its concern about several emails reviewed during the initial phase of the investigation and expressed its desire to have more work done to determine whether those emails raised additional concerns. In response to KPMG’s expressed concerns, the Audit Committee directed Jones Day and Ernst & Young to conduct further investigation through additional email searches, interviews of participants in the questioned email exchanges and any other person who might have relevant knowledge, and other documents as they deemed appropriate.

On October 25, 2004, the Audit Committee met by teleconference and received the report of Jones Day and Ernst & Young concerning the expanded email review requested by KPMG. The investigators reported to the Audit Committee that they had not found illegal acts or an intent to commit fraud, but found some evidence of immaterial mistakes in the timing of recording expenses as required by generally accepted accounting principles. These findings were reported to KPMG and, on November 19, 2004, the Audit Committee concluded that the additional work done by Jones Day and Ernst & Young indicated no evidence of fraud and no reasonable need to expand the investigation. KPMG had expressed disagreement with the investigators’ findings and the Audit Committee invited KPMG to provide a written list of any recommendations it might have and the rationale therefore.

Following the November 19, 2004, meeting, Jones Day and Ernst & Young had discussions with KPMG concerning what additional investigatory work would be needed to address KPMG’s concerns. In addition, at about the same time the investigators learned that the former subordinate division employee who was responsible for the irregular accounting entries at the Company’s Polymer Additives Division was willing, for the first time, to be interviewed. In that interview, the former employee confirmed the irregular entries that the investigators had reported earlier and the fact that he had made those entries without any knowledge or involvement of senior management. The employee also raised some suspicions of irregular accounting entries in another smaller business unit.

In late December 2004, following discussions with the investigation team, the Chair of the Audit Committee and the Company’s now-deceased Chief Executive Officer met by teleconference with KPMG. At that meeting, the Audit Committee Chair advised KPMG that the Audit Committee was willing, as requested by KPMG, to go forward with further investigation procedures to determine whether there was a pervasive pattern of intentional, inappropriate spreading of expenses, emphasized that independent investigators’ needed to exercise discretion and make independent judgments, and emphasized the need to complete the investigation expeditiously.

On January 18, 2005, in a press release the Company reported KPMG had requested Jones Day and Ernst & Young to perform additional procedures, including the review of certain electronic files. In addition, the release disclosed that the former subordinate division employee had been interviewed and had confirmed the irregular entries that the investigators had reported earlier and the fact that he had made the entries without any knowledge or involvement of senior management and of the suspicions he had raised about the other business unit (which were also to be reviewed by the investigation team).

Jones Day and Ernst & Young delivered their third phase investigation report to the Audit Committee on March 9, 2005. In that report, the investigators concluded:

•	The investigative team did not find evidence of a systemic or pervasive pattern or practice of managing earnings by inappropriately spreading expenses over reporting periods or any other means or conduct that constituted illegal acts,

•	The leadership of Ferro’s finance organization strives to apply generally accepted accounting principles and produce accurate financial records, and

•	All of the individuals potentially responsible for irregular accounting entries either had resigned before the investigation started or had been terminated by the Company.

On March 15 and April 4, 2005, following delivery of the Jones Day/Ernst & Young report on the additional procedures, KPMG advised the Audit Committee that it was dissatisfied with the conclusions of Jones Day and Ernst & Young and that it regarded the investigation as inadequate for its purposes. KPMG indicated that “further investigation” would be “necessary to constitute a predicate for an audit report” and further that “such further investigation should be undertaken by a new investigative team.”

After further deliberations by the Audit Committee during April 2005, on April 21, 2005, the Company announced that Jones Day and Ernst & Young had completed the additional procedures requested by KPMG and reported the investigators’ findings. The release also noted that investigators had again confirmed their earlier conclusions that substantially all of the irregular entries had been made by the former subordinate divisional employee and that the entries were made without any knowledge or involvement of senior management.

The April 21, 2005, press release also reported that, despite the findings and conclusions of the investigation, KPMG had advised the Audit Committee that KPMG was unable to conclude at that time that the investigation was adequate for its purposes, that KPMG believed further investigation was necessary to constitute a predicate for its audit of the Company’s financial statements, and that KPMG had proposed that such investigative work should be undertaken by “a new investigation team.” The Company’s Audit Committee had evaluated both KPMG’s position and the Jones Day/Ernst & Young reports relating to the issues raised by KPMG. On the basis of that evaluation, the Company reported that the Audit Committee believed it could rely in good faith on the judgments and conclusions of the independent investigators, that additional investigation was neither necessary nor justified, and that the only additional work that was necessary was routine audit examinations that fell outside the province of the investigation team.

While the Audit Committee continued to believe its reliance on the judgments and conclusions of the investigative team was justified, the April 21, 2005, press release disclosed that the Audit Committee had responded to KPMG’s expressed concerns in such a way that KPMG would be able to complete its audit of the Company’s financial statements. To that end, the Audit Committee engaged a second independent investigative team, consisting of independent legal counsel (Venable LLP) and independent forensic accountants (Navigant Consulting).

In an October 31, 2005, press release, the Company reported that the Venable/Navigant team had completed its investigation. Venable and Navigant reported to the Audit Committee that, although they found evidence of Ferro accounting personnel spreading expenses and some other misapplications of generally accepted accounting principles to achieve internal forecasts, they did not find that this was done with the intent to affect reported earnings in a way that misleads the investing public. The investigators also indicated that, while they found a lax tone with respect to GAAP compliance among certain former members of the Company’s finance organization, they were comfortable that the then-current senior management of the Company, including the chief executive officer and chief financial officer, set a positive tone with respect to accounting practices. Consequently, the Venable/Navigant team concluded that it found no pervasive pattern or practice of engaging in fraudulent earnings management, that is, the misapplication of generally accepted accounting principles with the intent to affect reported earnings in a way that misleads the investing public.

The Company has authorized KPMG to respond fully to the inquiries of the successor independent registered public accounting firm concerning the subject matter of the disagreements discussed in the preceding paragraphs.

Reportable Events.  In management’s assessment of internal controls as of December 31, 2004, included under Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management identified the following material weaknesses of internal control over financial reporting: (i) inadequately trained and insufficient numbers of accounting personnel coupled with insufficient accounting policies and procedures; (ii) non-adherence to policies and procedures associated with the financial statement reporting process; (iii) failure to consistently reconcile and perform timely reviews of accounting reconciliations, data files and journal entries; (iv) failure to properly identify and ensure receipt of agreements for review by accounting personnel; and (v) failure to consistently review the calculations and accounting for amounts due to employees under various compensation plans, and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. KPMG’s report under Item 9A included KPMG’s opinion that management’s assessment was fairly stated in all material respects and that, because of the effect of the material weaknesses identified by management described above, the Company had not maintained effective internal control over financial reporting as of December 31, 2004.

During the course of the Venable/Navigant investigation, on October 26, 2005, KPMG requested that senior Company financial personnel review entries that had been made during the period being restated by one former and one current member of the Company’s finance function so as to be able to provide KPMG with management representations concerning those entries.

The report of KPMG on the consolidated financial statements of the Company for the years ended December 31, 2003 and December 31, 2004 included in the Form 10-K for the fiscal year ended December 31, 2004 stated, as described above, that the Company restated its fiscal 2003 consolidated financial statements. Representatives of KPMG will not attend the Annual Meeting.

Item 9A — Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, and the material weaknesses noted below, management concluded that the disclosure controls and procedures were not effective as of December 31, 2005.

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As a result of its assessment, management identified material weaknesses in the Company’s internal control over financial reporting. Based on the weaknesses identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. The independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2005. This report appears in Item 9A(e).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of its assessment, the Company has identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1. Inadequately trained and insufficient numbers of accounting personnel coupled with insufficient accounting policies and procedures.  A number of the Company’s finance and accounting personnel were inadequately trained and lacked the appropriate expertise in accounting principles generally accepted in the United States of America (“U.S. GAAP”) to prepare financial information for inclusion in the Company’s consolidated financial statements. Also, staffing levels in the accounting functions in certain locations were insufficient given the complexity of the various accounting systems and the Company’s geographic dispersion. Furthermore, the Company’s accounting policies and procedures were either insufficiently prescriptive or insufficiently comprehensive to ensure proper and consistent application of U.S. GAAP throughout the organization. This resulted in insufficient processes and procedures in accounting for employee benefit obligations, property, plant and equipment, leases, derivatives, revenues, customer rebates, and income taxes.

This material weakness was also a contributing factor to the following material weaknesses:

2. Failure to consistently reconcile and perform timely reviews of accounting reconciliations, data files and journal entries.  Specifically, deficiencies were noted in the following areas: a) inadequate support for and inconsistent performance of management approval of post-closing and nonstandard journal entries in many business units; b) inconsistent performance of account reconciliations and analysis for all significant accounts on a timely basis; c) inconsistent review of account reconciliations; and d) inconsistent review of changes to certain key data files. As a result, adjustments were required to correct accrued liabilities, accounts receivable, income taxes, intercompany accounts, other assets, and related income statement accounts in the consolidated financial statements.

3. Failure to properly identify and ensure receipt of agreements for review by accounting personnel.  The Company did not have appropriate controls in place to ensure that all agreements with financial reporting implications were received by accounting personnel for timely review and analysis. Specifically, controls were not designed and documented properly to ensure that all procurement contracts and customer agreements would be accounted for properly or in a timely manner.

(c)	Changes in Internal Control over Financial Reporting and Other Remediation

During 2005, the Company continued remediation activities, some of which began during 2004 and others which were undertaken during 2005. Several of these activities were completed during 2005 which had or should have a positive affect on the Company’s internal control over financial reporting. Changes in the Company’s internal control over financial reporting and other remediation activities during the quarters ended March 31, June 30, September 30, and December 31, 2005, that materially improved, or are reasonably likely to improve, the Company’s internal control over financial reporting:

The following actions listed below are remedial actions taken in response to the material weaknesses identified by management:

•	Added the positions of Chief Accounting Officer and Director of Financial Reporting to the accounting organization, as well as added upgraded technical resources within the Corporate accounting staff (including the use of contract personnel);

•	Adopted an account reconciliation policy that includes the assignment of all accounts to specific associates, monthly deadlines for completing reconciliations and review of the reconciliation of each account on a monthly or quarterly basis depending on the nature of the account;

•	Initiated an analysis of the global accounting organization to assess whether any additional resources are needed; resulting in the addition of several positions;

•	Further refinement, expansion and communication of the Accounting Policies and Procedures manual; and

•	Migration of two international sites of the Company’s various stand-alone information systems to the global SAP platform with the objective of having one integrated system with improved corporate oversight.

Except as disclosed above, there were no changes in the Company’s internal control over financial reporting during the quarters ended March 31, June 30, September 30, and December 31, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Additional Changes in Internal Control over Financial Reporting and Other Remediation

During 2006, the Company continued its remediation activities, including those underway during 2005. At the date of the filing of this Form 10-K, many of these activities were completed, which had or are expected to have a significant positive effect on the Company’s internal control over financial reporting. Changes in the Company’s internal control over financial reporting and other remediation activities subsequent to December 31, 2005, that materially improved, or are reasonably likely to improve, the Company’s internal control over financial reporting:

•	Reorganized the Company’s finance organization such that there is now a bifurcation between the accounting and financial planning and analysis functions; added additional personnel due to this change;

•	Conducted in-person regional training sessions in Asia, Europe and the United States for over 100 accounting personnel; topics covered included revenue recognition, accounting for leases, derivative financial instruments, asset impairments, postretirement benefits, asset retirement obligations, environmental and other contingencies, account reconciliations, journal entry support, and internal controls;

•	Conducted in-person training session on derivative contracts with members of centralized purchasing department;

•	Upgraded the position of Manager of Financial Reporting and added the position or Manager of Financial Accounting as well as other additions to the Corporate accounting staff;

•	Continued refinement, expansion and communication of the Accounting Policies and Procedures manual; updates included, among others, issuance of expanded revenue recognition policy, lease accounting policy, and development of checklist for identification of potential derivatives in raw material purchase agreements;

•	Simplified attainment matricies underlying a major incentive compensation program;

•	Initiated revisions of year end reporting packages to provide greater oversight ability with respect to, among other areas, restructuring costs, environmental contingencies, and defined benefit plans;

•	Established new general ledger accounts to simplify reconciliation and tracking processes for various matters, including legal contingencies and environmental contingencies; and

•	Continued migration of the Company’s various stand-alone information systems to the global SAP platform with the objective of having one integrated system with improved corporate oversight; two more locations migrated onto SAP thus far into 2006.

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

(e)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Ferro Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1. Inadequately trained and insufficient numbers of accounting personnel coupled with insufficient accounting policies and procedures.  A number of the Company’s finance and accounting personnel were inadequately trained and lacked the appropriate expertise in accounting principles generally accepted in the United States of America (“U.S. GAAP”) to prepare financial information for inclusion in the Company’s consolidated financial statements. Also, staffing levels in the accounting functions in certain locations were insufficient given the complexity of the various accounting systems and the Company’s geographic dispersion. Furthermore, the Company’s accounting policies and procedures were either insufficiently prescriptive or insufficiently comprehensive to ensure proper and consistent application of U.S. GAAP throughout the organization. This resulted in insufficient processes and procedures in accounting for employee benefit obligations, property, plant and equipment, leases, derivatives, revenues, customer rebates, and income taxes.

This material weakness was also a contributing factor to the following material weaknesses:

2. Failure to consistently reconcile and perform timely reviews of accounting reconciliations, data files and journal entries.  Specifically, deficiencies were noted in the following areas: a) inadequate support for and inconsistent performance of management approval of post-closing and nonstandard journal entries in many business units; b) inconsistent performance of account reconciliations and analysis for all significant accounts on a timely basis; c) inconsistent review of account reconciliations; and d) inconsistent review of changes to certain key data files. As a result, adjustments were required to correct accrued liabilities, accounts receivable, income taxes, intercompany accounts, other assets, and related income statement accounts in the consolidated financial statements.

3. Failure to properly identify and ensure receipt of agreements for review by accounting personnel.  The Company did not have appropriate controls in place to ensure that all agreements with financial reporting implications were received by accounting personnel for timely review and analysis. Specifically, controls were not designed and documented properly to ensure that all procurement contracts and customer agreements would be accounted for properly or in a timely manner.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated September 29, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
September 29, 2006

Item 9B — Other Information

None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Directors of the Registrant

Set forth below are the name, age, positions held with the Company, term of office, business experience during the past five years and other public company directorships held by each individual serving as a Director of the Company as of September 29, 2006. There is no family relationship between any of Ferro’s Directors.

		Year First Became a	Current	Committee
Name	Age	Ferro Director	Term Expires	Assignments

Michael H. Bulkin	68	1998	2007	Governance, Nomination & Compensation Committee (Chair), Technology Strategy Committee
Sandra Austin Crayton	58	1994	2008	Technology Strategy Committee (Chair), Finance Committee
Jennie S. Hwang, Ph.D.	59	2001	2006	Audit Committee, Technology Strategy Committee
James F. Kirsch	49	2005	2006
William B. Lawrence	62	1999	2008	Audit Committee (Chair), Governance, Nomination & Compensation Committee
Michael F. Mee	64	2001	2007	Finance Committee (Chair), Governance, Nomination & Compensation Committee
William J. Sharp	64	1998	2007 *	Governance, Nomination & Compensation Committee, Finance Committee, Audit Committee
Dennis W. Sullivan	67	1992	2008	Audit Committee, Technology Strategy Committee
Alberto Weisser	51	2000	2007	Audit Committee, Finance Committee

*	Mr. Sharp has been nominated for election at the annual meeting of the Company’s shareholders to be held on November 3, 2006, due to a vacancy in the class of Directors whose term expires at such meeting.

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

Sandra Austin Crayton — Ms. Crayton is a Managing Director with Alvarez and Marsal, a professional services firm. Ms. Crayton joined the firm in January 2006. Prior to that, Ms. Crayton was President and CEO of PhyServ, LLC, a health care billing, collections, receivables and information company. Ms. Crayton was appointed Senior Vice President and General Manager of the Medical/ Surgical and Psychiatry Management Centers of University Hospitals of Cleveland in 1988. From 1990 to 1994, she served as Executive Vice President and Chief

Operating Officer of The University of Chicago Hospitals. In 1994, she was appointed President of Caremark Clinical Management Services, a division of Caremark Rx, Inc. In 1995, Ms. Crayton was named President of Caremark Physician Services, a division of Caremark, Inc., which provides physician practice management services. Between 1997 and 1999, Ms. Crayton was President and Chief Executive Officer of Sedona Health Care Group, Inc. In 1999, she became President and CEO of PhyServ LLC and retired from that position on June 1, 2001, when the company was sold. Ms. Crayton also serves as a director of NCCI Holdings, Inc. (a workers’ compensation database management firm).

Jennie S. Hwang, Ph.D. — Dr. Hwang has over 25 years of experience in the chemical coating, materials and electronics industries through her management and/or ownership of businesses. Since 1994, she has served as the President of H-Technologies Group, encompassing international business, worldwide manufacturing services, intellectual property management and joint ventures. Dr. Hwang was also the CEO of International Electronic Materials Corporation, a manufacturing company she founded, which was later acquired. Prior to establishing these companies, Dr. Hwang held various senior executive positions with Lockheed Martin Corp., SCM Corp., and The Sherwin-Williams Company. Dr. Hwang holds a Ph.D. in engineering and two M.S. degrees in liquid crystals and chemistry. She has served as National President of the Surface Mount Technology Association and in other global leadership positions and is a worldwide speaker and author of 300 publications and several internationally used textbooks on leading technologies and global market thrusts. Dr. Hwang has been elected to the National Academy of Engineering and is a board member of Second Bancorp, Inc. (a bank holding company), Singapore Asahi Chemical Industries, Pte. Ltd. (a Singapore chemical company), and Case Western Reserve University.

James F. Kirsch — Mr. Kirsch was appointed Chief Executive Officer and a Director following the unexpected death of Mr. Hector R. Ortino, the Company’s Chairman and Chief Executive Officer, in November 2005. Mr. Kirsch joined Ferro in October 2004 as its President and Chief Operating Officer. Prior to joining Ferro, Mr. Kirsch served as President of Premix Inc. and Quantum Composites, Inc., manufacturers of thermoset molding compounds, parts and sub-assemblies for the automotive, aerospace, electrical and HVAC industries. Prior to that, from 2002 through 2004, he served as President of Quantum Composites. From 2000 through 2002, he served as President and director of Ballard Generation Systems and Vice President for Ballard Power Systems in Burnaby, British Columbia, Canada. Mr. Kirsch started his career with The Dow Chemical Company, where he spent 19 years and held various positions of increasing responsibility, including global business director of Propylene Oxide and Derivatives and Global Vice President of Electrochemicals.

William B. Lawrence — Before the sale of TRW Inc. to Northrop Grumman in December 2002 and his retirement from TRW in February 2003, Mr. Lawrence served as TRW’s Executive Vice President, General Counsel & Secretary. TRW was a provider of advanced technology products and services for the global automotive, aerospace and information systems markets. Mr. Lawrence first joined TRW in 1976 as counsel specializing in securities and finance. He held positions of increasing responsibility within the TRW law department until his appointment as TRW’s Executive Vice President of Planning, Development and Government Affairs in 1989. In 1997, Mr. Lawrence was named to the additional position of Executive Vice President, General Counsel & Secretary. Mr. Lawrence also serves as a director of Brush Engineered Materials Inc., a manufacturer of high-performance engineered materials.

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

William J. Sharp — Mr. Sharp serves as a consultant to various private equity groups. In 2001, Mr. Sharp retired as President of North American Tire for The Goodyear Tire & Rubber Company, a tire, engineered rubber products and chemicals manufacturer. Mr. Sharp began his career with Goodyear in 1964. Following various assignments in the United States and abroad, he was named director of European Tire Production in 1984. He was appointed Vice President of Tire Manufacturing in 1987 and later Executive Vice President of Product Supply in 1991. In 1992, he became President and General Manager of Goodyear’s European Regional Operations. He was elected President of Goodyear Global Support Operations in 1996. Mr. Sharp is also a director of Jiangsu Xingda Tyre Cord Co. Ltd., a Chinese tire component supplier.

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

Audit Committee Matters

Ferro has a standing Audit Committee of its Board of Directors, which assists the Board with oversight of the integrity of Ferro’s financial statements, Ferro’s compliance with legal and regulatory requirements relating to its financial reports (including the annual Audit Committee report as required by the Securities Exchange Act of 1934), Ferro’s external independent auditors’ qualifications, independence, and performance, the performance of Ferro’s internal audit and risk management functions, compliance with Ferro’s legal and ethical policies and Ferro’s accounting practices and internal controls. The Audit Committee is not, however, responsible for conducting audits, preparing financial statements, or the accuracy of any financial statements or filings, all of which remain the responsibility of management and the independent auditors. The Committee’s charter may be found on Ferro’s website (www.ferro.com).

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

Code of Ethics

Ferro has adopted a series of policies dealing with business conduct and ethics. These policies apply to all Ferro Directors, officers and employees. A summary of these policies may be found on Ferro’s website (www.ferro.com) and the full text of the policies is available in print, free of charge, by writing to: General Counsel, Ferro Corporation, 1000 Lakeside Avenue, Cleveland, Ohio 44114-1147 USA. Under the Audit Committee’s charter, the Committee is charged with responsibility to assure that all exceptions to and waivers of the Company’s ethical and internal control policies are properly disclosed, documented and approved by the Committee and that no employee is disciplined, punished or otherwise disadvantaged as a consequence of reporting in good faith violations of the Company’s policies. Exceptions, waivers and amendments of those policies may be made, if at all, only by the Committee and, in the event any such exceptions, waivers or amendments are granted, a description of the change or event will be posted on Ferro’s website within four business days. Finally, further to assure compliance, Ferro maintains a hotline that allows employees throughout the world to report confidentially any detected violations of these legal and ethical conduct policies consistent with local legal requirements and subject to local legal limitations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish Ferro with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2005 or with respect to such fiscal year, all Section 16(a) filing requirements were met.

Item 11 — Executive Compensation

Executive Compensation

The following table shows on an accrual basis the elements of compensation paid or awarded during 2005, 2004 and 2003 to each person serving as the Chief Executive Officer, the other four highest paid executive officers as of December 31, 2005, and an additional executive officer who would have been among the four highest paid executive officers as of December 31, 2005, but was no longer serving as an executive officer as of such date.

Summary Compensation Table

					Long-Term Compensation
					Stock Options		Performance Shares
						Value	Value		All
Name and						of	of		Other	Total
Principal Position		Annual Compensation			Options	Options	Shares		Compen-	Compen-
Footnote		Salary	Bonus(1)	Other(2)	Awarded(3)	Awarded(4)	Awarded(5)	Payout(6)	sation(7)	sation(8)
Units	Year	$	$	$	Shares	$	$	$	$	$

James F. Kirsch(9)	2005	508,333	254,167	87,507	—	—	484,750	—	18,616	1,353,373
President and	2004	104,167	35,826	9,225	125,000	735,000	—	—	13,171	897,389
Chief Executive Officer	2003	—	—	—	—	—	—	—	—	—
Hector R. Ortino(9)	2005	700,000	173,660	144,504	162,000	826,200	581,700	257,826	60,036	2,743,926
Chairman and	2004	800,000	292,020	171,986	175,000	1,188,250	1,050,400	417,417	111,940	4,032,013
Chief Executive Officer	2003	793,750	336,360	179,637	175,000	1,235,325	850,400	769,907	127,319	4,292,698
James C. Bays	2005	300,000	142,621	30,263	44,000	224,400	116,340	39,779	20,598	874,001
Vice President and	2004	258,000	77,671	34,201	39,000	264,810	183,820	68,624	17,598	904,724
General Counsel	2003	258,000	56,290	17,493	35,000	247,065	127,560	75,346	19,560	801,314
M. Craig Benson(10)	2005	250,000	0	18,847	33,000	168,300	141,547	0	15,565	594,259
Vice President,	2004	229,583	61,305	6,577	20,000	135,800	217,958	0	15,659	666,882
Electronic Materials	2003	215,000	34,061	9,350	7,000	49,413	106,300	99,078	15,268	528,470
Thomas M. Gannon(11)	2005	365,000	57,623	36,628	57,000	290,700	164,815	39,779	23,757	978,302
Vice President and	2004	350,000	110,138	30,344	52,000	353,080	246,844	—	20,571	1,110,977
Chief Financial Officer	2003	224,145	61,430	8,729	50,000	352,950	145,800	—	47,155	840,209
Dale G. Kramer(12)	2005	295,000	78,359	36,670	44,000	224,400	166,754	28,426	19,504	849,113
Vice President,	2004	295,000	74,998	38,303	55,000	373,450	254,722	40,149	18,392	1,095,014
Performance Chemicals	2003	295,000	39,557	22,013	55,000	388,245	180,710	66,571	18,963	1,011,059
Celeste B. Mastin(13)	2005	230,833	50,536	15,340	33,000	168,300	137,669	—	16,845	619,523
Vice President,	2004	181,667	49,666	7,773	11,500	78,085	91,910	—	42,829	451,930
Growth & Development	2003	79,227	8,358	104	—	—	—	—	9,580	97,269

Footnotes to Summary Compensation Table

(1)	Bonuses with respect to fiscal 2005 were paid under the Company’s annual incentive compensation plan. Under such plan, each participant was eligible to receive a bonus of up to 250% of his or her target incentive multiplied by his or her annual salary as of December 31, 2005, or $1,125,000 (250% times 75% times $600,000) with respect to Mr. Kirsch, $1,500,000 (250% times 75% times $800,000) with respect to Mr. Ortino, $337,500 (250% times 45% times $300,000) with respect to Mr. Bays, $281,250 (250% times 45% times $250,000) with respect to Mr. Benson, $456,250 (250% times 50% times $365,000) with respect to Mr. Gannon, $368,750 (250% times 50% times $295,000) with respect to Mr. Kramer, and $292,500 (250% times 45% times $260,000) with respect to Ms. Mastin. The actual amount paid was set at the discretion of the Governance, Nomination & Compensation Committee.

(2)	Amounts in this column include primarily dividends paid on as-yet-unmatured performance shares, above-market interest credited under the Company’s Executive Deferred Compensation Plan and the incremental cost of personal use of Company aircraft for each of the years 2003, 2004 and 2005 as follows:

	2003			2004			2005
		Above	Personal		Above	Personal		Above	Personal
	PSP	Market	Use of	PSP	Market	Use of	PSP	Market	Use of
	Dividends	Interest	Aircraft	Dividends	Interest	Aircraft	Dividends	Interest	Aircraft

James F. Kirsch	—	—	—	—	—	—	$14,500	—	$2,771
Hector R. Ortino	$62,495	$11,176	$83,594	$72,355	$4,413	$51,560	69,093	$8,363	38,797
James C. Bays	8,265	—	—	12,258	559	—	12,122	1,397	—
M. Craig Benson	5,075	—	—	3,640	—	—	12,673	—	—
Thomas M. Gannon	1,740	—	—	8,932	—	—	13,862	—	—
Dale G. Kramer	11,383	—	—	15,631	—	—	16,632	—	—
Celeste B. Mastin	—	—	—	2,030	—	—	6,148	—	—

In addition, the amount reported for Mr. Kirsch includes $45,000 for a country club initiation fee. The method by which the value of personal use of aircraft has been calculated in the table above is different from the method used prior to disclosure of compensation for fiscal 2004. In previous years, the calculation was based on the “standard industry fare level.” In the table above the value is based on the incremental cost to the Company of the air travel. Incremental cost was calculated based on variable operating cost, which includes fuel and other supplies, travel expenses, equipment rental, flight crew expenses, meals and miscellaneous handling charges and expenses. Fixed costs were not included in the calculation of incremental cost because those expenses would have been incurred by the Company regardless of the personal use of the aircraft by Company executives. We have recalculated the amount previously reported for 2003 prior to the proxy relating to fiscal 2004 so that all amounts are reported on a consistent incremental cost basis.

(3)	With the exception of grants made to Mr. Kirsch at the time he joined Ferro on October 18, 2004, and Mr. Gannon at the time he joined Ferro on May 16, 2003, these stock options were granted on February 28, 2003, February 9, 2004 and February 7, 2005.

(4)	For 2005, the grant date present value of $5.10 per option share (or 26.3% of the exercise price) was calculated using the Black-Scholes method of option valuation in accordance with FAS 123R. The model assumes the following: (a) an expected option term of 6.8 years based on average life for exercised options, (b) an interest rate of 3.78% that represents the interest rate on a U.S. Treasury bond with a 7-year maturity, (c) volatility of 29.93%, calculated based on a 3-year historical volatility on the grant date, using daily observations, and (d) the stock’s annual dividend yield based on actual yield at the grant date of 2.99%. No adjustments were made to amounts to reflect forfeitures. The grant date of such options was February 7, 2005, and the exercise price is the closing market price per share on such date.

(5)	The values reported in this column are based on awards made under the Company’s Long-Term Incentive Compensation Plan. The values reported represent the number of performance shares awarded times the market price of Ferro Common Stock on the date of the award. With these awards, the actual number of shares on which the payout will be based for any given three-year performance period will depend upon the level of achievement during such period and can equal up to twice the number of shares awarded. Dividends are paid to recipients of the performance shares during the three-year performance period.

At December 31, 2005, the persons listed above held the following number of performance shares applicable to performance periods not yet completed, valued at the value of the underlying shares at December 31, 2005: Mr. Kirsch, 25,000 shares, valued at $469,000; Mr. Ortino, 110,000 shares, valued at $2,063,600; Mr. Gannon, 23,900 shares, valued at $448,364; Mr. Bays, 19,000 shares, valued at $356,440; Mr. Kramer, 8,500 shares, valued at $159,460 and Ms. Mastin, 10,600 shares, valued at $198,856.

(6)	As described in more detail below under “Performance Share Payouts for 2003-2005,” performance share payouts were made under the Company’s Long-Term Incentive Compensation Plan for the 2003-2005 performance period. Each performance share award under the Company’s Long-Term Incentive Compensation Plan was based on a three-year performance cycle ending on December 31, 2005 and paid out half in cash and half in Common Stock unless deferred by the participant, in which case amounts deferred are credited to the participant’s account and are deemed invested in either Ferro Common Stock and/or Treasury rate-based instrument at the election of the participant.

(7)	This column includes the following amounts for 2005: Company matching contributions under the Savings and Stock Ownership Plan (Mr. Kirsch $5,250, Mr. Ortino $9,000, Mr. Bays $9,013, Mr. Benson $9,071, Mr. Gannon $9,014, Mr. Kramer $9,057, Ms. Mastin $7,017); and Company contributions to the Supplemental Executive Defined Contribution Plan (Mr. Kirsch $13,366, Mr. Ortino $51,036, Mr. Bays $11,585, Mr. Benson $6,494, Mr. Gannon $14,743, Mr. Kramer $10,447, Ms. Mastin $9,828).

(8)	Total Compensation includes amounts in the following columns: Salary, Bonus, Other, Value of Options Awarded, Value of Shares Awarded, Payout and All Other Compensation.

(9)	Hector R. Ortino served as the Company’s Chairman & Chief Executive Officer until his untimely death on November 28, 2005. Upon Mr. Ortino’s death, James F. Kirsch, who had joined the Company’s management team as its President and Chief Operating Officer on October 18, 2004, was named President and Chief Executive Officer. Mr. Kirsch’s actual bonus for 2005 equaled 50% of his base salary in 2005 ($254,167 divided by $508,333). Mr. Kirsch’s 2005 bonus reflects a minimum 50% bonus payout for 2005 (but not for future years) in Mr. Kirsch’s employment agreement.

(10)	Mr. Benson ceased serving as an executive officer of the Company on February 17, 2006 and his employment terminated on February 28, 2006. Pursuant to the terms of his separation agreement, Mr. Benson will not be entitled to any payouts relating to the 2004 and 2005 performance share plan awards.

(11)	Mr. Gannon joined Ferro as its Vice President and Chief Financial Officer in May 2003.

(12)	Mr. Kramer ceased serving as an executive officer of the Company in November 2005 and his employment with the Company terminated on March 31, 2006. Pursuant to the terms of his separation agreement, Mr. Kramer will not be entitled to any payouts relating to the 2004 and 2005 performance share plan awards.

(13)	Ms. Mastin joined the Company in July 2003.

Performance Share Awards and Payouts

The following table sets forth information relating to performance share awards under the 2003 Long-Term Incentive Compensation Plan during 2005 to each of the executive officers of Ferro named in the Summary Compensation Table:

Performance Share Awards in 2005

				Estimated Future Payouts in Shares(1)
				Threshold	Target	Maximum
	Number of		Performance	Performance	Performance	Performance
Name	Shares	Grant Date	Period	(25%)	(100%)	(200%)

James F. Kirsch	25,000	February 7, 2005	2005-2007	6,250	25,000	50,000
Hector R. Ortino	30,000	February 7, 2005	2005-2007	7,500	30,000	60,000
James C. Bays	6,000	February 7, 2005	2005-2007	1,500	6,000	12,000
M. Craig Benson	7,300	February 7, 2005	2005-2007	1,825	7,300	14,600
Thomas M. Gannon	8,500	February 7, 2005	2005-2007	2,125	8,500	17,000
Dale G. Kramer	8,600	February 7, 2005	2005-2007	2,150	8,600	17,200
Celeste B. Mastin	7,100	February 7, 2005	2005-2007	1,775	7,100	14,200

(1)	Messrs. Kirsch, Ortino, Bays, and Gannon and Ms. Mastin have performance measurements based on cumulative earnings per share and cumulative sales revenue. Any performance shares award payout relating to Mr. Ortino will be prorated and paid to his estate. Pursuant to the terms of the separation agreements, Messrs. Benson and Kramer will not receive any performance share payouts relating to the 2005-2007 performance period.

Each of the awards listed above has a three-year performance cycle ending on December 31, 2007. The participant must continue to be an employee of Ferro until the end of the performance period in order to qualify for payment. However, if a participant dies, is disabled or retires, a pro rata payment is made at the end of the performance period based upon the portion of the performance period during which the participant was employed. Also, in the case of a change in control and termination of employment, a cash payment is paid at target performance at the time of the change in control equal to (1) the aggregate value of performance share awards based on the remaining term in the executive’s employment or change in control agreement and the portion of the performance period that expired prior to the change in control minus (2) the value of performance share payments actually made.

The following table sets forth information relating to the performance matrix and actual performance share payouts under the 2003 Long-Term Incentive Compensation Plan for the 2003-2005 performance period to each of the executive officers named in the Summary Compensation Table. Each award under the Performance Share Plan was based on a three-year performance cycle ending on December 31, 2005.

Performance Share Payouts for 2003-2005

				2005 Payouts(1)(2)(3)
	Performance Matrix				Cash
	Threshold	Target	Maximum		Value of	Total
Name	(25%)	(100%)	(200%)	Cash	Shares	Value

James F. Kirsch	—	—	—	—	—	—
Hector R. Ortino	10,000	40,000	80,000	$128,926	$128,900	$257,826
James C. Bays	1,500	6,000	12,000	19,890	19,889	39,779
M. Craig Benson	1,250	5,000	10,000	0	0	0
Thomas M. Gannon	1,500	6,000	12,000	19,890	19,889	39,779
Dale G. Kramer	2,125	8,500	17,000	0	0	28,426
Celeste B. Mastin	—	—	—	—	—	—

(1)	Messrs. Ortino, Bays and Gannon had performance measurements based on corporate earnings per share growth, sales revenue growth and financial leverage ratios. Messrs. Benson and Kramer had performance measurements based on both the corporate measures described in the preceding sentence and measurements specific to their respective operating groups. Mr. Kirsch and Ms. Mastin were not participants in the 2003-2005 Performance Share Plan.

(2)	2005 payouts were paid one-half in cash and one-half in shares and are rounded. The value of shares is the number of shares times the average closing share price for the days in which the shares traded during the first 10 calendar days of December 2005.

(3)	Mr. Ortino elected to defer 30% of the value of his payout; however, due to his death the amount was paid to his designated beneficiaries. Mr. Kramer elected to defer 100% of his payout under the Company’s Executive Deferred Compensation Plan. Under this Plan, amounts deferred are credited to the participant’s account and are deemed invested in either Ferro Common Stock and/or Treasury rate-based instrument at the election of the participant. The participant’s account is distributed in cash and/or Ferro Common Stock.

Stock Option Grants, Exercises and Year-End Values

The following table sets forth information with respect to each of the executive officers of Ferro named in the Summary Compensation Table regarding grants under the 2003 Long-Term Incentive Compensation Plan during the fiscal year ended December 31, 2005:

Option Grants in 2005

		Percentage
		of Total
		Options Granted
		to Employees
	Options	in Fiscal			Present Value at
Name	Granted(1)	2005	Exercise Price	Expiration Date	Date of Grant(2)

James F. Kirsch	0	—	—	—	—
Hector R. Ortino	162,000	21.6%	$19.39	February 7, 2015	826,200
James C. Bays	44,000	5.9%	19.39	February 7, 2015	224,400
M. Craig Benson	33,000	4.4%	19.39	February 7, 2015	168,300
Thomas M. Gannon	57,000	7.6%	19.39	February 7, 2015	290,700
Dale G. Kramer	44,000	5.9%	19.39	February 7, 2015	224,400
Celeste B. Mastin	33,000	4.4%	19.39	February 7, 2015	168,300

(1)	Stock options have a maximum term of ten years and vest evenly over four years on the anniversary of the grant date. In the case of death, retirement, disability or change in control, the options become 100% vested and exercisable.

(2)	For 2005, the grant date present value of $5.10 per option share (or 26.3% of the exercise price) was calculated using the Black-Scholes method of option valuation in accordance with FAS 123R. The model assumes the following: (a) an expected option term of 6.8 years based on average life for exercised options, (b) an interest rate of 3.78% that represents the interest rate on a U.S. Treasury bond with a 7-year maturity, (c) volatility of 29.93%, calculated based on a 3-year historical volatility on the grant date, using daily observations, and (d) the stock’s annual dividend yield based on actual yield at the grant date of 2.99%. No adjustments were made to amounts to reflect forfeitures. The grant date of such options was February 7, 2005, and the exercise price is the closing market price per share on such date.

The following table sets forth for each of the executive officers of Ferro named in the Summary Compensation Table the exercises of stock options under Ferro stock option plans during the year ended December 31, 2005:

Option Exercises and Vesting in 2005

					Value of Unexercised
	Shares	Value	Number of Unexercised		‘‘In-the-Money” Options
	Acquired	Realized	Options at December 31, 2005		at December 31, 2005(1)
Name	on Exercise	on Exercise	Exercisable	Not Exercisable	Exercisable	Not Exercisable

James F. Kirsch	0	0	31,250	233,750	$0	$0
Hector R. Ortino(2)	0	0	1,031,000	0	18,200	0
James C. Bays	0	0	61,000	121,000	0	0
M. Craig Benson	0	0	29,000	54,000	1,430	0
Thomas M. Gannon	0	0	38,000	159,500	0	0
Dale G. Kramer	0	0	92,896	0	1,430	0
Celeste B. Mastin	0	0	2,875	57,125	0	0

(1)	Value of unexercised “in-the-money” options is based on Ferro’s NYSE closing Common Stock price on December 30, 2005 of $18.76.

(2)	All of Mr. Ortino’s options became immediately vested and exercisable as a result of his death on November 28, 2005, pursuant to the terms of the Plan covering such options. The options are currently held by the estate of Mr. Ortino.

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

Assumed
Regular	Years of Service at Age 65 With Retirement in 2005
Compensation	15	20	25	30	35

$200,000	$44,378	$59,171	$73,963	$88,756	$88,756
400,000	94,378	125,837	157,297	188,756	188,756
600,000	144,378	192,504	240,630	288,756	288,756
800,000	194,378	259,171	323,963	388,756	388,756
1,000,000	244,378	325,837	407,297	488,756	488,756
1,200,000	294,378	392,504	490,630	588,756	588,756
1,400,000	344,378	459,171	573,963	688,756	688,756
1,600,000	394,378	525,837	657,297	788,756	788,756
1,800,000	444,378	592,504	740,630	888,756	888,756
2,000,000	494,378	659,171	823,963	988,756	988,756
2,200,000	544,378	725,837	907,297	1,088,756	1,088,756
2,400,000	594,378	792,504	990,630	1,188,756	1,188,756
2,600,000	644,378	859,171	1,073,963	1,288,756	1,288,756

Under the Retirement Program,* an eligible participant who retires at age 65 with at least 30 years of service will receive a monthly benefit equal to 50% of the monthly average of the participant’s highest five consecutive calendar years of compensation (includes base salary, bonuses and incentive compensation substantially equivalent to salary, bonus and performance shares as reflected in the Summary Compensation Table), reduced for 50% of the monthly primary social security benefits. Benefits are subject to reduction for service of less than 30 years and for commencement prior to age 60 for elected officers. Service in excess of 30 years is not taken into account for accrual of retirement benefits. Benefits are payable in a life annuity form with 120 monthly payments guaranteed unless the benefits under the Nonqualified Plan are commuted and paid in a single sum. Furthermore, the benefits payable under the Nonqualified Plan to an eligible participant are conditioned upon the execution of, and compliance with, a non-competition, non-solicitation, non-disparagement and confidentiality agreement.

The five-year average covered compensation for the individuals listed in the Summary Compensation Table was: Mr. Ortino ($1,897,068), Mr. Bays ($392,306), Mr. Benson ($308,169), Mr. Gannon ($402,705) and Mr. Kramer ($354,957). As of December 31, 2005, Messrs. Ortino, Bays, Benson, Gannon and Kramer had 34, 4, 18, 2 and 6 whole years of service, respectively. Mr. Kirsch and Ms. Mastin were hired after June 30, 2003 and therefore they are not eligible for participation in the Retirement Program.

The employment of Messrs. Ortino, Benson and Kramer has terminated. Retirement Program benefits relating to Mr. Ortino have been paid partially in a lump sum payment and partially in the form of monthly payments to his beneficiary. Retirement Program benefits of Mr. Benson have been paid partially in a lump sum payment, with the other part to be paid in the form of monthly payments to commence later. Retirement Program benefits of Mr. Kramer have been paid partially in two lump sum payments during 2006 and the balance will be paid in monthly payments in the future.

*	Effective April 1, 2006, the Company’s U.S. defined benefit pension program for salaried and certain hourly employees has been changed. Under the program changes announced February 15, 2006, benefits accrued for active employees who were participating in the defined benefit program have been frozen as of March 31, 2006. (This freeze will not affect the benefits of current retirees, former employees or employees hired on or after July 1, 2003.) From April 1, 2006, the affected employees will join salaried and certain hourly employees in the United States who were hired on or after July 1, 2003 in receiving an additional contribution each year from the Company to an existing defined contribution plan.

Non-Qualified Deferred Compensation Plans

The following table sets forth information regarding non-qualified deferred compensation plans with respect to each of the executive officers named in the Summary Compensation Table for 2005:

					Aggregate
				Aggregate	Balance at
	Executive	Company	Aggregate	Withdrawals /	December 31,
Name	Contributions(1)	Contributions(2)	Earnings(3)	Distributions	2005

James F. Kirsch	$0	$13,366	$0	$0	$13,366
Hector R. Ortino	417,417	51,036	2,581	226,400	1,348,312
James C. Bays	0	11,585	1,205	0	91,301
M. Craig Benson	0	6,494	(5,208)	0	32,422
Thomas M. Gannon	0	14,743	(2,080)	0	25,099
Dale G. Kramer	0	10,447	(21,613)	0	118,045
Celeste B. Mastin	0	9,828	(551)	0	12,570

(1)	Mr. Ortino’s contribution represents the deferral of his performance share payout for the 2002 — 2004 performance period, which would have been paid during 2005. This amount appears in Mr. Ortino’s 2004 compensation in the “Payout” column of the Summary Compensation Table on page 78.

(2)	Such amounts also appear as part of such officer’s 2005 compensation in the “All Other Compensation” of the Summary Compensation Table on page 78.

(3)	Aggregate Earnings in 2005 consist of interest, dividends, gains and/or losses.

The non-qualified deferred compensation plans in this table consist of the Ferro Corporation Executive Employee Deferred Compensation Plan (“Executive Deferred Compensation Plan”) and the Ferro Corporation Supplemental Executive Defined Contribution Plan (“Supplemental Plan”).

Under the Executive Deferred Compensation Plan, participants may elect to defer a percentage of their annual salary, as well as their annual bonus and/or performance share payout, to be paid at a certain time specified by the participant consistent with the terms of the Executive Deferred Compensation Plan. The amounts that were deferred in 2005 are listed under Executive Contributions in the table. There are no Company Contributions under the Executive Deferred Compensation Plan.

Under the Supplemental Plan, participants may receive a supplemental matching contribution and/or a supplemental basic pension contribution. These are contributions that would have been made to the account of a participant in the Ferro Corporation Savings and Stock Ownership Plan (a 401(k) and employee stock ownership plan, the “SSOP”) but for the application of IRS limits. The supplemental basic pension contribution in 2005 applied to participants who were hired on or after July 1, 2003, the date as of which new participation in Ferro’s Retirement Program ceased (Mr. Kirsch and Ms. Mastin in the table). There are no employee contributions under the Supplemental Plan.

Executive Employment Agreement and Change in Control Agreements

The Company is party to an employment agreement with Mr. Kirsch, which was entered into on October 18, 2004 in connection with his appointment as President and Chief Operating Officer. On November 30, 2005, Mr. Kirsch was named President and Chief Executive Officer following Mr. Ortino’s untimely death. The employment agreement has an initial term ending December 31, 2007 and is renewable for one-year periods thereafter. Mr. Kirsch’s initial base salary for 2004 was $500,000 and he was eligible for an annual bonus payment of up to 60% of his base salary. He was guaranteed a bonus of at least 50% of his base salary actually paid in 2004 and 2005. When Mr. Kirsch was named President and Chief Executive Officer on November 30, 2005, the Board increased his base salary to $600,000 and his target bonus to 75% of his base salary. Mr. Kirsch is also eligible for awards under the Company’s 2003 Long-Term Incentive Compensation Plan, including awards of stock options and performance shares, as and to the extent determined by the Governance, Nomination & Compensation Committee of the Board, and to participate in other benefit plans generally available to senior management.

The agreement is terminable upon death, disability, “for cause” or upon voluntary termination. If Mr. Kirsch’s employment were to end on account of a “Termination Without Cause” (as such term is defined in his employment agreement), the Company would be obligated (1) to pay Mr. Kirsch a lump sum severance payment equal to two times his full year’s compensation (base salary plus targeted annual bonus), (2) to provide him continued participation in Ferro’s employee benefit programs for up to 24 months, (3) to provide him outplacement services, and (4) to reimburse him for legal fees he incurs as a result of his termination of employment. The Company’s payment and benefit continuation obligations will cease if Mr. Kirsch breaches any of his agreements contained in the Company’s standard employee confidentiality agreement or if Mr. Kirsch declines to sign and return, or revokes, a release agreement containing the Company’s standard noncompetition, nonsolicitation, nondisparagement and confidentiality provisions the Company ordinarily requires of executives who receive additional benefits or payments on termination of employment.

If Mr. Kirsch’s employment is terminated under the Change of Control Agreement (defined below), then the terms of the Change of Control Agreement, and not the employment agreement, will govern.

Ferro is also a party to change in control agreements (the “Change in Control Agreements”) with Messrs. Bays, Gannon and Ms. Mastin. The purpose of these agreements is to reinforce and encourage each officer’s continued attention and dedication to his assigned duties without distraction in the face of solicitations by other employers and the potentially disturbing circumstances arising from the possibility of a change in control of Ferro. Under the respective Change in Control Agreements, if there were a change in control of the Company and the executive’s employment were terminated, the Company would be obligated (1) to pay Messrs. Kirsch, Bays, Gannon and Ms. Mastin a lump sum severance payment equal to two times the executive’s full year’s compensation (base salary plus targeted annual bonus) and (2) to provide the executives with continued participation in Ferro’s employee benefit programs for up to 24 months. These agreements limit the executives’ right to compete against Ferro after the termination of employment. The Change in Control Agreements are not employment agreements. (Mr. Kramer’s Change in Control Agreement terminated when his employment with the Company terminated on March 31, 2006.)

Director Compensation

Each Director (other than Directors who are Company employees) is paid an annual fee of $30,000 and an attendance fee of $1,500 per day for meetings of the Board and $1,000 for committee meetings. The Chairs of the Audit Committee and the Governance, Nomination & Compensation Committee are paid an additional annual fee of $20,000 each, and the Chairs of the Finance and Technology Strategy Committees are paid an additional fee of $4,000 each. In addition, in each of 2004 and 2005, Ferro granted each Director (other than Mr. Kirsch and the Company’s former Chairman & Chief Executive Officer, Hector R. Ortino) an option to purchase 7,000 shares of Common Stock under the 2003 Long-Term Incentive Compensation Plan.

Directors may defer their fees into a Ferro Common Stock account. Amounts so deferred are invested in shares of Ferro Common Stock and dividends on those shares are reinvested in additional shares of Ferro Common Stock. Ferro distributes the shares credited to a Director’s deferred account after he or she ceases to be a Director.

During 2005, the Board of Directors met 11 times, the Audit Committee met 26 times, the Finance Committee met five times, the Governance, Nominating & Compensation Committee met twice, and the Technology Strategy Committee met once.

Director fees for 2005 were as follows:

					Non-Stock
	Total		Fees Paid in	Stock Option	Incentive	All Other
Name	Fees	Fees Deferred	Cash	Awards	Compensation	Compensation

Michael H. Bulkin	$68,500	$68,500	$0	7,000	0	0
Sandra Austin Crayton	53,000	0	53,000	7,000	0	0
Jennie S. Hwang	75,000	75,000	0	7,000	0	0
James F. Kirsch(1)(2)	0	0	0	0	0	0
William B. Lawrence	93,500	0	93,500	7,000	0	0
Michael F. Mee	57,500	57,500	0	7,000	0	0
Hector R. Ortino(1)(2)	0	0	0	0	0	0
William J. Sharp	77,000	77,000	0	7,000	0	0
Dennis W. Sullivan	74,000	74,000	0	7,000	0	0
Padmasree Warrior(3)	21,500	0	21,500	7,000	0	0
Alberto Weisser	64,000	64,000	0	7,000	0	0

(1)	Neither Mr. Ortino nor Mr. Kirsch were paid any fees for their service as Directors because they were employees of the Company.

(2)	Mr. Ortino died on November 28, 2005, and was succeeded on the Board by Mr. Kirsch.

(3)	Ms. Warrior resigned as a Director on June 23, 2005, due to the time commitment required by her other professional responsibilities.

Governance, Nomination & Compensation Committee Interlocks and Insider Participation

During 2005, no officer or employee of Ferro served as a member of the Governance, Nomination & Compensation Committee. Also, during 2005, there were no interlocking relationships (as described in Item 402(j) of SEC Regulation S-K) between members of the Governance, Nomination & Compensation Committee and Ferro.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

Stock Ownership by Directors, Executive Officers and Employees

Ferro encourages share ownership by its Directors and executive officers and has ownership guidelines based on base compensation or fees and position within the Company. The information below shows beneficial ownership of Ferro Common Stock by (i) each Director, (ii) each executive officer named in the Summary Compensation Table under Item 11 above, and (iii) all Directors and executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares and such person’s address is c/o Ferro Corporation, 1000 Lakeside Avenue, Cleveland, Ohio 44114. (The information set forth below is as of September 14, 2006.)

		Shares Underlying
	Shares of Common	Options Exercisable		Series A ESOP
	Stock Owned Directly	Within 60 Days of		Convertible
	or Indirectly	Record Date	Total Common Stock	Preferred

Michael H. Bulkin	26,626	23,000	49,626	0
Sandra Austin Crayton	12,533	26,750	39,283	0
Jennie S. Hwang	11,670	13,000	24,670	0
James F. Kirsch(1)	108,500	62,500	171,000	0
William B. Lawrence	8,131	18,000	26,131	0
Michael F. Mee	13,605	15,500	29,105	0
William J. Sharp	20,808	23,000	43,808	0
Dennis W. Sullivan	29,916	26,750	56,666	0
Alberto Weisser	13,836	15,500	29,336	0
Officers Named in Summary Compensation Table
James C. Bays(1)	46,228	98,000	144,228	0
M. Craig Benson	6,125	46,500	52,625	0
Thomas M. Gannon(1)	42,523	77,750	120,273	0
Dale G. Kramer	9,836	92,896	102,732	0
Celeste B. Mastin(1)	31,100	14,000	45,100	0
Hector R. Ortino(1)	156,302	1,031,000	1,187,302	0
16 Directors and Executive Officers as a Group(2)	462,491	452,525	915,016	0

(1)	Shares reported above include 108,500, 36,000, 31,300, 70,000 and 31,100 shares awarded to Messrs. Kirsch, Bays, Gannon, Ortino and Ms. Mastin, respectively, with regard to the 2004-2006, 2005-2007 and 2006-2008 (all of which shares are subject to forfeiture under the former Performance Share Plan and/or the 2003 Long-Term Incentive Compensation Plan), but do not include 730, 1,505, 1,371 and 687 “phantom” shares held for the accounts of Messrs. Kirsch, Bays and Gannon, and Ms. Mastin respectively, in the Supplemental Executive Defined Contribution Plan.

(2)	Shares of former executive officers (Messrs. Ortino, Benson and Kramer) are not included in these totals.

As a group, current Directors and officers have beneficial ownership of 2.12% of our outstanding Common Stock. (This percentage includes shares that would be issued if the Directors and officers exercised all stock options vested within 60 days after the record date for the Annual Meeting.) Mr. Ortino, who owned 2.71% of the outstanding Common Stock, was the only Director or executive officer who owned more than 1.0% of the outstanding shares. (None of our current Directors or executive officers own any of the outstanding shares of Series A ESOP Convertible Preferred Stock.)

Stock Ownership by Other Major Shareholders

The following table sets forth information about each person known by us to be the beneficial owner of more than 5% of Ferro’s outstanding Common Stock or stock convertible into Common Stock.

	Nature and Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock

Mario J. Gabelli and related entities(1)	5,404,448 Shares	12.9%
One Corporate Center	of Common Stock
Rye, New York 10017
Mac-Per-Wolf Company(2)	2,493,800 Shares	6.0%
311 S. Wacker Dr. Suite 6000	of Common Stock
Chicago, Illinois 60606
T. Rowe Price Associates, Inc. and related entities(3)	2,476,180 Shares	5.9%
100 E. Pratt Street	of Common Stock
Baltimore, Maryland 02109
DePrince, Race & Zollo, Inc.(4)	2,334,800 Shares	5.5%
250 Park Ave. South, Suite 250	of Common Stock
Winter Park, Florida 32789
Wellington Management Company, LLP and related entities(5)	2,255,900 Shares	5.4%
75 State Street	of Common Stock
Boston, Massachusetts 02109
JPMorgan Chase Bank N.A., Trustee(6)	591,462 Shares	1.4%
Under the Ferro Corporation	of Common Stock
Defined Contribution Master Trust	380,159 Shares
	of Convertible
	Preferred Stock

(1)	We obtained the information regarding share ownership from Schedule 13D/A filed May 24, 2005, by Mario J. Gabelli and related entities. Such reporting persons reported sole voting power as to 5,127,948 shares and sole dispositive power as to 5,404,448 shares as of May 19, 2005.

(2)	We obtained the information regarding share ownership from the Schedule 13G filed on February 15, 2006 by Mac-Per-Wolf Company (“MPW”), which reported shared voting and dispositive power as to 2,431,000 shares and sole voting and dispositive power as to 62,800 shares as of December 31, 2005, and the Schedule 13G filed on February 14, 2006 by Janus Capital Management LLC (“Janus”), which reported shared voting and dispositive power as to 2,431,000 shares as of December 31, 2005.

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

(3)	We obtained the information regarding share ownership from the Schedule 13G filed on February 14, 2006, by T. Rowe Price Associates, Inc., which reported sole voting power as to 420,320 shares and sole dispositive power as to 2,476,180 shares as of December 31, 2005.

(4)	We obtained the information regarding share ownership from the Schedule 13G filed on September 7, 2006, by DePrince, Race & Zollo, Inc., which reported sole voting and dispositive power as to such shares as of August 31, 2006.

(5)	We obtained the information regarding share ownership from the Schedule 13G/A filed on February 14, 2006, by Wellington Management Company, LLP, which reported shared voting power as to 2,255,900 shares and shared dispositive power as to 1,253,800 shares as of December 31, 2005.

(6)	The beneficial owners of the Defined Contribution Master Trust are those of our employees and former employees who participate in the Ferro Corporation Savings and Stock Ownership Plan and the Ferro Corporation Bargaining Unit 401(k) Plan. The Trustee votes the shares in the Plan in accordance with the participants’ instructions. The Convertible Preferred Stock is a convertible class of stock that is held in the Plan trust and is non-transferable. When a participant receives a distribution of his or her account balance, the participant receives either Common Stock or cash. Each share of the Convertible Preferred Stock carries one vote and votes together with the Common Stock on most matters. At September 14, 2006, the 380,159 shares of Convertible Preferred Stock were convertible into 987,958 shares of Common Stock, representing approximately 2.26% of the combined number of shares of Common Stock and Convertible Preferred Stock outstanding.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 regarding the number of shares issued and available for issuance under Ferro’s equity compensation plans.

	Number of Shares to			Number of Shares
	be Issued on	Weighted Average		Remaining Available
	Exercise of	Exercise Price of		for Future Issuance
	Outstanding Options,	Outstanding Options,		under Equity
Equity Compensation Plan	and Other Awards	and Other Awards		Compensation Plans(1)

Approved by Ferro Shareholders(2)	4,752,900 Shares	$22.19		914,225 Shares(4)
Not Approved by Ferro Shareholders(3)	134,830 Shares	$24.96		0 Shares

Total	4,887,730 Shares	$22.23	(5)	914,225 Shares

(1)	Excludes shares listed in the second column.

(2)	Includes options issued under the Company’s 2003 Long-Term Incentive Compensation Plan.

(3)	Includes options granted in excess of 100,000 shares to the Chief Executive Officer and phantom units issued under the Company’s Executive Employee Deferred Compensation Plan and Supplemental Executive Defined Contribution Plan.

(4)	As indicated in the summary of the 2006 Long-Term Incentive Plan, no further grants of these shares will be offered if the Plan is approved.

(5)	Weighted-average exercise price of outstanding options; excludes phantom units.

Set forth below is a description of the material features of each plan that were not approved by Ferro shareholders:

•	Stock Options. On February 11, 2002 and February 9, 2001, respectively, the Board granted Mr. Ortino 155,000 and 122,000 options to purchase shares. Of this amount, options for 100,000 shares each year were granted under the 1985 Employee Stock Option Plan approved by shareholders and the remaining options were approved and granted by the Board from available treasury shares. The options granted in 2002 have an exercise price of $25.50 and the options granted in 2001 have an exercise price of $23.60. Both grants have a maximum term of ten years and vest evenly over four years on the anniversary of the grant date.

•	Executive Employee Deferred Compensation Plan. The Executive Employee Deferred Compensation Plan allows participants to defer up to 75% of annual base salary and up to 100% of incentive cash bonus awards and cash performance share payouts. Participants may elect to have all or a portion of their deferred compensation accounts deemed to be invested in shares of Ferro Common Stock, and credited with hypothetical appreciation, depreciation, and dividends. When distributions are made from this Plan in respect of such shares, the distributions are made in actual shares of Ferro Common Stock.

•	Supplemental Executive Defined Contribution Plan. The Supplemental Executive Defined Contribution Plan allows participants to be credited annually with matching and basic pension contributions that they would have received under the Company’s 401(k) plan except for the applicable IRS limitations on compensation and contributions. Contributions vest at 20% for each year of service, are deemed invested in Ferro Common Stock and earn dividends. Distributions are made in Ferro Common Stock or in cash.

Item 13 — Certain Relationships and Related Transactions

There are no relationships or transactions that are required to be reported.

Item 14 — Principal Accountant Fees and Services

The Audit Committee has sole responsibility for appointing the Company’s independent registered public accounting firm. On May 12, 2006, Audit Committee dismissed KPMG LLP, which had served as Ferro’s auditors for the fiscal year ended December 31, 2004 and prior years, as the Company’s independent registered public accounting firm and appointed Deloitte & Touche LLP to serve in that capacity for the fiscal year ended December 31, 2005.

Fees

The Audit Committee has sole responsibility, in consultation with management, for approving the terms and fees for the engagement of the independent registered public accounting firm for audits of Ferro’s financial statements. In addition, the Audit Committee has sole responsibility for determining whether and under what circumstances Ferro’s independent registered public accounting firm may be engaged to perform audit-related services and must pre-approve any non-audit related service performed by the independent registered public accounting firm. Under no circumstances is our independent registered public accounting firm permitted to perform services of the nature described in Section 201 of the Sarbanes-Oxley Act.

Since May 6, 2003, all of the services provided by the Company’s independent registered public accounting firm have been approved in accordance with the pre-approval procedures described above.

For the years ended December 31, 2005 and December 31, 2004, Deloitte & Touche LLP and KPMG LLP billed the Company fees as follows:

Year	Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Services

2005	Deloitte & Touche LLP	$6,717,000	$0	$0	$0
2004	KPMG LLP	$15,188,211	$2,345,000	$0	$0

Audit Fees with respect to 2004 were higher than usual due to the extensive work done by KPMG LLP in connection with the restatement of the Company’s financial statements for fiscal year ended December 31, 2003 and the fiscal quarter ended March 31, 2004 that resulted from the Company’s independent investigations of accounting irregularities and related matters and an increased scope of work for the 2004 audit.*( The 2004 Audit Fees also included, for the first time, an audit of our internal controls over financial reporting and management’s assessment of the effectiveness of those controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, after the date that the 2004 Audit Fees were reported in the Company’s last proxy statement, the Company was billed an additional $2,685,211 by KPMG LLP with respect to audit services provided in respect of 2004. Taken together, these factors, which are detailed in the table below, led to the significant increase in Audit Fees from 2003 to 2004:

Restatement of Financial	Audit of 2004 Financial	Sarbanes-Oxley
Statements	Statements	Section 404 Audits

$2,302,000	$6,154,513	$6,643,698

The “Audit-Related Fees” for 2004 related principally to work performed by KPMG LLP with respect to support of the Company’s independent investigation of accounting irregularities and related matters, which amounted to $2,216,000.

The Audit Committee has reviewed all non-audit services described above and has concluded that the provision of these non-audit services is compatible with maintaining the independent registered accounting firms’ independence.

(* For a more complete description of the internal investigation and the ensuing audit and restatement process, please see the discussion under the heading “Restatement” on pages 3 to 8 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

(a) The following consolidated financial statements of Ferro Corporation and its subsidiaries, are submitted herewith:

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(b) Exhibits:

The exhibits listed in the attached Exhibit Index are filed pursuant to Item 15 (c) of Form 10-K.

(c) The following additional information for the years 2005, 2004 and 2003, is submitted herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Securities and Exchange Commission, or the required information is included in notes to consolidated financial statements. Financial Statement Schedule II, together with the Reports of Independent Registered Public Accounting Firms, are contained on pages 91, 95 and 96 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2006
FERRO CORPORATION

By:	/s/ James F. Kirsch
James F. Kirsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 29th day of September 2006.

/s/ James F. Kirsch James F. Kirsch	President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Gannon Thomas M. Gannon	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael H. Bulkin Michael H. Bulkin	Director

/s/ Sandra Austin Crayton Sandra Austin Crayton	Director

/s/ Jennie S. Hwang Jennie S. Hwang	Director

/s/ William B. Lawrence William B. Lawrence	Director

/s/ Michael F. Mee Michael F. Mee	Director

/s/ William J. Sharp William J. Sharp	Director

/s/ Dennis W. Sullivan Dennis W. Sullivan	Director

/s/ Alberto Weisser Alberto Weisser	Director

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2005, 2004, and 2003

		Additions
	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period
	(Thousands of dollars)

Allowance for Doubtful Accounts:
					747	(b)
Year ended December 31, 2005	$9,244	1,799	—		2,777	(a)	$7,519

					(560	)(b)
Year ended December 31, 2004	$9,020	3,650	(314	)(c)	3,672	(a)	$9,244

					(646	)(b)
Year ended December 31, 2003	$11,614	1,218	(385	)(c)	4,073	(a)	$9,020

Accrued Repairs and Maintenance:
					226	(b)
Year ended December 31, 2005	$2,461	4,453	—		3,794		$2,894

					(149	)(b)
Year ended December 31, 2004	$3,091	3,341	—		4,120		$2,461

					(390	)(b)
Year ended December 31, 2003	$2,270	4,007	—		3,576		$3,091

Notes:	(a) Accounts written off, less recoveries

(b)	Adjustment with respect to differences in rates of exchange

(c)	Acquisitions and divestitures

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

(4) Instruments defining rights of security holders, including indentures

(a) The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

(b) Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

(c) Form of Global Note (9 1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated here by reference.)

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

(d) Schedule I containing a written description of stock option granted to Hector R. Ortino.*

(e) Form of Indemnification Agreement. (Reference is made to Exhibit 10(f) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)*

(f) Employment Agreement between Ferro Corporation and James F. Kirsch. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 19, 2004, which Exhibit is incorporated here by reference.)*

(g) Form of Executive Employment Contract. (Reference is made to Exhibit 10(g) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)*

(h) Form of Change in Control Agreement. (Reference is made to Exhibit 10(h) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*

(i) Schedule II listing the officers with whom Ferro had entered into executive employment agreements and change in control agreements which were effective during and/or subsequent to 2004.*

(j) Ferro Corporation Supplemental Executive Defined Contribution Plan. (Reference is made to Exhibit 10(j) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*

(k) Ferro Corporation Executive Employee Deferred Compensation Plan. (Reference is made to Exhibit 10(k) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.) *

(l) Ferro Corporation Supplemental Executive Defined Benefit Plan. (Reference is made to Exhibit 10(l) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*

(m) Ferro Corporation Deferred Compensation Plan for Non-Employee Directors, Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement, and a First Amendment to Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10(l) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.)*

(n) Separation Agreement and Release between Ferro Corporation and Dale G. Kramer. (Reference is made to Exhibit 10(n) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*

(o) Separation Agreement and Release between Ferro Corporation and M. Craig Benson. (Reference is made to Exhibit 10(o) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*

(p) Receivables Purchase Agreement, dated as of September 28, 2000, among Ferro Finance Corporation, Ciesco L. P. as the Investor, Citicorp North America, Inc. as the Agent, Ferro Electronic Materials as an Originator and Ferro Corporation as Collection Agent and Originator. (Reference is made to Exhibit 10(m) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated here by reference.) Amendment to Receivables Purchase Agreement, dated as of February 28, 2002, among Ferro Finance Corporation as Seller, Corporate Asset Funding Company, Inc. as Investor and assignee of CIESCO L.P., Ferro Electronic Materials, Inc. as an Originator, Ferro Corporation as Originator and Collection Agent, and Citicorp North America, Inc. as Agent. (Reference is made to Exhibit 10(m)(1) to Ferro Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, which Exhibit is incorporated here by reference.)

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

(12) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(21) List of Subsidiaries.

(23.1) Consent of Independent Registered Public Accounting Firm.

(23.2) Consent of Independent Registered Public Accounting Firm.

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