Form 10-Q
period 2005-03-31
FERRO CORP
filed 2006-11-03
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
At September 29, 2006, there were 42,758,302 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands,
	except per share amounts)
Net sales	$461,674	$461,583
Cost of sales	368,716	359,909
Selling, general and administrative expenses	83,561	81,279
Other expense (income):
Interest expense	11,028	10,135
Foreign currency transactions, net	767	1,759
Gain on sale of businesses	—	(5,195)
Miscellaneous income, net	(1,828)	(221)

(Loss) income before taxes	(570)	13,917
Income tax (benefit) expense	(1,153)	4,918

Income from continuing operations	583	8,999
Discontinued operations:
Loss on disposal of discontinued operations, net of tax	(65)	(39)

Net income	518	8,960
Dividends on preferred stock	387	450

Net income available to common shareholders	$131	$8,510

Per common share data
Basic earnings:
From continuing operations	$0.00	$0.20
From discontinued operations	0.00	0.00

	$0.00	$0.20

Diluted earnings:
From continuing operations	$0.00	$0.20
From discontinued operations	0.00	0.00

	$0.00	$0.20

Dividends	$0.145	$0.145

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,621	$13,939
Accounts and trade notes receivable, net	189,664	184,470
Notes receivable	125,176	114,030
Inventories	235,769	220,126
Deferred income taxes	46,712	45,647
Other current assets	27,511	34,137

Total current assets	640,453	612,349
Property, plant and equipment, net	579,532	598,719
Intangibles, net	413,355	412,507
Deferred income taxes	48,051	46,696
Other non-current assets	59,500	63,166

Total assets	$1,740,891	$1,733,437

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable and current portion of long-term debt	$11,215	$9,674
Accounts payable	262,328	260,215
Income taxes	781	3,609
Accrued payrolls	34,592	31,468
Accrued expenses and other current liabilities	93,541	96,017

Total current liabilities	402,457	400,983
Long-term debt, less current portion	521,841	497,314
Post-retirement and pension liabilities	247,801	247,132
Other non-current liabilities	41,812	42,914

Total liabilities	1,213,911	1,188,343
Series A convertible preferred stock	22,057	22,829
Shareholders’ equity	504,923	522,265

Total liabilities and shareholders’ equity	$1,740,891	$1,733,437

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used for) provided by continuing operations	$(8,428)	$5,282
Net cash used for discontinued operations	(274)	(57)

Net cash (used for) provided by operating activities	(8,702)	5,225
Cash flows from investing activities
Capital expenditures for plant and equipment	(9,162)	(5,528)
Acquisitions, net of cash acquired	(798)	—
Proceeds from sale of assets and businesses	38	5,250
Other investing activities	(274)	368

Net cash (used for) provided by investing activities	(10,196)	90
Cash flows from financing activities
Net borrowings (payments) under short term facilities	1,541	(1,619)
Proceeds from revolving credit facility	217,500	158,473
Principal payments on revolving credit facility	(192,874)	(166,985)
Cash dividends paid	(6,529)	(6,518)
Other financing activities	1,103	4,984

Net cash provided by (used for) financing activities	20,741	(11,665)
Effect of exchange rate changes on cash	(161)	218

Increase (decrease) in cash and cash equivalents	1,682	(6,132)
Cash and cash equivalents at beginning of period	13,939	23,381

Cash and cash equivalents at end of period	$15,621	$17,249

Cash paid during the period for:
Interest	$12,595	$11,040
Income taxes	$1,716	$6,698
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments that are necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise noted. The results for the three months ended March 31, 2005, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting pronouncements adopted in the three months ended March 31, 2005
     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its fair value, if that value can be reasonably estimated. The Company adopted Interpretation No. 47 as of January 1, 2005, and recorded additional conditional asset retirement obligations of $0.9 million. The effect of Interpretation No. 47 on the Company’s net income and earnings per share for the three months ended March 31, 2004, is not material.
3. Newly issued accounting pronouncement
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS No. 158). This statement will require the Company to:
•	Recognize the overfunded or underfunded status of defined benefit post retirement plans as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status through comprehensive income in the year in which the changes occur;

•	Recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or benefits that arise during the period but are not recognized as components of net periodic cost;

•	Measure defined benefit plan assets and obligations as of the balance sheet date; and

•	Disclose additional information concerning the delayed recognition of actuarial gains or losses and prior service costs or benefits.
     The Company will be required to adopt the recognition and disclosure provisions of FAS No. 158 as of December 31, 2006. Upon adoption of the recognition provisions of FAS No. 158, the Company anticipates adjustments to increase the accrued benefit liability by approximately $26.0 million and increase the accumulated other comprehensive loss, net of tax, by approximately $16.9 million.
     The Company will be required to adopt the measurement provisions of FAS No. 158 as of December 31, 2008. The Company is currently evaluating the requirements of the measurement provisions of FAS No. 158 and has not yet determined the impact, if any, this may have on its consolidated financial statements.
4. Shareholders’ equity
     Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain (loss) adjustments associated with investments in marketable equity securities that are available for sale. Comprehensive income (loss) was $(12.7) million and $6.4 million for the three months ended March 31, 2005 and 2004, respectively. Accumulated other comprehensive loss at March 31, 2005, and December 31, 2004, was $80.9 million and $67.7 million, respectively.
     Transactions involving benefit plans increased shareholders’ equity by $2.1 million and $7.3 million for the three months ended March 30, 2005 and 2004, respectively.
5. Inventories
     Inventories are comprised of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Raw materials	$67,480	$61,249
Work in process	43,078	35,091
Finished goods	137,376	135,541

FIFO cost (approximates replacement cost)	247,934	231,881
LIFO reserve	(12,165)	(11,755)

Total	$235,769	$220,126

6. Financing and long-term debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
$200,000 Senior Notes, 9.125%, due 2009 (a)	$197,703	$197,549
$25,000 Debentures, 7.625%, due 2013 (a)	24,867	24,864
$25,000 Debentures, 7.375%, due 2015 (a)	24,962	24,961
$50,000 Debentures, 8.0%, due 2025 (a)	49,532	49,526
$55,000 Debentures, 7.125%, due 2028 (a)	54,516	54,511
Revolving credit agreement	162,300	137,400
Capitalized lease obligations	7,935	8,161
Other notes	1,671	1,857

	523,486	498,829
Less current portion	1,645	1,515

Total	$521,841	$497,314

(a)	Net of unamortized discounts.
Revolving Credit and Term Loan Agreement
     At March 31, 2005, the Company had borrowed $162.3 million under a $300 million revolving credit facility that was scheduled to expire in September 2006 (“Prior Revolving Credit Facility”). The average interest rates for borrowings against the Prior Revolving Credit Facility at March 31, 2005, and December 31, 2004, were 4.8% and 4.0%, respectively.
     The Prior Revolving Credit Facility contained financial covenants relating to total debt, fixed charges and EBITDA, cross default provisions with other debt obligations, and customary operating covenants that limited the Company’s ability to engage in certain activities, including significant acquisitions. In addition, when the Company’s senior credit rating was downgraded below Ba2 by Moody’s in March 2006, the Company and its domestic material subsidiaries were required to grant security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the Prior Revolving Credit Facility. This lien grant and pledge of stock was substantially completed in April 2006. Liens on principal domestic manufacturing properties and the stock of domestic subsidiaries were also granted to and shared with the holders of the Company’s senior notes and debentures, as required by their indentures.
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
     At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the Prior Revolving Credit Facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Senior Notes and Debentures” below.
     The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins based on the Company’s index debt rating. The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs. These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture.
     The New Credit Facility contains customary operating covenants that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; creation of additional liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Additional covenants of the New Credit Facility require the Company to file its 2006 Forms 10-Q by December 29, 2006. Failure to satisfy certain of these covenants, either immediately or after a brief period allowing the company to satisfy the covenant, would result in an event of default. If any event of default should occur and be continuing and a waiver not have been obtained, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment.
Senior Notes and Debentures
     At March 31, 2005, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $374.3 million. Fair market value represents a third party’s indicative bid prices for these obligations. The Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BB+ by Standard & Poor’s Rating Group (“S&P”) at March 31, 2005. In the second quarter of 2005, the rating was downgraded to

Ba1 by Moody’s and BB by S&P. In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings, and S&P further lowered its rating to B+. See further information regarding this matter in Note 17.
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
Asset Securitization Program
     The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its U.S. trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. In June 2005, the Company amended the program to resolve issues related to a credit rating downgrade and delayed SEC filings and to extend the program through June 2006. In June 2006, the Company amended the program to extend it up to June 2, 2009, to cure a default resulting from a credit rating downgrade, and to modify the reporting requirements to more closely match those in the New Credit Facility. While the Company expects to maintain a satisfactory U.S. asset securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the three months ended March 31, 2005, $226.1 million of accounts receivable were sold under this program and $228.7 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $2.6 million and total advances outstanding at March 31, 2005, of $1.0 million.
     The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the receivables. In accordance with FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” neither the amounts advanced nor the corresponding receivables sold are reflected in the Company’s consolidated balance sheet as the trade receivables have been de-recognized with an appropriate accounting loss recognized in the Company’s consolidated statements of income.
     The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $121.0 million as of March 31, 2005, and $108.5 million as of December 31, 2004. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products, as well as the potential requirement to repay the senior notes due to the Company’s delayed SEC filings, could adversely affect cash flows. As of September 30, 2006, the Company had borrowed $157.7 million against its $250 million revolving credit facility and drawn $64.5 million on the $100 million asset securitization program. In addition, the Company had drawn $250 million on the $450 million term loan facility, although the $200 million remaining availability is reserved for the repayment of the 9 1/8% senior notes should they be accelerated by the bondholders.
7. Earnings per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended
	March 31,
	2005	2004
	(In thousands,
	except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$131	$8,510
Add back: Loss from discontinued operations	65	39

	$196	$8,549

Weighted-average common shares outstanding	42,281	41,837

Basic earnings per share from continuing operations	$0.00	$0.20

Diluted earnings per share computation:
Net income available to common shareholders	$131	$8,510
Add back: Loss from discontinued operations	65	39
Plus: Convertible preferred stock	—	—

	$196	$8,549

Weighted-average common shares outstanding	42,281	41,837
Assumed conversion of convertible preferred stock	—	—
Assumed exercise of stock options	55	428

Weighted-average diluted shares outstanding	42,336	42,265

Diluted earnings per share from continuing operations	$0.00	$0.20

     The convertible preferred shares were anti-dilutive for the three months ended March 31, 2005 and 2004, and thus not included in the diluted shares outstanding for those periods.

8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	costs	Total
	(Dollars in thousands)
Balance, December 31, 2004	$4,897	$976	$5,873
Gross charges	4,442	—	4,442
Cash payments	(1,018)	(305)	(1,323)

Balance, March 31, 2005	$8,321	$671	$8,992

     Charges in the three months ended March 31, 2005, relate to the Company’s ongoing restructuring and cost reduction programs. Total gross charges for the three months ended March 31, 2005, were $4.4 million of which $1.2 million were included in cost of sales and $3.2 million were included in selling, general and administrative expenses.
     The remaining reserve balance for restructuring and cost reduction programs primarily represents cash payments expected to be made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.
9. Discontinued operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. There were no sales, income before taxes, or related tax expense from discontinued operations in the three months ended March 31, 2005 or 2004. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $3.1 million as of March 31, 2005, and December 31, 2004, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies.
     Disposal of discontinued operations resulted in pre-tax losses of $107,000 and $60,000 for the three months ended March 31, 2005 and 2004, respectively. The related tax benefits were $42,000 and $21,000 for the three months ended March 31, 2005 and 2004, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. The loss on disposal of discontinued operations includes such post-closing adjustments to the selling prices and ongoing legal costs and reserve adjustments directly related to discontinued operations.
     There were no cash flows from investing or financing activities related to discontinued operations for the three months ended March 31, 2005 or 2004.
10. Contingent liabilities
     In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any current or former employee of the Company. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. The Company is vigorously defending itself in those actions and believes it would have a claim for indemnification by the former owner of its heat stabilizer business if the Company were found liable. In any case, management does not expect the pending lawsuits to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.
     In a July 23, 2004, press release, Ferro announced that its Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that its Audit Committee would investigate possible inappropriate accounting entries in Ferro’s Polymer Additives business. A consolidated putative securities class action lawsuit arising from and related to the July 23, 2004, announcement is currently pending in the United States District Court for the Northern District of Ohio against

Ferro, its deceased former Chief Executive Officer, its Chief Financial Officer, and a former operating Vice President of Ferro. This claim is based on alleged violations of Federal securities laws. Ferro and the named executives consider these allegations to be unfounded, are vigorously defending this action and have notified Ferro’s directors and officers liability insurer of the claim. Because this action is in its preliminary stage, the outcome of this litigation cannot be determined at this time.
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
     On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. The Company considers these allegations to be unfounded, has vigorously defended this action, and has notified Ferro’s fiduciary liability insurer of the claim. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit with prejudice in exchange for the settlement amount of $4.0 million, which would be paid by the Company’s liability insurer subject to the Company’s satisfaction of the remaining retention amount under the insurance policy. The Company and the individual defendants expressly deny any and all liability. Several contingent events must be satisfied before the settlement becomes final, including preliminary and final approval by the United States District Court where the matter is pending. Management does not expect the ultimate outcome of the lawsuit to have a material effect on the financial position, results of operations or cash flows of the Company.
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

11. Stock-based compensation
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

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands,
	except per share amounts)
Income available to common shareholders from continuing operations—as reported	$196	$8,549
Add: Stock-based employee compensation expense included in reported income, net of tax	36	36
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(789)	(807)

(Loss attributable) income available to common shareholders from continuing operations—pro forma	$(557)	$7,778

Basic earnings per share from continuing operations—as reported	$0.00	$0.20
Basic (loss) earnings per share from continuing operations—pro forma	$(0.01)	$0.19

Diluted earnings per share from continuing operations—as reported	$0.00	$0.20
Diluted (loss) earnings per share from continuing operations—pro forma	$(0.01)	$0.18
     There was no impact from pro forma expense on discontinued operations for any period presented.
     Compensation expense (reduction of expenses) for the Company’s stock performance plan was $0.2 million and $(0.7) million for the three months ended March 31, 2005 and 2004, respectively.
12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company is as follows:

	Pension benefits		Other benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2005	2004	2005	2004
		(Dollars in thousands)
Components of net periodic cost:
Service cost	$3,973	$3,665	$200	$225
Interest cost	6,654	6,339	790	841
Expected return on plan assets	(5,606)	(5,460)	—	—
Amortization of prior service cost	24	52	(140)	(139)
Net amortization and deferral	1,669	1,485	(58)	(24)

Net periodic benefit cost	$6,714	$6,081	$792	$903

     In February 2006, the Company announced changes to certain of its postretirement benefit plans. See additional information regarding this matter in Note 17.
13. Income taxes
     The Company recorded income tax benefits for the three months ended March 31, 2005, of $1.2 million resulting from a pre-tax loss as well as a higher proportion of losses in jurisdictions having higher effective tax rates and a relatively low level of dividends repatriated from outside of the U.S. During the three months ended March 31, 2004, income taxes were $4.9 million, or 35.3% of pre-tax income.

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
     The accounting policies of the segments are consistent with those described for the Company’s consolidated financial statements in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. Net sales to external customers are presented in the following table. Inter-segment sales were not material.

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands)
Performance Coatings	$118,716	$113,742
Electronic Materials	78,168	99,011
Color and Glass Performance Materials	92,619	90,738
Polymer Additives	76,308	70,054
Specialty Plastics	70,861	68,299
Other	25,002	19,739

Total consolidated sales	$461,674	$461,583

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income (loss) to income (loss) before taxes from continuing operations follows:

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands)
Performance Coatings	$7,796	$6,656
Electronic Materials	(237)	11,175
Color and Glass Performance Materials	10,923	12,139
Polymer Additives	4,820	(583)
Specialty Plastics	3,592	4,066
Other	815	(149)

Total segment income	27,709	33,304
Unallocated expenses	(18,312)	(12,909)
Interest expense	(11,028)	(10,135)
Foreign currency	(767)	(1,759)
Gain on sale of businesses	—	5,195
Miscellaneous — net	1,828	221

(Loss) income before taxes from continuing operations	$(570)	$13,917

     Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents more than 10% of the Company’s consolidated sales. Net sales by geographic region are as follows:

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands)
United States	$226,062	$238,654
International	235,612	222,929

Total net sales	$461,674	$461,583

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At March 31, 2005, the Company had 8.5 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $102.3 million. At December 31, 2004, the Company had 9.4 million troy ounces of metals on consignment for periods of less than one year with a market value of $106.4 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals.
16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $582.0 million at March 31, 2005, and $574.4 million at December 31, 2004.
17. Subsequent events
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
     At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the Prior Revolving Credit Facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Accelerated Repayment of Debentures” below.
     The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins based on the Company’s index debt rating. The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs. These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture.
     The New Credit Facility contains customary operating covenants that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; creation of additional liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Additional covenants of the New Credit Facility require the Company to file its 2006 Forms 10-Q by December 29, 2006. Failure to satisfy certain of these covenants, either immediately or after a brief period allowing the company to satisfy the covenant, would result in an event of default. If any event of default should occur and be continuing and a waiver not have been obtained, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment.
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
     The Company estimates that the changes in these retirement plans will reduce expenses by $30 to $40 million in total over the upcoming five years. Ferro expects its overall annual net periodic cost (U.S. pension, U.S. retiree medical, and non-U.S. pension) to decrease approximately $5.2 million from 2005 to 2006, primarily due to $10.0 million in expense reductions relating to the aforementioned changes in the pension and retiree medical programs, offset by $4.2 million in charges primarily relating to a lump sum payment to the beneficiary of its deceased former Chief Executive Officer from a nonqualified defined benefit retirement plan.
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

     On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit with prejudice in exchange for the settlement amount of $4.0 million, which would be paid by the Company’s liability insurer subject to the Company’s satisfaction of the remaining retention amount under the insurance policy. Several contingent events must be satisfied before the settlement becomes final, including preliminary and final approval by the United States District Court where the matter is pending.
Specialty Plastics
     In May 2006, the Company announced that it had entered into a non-binding letter of intent to divest its Specialty Plastics business unit and had entered into negotiations with a potential buyer. In October 2006, the Company announced that it had discontinued negotiations with the potential buyer and will continue to operate the Specialty Plastics business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended March 31, 2005, declined to $0.5 million from $9.0 million for the three months ended March 31, 2004. Earnings in the current quarter reflect the impact of lower volumes in Electronic Materials where customer demand was particularly weak, partially offset by stronger performance in Polymer Additives. Earnings in the same quarter of 2004 include a gain on sale of business which did not recur in 2005.
Outlook
     Due to the timing of the filing, it is not meaningful to provide an outlook for the remainder of calendar year 2005. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed.
Results of Operations
Comparison of the three months ended March 31, 2005 and 2004
     Sales for the three months ended March 31, 2005, of $461.7 million were essentially unchanged from the $461.6 million of sales for the comparable 2004 period. Weak sales in Electronic Materials offset strong improvements in growth in Polymer Additives and more modest improvements in Performance Coatings, Specialty Plastics, and Color and Glass Performance Materials. The impact of strengthening currencies, in particular the Euro, improved revenue by approximately $9.7 million for the three months ended March 31, 2005, as compared to the prior year period.
     Gross margins (net sales less cost of sales) were 20.1% of sales compared with 22.0% for the prior year period. The decline in gross margins stemmed primarily from lower volume brought on by weak demand in the Electronic Materials segment. Gross margins for the three months ended March 31, 2005 and 2004, includes $1.2 million and $1.5 million, respectively, for costs associated with restructuring.
     Selling, administrative and general expenses were $83.6 million for the three months ended March 31, 2005, compared with $81.3 million for the same period in 2004. The primary driver for the increase in selling, administrative and general expenses was an increase in charges for restructuring and the accounting investigation and restatement process. These charges increased from $2.1 million in the first quarter of 2004 to $6.1 million in the first quarter of 2005.
     Interest expense was $11.0 million for the quarter ended March 31, 2005, up from $10.1 million in the same period in 2004. The increase was driven by higher levels of debt coupled with increases in the average interest rate paid on the Company’s variable rate borrowings.
     Net foreign currency loss for the three months ended March 31, 2005, was $0.8 million as compared to a loss of $1.8 million for the three months ended March 31, 2004. The 2004 period includes a $1.0 million loss associated with the liquidation of a joint venture company. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     A pre-tax gain of $5.2 million was recognized in the first quarter of 2004 for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. These were no similar gains or losses in the first quarter of 2005.
     Miscellaneous income, net, for the three months ended March 31, 2005, was $1.8 million as compared to income of $0.2 million for the same period in the prior year. In 2005 the Company realized $2.4 million in gains associated with marked-to-market valuation of natural gas contracts versus a gain of $0.1 million in 2004.
     Income tax benefits on the pre-tax loss from continuing operations for the quarter ended March 31, 2005, were $1.2 million, compared to income tax expense of $4.9 million for the quarter ended March 31, 2004. The primary reasons for the change were pre-tax losses in 2005 versus pre-tax income in 2004 and a higher proportion of losses in jurisdictions having higher effective tax rates in 2005 compared to 2004.
     There were no businesses reported as discontinued operations in the quarter ended March 31, 2005. The Company, however, recorded a loss of $0.1 million, net of tax, in 2005 related to certain post-closing matters associated with businesses sold in prior periods.
     Income from continuing operations for the three months ended March 31, 2005, totaled $0.6 million compared with income of $9.0 million for the three months ended March 31, 2004. Diluted earnings per share were breakeven for the three months ended March 31, 2005, versus diluted earnings of $0.20 for the three months ended March 31, 2004.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 4.4% to $118.7 million as compared to $113.7 million in the first quarter of 2004. Segment income increased to $7.8 million from $6.7 million in 2004. The revenue increase was driven primarily by improved economic conditions in North America, growth in the Latin America region for tile coating product offerings and favorable currency exchange rates related to the strong Euro. The increase in segment income reflects improved pricing and better manufacturing efficiency partially offset by higher raw material costs.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment declined 21.1% to $78.2 million as compared to $99.0 million in the first quarter of 2004. Segment income declined to a loss of $0.2 million from income of $11.2 million in 2004. The revenue decline was driven primarily by weak demand from manufacturers of multilayer capacitors. The weak demand was reflected in sharply lower sales and production volumes for the quarter. Segment income primarily declined due to the lower volumes relative to 2004.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $92.6 million, an increase of 2.1% versus $90.7 million in the first quarter of 2004. Segment income of $10.9 million in the first quarter of 2005 was 10.0% lower than the same period in 2004 when segment income was $12.1 million. Revenues benefited from improved volume and the favorable impact of foreign currency exchange rate differences, primarily related to the Euro. Lower average selling prices partially offset the currency and volume benefits. Sales grew the most in the United States and Latin America. Segment income declined due to product mix changes and raw material cost increases that were not fully recovered through pricing changes.
     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $76.3 million, an increase of 8.9% versus $70.1 million in the first quarter of 2004. Segment income increased to $4.8 million from a loss of $0.6 million in 2004. The revenue increase was driven by improved prices in North America, and to a lesser extent by favorable currency exchange rates. The increased segment income was due primarily to higher pricing that more than offset raw material price increases and lower volumes.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $70.9 million, an increase of 3.8% versus $68.3 million in the first quarter of 2004. Segment income declined to $3.6 million from $4.1 million in 2004. The revenue increase was driven by improved prices in North America, partially offset by a decline in volume. Net sales also benefited from the favorable impact of foreign exchange rates. Segment income was slightly lower as pricing increases did not fully offset the effects of raw material cost increases and volume declines.
     Other Segment Results. Net sales in the Other segment were $25.0 million for the first quarter of 2004, an increase of 26.7% versus $19.7 million in the prior year. Segment income improved to $0.8 million from a loss of $0.1 million in the first quarter of 2004.
     Geographic Sales. Sales in the United States were $226.1 million for the three months ended March 31, 2005, compared with sales of $238.7 million for the three months ended March 31, 2004. Electronics markets, particularly those related to multilayer capacitors, were particularly weak in the quarter but were partially offset by strong demand from construction and pharmaceuticals markets.
     International sales were $235.6 million for the three months ended March 31, 2005, compared with sales of $222.9 million for the three months ended March 31, 2004. Sales in the Asia Pacific and Latin America regions grew while lower sales in

Europe offset some of the growth. Lower sales in electronics markets were a significant factor leading to the European weakness. Favorable currency exchange rate differences contributed to the higher international sales.
     Cash Flows. Net cash used for continuing operations for the three months ended March 31, 2005, was $8.4 million, compared with $5.3 million of cash provided by continuing operations during the same period in 2004. The increase in net cash used for operating activities is primarily due to less net income and a greater increase in working capital during the first quarter of 2005, compared to the prior year.
     Net cash used for investing activities was $10.2 million for the three months ended March 31, 2005, compared with $0.1 million provided by investing activities for the same period in 2004. The cash used for investing activities is primarily a result of the capital expenditures made by the Company during the first quarter of 2005. During the first quarter of 2004, the proceeds of a business sale and the sale of equipment provided $5.3 million in cash.
     Net cash provided by financing activities was $20.7 million in the three months ended March 31, 2005, compared with net cash used for financing activities of $11.7 million during the same period in 2004. During the first quarter of 2005, net long-term debt borrowing increased, accounting for the majority of the cash provided by financing activities.
     Net cash used for operating activities of discontinued operations was $0.3 million in the first quarter of 2005, compared to $0.1 million in the first three months of 2004.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At March 31, 2005, the Company had a $300 million revolving credit facility that was scheduled to expire in September 2006, as well as $200 million of senior notes due in 2009 and $155 million of debentures with varying maturities beyond 2012. The Company also had an accounts receivable securitization facility under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. The accounts receivable securitization facility was due to mature in September 2005.
     Subsequent to March 31, 2005, the Company replaced and/or modified its existing facilities to secure future financial liquidity. The $300 million revolving credit facility was replaced by a $700 million credit facility, consisting of a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012. See further discussion under “Revolving Credit and Term Loan Facility” below. In addition, the Company extended its $100 million accounts receivable securitization facility to June 2006 plus up to three additional years. See further discussion under “Off Balance Sheet Arrangements” below. For further information regarding the Company’s credit facilities, refer to Note 6 to the Company’s Condensed Consolidated Financial Statements under Item 1 herein.
     The Company’s senior credit rating was Baa3 by Moody’s Investor Service, Inc. (“Moody’s”) and BB+ by Standard & Poor’s Rating Group (“S&P”) at March 31, 2005. In the second quarter of 2005, the rating was downgraded to Ba1 by Moody’s and BB by S&P. In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings, and S&P further lowered its rating to B+. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.
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
     The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs (see below). These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture. The New Credit Facility contains customary operating covenants that limit the Company’s ability to engage in certain activities, including limitations on additional loans and investments; creation of additional liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. The Company is also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Additional covenants of the New Credit Facility require the Company to file its 2006 Forms 10-Q by December 29, 2006. Failure to satisfy certain of these covenants, either immediately or after a brief period allowing the company to satisfy the covenant, would result in an event of default. If any event of default should occur and be continuing and a waiver not have been obtained, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment.
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
Off Balance Sheet Arrangements
     Asset Securitization Program. The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. In June 2005, the Company amended the program to resolve issues related to a credit rating downgrade and delayed SEC filings and to extend the program through June 2006. In June 2006, the Company amended the program to extend it up to June 2, 2009, to cure a default resulting from a credit rating downgrade, and to modify the reporting requirements to more closely match those in the New Credit Facility. While the Company expects to maintain a satisfactory U.S. asset securitization program to help meet the Company’s liquidity requirements, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so.
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the three months ended March 31, 2005, $226.1 million of accounts receivable were sold under this program and $228.7 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $2.6 million and total advances outstanding at March 31, 2005, of $1.0 million.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At March 31, 2005, the Company had 8.5 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $102.3 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At September 30, 2006, the Company had outstanding deposits of $93.3 million. The Company anticipates that the majority of these cash deposits will be returned by December 31, 2006.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations.

Liquidity
     Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products, as well as the potential requirement to repay the senior notes due to the Company’s delayed SEC filings, could adversely affect cash flows. Despite these potential constraints on cash flows, the Company maintains considerable resources. At March 31, 2005, the Company had a $300.0 million revolving credit facility of which $137.7 million was available. This liquidity, along with the liquidity from the Company’s asset securitization program of which $99.0 million was available as of March 31, 2005, other financing arrangements, available cash flows from operations, asset sales, and the New Credit Facility, should allow the Company to meet its funding requirements and other commitments. However, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so. As of September 30, 2006, the Company had borrowed $157.7 million against its $250 million revolving credit facility and drawn $64.5 million on the $100 million asset securitization program. In addition, the Company had drawn $250 million on the $450 million term loan facility, although the $200 million remaining availability is reserved for the repayment of the 9 1/8% senior notes should they be accelerated by the bondholders.
Critical Accounting Policies
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed, for a detailed description of Critical Accounting Policies.
Risk Factors
     Certain statements contained here and in future filings with the Securities and Exchange Commission reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed, for a detailed description of such uncertainties, risks and other factors under the heading “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s exposure to market risks is primarily limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and natural gas.
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio, including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at March 31, 2005, a 1% increase or decrease in interest rates would have resulted in a $1.7 million corresponding change in annual interest expense. At March 31, 2005, the Company had $353.3 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair value of these debt securities was approximately $375.9 million at March 31, 2005. During July and August 2006, the bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the term loan facility (see further information included under Liquidity and Capital Resources under Item 2 of this Form 10-Q), which increased the level of floating-rate debt.
     Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At March 31, 2005, the Company held forward contracts with a notional amount of $114.9 million and an aggregate fair value of $(0.3) million. A 10% appreciation of the U.S. dollar would have resulted in a $0.2 million decrease in the fair value of these contracts in the aggregate at March 31, 2005. A 10% depreciation of the U.S. dollar would have resulted in a $0.2 million increase in the fair value of these contracts in the aggregate at March 31, 2005.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. At March 31, 2005, contracts for 1.3 million MMBTU’s of natural gas had a fair value of $1.5 million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $1.0 million corresponding change in the fair value of the contracts as of March 31, 2005.
Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of March 31, 2005.
     Procedures were undertaken in order for management to conclude that reasonable assurance exists regarding the reliability of the Condensed Consolidated Financial Statements contained in this filing. Accordingly, management believes that the Condensed Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed, the Company initiated a number of remediation activities during 2005 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended March 31, 2005, the following remediation activities were taken is response to the material weaknesses identified by management:
•	Adopted an account reconciliation policy that includes the assignment of all accounts to specific associates, monthly deadlines for completing reconciliations and review of the reconciliation of each account on a monthly or quarterly basis depending on the nature of the account; and

•	Further refinement, expansion and communication of the Accounting Policies and Procedures manual.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information regarding legal proceedings included in Note 10 and Note 17 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     The Company’s prior revolving credit agreement required the Company and its material subsidiaries, as the result of Moody’s rating downgrade in March 2006, to grant, within 30 days from the rating downgrade, security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the senior credit facility. This lien grant and pledge of stock was substantially completed in April 2006. Liens on principal domestic manufacturing properties and the stock of domestic subsidiaries were also granted to and shared with the holders of the Company’s senior notes and debentures, as required by their indentures. In June 2006, the Company replaced the prior revolving credit agreement with a new credit facility.
     In March and April 2006, the Company received notices of default from a holder and the Trustee of the Company’s senior notes and debentures, listed below, with an aggregate principal amount of $355 million. The carrying value of the notes and debentures was not materially different from the principal amounts originally issued. Under the terms of the indentures, the Company had 90 days from the notices of default to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders of the senior notes or debentures or the Trustee could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the term loan portion of the aforementioned new credit facility.
     Notes and debentures included in the notices of default:
•	$200 million 9.125% Senior Notes due January 1, 2009

•	$25 million 7.625% Debentures due May 1, 2013

•	$25 million 7.375% Debentures due November 1, 2015

•	$50 million 8.0% Debentures due June 15, 2025

•	$55 million 7.125% Debentures due April 1, 2028
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
     The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)
Date: November 3, 2006	/s/ James F. Kirsch
James F. Kirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	/s/ Thomas M. Gannon
Thomas M. Gannon
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.
Exhibit:
(3)	Articles of Incorporation and by-laws
(a)	Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated herein by reference.)

(b)	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated herein by reference.)

(c)	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated herein by reference.)

(d)	Amended Code of Regulations. (Reference is made to Exhibit 3(d) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated herein by reference.)
(4)	Instruments defining rights of security holders, including indentures
(a)	The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to a Senior Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Senior Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated herein by reference.)

(b)	Officers’ Certificate dated December 20, 2002, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated herein by reference.)

(c)	Form of Global Note (9-1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K filed December 21, 2001, which Exhibit is incorporated herein by reference.)
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