Form 10-Q
period 2005-06-30
FERRO CORP
filed 2006-11-03
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net sales	$496,626	$482,630	$958,300	$944,213
Cost of sales	392,160	375,483	760,876	735,392
Selling, general and administrative expenses	78,794	76,906	162,355	158,185
Other expense (income):
Interest expense	11,678	10,212	22,706	20,347
Foreign currency transactions, net	219	1,192	986	2,951
Gain on sale of businesses	—	—	—	(5,195)
Miscellaneous expense (income), net	1,785	1,633	(43)	1,411

Income before taxes	11,990	17,204	11,420	31,122
Income tax expense	3,913	5,352	2,760	10,272

Income from continuing operations	8,077	11,852	8,660	20,850
Discontinued operations:
Loss on disposal of discontinued operations, net of tax	(154)	(33)	(219)	(71)

Net income	7,923	11,819	8,441	20,779
Dividends on preferred stock	375	438	762	888

Net income available to common shareholders	$7,548	$11,381	$7,679	$19,891

Per common share data
Basic earnings:
From continuing operations	$0.18	$0.27	$0.19	$0.48
From discontinued operations	0.00	0.00	(0.01)	0.00

	$0.18	$0.27	$0.18	$0.48

Diluted earnings:
From continuing operations	$0.18	$0.27	$0.19	$0.47
From discontinued operations	0.00	0.00	(0.01)	0.00

	$0.18	$0.27	$0.18	$0.47

Dividends	$0.145	$0.145	$0.29	$0.29

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,352	$13,939
Accounts and trade notes receivable, net	200,183	184,470
Notes receivable	126,960	114,030
Inventories	227,891	220,126
Deferred income taxes	46,264	45,647
Other current assets	22,439	34,137

Total current assets	643,089	612,349
Property, plant & equipment, net	556,321	598,719
Intangibles, net	412,962	412,507
Deferred income taxes	47,932	46,696
Other non-current assets	58,935	63,166

Total assets	$1,719,239	$1,733,437

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable and current portion of long-term debt	$11,499	$9,674
Accounts payable	246,152	260,215
Income taxes	2,129	3,609
Accrued payrolls	28,793	31,468
Accrued expenses and other current liabilities	95,283	96,017

Total current liabilities	383,856	400,983
Long-term debt, less current portion	538,202	497,314
Post-retirement and pension liabilities	245,507	247,132
Other non-current liabilities	39,958	42,914

Total liabilities	1,207,523	1,188,343
Series A convertible preferred stock	21,406	22,829
Shareholders’ equity	490,310	522,265

Total liabilities and shareholders’ equity	$1,719,239	$1,733,437

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used for) provided by continuing operations	$(3,884)	$26,971
Net cash used for discontinued operations	(551)	(267)

Net cash (used for) provided by operating activities	(4,435)	26,704
Cash flows from investing activities
Capital expenditures for plant and equipment	(19,015)	(16,197)
Cash adjustment to purchase price of prior acquisition	—	8,505
Acquisitions, net of cash acquired	(798)	—
Proceeds from the sale of assets and businesses	617	6,434
Other investing activities	101	1,503

Net cash (used for) provided by investing activities	(19,095)	245
Cash flows from financing activities
Net borrowings (payments) under short term facilities	1,825	(716)
Proceeds from revolving credit facility	456,166	350,873
Principal payments on revolving credit facility	(414,990)	(374,185)
Cash dividends paid	(13,035)	(13,034)
Other financing activities	(533)	6,789

Net cash provided by (used for) financing activities	29,433	(30,273)
Effect of exchange rate changes on cash	(490)	45

Decrease in cash and cash equivalents	5,413	(3,279)
Cash and cash equivalents at beginning of period	13,939	23,381

Cash and cash equivalents at end of period	$19,352	$20,102

Cash paid during the period for:
Interest	$21,325	$19,259
Income taxes	$2,288	$14,249
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments that are necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise noted. The results for the three and six months ended June 30, 2005, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting pronouncements adopted in the six months ended June 30, 2005
     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its fair value, if that value can be reasonably estimated. The Company adopted Interpretation No. 47 as of January 1, 2005, and recorded additional conditional asset retirement obligations of $0.9 million. The effect of Interpretation No. 47 on the Company’s net income and earnings per share for the three and six months ended June 30, 2004, is not material.
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

4. Shareholders’ equity
     Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain (loss) adjustments associated with investments in marketable equity securities that are available for sale. Comprehensive income (loss) was $(8.9) million and $6.0 million for the three months ended June 30, 2005 and 2004, respectively. Comprehensive income (loss) was $(21.6) million and $12.4 million for the six months ended June 30, 2005 and 2004, respectively. Accumulated other comprehensive loss at June 30, 2005, and December 31, 2004, was $97.7 million and $67.7 million, respectively.
     Transactions involving benefit plans increased shareholders’ equity by $0.7 million and $2.9 million for the three months ended June 30, 2005 and 2004, respectively, and by $2.8 million and $10.2 million for the six months ended June 30, 2005 and 2004, respectively.
5. Inventories
     Inventories are comprised of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Raw materials	$64,224	$61,249
Work in process	40,242	35,091
Finished goods	135,537	135,541

FIFO cost (approximates replacement cost)	240,003	231,881
LIFO reserve	(12,112)	(11,755)

Total	$227,891	$220,126

6. Financing and long-term debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
$200,000 Senior notes, 9.125%, due 2009 (a)	$197,856	$197,549
$25,000 Debentures, 7.625%, due 2013 (a)	24,870	24,864
$25,000 Debentures, 7.375%, due 2015 (a)	24,963	24,961
$50,000 Debentures, 8.0%, due 2025 (a)	49,538	49,526
$55,000 Debentures, 7.125%, due 2028 (a)	54,522	54,511
Revolving credit agreement	178,800	137,400
Capitalized lease obligations	7,666	8,161
Other notes	1,640	1,857

	539,855	498,829
Less current portion	1,653	1,515

Total	$538,202	$497,314

(a) Net of unamortized discounts
Revolving Credit and Term Loan Agreement
     At June 30, 2005, the Company had borrowed $178.8 million under a $300 million revolving credit facility that was scheduled to expire in September 2006 (“Prior Revolving Credit Facility”). The average interest rates for borrowings against the Prior Revolving Credit Facility at June 30, 2005, and December 31, 2004, were 5.3% and 4.0%, respectively.
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

Senior Notes and Debentures
     At June 30, 2005, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $367.1 million. Fair market value represents a third party’s indicative bid prices for these obligations. In the second quarter of 2005, the Company’s senior credit rating was downgraded from Baa3 to Ba1 by Moody’s Investor Service, Inc. (“Moody’s”) and from BB+ to BB by Standard & Poor’s Rating Group (“S&P”). In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings, and S&P further lowered its rating to B+. See further information regarding this matter in Note 17.
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
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the three months ended June 30, 2005, $243.0 million of accounts receivable were sold under this program and $243.0 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the six months ended June 30, 2005, $469.1 million of accounts receivable were sold under this program and $471.7 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $2.6 million and total advances outstanding at June 30, 2005, of $1.0 million.
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
     The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $124.1 million as of June 30, 2005, and $108.5 million as of December 31, 2004. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
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

7. Earnings per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$7,548	$11,381	$7,679	$19,891
Add back: Loss from discontinued operations	154	33	219	71

	$7,702	$11,414	$7,898	$19,962

Weighted-average common shares outstanding	42,296	41,941	42,288	41,889

Basic earnings per share from continuing operations	$0.18	$0.27	$0.19	$0.48

Diluted earnings per share computation:
Net income available to common shareholders	$7,548	$11,381	$7,679	$19,891
Add back: Loss from discontinued operations	154	33	219	71
Plus: Convertible preferred stock	—	357	—	—

	$7,702	$11,771	$7,898	$19,962

Weighted-average common shares outstanding	42,296	41,941	42,288	41,889
Assumed conversion of convertible preferred stock	—	1,414	—	—
Assumed exercise of stock options	27	381	41	405

Weighted-average diluted shares outstanding	42,323	43,736	42,329	42,294

Diluted earnings per share from continuing operations	$0.18	$0.27	$0.19	$0.47

     The convertible preferred shares were anti-dilutive for the three months ended June 30, 2005, and the six months ended June 30, 2005 and 2004, and thus not included in the diluted shares outstanding for those periods.
8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	costs	Total
	(Dollars in thousands)
Balance, December 31, 2004	$4,897	$976	$5,873
Gross charges	5,465	—	5,465
Non-cash items	(255)	—	(255)
Cash payments	(3,877)	(706)	(4,583)

Balance, June 30, 2005	$6,230	$270	$6,500

     Charges in the three months and six months ended June 30, 2005, relate to the Company’s ongoing restructuring and cost reduction programs. Total gross charges for the three months ended June 30, 2005, were $1.0 million of which $0.8 million were included in cost of sales and $0.2 million were included in selling, general and administrative expenses. Total gross charges for the six months ended June 30, 2005, were $5.5 million of which $2.0 million and $3.5 million were included in cost of sales and selling, general and administrative expenses, respectively.
     The remaining reserve balance for restructuring and cost reduction programs primarily represents cash payments expected to be made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.

9. Discontinued operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. There were no sales, income before taxes, or related tax expense from discontinued operations in the three or six month periods ended June 30, 2005 or 2004. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $3.1 million as of June 30, 2005, and December 31, 2004, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies.
     Disposal of discontinued operations resulted in pre-tax losses of $253,000 and $360,000 for the three and six months ended June 30, 2005, respectively, and $51,000 and $110,000 for the three and six months ended June 30, 2004, respectively. The related tax benefits were $99,000 and $141,000 for the three and six months ended June 30, 2005, respectively, and $18,000 and $39,000 for the three and six months ended June 30, 2004, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. The loss on disposal of discontinued operations includes such post-closing adjustments to the selling prices and ongoing legal costs and reserve adjustments directly related to discontinued operations.
     There were no cash flows from investing or financing activities related to discontinued operations for the three or six months ended June 30, 2005 or 2004.
10. Contingent liabilities
     In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any current or former employee of the Company. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. The Company is vigorously defending itself in those actions and believes it would have a claim of indemnification by the former owner of its heat stabilizer business if the Company were found liable. In any case, management does not expect the pending lawsuits to have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Income available to common shareholders from continuing operations—as reported	$7,702	$11,414	$7,898	$19,962
Add: Stock-based employee compensation expense included in reported income, net of tax	36	36	72	72
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(844)	(887)	(1,633)	(1,694)

Income available to common shareholders from continuing operations—pro forma	$6,894	$10,563	$6,337	$18,340

Basic earnings per share from continuing operations—as reported	$0.18	$0.27	$0.19	$0.48
Basic earnings per share from continuing operations—pro forma	$0.16	$0.25	$0.15	$0.44

Diluted earnings per share from continuing operations—as reported	$0.18	$0.27	$0.19	$0.47
Diluted earnings per share from continuing operations—pro forma	$0.16	$0.24	$0.15	$0.43
     There was no impact from pro forma expense on discontinued operations for any period presented.
     Compensation expense (reduction of expenses) for the Company’s stock performance plan was $0.5 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively, and $0.7 million and $(0.1) million for the six months ended June 30, 2005 and 2004, respectively.
12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company is as follows:

	Pension benefits		Other benefits		Pension benefits		Other benefits
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
				(Dollars in thousands)
Components of net periodic cost:
Service cost	$3,850	$3,613	$200	$226	$7,823	$7,278	$400	$451
Interest cost	6,526	6,286	790	840	13,180	12,625	1,580	1,681
Expected return on plan assets	(5,503)	(5,416)	—	—	(11,109)	(10,876)	—	—
Amortization of prior service cost	25	49	(140)	(140)	49	101	(280)	(279)
Net amortization and deferral	1,658	1,486	(58)	(24)	3,327	2,971	(116)	(48)

Net periodic benefit cost	$6,556	$6,018	$792	$902	$13,270	$12,099	$1,584	$1,805

     In February 2006, the Company announced changes to certain of its postretirement benefit plans. See additional information regarding this matter in Note 17.
13. Income taxes
     Income tax expense as a percentage of pre-tax income for the six months ended June 30, 2005, was 24.2% compared with 33.0% in 2004. The lower 2005 rate reflects the Company’s tax benefit in the first quarter, when a combination of a pre-tax loss coupled with a higher proportion of losses in jurisdictions having higher effective tax rates and a relatively low level of dividends repatriated resulted in a $1.2 million tax benefit, combined with an effective rate of 32.6% for the three months ended June 30, 2005.

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
     The accounting policies of the segments are consistent with those described for the Company’s consolidated financial statements in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previous filed. Net sales to external customers are presented in the following table. Inter-segment sales were not material.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Performance Coatings	$130,044	$117,443	$248,760	$231,185
Electronic Materials	92,646	110,658	170,814	209,669
Color and Glass Performance Materials	95,994	92,813	188,613	183,551
Polymer Additives	78,570	71,036	154,878	141,090
Specialty Plastics	72,456	65,762	143,318	134,061
Other	26,916	24,918	51,917	44,657

Total consolidated sales	$496,626	$482,630	$958,300	$944,213

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income (loss) to income before taxes from continuing operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Performance Coatings	$9,334	$8,061	$17,130	$14,717
Electronic Materials	4,427	12,748	4,190	23,923
Color and Glass Performance Materials	11,948	11,933	22,871	24,072
Polymer Additives	5,582	396	10,402	(187)
Specialty Plastics	3,271	3,401	6,864	7,467
Other	1,230	2,288	2,044	2,139

Total segment income	35,792	38,827	63,501	72,131
Unallocated expenses	(10,120)	(8,586)	(28,432)	(21,495)
Interest expense	(11,678)	(10,212)	(22,706)	(20,347)
Foreign currency	(219)	(1,192)	(986)	(2,951)
Gain on sale of businesses	—	—	—	5,195
Miscellaneous — net	(1,785)	(1,633)	43	(1,411)

Income before taxes from continuing operations	$11,990	$17,204	$11,420	$31,122

     Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents more than 10% of the Company’s consolidated sales. Net sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
United States	$240,053	$252,888	$466,115	$491,542
International	256,573	229,742	492,185	452,671

Total sales	$496,626	$482,630	$958,300	$944,213

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At June 30, 2005, the Company had 7.6 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $92.8 million. At December 31, 2004, the Company had 9.4 million troy ounces of metals on consignment for periods of less than one year with a market value of $106.4 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals.
16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $583.6 million at June 30, 2005, and $574.4 million at December 31, 2004.
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
     Net income for the three months ended June 30, 2005, decreased to $7.9 million from $11.8 million for the three months ended June 30, 2004. Earnings declined in the current quarter primarily due to increased raw materials prices, increased expenses for the accounting investigation and restatement and higher interest expenses.
Outlook
     Due to the timing of this filing, it is not meaningful to provide an outlook for the remainder of calendar year 2005. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed.
Results of Operations
Comparison of the three months ended June 30, 2005 and 2004
     Second quarter 2005 net sales of $496.6 million were 2.9% higher than net sales of $482.6 million for the comparable 2004 period. The revenue increase was driven by increased sales in Performance Coatings, Polymer Additives, Specialty Plastics, and Color and Glass Performance Materials, partially offset by weak sales in Electronic Materials. The strengthening of foreign currencies, particularly the Euro, contributed slightly less than two percentage points to the revenue growth rates. Higher average selling prices and an improved product mix also contributed to the increased sales, but these positive effects were largely offset by lower volume.
     Gross margins (net sales less cost of sales) from continuing operations were 21.0% of sales compared with 22.2% for the comparable 2004 period. The modest decline was driven by increased costs of raw materials and lower volumes, particularly in the Electronic Materials segment. Improved pricing had a positive effect on gross margins, but not enough to offset the factors listed above.
     Selling, general and administrative (“SG&A”) expenses were $78.8 million in the second quarter of 2005 compared with $76.9 million in the second quarter of 2004. Expenses related to restructuring and the accounting investigation and restatement process increased SG&A by $3.1 million in the second quarter of 2005, compared to the same period in 2004. All other SG&A expenses declined by $1.2 million in the current period, compared to 2004, due to continuing cost control initiatives.
     Interest expense was $11.7 million for the second quarter of 2005 compared with $10.2 million in the same period of 2004. Interest expense increased primarily due to higher average interest rates on the Company’s variable rate borrowings and, to a lesser extent, from an increase in average outstanding borrowing levels.
     Net foreign currency loss for the quarter ended June 30, 2005, was $0.2 million as compared to $1.2 million for the quarter ended June 30, 2004. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Miscellaneous expense, net, for the three months ended June 30, 2005, was $1.8 million as compared to expense of $1.6 million for the same period in the prior year. In 2005 the Company realized $0.8 million in losses associated with marked-to-market valuation of natural gas contracts versus a loss of $0.1 million in 2004.
     Income tax expense as a percentage of pre-tax income from continuing operations for the quarter was 32.6%, consistent with 31.1% in the same period in 2004.
     There were no businesses reported as discontinued operations in the quarter ended June 30, 2005. The Company, however, recorded a loss of $0.2 million, net of tax, in 2005 related to certain post-closing matters associated with businesses sold in prior periods.

     Income from continuing operations for the second quarter of 2005 was $8.1 million compared to $11.9 million for the same period in 2004. Diluted earnings per share from continuing operations for the quarter totaled $0.18 compared to $0.27 in 2004.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 10.7% to $130.0 million as compared to $117.4 million in the second quarter of 2004. Segment income increased to $9.3 million from $8.1 million in 2004. The revenue increase was driven primarily by volume increases for tile coating products and favorable currency exchange rates related to the strong Euro, partially offset by slightly lower revenues in porcelain enamel products. Revenue increased in all regions around the world, with the largest increase in Europe. The increase in segment income reflects improved pricing and lower SG&A expenses, offset partially by higher raw material costs and less productive manufacturing performance.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment declined 16.3% to $92.6 million as compared to $110.7 million in the second quarter of 2004. Segment income was $4.4 million, down from $12.7 million in 2004. The revenue decline was driven by weak demand for dielectric materials and metal powders and pastes from manufacturers of multilayer capacitors. The reduction in segment income was driven largely by sharply lower manufacturing volume that reduced the Company’s ability to absorb fixed manufacturing costs.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $96.0 million, an increase of 3.4% versus $92.8 million in the second quarter of 2004. Segment income of $11.9 million in the second quarter of 2005 was substantially unchanged from the same period in 2004. Revenue grew as the result of increased volumes and the favorable impact of foreign currency exchange rate differences, primarily related to the Euro. Partially offsetting the growth was a less favorable combination of price and product mix. Sales growth was the strongest in Asia.
     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $78.6 million, an increase of 10.6% versus $71.0 million in the second quarter of 2004. Segment income increased to $5.6 million from $0.4 million in the second quarter of 2004. The revenue increase was driven by improved economic conditions in North America, which allowed pricing increases that outpaced the effect of a decline in volume. The improved segment income was due primarily to increased product pricing and lower SG&A expenses that more than offset increases in raw material costs and volume declines.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $72.5 million, an increase of 10.2% versus $65.8 million in the second quarter of 2004. Segment income declined to $3.3 million from $3.4 million in 2004. The revenue increase was driven primarily through improvements in pricing, which was partially offset by declines in volume. Segment income was slightly lower as increased prices were more than offset by higher raw material costs.
     Other Segment Results. Net sales in the Other segment were $26.9 million for the second quarter of 2005, an increase of 8.0% versus $24.9 million in the prior year. Segment income declined to $1.2 million from $2.3 million in the second quarter of 2004.
     Geographic Sales. Net sales in the United States were $240.1 million for the second quarter of 2005 compared with $252.9 million in the same period of 2004. The lower sales were primarily due to lower sales in Electronic Materials. International net sales were $256.6 million in the current quarter compared to $229.7 million in 2004. This increase was primarily due to increased sales in Latin America and Asia-Pacific as well as the strength of the Euro, relative to the U.S. dollar.
     Comparison of the six months ended June 30, 2005 and 2004
     Net sales from continuing operations for the first six months of 2005 of $958.3 million were 1.5% higher than the $944.2 million recorded in 2004. The revenue increase was the result of increased sales in Performance Coatings, Polymer Additives, Specialty Plastics and Color and Glass Performance Materials. This growth was offset by a sharp decline in sales in Electronic Materials where there was weak demand, particularly in materials sold to makers of multilayer capacitors. Changes in foreign exchange rates, particularly the strengthening Euro, contributed approximately two percentage points to the sales increase. Higher average selling prices also contributed to the higher reported net sales.

     Gross margins were 20.6% of sales compared to 22.1% in 2004. The increased cost of raw materials and the effects of lower volumes in Electronic Materials more than offset the improvements from higher selling prices in other businesses.
     Selling, general and administrative (SG&A) expenses were $162.4 million for the first six months of 2005 versus $158.2 million for 2004. Increases of $7.2 million in expenses for restructuring and the accounting investigation and restatement during the first half of 2005 more than offset declines in other SG&A expenses, compared to the first half of 2004. SG&A as a percentage of net sales was largely unchanged at 16.9% for the first six months of 2005 compared with 16.8% for the first six months of 2004.
     Interest expense from continuing operations increased to $22.7 million for the first six months of 2005 from $20.3 million for the same period in 2004. This change was driven by an increase in the average interest rates paid on the Company’s variable rate borrowings and, to a lesser extent, increased borrowing levels in the second quarter.
     Net foreign currency loss for the six months ended June 30, 2005, was $1.0 million compared to $3.0 million for the same 2004 period. The 2004 period includes a $1.0 million loss associated with the liquidation of a joint venture company. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     A pre-tax gain of $5.2 million was recognized in the first half of 2004 for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. There were no similar gains or losses in the first six months of 2005.
     Miscellaneous income, net, for the six months ended June 30, 2005, was $0.0 million as compared to expense of $1.4 million for the same period in the prior year. In 2005 the Company realized $1.6 million in gains associated with marked-to-market valuation of natural gas contracts versus a loss of $0.0 million in 2004.
     Income tax expense as a percentage of pre-tax income for the six months ended June 30, 2005, was 24.2% compared with 33.0% in 2004. The lower 2005 rate reflects the Company’s tax benefit in the first quarter, when a combination of a pre-tax loss coupled with a higher proportion of losses in jurisdictions having higher effective tax rates and a relatively low level of dividends repatriated resulted in a $1.2 million tax benefit, combined with an effective rate of 32.6% for the three months ended June 30, 2006.
     There were no businesses reported as discontinued operations for the six-month period ended June 30, 2005. The Company, however, recorded a loss of $0.2 million, net of tax, in 2005 related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The reported loss from discontinued operations, net of tax, for the six months ended June 30, 2004, was $0.1 million.
     Income from continuing operations for the first half of 2005 was $8.7 million versus $20.9 million in 2004. Diluted earnings per share from continuing operations were $0.19 in the first six months of 2005 compared to $0.47 in 2004.
     Performance Coatings Segment Results. Net sales in the Performance Coatings segment were $248.8 million for the six months ended June 30, 2005, compared with net sales of $231.2 million for the six months ended June 30, 2004. Segment income in the first half of 2005 was $17.1 million, an increase of 16.4% from the same period in 2004. Volume increases contributed to the sales increase coupled with a benefit from favorable currency exchange rates, primarily related to the strong Euro. This increase was partially offset by a less favorable product mix. The increase in segment income reflects the increased volume and lower SG&A expenses offset partially by higher raw material costs.
     Electronic Materials Segment Results. Net sales in the Electronic Materials segment were $170.8 million for the six months ended June 30, 2005, compared with net sales of $209.7 million for the six months ended June 30, 2004. Segment income in the first half of 2005 was $4.2 million, compared with income of $23.9 million in the same period in 2004. The revenue decrease was driven primarily by weak demand among manufacturers of multilayer capacitors, particularly in the first quarter of 2005. The decline in segment income reflects sharply lower volumes and lower manufacturing utilization rates relative to 2004.

     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $188.6 million, an increase of 2.8% versus $183.6 million in the first half of 2004. Segment income declined to $22.9 million from $24.1 million in 2004. Net sales benefited from increased volumes, but this improvement was offset to a large degree by lower average selling prices. Revenues also increased due to the favorable impact of foreign currency exchange rate differences. Segment income declined due to increased raw material costs and lower average selling prices.
     Polymer Additives Segment Results. Net sales in the Polymer Additives segment were $154.9 million for the six months ended June 30, 2005, compared with net sales of $141.1 million for the six months ended June 30, 2004. Segment income was $10.4 million for the period, compared with a loss of  $0.2 million for the prior year. The 9.8% increase in revenue for the six-month period was driven by improved pricing, particularly in North America, partially offset by lower volume. Improved pricing also accounted for the increased segment income as higher prices more than offset raw materials cost increases and declining volume.
     Specialty Plastics Segment Results. Net sales in the Specialty Plastics segment were $143.3 million for the six months ended June 30, 2005, compared with net sales of $134.1 million for the six months ended June 30, 2004. Segment income was $6.9 million for the six months ended June 30, 2005, compared with $7.5 million for the six months ended June 30, 2004. The revenue increase of 6.9% for the period was driven by improved pricing in North America, coupled with a slightly positive impact from foreign exchange rate differences. Segment income declined as a result of raw material cost increases that were not fully recovered through price increases or expense reductions.
     Other Segment Results. Net sales in the Other segment were $51.9 million for the six-month period ended June 30, 2005, an increase of 16.3% versus $44.7 million in the prior year. Segment income declined to $2.0 million from $2.1 million in the same period of 2004.
     Geographic Sales. Net sales in the United States were $466.1 million for the six months ended June 30, 2005, compared with net sales of $491.5 million for the six months ended June 30, 2004. The decrease in revenue was due to lower U.S. sales into the electronics sector. Sales into other markets, including those in the pharmaceuticals, consumer packaging, automotive and construction sectors, grew during the first half of 2005 compared to the first six months of 2004. International net sales were $492.2 million for the six months ended June 30, 2004, compared with net sales of $452.7 million for the six months ended June 30, 2004. Increased market demand in the Asia-Pacific region coupled with the positive impact of foreign currency exchange rate differences contributed to the international sales increase.
     Cash Flows. Net cash used for operating activities of continuing operations for the six months ended June 30, 2005, was $3.9 million, compared with net cash provided by operating activities of continuing operations of $27.0 million for the same period in 2004. The increase in net cash used for operating activities of continuing operations is primarily due to lower net income and increases in the amount of cash used for working capital.
     Net cash used for investing activities was $19.1 million for the six months ended June 30, 2005, compared with cash provided by investing activities of $0.2 million for the same period in 2004. The capital expenditures in 2005 were $19.0 million and these expenditures accounted for most of the cash used for investing activities. During the first six months of 2004, capital expenditures were $16.2 million, but these expenditures were offset by proceeds from the sale of a business and equipment and cash received as an adjustment to the purchase price of a prior acquisition.
     Net cash provided by financing activities was $29.4 million in the six months ended June 30, 2005, compared with net cash used for financing activities of $30.3 million during the same period in 2004. Cash provided by financing activities in 2005 primarily reflects debt increases, less dividends paid to the Company’s shareholders.
     Net cash used for operating activities of discontinued operations was $0.6 million during the six months ended June 30, 2005, compared with $0.3 million of net cash used for discontinued operations for the same period in 2004.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At June 30, 2005, the Company had a $300 million revolving credit facility that was scheduled to expire in September 2006, as well as $200 million of senior notes due in 2009 and $155 million of debentures with varying maturities beyond 2012. The Company also had an accounts receivable securitization facility under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. The accounts receivable securitization facility was due to mature in June 2006.
     Subsequent to June 30, 2005, the Company replaced and/or modified its existing facilities to secure future financial liquidity. The $300 million revolving credit facility was replaced by a $700 million credit facility, consisting of a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012. See further discussion under “Revolving Credit and Term Loan Facility” below. In addition, the Company extended its $100 million accounts receivable securitization facility for up to three additional years. See further discussion under “Off Balance Sheet Arrangements” below. For further information regarding the Company’s credit facilities, refer to Note 6 to the Company’s Condensed Consolidated Financial Statements under Item 1 herein.
     In the second quarter of 2005, the Company’s senior credit rating was downgraded from Baa3 to Ba1 by Moody’s Investor Service, Inc. (“Moody’s”) and from BB+ to BB by Standard & Poor’s Rating Group (“S&P”). In March 2006, Moody’s further lowered its rating to B1 and then withdrew its ratings, and S&P further lowered its rating to B+. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.
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

     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the three months ended June 30, 2005, $243.0 million of accounts receivable were sold under this program and $243.0 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the six months ended June 30, 2005, $496.1 million of accounts receivable were sold under this program and $471.1 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $2.6 million and total advances outstanding at June 30, 2005, of $1.0 million.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At June 30, 2005, the Company had 7.6 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $92.8 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At September 30, 2006, the Company had outstanding deposits of $93.3 million. The Company anticipates that the majority of these cash deposits will be returned by December 31, 2006.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations.
Liquidity
     Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products, as well as the potential requirement to repay the senior notes due to the Company’s delayed SEC filings, could adversely affect cash flows. Despite these potential constraints on cash flows, the Company maintains considerable resources. At June 30, 2005, the Company had a $300.0 million revolving credit facility of which $121.2 million was available. This liquidity, along with the liquidity from the Company’s asset securitization program of which $99.0 million was available as of June 30, 2005, other financing arrangements, available cash flows from operations, asset sales, and the New Credit Facility, should allow the Company to meet its funding requirements and other commitments. However, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so. As of September 30, 2006, the Company had borrowed $157.7 million against its $250 million revolving credit facility and drawn $64.5 million on the $100 million asset securitization program. In addition, the Company had drawn $250 million on the $450 million term loan facility, although the $200 million remaining availability is reserved for the repayment of the 9 1/8% senior notes should they be accelerated by the bondholders.
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
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at June 30, 2005, a 1% increase or decrease in interest rates would have resulted in a $1.9 million corresponding change in annual interest expense. At June 30, 2005, the Company had $353.4 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $368.7 million at June 30, 2005. During July and August 2006, the bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the term loan facility (see further information included under Liquidity and Capital Resources under Item 2 of this Form 10-Q), which increased the level of floating-rate debt.
     Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At June 30, 2005, the Company held forward contracts with a notional amount of $112.7 million and an aggregate fair value of $0.5 million. A 10% appreciation of the U.S. dollar would have resulted in a $0.2 million increase in the fair value of these contracts in the aggregate at June 30, 2005. A 10% depreciation of the U.S. dollar would have resulted in a $0.3 million decrease in the fair value of these contracts in the aggregate at June 30, 2005.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. At June 30, 2005, contracts for 1.2 million MMBTU’s of natural gas had a fair value of $0.7 million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $1.0 million corresponding change in the fair value of the contracts as of June 30, 2005.
Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of June 30, 2005.
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

Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed, the Company initiated a number of remediation activities during 2005 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended June 30, 2005, the following remediation activities were taken in response to the material weaknesses identified by management:
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