Form 10-Q
period 2005-09-30
FERRO CORP
filed 2006-11-03
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net sales	$466,116	$451,605	$1,424,416	$1,395,817
Cost of sales	371,705	358,919	1,132,581	1,094,311
Selling, general and administrative expenses	75,267	73,457	237,622	231,641
Other expense (income):
Interest expense	12,156	10,395	34,862	30,743
Foreign currency transactions, net	53	(18)	1,039	2,933
Gain on sale of businesses	—	—	—	(5,195)
Miscellaneous (income) expense, net	(5,176)	(886)	(5,219)	525

Income before taxes	12,111	9,738	23,531	40,859
Income tax expense	4,929	3,230	7,689	13,501

Income from continuing operations	7,182	6,508	15,842	27,358
Discontinued operations:
Loss on disposal of discontinued operations, net of tax	(332)	(592)	(551)	(664)

Net income	6,850	5,916	15,291	26,694
Dividends on preferred stock	367	420	1,129	1,308

Net income available to common shareholders	$6,483	$5,496	$14,162	$25,386

Per common share data
Basic earnings (loss):
From continuing operations	$0.16	$0.14	$0.34	$0.62
From discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

	$0.15	$0.13	$0.33	$0.60

Diluted earnings (loss):
From continuing operations	$0.16	$0.14	$0.34	$0.62
From discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

	$0.15	$0.13	$0.33	$0.60

Dividends	$0.145	$0.145	$0.435	$0.435

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,841	$13,939
Accounts and trade notes receivable, net	193,446	184,470
Notes receivable	122,096	114,030
Inventories	217,087	220,126
Deferred income taxes	45,869	45,647
Other current assets	29,672	34,137

Total current assets	626,011	612,349
Property, plant & equipment, net	549,311	598,719
Intangibles, net	413,284	412,507
Deferred income taxes	49,717	46,696
Other non-current assets	60,495	63,166

Total assets	$1,698,818	$1,733,437

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable and current portion of long-term debt	$6,462	$9,674
Accounts payable	237,565	260,215
Income taxes	1,615	3,609
Accrued payrolls	30,396	31,468
Accrued expenses and other current liabilities	98,993	96,017

Total current liabilities	375,031	400,983
Long-term debt, less current portion	542,221	497,314
Post-retirement and pension liabilities	229,847	247,132
Other non-current liabilities	39,409	42,914

Total liabilities	1,186,508	1,188,343
Series A convertible preferred stock	20,933	22,829
Shareholders’ equity	491,377	522,265

Total liabilities and shareholders’ equity	$1,698,818	$1,733,437

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by continuing operations	$15,512	$46,528
Net cash used for discontinued operations	(1,097)	(345)

Net cash provided by operating activities	14,415	46,183
Cash flows from investing activities
Capital expenditures for plant and equipment	(29,183)	(24,740)
Acquisitions, net of cash acquired	(1,908)	(2,533)
Cash adjustments to purchase price of prior acquisition	—	8,505
Proceeds from sale of assets and businesses	747	7,864
Other investing activities	(51)	2,606

Net cash used for investing activities	(30,395)	(8,298)
Cash flows from financing activities
Net payments under short term facilities	(3,211)	(1,880)
Proceeds from revolving credit facility	668,767	520,673
Principal payments on revolving credit facility	(624,391)	(549,985)
Cash dividends paid	(19,541)	(19,551)
Other financing activities	(1,454)	4,511

Net cash provided by (used for) financing activities	20,170	(46,232)
Effect of exchange rate changes on cash	(288)	54

Increase (decrease) in cash and cash equivalents	3,902	(8,293)
Cash and cash equivalents at beginning of period	13,939	23,381

Cash and cash equivalents at end of period	$17,841	$15,088

Cash paid during the period for:
Interest	$34,514	$30,930
Income taxes	$6,791	$17,802
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments that are necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise noted. The results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting pronouncements adopted in the nine months ended September 30, 2005
     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (Interpretation No. 47) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its fair value, if that value can be reasonably estimated. The Company adopted Interpretation No. 47 as of January 1, 2005, and recorded additional conditional asset retirement obligations of $0.9 million. The effect of Interpretation No. 47 on the Company’s net income and earnings per share for the three and nine months ended  September 30, 2004, is not material.
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
4. Shareholders’ equity
     Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain (loss) adjustments associated with investments in marketable equity securities that are available for sale. Comprehensive income was $7.2 million and $10.6 million for the three months ended September 30, 2005 and 2004, respectively. Comprehensive income (loss) was $(14.4) million and $23.0 million for the nine months ended September 30, 2005 and 2004, respectively. Accumulated other comprehensive loss at September 30, 2005, and December 31, 2004, was $97.4 million and $67.7 million, respectively.
     Transactions involving benefit plans increased shareholders’ equity by $0.4 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, and by $3.2 million and $11.3 million for the nine months ended September 30, 2005 and 2004, respectively.
5. Inventories
     Inventories are comprised of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Raw materials	$64,331	$61,249
Work in process	37,770	35,091
Finished goods	127,888	135,541

FIFO cost (approximates replacement cost)	229,989	231,881
LIFO reserve	(12,902)	(11,755)

Total	$217,087	$220,126

6. Financing and long-term debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
$200,000 Senior notes, 9.125%, due 2009 (a)	$198,818	$197,549
$25,000 Debentures, 7.625%, due 2013 (a)	24,873	24,864
$25,000 Debentures, 7.375%, due 2015 (a)	24,964	24,961
$50,000 Debentures, 8.0%, due 2025 (a)	49,544	49,526
$55,000 Debentures, 7.125%, due 2028 (a)	54,527	54,511
Revolving credit agreement	181,900	137,400
Capitalized lease obligations	7,499	8,161
Other notes	1,791	1,857

	543,916	498,829
Less current portion	1,695	1,515

Total	$542,221	$497,314

(a)	Net of unamortized discounts
Revolving Credit and Term Loan Agreement
     At September 30, 2005, the Company had borrowed $181.9 million under a $300 million revolving credit facility that was scheduled to expire in September 2006 (“Prior Revolving Credit Facility”). The average interest rates for borrowings against the Prior Revolving Credit Facility at September 30, 2005, and December 31, 2004, were 5.8% and 4.0%, respectively.
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
Senior Notes and Debentures
     At September 30, 2005, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $357.0 million. Fair market value represents a third party’s indicative bid prices for these obligations. The Company’s senior credit rating was Ba1 by Moody’s Investor Service, Inc. (“Moody’s”) and BB by Standard & Poor’s Rating Group (“S&P”) at September 30, 2005. In March 2006, Moody’s lowered its rating to B1 and then withdrew its ratings, and S&P lowered its rating to B+. See further information regarding this matter in Note 17.

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
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivable assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the three months ended September 30, 2005, $240.1 million of accounts receivable were sold under this program and $241.0 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the nine months ended September 30, 2005, $709.2 million of accounts receivable were sold under this program and $712.7 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $3.5 million and total advances outstanding at September 30, 2005, of $0.1 million.
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
     The Company retains a beneficial interest in the receivables transferred to FFC in the form of a note receivable to the extent that cash flows collected from receivables transferred exceed cash flows used by FFC to pay the commercial paper conduits. The note receivable balance was $120.5 million as of September 30, 2005, and $108.5 million as of December 31, 2004. The Company, on a monthly basis, measures the fair value of the retained interests using management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
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
7. Earning per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$6,483	$5,496	$14,162	$25,386
Add back: Loss from discontinued operations	332	592	551	664

	$6,815	$6,088	$14,713	$26,050

Weighted-average common shares outstanding	42,325	42,049	42,300	41,942

Basic earnings per share from continuing operations	$0.16	$0.14	$0.34	$0.62

Diluted earnings per share computation:
Net income available to common shareholders	$6,483	$5,496	$14,162	$25,386
Add back: Loss from discontinued operations	332	592	551	664
Plus: Convertible preferred stock	—	—	—	—

	$6,815	$6,088	$14,713	$26,050

Weighted-average common shares outstanding	42,325	42,049	42,300	41,942
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed exercise of stock options	51	94	44	301

Weighted-average diluted shares outstanding	42,376	42,143	42,344	42,243

Diluted earnings per share from continuing operations	$0.16	$0.14	$0.34	$0.62

     The convertible preferred shares were anti-dilutive for the three and nine months ended September 30, 2005 and 2004, and thus not included in the diluted shares outstanding for those periods.

8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	costs	Total
	(Dollars in thousands)
Balance, December 31, 2004	$4,897	$976	$5,873
Gross charges	5,964	—	5,964
Non-cash items	(710)	—	(710)
Cash payments	(5,413)	(734)	(6,147)

Balance, September 30, 2005	$4,738	$242	$4,980

     Charges in the three months and nine months ended September 30, 2005, relate to the Company’s ongoing restructuring and cost reduction programs. Total gross charges for the three months ended September 30, 2005, were $0.5 million of which $0.3 million were included in cost of sales and $0.2 million were included in selling, general and administrative expenses. Total gross charges for the nine months ended September 30, 2005, were $6.0 million of which $2.3 million and $3.7 million were included in cost of sales and selling, general and administrative expenses, respectively.
     The remaining reserve balance for restructuring and cost reduction programs primarily represents cash payments expected to be made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the program exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.
9. Discontinued operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. There were no sales, income before taxes, or related tax expense from discontinued operations for the three or nine months ended September 30, 2005 or 2004. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company accrued $3.1 million as of September 30, 2005, and December 31, 2004, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies.
     Disposal of discontinued operations resulted in pre-tax losses of $545,000 and $905,000 for the three and nine months ended September 30, 2005, respectively, and $133,000 and $244,000 for the three and nine months ended September 30, 2004, respectively. The related tax benefits (expenses) were $213,000 and $354,000 for the three and nine months ended September 30, 2005, respectively, and $(459,000) and $(420,000) for the three and nine months ended September 30, 2004, respectively. Selling prices are subject to certain post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. The loss on disposal of discontinued operations includes such post-closing adjustments to the selling prices and ongoing legal costs and reserve adjustments directly related to discontinued operations.
     There were no cash flows from investing or financing activities related to discontinued operations for the three or nine months ended September 30, 2005 or 2004.
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
11. Stock-based compensation plans
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Income available to common shareholders from continuing operations—as reported	$6,815	$6,088	$14,713	$26,050
Add: Stock-based employee compensation expense included in reported income, net of tax	36	36	107	107
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(859)	(887)	(2,492)	(2,580)

Income available to common shareholders from continuing operations—pro forma	$5,992	$5,237	$12,328	$23,577

Basic earnings per share from continuing operations—as reported	$0.16	$0.14	$0.34	$0.62
Basic earnings per share from continuing operations—pro forma	$0.14	$0.12	$0.29	$0.56

Diluted earnings per share from continuing operations—as reported	$0.16	$0.14	$0.34	$0.62
Diluted earnings per share from continuing operations—pro forma	$0.14	$0.12	$0.29	$0.56
     There was no impact from pro forma expense on discontinued operations for any period presented.
     Compensation expense (reduction of expenses) for the Company’s stock performance plan was $(0.6) million and $(0.4) million for the three months ended September 30, 2005 and 2004, respectively, and $0.1 million and $(0.5) million for the nine months ended September 30, 2005 and 2004, respectively.

12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company is as follows:

	Pension benefits		Other benefits		Pension benefits		Other benefits
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$3,857	$3,628	$200	$226	$11,680	$10,906	$600	$677
Interest cost	6,535	6,303	790	840	19,715	18,928	2,370	2,521
Expected return on plan assets	(5,510)	(5,428)	—	—	(16,619)	(16,304)	—	—
Amortization of prior service cost	25	49	(140)	(140)	74	150	(420)	(419)
Net amortization and deferral	1,658	1,485	(58)	(24)	4,985	4,456	(174)	(72)
Curtailment and settlement effects	(222)	—	—	—	(222)	—	—	—

Net periodic benefit cost	$6,343	$6,037	$792	$902	$19,613	$18,136	$2,376	$2,707

     In February 2006, the Company announced changes to certain of its postretirement benefit plans. See additional information regarding this matter in Note 17.
13. Income taxes
     Income tax expense as a percentage of pre-tax income from continuing operations for the three months ended September 30, 2005, was 40.7% compared to 33.2% in the same period in 2004. The 2005 rate was higher as a result of the mix of income by subsidiary and country.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Performance Coatings	$118,209	$116,796	$366,969	$347,981
Electronic Materials	92,945	91,633	263,759	301,302
Color and Glass Performance Materials	88,610	87,720	277,223	271,272
Polymer Additives	74,279	68,813	229,158	209,904
Specialty Plastics	68,415	65,649	211,733	199,710
Other	23,658	20,994	75,574	65,648

Total consolidated sales	$466,116	$451,605	$1,424,416	$1,395,817

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income to income (loss) before taxes from continuing operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Performance Coatings	$6,303	$7,864	$23,433	$22,581
Electronic Materials	5,096	8,035	9,286	31,958
Color and Glass Performance Materials	9,370	7,671	32,240	31,744
Polymer Additives	5,395	(611)	15,797	(797)
Specialty Plastics	3,812	2,476	10,676	9,943
Other	899	515	2,944	2,653

Total segment income	30,875	25,950	94,376	98,082
Unallocated expenses	(11,731)	(6,721)	(40,163)	(28,217)
Interest expense	(12,156)	(10,395)	(34,862)	(30,743)
Foreign currency	(53)	18	(1,039)	(2,933)
Gain on sale of businesses	—	—	—	5,195
Miscellaneous — net	5,176	886	5,219	(525)

Income before taxes from continuing operations	$12,111	$9,738	$23,531	$40,859

     Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents more than 10% of the Company’s consolidated sales. Net sales by geographic region are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
United States	$231,541	$234,541	$697,656	$726,084
International	234,575	217,064	726,760	669,733

Total sales	$466,116	$451,605	$1,424,416	$1,395,817

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At September 30, 2005, the Company had 6.2 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $82.5 million. At December 31, 2004, the Company had 9.4 million troy ounces of metals on consignment for periods of less than one year with a market value of $106.4 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals.
16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $598.3 million at September 30, 2005, and $574.4 million at December 31, 2004.
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
     Net income for the three months ended September 30, 2005, increased to $6.9 million from $5.9 million for the three months ended September 30, 2004. Earnings in the current quarter reflect increased mark-to-market gains on supply contracts, mainly for natural gas. Revenues were increased by improved pricing and product mix that was only partially offset by declining volumes. Expenses were higher, due to increased fees related to the accounting investigation and restatement efforts and higher interest expenses.
Outlook
     Due to the timing of the filing, it is not meaningful to provide an outlook for the remainder of calendar year 2005. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed.
Results of Operations
Comparison of the three months ended September 30, 2005 and 2004
     Net sales for the three months ended September 30, 2005, of $466.1 million were 3.2% higher than the $451.6 million of net sales for the comparable 2004 period. Across the business, price and product mix improvements were partially offset by volume declines. The revenue increase was primarily driven by improved pricing and product mix in the Polymer Additives, Specialty Plastics and Electronic Materials segments. North America, Latin America and the Asia-Pacific regions all recorded sales increases while Europe experienced a modest sales decline. A slight strengthening of foreign currencies, principally the Euro, accounted for less than one percentage point of the growth in revenues compared to 2004.
     Gross margins (net sales less cost of sales) were 20.3% of sales for the three months ended September 30, 2005, compared with 20.5% for the comparable 2004 period. Gross margins for the three months ended September 30, 2005, included charges of $0.1 million for costs associated with restructuring versus charges of $0.6 million in 2004. In the quarter, the favorable effects of higher pricing were more than offset by the negative impacts of raw material cost increases and lower volumes.
     Selling, general and administrative (“SG&A”) expenses were $75.3 million in the third quarter of 2005 compared to $73.5 million in the third quarter of 2004. Restructuring expenses and charges related to the accounting investigation and restatement recorded in SG&A in 2005 were $3.7 million versus $1.5 million in 2004. Overall, SG&A expenses as a percentage of net sales were largely unchanged at 16.1% and 16.2% for the three months ended September 30, 2005 and 2004, respectively.
     Interest expense was $12.2 million for the third quarter of 2005, an increase from the $10.4 million in the same period of 2004. The increase was due to a combination of higher average outstanding levels of debt coupled with higher interest rates on the Company’s variable rate borrowings.
     Miscellaneous income, net, for the three months ended September 30, 2005, was $5.2 million as compared to income of $0.9 million for the same period in the prior year. In 2005 the Company realized $5.3 million in gains associated with marked-to-market valuation of natural gas contracts versus a gain of $0.5 million in 2004.
     Income tax expense as a percentage of pre-tax income from continuing operations for the quarter was 40.7% compared to 33.2% in the same period in 2004. The 2005 rate was higher as a result of the mix of income by subsidiary and country.
     Income from continuing operations for the three months ended September 30, 2005, totaled $7.2 million compared with $6.5 million for the same period in 2004. Diluted earnings per share from continuing operations for the quarter totaled $0.16 compared to $0.14 in 2004.
     There were no businesses reported as discontinued operations in the quarters ended September 30, 2003 and 2004. The Company, however, realized losses in both periods related to certain post-closing matters associated with businesses sold in prior periods. In the quarter ended September 30, 2005, the Company recorded a $0.3 million loss, net of tax, and, in the same period for 2004, the Company realized a $0.6 million loss, net of tax. Diluted earnings per share for discontinued operations totaled a loss of $0.01 and $0.01 in the third quarter of 2005 and 2004, respectively.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 1.2% to $118.2 million compared to $116.8 million in the third quarter of 2004. Segment income declined to $6.3 million from $7.9 million in 2004. The revenue increase was driven primarily by increased demand for tile coatings partially offset by lower volumes in porcelain enamels. Favorable currency exchange rates, primarily related to the strengthening of the Euro, also contributed to the sales growth. Increased sales in North America and Latin America were partially offset by declines in Europe and Asia. The decline in segment income reflects the impact of lower volumes and higher raw materials costs that were not fully offset by higher pricing.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment were $92.9 million versus $91.6 million in the third quarter of 2004. Segment revenues increased by 1.4% driven by improved product mix, partially offset by lower volumes. Segment income declined to $5.1 million from $8.0 million in 2004. The decline in segment income was the result of increased raw materials costs and lower manufacturing volumes.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $88.6 million, an increase of 1.0% versus $87.7 million in the third quarter of 2004. Segment income increased to $9.4 million from $7.7 million in 2004. Sales improved primarily due to an increase in volumes, partially offset by a less favorable combination of price and product mix. The increase in segment income was primarily driven by lower SG&A expense and improved volume.
     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $74.3 million, an increase of 7.9% versus $68.8 million in the third quarter of 2004. Segment income increased to $5.4 million from a loss of $0.6 million in 2004. The revenue increase was driven by an improved pricing environment in North America. Increased pricing more than offset raw material cost increases and was the primary driver for segment income improvement.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $68.4 million, an increase of 4.2% versus $65.6 million in the third quarter of 2004. Segment income increased to $3.8 million from $2.5 million in 2004. The revenue increase was driven by increased demand from appliance and automotive end markets, resulting in improved average selling prices. Segment income also benefited from the improved selling prices, which increased faster than costs.
     Other Segment Results. Net sales in the Other segment were $23.7 million for the third quarter of 2005, an increase of 12.7% versus $21.0 million in the prior year. Segment income increased to $0.9 million from $0.5 million in the third quarter of 2004.
     Geographic Sales. Sales increased in the United States, Latin America and Asia, while declining in Europe. North American sales were $231.5 million for the third quarter of 2005 compared with $234.5 million in the same period of 2004. International net sales were $234.6 million compared to $217.1 million. The increase was primarily due to increased sales in Latin America and Asia-Pacific partially offset by declines in Europe.
Comparison of the nine months ended September 30, 2005 and 2004
     Net sales from continuing operations for the first nine months of 2005 of $1,424.4 million were 2.0% higher than the $1,395.8 million recorded in 2004. Net sales benefited from improved economic conditions in North America and continued growth in the Asia-Pacific region. The impact of strengthening currencies, in particular the Euro, improved revenue by slightly more than one percentage point. Net sales were also increased by higher average selling prices in the Polymer Additives, Performance Coatings and Specialty Plastics product lines, partially offset by volume declines in Electronic Materials, Polymer Additives and Specialty Plastics businesses.
     Gross margins were 20.5% of sales compared with 21.6% for the prior year period. The reduced gross margins compared with the prior year stemmed primarily from raw material cost increases, which were only partially recovered through sales price adjustments and higher operating efficiencies. Gross margins for the nine months ended September 30, 2005, included $2.3 million for costs associated with restructuring versus $2.9 million in 2004.

     Selling, general and administrative (SG&A) expenses were $237.6 million for the first nine months of 2005 versus $231.6 million for 2004. Expenses of $12.0 million related to restructuring and the accounting investigation and restatement process are included in the SG&A expenses for the 2005 period. In the first nine months of 2004, expenses for these items were $2.6 million. SG&A as a percentage of net sales was largely unchanged at 16.7% for the nine months ended September 30, 2005, compared with 16.6% for the nine months ended September 30, 2004.
     Interest expense from continuing operations increased to $34.9 million for the first nine months of 2005 from $30.7 million for the same period in 2004. This change was driven by an increase in debt levels coupled with an increase in interest rates on the Company’s variable rate borrowings.
     Net foreign currency loss for the period ending September 30, 2005, was $1.0 million as compared to $2.9 million for the same 2004 period. The 2004 period included a $1.0 million loss associated with the liquidation of a joint venture company. The Company uses certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     A pre-tax gain of $5.2 million was recognized during the nine months ended September 30, 2004, for the sale of the Company’s interest in Tokan Material Technology Co. Limited, an unconsolidated affiliate. There were no similar gains or losses in 2005.
     Miscellaneous income, net, for the nine months ended September 30, 2005, was $5.2 million as compared to expense of $0.5 million for the same period in the prior year. In 2005 the Company realized $6.9 million in gains associated with marked-to-market valuation of natural gas contracts versus a gain of $0.5 million in 2004.
     Income tax expense as a percentage of pre-tax income from continuing operations for the nine months ended September 30, 2005, was 32.7% compared to 33.0% in 2004.
     Income from continuing operations for the first nine months of 2005 was $15.8 million versus $27.4 million in 2004. Diluted earnings per share from continuing operations in the first nine months of 2005 were $0.34 compared to $0.62 in 2004.
     There were no businesses reported as discontinued operations for the nine-month period ended September 30, 2005. The Company, however, recorded a $0.6 million loss, net of tax, for the period related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The reported loss from discontinued operations, net of tax, for the nine months ended September 30, 2004, was $0.7 million. Diluted earnings per share for discontinued operations totaled a loss of $0.01 for the first three quarters of 2005 versus a loss of $0.02 for the same period in 2004.
     Performance Coatings Segment Results. Net sales in the Performance Coatings segment were $367.0 million in the nine months ended September 30, 2005, compared with $348.0 million in the same period in 2004. The 5.5% increase in segment revenue is primarily due to increased demand and higher average selling prices, principally driven by increased market demand in North America, Latin America and Europe. Revenues also benefited from the favorable impact of foreign currency exchange rates. These gains were partially offset by lower volumes of porcelain enamel products sold in Europe and Asia. Segment income was $23.4 million for the nine months ended September 30, 2005, compared with segment income of $22.6 million in the prior year. The increase in segment income reflects lower segment SG&A expense, improved overall volume and manufacturing productivity, partially offset by higher raw material costs.
     Electronic Materials Segment Results. Net sales in the Electronic Materials segment were $263.8 million in the nine months ended September 30, 2005, a 12.5% decline from the $301.3 million recorded in the same period in the prior year. The revenue decline was driven by weak demand among manufacturers of multilayer capacitors, particularly in the first half of 2005. As a result, volume was down sharply, although offset slightly by price/mix improvements and favorable currency exchange rates relative to the U.S. dollar. Segment income declined to $9.3 million from $32.0 million in 2004. The decline in segment income reflects the lower volumes, particularly in the first half of the year, which resulted in lower manufacturing utilization rates compared to the same period in the prior year as well as a less favorable mix of products.

     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $277.2 million, an increase of 2.2% versus $271.3 million in the third quarter of 2004. Segment income increased to $32.2 million from $31.7 million in 2004. Net sales improved primarily due to an increase in volumes, particularly in Asia, and the favorable impact of foreign currency exchange rate differences relative to the U.S. dollar. These gains were partially offset by a less favorable product mix. The improvement in segment income was primarily driven by lower SG&A expense, improved manufacturing productivity and a more favorable price/mix, partially offset by increased raw material costs.
     Polymer Additives Results. Net sales in the Polymer Additives segment were $229.2 million in the nine months ended September 30, 2005, compared with net sales of $209.9 million in the nine months ended September 30, 2004. The increase of 9.2% was driven by higher prices in North America, partially offset by lower volumes. Segment income increased to $15.8 million from a loss of $0.8 million in 2004. Improved pricing was the primary driver of the improvement in segment income.
     Specialty Plastics Segment Results. Net sales in the Specialty Plastics segment were $211.7 million in the nine months ended September 30, 2005, compared to $199.7 million in the same period in 2004. The increase of 6.0% was driven by increased pricing in North America, resulting in increased revenue despite lower volumes. Segment income increased to $10.7 million from $9.9 million in 2004. Segment income increased primarily due to the more favorable pricing environment that more than offset raw material cost increases.
     Other Segment Results. Net sales in the Other segment were $75.6 million for the nine-month period ended September 30, 2005, an increase of 15.1% versus $65.6 million in the prior year. Segment income improved to $2.9 million from $2.7 million in the same period of 2004.
     Geographic Sales. Net sales in North America were $697.7 million for the nine-month period of 2005 compared with $726.1 million in the same period of 2004. The decline in sales in Electronic Materials was the primary driver of the lower sales. International sales were $726.8 million in the first nine months of 2005 compared to $669.7 million in 2004. For the nine-month period, increased sales in Asia and Latin America were partially offset by lower sales in Europe.
     Cash Flows. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2005, was $15.5 million, compared with $46.5 million for the same period in 2004. The decrease in net cash provided by operating activities of continuing operations is primarily due to lower net income and higher pension plan contributions during 2005.
     Net cash used for investing activities was $30.4 million for the nine months ended September 30, 2005, compared with $8.3 million for the same period in 2004. Capital expenditures in 2005 were $29.2 million. In 2004, the Company used funds for capital expenditures relating to continuing operations of $24.7 million, and these expenditures were partially offset by proceeds from the sale of assets and a business in the first nine months of 2004, and a cash adjustment to the purchase price of a prior acquisition.
     Net cash provided by financing activities was $20.2 million in the nine months ended September 30, 2005, compared with net cash used for financing activities of $46.2 million during the same period in 2004. Cash provided in 2005 primarily reflects debt increases, partially offset by dividends paid to the Company’s shareholders.
     Net cash used for operating activities of discontinued operations was $1.1 million during the nine months ended September 30, 2005, compared with $0.3 million of net cash used for discontinued operations for the same period in 2004.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At September 30, 2005, the Company had a $300 million revolving credit facility that was scheduled to expire in September 2006, as well as $200 million of senior notes due in 2009 and $155 million of debentures with varying maturities beyond 2012. The Company also had an accounts receivable securitization facility under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. The accounts receivable securitization facility was due to mature in June 2006.

     Subsequent to September 30, 2005, the Company replaced and/or modified its existing facilities to secure future financial liquidity. The $300 million revolving credit facility was replaced by a $700 million credit facility, consisting of a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012. See further discussion under “Revolving Credit and Term Loan Facility” below. In addition, the Company extended its $100 million accounts receivable securitization facility for up to three additional years. See further discussion under “Off Balance Sheet Arrangements” below. For further information regarding the Company’s credit facilities, refer to Note 6 to the Company’s Condensed Consolidated Financial Statements under Item 1 herein.
     The Company’s senior credit rating was Ba1 by Moody’s Investor Service, Inc. (“Moody’s”) and BB by Standard & Poor’s Rating Group (“S&P”) at September 30, 2005. In March 2006, Moody’s lowered its rating to B1 and then withdrew its ratings, and S&P lowered its rating to B+. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.
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
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing financial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2004, $3.6 million had been advanced to the Company, net of repayments, under this program. During the three months ended September 30, 2005, $240.1 million of accounts receivable were sold under this program and $241.0 million of receivables were collected and remitted to FFC and the commercial paper conduits. During the nine months ended September 30, 2005, $709.2 million of accounts receivable were sold under this program and $712.7 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net decrease in advances of $3.5 million and total advances outstanding at September 30, 2005, of $0.1 million.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At September 30, 2005, the Company had 6.2 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $82.5 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At September 30, 2006, the Company had outstanding deposits of $93.3 million. The Company anticipates that the majority of these cash deposits will be returned by December 31, 2006.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations.
Liquidity
     Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products, as well as the potential requirement to repay the senior notes due to the Company’s delayed SEC filings, could adversely affect cash flows. Despite these potential constraints on cash flows, the Company maintains considerable resources. At September 30, 2005, the Company had a $300.0 million revolving credit facility of which $118.1 million was available. This liquidity, along with the liquidity from the Company’s asset securitization program of which $99.9 million was available as of September 30, 2005, other financing arrangements, available cash flows from operations, asset sales, and the New Credit Facility, should allow the Company to meet its funding requirements and other commitments. However, factors beyond the Company’s control such as prevailing economic, financial and market conditions may prevent the Company from doing so. As of September 30, 2006, the Company had borrowed $157.7 million against its $250 million revolving credit facility and drawn $64.5 million on the $100 million asset securitization program. In addition, the Company had drawn $250 million on the $450 million term loan facility, although the $200 million remaining availability is reserved for the repayment of the 9 1/8% senior notes should they be accelerated by the bondholders.
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
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally limited to the amounts outstanding under the revolving credit facility and amounts outstanding under its asset securitization program. Based on the amount of variable-rate indebtedness outstanding at September 30, 2005, a 1% increase or decrease in interest rates would have resulted in a $1.9 million corresponding change in interest expense. At September 30, 2005, the Company had $354.5 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $358.8 million at September 30, 2005. During July and August 2006, the bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the term loan facility (see further information included under Liquidity and Capital Resources under Item 2 of this Form 10-Q), which increased the level of floating-rate debt.
     Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At September 30, 2005, the Company held forward contracts with a notional amount of $120.4 million and an aggregate fair value of $(0.2) million. A 10% appreciation of the U.S. dollar would have resulted in a $0.6 million decrease in the fair value of these contracts in the aggregate at September 30, 2005. A 10% depreciation of the U.S. dollar would have resulted in a $0.8 million increase in the fair value of these contracts in the aggregate at September 30, 2005.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. At September 30, 2005, contracts for 1.2 million MMBTU’s of natural gas had a fair value of $6.0 million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $1.6 million corresponding change in the fair value of the contracts as of September 30, 2005.
Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed. Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of September 30, 2005.
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
Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was previously filed, the Company initiated a number of remediation activities during 2005 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended September 30, 2005, the following remediation activities were taken in response to material weaknesses identified by management:
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