Form 10-Q
period 2006-03-31
FERRO CORP
filed 2006-12-08
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At November 30, 2006, there were 42,801,687 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands,
	except per share amounts)
Net sales	$505,153	$461,674
Cost of sales	397,246	368,716
Selling, general and administrative expenses	79,104	83,561
Other expense (income):
Interest expense	13,250	11,028
Foreign currency transactions, net	321	767
Miscellaneous expense (income), net	2,656	(1,828)

Income (loss) before taxes	12,576	(570)
Income tax expense (benefit)	4,138	(1,153)

Income from continuing operations	8,438	583
Loss on disposal of discontinued operations, net of tax	126	65

Net income	8,312	518
Dividends on preferred stock	328	387

Net income available to common shareholders	$7,984	$131

Per common share data
Basic earnings:
From continuing operations	$0.19	$0.00
From discontinued operations	0.00	0.00

	$0.19	$0.00

Diluted earnings:
From continuing operations	$0.19	$0.00
From discontinued operations	0.00	0.00

	$0.19	$0.00

Dividends	$0.145	$0.145

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,537	$17,413
Accounts and trade notes receivable, net	211,861	182,390
Notes receivable	126,541	112,744
Inventories	232,682	215,257
Deposits for precious metals	79,000	19,000
Deferred income taxes	41,190	40,732
Other current assets	26,766	23,183

Total current assets	734,577	610,719
Property, plant and equipment, net	525,676	531,139
Intangibles, net	412,483	410,666
Deferred income taxes	61,974	61,130
Other non-current assets	52,208	54,890

Total assets	$1,786,918	$1,668,544

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable and current portion of long-term debt	$7,896	$7,555
Accounts payable	246,544	236,282
Income taxes	4,919	5,474
Accrued payrolls	31,159	25,112
Accrued expenses and other current liabilities	93,399	92,461

Total current liabilities	383,917	366,884
Long-term debt, less current portion	640,951	546,168
Post-retirement and pension liabilities	223,184	230,320
Deferred income taxes	14,538	14,002
Other non-current liabilities	22,758	22,611

Total liabilities	1,285,348	1,179,985
Series A convertible preferred stock	18,507	20,468
Shareholders’ equity	483,063	468,091

Total liabilities and shareholders’ equity	$1,786,918	$1,668,544

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net cash used for continuing operations	$(78,479)	$(8,428)
Net cash used for discontinued operations	(208)	(274)

Net cash used for operating activities	(78,687)	(8,702)
Cash flows from investing activities
Capital expenditures for plant and equipment	(8,247)	(9,162)
Acquisitions, net of cash acquired	—	(798)
Proceeds from sale of assets and businesses	835	38
Other investing activities	(246)	(274)

Net cash used for investing activities	(7,658)	(10,196)
Cash flows from financing activities
Net borrowings under short term facilities	341	1,541
Proceeds from revolving credit facility	276,400	217,500
Principal payments on revolving credit facility	(181,400)	(192,874)
Cash dividends paid	(6,466)	(6,529)
Debt issue costs paid	(4,750)	—
Other financing activities	1,027	1,103

Net cash provided by financing activities	85,152	20,741
Effect of exchange rate changes on cash	317	(161)

(Decrease) increase in cash and cash equivalents	(876)	1,682
Cash and cash equivalents at beginning of period	17,413	13,939

Cash and cash equivalents at end of period	$16,537	$15,621

Cash paid during the period for:
Interest	$14,096	$12,595
Income taxes	$1,545	$1,716
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments that are necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise noted. Due to differing business conditions, various Company initiatives, and some seasonality, the results for the three months ended March 31, 2006, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting pronouncement adopted in the three months ended March 31, 2006
     Before January 1, 2006, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS No. 123). Accordingly, the Company recognized no compensation expense, because under the award plans the stock option exercise price may not be less than the per share fair market value of the Company’s stock on the date of grant.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS No. 123R). This statement requires the Company to recognize over the requisite service periods compensation costs for the estimated grant-date fair value of stock-based awards that are expected to ultimately vest and to adjust expected vesting rates to actual results as these become known.
     The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of FAS No. 123R, and, in accordance with the modified prospective transition method, the condensed consolidated financial statements for the prior period do not include the impact of FAS No. 123R. Under the modified prospective transition method, the Company has recognized compensation expense that includes (a) compensation cost for all stock-based compensation granted, but not yet vested, as of the date of adoption, and (b) compensation cost for all stock-based compensation granted on or subsequent to adoption.
     The adoption of FAS No. 123R reduced pre-tax income from continuing operations by $0.7 million and net income by $0.5 million for the three months ended March 31, 2006. The adoption of FAS No. 123R also reduced basic and diluted earnings per share by $0.01 for the three months ended March 31, 2006, and required the classification of realized tax benefits, related to the excess of the deductible compensation cost over the amount recognized, as a financing activity rather than as an operating activity in the condensed consolidated statement of cash flows.
     The following table contains pro forma disclosures regarding the effect on the Company’s net income and basic and diluted earnings per share for the three months ended March 31, 2005, had the Company applied a fair value method of accounting for stock-based compensation in accordance with FAS No. 123.

Three months ended
March 31, 2005
(Dollars in thousands,
except per share amounts)
Income available to common shareholders from continuing operations—as reported	$196
Add: Stock-based employee compensation expense included in reported income, net of tax	36
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(789)

Loss attributable to common shareholders from continuing operations—pro forma	$(557)

Basic earnings per share from continuing operations—as reported	$0.00
Basic loss per share from continuing operations—pro forma	$(0.01)

Diluted earnings per share from continuing operations—as reported	$0.00
Diluted loss per share from continuing operations—pro forma	$(0.01)
     There was no impact on pro forma expense from discontinued operations for the period presented.
     For the purpose of computing pro forma net income, the fair value of stock options was estimated at their grant date using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in the Company’s option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different and would likely be lower.
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
4. Shareholders’ equity
     Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain (loss) adjustments associated with investments in marketable equity securities that are available for sale. Comprehensive income (loss) was $17.2 million and $(12.7) million for the three months ended March 31, 2006 and 2005, respectively. Accumulated other comprehensive loss at March 31, 2006, and December 31, 2005, was $107.0 million and $116.0 million, respectively.

     Transactions involving benefit plans increased shareholders’ equity by $4.2 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively.
5. Inventories
     Inventories are comprised of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Raw materials	$66,942	$62,488
Work in process	39,376	34,122
Finished goods	140,680	133,060

FIFO cost (approximates replacement cost)	246,998	229,670
LIFO reserve	(14,316)	(14,413)

Total	$232,682	$215,257

6. Financing and long-term debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
$200,000 Senior Notes, 9.125%, due 2009 (a)	$199,000	$198,909
$25,000 Debentures, 7.625%, due 2013 (a)	24,880	24,877
$25,000 Debentures, 7.375%, due 2015 (a)	24,966	24,965
$50,000 Debentures, 8.0%, due 2025 (a)	49,555	49,550
$55,000 Debentures, 7.125%, due 2028 (a)	54,537	54,532
Revolving credit facility	281,100	186,100
Capitalized lease obligations	7,203	7,364
Other notes	1,460	1,560

	642,701	547,857
Less current portion	1,750	1,689

Total	$640,951	$546,168

(a)	Net of unamortized discounts.
Revolving Credit and Term Loan Facilities
     At March 31, 2006, the Company had borrowed $281.1 million under a $300 million revolving credit facility that was scheduled to expire in September 2006 (“Prior Revolving Credit Facility”). The average interest rates for borrowings against the Prior Revolving Credit Facility at March 31, 2006, and December 31, 2005, were 6.8% and 6.4%, respectively.
     The Prior Revolving Credit Facility contained financial covenants relating to total debt, fixed charges and EBITDA, cross default provisions with other debt obligations, and customary operating covenants that limited the Company’s ability to engage in certain activities, including significant acquisitions. In addition, when the Company’s senior credit rating was downgraded below Ba2 by Moody’s Investor Services, Inc. (“Moody’s”) in March 2006, the Company and its domestic material subsidiaries were required to grant security interests in their tangible and intangible assets (with the exception of the receivables sold as part of the Company’s asset securitization program), pledge 100% of the stock of domestic material subsidiaries and pledge 65% of the stock of foreign material subsidiaries, in each case, in favor of the lenders under the Prior Revolving Credit Facility. This lien grant and pledge of stock was substantially completed in April 2006. Liens on principal domestic manufacturing properties and the stock of domestic subsidiaries were also granted to and shared with the holders of the Company’s senior notes and debentures, as required by their indentures.

     In March 2006, the Company obtained a waiver from the lenders in the Prior Revolving Credit Facility to extend reporting requirements through June 2006 for the 2004, 2005 and 2006 periods. The extension gave the Company time to put in place the New Credit Facility as described below.
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
     The New Credit Facility was entered into to replace the Prior Revolving Credit Facility that was scheduled to expire in September 2006. In addition, the financing, through the term loan facility, provided capital resources sufficient to refinance the $200 million of senior notes and $155 million of debentures that could have become immediately due and payable due to defaults associated with the Company’s delayed Securities and Exchange Commission (“SEC”) financial filings for 2005. Because one of the purposes of the term loan facility is to fund the potential acceleration of the senior notes and debentures, the term facility contains certain restrictions including, but not limited to, the following:
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
     At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the Prior Revolving Credit Facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Senior Notes and Debentures” below. The Company is required to make quarterly principal payments equal to 0.25% of the amount borrowed under the term loan facility beginning no later than July 2007.
     The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins. For the revolving credit facility, the applicable margin is based on the Company’s index debt rating. The New Credit Facility is secured by substantially all of the Company’s assets, including the assets and 100% of the shares of the Company’s material domestic subsidiaries and 65% of the shares of the Company’s “first tier” foreign subsidiaries, but excluding trade receivables sold pursuant to the Company’s accounts receivable sales programs. These liens are shared with the holders of the Company’s senior notes, as required under the respective indenture.
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
Senior Notes and Debentures
     At March 31, 2006, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $351.0 million. Fair market value represents a third party’s indicative bid prices for these obligations. The Company’s senior credit rating was Ba1 by Moody’s and BB by Standard & Poor’s Rating Group (“S&P”) at December 31, 2005. In March 2006, the Company’s senior credit rating was downgraded to B1 by Moody’s. Moody’s then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the SEC. Also in March 2006, S&P lowered its rating to B+. S&P cited delays in filing, a recent absence of transparency with regard to current results and near term prospects, and a diminished business profit that resulted in weak operating margins and earnings. Although there are negative implications to these actions, the Company anticipates that it will continue to have access to sufficient liquidity, albeit at higher borrowing costs.
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
     As of the date of this filing, the $200 million senior notes currently remain outstanding, although they could be declared immediately due and payable. In the event the bondholders of the senior notes provide a notice of acceleration prior to the Company curing the existing reporting default, the Company believes it has sufficient liquidity resources, primarily through the term loan facility, to fully satisfy any potential acceleration. In addition, the senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.
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

FFC finances its acquisition of trade accounts receivable assets by issuing beneficial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2005, $1.0 million had been advanced to the Company, net of repayments, under this program. During the three months ended March 31, 2006, $259.6 million of accounts receivable were sold under this program and $259.4 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $0.2 million and total advances outstanding at March 31, 2006, of $1.2 million.
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
     The Company holds a note receivable from FFC to the extent that cash proceeds from the sale of accounts receivable to FFC have not yet been received by the Company. The note receivable balance was $126.2 million as of March 31, 2006, and $111.9 million as of December 31, 2005. The Company, on a monthly basis, measures the fair value of the note receivable using management’s best estimate of the undiscounted expected future cash collections on the outstanding receivables sold. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests.
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows. At September 30, 2006, the Company had a $250 million revolving credit facility of which $74.1 million was available. This liquidity, along with liquidity from other financing arrangements, available cash flows from operations, and asset sales, should allow the Company to meet its funding requirements and other commitments.

7. Earnings per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended
	March 31,
	2006	2005
	(In thousands,
	except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$7,984	$131
Add back: Loss from discontinued operations	126	65

	$8,110	$196

Weighted-average common shares outstanding	42,337	42,281

Basic earnings per share from continuing operations	$0.19	$0.00

Diluted earnings per share computation:
Net income available to common shareholders	$7,984	$131
Add back: Loss from discontinued operations	126	65
Plus: Convertible preferred stock	—	—

	$8,110	$196

Weighted-average common shares outstanding	42,337	42,281
Assumed conversion of convertible preferred stock	—	—
Assumed satisfaction of performance share conditions	10	—
Assumed exercise of stock options	—	55

Weighted-average diluted shares outstanding	42,347	42,336

Diluted earnings per share from continuing operations	$0.19	$0.00

     The convertible preferred shares were anti-dilutive for the three months ended March 31, 2006 and 2005, and thus not included in the diluted shares outstanding. The stock options were anti-dilutive for the three months ended March 31, 2006, and thus not included in the diluted shares outstanding.
8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	Costs	Total
	(Dollars in thousands)
Balance, December 31, 2005	$2,232	$66	$2,298
Gross charges	147	—	147
Non-cash items	(90)	—	(90)
Cash payments	(649)	(27)	(676)

Balance, March 31, 2006	$1,640	$39	$1,679

     Charges in the three months ended March 31, 2006, relate to the Company’s various restructuring and cost reduction initiatives. Total gross charges for the three months ended March 31, 2006, were $0.1 million which were included in selling, general and administrative expenses.
     The remaining reserve balance for restructuring and cost reduction initiatives primarily represents cash payments expected to be made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the initiatives within that time frame exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies.

9. Discontinued operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. There were no sales, income before taxes, or related tax expense from discontinued operations in the three months ended March 31, 2006 or 2005.
     Disposal of discontinued operations resulted in pre-tax losses of $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The related tax benefits were $0.1 million and less than $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The loss on disposal of discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company had accruals of $3.1 million as of March 31, 2006, and December 31, 2005, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies.
     There were no cash flows from investing or financing activities related to discontinued operations for the three months ended March 31, 2006 or 2005.
10. Contingent liabilities
     In February 2003, the Company was requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any current or former employee of the Company. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. The Company is vigorously defending itself in those actions and believes it would have a claim for indemnification by the former owners of its heat stabilizer business if the Company were found liable. Because these actions are in their preliminary stages, the outcomes of these lawsuits cannot be determined at this time.
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
     Also following the July 23, 2004, press release, four derivative lawsuits were commenced and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. On March 21, 2006, the Court dismissed the consolidated derivative action without prejudice. On April 8, 2006, plaintiffs filed a motion seeking relief from the judgment dismissing the derivative lawsuit and seeking to further amend their complaint following discovery, which was denied. On April 13, 2006, plaintiffs also filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filings. The Company has notified Ferro’s directors and officers liability insurer of the claim. Because this appeal is in the preliminary stage, the outcome of this litigation cannot be determined at this time.
     On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit with prejudice in exchange for the settlement amount of $4.0 million, which would be paid by the Company’s liability insurer subject to the Company’s satisfaction of the remaining retention amount under the insurance policy. The Company and the individual defendants expressly deny any and all liability. The United States District Court granted preliminary approval of the settlement on November 3, 2006. Several contingent events must be satisfied before the settlement becomes final. Management does not expect the ultimate outcome of the lawsuit to have a material effect on the financial position, results of operations or cash flows of the Company.
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
     In October 2005, the Company disclosed to the New Jersey Department of Environmental Protection (“NJDEP”) that it had identified potential violations of the New Jersey Water Pollution Control Act, and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In September 2006, the Company entered into an agreement with the NJDEP under which the Company paid the State of New Jersey a civil administrative penalty of $0.2 million in full settlement of the violations.
     There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
     At March 31, 2006, and December 31, 2005, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $23.5 million and $21.8 million, respectively. These agreements primarily relate to the Company’s insurance programs, natural gas contracts, potential environmental remediation liabilities, foreign tax payments, and support of an unconsolidated affiliate’s borrowing facility. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and the Company would be liable to the financial institutions for the amounts drawn.
11. Stock-based compensation
     In April 2003, shareholders of the Company approved the 2003 Long-Term Incentive Compensation Plan (the “Plan”). The purpose of the Plan is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality executive personnel and directors and aligning their interests with those of our shareholders. The Plan authorizes several different types of long-term incentives, including stock options, stock appreciation rights, restricted shares, performance shares and common stock awards. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. Generally, the Company issues treasury stock to satisfy the requirements of common stock under the Plan. The effective date of the Plan was January 1, 2003. The number of shares of common stock reserved for awards under the Plan is 3,250,000 shares. At March 31, 2006, there were 334,175 shares available for grant.
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
Stock Options
     The Compensation Committee of the Board of Directors (the “Committee”) awards stock options under the Plan. The Committee generally grants stock options during regularly scheduled meetings. The exercise price of stock options granted may not be less than the per share fair market value of the Company’s common stock on the date of the grant. Stock options have a term of 10 years and vest evenly over four years on the anniversary of the grant date. In the case of death, retirement, disability or change in control, the stock options become 100% vested and exercisable.
     Compensation expense related to stock options for the three months ended March 31, 2006, was $0.7 million, which was included in selling, general and administrative expenses.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. These assumptions are judgmental in nature and impact the timing and amount of compensation expense. The Company uses historical data to estimate option exercise and employee termination within the valuation model and adjusts the assumptions each year based upon new information. The Company uses historical exercise experience to estimate the expected life of stock options. The risk-free interest rate is based upon the yield of U.S. Treasury bonds with remaining terms equal to the expected life of the stock option. The expected volatility is based upon historical daily price observations of the Company’s common stock over a 3-year period.

Range
Expected life, in years	6.80 to 8.20
Risk-free interest rate	3.50% to 5.94%
Expected volatility	28.07% to 37.30%
Expected dividend yield	2.18% to 3.00%
     A summary of the stock option activity for the three months ended March 31, 2006, is as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(In years)	Value
Outstanding at January 1, 2006	4,829,900	$22.23
Granted	537,000	20.68
Exercised	(135,010)	15.75
Forfeited	(62,847)	20.33

Outstanding at March 31, 2006	5,169,043	$22.26	5.90	$1,013,000

Exercisable at March 31, 2006	3,915,089	$22.57	4.90	$840,000

     The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $6.01 and $5.10, respectively.
     The aggregate intrinsic value in the table above represents the total pretax difference between the Company’s closing fair market value per share on the last trading day of the quarter and the option exercise price, multiplied by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options at March 31, 2006. Under FAS No.123R, the Company does not record the aggregate intrinsic value for financial accounting purposes and the value changes daily based on the changes in the fair market value of the Company’s common stock.
     Information related to stock options exercised follows:

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Proceeds from the exercise of stock options	$2,126	$1,301
Intrinsic value of stock options exercised	466	434
Income tax benefit related to stock options exercised	163	152

     A summary of the status of the Company’s nonvested stock options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested at January 1, 2006	1,117,031	$6.19
Granted	537,000	6.01
Vested	(353,202)	6.81
Forfeited	(46,875)

Nonvested at March 31, 2006	1,253,954	$5.99

     As of March 31, 2006, there was $7.0 million of total unrecognized compensation cost related to nonvested stock-based compensation granted under the Company’s stock option plans. The Company expects the compensation cost to be recognized over a weighted average period of 2.9 years. The total fair value of options vested during the three months ended March 31, 2006, was $2.8 million.
Performance Shares
     The Company maintains multiple performance share plans (“PSPs”) whereby awards, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. Generally, the plans have a term of three years and management establishes a new plan annually. Therefore, there typically are three plans outstanding at a given point in time. On the grant date, the Company issues restricted common stock to the participants and these shares are held for the benefit of the participants until the end of the performance period. Participants are entitled to receive dividends on the restricted shares during the performance period.
     The Company pays 50% cash and 50% common stock for the value of any earned performance shares. The portions of the awards to be paid in cash are treated as liabilities and are therefore remeasured at the current fair value each reporting period based upon the fair value of the Company’s common stock. The awards that are settled with common stock are treated for accounting purposes as equity awards, and therefore, the amount of employee compensation recorded over the performance period is equal to the fair value on the grant date. Compensation expense for all performance share awards is adjusted for the achievement of the plan’s performance conditions based upon management’s best estimate using available facts and circumstances.
     The following table identifies the potential number of common shares to be issued and the common stock price on the date of grant. For the portion of the awards that are treated as liabilities, the awards were remeasured at the common stock closing market price at March 31, 2006 of $20.00.

	Potential Number of	Common Stock Price
Award	Shares to be Issued	at Grant Date
2004 – 2006	118,100	$26.50
2005 – 2007	127,900	$19.39
2006 – 2008	118,200	$19.61
     The potential compensation amounts related to the awards issued are reduced during the performance period by forfeitures and non-attainment of performance conditions. On August 3, 2006 the Company settled the awards for the 2003 – 2005 plan based upon the common stock price of $19.56 per share, which by the terms of the PSP, represents the average closing price of a share of common for the first ten days of the last month of the performance period. The Company issued 13,728 non-restricted shares of common stock and paid participants in that plan a total of $0.3 million.
     During the three months ended March 31, 2006 and 2005, the Company recorded $0.2 million and $0.2 million of compensation expense, respectively. At March 31, 2006, the Company had accrued $1.1 million of compensation related to the performance share awards. Performance share awards in the amount of 118,200 and 127,900 shares at weighted-average common stock prices of $19.61 and $19.39 per share were granted during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the estimated future compensation expense related to the outstanding performance shares aggregated $1.8 million. The Company expects to recognize this compensation over the remaining performance period of 2.8 years.

12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company is as follows:

	Pension benefits		Other benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(Dollars in thousands)
Components of net periodic cost:
Service cost	$4,332	$3,973	$217	$200
Interest cost	6,870	6,654	843	790
Expected return on plan assets	(6,316)	(5,606)	—	—
Amortization of prior service cost	22	24	(91)	(140)
Net amortization and deferral	2,007	1,669	—	(58)

Net periodic benefit cost	$6,915	$6,714	$969	$792

     In February 2006, the Company announced changes to certain of its postretirement benefit plans. In the second quarter of 2006, the Company will record a net curtailment gain of $2.5 million related to the Company’s April 1, 2006, curtailment of its retirement benefit accumulations for its largest defined benefit plan, which covers certain salaried and hourly employees in the United States. Also as a result of this curtailment, in the second quarter of 2006, the Company will reduce its additional minimum pension liability by $4.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity. Because of this benefit curtailment, other components of net periodic pension costs for 2006 will be reduced from previously anticipated amounts by $5.7 million, primarily in the second half of the year. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. These changes do not affect current retirees or former employees.
     Additionally, in the second quarter of 2006, the Company will record a net curtailment gain of $2.5 million related to the Company’s limiting of eligibility for retiree medical and life insurance coverage for nonunion employees. Other components of net periodic benefit costs for 2006 will be reduced from previously anticipated amounts by $0.7 million, primarily in the second half of the year. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for postretirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007.
     The Company also sponsors unfunded nonqualified defined benefit retirement plans for certain employees. The Company will record settlement losses for these plans of $4.8 million in the second quarter of 2006, related primarily to a lump sum payment to the beneficiary of its deceased former Chief Executive Officer, and $0.1 million in the third quarter. Also as a result of these settlements, in the second quarter of 2006, the Company will reduce its additional minimum pension liability by $3.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity. Because of these settlements, other components of net periodic pension costs for 2006 will be reduced from previously anticipated amounts by $0.8 million, primarily in the second half of the year.
     In November 2006, the Company announced restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, the Company will record a net curtailment loss of $0.3 million for pension benefits and a net curtailment gain of $4.2 million for other benefits related to this closing.
13. Income taxes
     Income tax expense for the three months ended March 31, 2006, was $4.1 million compared to a benefit of $1.2 million in the prior year. The 2006 tax expense represents 32.9% of pre-tax income. The tax benefit in 2005 was a result of a pre-tax loss as well as the favorable mix of income by subsidiary and country, and a relatively low level of dividends repatriated from outside of the U.S.

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
     The accounting policies of the segments are consistent with those described for the Company’s consolidated financial statements in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Net sales to external customers are presented in the following table. Inter-segment sales were not material.

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Performance Coatings	$126,109	$118,716
Electronic Materials	107,366	78,168
Color and Glass Performance Materials	94,612	92,619
Polymer Additives	82,723	76,308
Specialty Plastics	71,724	70,861
Other	22,619	25,002

Total consolidated sales	$505,153	$461,674

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income (loss) to income (loss) before taxes from continuing operations follows:

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Performance Coatings	$8,995	$7,796
Electronic Materials	8,182	(237)
Color and Glass Performance Materials	12,866	10,923
Polymer Additives	4,562	4,820
Specialty Plastics	5,946	3,592
Other	1,597	815

Total segment income	42,148	27,709
Unallocated expenses	(13,345)	(18,312)
Interest expense	(13,250)	(11,028)
Foreign currency	(321)	(767)
Miscellaneous — net	(2,656)	1,828

Income (loss) before taxes from continuing operations	$12,576	$(570)

     Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents more than 10% of the Company’s consolidated sales. Net sales by geographic region are as follows:

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
United States	$248,671	$226,062
International	256,482	235,612

Total net sales	$505,153	$461,674

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At March 31, 2006, the Company had 5.2 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $100.9 million. At December 31, 2005, the Company had 5.9 million troy ounces of metals on consignment for periods of less than one year with a market value of $99.3 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At March 31, 2006, and December 31, 2005, the Company had outstanding deposits of $79.0 million, and $19.0 million, respectively.
16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $609.6 million at March 31, 2006, and $595.0 million at December 31, 2005.
17. Subsequent events
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
     At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the Prior Revolving Credit Facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Accelerated Repayment of Debentures” below. The Company is required to make quarterly principal payments equal to 0.25% of the amount borrowed under the term loan facility beginning no later than July 2007.
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
Accelerated Repayment of Debentures
     As the Company anticipated and planned for, in March and April 2006, the Company received notices of default from a holder and the Trustee of the senior notes and debentures of which $355 million was outstanding. The notices of default related to reporting requirements. Under the terms of the indentures, the Company had 90 days from the notices of default to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders or the bondholders of the senior notes or debentures could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the $450 million term loan portion of the New Credit Facility.
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
     In October 2005, the Company disclosed to the New Jersey Department of Environmental Protection (“NJDEP”) that it had identified potential violations of the New Jersey Water Pollution Control Act, and the Company commenced an investigation and committed to report any violations and to undertake any necessary remedial actions. In September 2006, the Company entered into an agreement with the NJDEP under which the Company paid the State of New Jersey a civil administrative penalty of $0.2 million in full settlement of the violations.
     On June 10, 2005, a putative class action lawsuit was filed against Ferro, and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit with prejudice in exchange for the settlement amount of $4.0 million, which would be paid by the Company’s liability insurer subject to the Company’s satisfaction of the remaining retention amount under the insurance policy. The United States District Court granted preliminary approval of the settlement on November 3, 2006. Several contingent events must be satisfied before the settlement becomes final.
Specialty Plastics
     In May 2006, the Company announced that it had entered into a non-binding letter of intent to divest its Specialty Plastics business unit and had entered into negotiations with a potential buyer. In October 2006, the Company announced that it had discontinued negotiations with the potential buyer and will continue to operate the Specialty Plastics business.
Restructuring Activities
     In November 2006, the Company announced that it plans to restructure certain operations of the Company’s Electronic Materials and Color and Glass Performance Materials segments. The restructuring in the Electronic Materials business will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007 and moving production to other existing Ferro manufacturing locations. The restructuring of the Color and Glass Performance Materials business is part of a larger restructuring of the Company’s European operations that was announced in July 2006. This portion of the restructuring program primarily involves the proposed transfer of decorative colors production from Frankfurt, Germany to Colditz, Germany.
     These restructuring programs are expected to result in pre-tax charges of $28 million to $32 million. Approximately $24 million of the charges are expected to be incurred in the quarter ended December 31, 2006. Of this amount, approximately $17 million will be non-cash charges including asset impairments, accelerated depreciation and the write-off of intangibles. In addition, the Company expects to incur between $1 million and $2 million in accelerated depreciation during the fourth quarter for other portions of its European restructuring activities. The remainder of the total restructuring charges from these actions, including net curtailment gains from pension and other post retirement benefit plans, will be recorded in future quarters, with the bulk of the charges expected to be incurred in the quarters ended March 31, 2007, and June 30, 2007.
2006 Long-Term Incentive Plan
     In November 2006, shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan authorizes several different types of long-term incentives. The available incentives include stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. The Plan has an effective date of September 28, 2006, and provides for 3,000,000 common shares to be reserved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended March 31, 2006, increased to $8.3 million from $0.5 million for the three months ended March 31, 2005. Earnings in the current quarter reflect the improved results across the business, particularly in Electronic Materials where customer demand rebounded from a weak first quarter in 2005.
     In June 2003, the Company completed the sale of its Petroleum Additives and Specialty Ceramics business units, and accordingly, for all periods presented, each of the these businesses has been reported as a discontinued operation. The discussion presented below under “Results of Operations” focuses on the Company’s results from continuing operations.
Outlook
     Through the remainder of 2006, the Company expects business conditions to support year over year improvements in sales and operating profit compared to 2005. Economic conditions are expected to remain generally positive through the balance of 2006 in all major regions. However, some softening of demand related to U.S. automotive and construction demand is expected in the second half of 2006. Due to seasonal market factors coupled with holidays during the fourth quarter, the Company generally has higher revenues in the first half of the year than in the second half of the year, and profitability typically has been higher in the first six months. The Company expects these seasonal trends to be repeated in 2006.
     The Company continues to pursue a reduction in costs through a number of restructuring initiatives. The restructuring of the Company’s European manufacturing operations related to the Performance Coatings and Color and Glass Performance Materials segments and certain of its manufacturing sites in the Electronic Materials segments will continue. Restructuring charges are expected to total between $28 million and $32 million, although these estimates are subject to further refinement. The Company expects charges of approximately $24 million, including asset impairment charges, write-offs of intangibles and severance costs, to be incurred in the quarter ending December 31, 2006.
     Factors that could adversely affect the Company’s future financial performances are contained within “Risk Factors” included under Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.
Results of Operations
Comparison of the three months ended March 31, 2006 and 2005
     Sales for the three months ended March 31, 2006, of $505.2 million increased 9 percent from the comparable 2005 period. Sales growth in Electronic Materials was especially strong compared to a weak first quarter in 2005. The impact of weakening currencies, particularly the Euro, negatively impacted revenue by approximately three percentage points as compared to the prior year period. This decline was more than offset by improvements in volume and average selling prices.
     Gross margins were 21.4% of sales compared with 20.1% for the prior year period. The increase was primarily driven by higher volumes and improved average selling prices in the Electronic Materials segment, compared to a weak first quarter in 2005. Also, gross margins for the three months ended March 31, 2006, included only minimal restructuring costs, while $1.2 million of restructuring charges were incurred during the corresponding 2005 period.
     Selling, administrative and general (“SG&A”) expenses were $79.1 million for the three months ended March 31, 2006, compared with $83.6 million for the same period in 2005. The primary drivers for the decline in SG&A expenses were expense controls across the Company and a reduction in total charges incurred for restructuring initiatives and the accounting investigations and restatement. During the first quarter of 2006, the Company recorded charges of $4.8 million in SG&A expense related to restructuring initiatives and the accounting investigations and restatement. Charges related to these items that were included in SG&A expense in the first quarter of 2005 were $6.1 million.
     Interest expense was $13.3 million for the quarter ended March 31, 2006, an increase of $2.3 million from $11.0 million in the same 2005 period. The increase was driven by higher average outstanding borrowings, coupled with higher average interest rates on the Company’s variable rate borrowings.

     Net foreign currency loss for the three months ended March 31, 2006, was $0.3 million as compared to a loss of $0.8 million for the three months ended March 31, 2005. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Miscellaneous expense for the quarter ended March 31, 2006, was $2.7 million compared to miscellaneous income of $1.8 million in the first three months of 2005. The primary driver of the change was the marked-to-market adjustment of supply contracts for natural gas. Net marked-to-market charges in the first quarter of 2006 were $2.9 million compared to net gains of $2.4 million in the quarter ended March 31, 2005.
     Income tax expense for the three months ended March 31, 2006, was $4.1 million compared to a benefit of $1.2 million in the prior year. The 2006 tax expense represents 32.9% of pre-tax income. The tax benefit in 2005 was a result of a pre-tax loss as well as the favorable mix of income by subsidiary and country, and a relatively low level of dividends repatriated from outside of the U.S.
     There were no businesses reported as discontinued operations in the quarter ended March 31, 2006. The Company, however, recorded a loss of $0.1 million, net of tax, in both the first quarter of 2006 and the first quarter of 2005 related to certain post-closing matters associated with businesses sold in prior periods.
     Income from continuing operations for the three months ended March 31, 2006, totaled $8.4 million compared with net income of $0.6 million for the three months ended March 31, 2005. Diluted earnings per share were $0.19 for the three months ended March 31, 2006, versus breakeven diluted earnings for the three months ended March 31, 2005.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 6.2% to $126.1 million in the first three months of 2006 as compared to $118.7 million in the first quarter of 2005. Segment income increased to $9.0 million from $7.8 million in 2005. The revenue increase was driven primarily by growth in North America, Europe and Latin America, offset partially by a decline in the Asia/Pacific region. The sales decline in Asia/Pacific primarily was driven by natural gas supply disruptions that resulted in lower purchasing levels at some of the Company’s Indonesian customers, and a slowing of economic growth in Thailand. The increase in segment income reflects improved average selling prices and higher volumes, particularly in porcelain enamels, partially offset by higher raw material costs.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment increased 37.4% to $107.4 million as compared to $78.2 million in the first quarter of 2005. Segment income increased to $8.2 million as compared to a loss of $0.2 million in 2005. The revenue increase was driven by increased demand from manufacturers of multilayer capacitors, compared to a 2005 quarter when these customers were lowering their inventories. In addition, demand from manufacturers of solar cells continued to increase. Revenue also increased as a result of increases in precious metal prices, which are generally passed through to customers. The increased demand was reflected in improved average selling prices and higher volume for the quarter. Segment income primarily increased due to improved volume and higher average selling prices.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $94.6 million, an increase of 2.2% versus $92.6 million in the first quarter of 2005. Segment income of $12.9 million in the first quarter of 2006 was 17.8% higher than the same period in 2005 when segment income was $10.9 million. Revenues benefited from higher average selling prices that more than offset lower volume and adverse currency translation effects, primarily related to the Euro. Sales growth was the strongest in Europe. Segment income increased due to higher average selling prices that improved margins.
     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $82.7 million, an increase of 8.4% versus $76.3 million in the first quarter of 2005. Segment income declined to $4.6 million from $4.8 million in 2005. The revenue increase was driven by higher sales in North America, and to a lesser extent in Europe. Improved volumes within the segment during the first quarter of 2006 more than offset negative currency translation effects. Although price increases exceeded raw material cost increases for the quarter, they were not sufficient to fully offset increased manufacturing costs, and as a result, segment income declined.

     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $71.7 million, an increase of 1.2% versus $70.9 million in the first quarter of 2005. Segment income increased to $5.9 million from $3.6 million in 2005. The revenue increase was driven by improved average selling prices, largely offset by a decline in volume and negative currency translation effects. Segment income increased largely due to higher pricing and relatively stable raw materials costs.
     Other Segment Results. Net sales in the Other segment were $22.6 million for the first quarter of 2006, a decline of 9.5% versus $25.0 million in the prior year. Segment income nearly doubled to $1.6 million from $0.8 million in the first quarter of 2005.
     Geographic Sales. Sales in the United States were $248.7 million for the three months ended March 31, 2006, an increase of 10.0% compared with sales of $226.1 million for the three months ended March 31, 2005. Electronics markets, particularly those related to multilayer capacitors and solar cell manufacture, were particularly strong in the quarter.
     International sales were $256.5 million for the three months ended March 31, 2006, an increase of 8.9% compared with sales of $235.6 million for the three months ended March 31, 2005. Sales in the Europe, Asia Pacific, and Latin America regions all grew compared to the first quarter of 2005. Unfavorable currency exchange rate differences reduced the growth in international sales.
     Cash Flows. Net cash used for continuing operations for the three months ended March 31, 2006, was $78.5 million, compared with $8.4 million of cash used for continuing operations during the same period in 2005. The increase in net cash used for operating activities is primarily due to a greater increase in working capital during the first quarter of 2006, compared to the prior year. The 2006 working capital increase was due to a $43.3 million increase in accounts and notes receivable resulting from increases in net sales and average days sales outstanding, a $17.4 million increase in inventories, and a $60.0 million increase in deposit requirements under the Company’s precious metals consignment program. Net income, amortization and depreciation, and increases in payables and accruals partially offset the other items.
     Net cash used for investing activities was $7.7 million for the three months ended March 31, 2006, compared with $10.2 million used for investing activities for the same period in 2005. The cash used for investing activities is primarily a result of the capital expenditures made by the Company during the first quarter of 2006 and the first quarter of 2005.
     Net cash provided by financing activities was $85.2 million in the three months ended March 31, 2006, compared with net cash provided by financing activities of $20.7 million during the same period in 2005. During the first quarter of 2006, net long-term debt borrowing increased, accounting for the majority of the cash provided by financing activities.
     Net cash used for operating activities of discontinued operations was $0.2 million in the first quarter of 2006, compared to $0.3 million in the first three months of 2005.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At March 31, 2006, the Company had a $300 million revolving credit facility that was scheduled to expire in September 2006, as well as $200 million of senior notes due in 2009 and $155 million of debentures with varying maturities beyond 2012. The Company also had an accounts receivable securitization facility under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. The accounts receivable securitization facility was due to mature in June 2006.
     Subsequent to March 31, 2006, the Company replaced and/or modified its existing facilities to secure future financial liquidity. The $300 million revolving credit facility was replaced by a $700 million credit facility, consisting of a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012. See further discussion under “Revolving Credit and Term Loan Facility” below. In addition, the Company extended its $100 million accounts receivable securitization facility to June 2009. See further discussion under “Off Balance Sheet Arrangements” below. For further information regarding the Company’s credit facilities, refer to Note 6 to the Company’s Condensed Consolidated Financial Statements under Item 1 herein.

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
     The New Credit Facility was entered into to replace the prior revolving credit facility that was scheduled to expire in September 2006. In addition, the financing, through the term loan facility, provided capital resources sufficient to refinance the $200 million of senior notes and $155 million of debentures that could have become immediately due and payable due to defaults associated with the Company’s delayed Securities and Exchange Commission (“SEC”) financial filings for 2005. Because one of the purposes of the term loan facility is to fund the potential acceleration of the senior notes and debentures, the term facility contains certain restrictions including, but not limited to, the following:
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
     At the close of the New Credit Facility in June 2006, the Company drew $95 million of the term loan facility to partially repay the old revolving credit facility. In addition, during the third quarter of 2006, the Company drew down another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment on these obligations due to the previously mentioned 2005 SEC financial reporting delays. See further discussion under “Senior Notes and Debentures” below. The Company is required to make quarterly principal payments equal to 0.25% of the amount borrowed under the term loan facility beginning no later than July 2007.
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
     As of the date of this filing, the $200 million senior notes currently remain outstanding, although they could be declared immediately due and payable. In the event the bondholders of the senior notes provide a notice of acceleration prior to the Company curing the existing reporting default, the Company believes it has sufficient liquidity resources, primarily through the term loan facility, to fully satisfy any potential acceleration. In addition, the senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.
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
     Under this program, certain of the Company’s receivables are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). FFC finances its acquisition of trade accounts receivables assets by issuing beneficial interests to multi-seller receivables securitization companies (“commercial paper conduits”). At December 31, 2005, $1.0 million had been advanced to the Company, net of repayments, under this program. During the three months ended March 31, 2006, $259.6 million of accounts receivable were sold under this program and $259.4 million of receivables were collected and remitted to FFC and the commercial paper conduits, resulting in a net increase in advances of $0.2 million and total advances outstanding at March 31, 2006, of $1.2 million.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the

Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At March 31, 2006, the Company had 5.2 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $100.9 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At March 31, 2006, the Company had outstanding deposits of $79.0 million. The Company expects, by year end, to reduce the amount of material under consignment requiring cash deposits and anticipates that substantially all of the deposits will be returned in the first quarter of 2007. The Company expects the requirement by various financial institutions for cash deposits will be eliminated during 2007.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations.
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s could adversely affect cash flows. At September 30, 2006, the Company had a $250 million revolving credit facility of which $74.1 million was available. This liquidity, along with liquidity from other financing arrangements, available cash flows from operations, and asset sales, should allow the Company to meet its funding requirements and other commitments.
Critical Accounting Policies
     Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a detailed description of Critical Accounting Policies.
Newly Adopted Accounting Pronouncement
     On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (FAS No. 123R), utilizing the modified prospective method as described in FAS No. 123R. Under the modified prospective transition method, the Company recognizes compensation expense based on the fair value at grant date of all stock-based awards granted after the effective date and all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, the Company recognized no compensation expense when the stock option exercise price equaled the per share fair market value of the Company’s stock on the date of grant.
     The Company uses the Black-Scholes option pricing model to calculate the fair value of its stock options that is used as the basis for determining stock-based compensation expense. The Black-Scholes option pricing model requires assumptions regarding the volatility of the Company’s stock, the expected life of the stock option, and the Company’s dividend yield. The Company primarily uses historical data to determine the assumptions used in the Black-Scholes option pricing model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock option exercise experience could result in a change in the assumptions used to value stock options in the future and may result in a material change to the fair value calculation of its stock options.
     The Company recognized $0.7 million in stock-based compensation expense related to stock options during the three months ended March 31, 2006. Unvested, and therefore unrecognized, stock-based compensation expense related to stock options was $7.0 million at March 31, 2006, and had a total weighted average remaining term of 2.9 years.
Risk Factors
     Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a detailed description of such uncertainties, risks and other factors under the heading “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s exposure to market risks is primarily limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and natural gas.
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio, including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs, while preserving flexibility regarding utilization of excess cash. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally dependent on the amounts outstanding under the revolving credit facility and the asset securitization program. Based on the amount of variable-rate indebtedness outstanding at March 31, 2006, a 1% increase or decrease in interest rates would have resulted in a $2.9 million corresponding change in annual interest expense. At March 31, 2006, the Company had $354.4 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair value of these debt securities was approximately $352.5 million at March 31, 2006. During July and August 2006, the bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the term loan portion of the New Credit Facility (see further information included under Liquidity and Capital Resources under Item 2 of this Form 10-Q), which increased the level of floating-rate debt.
     Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At March 31, 2006, the Company held forward contracts with a notional amount of $112.6 million and an aggregate fair value of $0.1 million. A 10% appreciation of the U.S. dollar would have resulted in a $0.2 million increase in the fair value of these contracts in the aggregate at March 31, 2006. A 10% depreciation of the U.S. dollar would have resulted in a $0.3 million decrease in the fair value of these contracts in the aggregate at March 31, 2006.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate the effect on margins from raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. At March 31, 2006, contracts for 0.9 million MMBTU’s of natural gas had a fair value of $(0.8) million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $0.8 million corresponding change in the fair value of the contracts as of March 31, 2006. The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. At March 31, 2006, nickel and zinc contracts for 3,079 metric tons had a fair value of $1.8 million. A 10% increase or decrease in the forward prices of nickel and zinc would have resulted in a $0.9 million corresponding change in the fair value of the contracts as of March 31, 2006.
Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of March 31, 2006.

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
Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated a number of remediation activities during 2006 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended March 31, 2006, the following remediation activities were taken in response to the material weaknesses identified by management:
•	Simplified attainment matrices underlying a major incentive compensation program; and

•	Continued migration of the Company’s various stand-alone information systems to the global SAP platform with the objective of having one integrated system with improved corporate oversight.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information regarding legal proceedings included in Note 10 and Note 17 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     No change.
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
     In March and April 2006, the Company received notices of default from a holder and the Trustee of the Company’s senior notes and debentures, listed below, with an aggregate principal amount of $355 million. The notices of default related to reporting requirements. The carrying value of the notes and debentures was not materially different from the principal amounts originally issued. Under the terms of the indentures, the Company had 90 days from the notices of default to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders of the senior notes or debentures or the Trustee could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the term loan portion of the aforementioned new credit facility.
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
Date: December 8, 2006

/s/ James F. Kirsch
James F. Kirsch
President and Chief Executive Officer (Principal Executive Officer)
Date: December 8, 2006

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