Form 10-Q
period 2006-06-30
FERRO CORP
filed 2006-12-08
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net sales	$538,492	$496,626	$1,043,645	$958,300
Cost of sales	427,602	392,160	824,848	760,876
Selling, general and administrative expenses	78,735	78,794	157,839	162,355
Other expense (income):
Interest expense	18,087	11,678	31,337	22,706
Foreign currency transactions, net	219	219	540	986
Miscellaneous expense (income), net	(1,784)	1,785	872	(43)

Income before taxes	15,633	11,990	28,209	11,420
Income tax expense	5,142	3,913	9,280	2,760

Income from continuing operations	10,491	8,077	18,929	8,660
Loss on disposal of discontinued operations, net of tax	341	154	467	219

Net income	10,150	7,923	18,462	8,441
Dividends on preferred stock	317	375	645	762

Net income available to common shareholders	$9,833	$7,548	$17,817	$7,679

Per common share data
Basic earnings:
From continuing operations	$0.24	$0.18	$0.43	$0.19
From discontinued operations	(0.01)	0.00	(0.01)	(0.01)

	$0.23	$0.18	$0.42	$0.18

Diluted earnings:
From continuing operations	$0.24	$0.18	$0.43	$0.19
From discontinued operations	(0.01)	0.00	(0.01)	(0.01)

	$0.23	$0.18	$0.42	$0.18

Dividends	$0.145	$0.145	$0.29	$0.29

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,509	$17,413
Accounts and trade notes receivable, net	224,510	182,390
Notes receivable	44,572	112,744
Inventories	241,253	215,257
Deposits for precious metals	77,000	19,000
Deferred income taxes	42,600	40,732
Other current assets	28,900	23,183

Total current assets	674,344	610,719
Property, plant & equipment, net	530,673	531,139
Intangibles, net	410,824	410,666
Deferred income taxes	61,981	61,130
Other non-current assets	84,739	54,890

Total assets	$1,762,561	$1,668,544

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable and current portion of long-term debt	$8,691	$7,555
Accounts payable	245,166	236,282
Income taxes	8,241	5,474
Accrued payrolls	31,697	25,112
Accrued expenses and other current liabilities	94,058	92,461

Total current liabilities	387,853	366,884
Long-term debt, less current portion	592,815	546,168
Post-retirement and pension liabilities	211,198	230,320
Deferred income taxes	19,712	14,002
Other non-current liabilities	24,820	22,611

Total liabilities	1,236,398	1,179,985
Series A convertible preferred stock	17,730	20,468
Shareholders’ equity	508,433	468,091

Total liabilities and shareholders’ equity	$1,762,561	$1,668,544

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used for) continuing operations	$19,338	$(3,884)
Net cash used for discontinued operations	(766)	(551)

Net cash provided by (used for) operating activities	18,572	(4,435)
Cash flows from investing activities
Capital expenditures for plant and equipment	(20,829)	(19,015)
Acquisitions, net of cash acquired	—	(798)
Proceeds from the sale of assets and businesses	5,606	617
Cash investment in affiliate	(25,000)	—
Other investing activities	62	101

Net cash used for investing activities	(40,161)	(19,095)
Cash flows from financing activities
Net borrowings under short term facilities	1,136	1,825
Proceeds from former revolving credit facility	461,900	456,166
Proceeds from revolving credit facility	312,100	—
Proceeds from term loan facility	95,000	—
Principal payments on former revolving credit facility	(648,000)	(414,990)
Principal payments on revolving credit facility	(175,200)	—
Cash dividends paid	(12,955)	(13,035)
Debt issue costs paid	(14,402)	—
Other financing activities	538	(533)

Net cash provided by financing activities	20,117	29,433
Effect of exchange rate changes on cash	(432)	(490)

(Decrease) increase in cash and cash equivalents	(1,904)	5,413
Cash and cash equivalents at beginning of period	17,413	13,939

Cash and cash equivalents at end of period	$15,509	$19,352

Cash paid during the period for:
Interest	$28,081	$21,325
Income taxes	$4,397	$2,288
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments that are necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise noted. Due to differing business conditions, various Company initiatives, and some seasonality, the results for the three and six months ended June 30, 2006, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting pronouncements adopted in the six months ended June 30, 2006
     Before January 1, 2006, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS No. 123). Accordingly, the Company recognized no compensation expense, because under the award plans the stock option exercise price may not be less than the per share fair market value of the Company’s stock on the date of grant.
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
     The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of FAS No. 123R, and, in accordance with the modified prospective transition method, the condensed consolidated financial statements for the prior periods do not include the impact of FAS No. 123R. Under the modified prospective transition method, the Company has recognized compensation expense that includes (a) compensation cost for all stock-based compensation granted, but not yet vested, as of the date of adoption, and (b) compensation cost for all stock-based compensation granted on or subsequent to adoption.
     The adoption of FAS No. 123R reduced pre-tax income from continuing operations by $0.8 million and $1.5 million and net income by $0.5 million and $1.0 million for the three and six months ended June 30, 2006, respectively. The adoption of FAS No. 123R also reduced basic and diluted earnings per share by $0.01 and $0.02 for the three and six months ended June 30, 2006, respectively, and required the classification of realized tax benefits, related to the excess of the deductible compensation cost over the amount recognized, as a financing activity rather than as an operating activity in the condensed consolidated statement of cash flows.
     The following table contains pro forma disclosures regarding the effect on the Company’s net income and basic and diluted earnings per share for the three and six months ended June 30, 2005, had the Company applied a fair value method of accounting for stock-based compensation in accordance with FAS No. 123.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands, except
	per share amounts)
Income available to common shareholders from continuing operations—as reported	$7,702	$7,898
Add: Stock-based employee compensation expense included in reported income, net of tax	36	72
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(844)	(1,633)

Income available to common shareholders from continuing operations—pro forma	$6,894	$6,337

Basic earnings per share from continuing operations—as reported	$0.18	$0.19
Basic earnings per share from continuing operations—pro forma	$0.16	$0.15

Diluted earnings per share from continuing operations—as reported	$0.18	$0.19
Diluted earnings per share from continuing operations—pro forma	$0.16	$0.15
     There was no impact on pro forma expense from discontinued operations for the periods presented.
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
4. Shareholders’ equity
     Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain (loss) adjustments associated with investments in marketable equity securities that are available for sale. Comprehensive income (loss) was $31.1 million and $(8.9) million for the three months ended June 30, 2006 and 2005, respectively. Comprehensive income (loss) was $48.3 million and $(21.6) million for the six months ended June 30, 2006 and 2005, respectively. Accumulated other comprehensive loss at June 30, 2006, and December 31, 2005, was $86.1 million and $116.0 million, respectively.

     Transactions involving benefit plans increased shareholders’ equity by $0.7 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively, and by $4.9 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.
5. Inventories
     Inventories are comprised of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Raw materials	$72,148	$62,488
Work in process	42,744	34,122
Finished goods	140,608	133,060

FIFO cost (approximates replacement cost)	255,500	229,670
LIFO reserve	(14,247)	(14,413)

Total	$241,253	$215,257

6. Financing and long-term debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
$200,000 Senior notes, 9.125%, due 2009 (a)	$199,091	$198,909
$25,000 Debentures, 7.625%, due 2013 (a)	25,000	24,877
$25,000 Debentures, 7.375%, due 2015 (a)	25,000	24,965
$50,000 Debentures, 8.0%, due 2025 (a)	50,000	49,550
$55,000 Debentures, 7.125%, due 2028 (a)	55,000	54,532
Revolving credit facility	136,900	—
Term loan facility	95,000	—
Prior revolving credit facility	—	186,100
Capitalized lease obligations	7,072	7,364
Other notes	1,321	1,560

	594,384	547,857
Less current portion	1,569	1,689

Total	$592,815	$546,168

(a)	Net of unamortized discounts
Revolving Credit and Term Loan Facilities
     In March 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility is comprised of a five year, $250 million multi-currency senior revolving credit facility and a six year, $450 million senior delayed-draw term loan facility. Under the terms of the New Credit Facility, the Company can request that the revolving credit facility be increased by $50 million at no additional fee. At June 30, 2006, the Company had borrowed $136.9 million under the revolving credit facility and $95.0 million under the term loan facility.
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
     The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins. For the revolving credit facility, the applicable margin is based on the Company’s index debt rating. At June 30, 2006, the average interest rate was 8.5% for revolving credit borrowings and 8.5% for term loan borrowings. At December 31, 2005, the average interest rate for borrowings against the prior revolving credit facility was 6.4%.
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
Senior Notes and Debentures
     At June 30, 2006, the Company had $355.0 million principal amount outstanding under debentures and senior notes, which had an estimated fair market value of $355.9 million. Fair market value represents a third party’s indicative bid prices for these obligations. At June 30, 2006, the Company’s senior credit rating was B+ by Standard & Poor’s Rating Group (“S&P”). In March 2006, Moody’s Investor Service, Inc. (“Moody’s”) assigned a rating of B1 and then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the SEC.
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
Asset Securitization Program
     The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its U.S. trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. Under this program, certain of the Company’s trade accounts receivable are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). In June 2006, the Company amended the program to cure a default resulting from a credit rating downgrade, to modify the reporting requirements to more closely match those in the New Credit Facility, and to extend the program to June 2009.
     The program contains operating covenants that limit FFC’s ability to engage in certain activities, including limitations on debt, creation of additional liens, mergers, and use of proceeds to acquire equity. The program also requires FFC and the Company to provide certain periodic reports relating to financial statements and the status of trade account receivables and limits their ability to make certain changes in receivable collection practices. In addition, FFC is subject to a financial covenant relating to maintaining a minimum tangible net worth. To meet this requirement, the Company invested an additional $25 million in the equity of FFC in June 2006. The program is subject to customary events of termination, including non-performance, deterioration in the quality of the account receivable pool, and cross-default provisions with the Company’s $700 million credit facility and other debt obligations with principal outstanding of at least $5 million. If an event of termination occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting FFC’s account receivables.
     FFC finances its acquisition of trade receivable assets by issuing beneficial interests in qualifying receivables to multi-seller receivables securitization companies (“commercial paper conduits”). FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the trade receivable sold are not reflected in the Company’s consolidated balance sheet as the receivables have been de-recognized with an appropriate accounting loss recognized in the Company’s consolidated statements of income. Accounts receivable sold to FFC during the six months ended June 30, 2006 and 2005, amounted to $528.8 million and $469.1 million, respectively. Cash proceeds from FFC during the six months ended June 30, 2006 and 2005, were $596.3 million and $453.8 million, respectively.
     The Company holds a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by the Company. The Company, on a monthly basis, measures the fair value of the note receivable using management’s best estimate of FFC’s ability to pay based on the undiscounted expected future cash collections on the outstanding accounts receivable sold. Actual cash collections may differ from these estimates and would directly affect the fair value of the note receivable. The note receivable balance was $44.2 million as of June 30, 2006, and $111.9 million as of December 31, 2005.
     The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the trade accounts receivable. In accordance with FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. Accounts receivable collected and remitted to FFC and the commercial paper conduits during the six months ended June 30, 2006 and 2005, totaled $513.4 million and $456.4 million, respectively.
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows. At June 30, 2006, the Company had a $250 million revolving credit facility of which $95.2 million was available. This liquidity, along with liquidity from other financing arrangements, available cash flows from operations, and asset sales, should allow the Company to meet its funding requirements and other commitments.
7. Earnings per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$9,833	$7,548	$17,817	$7,679
Add back: Loss from discontinued operations	341	154	467	219

	$10,174	$7,702	$18,284	$7,898

Weighted-average common shares outstanding	42,448	42,296	42,393	42,288

Basic earnings per share from continuing operations	$0.24	$0.18	$0.43	$0.19

Diluted earnings per share computation:
Net income available to common shareholders	$9,833	$7,548	$17,817	$7,679
Add back: Loss from discontinued operations	341	154	467	219
Plus: Convertible preferred stock	—	—	—	—

	$10,174	$7,702	$18,284	$7,898

Weighted-average common shares outstanding	42,448	42,296	42,393	42,288
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed satisfaction of performance share conditions	16	—	13	—
Assumed exercise of stock options	—	27	—	41

Weighted-average diluted shares outstanding	42,464	42,323	42,406	42,329

Diluted earnings per share from continuing operations	$0.24	$0.18	$0.43	$0.19

     The convertible preferred shares were anti-dilutive for the three and six months ended June 30, 2006 and 2005, and thus not included in the diluted shares outstanding. The stock options were anti-dilutive for the three and six months ended June 30, 2006, and thus not included in the diluted shares outstanding.

8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

		Other
	Severance	costs	Total
	(Dollars in thousands)
Balance, December 31, 2005	$2,232	$66	$2,298
Gross charges	156	—	156
Non-cash items	(90)	—	(90)
Cash payments	(820)	(27)	(847)

Balance, June 30, 2006	$1,478	$39	$1,517

     Charges in the three months and six months ended June 30, 2006, relate to the Company’s various restructuring and cost reduction initiatives. Total gross charges for the three months ended June 30, 2006, were less than $0.1 million. Total gross charges for the six months ended June 30, 2006, were $0.2 million which were primarily included in selling, general and administrative expenses.
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
9. Discontinued operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. There were no sales, income before taxes, or related tax expense from discontinued operations in the three or six month periods ended June 30, 2006 or 2005. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation.
     Disposal of discontinued operations resulted in pre-tax losses of $0.5 million and $0.7 million for the three and six months ended June 30, 2006, respectively, and pre-tax losses of $0.3 million and $0.4 million for the three and six months ended June 30, 2005, respectively. The related tax benefits were $0.2 million and $0.2 million for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively. The loss on disposal of discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. The Company had accruals of $3.1 million as of June 30, 2006, and December 31, 2005, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies.
     There were no cash flows from investing or financing activities related to discontinued operations for the six months ended June 30, 2006 or 2005.
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
     At June 30, 2006, and December 31, 2005, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $27.9 million and $21.8 million, respectively. These agreements primarily relate to the Company’s insurance programs, natural gas contracts, potential environmental remediation liabilities, foreign tax payments, and support of an unconsolidated affiliate’s borrowing facility. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and the Company would be liable to the financial institutions for the amounts drawn.

11. Stock-based compensation
     In April 2003, shareholders of the Company approved the 2003 Long-Term Incentive Compensation Plan (the “Plan”). The purpose of the Plan is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality executive personnel and directors and aligning their interests with those of our shareholders. The Plan authorizes several different types of long-term incentives, including stock options, stock appreciation rights, restricted shares, performance shares and common stock awards. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. Generally, the Company issues treasury stock to satisfy the requirements of common stock under the Plan. The effective date of the Plan was January 1, 2003. The number of shares of common stock reserved for awards under the Plan is 3,250,000 shares. At June 30, 2006, there were 368,550 shares available for grant.
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
     Compensation expense related to stock options for the three and six months ended June 30, 2006, was $0.8 million and $1.5 million, respectively, and was included in selling, general and administrative expenses.
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

Range
Expected life, in years	6.80 to 8.20
Risk-free interest rate	3.50% to 5.94%
Expected volatility	28.07% to 37.30%
Expected dividend yield	2.18% to 3.00%

     A summary of the stock option activity for the six months ended June 30, 2006, is as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(In years)	Value
Outstanding at January 1, 2006	4,829,900	$22.23
Granted	602,250	20.55
Exercised	(138,760)	15.82
Forfeited	(79,785)	20.20

Outstanding at June 30, 2006	5,213,605	$22.24	5.80	$—

Exercisable at June 30, 2006	3,908,526	$22.59	4.70	$—

     The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005, was $5.93 and $5.10, respectively.
     The aggregate intrinsic value in the table above represents the total pretax difference between the Company’s closing fair market value per share on the last trading day of the quarter and the option exercise price, multiplied by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options. At June 30, 2006, there were no in-the-money stock options. Under FAS No.123R, the Company does not record the aggregate intrinsic value for financial accounting purposes and the value changes daily based on the changes in the fair market value of the Company’s common stock.
     Information related to stock options exercised follows:

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands)
Proceeds from the exercise of stock options	$2,196	$1,301
Intrinsic value of stock options exercised	471	434
Income tax benefit related to stock options exercised	165	152
     A summary of the status of the Company’s nonvested stock options as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested at January 1, 2006	1,117,031	$6.19
Granted	602,250	5.93
Vested	(366,327)	6.84
Forfeited	(47,875)

Nonvested at June 30, 2006	1,305,079	$5.94

     As of June 30, 2006, there was $6.6 million of total unrecognized compensation cost related to nonvested stock-based compensation granted under the Company’s stock option plans. The Company expects the compensation cost to be recognized over a weighted average period of 2.8 years. The total fair value of options vested during the six months ended June 30, 2006, was $2.9 million.
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
     The following table identifies the potential number of common shares to be issued and the common stock price on the date of grant. For the portion of the awards that are treated as liabilities, the awards were remeasured at the common stock closing market price at June 30, 2006 of $15.96.

	Potential Number of	Common Stock Price
Award	Shares to be Issued	at Grant Date
2004 – 2006	118,100	$26.50
2005 – 2007	127,900	$19.39
2006 – 2008	126,200	$19.60
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
     During the three months ended June 30, 2006 and 2005, the Company recorded $0.1 million and $0.5 million of compensation expense, respectively. During the six months ended June 30, 2006 and 2005, the Company recorded $0.3 million and $0.7 million of compensation expense, respectively. At June 30, 2006, the Company had accrued $1.3 million of compensation related to the performance share awards. Performance share awards in the amount of 126,200 and 127,900 shares at weighted-average common stock prices of $19.60 and $19.39 per share were granted during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the estimated future compensation expense related to the outstanding performance shares aggregated $1.5 million. The Company expects to recognize this compensation over the remaining performance period of 2.5 years.

12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company is as follows:

	Pension benefits		Other benefits		Pension benefits		Other benefits
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$4,341	$3,850	$191	$200	$8,673	$7,823	$408	$400
Interest cost	6,893	6,526	831	790	13,763	13,180	1,674	1,580
Expected return on plan assets	(6,325)	(5,503)	—	—	(12,641)	(11,109)	—	—
Amortization of prior service cost	40	25	(158)	(140)	62	49	(249)	(280)
Net amortization and deferral	1,825	1,658	—	(58)	3,832	3,327	—	(116)
Curtailment and settlement effects	(2,524)	—	(2,453)	—	(2,524)	—	(2,453)	—

Net periodic benefit cost	$4,250	$6,556	$(1,589)	$792	$11,165	$13,270	$(620)	$1,584

     In February 2006, the Company announced changes to certain of its postretirement benefit plans. In the second quarter of 2006, the Company recorded a net curtailment gain of $2.5 million related to the Company’s April 1, 2006, curtailment of its retirement benefit accumulations for its largest defined benefit plan, which covers certain salaried and hourly employees in the United States. Also as a result of this curtailment, in the second quarter of 2006, the Company reduced its additional minimum pension liability by $4.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity. Because of these benefit curtailments, other components of net periodic pension costs for 2006 will be reduced from previously anticipated amounts by $5.7 million, of which $0.3 million was recognized in the second quarter and $5.4 million will be recognized in the second half of the year. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. These changes do not affect current retirees or former employees.
     Additionally, in the second quarter of 2006, the Company recorded a net curtailment gain of $2.5 million related to the Company’s limiting of eligibility for retiree medical and life insurance coverage for nonunion employees. Other components of net periodic benefit costs for 2006 will be reduced from previously anticipated amounts by $0.7 million, of which $0.1 million was recognized in the second quarter and $0.6 million will be recognized in the second half of the year. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for postretirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007.
     The Company also sponsors unfunded nonqualified defined benefit retirement plans for certain employees. The Company recorded settlement losses for these plans of $4.8 million in the second quarter of 2006, related primarily to a lump sum payment to the beneficiary of its deceased former Chief Executive Officer, and will record additional settlement losses of $0.1 million in the third quarter of 2006. Also as a result of these settlements, in the second quarter of 2006, the Company reduced its additional minimum pension liability by $3.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity. Because of these settlements, other components of net periodic pension costs for 2006 will be reduced from previously anticipated amounts by $0.8 million, of which $0.2 million was recognized in the second quarter and $0.6 million will be recognized in the second half of the year.
     In November 2006, the Company announced restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, the Company will record a net curtailment loss of $0.3 million for pension benefits and a net curtailment gain of $4.2 million for other benefits related to this closing.

13. Income taxes
     Income tax as a percentage of pre-tax income for the six months ended June 30, 2006, was 32.9% compared with 24.2% in 2005. The lower 2005 rate reflects the Company’s tax benefit in the first quarter of 2005, when a combination of a consolidated pre-tax loss coupled with the mix of income by subsidiary and country, as well as a relatively low level of dividends repatriated, resulted in a $1.2 million tax benefit.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Performance Coatings	$135,959	$130,044	$262,068	$248,760
Electronic Materials	123,167	92,646	230,533	170,814
Color and Glass Performance Materials	102,987	95,994	197,599	188,613
Polymer Additives	82,519	78,570	165,242	154,878
Specialty Plastics	72,039	72,456	143,763	143,318
Other	21,821	26,916	44,440	51,917

Total consolidated sales	$538,492	$496,626	$1,043,645	$958,300

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and charges associated with employment cost reduction programs. Reconciliation of segment income to income before taxes from continuing operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Performance Coatings	$11,267	$9,334	$20,262	$17,130
Electronic Materials	10,350	4,427	18,532	4,190
Color and Glass Performance Materials	11,918	11,948	24,784	22,871
Polymer Additives	3,340	5,582	7,902	10,402
Specialty Plastics	4,182	3,271	10,128	6,864
Other	1,651	1,230	3,248	2,044

Total segment income	42,708	35,792	84,856	63,501
Unallocated expenses	(10,553)	(10,120)	(23,898)	(28,432)
Interest expense	(18,087)	(11,678)	(31,337)	(22,706)
Foreign currency	(219)	(219)	(540)	(986)
Miscellaneous — net	1,784	(1,785)	(872)	43

Income before taxes from continuing operations	$15,633	$11,990	$28,209	$11,420

     Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents more than 10% of the Company’s consolidated sales. Net sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
United States	$257,858	$240,053	$506,529	$466,115
International	280,634	256,573	537,116	492,185

Total sales	$538,492	$496,626	$1,043,645	$958,300

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At June 30, 2006, the Company had 4.6 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $87.5 million. At December 31, 2005, the Company had 5.9 million troy ounces of metals on consignment for periods of less than one year with a market value of $99.3 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At June 30, 2006, and December 31, 2005, the Company had outstanding deposits of $77.0 million and $19.0 million, respectively.
16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $635.1 million at June 30, 2006, and $595.0 million at December 31, 2005.
17. Subsequent events
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
Legal Proceedings
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
     These restructuring programs are expected to result in pre-tax charges of $28 million to $32 million. Approximately $24 million of the charges are expected to be incurred in the quarter ended December 31, 2006. Of this amount, approximately $17 million will be non-cash charges including asset impairments, accelerated depreciation and the write-off of intangibles. In addition, the Company expects to incur between $1 million and $2 million in accelerated depreciation during the fourth quarter for other portions of its European restructuring activities. The remainder of the total restructuring charges from these actions, including net curtailment gains from pension and other postretirement benefit plans, will be recorded in future quarters, with the bulk of the charges expected to be incurred in the quarters ended March 31, 2007, and June 30, 2007.
2006 Long-Term Incentive Plan
     In November 2006, shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan authorizes several different types of long-term incentives. The available incentives include stock options, stock appreciation rights, restricted shares, performance shares, other common stock-based awards, and dividend equivalent rights. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. The Plan has an effective date of September 28, 2006, and provides for 3,000,000 common shares to be reserved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended June 30, 2006, increased to $10.2 million from $7.9 million for the three months ended June 30, 2005. Earnings increased in the current quarter primarily due to increased sales, which resulted in increased gross margin dollars, and lower selling, general and administrative costs. These increases were partially offset by higher interest expense.
     In June 2003, the Company completed the sale of its Petroleum Additives and Specialty Ceramics business units, and accordingly, for all periods presented, each of the these businesses has been reported as a discontinued operation. The discussion presented below under “Results of Operations” focuses on the Company’s results from continuing operations.
Outlook
     Through the remainder of 2006, the Company expects business conditions to support year over year improvements in sales and operating profit compared to 2005. Economic conditions are expected to remain generally positive through the balance of 2006 in all major regions. However, some softening of demand related to U.S. automotive and construction demand is expected in the second half of 2006. Due to seasonal market factors, the Company generally has higher revenues in the first half of the year than in the second half of the year, and profitability has been higher in the first six months. The Company expects these seasonal trends to be repeated in 2006.
     The Company continues to pursue a reduction in costs through a number of restructuring programs. The restructuring of the Company’s European manufacturing operations related to the Performance Coatings and Color and Glass Performance Materials segments and certain of its manufacturing sites in the Electronic Materials segments will continue. Restructuring charges are expected to total between $28 million and $32 million, although these estimates are subject to further refinement. The Company expects charges of approximately $24 million, including asset impairment charges, write-offs of intangibles and severance costs, to be incurred in the quarter ending December 31, 2006.
     Factors that could adversely affect the Company’s future financial performances are contained within “Risk Factors” included under Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.
Results of Operations
Comparison of the three months ended June 30, 2006 and 2005
     Second quarter 2006 net sales of $538.5 million were 8.4% higher than net sales of $496.6 million for the comparable 2005 quarter. The revenue increase was driven by increased sales in all segments, with the exception of the Specialty Plastics business, where sales were flat, and the Company’s Other segment, where sales were down 18.9% compared with the second quarter of 2005. Higher average selling prices and increased volume were the primary drivers for the increased sales. The strengthening of foreign currencies, particularly the Euro, contributed less than one percentage point to the revenue growth rate for the quarter.
     Gross margins from continuing operations were 20.6% of sales in the second quarter of 2006 compared with 21.0% for the comparable 2005 period. This decline was driven by increased costs of raw materials, particularly increases in the price of precious metals, which are passed through to customers largely without improved gross margin contribution. Improved pricing had some positive effect on gross margins, but not enough to offset the factors listed above. Restructuring charges included in the cost of sales in 2006 were not significant, compared to $0.8 million in the second quarter of 2005.
     Selling, general and administrative (“SG&A”) expenses were $78.7 million in the second quarter of 2006 compared with $78.8 million in the second quarter of 2005. As a percent of sales, SG&A expenses declined to 14.6% in 2006 from 15.9% in 2005. During the second quarter of 2006, the Company recorded charges of $1.6 million in SG&A expense related to restructuring initiatives and the accounting investigations and restatement. Charges related to these items that were included in SG&A expense in the second quarter of 2005 were $2.2 million. During the first quarter of 2006, the Company announced changes to certain of its postretirement benefit programs. Certain employees who had been participating in the Company’s largest defined benefit program ceased accruing benefit service after March 31, 2006. In addition, the Company limited eligibility for retiree medical and life insurance coverage to those employees who are 55 years of age or older with 10 or more years of service as of December 31, 2006. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. These changes resulted in a one-time benefit of $5.0 million in the second quarter of 2006. Offsetting this benefit was a $4.8 million settlement loss from a nonqualified defined benefit retirement plan, related primarily to a lump sum payment to the beneficiary of the Company’s deceased former Chief Executive Officer.
     Interest expense was $18.1 million for the second quarter of 2006 compared with $11.7 million in the same period of 2005. Interest expense increased due to a combination of higher average interest rates on the Company’s variable rate borrowings and an increase in average borrowing levels. Also included in interest expense for the second quarter of 2006 is $2.5 million associated with previously unamortized fees and discounts relating to the Company’s debentures that were repaid in July and August of 2006.
     Net foreign currency loss for the quarter ended June 30, 2006, was $0.2 million, unchanged from the prior year period. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Miscellaneous income for the second quarter of 2006 was $1.8 million compared to miscellaneous expense of $1.8 million in the same quarter of 2005. The drivers for the change were an increase in interest earned of $0.9 million and an increase in equity in earnings of affiliates of $0.5 million, compared to the first quarter of 2005. In addition, marked-to-market charges for supply contracts for natural gas decreased from $0.8 million in the second quarter of 2005 to $0.3 million in the second quarter of 2006.
     Income tax for the quarter was $5.1 million in 2006, compared to $3.9 million in 2005. Income tax as a percentage of pre-tax income from continuing operations for the quarter was 32.9% compared to 32.6% in the same period in 2005.
     There were no businesses reported as discontinued operations in the quarter ended June 30, 2006. The Company, however, recorded a loss of $0.3 million, net of tax, in 2006 related to certain post-closing matters associated with businesses sold in prior periods. In the second quarter of 2005, the loss from discontinued operations was $0.2 million.
     Income from continuing operations for the second quarter of 2006 was $10.5 million compared to $8.1 million for the same period in 2005. Diluted earnings per share from continuing operations for the quarter totaled $0.24 compared to $0.18 in 2005.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 4.5% to $136.0 million as compared to $130.0 million in the second quarter of 2005. Segment income increased to $11.3 million from $9.3 million in 2005. The revenue increase was driven primarily by higher average selling prices. Revenue increased in the United States, Europe and Latin America, partially offset by a decline in Asia. The increase in segment income reflects improved pricing and lower manufacturing costs, offset partially by higher raw material costs.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment increased 32.9% to $123.2 million as compared to $92.6 million in the second quarter of 2005. Segment income was $10.4 million, up from $4.4 million in 2005. The revenue increase was driven by strong demand for materials used in solar cells and renewed demand for dielectric materials and metal powders and pastes from electronic materials customers. Demand from capacitor manufacturers was depressed in the second quarter of 2005 as these manufacturers implemented inventory reduction measures. Revenue also increased as a result of increases in precious metal prices, which are generally passes through to customers. Segment income increased as a result of higher average selling prices and increased volume, only partially offset by higher raw material costs.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $103.0 million, an increase of 7.3% versus $96.0 million in the second quarter of 2005. Segment income was $11.9 million in the second quarter of 2006, essentially unchanged from the same period in 2005. Revenue grew as the result of improved average selling prices, partially offset by lower volumes. Sales growth was the strongest in Europe. Segment income increases due to improved pricing were largely offset by raw material cost increases and lower volumes.

     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $82.5 million, an increase of 5.0% versus $78.6 million in the second quarter of 2005. Segment income declined to $3.3 million from $5.6 million in the second quarter of 2005. The revenue increase was driven by improved volume, slightly offset by a less favorable price/mix. Europe recorded the strongest sales growth for the quarter. Although price increases exceeded raw material cost increases for the quarter, they were not sufficient to fully offset increased manufacturing costs, and as a result, segment income declined.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $72.0 million, a decline of 0.6% versus $72.5 million in the second quarter of 2005. Segment income increased to $4.2 million from $3.3 million in 2005. The revenue increase due to improved pricing was more than offset by lower volume for the quarter. Segment income increased as higher average selling prices more than offset the effects of lower volume.
     Other Segment Results. Net sales in the Other segment were $21.8 million for the second quarter of 2006, a decline of 18.9% versus $26.9 million in the prior year. Segment income increased to $1.7 million from $1.2 million in the second quarter of 2005.
     Geographic Sales. Net sales in the United States were $257.9 million for the second quarter of 2006 compared with $240.1 million in the same period of 2005. The higher sales were primarily due to increased sales in Electronic Materials. International net sales were $280.6 million in the current quarter compared to $256.6 million in 2005. This increase was primarily due to increased sales in Europe and Asia-Pacific and, to a lesser extent, the strength of the Euro, relative to the U.S. dollar.
Comparison of the six months ended June 30, 2006 and 2005
     Net sales from continuing operations for the first six months of 2006 of $1,043.6 million were 8.9% higher than the $958.3 million recorded in 2005. The revenue increase was the result of increased sales in Electronic Materials, Performance Coatings, Color and Glass Performance Materials and Polymer Additives. Sales were flat as compared to the prior year in Specialty Plastics and declined 14.4% in the Other segment. Changes in foreign exchange rates, particularly the weakening of the Euro, reduced the overall sales increase by slightly more than one percentage point. Higher average selling prices and higher product volumes also contributed to the higher sales.
     Gross margins were 21.0% of sales compared to 20.6% in 2005. Margins were helped by increased average selling prices and improved volumes, partially offset by higher raw material costs, including precious metals.
     Selling, general and administrative (“SG&A”) expenses were $157.8 million for the first six months of 2006, versus $162.4 million for the first six months of 2005. The primary drivers for the decline in SG&A expenses were expense controls across the Company and a reduction in charges incurred for restructuring initiatives. During the first six months of 2006, the Company recorded charges of $6.4 million in SG&A expense related to restructuring initiatives and the accounting investigations and restatement. Charges related to these items that were included in SG&A expense for the first six months of 2005 were $8.3 million. During the first quarter of 2006, the Company announced changes to certain of its postretirement benefit programs. Certain employees who had been participating in the Company’s largest defined benefit program ceased accruing benefit service after March 31, 2006. In addition, the Company limited eligibility for retiree medical and life insurance coverage to those employees who are 55 years of age or older with 10 or more years of service as of December 31, 2006. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. These changes resulted in a one-time benefit of $5.0 million in the first six months of 2006. Offsetting this benefit were $4.8 million of settlement losses from a nonqualified defined benefit retirement plan, related primarily to a lump sum payment to the beneficiary of the Company’s deceased former Chief Executive Officer.
     Interest expense from continuing operations increased to $31.3 million for the first six months of 2006 from $22.7 million for the same period in 2005. This change was driven by an increase in the average interest rates paid on the Company’s variable rate borrowings and an increase in average borrowing levels. Also included in interest expense for the first half of 2006 is $2.5 million associated with previously unamortized fees and discounts relating to the Company’s debentures that were repaid in July and August of 2006.
     Net foreign currency loss for the six months ended June 30, 2006, was $0.5 million compared to $1.0 million for the same 2005 period. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Miscellaneous expense for the first six months of 2006 was $0.9 million compared to miscellaneous income of $43 thousand in the six months ended June 30, 2005. The primary driver of the change was an increase in marked-to-market charges for natural gas supply contracts with a loss of $3.2 million in 2006 versus a gain of $1.6 million in 2005. This was partially offset by an increase in interest earned of $1.4 million compared to 2005.
     Income tax as a percentage of pre-tax income for the six months ended June 30, 2006, was 32.9% compared with 24.2% in 2005. The lower 2005 rate reflects the Company’s tax benefit in the first quarter of 2005, when a combination of a consolidated pre-tax loss coupled with the mix of income by subsidiary and country, as well as a relatively low level of dividends repatriated, resulted in a $1.2 million tax benefit.
     There were no businesses reported as discontinued operations for the six-month period ended June 30, 2006. The Company, however, recorded a loss of $0.5 million, net of tax, in 2006 related to certain post-closing matters associated with businesses sold in prior periods, including Powder Coatings and Specialty Ceramics. The reported loss from discontinued operations, net of tax, for the six months ended June 30, 2005, was $0.2 million.
     Net income from continuing operations for the first half of 2006 was $18.9 million versus $8.7 million in 2005. Diluted earnings per share from continuing operations were $0.43 in the first six months of 2006 compared to $0.19 in 2005.
     Performance Coatings Segment Results. Net sales in the Performance Coatings segment were $262.1 million for the six months ended June 30, 2006, compared with net sales of $248.8 million for the six months ended June 30, 2005. Segment income in the first half of 2006 was $20.3 million, an increase of 18.3% from the $17.1 million segment income in the same period in 2005. The primary drivers for the increased sales were higher volume and improved price/mix. The increase in segment income reflects improved pricing, lower manufacturing costs and increased volume offset partially by higher raw material costs.
     Electronic Materials Segment Results. Net sales in the Electronic Materials segment were $230.5 million for the first six months of 2006, an increase of 35.0% compared with net sales of $170.8 million for the first six months of 2005. Segment income in the first half of 2006 was $18.5 million, a $14.3 million increase from income of $4.2 million in the same period in 2005. The revenue increase was driven primarily by stronger demand among manufacturers of multilayer capacitors, compared to a period of very weak demand in the first half of 2005. Demand for materials used to manufacture solar cells also contributed to the sales increase. Revenue also increased as a result of increases in precious metal prices, which are generally passes through to customers. The improvement in segment income reflects higher volumes and improved pricing relative to 2005.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $197.6 million, an increase of 4.8% versus $188.6 million in the first half of 2005. Segment income increased to $24.8 million from $22.9 million in 2005. Net sales benefited from improved price/mix, but this improvement was partially offset by lower volume and unfavorable exchange rates. Segment income increased due to improved pricing which more than offset higher raw material costs.
     Polymer Additives Segment Results. Net sales in the Polymer Additives segment were $165.2 million for the six months ended June 30, 2006, compared with net sales of $154.9 million for the six months ended June 30, 2005. Segment income was $7.9 million for the period, a decline of 24.0% compared with $10.4 million in the prior year. The 6.7% increase in revenue for the six-month period was driven by primarily by improved volumes. For the period, segment income declined as price increases offset material cost increases, but did not fully offset manufacturing cost increases.
     Specialty Plastics Segment Results. Net sales in the Specialty Plastics segment were $143.8 million for the first six months of 2006, compared with net sales of $143.3 million for the six months of 2005. Segment income was $10.1 million for the period, compared with $6.9 million for the six months ended June 30, 2005. Revenues were essentially flat as improved price/mix was offset by lower volume and, to a lesser extent, by the effect of unfavorable currency exchange rates. Segment income increased as a result of improved pricing that was able to offset the effects of lower volumes.

     Other Segment Results. Net sales in the Other segment were $44.4 million for the six-month period ended June 30, 2006, a decline of 14.4% versus $51.9 million in the prior year. Segment income increased to $3.2 million from $2.0 million in the same period of 2005.
     Geographic Sales. Net sales in the United States were $506.5 million for the six months ended June 30, 2006, compared with net sales of $466.1 million for the six months ended June 30, 2005. The growth in U.S. sales was primarily driven by increased sales in Electronic Materials and Performance Coatings, with smaller increases in Polymer Additives. International net sales were $537.1 million in the first six months of 2006, compared with net sales of $492.2 million for the first six months of 2005. Increased market demand in Europe, Asia-Pacific and Latin America all contributed to the sales increase. The sales increase was partially offset by unfavorable foreign currency exchange rate differences.
     Cash Flows. Net cash provided by operating activities of continuing operations for the six months ended June 30, 2006, was $19.3 million, compared with net cash used by operating activities of continuing operations of $3.9 million for the same period in 2005. The increase in net cash provided by operating activities of continuing operations was driven by increased income from continuing operations and higher net proceeds from asset securitization, partially offset by increased deposit requirements for precious metals.
     Net cash used for investing activities was $40.2 million for the six months ended June 30, 2006, compared with cash used by investing activities of $19.1 million for the same period in 2005. In June 2006, the Company invested an additional $25.0 million in Ferro Finance Corporation, a wholly-owned unconsolidated subsidiary, in connection with the June 2006 amendment of the asset securitization agreement. Capital expenditures in the first half of 2006 were $20.8 million, while during the first six months of 2005, capital expenditures were $19.0 million. Proceeds from sale of assets and businesses were $5.6 million in the first six months of 2006 versus $0.6 million in the prior year period.
     Net cash provided by financing activities was $20.1 million in the six months ended June 30, 2006, compared with net cash provided by financing activities of $29.4 million during the same period in 2005. Cash provided by financing activities in 2006 primarily reflects net debt increases less dividends paid to the Company’s shareholders and fees paid for new and amended financing agreements.
     Net cash used for operating activities of discontinued operations was $0.8 million during the six months ended June 30, 2006, compared with $0.6 million of net cash used for discontinued operations for the same period in 2005.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, post-retirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At June 30, 2006, the Company had a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012, as well as $200 million of senior notes due in 2009 and $155 million of debentures with varying maturities beyond 2012. The Company also had an accounts receivable securitization facility, which extends to June 2009, under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. For further information regarding the Company’s credit facilities, refer to Note 6 to the Company’s Condensed Consolidated Financial Statements under Item 1 herein.
     At June 30, 2006, the Company’s senior credit rating was B+ by Standard & Poor’s Rating Group (“S&P”). In March 2006, Moody’s Investor Service, Inc. (“Moody’s”) assigned a rating of B1 and then withdrew its ratings. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.

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
Off Balance Sheet Arrangements
     Asset Securitization Program. The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its U.S. trade accounts receivable. This program serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. Under this program, certain of the Company’s trade accounts receivable are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). In June 2006, the Company amended the program to cure a default resulting from a credit rating downgrade, to modify the reporting requirements to more closely match those in the New Credit Facility, and to extend the program to June 2009.
     The program contains operating covenants that limit FFC’s ability to engage in certain activities, including limitations on debt, creation of additional liens, mergers, and use of proceeds to acquire equity. The program also requires FFC and the Company to provide certain periodic reports relating to financial statements and the status of trade account receivables and limits their ability to make certain changes in receivable collection practices. In addition, FFC is subject to a financial covenant relating to maintaining a minimum tangible net worth. To meet this requirement, the Company invested an additional $25 million in the equity of FFC in June 2006. The program is subject to customary events of termination, including non-performance, deterioration in the quality of the account receivable pool, and cross-default provisions with the Company’s $700 million credit facility and other debt obligations with principal outstanding of at least $5 million. If an event of termination occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting FFC’s account receivables.
     FFC finances its acquisition of trade receivable assets by issuing beneficial interests in qualifying receivables to multi-seller receivables securitization companies (“commercial paper conduits”). FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the trade receivable sold are not reflected in the Company’s consolidated balance sheet as the receivables have been de-recognized with an appropriate accounting loss recognized in the Company’s consolidated statements of income. Accounts receivable sold to FFC during the six months ended June 30, 2006 and 2005, amounted to $528.8 million and $469.1 million, respectively. Cash proceeds from FFC during the six months ended June 30, 2006 and 2005, were $596.3 million and $453.8 million, respectively.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At June 30, 2006, the Company had 4.6 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $87.5 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At June 30, 2006, the Company had outstanding deposits of $77.0 million. The Company expects, by year end, to reduce the amount of material under consignment requiring cash deposits and anticipates that substantially all of the deposits will be returned in the first quarter of 2007. The Company expects the requirement by various financial institutions for cash deposits will be eliminated during 2007.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations.
Liquidity
     The Company’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. In addition, a reduction in overall demand for the Company’s products could adversely affect cash flows. At June 30, 2006, the Company had a $250 million revolving credit facility of which $95.2 million was available. This liquidity, along with liquidity from other financing arrangements, available cash flows from operations, and asset sales, should allow the Company to meet its funding requirements and other commitments.
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
     The Company recognized $0.8 million and $1.5 million in stock-based compensation expense related to stock options during the three and six months ended June 30, 2006, respectively. Unvested, and therefore unrecognized, stock-based compensation expense related to stock options was $6.6 million at June 30, 2006, and had a total weighted average remaining term of 2.8 years.

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
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs, while preserving flexibility regarding utilization of excess cash. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally dependent on the amounts outstanding under the revolving credit facility, term loan facility and asset securitization program. Based on the amount of variable-rate indebtedness outstanding at June 30, 2006, a 1% increase or decrease in interest rates would have resulted in a $3.0 million corresponding change in annual interest expense. At June 30, 2006, the Company had $355.4 million carrying value of fixed rate debt outstanding with an average effective interest rate of 8.6%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $357.2 million at June 30, 2006. During July and August 2006, the bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the term loan portion of the New Credit Facility (see further information included under Liquidity and Capital Resources under Item 2 of this Form 10-Q), which increased the level of floating-rate debt.
     Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At June 30, 2006, the Company held forward contracts with a notional amount of $130.8 million and an aggregate fair value of $(0.3) million. A 10% appreciation of the U.S. dollar would have resulted in a $0.7 million decrease in the fair value of these contracts in the aggregate at June 30, 2006. A 10% depreciation of the U.S. dollar would have resulted in a $0.8 million increase in the fair value of these contracts in the aggregate at June 30, 2006.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate the effect on margins from raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. At June 30, 2006, contracts for 0.6 million MMBTU’s of natural gas had a fair value of $(1.0) million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $0.5 million corresponding change in the fair value of the contracts as of June 30, 2006. Beginning in the second quarter of 2006, the Company designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. At June 30, 2006, nickel and zinc contracts for 2,405 metric tons had a fair value of $2.1 million. A 10% increase or decrease in the forward prices of nickel and zinc would have resulted in a $0.8 million corresponding change in the fair value of the contracts as of June 30, 2006.
Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of June 30, 2006.
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
Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated a number of remediation activities during 2006 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended June 30, 2006, the following remediation activities were taken in response to the material weaknesses identified by management:
•	Initiated revisions of year end reporting packages to provide greater oversight ability with respect to, among other areas, restructuring costs, environmental contingencies, and defined benefit plans;

•	Established new general ledger accounts to simplify reconciliation and tracking processes for various matters, including legal contingencies and environmental contingencies; and

•	Continued migration of the Company’s various stand-alone information systems to the global SAP platform with the objective of having one integrated system with improved corporate oversight; two more locations migrated onto SAP during the quarter ended June 30, 2006.

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
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on April 28, 2006, there were a total of 40,340,502 shares represented either in person or by proxy. The shareholders elected three directors to the Ferro Corporation Board of Directors, Sandra Austin Crayton, William B. Lawrence, and Dennis W. Sullivan, to serve on the Board until the meeting in the year 2008.

     The results of the voting for directors were as follows:

Number of Votes	For	Withheld Authority
Sandra Austin Crayton	39,111,193	1,229,309
William B. Lawrence	35,646,870	4,693,632
Dennis W. Sullivan	36,737,989	3,602,513
     The terms of office for Michael H. Bulkin, Jennie S. Hwang, Ph.D., James F. Kirsch, Michael F. Mee, William J. Sharp, and Alberto Weisser continued after the meeting.
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