Form 10-Q
period 2006-09-30
FERRO CORP
filed 2006-12-19
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net sales	$500,573	$466,116	$1,544,218	$1,424,416
Cost of sales	401,923	371,705	1,226,771	1,132,581
Selling, general and administrative expenses	74,116	75,267	231,955	237,622
Other expense (income):
Interest expense	16,818	12,156	48,155	34,862
Foreign currency transactions, net	166	53	706	1,039
Miscellaneous (income) expense, net	(543)	(5,176)	329	(5,219)

Income before taxes	8,093	12,111	36,302	23,531
Income tax expense	2,663	4,929	11,943	7,689

Income from continuing operations	5,430	7,182	24,359	15,842
Gain (loss) on disposal of discontinued operations, net of tax	62	(332)	(405)	(551)

Net income	5,492	6,850	23,954	15,291
Dividends on preferred stock	310	367	955	1,129

Net income available to common shareholders	$5,182	$6,483	$22,999	$14,162

Per common share data
Basic earnings (loss):
From continuing operations	$0.12	$0.16	$0.55	$0.34
From discontinued operations	0.00	(0.01)	(0.01)	(0.01)

	$0.12	$0.15	$0.54	$0.33

Diluted earnings (loss):
From continuing operations	$0.12	$0.16	$0.55	$0.34
From discontinued operations	0.00	(0.01)	(0.01)	(0.01)

	$0.12	$0.15	$0.54	$0.33

Dividends	$0.145	$0.145	$0.435	$0.435

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,616	$17,413
Accounts and trade notes receivable, net	214,560	182,390
Notes receivable	29,752	112,744
Inventories	254,189	215,257
Deposits for precious metals	93,250	19,000
Deferred income taxes	42,453	40,732
Other current assets	24,169	23,183

Total current assets	668,989	610,719
Property, plant & equipment, net	524,533	531,139
Intangibles, net	411,115	410,666
Deferred income taxes	61,748	61,130
Other non-current assets	85,731	54,890

Total assets	$1,752,116	$1,668,544

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Loans payable and current portion of long-term debt	$7,087	$7,555
Accounts payable	232,001	236,282
Income taxes	6,420	5,474
Accrued payrolls	34,486	25,112
Accrued expenses and other current liabilities	88,363	92,461

Total current liabilities	368,357	366,884
Long-term debt, less current portion	612,738	546,168
Post-retirement and pension liabilities	201,073	230,320
Deferred income taxes	19,706	14,002
Other non-current liabilities	26,002	22,611

Total liabilities	1,227,876	1,179,985
Series A convertible preferred stock	17,424	20,468
Shareholders’ equity	506,816	468,091

Total liabilities and shareholders’ equity	$1,752,116	$1,668,544

See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by continuing operations	$15,772	$15,512
Net cash used for discontinued operations	(867)	(1,097)

Net cash provided by operating activities	14,905	14,415
Cash flows from investing activities
Capital expenditures for plant and equipment	(33,602)	(29,183)
Acquisitions, net of cash acquired	—	(1,908)
Proceeds from sale of assets and businesses	6,430	747
Cash investment in Ferro Finance Corporation	(25,000)	—
Other investing activities	(105)	(51)

Net cash used for investing activities	(52,277)	(30,395)
Cash flows from financing activities
Net payments under short term facilities	(468)	(3,211)
Proceeds from former revolving credit facility	461,900	668,767
Proceeds from revolving credit facility	504,300	—
Proceeds from term loan facility	250,000	—
Principal payments on former revolving credit facility	(648,000)	(624,391)
Principal payments on revolving credit facility	(346,600)	—
Extinguishment of debentures	(155,000)	—
Debt issue costs paid	(15,804)	—
Cash dividends paid	(19,439)	(19,541)
Other financing activities	(112)	(1,454)

Net cash provided by (used for) financing activities	30,777	20,170
Effect of exchange rate changes on cash	(202)	(288)

Increase (decrease) in cash and cash equivalents	(6,797)	3,902
Cash and cash equivalents at beginning of period	17,413	13,939

Cash and cash equivalents at end of period	$10,616	$17,841

Cash paid during the period for:
Interest	$48,710	$34,514
Income taxes	$8,607	$6,791
See accompanying notes to Condensed Consolidated Financial Statements

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
     These unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual amounts could differ from these estimates. In the opinion of management, all adjustments that are necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise noted. Due to differing business conditions, various Company initiatives, and some seasonality, the results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting pronouncements adopted in the nine months ended September 30, 2006
     Before January 1, 2006, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS No. 123). Accordingly, the Company recognized no compensation expense, because under the award plans the stock option exercise price may not be less than the per share fair market value of the Company’s stock on the date of grant.
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
     The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006, reflect the impact of FAS No. 123R, and, in accordance with the modified prospective transition method, the condensed consolidated financial statements for the prior periods do not include the impact of FAS No. 123R. Under the modified prospective transition method, the Company has recognized compensation expense that includes (a) compensation cost for all stock-based compensation granted, but not yet vested, as of the date of adoption, and (b) compensation cost for all stock-based compensation granted on or subsequent to adoption.
     The adoption of FAS No. 123R reduced pre-tax income from continuing operations by $0.8 million and $2.3 million and net income by $0.5 million and $1.5 million for the three and nine months ended September 30, 2006, respectively. The adoption of FAS No. 123R also reduced basic and diluted earnings per share by $0.01 and $0.03 for the three and nine months ended September 30, 2006, respectively, and required the classification of realized tax benefits, related to the excess of the deductible compensation cost over the amount recognized, as a financing activity rather than as an operating activity in the condensed consolidated statement of cash flows.
     The following table contains pro forma disclosures regarding the effect on the Company’s net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005, had the Company applied a fair value method of accounting for stock-based compensation in accordance with FAS No. 123.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except
	per share amounts)
Income available to common shareholders from continuing operations—as reported	$6,815	$14,713
Add: Stock-based employee compensation expense included in reported income, net of tax	36	107
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(859)	(2,492)

Income available to common shareholders from continuing operations—pro forma	$5,992	$12,328

Basic earnings per share from continuing operations—as reported	$0.16	$0.34
Basic earnings per share from continuing operations—pro forma	$0.14	$0.29

Diluted earnings per share from continuing operations—as reported	$0.16	$0.34
Diluted earnings per share from continuing operations—pro forma	$0.14	$0.29
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
4. Shareholders’ equity
     Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain (loss) adjustments associated with investments in marketable equity securities that are available for sale. Comprehensive income was $4.5 million and $7.2 million for the three months ended September 30, 2006 and 2005, respectively. Comprehensive income (loss) was $52.8 million and $(14.4) million for the nine months ended September 30, 2006 and 2005, respectively. Accumulated other comprehensive loss at September 30, 2006, and December 31, 2005, was $87.1 million and $116.0 million, respectively.

     Transactions involving benefit plans increased shareholders’ equity by $0.4 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, and by $5.3 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.
5. Inventories
     Inventories are comprised of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Raw materials	$78,235	$62,488
Work in process	43,037	34,122
Finished goods	147,346	133,060

FIFO cost (approximates replacement cost)	268,618	229,670
LIFO reserve	(14,429)	(14,413)

Total	$254,189	$215,257

6. Financing and long-term debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
$200,000 Senior notes, 9.125%, due 2009 (a)	$199,182	$198,909
$25,000 Debentures, 7.625%, due 2013 (a)	—	24,877
$25,000 Debentures, 7.375%, due 2015 (a)	—	24,965
$50,000 Debentures, 8.0%, due 2025 (a)	—	49,550
$55,000 Debentures, 7.125%, due 2028 (a)	—	54,532
Revolving credit facility	157,700	—
Term loan facility	250,000	—
Prior revolving credit facility	—	186,100
Capitalized lease obligations	6,795	7,364
Other notes	1,303	1,560

	614,980	547,857
Less current portion	2,242	1,689

Total	$612,738	$546,168

(a)	Net of unamortized discounts
Revolving Credit and Term Loan Facilities
     In March 2006, the Company accepted a commitment from a syndicate of lenders to underwrite a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility is comprised of a five year, $250 million multi-currency senior revolving credit facility and a six year, $450 million senior delayed-draw term loan facility. Under the terms of the New Credit Facility, the Company can request that the revolving credit facility be increased by $50 million at no additional fee. At September 30, 2006, the Company had borrowed $157.7 million under the revolving credit facility and $250.0 million under the term loan facility.
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
     The New Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) LIBOR or (2) the Alternate Base Rate which is the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.5%; plus, in each case, applicable margins. For the revolving credit facility, the applicable margin is based on the Company’s index debt rating. At September 30, 2006, the average interest rate was 8.6% for revolving credit borrowings and 8.7% for term loan borrowings. At December 31, 2005 the average interest rate for borrowings against the prior revolving credit facility was 6.4%.
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
Senior Notes and Debentures
     At September 30, 2006, the Company had $200.0 million principal amount outstanding under senior notes, which had an estimated fair market value of $205.5 million. Fair market value represents a third party’s indicative bid prices for these obligations. The Company’s senior credit rating was B+ by Standard & Poor’s Rating Group (“S&P”) at September 30, 2006. In March 2006, Moody’s Investor Service, Inc. (“Moody’s”) assigned a rating of B1 and then withdrew its ratings. Moody’s cited the absence of audited financials for a sustained period of time and the concern that there may be additional delays in receiving audited financial statements for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company once it has filed audited financials for 2004 and 2005 with the SEC.
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
     As of the date of this filing, the $200 million senior notes currently remain outstanding, although they could be declared immediately due and payable. In the event of an acceleration, the Company believes it has sufficient liquidity resources to fully satisfy any potential acceleration. In addition, the senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.
Asset Securitization Program
     The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its U.S. trade accounts receivable. This program, which extends to June 2009, serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. Under this program, certain of the Company’s trade accounts receivable are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140). In June 2006, the Company amended the program to cure a default resulting from a credit rating downgrade, to modify the reporting requirements to more closely match those in the New Credit Facility, and to extend the program to June 2009.
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
     FFC finances its acquisition of trade receivable assets by issuing beneficial interests in qualifying receivables to multi-seller receivables securitization companies (“commercial paper conduits”). FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the trade receivables sold are not reflected in the Company’s consolidated balance sheet as the receivables have been de-recognized with an appropriate accounting loss recognized in the Company’s consolidated statements of income. Accounts receivable sold to FFC during the nine months ended September 30, 2006 and 2005, amounted to $769.6 million and $709.2 million, respectively. Cash proceeds from FFC during the nine months ended September 30, 2006 and 2005, were $852.0 million and $697.4 million, respectively.
     The Company holds a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by the Company. The Company, on a monthly basis, measures the fair value of the note receivable using management’s best estimate of FFC’s ability to pay based on the undiscounted expected future cash collections on the outstanding accounts receivable sold. Actual cash collections may differ from these estimates and would directly affect the fair value of the note receivable. The note receivable balance was $29.4 million as of September 30, 2006, and $111.9 million as of December 31, 2005.
     The Company on behalf of FFC and the commercial paper conduits provides normal collection and administration services with respect to the trade accounts receivable. In accordance with FAS No. 140, no servicing asset or liability is reflected on the Company’s consolidated balance sheet. Accounts receivable collected and remitted to FFC and the commercial paper conduits during the nine months ended September 30, 2006 and 2005, totaled $763.5 million and $700.9 million, respectively.
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
7. Earnings per share computation
     Information concerning the calculation of basic and diluted earnings per share is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$5,182	$6,483	$22,999	$14,162
Add back: (Gain) loss from discontinued operations	(62)	332	405	551

	$5,120	$6,815	$23,404	$14,713

Weighted-average common shares outstanding	42,397	42,325	42,394	42,300

Basic earnings per share from continuing operations	$0.12	$0.16	$0.55	$0.34

Diluted earnings per share computation:
Net income available to common shareholders	$5,182	$6,483	$22,999	$14,162
Add back: (Gain) loss from discontinued operations	(62)	332	405	551
Plus: Convertible preferred stock	—	—	—	—

	$5,120	$6,815	$23,404	$14,713

Weighted-average common shares outstanding	42,397	42,325	42,394	42,300
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed satisfaction of performance share conditions	26	—	17	—
Assumed exercise of stock options	—	51	—	44

Weighted-average diluted shares outstanding	42,423	42,376	42,411	42,344

Diluted earnings per share from continuing operations	$0.12	$0.16	$0.55	$0.34

     The convertible preferred shares were anti-dilutive for the three and nine months ended September 30, 2006 and 2005, and thus not included in the diluted shares outstanding. The stock options were anti-dilutive for the three and nine months ended September 30, 2006, and thus not included in the diluted shares outstanding.

8. Restructuring and cost reduction programs
     The following table summarizes the activities relating to the Company’s reserves for restructuring and cost reduction programs:

	Employee
	termination	Other	Accelerated
	benefits	costs	depreciation	Total
	(Dollars in thousands)
Balance, December 31, 2005	$2,232	$66	$—	$2,298
Gross charges	297	—	1,608	1,905
Non-cash items	(90)	—	—	(90)
Cash payments	(1,345)	(27)	—	(1,372)

Balance, September 30, 2006	$1,094	$39	$1,608	$2,741

     Charges in the three months and nine months ended September 30, 2006, relate to the Company’s various restructuring and cost reduction initiatives. Total gross charges for the three months ended September 30, 2006, were $1.7 million of which $1.6 million was included in cost of sales and $0.1 million was included in selling, general and administrative expenses. Total gross charges for the nine months ended September 30, 2006, were $1.9 million of which $1.6 million and $0.3 million were included in cost of sales and selling, general and administrative expenses, respectively.
     The remaining reserve balance for severance and other costs primarily represents cash payments expected to be made over the following twelve months except where certain legal or contractual restrictions on the Company’s ability to complete the initiatives within that time frame exist. The Company will continue to evaluate further steps to reduce costs and improve efficiencies. Recently announced restructuring activities are discussed in Note 17.
9. Discontinued operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. There were no sales, income before taxes, or related tax expense from discontinued operations for the three or nine months ended September 30, 2006 or 2005.
     Disposal of discontinued operations resulted in pre-tax gains (losses) of $0.1 million and $(0.6) million for the three and nine months ended September 30, 2006, respectively, and $(0.5) million and $(0.9) million for the three and nine months ended September 30, 2005, respectively. The related tax expenses (benefits) were less than $0.1 million and $(0.2) million for the three and nine months ended September 30, 2006, respectively, and $(0.2) million and $(0.3) million for the three and nine months ended September 30, 2005, respectively. The loss on disposal of discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. In connection with certain divestitures, the Company has continuing obligations with respect to environmental remediation. The Company had accruals of $3.1 million as of September 30, 2006, and December 31, 2005, for these matters. These amounts are based on management’s best estimate of the nature and extent of soil and/or groundwater contamination, as well as expected remedial actions as determined by agreements with relevant authorities, where applicable, and existing technologies.
     There were no cash flows from investing or financing activities related to discontinued operations for the nine months ended September 30, 2006 or 2005.
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
     At September 30, 2006, and December 31, 2005, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $28.3 million and $21.8 million, respectively. These agreements primarily relate to the

Company’s insurance programs, natural gas contracts, potential environmental remediation liabilities, foreign tax payments, and support of an unconsolidated affiliate’s borrowing facility. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and the Company would be liable to the financial institutions for the amounts drawn.
11. Stock-based compensation plans
     In April 2003, shareholders of the Company approved the 2003 Long-Term Incentive Compensation Plan (the “Plan”). The purpose of the Plan is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality executive personnel and directors and aligning their interests with those of our shareholders. The Plan authorizes several different types of long-term incentives, including stock options, stock appreciation rights, restricted shares, performance shares and common stock awards. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. Generally, the Company issues treasury stock to satisfy the requirements of common stock under the Plan. The effective date of the Plan was January 1, 2003. The number of shares of common stock reserved for awards under the Plan is 3,250,000 shares. At September 30, 2006, there were 248,050 shares available for grant. The recently approved 2006 Long-Term Incentive Plan is discussed in Note 17.
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
     Compensation expense related to stock options for the three months ended September 30, 2006, was $0.8 million, which was included in selling, general and administrative expenses. Compensation expense for the nine months ended September 30, 2006, was $2.3 million, which was included in selling, general and administrative expenses.
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

Range
Expected life, in years	6.80 to 8.20
Risk-free interest rate	3.50% to 5.94%
Expected volatility	28.07% to 37.30%
Expected dividend yield	2.18% to 3.00%

     A summary of the stock option activity for the nine months ended September 30, 2006, is as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(In years)	Value
Outstanding at January 1, 2006	4,829,900	$22.23
Granted	602,250	20.55
Exercised	(138,760)	15.82
Forfeited	(86,785)	20.41

Outstanding at September 30, 2006	5,206,605	$22.24	5.5	$—

Exercisable at September 30, 2006	3,924,901	$22.58	4.5	$—

     The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005, was $5.93 and $5.17, respectively.
     The aggregate intrinsic value in the table above represents the total pretax difference between the Company’s closing fair market value per share on the last trading day of the quarter and the option exercise price, multiplied by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options. At September 30, 2006, there were no in-the-money stock options. Under FAS No.123R, the Company does not record the aggregate intrinsic value for financial accounting purposes and the value changes daily based on the changes in the fair market value of the Company’s common stock.
     Information related to stock options exercised follows:

	Nine months ended
	September 30,
	2006	2005
	(Dollars in thousands)
Proceeds from the exercise of stock options	$2,196	$1,482
Intrinsic value of stock options exercised	471	466
Income tax benefit related to stock options exercised	165	163
     A summary of the status of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested at January 1, 2006	1,117,031	$6.19
Granted	602,250	5.93
Vested	(384,827)	6.80
Forfeited	(52,750)

Nonvested at September 30, 2006	1,281,704	$5.94

     As of September 30, 2006, there was $5.8 million of total unrecognized compensation cost related to nonvested stock-based compensation granted under the Company’s stock option plans. The Company expects the compensation cost to be recognized over a weighted average period of 2.6 years. The total fair value of options vested during the nine months ended September 30, 2006, was $2.6 million.
Performance Shares
     The Company maintains multiple Performance Share Plans (“PSPs”) whereby awards, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. Generally, the plans have a term of three years and management establishes a new plan annually. Therefore, there typically are three plans outstanding at a given point in time. On the grant date, the Company issues restricted common stock to the participants and these shares are held for the benefit of the participants until the end of the performance period. Participants have voting rights and receive dividends on the restricted shares during the performance period.
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
     The following table identifies the potential number of common shares to be issued and the common stock price on the date of grant. For the portion of the awards that are treated as liabilities, the awards were remeasured at the common stock closing market price at September 30, 2006 of $17.78.

	Potential Number of	Common Stock Price
Award	Shares to be Issued	at Grant Date
2004 – 2006	118,100	$26.50
2005 – 2007	127,900	$19.39
2006 – 2008	251,200	$17.79
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
     During the three months ended September 30, 2006 and 2005, the Company recorded $0.5 million and $(0.6) million of compensation expense (credits), respectively. During the nine months ended September 30, 2006 and 2005, the Company recorded $0.8 million and $0.1 million of compensation expense, respectively. At September 30, 2006, the Company had accrued $1.2 million of compensation related to the performance share awards. Performance share awards in the amount of 251,200 and 127,900 shares at weighted-average common stock prices of $17.79 and $19.39 per share were granted during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the estimated future compensation expense related to the outstanding performance shares aggregated $2.8 million. The Company expects to recognize this compensation over the remaining performance period of 2.3 years.

12. Retirement benefits
     Information concerning net periodic benefit costs of the pension and other postretirement benefit plans of the Company is as follows:

	Pension benefits		Other benefits		Pension benefits		Other benefits
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
				(Dollars in thousands)
Components of net periodic cost:
Service cost	$2,185	$3,857	$140	$200	$10,858	$11,680	$548	$600
Interest cost	6,791	6,535	807	790	20,554	19,715	2,481	2,370
Expected return on plan assets	(6,222)	(5,510)	—	—	(18,863)	(16,619)	—	—
Amortization of prior service cost	82	25	(293)	(140)	144	74	(542)	(420)
Net amortization and deferral	1,441	1,658	—	(58)	5,273	4,985	—	(174)
Curtailment and settlement effects	—	(222)	—	—	(2,524)	(222)	(2,453)	—

Net periodic benefit cost	$4,277	$6,343	$654	$792	$15,442	$19,613	$34	$2,376

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
     The Company also sponsors unfunded nonqualified defined benefit retirement plans for certain employees. The Company recorded settlement losses for these plans of $0.1 million in the third quarter of 2006 and $4.9 million in the first nine months of 2006, related primarily to a lump sum payment to the beneficiary of its deceased former Chief Executive Officer. Also as a result of these settlements, in the second quarter of 2006, the Company reduced its additional minimum pension liability by $3.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity.
     In November 2006, the Company announced restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, the Company will record a net curtailment loss of $0.3 million for pension benefits and a net curtailment gain of $4.2 million for other benefits related to this closing.
13. Income taxes
     Income tax for the quarter was $2.7 million in 2006, compared to $4.9 million in 2005. Income tax as a percentage of pre-tax income from continuing operations for the quarter was 32.9% compared to 40.7% in the same period in 2005. The 2005 rate was higher as a result of the mix of income by subsidiary and country.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Performance Coatings	$134,947	$118,209	$397,015	$366,969
Electronic Materials	104,960	92,945	335,493	263,759
Color and Glass Performance Materials	94,916	88,610	292,515	277,223
Polymer Additives	79,815	74,279	245,057	229,158
Specialty Plastics	65,762	68,415	209,525	211,733
Other	20,173	23,658	64,613	75,574

Total consolidated sales	$500,573	$466,116	$1,544,218	$1,424,416

     The Company measures segment income for reporting purposes as net operating profit before interest and taxes. Net segment income also excludes unallocated corporate expenses and net charges associated with employment cost reduction programs. Reconciliation of segment income to income before taxes from continuing operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Performance Coatings	$11,324	$6,303	$31,586	$23,433
Electronic Materials	7,338	5,096	25,870	9,286
Color and Glass Performance Materials	8,264	9,370	33,048	32,240
Polymer Additives	4,056	5,395	11,958	15,797
Specialty Plastics	2,143	3,812	12,271	10,676
Other	754	899	4,002	2,944

Total segment income	33,879	30,875	118,735	94,376
Unallocated expenses	(9,345)	(11,731)	(33,243)	(40,163)
Interest expense	(16,818)	(12,156)	(48,155)	(34,862)
Foreign currency	(166)	(53)	(706)	(1,039)
Miscellaneous — net	543	5,176	(329)	5,219

Income before taxes from continuing operations	$8,093	$12,111	$36,302	$23,531

     Geographic revenues are based on the region in which the customer invoice is generated. The United States of America is the single largest country for customer sales. No other single country represents more than 10% of the Company’s consolidated sales. Net sales by geographic region are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
United States	$231,531	$231,541	$738,060	$697,656
International	269,042	234,575	806,158	726,760

Total sales	$500,573	$466,116	$1,544,218	$1,424,416

15. Financial instruments
     The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At September 30, 2006, the Company had 5.9 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $105.0 million. At December 31, 2005, the Company had 5.9 million troy ounces of metals on consignment for periods of less than one year with a market value of $99.3 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At September 30, 2006, and December 31, 2005, the Company had outstanding deposits of $93.3 million and $19.0 million, respectively.
16. Property, plant and equipment
     Property, plant and equipment is reported net of accumulated depreciation of $652.3 million at September 30, 2006, and $595.0 million at December 31, 2005.
17. Subsequent events
Legal Proceedings
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
Restructuring Activities
     In November 2006, the Company announced that it plans to restructure certain operations of the Company’s Electronic Materials and Color and Glass Performance Materials segments. The restructuring in the Electronic Materials business will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007 and moving some production to other existing Ferro manufacturing locations. The restructuring of the Color and Glass Performance Materials business is part of a larger restructuring of the Company’s European operations that was announced in July 2006. This portion of the restructuring program primarily involves the proposed transfer of decorative colors production from Frankfurt, Germany to Colditz, Germany.
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
2006 Long-Term Incentive Plan
     In November 2006, shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan authorizes several different types of long-term incentives. The available incentives include stock options, stock appreciation rights, restricted shares, performance shares, other common stock-based awards, and dividend equivalent rights. The shares of common stock to be issued under the Plan may be either authorized but unissued shares or shares held as treasury stock. The Plan has an effective date of September 28, 2006, and provides for 3,000,000 common shares to be reserved. No further grants may be made under the Company’s 2003 Long-Term Incentive Compensation Plan. However, any outstanding awards or grants made under this plan will continue until the end of their specified term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended September 30, 2006, declined to $5.5 million from $6.8 million for the three months ended September 30, 2005. Earnings declined in the current quarter primarily due to the lack of a significant marked-to-market gain on supply contracts that occurred in the third quarter of 2005. During the 2006 third quarter, sales increased which led to higher gross profit than in 2005. However, this increase did not offset higher interest expenses and the lack of the gain from the supply contracts.
     In June 2003, the Company completed the sale of its Petroleum Additives and Specialty Ceramics business units, and accordingly, for all periods presented, each of the these businesses has been reported as a discontinued operation. The discussion presented below under “Results of Operations” focuses on the Company’s results from continuing operations.
Outlook
     Through the remainder of 2006, the Company expects business conditions to support year over year improvements in sales and operating profit compared to 2005. Economic conditions are expected to remain generally positive through the balance of 2006 in all major regions. However, some softening of demand related to U.S. automotive and construction demand has occurred in the second half of 2006. Due to seasonal market factors, the Company generally has higher revenues in the first half of the year than in the second half of the year, and profitability has been higher in the first six months. The Company expects these seasonal trends to be repeated in 2006.
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
Results of Operations
Comparison of the three months ended September 30, 2006 and 2005
     Third quarter 2006 net sales of $500.6 million were 7.4% higher than net sales of $466.1 million for the comparable 2005 quarter. The revenue increase was driven by increased sales in all segments, with the exception of the Specialty Plastics business, where sales declined 3.9%, and the Company’s Other segment, where sales were down 14.7% compared with the third quarter of 2005. Higher average selling prices was the primary driver for the increased sales. The strengthening of foreign currencies, particularly the Euro, contributed less than two percentage points to the revenue growth rate for the quarter.
     Gross margins from continuing operations were 19.7% of sales in the third quarter of 2006 compared with 20.3% for the comparable 2005 period. Included in cost of sales in the third quarter of 2006 was $1.6 million in accelerated depreciation charges associated with restructuring of European manufacturing operations. Without this charge, the gross margin percentage for the third quarter of 2006 would have been 20.0%. The gross margin percentage for the quarter was also adversely affected by increased costs of raw materials, particularly increases in the price of precious metals, which are passed through to customers largely without any mark-up. Improved pricing had a positive effect on gross margins, but not enough to fully offset the factors listed above. Net restructuring charges included in the cost of sales in the third quarter 2005 were $0.1 million.
     Selling, general and administrative (“SG&A”) expenses were $74.1 million in the third quarter of 2006, down $1.2 million from the third quarter of 2005. As a percent of sales, SG&A expenses declined to 14.8% in 2006 from 16.1% in 2005 and benefited from the results of previously implemented cost saving measures, lower charges related to the accounting investigations and restatement, and previously announced changes to the Company’s pension and other postretirement benefit plans. During the third quarter of 2006, the Company recorded charges of $0.4 million in SG&A expense related to restructuring initiatives and the accounting investigations and restatement. Charges related to these items that were included in SG&A expense in the third quarter of 2005 were $3.7 million. In the third quarter of 2006, the Company recognized benefits of $3.3 million related to benefit plan changes, primarily in reductions of on-going plan costs.
     Interest expense was $16.8 million for the third quarter of 2006 compared with $12.2 million in the same period of 2005. Interest expense increased due to a combination of higher average interest rates on the Company’s variable rate borrowings and an increase in average borrowing levels.
     Net foreign currency loss for the quarter ended September 30, 2006, was $0.2 million, compared to $0.1 million during the prior year period. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Miscellaneous income for the third quarter of 2006 was $0.5 million compared to miscellaneous income of $5.2 million in the same quarter of 2005. The primary driver for the change was a decrease in marked-to-market gains for supply contracts for natural gas. During the third quarter of 2006, marked-to-market charges were $0.2 million, compared to a gain of $5.3 million in the quarter ended September 30, 2005. Beginning in the second quarter of 2006, the Company designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. In addition, during the third quarter of 2006, a gain of $0.8 million was recognized on the sale of property.
     Income tax for the quarter was $2.7 million in 2006, compared to $4.9 million in 2005. Income tax as a percentage of pre-tax income from continuing operations for the quarter was 32.9% compared to 40.7% in the same period in 2005. The 2005 rate was higher as a result of the mix of income by subsidiary and country.
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. The Company recorded a gain of $0.1 million, net of tax, in the third quarter of 2006 related to certain post-closing matters associated with these divestitures. In the third quarter of 2005, the loss from discontinued operations was $0.3 million.
     Income from continuing operations for the third quarter of 2006 was $5.4 million compared to $7.2 million for the same period in 2005. Diluted earnings per share from continuing operations for the quarter totaled $0.12 compared to $0.16 in 2005.
     Performance Coatings Segment Results. Net sales for the Performance Coatings segment increased 14.2% to $134.9 million as compared to $118.2 million in the third quarter of 2005. Segment income increased to $11.3 million from $6.3 million in 2005. The revenue increase was driven primarily by higher average selling prices. Revenue increased in the United States, Europe and Latin America, partially offset by a decline in Asia. The increase in segment income reflects the impact of changes in average selling prices that increased more than raw material costs.
     Electronic Materials Segment Results. Net sales for the Electronic Materials segment increased 12.9% to $105.0 million as compared to $92.9 million in the third quarter of 2005. Segment income was $7.3 million, up from $5.1 million in 2005. The revenue increase was driven by strong demand for materials used in solar cells and sales of dielectric materials and metal powders and pastes to electronic materials customers. Revenue was also increased as a result of higher precious metal prices, which are generally passed through to customers. Segment income increased as a result of higher average selling prices and lower manufacturing costs, only partially offset by higher selling, general and administrative costs.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $94.9 million, an increase of 7.1% versus $88.6 million in the third quarter of 2005. Segment income was $8.3 million in the third quarter of 2006, down from $9.4 million in the same period in 2005. The primary driver for the increased revenue was higher average selling prices, with the largest increases in Europe. Sales also increased in Asia-Pacific and Latin America, while sales in the United States declined. Segment income declined compared to the prior year period. Increased prices generally offset increased raw materials costs, but were not sufficient to fully offset increased manufacturing costs and operating expenses.

     Polymer Additives Segment Results. Net sales for the Polymer Additives segment were $79.8 million, an increase of 7.5% versus $74.3 million in the third quarter of 2005. Segment income declined to $4.1 million from $5.4 million in the third quarter of 2005. The revenue increase was driven by improved average selling prices, partially offset by lower volume. Europe recorded the strongest sales growth for the quarter. Although price increases exceeded raw material cost increases for the quarter, they were not sufficient to fully offset increased manufacturing costs, and as a result, segment income declined.
     Specialty Plastics Segment Results. Net sales for the Specialty Plastics segment were $65.8 million, a decline of 3.9% versus $68.4 million in the third quarter of 2005. Segment income declined to $2.1 million from $3.8 million in 2005. Lower sales volumes were only partially offset by improved average selling prices for the quarter. Segment income declined, as higher average selling prices were not sufficient to offset the effects of lower volume and higher raw material costs.
     Other Segment Results. Net sales in the Other segment were $20.2 million for the third quarter of 2006, a decline of 14.7% from $23.7 million in the prior year. Segment income declined to $0.8 million from $0.9 million in the third quarter of 2005.
     Geographic Sales. Net sales in the United States were $231.5 million for the third quarter of 2006 and were flat versus sales in the same period of 2005. The higher sales in Performance Coatings and Electronic Materials were offset by declines in U.S. sales in the Other segment, Specialty Plastics and Color and Glass Performance Materials. International net sales were $269.0 million in the current quarter compared to $234.6 million in 2005. This increase was primarily due to increased sales across Europe, Asia-Pacific and Latin America and, to a lesser extent, the strength of the Euro, relative to the U.S. dollar.
Comparison of the nine months ended September 30, 2006 and 2005
     Net sales from continuing operations for the first nine months of 2006 of $1,544.2 million were 8.4% higher than the $1,424.4 million recorded in 2005. The revenue increase was the result of increased sales in Electronic Materials, Performance Coatings, Color and Glass Performance Materials and Polymer Additives. Sales were down 1.0% as compared to the prior year in Specialty Plastics and declined 14.5% in the Other segment. Changes in foreign exchange rates reduced the overall sales increase by less than one percentage point. Higher average selling prices were the primary driver of the higher sales.
     Gross margins for the first nine months of 2006 were 20.6% of sales compared to 20.5% in 2005. Margins were helped by increased average selling prices, partially offset by higher raw material costs. An increase in precious metal prices, which are generally passed through directly to customers without mark-up, also contributed to the decrease in the gross margin percentage. Included in cost of sales for the first nine months of 2006 were accelerated depreciation charges of $1.6 million. In the first three quarters of 2005, net restructuring charges included in cost of sales were $2.0 million.
     Selling, general and administrative (“SG&A”) expenses were $232.0 million for the first nine months of 2006, versus $237.6 million for 2005. As a percentage of sales, SG&A expenses declined to 15.0% in 2006 from 16.7% in 2005 and benefited from the Company’s actions to limit overhead expenses, lower charges related to restructuring initiatives and the accounting investigations and restatement, and previously announced changes in the Company’s pension and postretirement benefit plans. During the first nine months of 2006, the Company recorded charges of $6.8 million in SG&A expense related to restructuring and the accounting investigations and restatement. Charges related to these items that were included in SG&A expense in the first nine months of 2005 were $12.0 million. During the first quarter of 2006 the Company announced changes to certain of its postretirement benefit programs. Certain employees who had been participating in the Company’s largest defined benefit program ceased accruing benefit service after March 31, 2006. In addition, the Company limited eligibility for retiree medical and life insurance coverage to those employees who are 55 years of age or older with 10 or more years of service as of December 31, 2006. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. These changes resulted in one-time and on-going benefits of $8.4 million in the first nine months of 2006. Offsetting these benefits were $4.9 million of settlement losses from a nonqualified defined benefit retirement plan, related primarily to a lump sum payment to the beneficiary of the Company’s deceased former Chief Executive Officer.
     Interest expense from continuing operations increased to $48.2 million for the first nine months of 2006 from $34.9 million for the same period in 2005. This change was driven by an increase in the average interest rates paid on the Company’s variable rate borrowings and an increase in average borrowing levels. Also included in interest expense for the nine months of 2006 is $2.5 million associated with previously unamortized fees and discounts relating to the Company’s debentures that were repaid in July and August of 2006.
     Net foreign currency loss for the nine months ended September 30, 2006, was $0.7 million compared to $1.0 million for the same 2005 period. The Company has and continues to use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposure. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.
     Miscellaneous expense for the first nine months of 2006 was $0.3 million compared to miscellaneous income of $5.2 million in the nine months ended September 30, 2005. The primary driver of the change was a change in marked-to-market costs for natural gas supply contracts. During the first nine months of 2006, marked-to-market losses were $3.3 million compared to a gain of $6.9 million in 2005. This was partially offset by an increase in interest earned of $2.3 million compared to 2005, as a result of higher interest-bearing deposits for precious metals.
     Income tax as a percentage of pre-tax income for the nine months ended September 30, 2006, was 32.9% compared with 32.7% in 2005.
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that were sold in 2002 and 2003. The Company recorded a loss of $0.4 million, net of tax, in the first nine months of 2006 related to certain post-closing matters associated with these divestitures. The reported loss from discontinued operations, net of tax, for the nine months ended September 30, 2005, was $0.6 million.
     Net income from continuing operations for the first nine months of 2006 was $24.4 million versus $15.8 million in 2005. Diluted earnings per share from continuing operations were $0.55 in the first nine months of 2006 compared to $0.34 in 2005.
     Performance Coatings Segment Results. Net sales in the Performance Coatings segment were $397.0 million for the nine months ended September 30, 2006, compared with net sales of $367.0 million for the nine months ended September 30, 2005. Segment income in the first nine months of 2006 was $31.6 million, an increase of 34.8% from the $23.4 million segment income in the same period in 2005. The primary drivers for the increased sales were improved average selling prices and higher volume. The increase in segment income reflects improved average selling prices, lower manufacturing costs and increased volume offset partially by higher raw material costs.
     Electronic Materials Segment Results. Net sales in the Electronic Materials segment were $335.5 million for the first nine months of 2006, an increase of 27.2% compared with net sales of $263.8 million for the first nine months of 2005. Segment income in the first nine months of 2006 was $25.9 million, a 179% increase from income of $9.3 million in the same period in 2005. The revenue increase was driven primarily by stronger demand among manufacturers of multilayer capacitors, compared to a period of very weak demand in the first half of 2005. Demand for materials used to manufacture solar cells also contributed to the sales increase. Higher precious metals prices, which are generally passed on to customers, also contributed to the increased sales. The primary drivers for the increased segment income were higher average selling prices and a change in product mix toward higher value-added products.
     Color and Glass Performance Materials Segment Results. Net sales for the Color and Glass Performance Materials segment were $292.5 million, an increase of 5.5% versus $277.2 million in the first nine months of 2005. Segment income increased to $33.0 million from $32.2 million in 2005. Net sales benefited from improved average sales prices, but this improvement was partially offset by lower volume. Segment income increased due to improved pricing which more than offset higher raw material costs.
     Polymer Additives Segment Results. Net sales in the Polymer Additives segment were $245.1 million for the nine months ended September 30, 2006, compared with net sales of $229.2 million for the nine months ended September 30, 2005. Segment income was $12.0 million for the period, a decline of 24.3% compared with $15.8 million in the prior year. The 6.9% increase in revenue for the nine-month period was driven primarily by improved average selling prices. For the period, segment income declined as price increases offset material cost increases, but did not fully offset additional manufacturing cost increases.

     Specialty Plastics Segment Results. Net sales in the Specialty Plastics segment were $209.5 million for the first nine months of 2006, compared with net sales of $211.7 million for the first nine months of 2005. Segment income was $12.3 million for the period, compared with $10.7 million for the nine months ended September 30, 2005. Revenues were down slightly as improved price/mix was offset by lower volume. Segment income increased as a result of improved pricing that offset the effects of lower volumes and raw material cost increases.
     Other Segment Results. Net sales in the Other segment were $64.6 million for the nine-month period ended September 30, 2006, a decline of 14.5% versus $75.6 million in the prior year. Segment income increased to $4.0 million from $2.9 million in the same period of 2005.
     Geographic Sales. Net sales in the United States were $738.1 million for the nine months ended September 30, 2006, compared with net sales of $697.7 million for the nine months ended September 30, 2005. The growth in U.S. sales was primarily driven by increased sales in Electronic Materials, Performance Coatings, with smaller increases in Polymer Additives, partially offset by U.S. sales declines in the Other segment and Color and Glass Performance Materials. International net sales were $806.2 million in the first nine months of 2006, compared with net sales of $726.8 million for the first nine months of 2005. Increased market demand in Europe, Asia-Pacific and Latin America all contributed to the sales increase. The sales increase was partially offset by unfavorable foreign currency exchange rate differences.
     Cash Flows. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2006, was $15.8 million, compared with net cash provided by operating activities of continuing operations of $15.5 million for the same period in 2005. The increase in net cash provided by operating activities of continuing operations was driven by increased proceeds from the asset securitization program of $92.0 million, a slowing of decreases in accounts payable and accrued liabilities of $33.7 million, the increase in net income of $8.7 million, and higher non-cash charges of $6.6 million as a result of accelerated amortization of debt issue costs, accelerated depreciation from European restructuring activities, and increased stock-based compensation expense. Offsetting these items were increased deposit requirements under the Company’s precious metals consignment program of $74.3 million, increases in inventories of $42.4 million, and increases in accounts receivable of $22.9 million. The increase in inventory levels was primarily due to a discrete build in inventory levels to compensate for plant shutdowns at certain of the Company’s operations and increases to raw material prices from suppliers. Accounts receivable increased due to higher net sales and increased aging of receivable balances.
     Net cash used for investing activities was $52.3 million for the nine months ended September 30, 2006, compared with cash used by investing activities of $30.4 million for the same period in 2005. In June 2006, the Company invested an additional $25.0 million in Ferro Finance Corporation, a wholly-owned unconsolidated subsidiary, in connection with the June 2006 amendment of the asset securitization agreement. Capital expenditures in the first nine months of 2006 were $33.6 million and accounted for the majority of the cash used in investing activities. During the first nine months of 2005, capital expenditures were $29.2 million. Proceeds from sale of assets and businesses were $6.4 million in the first nine months of 2006 versus $0.7 million in the prior year period.
     Net cash provided by financing activities was $30.8 million in the nine months ended September 30, 2006, compared with net cash provided by financing activities of $20.2 million during the same period in 2005. Cash provided by financing activities in 2006 primarily reflects net debt increases less dividends paid to the Company’s shareholders and fees paid for new and amended financing agreements.
     Net cash used for operating activities of discontinued operations was $0.9 million during the nine months ended September 30, 2006, compared with $1.1 million of net cash used for discontinued operations for the same period in 2005.
Liquidity and Capital Resources
     The Company’s liquidity requirements include primarily debt service, working capital requirements, capital investments, postretirement obligations and dividend payments. The Company expects to be able to meet its liquidity requirements from a variety of sources, including cash flow from operations and use of its credit facilities. At September 30, 2006, the Company had a $250 million multi-currency senior revolving credit facility expiring in 2011 and a $450 million senior delayed-draw term loan facility expiring in 2012, as well as $200 million of senior notes due in 2009. The Company also had an accounts receivable securitization facility, which extends to June 2009, under which the Company could receive advances of up to $100 million, subject to the level of qualifying accounts receivable. For further information regarding the Company’s credit facilities, refer to Note 6 to the Company’s Condensed Consolidated Financial Statements under Item 1 herein.

     The Company’s senior credit rating was B+ by Standard & Poor’s Rating Group (“S&P”) at September 30, 2006. In March 2006, Moody’s Investor Service, Inc. (“Moody’s”) assigned a rating of B1 and then withdrew its ratings. The rating agencies may, at any time, based on various factors including changing market, political or economic conditions, reconsider the current rating of the Company’s outstanding debt. Based on rating agency disclosures, Ferro understands that ratings changes within the general industrial sector are evaluated based on quantitative, qualitative and legal analyses. Factors considered by the rating agencies include: industry characteristics, competitive position, management, financial policy, profitability, capital structure, cash flow production and financial flexibility. Moody’s and S&P have disclosed that the Company’s ability to improve earnings, reduce the Company’s level of indebtedness and strengthen cash flow protection measures, whether through asset sales, increased free cash flows from operations or otherwise, will be factors in their ratings determinations going forward.
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
     As of the date of this filing, the $200 million senior notes currently remain outstanding, although they could be declared immediately due and payable. In the event of an acceleration, the Company believes it has sufficient liquidity resources to fully satisfy any potential acceleration. In addition, the senior notes are redeemable at the option of the Company at any time for the principal amount of the senior notes then outstanding plus the sum of any accrued but unpaid interest and the present value of any remaining scheduled interest payments. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.
Off Balance Sheet Arrangements
     Asset Securitization Program. The Company has a $100 million program to sell (securitize), on an ongoing basis, a pool of its U.S. trade accounts receivable. This program, which extends to June 2009, serves to accelerate cash collections of the Company’s trade accounts receivable at favorable financing costs and helps manage the Company’s liquidity requirements. Under this program, certain of the Company’s trade accounts receivable are sold to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”), as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (FAS No. 140).
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
     FFC finances its acquisition of trade receivable assets by issuing beneficial interests in qualifying receivables to multi-seller receivables securitization companies (“commercial paper conduits”). FFC and the commercial paper conduits have no recourse to the Company’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the bankruptcy laws of the United States. Under FAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the trade receivable sold are not reflected in the Company’s consolidated balance sheet as the receivables have been de-recognized with an appropriate accounting loss recognized in the Company’s consolidated statements of income. Accounts receivable sold to FFC during the nine months ended September 30, 2006 and

2005, amounted to $769.6 million and $709.2 million, respectively. Cash proceeds from FFC during the nine months ended September 30, 2006 and 2005, were $852.0 million and $697.4 million, respectively.
     Consignment Arrangements. The Company consigns, from various financial institutions, precious metals (primarily silver, gold, platinum and palladium, collectively “metals”) used in the production of certain products for customers. Under these consignment arrangements, the financial institutions provide the Company with metals for a specified period of one year or less in duration, for which the Company pays a fee. Under these arrangements, the financial institutions own the metals, and accordingly, the Company does not report these consigned materials as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, however, because the Company has access to a number of consignment arrangements with available capacity, consignment needs can be shifted among the other participating institutions. At September 30, 2006, the Company had 5.9 million troy ounces of metals (primarily silver) on consignment for periods of less than one year with a market value of $105.0 million. Beginning in the fourth quarter of 2005, certain participating institutions required cash deposits to provide additional collateral beyond the underlying precious metals. At September 30, 2006, the Company had outstanding deposits of $93.3 million. The Company expects, by year end, to reduce the amount of material under consignment requiring cash deposits and anticipates that substantially all of the deposits will be returned in the first quarter of 2007. The Company expects the requirement by various financial institutions for cash deposits will be eliminated during 2007.
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

     The Company recognized $0.8 million and $2.3 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2006, respectively. Unvested, and therefore unrecognized, stock-based compensation expense related to stock options was $5.8 million at September 30, 2006, and had a total weighted average remaining term of 2.6 years.
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
     Ferro’s exposure to interest rate risk relates primarily to its debt portfolio including obligations under the accounts receivable securitization program. The Company’s interest rate risk management objective is to limit the effect of interest rate changes on earnings, cash flows and overall borrowing costs, while preserving flexibility regarding utilization of excess cash. In managing the percentage of fixed versus variable rate debt, consideration is given to the interest rate environment and forecasted cash flows. This policy limits exposure from rising interest rates and allows the Company to benefit during periods of falling rates. The Company’s interest rate exposure is generally dependent on the amounts outstanding under the revolving credit facility, term loan facility and asset securitization program. Based on the amount of variable-rate indebtedness outstanding at September 30, 2006, a 1% increase or decrease in interest rates would have resulted in a $4.8 million corresponding change in annual interest expense. At September 30, 2006, the Company had $200.5 million carrying value of fixed rate debt outstanding with an average effective interest rate of 9.4%, substantially all maturing after 2008. The fair market value of these debt securities was approximately $206.8 million at September 30, 2006.
     Ferro manages its currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transaction and other exposures. At September 30, 2006, the Company held forward contracts with a notional amount of $155.0 million and an aggregate fair value of $(0.5) million. A 10% appreciation of the U.S. dollar would have resulted in a $2.2 million decrease in the fair value of these contracts in the aggregate at September 30, 2006. A 10% depreciation of the U.S. dollar would have resulted in a $2.7 million increase in the fair value of these contracts in the aggregate at September 30, 2006.
     The Company is also subject to cost changes with respect to its raw materials and natural gas purchases. The Company attempts to mitigate the effect on margins from raw materials cost increases with price increases to the Company’s customers. In addition, the Company purchases portions of its natural gas requirements under fixed price contracts, over short time periods, to reduce the volatility of this cost. At September 30, 2006, contracts for 0.4 million MMBTU’s of natural gas had a fair value of $(1.1) million. A 10% increase or decrease in the forward prices of natural gas would have resulted in a $0.3 million corresponding change in the fair value of the contracts as of September 30, 2006. Beginning in the second quarter of 2006, the Company designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. The Company also hedges a portion of its exposure to changes in the pricing of certain nickel and zinc commodities using derivative financial instruments. The hedges are accomplished principally through swap arrangements that allow the Company to fix the pricing of the commodities for future purchases. At September 30, 2006, nickel and zinc contracts for 2,661 metric tons had a fair value of $1.1 million. A 10% increase or decrease in the forward prices of nickel and zinc would have resulted in a $1.0 million corresponding change in the fair value of the contracts as of September 30, 2006.

Item 4. Controls and Procedures
     For a discussion of the Company’s Controls and Procedures, see Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of September 30, 2006.
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
Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated a number of remediation activities during 2006 that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarterly period ended September 30, 2006, the following remediation activities were taken in response to material weaknesses identified by management:
•	Reorganized the Company’s finance organization such that there is now a bifurcation at the Corporate level between the accounting and financial planning and analysis functions; added additional personnel due to this change;

•	Conducted in-person regional training sessions in Asia, Europe and the United States for over 100 accounting personnel; topics covered included revenue recognition, accounting for leases, derivative financial instruments, asset impairments, postretirement benefits, asset retirement obligations, environmental and other contingencies, account reconciliations, journal entry support, and internal controls;

•	Conducted in-person training session on derivative contracts with members of centralized purchasing department;

•	Upgraded the position of Manager of Financial Reporting and added the position of Manager of Financial Accounting as well as other additions to the Corporate accounting staff; and

•	Continued refinement, expansion and communication of the Accounting Policies and Procedures manual; updates included, among others, issuance of expanded revenue recognition policy, lease accounting policy, and development and deployment of checklist for identification of potential derivatives in raw material purchase agreements.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information regarding legal proceedings included in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     In March and April 2006, the Company received notices of default from a holder and the Trustee of the Company’s senior notes and debentures, listed below, with an aggregate principal amount of $355 million. The carrying value of the notes and debentures was not materially different from the principal amounts originally issued. The notices of default related to financial reporting requirements. Under the terms of the indentures, the Company had 90 days from the notices of default to cure the deficiencies identified in the notices of default or obtain waivers, or events of default would have occurred and the holders of the senior notes or debentures or the Trustee could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was outstanding, and the Company financed the accelerated repayments by use of the term loan portion of the aforementioned new credit facility.
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

FERRO CORPORATION (Registrant)

Date: December 19, 2006

/s/ James F. Kirsch

James F. Kirsch Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2006

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