Form 10-K
period 2006-12-31
FERRO CORP
filed 2007-03-01
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-584

FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State of Corporation)	(IRS Employer Identification No.)

1000 Lakeside Avenue Cleveland, OH	44114 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 216-641-8580

Securities Registered Pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2006, was approximately $658,239,000.

On January 31, 2007, there were 43,141,565 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I
Item 1	Business	Page 3
Item 1A	Risk Factors	Page 8
Item 1B	Unresolved Staff Comments	Page 11
Item 2	Properties	Page 11
Item 3	Legal Proceedings	Page 12
Item 4	Submission of Matters to a Vote of Security Holders	Page 13

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	Page 15
Item 6	Selected Financial Data	Page 16
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 16
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	Page 35
Item 8	Financial Statements and Supplementary Data	Page 37
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 87
Item 9A	Controls and Procedures	Page 89
Item 9B	Other Information	Page 92

PART III
Item 10	Directors and Executive Officers of the Registrant	Page 93
Item 11	Executive Compensation	Page 93
Item 12	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters	Page 93
Item 13	Certain Relationships and Related Transactions	Page 94
Item 14	Principal Accountant Fees and Services	Page 94

PART IV
Item 15	Exhibits and Financial Statement Schedules	Page 95
EX-4.2
EX-4.3
EX-10.1
EX-10.7
EX-10.8.1
EX-10.11
EX-10.11.1
EX-10.11.2
EX-10.11.3
EX-10.15.1
EX-10.16.1
EX-12
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1 — Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its consolidated subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials and chemicals that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. In approximately 50 manufacturing sites around the world, we produce the following types of products:

•	Inorganic specialty products — High-quality glazes, frits, enamels, pigments, dinnerware decorations and other performance materials;

•	Organic specialty products — Polymer specialty materials, engineered plastic compounds, electrolytes, high-potency pharmaceutical active ingredients and specialty solvents; and

•	Electronic materials — High-performance dielectrics, conductive pastes, metal powders and polishing materials.

We refer to our products as performance materials and chemicals because we formulate them to perform specific functions in the manufacturing processes and end products of our customers. The products we develop often are delivered to our customers in combination with customized technical service. The value of our products stems from the value they create in actual use. We develop and deliver innovative products to our customers through our key strengths in:

•	Particle Engineering — Our ability to design and produce very small particles made of a broad variety of materials, with precisely controlled characteristics of shape, size and distribution. We understand how to disperse these particles within liquid, paste and gel formulations.

•	Color and Glass Science — Our understanding of the chemistry required to develop and produce pigments that provide color characteristics ideally suited to customers’ applications. An ability to provide glass-based coatings with properties that precisely meet customers’ needs in a broad variety of applications.

•	Surface Chemistry and Surface Application Technology — Our understanding of chemicals and materials used to develop products and processes that involve the interface between layers and the surface properties of materials.

•	Technical Applications Support — Our skill at working in customers’ manufacturing operations to ensure successful application of our products.

We divide our operations into eight business units, which comprise six reportable business segments. We have grouped these segments by their product group below:

Inorganic Specialties	Organic Specialties	Electronic Materials(3)

• Tile Coating Systems(1) • Porcelain Enamel(1) • Color and Glass Performance Materials	• Polymer Additives • Specialty Plastics • Pharmaceuticals(2) • Fine Chemicals(2)

(1)	Tile Coating Systems and Porcelain Enamel are combined into one business segment, Performance Coatings, for financial reporting purposes.

(2)	Pharmaceuticals and Fine Chemicals are combined into one business segment, Other Businesses, for financial reporting purposes.

(3)	Electronic Materials segment is its own distinct product group.

Markets and Customers

Ferro’s products are used in a variety of product applications in markets including:

•	Major appliances

•	Transportation

•	Building and renovation

•	Electronics

•	Household furnishings

•	Industrial products

•	Packaging

•	Pharmaceuticals

Many of our products are used as coatings on our customers’ products, such as glazes and decorations on tile, glass and dinnerware. Other products are applied as films in products such as solar cells and other electronic components. Still other products are added to other ingredients during our customers’ manufacturing processes to provide desirable properties to the end product. Often, our products are a small portion of the total cost of our customers’ products, but they can be critical to the appearance or functionality of those products.

Our leading customers include manufacturers of tile, major appliances, construction materials, automobiles, glass, multi-layer capacitors, solar cells, batteries, and pharmaceuticals. Many of our customers, including makers of major appliances and automobiles, purchase materials from more than one of our business units. Our customer base is well diversified both geographically and by end market.

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as distributors, to deliver products to market. In 2006, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

Backlog of Orders and Seasonality

Generally, there is no significant lead time between customer orders and delivery in any of our business segments. As a result, we do not consider that the dollar amount of backlogged orders believed to be firm is material information for an understanding of our business. We also do not regard any material part of our business to be seasonal. However, customer demand has historically been higher in the second quarter when building and renovation markets are particularly active, and this quarter is normally the strongest for sales and operating profit.

Competition

In most of our markets, we have a substantial number of competitors, none of which is dominant. Due to the diverse nature of our product lines, no single competitor directly matches all our product offerings. Our competition varies by product and by region, and is based primarily on price, product quality and performance, customer service and technical support, and our ability to develop custom products to meet specific customer requirements.

We are a worldwide leader in the production of glass enamels, porcelain enamels and ceramic glaze coatings. There is strong competition in our markets, ranging from large multinational corporations to local producers. While many of our customers purchase custom products and formulations from us, our customers could generally buy from other sources, if necessary.

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:(1)

•	Zinc oxide

•	Cobalt oxide

•	Lead oxide

•	Aluminum oxide

•	Nickel oxide

Polymers:(2)

•	Polypropylene

•	Unsaturated polyester

•	Polystyrene

Other Inorganic Materials:

•	Zircon(1)

•	Feldspar(1)

•	Silica(1)

•	Titanium dioxide(2)

•	Fiberglass(2)

•	Boron(3)

Precious and Non-precious Metals:(3)

•	Gold

•	Platinum

•	Palladium

•	Silver

•	Titanium

•	Chromium

•	Copper

•	Bismuth

•	Lithium

•	Zinc

Other Organic Materials:(4)

•	Phthalic anhydride

•	Toluene

•	Butanol

•	Tallow

•	Soybean oil

(1)	Primarily used by Color and Glass Performance Materials, Tile Coating Systems and Porcelain Enamel.

(2)	Primarily used by Specialty Plastics.

(3)	Primarily used by Electronic Materials, Color and Glass Performance Materials and Fine Chemicals.

(4)	Primarily used by Polymer Additives.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials may have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost fluctuations, including those related to precious metals.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. In addition, the magnitude of our purchases provides for leverage in negotiating favorable conditions for supplier contracts. We did not encounter raw material shortages in 2006, but we are aware of potential future shortages in the world market for certain commodities. We expect to be affected by the cost increases relating to the shortages, but do not expect any interruptions in our production processes or deliveries to our customers.

Environmental Matters

As part of the production of some of our products, we handle, process, use and store hazardous materials. As a result of this, we operate manufacturing facilities that are subject to a broad array of environmental laws and regulations in the countries in which they operate, particularly for plant wastes and emissions. The costs to comply with complex environmental laws and regulations are significant and will continue for the industry and us for the foreseeable future. These routine costs are expensed as they are incurred. While these costs may increase in the future, they are not expected to have a material impact on our financial position, liquidity or results of operations. We believe that we are in compliance with the environmental regulations to which our operations are subject and that, to the extent we may not be in compliance with such regulations, non-compliance will not have a materially adverse effect on our financial position, liquidity or results of operations.

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Capital expenditures for environmental control were $6.2 million in 2006, $3.3 million in 2005, and $7.1 million in 2004. These amounts pertain primarily to costs associated with environmental protection equipment. Although we cannot precisely predict future environmental capital spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations.

We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information becomes available.

Research and Development

We are involved worldwide in research and development activities relating to new and existing products, services and technologies required by our customers’ continually changing markets. Our research and development resources are organized into centers of excellence that support our regional and worldwide major business units. We also conduct research and development activities at our Posnick Center for Innovative Technology in Independence, Ohio. These centers are augmented by local laboratories, which provide technical service and support to meet customer and market needs of particular geographic areas.

Expenditures for research and development activities for continuing operations were approximately $42.6 million in 2006, $38.4 million in 2005, and $42.4 million in 2004. Expenditures for individual customer requests for research and development were not material. During 2007, we expect to spend approximately $45.9 million on research and development.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2025. We also use a number of trademarks that are important to our businesses as a whole or to a particular segment. We believe that these trademarks are adequately protected.

Employees

At December 31, 2006, we employed 6,660 full-time employees, including 4,367 employees in our foreign consolidated subsidiaries and 2,293 in the U.S. Total employment decreased from the prior year end due to our various restructuring and cost reduction programs.

Collective bargaining agreements cover approximately 21.8% of our U.S. workforce. Approximately 7.3% of the U.S. employees are affected by labor agreements that expire in 2007 and we expect to complete renewals of these agreements with no significant disruption to the related businesses. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

Our employees in Europe have protections afforded them by local laws and regulations through works councils. Some of these laws and regulations may affect the timing, amount and nature of restructuring and cost reduction programs in that region.

Domestic and Foreign Operations

Financial information about our domestic and foreign operations by segment is included herein in Note 17 to the consolidated financial statements under Item 8 of this Form 10-K. More than 50% of our net sales are outside of the U.S. Our customers represent more than 30 industries and operate in approximately 100 countries.

We began international operations in 1927. Our products are produced and distributed through our subsidiaries in the following countries:

Wholly-owned:

•	Argentina

•	Australia

•	Belgium

•	Brazil

•	China

•	France

•	Germany

•	Italy

•	Japan

•	Mexico

•	Netherlands

•	Portugal

•	Spain

•	Taiwan

•	Thailand

•	United Kingdom

Majority-owned and Controlled:

•	China

•	Indonesia

•	Italy

•	Spain

•	South Korea

•	Thailand

•	Venezuela

Our U.S. parent company receives technical service fees and/or royalties from many of its foreign subsidiaries. As a matter of corporate policy, the foreign subsidiaries have historically been expected to remit a portion of their annual earnings to the U.S. parent company as dividends. To the extent earnings of foreign subsidiaries are not remitted to the U.S. parent company, those earnings are indefinitely re-invested in those subsidiaries.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including any amendments, will be made available free of charge on our Web site, www.ferro.com, as soon as reasonably practical, following the filing of the reports with the U.S. Securities and Exchange Commission (“SEC”). Our Corporate Governance Principles, Legal and Ethical Policies, Guidelines for Determining Director Independence, and charters for our Audit Committee, Compensation Committee, Finance Committee, and Governance and Nomination Committee are available free of charge on our Web site or to any shareholder who requests them from the Ferro Corporation Investor Relations Department located at 1000 Lakeside Avenue, Cleveland, Ohio, 44114-1147.

Forward-looking Statements

Certain statements contained here and in future filings with the SEC reflect our expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning our operations and the business environment, which are difficult to predict and are beyond our control.

Item 1A — Risk Factors

Many factors could cause our actual results to differ materially from those suggested by statements contained in this filing and could adversely affect our future financial performance. Such factors include the following:

We depend on reliable sources of raw materials and other supplies at a reasonable cost, but the availability of these materials and supplies could be interrupted and/or their prices could escalate and adversely affect the Company’s sales and profitability.

We purchase many raw materials and supplies that we use to manufacture our products. Changes in their availability or price could affect our ability to manufacture enough products to meet customers’ demands or to manufacture products profitably. We try to maintain multiple sources of raw materials and supplies where practical, but this may not prevent unanticipated changes in their availability or cost. Significant disruptions in availability or cost increases could adversely affect our manufacturing volume or costs, which could negatively affect product sales or profitability of our operations.

The markets for our products are highly competitive and subject to intense price competition, and that could adversely affect the Company’s sales and earnings performance.

Our customers typically have multiple suppliers from which to choose. If we are unwilling or unable to provide products at competitive prices, and if other factors, such as product performance and value-added services do not provide an offsetting competitive advantage, customers may reduce, discontinue, or decide not to purchase our products. If we could not secure alternate customers for lost business, our sales and earnings performance could be adversely affected.

We strive to improve operating margins through sales growth, price increases, productivity gains, improved purchasing techniques and restructuring activities, but we may not achieve the desired improvements.

We work to improve operating profit margins through activities such as growing sales to achieve increased economies of scale, increasing prices, improving manufacturing processes, adopting purchasing techniques that lower costs or provide increased cost predictability, and restructuring businesses to realize cost savings. However, these activities depend on a combination of improved product design and engineering, effective manufacturing process control initiatives, cost-effective redistribution of production, and other efforts that may not be as successful as anticipated. The success of sales growth and price increases depends not only on our actions but also the strength of customer demand and competitors’ pricing responses, which are not fully predictable. Failure to successfully implement actions to improve operating margins could adversely affect our financial performance.

We sell our products into industries where demand has been unpredictable, cyclical or heavily influenced by consumer spending.

We sell our products to a wide variety of customers who supply many different market segments. Many of these market segments, such as building and renovation, major appliances and transportation, are cyclical or closely tied to consumer demand, which is difficult to predict. Incorrect forecasts of demand or unforeseen reductions in demand can adversely affect costs and profitability due to factors such as underused manufacturing capacity, excess inventory, or working capital needs. These factors can result in lower profitability.

The global scope of our operations exposes us to risks related to currency conversion rates and changing economic, social and political conditions around the world.

In order to support global customers, access regional markets and compete effectively, our operations are located around the world. As a result, our operations have additional complexity from changing economic, social and political conditions in multiple locations. While we attempt to anticipate these changes and manage our business appropriately, these changes are often beyond our control and difficult to forecast. The consequences of these risks may have significant adverse effects on our results of operations or financial position.

We have a growing presence in the Asia/Pacific region where it can be difficult for a U.S.-based company, such as Ferro, to compete lawfully with local competitors.

Many of our most promising growth opportunities are in the Asia/Pacific region, especially the People’s Republic of China. Although we have been able to compete successfully in those markets to date, local laws and customs can make it difficult for a U.S.-based company to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. law. Our strict policy of observing the highest standards of legal and ethical conduct may cause us to lose some otherwise attractive business opportunities to local competition in the region.

Regulatory authorities in the U.S., European Union and elsewhere are taking a much more aggressive approach to regulating hazardous materials, and those regulations could affect sales of our products.

Hazardous material legislation and regulations can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California Proposition 65 or the European Union’s (“EU”) hazardous substances directive. The proposed EU “REACH” registration system, for example, would require us to perform toxicity studies of the components of some of our products and to register the information in a central database, increasing the cost of these products. As a result of these hazardous material regulations, customers may avoid purchasing some products in favor of perceived “greener,” less hazardous or less costly alternatives. This factor could adversely affect our sales and operating profits.

Our operations are subject to stringent environmental, health and safety regulations, and compliance with those regulations could require us to make significant investments.

We strive to conduct our manufacturing operations in a manner that is safe and in compliance with all applicable environmental, health and safety regulations. Compliance with changing regulations may require us to make significant capital investments, incur training costs, make changes in manufacturing processes or product formulations, or incur costs that could adversely affect the Company’s profitability. These costs may not affect competitors in the same way due to differences in product formulations, manufacturing locations or other factors, and we could be at a competitive disadvantage, which might adversely affect financial performance.

We depend on external financial resources, and any interruption in access to capital markets or borrowings could adversely affect our financial condition.

As of December 31, 2006, the Company had approximately $592 million of short-term and long-term debt with varying maturities. These borrowings have allowed us to make investments in growth opportunities and fund working capital requirements. Our continued access to capital markets is essential if we are to meet our current obligations as well as fund our strategic initiatives. An interruption in our access to external financing could adversely affect our business prospects and financial condition. See further information regarding the Company’s liquidity in Note 5 to the consolidated financial statements included under Item 8 of this Form 10-K.

Interest rates on some of our borrowings are variable, and our borrowing costs could be affected adversely by interest rate increases.

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, as they have over the last year, the Company’s cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2006, that a one percent increase in interest rates would cause interest expense to increase by approximately $4.8 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding the Company’s liquidity in Note 5 to the consolidated financial statements included under Item 8 of this Form 10-K.

Many of our assets are encumbered by liens that have been granted to lenders, and those liens affect our flexibility to dispose of property and businesses.

Our debt obligations are secured by substantially all of the Company’s assets. These liens could reduce our ability and/or extend the time to dispose of property and businesses, as these liens must be cleared or waived by the lenders prior to any disposition. These security interests are described in more detail in Note 5 to the consolidated financial statements under Item 8 of this Form 10-K.

We are subject to a number of restrictive covenants under our credit facilities, and those covenants could affect our flexibility to fund strategic initiatives.

Our credit facilities contain a number of restrictive covenants as described in more detail in Note 5 to the consolidated financial statements under Item 8 of this Form 10-K. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund strategic initiatives. Breaches of these covenants could become defaults under our credit facilities and cause the acceleration of debt payments beyond our ability to pay.

We have significant deferred tax assets, and our ability to utilize these assets will depend on the Company’s future performance.

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. As of December 31, 2006, the Company had $101.2 million of net deferred tax assets, after a valuation allowance. If the Company does not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowance may need to be increased in our financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 7 to the consolidated financial statements under Item 8 of this Form 10-K.

We are a defendant in several lawsuits that could have an adverse effect on our financial condition and/or financial performance, unless they are successfully resolved.

We are routinely involved in litigation brought by suppliers, customers, employees, governmental agencies and others. Litigation is an inherently unpredictable process and unanticipated negative outcomes are possible. The most significant pending litigation is described in Item 3 — Legal Proceedings of this Form 10-K.

Our businesses depend on a continuous stream of new products, and failure to introduce new products could affect our sales and profitability.

One way that we remain competitive in our markets is by developing and introducing new and improved products on an ongoing basis. Customers continually evaluate our products in comparison to those offered by our competitors. A failure to introduce new products at the right time that are price competitive and that provide the features and performance required by customers could adversely affect our sales, or could require us to compensate by lowering prices. The result could be lower sales and/or lower profitability.

Employee benefit costs, especially postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows.

We are exposed to risks associated with acts of God, terrorists and others, as well as fires, explosions, wars, riots, accidents, embargos, natural disasters, strikes and other work stoppages, quarantines and other governmental actions, and other events or circumstances that are beyond our control.

The Company is exposed to risks from various events that are beyond its control, which may have significant effects on its results of operations. While we attempt to mitigate these risks through appropriate insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. As a result, our results of operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting.

The risks and uncertainties identified above are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect the Company. If any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on our financial position, results of operations, and cash flows.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Our corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. The Company also owns other corporate facilities, including a centralized research and development facility, which are located in Independence, Ohio. We own principal manufacturing plants that range in size from 17,000 sq. ft. to over 500,000 sq. ft. Plants with more than 250,000 sq. ft. are located in: Germany; Spain; Niagara Falls, New York; Penn Yan, New York; Fort Worth, Texas; and France. The locations of these principal manufacturing plants by reportable business segment are as follows:

Performance Coatings — U.S.: Cleveland, Ohio. Outside the U.S.: Argentina, Australia, China, France, Indonesia, Italy, Mexico, the Netherlands, Spain, Thailand and Venezuela.

Electronic Materials — U.S.: Penn Yan, New York; South Plainfield, New Jersey; and Niagara Falls, New York. Outside the U.S.: the Netherlands.

Color and Glass Performance Materials — U.S.: Toccoa, Georgia; Orrville, Ohio; and Washington, Pennsylvania. Outside the U.S.: Australia, China, France, Germany, Italy, Mexico, United Kingdom and Venezuela.

Polymer Additives — U.S.: Bridgeport, New Jersey; Cleveland, Ohio; Walton Hills, Ohio; and Fort Worth, Texas.

Specialty Plastics — U.S.: Evansville, Indiana; Plymouth, Indiana; Edison, New Jersey; and Stryker, Ohio. Outside the U.S.: the Netherlands and Spain.

Other — U.S.: Waukegan, Illinois; and Baton Rouge, Louisiana. Outside the U.S.: China

In October 2005, the Dutch government placed a lien on one of our facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. In March 2006, as a result of a credit rating downgrade, lenders of the Company’s revolving credit facility, senior notes and debentures became entitled to security interest in the Company’s and its domestic material subsidiaries’ real estate. This security interest was substantially completed in April 2006. Ferro’s current revolving credit and term loan facility, which was established in June 2006, also shares in this security interest.

In September 2006, we announced we had begun construction of a new manufacturing plant at our existing location in Almazora, Spain. The new plant will include approximately 125,000 sq. ft. of manufacturing space and will produce colors for the European tile coatings market. The new facility is expected to begin commercial production in the fourth quarter of 2007. In November 2006, we announced that we will cease production at our Niagara Falls, New York, manufacturing facility by the end of 2007 and will transfer some of its production to other Ferro production facilities.

In addition, we lease manufacturing facilities for the Performance Coatings segment in Brazil and Italy; for the Electronic Materials segment in Vista, California, Germany and Japan; for the Color and Glass Performance Materials segment in Japan and Portugal; for the Polymer Additives segment in Belgium and the United Kingdom; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more business segments. Leased facilities range in size from 23,000 sq. ft. to over 300,000 sq. ft. at a plant located in Portugal.

Item 3 — Legal Proceedings

In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We are vigorously defending the Company in those actions and believe we would have a claim for indemnification by the former owner of our heat stabilizer business if the Company were found liable. Because these actions are in their preliminary stages, we cannot determine the outcomes of these lawsuits at this time.

In a July 2004 press release, we announced that our Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that our Audit Committee would investigate possible inappropriate accounting entries in the Polymer Additives business. We were later sued in a series of putative securities class action lawsuits related to this July 2004 announcement. Those lawsuits were consolidated into a single case, and the consolidated case is currently pending in the United States District Court for the Northern District of Ohio against the Company, our deceased former Chief Executive Officer, our former Chief Financial Officer, and a former operating Vice President of the Company. This claim is based on alleged violations of Federal securities laws. We consider these allegations to be unfounded and are defending this action vigorously. We have notified Ferro’s directors and officers liability insurer of the claim. Because this action is in its preliminary stage, we cannot determine the outcome of this litigation at this time.

Also following this July 2004 press release, four derivative lawsuits were filed and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. In March 2006, the Court dismissed the consolidated derivative action without prejudice. In April 2006, the plaintiffs filed a motion seeking relief from the judgment that dismissed the derivative lawsuit and seeking to amend their complaint further following discovery. The plaintiffs’ motion was denied. Later in April 2006, plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filing. We have notified Ferro’s directors and officers liability insurer of the claim. Because this appeal is in the preliminary stage, we cannot determine the outcome of this litigation at this time.

Finally, in June 2005, a putative class action lawsuit was filed against the Company and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans in connection with the matters announced in the July 2004 press release. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit with prejudice in exchange for a settlement amount of $4.0 million, which would be paid by the Company’s liability insurer subject to our satisfaction of the remaining retention amount under the insurance policy. The Company and the individual defendants have expressly denied any and all liability. The United States District Court granted preliminary approval of the settlement in November 2006. Several conditions must be met before the settlement becomes final. We do not expect the ultimate outcome of the lawsuit to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and

Hungarian authorities initiated their own national investigations related to the same allegations. Our Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. Ferro promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend Ferro and its Belgian subsidiary with respect to these investigations. In response to our notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters. In December 2005, the Hungarian authorities imposed a de minimus fine on our Belgian subsidiary, and we expect the German and Belgian authorities also to assess fines for the alleged conduct. We cannot predict the amount of fines that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for such fines.

In October 2005, we disclosed to the New Jersey Department of Environmental Protection (“NJDEP”) that we had identified potential violations of the New Jersey Water Pollution Control Act, and that we had started an investigation of the possible violations. We also committed to report any violations and to undertake any necessary remedial actions. In September 2006, we entered into an agreement with the NJDEP under which we paid the State of New Jersey a civil administrative penalty of approximately $0.2 million in full settlement of the violations. In December 2006, a former employee pled guilty to a charge of negligently submitting false information and was fined accordingly.

In late February 2007, we discovered that some of the values shown on certificates of analysis provided to customers by its Specialties Plastics business were inaccurate. While we are uncertain as to when these inaccuracies began or their source, we believe the material currently being shipped by our Specialty Plastics business is consistent with the overall quality of past shipments. We are in the process of compiling historical physical properties data on products supplied to customers in the past and will work with the customers to show how the historical data can be utilized as the basis for establishing shipping specifications consistent with what those customers have been receiving. While it is possible some customers may not accept products with the new shipping specifications or otherwise may assert claims relating to this issue, we cannot predict at this time the financial effects of any resulting lost business or claims.

There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 4 — Submission of Matters to a Vote of Security Holders

At Ferro Corporation’s 2006 Annual Meeting of Shareholders held on November 3, 2006, there were a total of 40,171,441 shares represented either in person or by proxy.

The shareholders elected three Directors to the Ferro Corporation Board of Directors, Jennie S. Hwang, Ph.D., James F. Kirsch, and William J. Sharp, to serve on the Board until the meeting in the year 2009. The results of the voting for Directors were as follows.

	For	Withheld Authority

Jennie S. Hwang, Ph.D.	36,556,649	3,614,792
James F. Kirsch	37,850,506	2,320,935
William J. Sharp	36,454,139	3,717,302

The terms of office for Michael H. Bulkin, Sandra Austin Crayton, William B. Lawrence, Michael F. Mee, Dennis W. Sullivan, and Alberto Weisser continued after the meeting.

Shareholders approved the 2006 Long-Term Incentive Plan. The vote was 24,691,739 for; 11,927,139 against; and 843,804 abstaining.

Shareholders approved an amendment of Ferro’s Code of Regulations to permit notice of shareholder meetings via electronic communication. The vote was 39,653,898 for; 402,780 against; and 114,763 abstaining.

Executive Officers of the Registrant

The executive officers of the Company as of February 28, 2007, are listed below, along with their ages and positions held during the past five years. The year indicates when the individual was named to the indicated position. No family relationship exists between any of Ferro’s executive officers.

James F. Kirsch — 49
Chairman, President and Chief Executive Officer, 2006
President and Chief Executive Officer, 2005
President and Chief Operating Officer, 2004
President, Premix Inc., and President, Quantum Composites Inc., manufacturers of thermoset molding compounds, parts and sub-assemblies for the automotive, aerospace, electrical and HVAC industries, 2002

Sallie B. Bailey — 47
Vice President and Chief Financial Officer, 2007
Senior Vice President-Finance and Controller, The Timken Company, an international manufacturer of highly engineered bearings and alloy steels and provider of related products and services, 2003
Corporate Controller, The Timken Company, 2001

James C. Bays — 57
Vice President, General Counsel and Secretary, 2006
Vice President and General Counsel, 2001

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

Michael J. Murry — 55
Vice President, Inorganic Specialties, 2006
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

Peter T. Thomas — 51
Vice President, Organic Specialties, 2006
Vice President, Pharmaceuticals and Fine Chemicals and Polymer Additives, 2004
Vice President, Pharmaceuticals and Fine Chemicals, 2003
Worldwide Business Director, Pharmaceuticals and Fine Chemicals, 2002

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. At January 31, 2007, we had 1,644 shareholders of record for our common stock. The closing price of the common stock on January 31, 2007, was $21.31 per share.

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2006 and 2005 were as follows:

	2006			2005
	High	Low	Dividends	High	Low	Dividends

First Quarter	$20.80	$18.60	$0.145	$23.55	$18.36	$0.145
Second Quarter	20.78	15.05	0.145	21.22	16.77	0.145
Third Quarter	18.66	13.82	0.145	23.22	16.91	0.145
Fourth Quarter	21.70	16.74	0.145	20.71	16.27	0.145

We intend to continue to declare quarterly dividends on our common stock, however, we cannot make any assurances about the amount of future dividends, since any future dividends depend on our cash flow from operations, earnings, financial condition, capital requirements, and other liquidity matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

We did not repurchase any of our common stock during the fourth quarter of 2006.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2006, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2001.

COMPARISON OF FIVE-YEAR
CUMULATIVE TOTAL RETURNS

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31:

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Net sales	$2,041,525	$1,882,305	$1,843,721	$1,615,598	$1,528,454
Income from continuing operations	20,562	17,144	27,840	9,638	33,191
Basic earnings per share from continuing operations	0.45	0.37	0.62	0.18	0.80
Diluted earnings per share from continuing operations	0.45	0.37	0.62	0.18	0.80
Cash dividends declared per common share	0.58	0.58	0.58	0.58	0.58
Total assets	1,732,937	1,668,544	1,733,437	1,731,258	1,603,586
Long-term debt, including current portion	584,978	547,857	498,829	525,345	444,434

On September 30, 2002, we sold our Powder Coatings business unit. On June 30, 2003, the Company sold its Petroleum Additives business and its Specialty Ceramics business. For all periods presented, we report those businesses as discontinued operations. The divestiture of the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses are further discussed in Note 15 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions in 2006 were generally favorable and sales increased in a number of product lines and regions. Sales increased most significantly in our Electronic Materials, Performance Coatings and Color and Glass Performance Materials segments. Sales grew at a slower pace in our Polymer Additives segment, and declined in Specialty Plastics. Both the Polymer Additives and Specialty Plastics segments were affected by weaker demand during the second half of the year from North American customers serving residential construction and automotive markets. For the year, sales increased by approximately 3% in North America, 15% in Europe, 17% in Asia and 17% in Latin America. Total company sales increased by 8.5%.

Beyond fundamental product demand, the factors that most affected 2006 results included the following:

•	Increased and volatile raw material costs, and our ability to adjust selling prices to maintain our profitability,

•	Increased borrowing levels and increased interest rates on our debt,

•	Cost control initiatives, including costs associated with restructuring programs, and

•	Costs incurred for the accounting investigation and restatement process.

Prices for a number of raw materials increased significantly during the year. Natural gas prices were high in the beginning of the year, but moderated somewhat as the year progressed. We were able to adjust product prices higher, in aggregate, to cover increases in raw material costs. We also reformulated certain products to provide customers with alternatives that used less costly raw materials. In some cases we also employed hedging strategies to reduce the volatility of our raw material costs and provide more time to change prices in anticipation of future raw material cost increases.

During 2006, our debt levels increased, largely as a result of increased deposit requirements for precious metal consignment arrangements and for increased working capital to support higher sales. In addition, we entered into new revolving credit and term loan agreements during the year that included higher interest rates than the agreements they replaced. As a result, our interest expense increased. Also during 2006, we initiated multiple restructuring programs that are expected to reduce our operating costs in future years. As part of these programs, we recorded asset impairments, accelerated depreciation, severance and other costs that reduced our overall profitability.

In 2006, we recorded costs associated with the accounting investigation and restatements of our 2003 and first quarter 2004 consolidated financial statements. We completed the restatements of those financial statements in 2006 and became current in our financial filings with the SEC.

Total segment income increased in 2006 to $151.8 million from $118.0 million in 2005. This improvement was driven by increases in the Electronic Materials, Performance Coatings, Color and Glass Performance Materials and Specialty Plastics segments, primarily as the result of improved prices. Segment income in Polymer Additives declined for the year, primarily as a result of higher manufacturing costs throughout the year and weaker sales volume in the fourth quarter.

Income from continuing operations for the year increased to $20.6 million from $17.1 million in 2005. The primary reasons for the increase were higher sales, improving gross profit, lower selling, general and administrative expenses, increased interest earned and lower taxes. These improvements were partially offset by higher restructuring-related costs and increased interest expense.

During 2006, working capital increased as a result of higher receivables and inventory levels required to support increased sales. As a result of the higher working capital requirements, including cash deposit requirements for precious metal consignments, total short-term and long-term debt increased by $38.7 million. Also, at the end of 2006, our note receivable from Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity, was $16.1 million, down from $111.9 million at the end of 2005. This change reflects proceeds from FFC in excess of trade accounts receivable sold to FFC during 2006 in our primary receivable sales program. An additional $25.0 million investment by Ferro Corporation in FCC was the primary driver of an increase in other non-current assets at the end of 2006, compared with the end of 2005. Post retirement and pension liabilities declined in 2006, primarily as the result of $37.3 million in curtailments resulting from changes to our U.S. pension and post retirement benefit programs, as announced in February 2006, and settlements paid, primarily to the beneficiaries of our deceased former Chief Executive Officer, from a non-qualified defined benefit retirement plan.

Our financial condition and the refinancing of our former credit facility significantly affected the nature of our 2006 cash flows. This resulted in a decrease in net borrowing cash flows for 2006 as compared with 2005 of $11.5 million and the payment of debt issue costs in 2006 of $16.2 million. Also as a result of our financial condition in 2006, we were required to invest $25.0 million in Ferro Finance Corporation and to place $51.1 million more on deposit for precious metals. In 2005, we were required to place $11.0 million more on deposit for precious metals. Increased working capital requirements for accounts receivable and inventories aggregating $47.0 million negatively impacted operating cash flows for 2006. These were offset by increased net income of $3.8 million, increased non-cash restructuring charges of $19.5 million, increased depreciation expense of $4.7 million due to accelerated depreciation, other changes in working capital aggregating $6.9 million, and increased proceeds from our asset securitization program of $101.9 million, which positively impacted operating cash flows for 2006.

Outlook

Economic conditions continue to be generally favorable, although we expect differences between geographic regions. We expect to continue overall sales growth, although weaker demand in the United States, particularly from customers serving markets related to residential construction and automotive production, is expected to continue for several quarters. We expect to continue to record charges associated with current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operations. Interest expense is expected to decline somewhat from the levels experienced during the final quarter of 2006 as a result of lower deposit requirements on precious metals and slightly lower interest rates realized by becoming current on our financial reporting.

Results of Operations

Comparison of the years ended December 31, 2006 and 2005

	2006	2005	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$2,041,525	$1,882,305	$159,220	8.5%
Cost of sales	1,626,733	1,498,504	128,229	8.6%

Gross profit	414,792	383,801	30,991	8.1%
Gross margin percentage	20.3%	20.4%
Selling, general and administrative expenses	305,211	310,056	(4,845)	(1.6)%
Restructuring charges	23,146	3,677	19,469	529.5%
Other expense (income):
Interest expense	64,427	46,919	17,508	37.3%
Interest earned	(4,466)	(538)	(3,928)	730.1%
Foreign currency transactions, net	1,040	1,284	(244)	(19.0)%
Gain on sale of businesses	(67)	(69)	2	(2.9)%
Miscellaneous income, net	(87)	(1,600)	1,513	(94.6)%

Income before taxes	25,588	24,072	1,516	6.3%
Income tax expense	5,026	6,928	(1,902)	(27.5)%

Income from continuing operations	20,562	17,144	3,418	19.9%
Loss on disposal of discontinued operations, net of tax	472	868	(396)	(45.6)%

Net income	$20,090	$16,276	$3,814	23.4%

Diluted earnings per share	$0.44	$0.35	$0.09	25.7%

Sales from continuing operations grew by 8.5% in 2006, driven primarily by improved pricing and product mix throughout the world. Improved volumes in Europe and Latin America were offset by volume declines in North America and Asia. On a consolidated basis, favorable changes in foreign exchange rates increased sales by less than one percent.

Gross profit increased during 2006, compared with 2005. The increase in gross profit was the result of higher sales, and prices that increased more than the aggregate increase in raw material costs. Gross margin percentage, defined as gross profit as a percentage of sales, declined in 2006, compared with 2005, as a result of accelerated depreciation costs and higher precious metal prices. Gross profit was reduced by $4.6 million in 2006 as a result of costs associated with our manufacturing rationalization programs. Higher precious metal costs also contributed to the decline in gross margin percentage because changes in precious metal prices are generally passed through to customers without gross margin contribution.

Selling, general and administrative (SG&A) costs decreased by $4.8 million during 2006, while SG&A expenses as a percent of revenues declined from 16.5% to 15.0% during the year. Charges of $8.2 million, primarily related to the accounting investigation and restatement, were recorded as part of SG&A expense during 2006. These charges were $2.3 million less than the amount recorded in 2005. This reduction in 2006 SG&A expense was partially offset by other expense increases required to support the growth in sales, particularly in our Electronic Materials business. During the first quarter of 2006, we announced changes to some of our postretirement benefit programs. Certain employees who had been participating in our largest defined benefit program stopped accruing benefit service after March 31, 2006. In addition, we limited eligibility for retiree medical and life insurance coverage to those employees who were 55 years of age or older with 10 or more years of service as of December 31, 2006. Benefits under these programs will be available only to those employees who retire by December 31, 2007, after having advised us of their retirement plans by March 31, 2007. These changes resulted in a one-time benefit of $5.0 million in the second quarter of 2006. Offsetting this benefit was a $4.9 million settlement loss from a nonqualified benefit retirement plan, related primarily to a lump sum payment to the beneficiary of Ferro’s deceased former Chief Executive Officer.

Restructuring charges of $23.1 million were recorded in 2006, primarily associated with the consolidation and closing of some of our manufacturing assets in our Performance Coatings and Color and Glass Performance Materials segments in Europe and our Electronic Materials segment in the United States.

Interest expense was higher in 2006 as a result of increased debt levels and higher interest rates. Our total borrowings were increased, in part, as a result of higher cash deposit requirements on precious metal consignment arrangements. These deposits increased from $19.0 million at the end of 2005 to $70.1 million at the end of 2006. We expect that these deposit requirements will be less in 2007, as a result of our regaining current status on financial reporting and our efforts to negotiate more favorable terms from participants in our consignment programs. Borrowings also increased as a result of other increased working capital requirements used to support higher sales levels. During 2006, inventories increased to $254.5 million from $215.3 million in 2005. Net receivables increased to $220.9 million from $182.4 million in the prior year. Also included in the 2006 interest expense are charges of $2.5 million associated with previously unamortized fees and discounts related to certain of our debentures that were repaid in July and August 2006 and previously unamortized fees related to our former revolving credit facility.

Interest earned during 2006 increased to $4.5 million from $0.5 million in 2005 primarily as a result of interest earned on cash deposits associated with our precious metal consignments.

Net foreign currency losses were largely unchanged from 2005 to 2006. We use certain foreign currency financial instruments to offset, or hedge, short-term transactions that are denominated in non-dollar currencies. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period.

In 2006, we recognized a $0.4 million gain on the sale of our interest in Chilches Materials SA, an unconsolidated affiliate, and a $0.3 million loss from the liquidation of Ferro Toyo Company Limited, a consolidated subsidiary.

Net miscellaneous income from continuing operations was $0.1 million in 2006, compared with income of $1.6 million in 2005. Within net miscellaneous income during 2006, we recorded a gain of $2.4 million for a legal settlement in a class action lawsuit for price fixing in the rubber chemicals industry. In addition, we recorded a loss of $2.5 million associated with mark-to-market supply contracts, mainly for natural gas. During 2005, we recorded a gain of $3.1 million associated with supply contracts.

For the year, taxes on continuing income were $5.0 million, or 19.6% of income, compared to $6.9 million or 28.8% of income in 2005. The primary reason for the decrease in 2006 was a net decrease in our valuation allowance due to our determination that it is more likely than not certain deferred assets would be realized, and a tax rate change in the Netherlands affecting our deferred income taxes. The decrease was partially offset by an allowance for unremitted earnings from foreign subsidiaries no longer considered indefinitely reinvested.

There were no new businesses included in discontinued operations in 2006. We recorded a loss of $0.5 million, net of taxes, in 2006 related to post-closing matters associated with businesses we sold in previous years.

	2006	2005	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$538,385	$488,467	$49,918	10.2%
Electronic Materials	444,463	355,676	88,787	25.0%
Color & Glass Performance Materials	387,540	359,613	27,927	7.8%
Polymer Additives	313,500	300,563	12,937	4.3%
Specialty Plastics	271,307	279,119	(7,812)	(2.8)%
Other	86,330	98,867	(12,537)	(12.7)%

Total	$2,041,525	$1,882,305	$159,220	8.5%

Segment Operating Income
Performance Coatings	$42,094	$31,600	$10,494	33.2%
Electronic Materials	35,129	13,463	21,666	160.9%
Color & Glass Performance Materials	43,345	38,879	4,466	11.5%
Polymer Additives	10,986	18,533	(7,547)	(40.7)%
Specialty Plastics	14,535	13,387	1,148	8.6%
Other	5,674	2,175	3,499	160.9%

Total	$151,763	$118,037	$33,726	28.6%

Performance Coatings Segment Results.  Sales grew in Performance Coatings as a result of improved pricing across the business and improved volumes in the tile coatings portion of the business. Sales growth was strong in North America, Europe and Latin America, while overall sales in Asia declined modestly. Growth in Asia was negatively impacted by natural gas supply issues in Indonesia, which affected both our own and our customers’ manufacturing operations. Favorable currency exchange rates also contributed to the sales increase for the year. Operating income increased during 2006 primarily because pricing was increased in excess of raw material cost increases. In addition, the mix of products was more favorable, particularly in our porcelain enamel business.

Electronic Materials Segment Results.  Sales in Electronic Materials were sharply higher for the year due to strong customer demand for metal pastes for solar cells and materials for multilayer capacitors, compared with 2005 when customers’ demand was weak for capacitor materials in the first half of the year. In addition, higher precious metals prices, which are passed through to customers, contributed to the sales increase. Sales increased in North America, Asia and Europe. Operating income increased as a result of the combination of improved volume, product mix, pricing and lower manufacturing costs. These improvements more than offset increases in raw material costs and increased product development expense.

Color and Glass Performance Materials Segment Results.  Sales in Color and Glass Performance Materials increased primarily as a result of improved pricing. Sales growth was the strongest in Europe, and sales also grew in Latin America and Asia. Sales were relatively flat in North America. Operating income increased as improved pricing more than offset increased raw material costs.

Polymer Additives Segment Results.  Sales in Polymer Additives increased for the year, although the growth rate was negatively impacted by weak demand in North America during the fourth quarter. This weakness was mainly due to reduced customer demand for products used in residential construction. For the year, improved pricing and product mix more than offset declines in volume. Sales increases in Europe were partially offset by declines in North America. Segment income declined for the year. Although price increases exceeded raw material cost increases for the year, these increases were not enough to offset lower volumes and increased manufacturing costs, resulting in a decline in segment income.

Specialty Plastics Segment Results.  Sales declined in Specialty Plastics primarily as a result of weakness in the North American market during the second half of the year. During that period, customer demand related to U.S. residential construction and automotive production declined, leading to lower sales volume. Although prices increased, they did not increase enough to offset the lower volume. Despite the lower volume, operating income increased due to price increases, lower manufacturing costs and lower SG&A expenses, which together more than offset raw material cost increases.

	2006	2005	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$951,215	$925,895	$25,320	2.7%
International	1,090,310	956,410	133,900	14.0%

Total	$2,041,525	$1,882,305	$159,220	8.5%

Sales increased in the United States, driven by increases in Electronic Materials and Performance Coatings. These increases were partially offset by U.S. sales declines in Polymer Additives and Specialty Plastics. International sales increases occurred in Europe, Asia and Latin America and were primarily within the Performance Coatings, Color and Glass Performance Materials and Performance Coatings segments.

Comparison of the years ended December 31, 2005 and 2004

	2005	2004	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$1,882,305	$1,843,721	$38,584	2.1%
Cost of sales	1,498,504	1,458,899	39,605	2.7%

Gross profit	383,801	384,822	(1,021)	(0.3)%
Gross margin percentage	20.4%	20.9%
Selling, general and administrative expenses	310,056	309,967	89	0.0%
Restructuring charges	3,677	6,006	(2,329)	(38.8)%
Other expense (income):
Interest expense	46,919	41,993	4,926	11.7%
Interest earned	(538)	(887)	349	(39.3)%
Foreign currency transactions, net	1,284	3,035	(1,751)	(57.7)%
Gain on sale of businesses	(69)	(5,195)	5,126	(98.7)%
Miscellaneous income, net	(1,600)	(1,289)	(311)	24.1%

Income before taxes	24,072	31,192	(7,120)	(22.8)%
Income tax expense	6,928	3,352	3,576	106.7%

Income from continuing operations	17,144	27,840	(10,696)	(38.4)%
Loss on disposal of discontinued operations, net of tax	868	2,915	(2,047)	(70.2)%

Net income	$16,276	$24,925	$(8,649)	(34.7)%

Diluted earnings per share	$0.35	$0.55	$(0.20)	(36.4)%

Revenue gains in 2005 over 2004 were driven by improved pricing and more favorable product mix in North America, Asia-Pacific and Latin America. Weakness in the market for multilayer capacitors depressed unit demand and revenues, particularly in the first half of 2005. On a consolidated basis, the impact of strengthening foreign currencies versus the U.S. dollar had only a minimal positive impact on revenues.

The reduced gross margin percentage was mainly due to a combination of higher raw materials costs and lower customer unit demand, partially offset by a more favorable price and mix of products sold.

As a percent of sales, selling, general and administrative (SG&A) expenses were 16.5% in 2005, compared with 16.8% in the prior-year period. The lower SG&A expense primarily was driven by ongoing cost reduction measures which resulted in a decline in spending for sales, technical service, research and development, partially offset by an increase in fees related to the accounting investigation and restatement. During 2005, we recorded as part of SG&A expenses $10.5 million relating to the accounting investigation and restatements of our 2003 and first quarter 2004 consolidated financial statements.

The increase in interest expense was due to the combined effect of higher interest rates on our variable-rate borrowings and increased borrowing levels. Long-term debt increased to $547.9 million on December 31, 2005, compared with $498.8 million on December 31, 2004. The increase was partially due to increased deposit requirements on precious metal consignment agreements in the fourth quarter of 2005. In addition, increased borrowings were made to support higher working capital requirements, primarily driven by a decline in accounts payable.

We use certain foreign currency instruments to offset the effect of changing exchange rates on foreign subsidiary earnings and short-term transaction exposures. The carrying values of such contracts are adjusted to market value and resulting gains or losses are charged to income or expense in the period.

In 2004, we recognized $5.2 million as gain on sale of business and related to the sale of our interest in Tokan Material Technology Co. Limited, which was an unconsolidated affiliate. There were no divestitures made in 2005.

During 2005, we recorded gains of $3.1 million associated with marked-to-market forward supply contracts, primarily for natural gas. During 2004, we recorded a loss of $1.7 million from marked-to-market supply contracts. Partially offsetting this 2005 increase were higher minority interest expenses, lower realized gains on investments designated to fund payments for a nonqualified benefit plan, and lower gains on sales of fixed assets in 2005.

Income tax as a percentage of pre-tax income from continuing operations for the year ended December 31, 2005, was 28.8% compared with 10.7% for the year ended December 31, 2004. The primary reason for the increase in 2005 was our 2004 reversal of valuation allowances due to utilization of net operating losses and our determination that, more likely than not, certain deferred tax assets would be realized. Also contributing to the higher effective tax rate in 2005 was a higher proportion of earnings in jurisdictions having higher effective tax rates.

Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics business that were sold in 2002 and 2003. However, we recorded costs in both 2005 and 2004 related to certain post-closing matters associated with these businesses.

	2005	2004	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$488,467	$466,461	$22,006	4.7%
Electronic Materials	355,676	388,264	(32,588)	(8.4)%
Color & Glass Performance Materials	359,613	355,894	3,719	1.0%
Polymer Additives	300,563	280,199	20,364	7.3%
Specialty Plastics	279,119	265,000	14,119	5.3%
Other	98,867	87,903	10,964	12.5%

Total	$1,882,305	$1,843,721	$38,584	2.1%

Segment Operating Income
Performance Coatings	$31,600	$23,880	$7,720	32.3%
Electronic Materials	13,463	33,220	(19,757)	(59.5)%
Color & Glass Performance Materials	38,879	37,128	1,751	4.7%
Polymer Additives	18,533	(911)	19,444	(2,134.4)%
Specialty Plastics	13,387	9,621	3,766	39.1%
Other	2,175	3,517	(1,342)	(38.2)%

Total	$118,037	$106,455	$11,582	10.9%

Performance Coatings Segment Results.  The higher revenue in the Performance Coatings segment was due to price increases and a favorable mix of products, as well as improved volumes. Growth was mainly within our tile coatings business, and was distributed across the Asia-Pacific, European and North American markets. The increase in segment gross profit was driven primarily by increased volume and higher average selling prices, which more than offset higher raw materials costs.

Electronic Materials Segment Results.  The decline in revenue for our Electronic Materials segment was largely due to weakness in the demand for multilayer capacitors due to inventory corrections by our customers. These inventory corrections resulted in sharply lower volumes. Sales increased in Asia-Pacific, but not enough to offset declines in North America and Europe. The decline in segment gross profit reflected the lower volume of products sold, and the resulting negative impact of fixed manufacturing costs coupled with lower prices for the Company’s products.

Color and Glass Performance Materials Segment Results.  The volume increase for the year in our Color and Glass Performance Materials segment was slightly larger than the decline due to the combination of price and a less favorable product mix. The higher segment gross profit was due primarily to improvements in the average selling price of products sold. This improvement was partially offset by higher raw materials costs.

Polymer Additives Segment Results.  The year-over-year increase in sales for our Polymer Additives segment was primarily due to improved performance in North American end markets, including vinyl processing and construction. Increased pricing, particularly in the markets for polymer modifiers, more than offset a reduction in volumes across the Polymer Additives product lines. The increased segment gross profit was due to these pricing increases and to lower SG&A expenses result from previous cost cutting programs.

Specialty Plastics Segment Results.  The year-over-year increase in sales for our Specialty Plastics segment was primarily due to improved demand for North American durable goods, including automobiles and appliances. These sales gains were partially offset by weakness in Europe, where sales declined by approximately 8%. Segment operating income increased to $13.4 million from $9.6 million in 2004. The higher segment gross profit was due primarily to improved average selling prices, partially offset by higher raw material costs and lower volumes.

	2005	2004	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$925,895	$899,973	$25,922	2.9%
International	956,410	943,748	12,662	1.3%

Total	$1,882,305	$1,843,721	$38,584	2.1%

Increased sales in the United States were primarily due to sales growth in our Polymer Additives, Performance Coatings and Specialty Plastics businesses, partially offset by lower sales in Electronic Materials. The increase in international sales was driven by sales growth in Asia, largely within the Color and Glass Performance Materials and Electronic Materials segments. This growth was partially offset by a volume decline in Europe that was not fully offset by pricing and product mix improvements.

Summary of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net cash provided by operating activities	$70,944	$21,381	$61,904
Net cash used for investing activities	(68,718)	(35,814)	(19,384)
Net cash (used for) provided by financing activities	(3,035)	18,137	(51,802)
Effect of exchange rate changes on cash	381	(230)	(160)

Increase (decrease) in cash and cash equivalents	$(428)	$3,474	$(9,442)

Operating activities.  The increase in net cash provided by operating activities of continuing operations was driven by the increase in net income of $3.8 million in 2006, supplemented by increased proceeds from the asset securitization program of $101.9 million, an increase in non-cash restructuring charges of $19.5 million and changes in other working capital items of $6.9 million. The other reconciling items primarily had positive impacts to operating cash flows and related to deferred income taxes, retirement benefits and increased depreciation expense of $4.7 million primarily due to accelerated depreciation. Offsetting these positive cash flow items were increased changes in deposit requirements under the Company’s precious metals consignment program of $40.0 million, increased changes in inventories of $28.4 million, and increased changes in accounts receivable of $18.6 million. The increase in inventory levels was primarily due to a discrete build in inventory levels and increases to raw material prices from suppliers. Accounts receivable increased due to higher net sales.

In 2005, cash flows from operating activities of continuing operations decreased $40.3 million as compared to 2004. We increased our use of cash for retirement benefits by $36.5 million during the year. We also increased payments of accounts payable by $38.1 million in order to manage vendor relationships. We used operating cash through lower net income of $8.6 million, increased accounts receivable balance of $12.7 million due to increased sales, and other operating cash outflows of $14.0 million. Partially offsetting these decreases in operating cash flows were slower growth in inventories of $36.9 million and a reduction in the balance of the note receivable from Ferro Finance Corporation and the asset securitization program of $8.4 million. Additionally, the cash flow impact from accrued expenses and other current liabilities of $25.4 million favorably impacted operating cash flows, primarily due to the payment of such liabilities in 2004 without comparable payment levels in 2005.

Investing activities.  In June 2006, the Company invested an additional $25.0 million in Ferro Finance Corporation, a wholly-owned unconsolidated subsidiary, in connection with the June 2006 amendment of the asset securitization agreement. Capital expenditures during 2006 increased $7.8 million as compared with 2005. The primary reasons for the increased capital spending included the start of construction of a freestanding, state-of-the-art plant in Spain that will produce colors for the European tile market and increased investment in the Company’s manufacturing facilities in the Asia Pacific region.

In 2005, cash flows from investing activities decreased $16.4 million as compared to 2004. The decreased in cash flows from investing activities reflected the absence of a discrete adjustment to the purchase price of a prior acquisition of $8.5 million, decreased proceeds from the sales of assets and businesses of $2.6 and increased capital expenditures for property, plant and equipment of $3.8 million. Expenditures for property, plant and equipment increased due in our investments in production equipment in the Asia Pacific region.

Financing activities.  In March 2006, we accepted a commitment from a group of lenders for a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility consists of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility. The New Credit Facility replaced the former revolving credit facility that would have expired in September 2006. In June 2006, Ferro borrowed $95 million of the term loan facility to partially repay the former revolving credit facility. In addition, in July and August of 2006, we borrowed another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment of these obligations due to defaults caused by our delayed financial filings with the SEC for 2005. In 2006, our net borrowings on long-term debt decreased to $36.9 million as compared with 2005 borrowings of $48.4 million, for a net decrease in our rate of borrowing of $11.5 million. We paid $16.2 million in debt issue costs to establish and use the New Credit Facility in 2006, whereas in 2005 we did not pay any debt issue costs. Increased 2006 short-term borrowings of $3.5 million and other financing activities of $3.1 million as compared to 2005 offset the negative financing cash flows described above. We also continued to pay dividends on our common stock at our historical quarterly rate of $0.145 per share, totaling $25.9 million in 2006.

In 2005, cash flows from financing activities increased $70.0 million as compared to 2004. This increase reflected our borrowing on the former revolving credit facility of $75.4 million in order to finance operations, offset by other changes in financing cash flows and short-term borrowings of $5.6 million.

Capital Resources and Liquidity

New Credit Facility

At December 31, 2006, we had borrowed $128.0 million of the revolving credit facility and had $109.3 million available, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility. At the same time, we had borrowed $250.0 million of the term loan facility and had $55 million available, which we drew down in January 2007 and used to partially repay the revolving credit facility. At December 31, 2006, we were in compliance with the covenants of the New Credit Facility.

Senior Notes

At December 31, 2006, we had $200.0 million principal amount outstanding under senior notes. In March 2006, Standard & Poor’s Rating Group (“S&P”) downgraded the Company’s senior credit rating from BB to B+, and Moody’s Investor Service, Inc. (“Moody’s”) downgraded its rating from Ba1 to B1 and then withdrew its rating. Moody’s cited the absence of audited financial statements for a sustained period of time and the concern that there may be additional delays in receiving audited financials for 2005. Moody’s also noted that the Company’s business profile is consistent with a rating in the Ba category, according to Moody’s rating methodology for the chemical industry. Moody’s indicated it could reassign ratings to the Company after we filed audited financial statements for 2004 and 2005 with the SEC. We have filed these statements with the SEC and have had initial discussions with Moody’s about reinstatement of its ratings.

In April 2006, we received from the Trustee of the senior notes a notice of default caused by our delayed financial filings with the SEC for 2005. In December 2006, we became current with all of our financial reporting requirements under the senior notes, and the related default was no longer continuing. At December 31, 2006, we were in compliance with the covenants under the indentures for the senior notes.

Off Balance Sheet Arrangements

Receivable Sales Programs.  We sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable under an asset securitization program. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“conduits”) for proceeds of up to $100.0 million. FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. In June 2006, we amended the program to cure a default that resulted from a credit rating downgrade, to modify the reporting requirements to more closely match those in the New Credit Facility, and to extend the program to June 2009. The program requires FFC to maintain a minimum tangible net worth. To meet this requirement, we invested an additional $25 million in FFC in June 2006. At December 31, 2006, FFC had received net proceeds of $60.6 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $16.1 million.

In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting this program can be withdrawn at any time and totaled $49.2 million at December 31, 2006. The amount of outstanding receivables sold under the international programs was $33.7 million at December 31, 2006.

Consignment and Customer Arrangements for Precious Metals.  In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $3.1 million for 2006. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits grew from $19.0 million at December 31, 2005, to $109.4 million during 2006, but declined to $70.1 million by December 31, 2006. We also process precious metals owned by our customers. At December 31, 2006, we had on hand $120.9 million of precious metals owned by financial institutions, measured at fair value.

Bank Guarantees and Standby Letters of Credit.  At December 31, 2006, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $21.0 million. These agreements primarily relate to Ferro’s insurance programs, natural gas contracts, potential environmental remediation liabilities, and foreign tax payments.

Other Financing Arrangement

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $21.0 million at December 31, 2006. The unused portions of these lines provided $18.7 million of additional liquidity at December 31, 2006.

Liquidity Requirement

Our liquidity requirements primarily include debt service, purchase commitments, working capital requirements, capital investments, postretirement obligations and dividend payments. Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows.

The Company’s aggregate amount of obligations for the next five years and thereafter is set forth below:

	2007	2008	2009	2010	2011	Thereafter	Totals
	(Dollars in thousands)

Loans payable to banks	$7,440	$—	$—	$—	$—	$—	$7,440
Senior notes	—	—	200,000	—	—	—	200,000
Revolving credit facility	—	—	—	—	127,953	—	127,953
Term loan facility	1,875	2,500	2,500	2,500	61,563	179,062	250,000
Other long-term notes	372	179	149	131	99	78	1,008
Obligations under capital leases	1,634	1,381	1,182	1,151	749	4,713	10,810
Obligations under operating leases	12,464	8,672	4,829	2,893	2,393	12,514	43,765
Purchase commitments	11,628	—	—	—	—	—	11,628

	$35,413	$12,732	$208,660	$6,675	$192,757	$196,367	$652,604

Cash required for interest costs in 2006 was $63.0 million. We expect that the amount for 2007 will not be substantially different, but the actual amount depends on interest rates on our variable-rate debt and our overall debt levels.

We pay taxes as part of our normal operations as a profitable company. The amount of taxes we pay depends on a variety of factors described in more detail in Critical Accounting Policies below. However, the principal factors are the level of our profitability and the countries in which we earn our taxable income. We have paid and expect to continue to pay taxes for the foreseeable future. Based on the historical relationship between pretax income and the amount of income taxes we have paid, we expect to pay a substantially higher amount of taxes in 2007.

We expect to contribute approximately $41.3 million to our post employment benefit plans in 2007. Over the four-year period from 2008 through 2011, we may be required to contribute an additional $107.7 million to these plans. We determined these funding amounts based on the minimum contributions required under various applicable regulations in each respective country. Actual contributions also depend on the future funded status of the plans and on the amount of employee contributions.

Critical Accounting Policies and Their Application

When we prepare our financial statements we are required to make estimates and assumptions that affect the amounts we report in the financial statements and footnotes. We consider the policies discussed below to be more critical than other policies because their application requires our most subjective or complex judgments. These estimates and judgments arise because of the inherent uncertainty in predicting future events. Management has discussed the development, selection and disclosure of these policies with the Audit Committee of the Board of Directors.

Inventories

We value inventory at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method, except for selected inventories where the last-in, first-out (LIFO) method is used. As of December 31, 2006, we are considering changing our accounting method for those inventories valued on the LIFO method to the FIFO method. This potential change in accounting method could result in an increase in inventory values of $15.5 million upon the date of adoption. If we make such a change, our financial statements would be retroactively adjusted to reflect the new method in each period presented.

We periodically evaluate the net realizable value of inventories based primarily upon their age, but also upon assumptions of future demand and market conditions. As a result of the evaluation, the inventory may be written down to the lower of cost or realizable value. Historically, write-downs for the net realizable value of inventories have not been significant, and we do not expect them to have a material impact on our financial position, liquidity or results of operations in the future. However, if actual demand and market conditions turn out to be less favorable than those we projected in our evaluations of the net realizable value of inventories, additional write-downs may be required.

Environmental Liabilities

Our manufacturing facilities are subject to a broad array of environmental laws and regulations in the countries in which they operate. The costs to comply with complex environmental laws and regulations are significant and will continue for the foreseeable future. We expense these recurring costs as they are incurred. While these costs may increase in the future, they are not expected to have a material impact on our financial position, liquidity or results of operations.

We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress or as additional technical or legal information becomes available. Because of these inherent uncertainties with respect to environmental remediation costs, potential liabilities could increase significantly from the $5.1 million recorded as of December 31, 2006, due to adverse changes in circumstances.

At December 31, 2006, our consolidated balance sheet included an accrued liability for environmental remediation costs of $5.5 million compared with $6.6 million at December 31, 2005. Of the $5.5 million accrued liability at December 31, 2006, approximately 24.0% was reserved for facilities outside of the U.S. Of the amounts accrued, $1.1 million at December 31, 2006, and $1.2 million at December 31, 2005, related to 6 Superfund sites.

Income Taxes

The breadth of our operations and complexity of income tax regulations require us to assess uncertainties and make judgments in estimating the ultimate amount of income taxes we will pay. The final income taxes we pay are based upon many factors, including existing income tax laws and regulations, negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state, and international income tax audits. The resolution of these uncertainties may result in adjustments to our income tax assets and liabilities in the future.

Deferred income taxes result from differences between the financial and tax basis of our assets and liabilities and we adjust our deferred income tax assets and liabilities for changes in income tax rates and income tax laws when changes are enacted. We record valuation allowances to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and the magnitude of appropriate valuation allowances against deferred income tax assets. The realization of these assets is dependent on generating future taxable income, our ability to carry back or carry forward net operating losses and credits to offset taxable income in a prior year, as well as successful implementation of various tax strategies to generate taxable income where net operating losses or credit carryforwards exist. In evaluating our ability to realize the deferred income tax assets, we rely principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

We earn a significant portion of our pre-tax income outside the U.S. Many of these non-U.S. tax jurisdictions have statutory income tax rates that are lower than that in the U.S. Because we carry a majority of our debt in the U.S., we also have significant cash needs in the U.S. to service this debt. As a result, it is necessary for us to perform significant tax and treasury planning and analysis to determine the best actions to achieve the goals of meeting our U.S. cash needs, while also reducing our worldwide taxable income. In this tax and treasury planning, we consider future taxable income in the U.S. and non-U.S. jurisdictions, future cash needs in the U.S., and the timing and amount of dividend repatriations. Our ability to balance future taxable income and cash flows between the U.S. and foreign locations depends on various strategies, such as the charging of management fees for intercompany services, transfer pricing, intercompany royalties, intercompany sales of technologies and intellectual property, and choosing between allowable tax methods.

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans represent approximately 64% of pension plan assets, 63% of benefit obligations and 53% of net periodic pension cost. The measurement dates used to determine pension and other postretirement benefit measurements are September 30th for the U.S. plans and December 31st for the plans outside the U.S.

The assumptions we use in actuarial calculations for these plans have a significant impact on benefit obligations and annual net periodic benefit costs. We meet with our actuaries annually to discuss key economic assumptions used to develop these benefit obligations and net periodic costs. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

We determine the discount rate for the U.S. pension and retiree medical plans based on a bond model. Using the pension plans’ projected cash flows, the bond model considers all possible bond portfolios that produce matching cash flows and selects the portfolio with the highest possible yield. These portfolios are based on bonds with a quality rating of AA or better under either Moody’s or S&P. The discount rates for the non-U.S. plans are based on a yield curve method, using AA-rated bonds applicable in respective capital markets. The duration of each plan’s liabilities is used to select the rate from the yield curve corresponding to the same duration. We then round the resulting yields to the nearest 25 basis points.

We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. Our target asset allocation percentages are 31% bonds and 69% equity securities for U.S. plans and 60% bonds, 35% equity securities, and 5% other investments for non-U.S. plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The resulting expected returns are then rounded to the nearest 25 basis points. The actual rate of return in 2006 was 8.4% for U.S. plans and 5.0% for non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

All other assumptions are reviewed periodically by our actuaries and us and may be adjusted based on current trends and expectations as well as past experience in the plans.

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25-Basis-Point Decrease
	25-Basis-Point Decrease	in Asset Return
	in Discount Rate	Assumption
	(Dollars in thousands)

U.S. Pension Plans	$1,062	$647
U.S. Retiree Medical Plan	(39)	—
Non-U.S. Pension Plans	458	359

Total	$1,481	$1,006

The following table provides the rates used in the assumptions and the changes between 2006 and 2005:

			Increase
	2006	2005	(Decrease)

Discount rate used to measure benefit cost:
U.S. Pension and retiree medical plans	5.90%	6.10%	(0.20)%
Non-U.S. pension plans	4.34%	4.77%	(0.43)%
Discount rate used to measure benefit obligations:
U.S. Pension	6.05%	5.90%	0.15%
U.S. retiree medical plan	5.90%	5.90%	—%
Non-U.S. pension plans	4.69%	4.30%	0.39%
Expected return on plan assets:
U.S. Pension	8.50%	8.50%	—%
Non-U.S. pension plans	4.63%	5.26%	(0.63)%

Changes in the rates used in these assumptions reflect changes in the underlying bond and equity yields.

The amortization of net actuarial unrecognized gains or losses is a component of net periodic cost. These gains or losses result from the difference between actual and assumed results and from changes in actuarial assumptions. At December 31, 2006, our U.S. and non-U.S. pension plans, including the nonqualified retirement plan, and our U.S. retiree medical plan had unrecognized net losses of $104.3 million. We will recognize these unrecognized net losses in net periodic cost in future years, with an estimated $6.5 million being recognized in 2007.

As of December 31, 2006 we adopted the recognition and disclosure provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS No. 158”). As a result of our adoption of FAS No. 158, we recorded a decrease in other non-current assets of $1.2 million, an increase in accrued expenses and other current liabilities of $6.5 million, a decrease in postretirement and pension liabilities of $5.2 million, an increase in non-current deferred tax assets of $3.5 million, and a decrease in accumulated other comprehensive loss of $1.0 million.

During 2006, we entered into an agreement to contingently make an additional contribution above the requirements of local statutory law to one international defined benefit plan if we terminate the participants in the plan prior to December 31, 2012. We may avoid the additional contribution if we transfer the participants and their accrued benefits to a third party. We would be required to make an additional contribution of $4.7 million should we terminate these participants in 2007, declining to $1.1 million should we terminate them in 2012.

Our overall net periodic benefit cost for all defined benefit plans decreased approximately $3.3 million from 2005 to 2006, primarily due to $11.4 million in expense reductions relating to the changes in our defined benefit pension and retiree medical plans as described below. This reduction in expense for 2006 was offset by a $4.9 million charge related primarily to a lump sum settlement payment to the beneficiary of our deceased former Chief Executive Officer from our nonqualified defined benefit retirement plan. Also as a result of these actions we reduced our additional minimum pension liability by $7.7 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity.

In April 2006, we froze the retirement benefits for our largest U.S. defined benefit pension plan that covers certain salaried and hourly employees. This change in benefits does not affect current retirees or former employees. We now provide the affected employees with retirement benefits through our defined contribution plan that provides us with more predictable benefit costs. This change should reduce annual pension costs by $5.7 million for the next several years.

Additionally, we limited eligibility for the retiree medical and life insurance coverage for all nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, are now eligible for post-retirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. This change does not affect current retirees’ benefits. This change should reduce annual costs by $0.7 million for the next several years.

In November 2006, we announced that we will be closing our manufacturing facility in Niagara Falls, New York by the end of 2007. In the first quarter of 2007, we will record a net curtailment loss of $0.3 million for pension benefits related to this closing. We will also record a net curtailment gain of approximately $1.9 million for other benefits for the closing, but the timing and eventual amount depend on when employees are terminated. As a result of this action, our annual net periodic benefit cost will be reduced by approximately $0.4 million.

Restructuring and Cost Reduction Programs

During 2006, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. Significant restructuring programs are described below. The majority of initiatives begun in 2005 and prior are substantially completed.

In total, we recorded $23.1 million of pre-tax restructuring charges in 2006 as compared with $3.7 million of pre-tax charges during 2005. All of the 2005 charges related to severance benefits for employees affected by plant closings or capacity reduction, as well as various personnel in administrative or shared service functions. The 2006 charges included both termination benefits and asset writedowns. We estimated accruals for termination benefits based on various factors including length of service, contract provisions, local legal requirements, projected final service dates, and salary levels. We also analyzed the carrying value of long-lived assets and recorded estimated accelerated depreciation through for the assets affected by the restructuring. In all likelihood, this accelerated depreciation will result in reducing the net book value of those assets to zero at the date operations cease. While we believe that changes to our estimates are unlikely, the accuracy of our estimates depends on the successful completion of numerous actions. Delays in moving continuing operations to other facilities or increased cash outlays will increase our restructuring costs to such an extent that it could have a material impact on the Company’s results of operations, financial position, or cash flows. Other events, for example, a delay in completion of construction of new facilities, may also delay the resulting cost savings.

For the European restructurings initiated in 2006, we established a goal of $40.0 million to $50.0 million in annual cost savings by the end of 2009, with the full benefits realized in 2010. The initial phase of restructuring efforts began in July 2006 and targeted our Performance Coatings and Color and Glass Performance Materials segments in our European operations with an annual cost savings goal of $10.0 million. This restructuring should result in significant manufacturing efficiencies and will contribute to increased production capacity to support our revenue growth. The current actions taking place are a consolidation of our Cassiglie, Italy, manufacturing operations and administrative functions, as well as the consolidation of decoration and certain color manufacturing operations from Frankfurt, Germany, into a European center of excellence in Colditz, Germany. We are in consultation with various works councils regarding the effects of these restructuring programs. We estimate the total termination benefits for the 150 employees affected by the European restructuring to be approximately $4.7 million to $4.9 million. We recorded $3.9 million of termination benefits related to this action during 2006, and we expect to record an additional $0.8 million to $1.0 million in 2007. We also recorded $1.0 million of impairment charges for equipment made obsolete due to this plan.

A second restructuring program involves our Electronic Materials segment and will result in the closing of our manufacturing facilities in Niagara Falls, New York by the end of 2007. This action is expected to result in annual cost reduction of approximately $7.5 million. As part of the restructuring activities, we will redistribute the production at that facility to other existing Electronic Materials manufacturing facilities and we anticipate that we will reduce our workforce by 110 employees, net of an estimated addition of 43 employees at locations to which production will be transferred. Of the employees who will be terminated, 115 are represented by a union. We believe that the total estimated restructuring costs will be approximately $20.0 million. In the table below, we have summarized the charges recorded during 2006 and the estimated future charges to be incurred related to this action:

		Estimated Charges
	Charges Incurred	to be Incurred in
	2006	2007
	(Dollars in thousands)

Asset impairments:
Fixed assets	$11,021	$—
Intellectual property	3,503	—
Termination benefits	1,531	1,072
Other	—	2,832

Total	$16,055	$3,904

We are currently in negotiation with the union that represents the hourly workers in our Niagara Falls, New York manufacturing plant to determine termination benefits as the result of the closing. We accrued the estimated termination costs based upon our current contract with the union.

Revenue Recognition

We recognize sales typically when we ship goods to our customers and when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The selling price is fixed and determinable;

•	Collection is reasonably assured; and

•	Title and risk of loss has passed to our customers.

Because we sell our many products throughout the world, we use varying sales and payments terms as agreed to with our customers. In the U.S., our standard payment terms vary by industry and business unit, but are generally 30 to 60 days. Substantial amounts of our consolidated revenues are derived from foreign countries and in many of those countries the standard payment terms are longer than those prevalent in the U.S. In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of products containing precious metals, we report revenues gross with a separate display of cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the transactions we enter into and take title and the risks and rewards of ownership of the inventory we process, although the timing of when we take title to the inventory during the production process may vary.

The amount of shipping and handling fees invoiced to our customers at the time our product is shipped is included in net sales. Shipping and handling fees included in net sales were $38.4 million in 2006 and $37.9 million in 2005. Credit memos issued to customers for sales returns, discounts allowed and sales adjustments are recorded when they are incurred as a reduction of sales. We use estimated allowances to provide for future sales returns and adjustments in order to record revenues in the proper accounting period and to state the related accounts receivable at their net realizable value. We estimate these allowances based upon historical sales return and adjustment rates. Actual allowances may be more or less than the amount we estimate. In the past these differences have not been material and we do not expect any material differences in the future.

Additionally, we provide certain of our customer with incentive rebate programs to promote customer loyalty and encourage greater product sales. We accrue customer rebates over the rebate periods based upon estimated attainments of the provisions in the rebate agreements using available information and record these rebate accruals as reductions of sales. We incurred $12.5 million of customer rebates in 2006 and $12.4 million in 2005. We do not expect customer rebates to increase significantly in future periods.

Valuation of Goodwill and Other Intangibles

While goodwill and intangible assets with indefinite useful lives recorded on our balance sheet are no longer amortized, we review these assets for impairment each year on a measurement date of October 31st. We estimate the fair value of each business unit using a discounted cash flow method based on historical results and trends and our projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities. We then allocate certain corporate expenses, assets and liabilities to the business units in this process. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to measurement date. If the fair value of any of the units were determined to be less than its carrying value, we would proceed to the second step and obtain comparable market values or independent appraisals of its assets to determine the amount of any impairment.

Our estimates of fair value can be affected by a variety of factors. Reductions in actual or projected growth or profitability due to unfavorable market conditions in our business units, or significant increases in previous levels of capital spending, could lead to the impairment of any related goodwill. Additionally, an increase in inflation, interest rates or the risk adjusted weighted-average cost of capital could also lead to a reduction in the value of one or more of our business units and therefore lead to the impairment of goodwill.

Assessment of Long-Lived Assets

Our long-lived assets include property, plant, equipment, goodwill and other intangible assets. We depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. We continually assess long-lived assets for the appropriateness of their estimated useful lives. When circumstances indicate that there has been a reduction in the economic useful life of an asset or an asset group, we revise our estimates. As discussed above, in 2006 we shortened our estimates of the useful lives for several asset groups due to our restructuring activities.

We also review property, plant and equipment and intangibles for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use and eventual disposition are less than the assets’ recorded value. In the event of impairment, we recognize a loss for the excess of the recorded value of the asset over its fair value. The long-term nature of these assets requires that we estimate cash inflows and outflows for several years into the future and only take into consideration technological advances known at the time of impairment.

Due to depressed conditions in the electronics industry in late 2004 and in 2005, we specifically evaluated our electronics assets in Holland. Also in 2005, we evaluated our Italian tile and Belgian polymer additives manufacturing assets because of sluggish market conditions in these regions. In each situation, we concluded that the assets were not impaired. In 2006, we recorded impairment charges for both property, plant and equipment and intangibles due to the restructuring activities discussed above.

Derivative Financial Instruments

We use derivative financial instruments in the normal course of business to manage our exposure to fluctuations in commodity prices and foreign currency exchange rates. The accounting for derivative financial instruments can be complex and require significant judgments. Generally, the derivative financial instruments that we use are not complex and quoted market prices are available through financial institutions. We do not engage in speculative transactions for trading purposes. Financial instruments, including derivative financial instruments, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk through minimum credit standards and procedures to monitor concentrations of credit risk. We enter into these derivative financial instruments with major reputable multinational financial institutions. Accordingly, we do not anticipate counter-party default. We continuously evaluate the effectiveness of derivative financial instruments designated as hedges to ensure that they are highly effective. In the event the hedge becomes ineffective, we discontinue hedge treatment.

We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. Our objective in entering into these forward contracts is to preserve the economic value of non-functional currency cash flows. Our principal foreign currency exposures relate to the Euro, the British Pound Sterling, the Japanese Yen, and the Chinese Yuan. We mark these forward contracts to fair value at the end of each reporting period and recognize the resulting gains or losses as other income or expense from foreign currency transactions. We recorded mark-to-market losses from forward currency contracts of $0.8 million in 2006 and mark-to-market gains of $0.8 million in 2005. The amounts of gains or losses we record depend on a variety of factors including the notional amount of the forward contracts entered into and the fluctuation of the underlying currency exchange rates. We do not expect any change in our foreign currency risk policies or in the nature of the transactions were enter into to mitigate foreign currency risk.

Our exposure to market risk from commodity prices relate primarily to commodity raw materials and energy used in the production of a portion of our products. We purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of cost changes. For contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. During 2006, we recognized $2.6 million in mark-to-market losses and in 2005 we recognized $3.0 million in mark-to-market gains. Due to the designation of these contracts as normal purchase contracts, we do not expect to recognize mark-to-market gains or losses in future periods. Our purchase commitments for natural gas under normal purchase contracts was $6.3 million at December 31, 2006, for 0.7 million MBTUs.

We also manage a portion of our exposure to market risk for changes in the pricing of certain raw material commodities using derivative instruments. We hedge our exposure principally through swap arrangements that allow us to fix the price of the commodities for future purchases. These swap arrangements are settled in cash at their maturities. We mark these contracts to fair value and recognize the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of sales. During 2006, we recognized $5.3 million of net gains in cost of sales related to the settlement of these swaps. For 2005, the amount was not material. At December 31, 2006, $3.1 million of gains remained in other comprehensive income and inventories. We do not expect any change in our commodity risk policies or in the nature of the transactions we enter into to mitigate commodity market risk.

Impact of Newly Issued Accounting Pronouncements

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value, if practicable, a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations primarily relating to off-balance sheet arrangements. Entities may choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The provisions of FAS No. 156 are to be applied prospectively to transactions entered into after its adoption. We will adopt FAS No. 156 as of January 1, 2007, as permitted, and are currently evaluating the implementation options; at this time, we are uncertain as to the impact on our results of operations and financial position.

In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“Interpretation No. 48”). This interpretation requires an entity to recognize the benefit of a tax position only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authority. We will adopt Interpretation No. 48 as of January 1, 2007. The cumulative effect of adopting Interpretation No. 48, if material, is required to be reported separately as an adjustment to retained earnings as of the beginning of 2007. We are currently evaluating the impact of Interpretation No. 48 and, at this time, are unable to determine whether the cumulative adjustment is material.

In September 2006, the FASB published Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. It is effective for fiscal years beginning after December 15, 2006, and is to be applied retrospectively. When adopted in fiscal 2007, the staff position will increase our retained earnings as of the beginning of 2005 by $1.6 million, increase 2005 income from continuing operations by $0.4 million ($0.3 million net of tax), and decrease 2006 income from continuing operations by $0.4 million ($0.3 million net of tax).

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will apply this standard prospectively, as permitted.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”). We are required to adopt the measurement provisions of FAS No. 158 as of December 31, 2008. The measurement provisions require companies to measure defined benefit plan assets and obligations as of the balance sheet date. Currently, we use September 30 as the measurement date for U.S. pension and other postretirement benefits. We are evaluating these requirements and have not yet determined the impact this may have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS No. 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of the adoption of this statement; at this time, we are uncertain as to the impact on our results of operations and financial position.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks is generally limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and natural gas.

Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed versus variable-rate debt after considering the interest rate environment and expected future cash flows. Our objective is to limit the negative effect of rising interest rates on earnings, cash flows and overall borrowing costs, while preserving flexibility and allowing us to benefit during periods of falling rates. In 2006, our level of fixed-rate debt decreased and variable-rate debt increased. As we anticipated and planned for, during July and August 2006, bondholders accelerated the payment of the principal amount of the Company’s fixed-rate debentures, of which $155 million was outstanding. The debentures were repaid through use of the variable-rate term loan facility.

We operate internationally and enter into transactions denominated in foreign currencies. These transactions expose us to gains and losses arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We manage this risk by entering into forward currency contracts that offset these gains and losses.

We are also subject to cost changes with respect to our raw materials and natural gas purchases. We attempt to mitigate raw materials cost increases with price increases to our customers. We also hedge a portion of our exposure to changes in the pricing of certain raw material commodities using derivative financial instruments. We hedge our exposure principally through swap arrangements that allow us to fix the pricing of the commodities for future purchases. In addition, we purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of this cost. For contracts entered into prior to April 2006, we mark these contracts to fair value and recognize the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. Our purchase commitment for natural gas under normal purchase contracts was $6.3 million at December 31, 2006.

Information about our exposure to these market risks and sensitivity analyses about potential losses resulting from hypothetical changes in market rates is presented below:

	2006	2005
	(Dollars in thousands,
	except as noted)

Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$4,797	$1,928
Fixed-rate debt:
Carrying amount	$200,281	$354,393
Fair value	$206,399	$354,625
Change in fair value from 1% increase in interest rate	$(5,240)	$(17,030)
Change in fair value from 1% decrease in interest rate	$5,413	$18,898
Foreign currency forward contracts:
Notional amount	$121,430	$119,348
Carrying amount and fair value	$(640)	$121
Change in fair value from 10% appreciation of U.S. dollar	$(1,142)	$(410)
Change in fair value from 10% depreciation of U.S. dollar	$1,396	$501
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	2,004	3,092
Carrying amount and fair value	$1,939	$111
Change in fair value from 10% change in forward prices	$1,003	$662
Precious metals forward contracts:
Notional amount (in troy ounces)	183,264	61,050
Carrying amount and fair value	$192	$302
Change in fair value from 10% change in forward prices	$465	$269
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	120,000	1,190,000
Carrying amount and fair value	$(442)	$2,127
Change in fair value from 10% change in forward prices	$78	$1,290

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(b) for the years ended December 31, 2006 and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2004, were audited by other auditors whose report, dated March 31, 2006, except as to note 19, which is as of September 28, 2006, on those statements included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

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

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Sates of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic 2006 and 2005 consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 9, and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Cleveland, Ohio
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ferro Corporation:

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Ferro Corporation and subsidiaries for the year ended December 31, 2004. In connection with our audit of these consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(b) for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Ferro Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company faces certain liquidity uncertainties that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KPMG LLP

Cleveland, Ohio
March 31, 2006, except as to note 19,
  which is as of September 28, 2006

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$2,041,525	$1,882,305	$1,843,721
Cost of sales	1,626,733	1,498,504	1,458,899

Gross profit	414,792	383,801	384,822
Selling, general and administrative expenses	305,211	310,056	309,967
Restructuring charges	23,146	3,677	6,006
Other expense (income):
Interest expense	64,427	46,919	41,993
Interest earned	(4,466)	(538)	(887)
Foreign currency transactions, net	1,040	1,284	3,035
Gain on sale of businesses	(67)	(69)	(5,195)
Miscellaneous income, net	(87)	(1,600)	(1,289)

Income before taxes	25,588	24,072	31,192
Income tax expense	5,026	6,928	3,352

Income from continuing operations	20,562	17,144	27,840
Loss on disposal of discontinued operations, net of tax	472	868	2,915

Net income	20,090	16,276	24,925
Dividends on preferred stock	(1,252)	(1,490)	(1,705)

Net income available to common shareholders	$18,838	$14,786	$23,220

Weighted-average common shares outstanding	42,394	42,309	41,981
Incremental common shares attributable to convertible preferred stock, performance shares and stock options	28	36	254

Weighted-average diluted shares outstanding	42,422	42,345	42,235

Per common share data
Basic earnings (loss):
From continuing operations	$0.45	$0.37	$0.62
From discontinued operations	(0.01)	(0.02)	(0.07)

	$0.44	$0.35	$0.55

Diluted earnings (loss):
From continuing operations	$0.45	$0.37	$0.62
From discontinued operations	(0.01)	(0.02)	(0.07)

	$0.44	$0.35	$0.55

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$16,985	$17,413
Accounts and trade notes receivable, net	220,899	182,390
Note receivable from Ferro Finance Corporation	16,083	111,925
Inventories	254,513	215,257
Deposits for precious metals	70,073	19,000
Deferred income taxes	18,175	40,732
Other current assets	25,877	24,002

Total current assets	622,605	610,719
Other assets
Property, plant and equipment, net	526,802	531,139
Goodwill and other intangible assets, net	406,340	410,666
Deferred income taxes	94,662	61,130
Other non-current assets	82,528	54,890

Total assets	$1,732,937	$1,668,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$10,764	$7,555
Accounts payable	237,018	236,282
Income taxes	8,732	5,474
Accrued payrolls	33,164	25,112
Accrued expenses and other current liabilities	93,206	92,461

Total current liabilities	382,884	366,884
Other liabilities
Long-term debt, less current portion	581,654	546,168
Postretirement and pension liabilities	194,427	230,320
Deferred income taxes	11,037	14,002
Other non-current liabilities	21,599	22,611

Total liabilities	1,191,601	1,179,985
Series A convertible preferred stock	16,787	20,468
Shareholders’ equity
Common stock, par value $1 per share; 300,000,000 shares authorized; 52,323,053 shares issued	52,323	52,323
Paid-in capital	158,504	163,074
Retained earnings	590,136	595,902
Accumulated other comprehensive loss	(65,138)	(115,990)
Unearned compensation	—	(6,123)

	735,825	689,186
Common shares in treasury, at cost	(211,276)	(221,095)

Total shareholders’ equity	524,549	468,091

Total liabilities and shareholders’ equity	$1,732,937	$1,668,544

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

						Accumulated		Total
	Common Shares					Other		Share-
	In Treasury		Common	Paid-in	Retained	Comprehensive	Unearned	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Compensation	Equity(b)
			(In thousands, except per share data)

Balances at December 31, 2003	10,866	$(233,651)	52,323	159,162	606,588	(83,296)	(6,915)	$494,211
Net income					24,925			24,925
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						25,166		25,166
Minimum pension liability adjustment						(9,778)		(9,778)
Other adjustments						225		225

Total comprehensive income								40,538
Cash dividends(b):
Common					(24,344)			(24,344)
Preferred					(1,705)			(1,705)
Federal tax benefits					57			57
Transactions involving benefit plans	(681)	10,135		3,750			(377)	13,508

Balances at December 31, 2004	10,185	$(223,516)	52,323	162,912	605,521	(67,683)	(7,292)	$522,265
Net income					16,276			16,276
Other comprehensive loss, net of tax:
Foreign currency translation adjustment						(38,769)		(38,769)
Minimum pension liability adjustment						(9,518)		(9,518)
Other adjustments						(20)		(20)

Total comprehensive loss								(32,031)
Cash dividends(b):
Common					(24,447)			(24,447)
Preferred					(1,490)			(1,490)
Federal tax benefits					42			42
Transactions involving benefit plans	(215)	2,421		162			1,169	3,752

Balances at December 31, 2005	9,970	$(221,095)	52,323	163,074	595,902	(115,990)	(6,123)	$468,091
Net income					20,090			20,090
Other comprehensive income, net of tax:
Foreign currency translation adjustment						33,468		33,468
Minimum pension liability adjustment						15,858		15,858
Other adjustments						502		502

Total comprehensive income								69,918
Cash dividends(b):
Common					(24,649)			(24,649)
Preferred					(1,252)			(1,252)
Federal tax benefits					45			45
Transactions involving benefit plans	(512)	9,819		1,553				11,372
Reclassification to initially apply FAS No. 123R as of January 1, 2006				(6,123)			6,123	—
Adjustment to initially apply FAS No. 158, net of tax, as of December 31, 2006						1,024		1,024

Balances at December 31, 2006	9,458	$(211,276)	52,323	158,504	590,136	(65,138)	—	$524,549

See accompanying notes to consolidated financial statements.

(a)	Accumulated translation adjustments were $(3,657), $(37,125) and $1,644, and accumulated postemployment benefit liability adjustments were $(62,458), $(79,340) and $(69,822) at December 31, 2006, 2005 and 2004, respectively.

(b)	Dividends per share of common stock were $0.58 for 2006, 2005 and 2004. Dividends per share of convertible preferred stock were $3.25 for 2006, 2005 and 2004.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities
Net income	$20,090	$16,276	$24,925
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal of discontinued operations, net of tax	472	868	2,915
Loss (gain) on sale of business, net of tax	67	—	(3,376)
(Gain) loss on sale of fixed assets	(1,693)	948	(1,419)
Depreciation and amortization	79,501	74,823	75,020
Restructuring charges	23,146	3,677	6,006
Provision for allowance for doubtful accounts	1,452	1,799	3,650
Retirement benefits	(13,826)	(20,345)	16,186
Deferred income taxes	(13,714)	(9,125)	(10,477)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts and trade notes receivable	(25,921)	(7,357)	5,354
Note receivable from Ferro Finance Corporation and asset securitization	95,842	(6,071)	(14,510)
Inventories	(28,717)	(343)	(37,210)
Deposits for precious metals	(51,073)	(11,100)	(7,900)
Other current assets	(197)	9,129	7,623
Accounts payable	(14,826)	(17,595)	20,494
Accrued expenses and other current liabilities	1,508	(6,989)	(32,390)
Other operating activities	(481)	(5,428)	8,595

Net cash provided by continuing operations	71,630	23,167	63,486
Net cash used for discontinued operations	(686)	(1,786)	(1,582)

Net cash provided by operating activities	70,944	21,381	61,904
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(50,615)	(42,825)	(39,054)
Acquisitions, net of cash acquired	—	(1,908)	(2,533)
Cash adjustments to purchase price of prior acquisition	1,790	—	8,505
Proceeds from the sale of assets and businesses	5,130	9,287	11,872
Cash investment in Ferro Finance Corporation	(25,000)	—	—
Other investing activities	(23)	(368)	1,826

Net cash used for investing activities	(68,718)	(35,814)	(19,384)
Cash flows from financing activities
Net borrowings (repayments) under short-term facilities	1,334	(2,119)	(3,533)
Proceeds from former revolving credit facility	461,900	949,867	661,162
Proceeds from revolving credit facility	697,929	—	—
Proceeds from term loan facility	250,000	—	—
Principal payments on former revolving credit facility	(648,000)	(901,482)	(688,159)
Principal payments on revolving credit facility	(569,976)	—	—
Extinguishment of debentures	(155,000)	—	—
Debt issue costs	(16,234)	—	—
Cash dividends	(25,901)	(25,937)	(26,049)
Other financing activities	913	(2,192)	4,777

Net cash (used for) provided by financing activities	(3,035)	18,137	(51,802)
Effect of exchange rate changes on cash	381	(230)	(160)

(Decrease) increase in cash and cash equivalents	(428)	3,474	(9,442)
Cash and cash equivalents at beginning of period	17,413	13,939	23,381

Cash and cash equivalents at end of period	$16,985	$17,413	$13,939

Cash paid during the period for
Interest	$62,980	$44,092	$39,900
Income taxes	$10,687	$9,487	$22,199

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) produces performance materials for a broad range of manufacturers in diversified industries throughout the world. Our products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. We use inorganic chemical processes, polymer science and materials science to develop and produce these performance materials. Performance materials require a high degree of technical service on an individual customer basis. The value of our products stems from the results and performance they achieve in actual use. We manage our diverse businesses through eight business units that are differentiated from one another by product type. These business units are:

•	Tile Coating Systems;

•	Porcelain Enamel;

•	Electronic Materials;

•	Color and Glass Performance Materials;

•	Polymer Additives;

•	Specialty Plastics;

•	Pharmaceuticals; and

•	Fine Chemicals.

We produce our products principally in the United States (“U.S.”) and Europe, but we also operate manufacturing plants in Latin America and the Asia Pacific region.

Ferro sells its products directly to customers or through the use of agents or distributors throughout the world. A large portion of our products are sold in the U.S. and Europe, however, we also sell to customers in strategically important Latin America and Asia Pacific regions. Our customers use our products to manufacture building and renovation, automotive, household appliance and furnishing, transportation, electronic, and industrial products.

Principles of Consolidation

Our consolidated financial statements include the accounts of the parent company and the accounts of subsidiary businesses in which we own majority and controlling interests. When we consolidate our financial statements we eliminate investments, common stock and paid-in capital accounts, and intercompany transactions, accounts and profits. We classify the minority interests of others in our consolidated subsidiaries in the other non-current liabilities section of our balance sheet. When we exert significant influence over an investee but do not control it, we account for the investment and the investment income using the equity method. These investments are reported in the other non-current assets section of our balance sheet. When we acquire a subsidiary that is consolidated, its financial results are included in our consolidated financial statements from the date of the acquisition.

We sell substantially all of our domestic trade accounts receivable to Ferro Finance Corporation (“FFC”). FFC is a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). We do not consolidate FFC because FFC:

•	Is demonstrably distinct from us;

•	Is permitted only significantly limited activities that we cannot change;

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

•	Holds only passive assets that are sold to outside parties; and

•	May only sell financial assets automatically under specified conditions that are outside of our control.

In addition, we cannot unilaterally cause FFC to liquidate or to change FFC so the conditions listed above are no longer met.

Use of Estimates and Assumptions in the Preparation of Financial Statements

We prepare our consolidated financial statements in conformity with United States (“U.S.”) Generally Accepted Accounting Principles, which requires us to make estimates and to use judgments and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses recorded and disclosed. The more significant estimates and judgments relate to accounts receivable and inventory allowances, environmental and other contingent liabilities, income taxes, pension and other postretirement benefits, inventories, restructuring and cost reduction programs, revenue recognition, valuation of goodwill and other intangibles, assessment of long-lived assets, asset retirement obligations, and derivative financial instruments. Actual outcomes could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows.

Foreign Currency Translation

The financial results of our operations outside of the U.S. are recorded in local currencies, which generally are also the functional currencies for financial reporting purposes. The results of operations outside of the United States are translated from these local currencies into U.S. dollars using the average monthly currency exchange rates. We use the average currency exchange rate for these results of operations as a reasonable approximation of the results had specific currency exchange rates been used for each individual transaction. Assets and liabilities are translated into U.S. dollars using exchange rates at the balance sheet dates, and we record the resulting foreign currency translation adjustment as a separate component of accumulated other comprehensive loss in shareholders’ equity.

Foreign currency transaction gains and losses are recorded as incurred as other expense (income) in the consolidated statements of income.

Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. These instruments are carried at cost.

Accounts Receivable and the Allowance for Doubtful Accounts

Ferro sells its products to customers in diversified industries throughout the world. No customer or related group of customers represents greater than 10% of net sales or accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral. We provide for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Customer accounts we deem to be uncollectible or to require excessive collection costs are written off against the allowance for doubtful accounts. Historically, write-offs of uncollectible accounts have been within our expectations. Detailed information about the allowance for doubtful accounts is provided below:

	2006	2005	2004
	(Dollars in thousands)

Allowance for doubtful accounts	$7,544	$7,519	$9,244
Bad debt expense	1,452	1,799	3,650

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

Note Receivable from Ferro Finance Corporation

Ferro holds a note receivable from an unconsolidated subsidiary, FFC, to the extent that expected cash proceeds from the sales of accounts receivable to FFC have not yet been received.

Inventories

We value inventories at the lower of cost or market and determine inventory costs using the first-in, first-out (“FIFO”) method, except for selected inventories where the last-in, first-out (“LIFO”) method is used. Inventories include material, labor and production overhead costs.

The following table details the percentage of inventories accounted for under the LIFO method:

	2006	2005

United States	13.8%	14.9%
Consolidated	6.2%	7.0%

We periodically evaluate the net realizable value of inventories based primarily upon their age, but also upon assumptions of future usage in production, customer demand and market conditions. Inventories have been reduced to the lower of cost or realizable value by allowances for slow moving or obsolete goods. If actual circumstances are less favorable than those projected by management in its evaluation of the net realizable value of inventories, additional write-downs may be required. Slow moving, excess or obsolete materials are specifically identified and may be physically separated from other materials and we dispose of these materials as time and manpower permit.

We maintain raw material on our premises that we do not own, including precious metals consigned from financial institutions and customers, and raw materials consigned from vendors. Although we have physical possession of the goods, their value is not reflected on our balance sheet because we do not have title.

Property, Plant and Equipment

We record property, plant and equipment at historical cost. In addition to the original purchased cost, including transportation, installation and taxes, we capitalize expenditures that increase the utility or useful life of existing assets. For self-constructed assets, we capitalize interest costs incurred during the period of construction. We depreciate property, plant and equipment using the straight-line basis for financial reporting purposes, generally over the following estimated useful lives of the assets:

Buildings	20 to 40 years
Machinery and equipment	5 to 15 years

Generally, we expense repair and maintenance costs as incurred. However, major planned overhauls of equipment are accrued in advance of the cash expenditures. We had accrued major planned overhauls totaling $2.5 million at December 31, 2006 and $2.9 million at December 31, 2005.

We record asset retirement obligations (“AROs”) as they are incurred. We record an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the future costs can be reasonably estimated. We depreciate the asset over its remaining estimated useful life and the liability is accreted over time as an operating expense. We estimate the AROs based on judgment, taking into consideration the Company’s historical practices, current business intentions, and other relevant information. In determining the amount of the estimated AROs, we use an expected value technique based upon potential settlement dates and related probabilities of settlement.

If we were to abandon or close certain of our facilities, existing legal obligations would be triggered. Although we have no current plans to do so, if we close certain operating facilities, changes to or settlements of the related conditional AROs could negatively affect the Company’s results of operations and cash flows. At December 31,

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

2006 and 2005, estimated liabilities for asset retirement obligations were $2.0 million and $1.0 million, respectively.

Asset Impairment

The Company’s long-lived assets include property, plant, equipment, goodwill and other intangible assets. We review property, plant and equipment for impairment whenever events or circumstances indicate that its carrying value may not be recoverable. The following are examples of such events or changes in circumstances:

•	An adverse change in the business climate or market price of a long-lived asset or asset group;

•	An adverse change in the extent or manner in which a long-lived asset or asset group is used or in its physical condition; or

•	Current operating losses for a long-lived asset or asset group combined with a history or such losses or projected or forecasted losses that demonstrate that the losses will be continuing.

The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event of impairment, we recognize a loss for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of review.

We review goodwill and other intangible assets for impairment annually using a measurement date of October 31st or more frequently in the event of an impairment indicator. The fair value of goodwill and other intangible assets is estimated using the discounted cash flow method. We use projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. The majority of corporate expenses and assets and liabilities are allocated to the reporting units in this process. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to the annual measurement date. If the fair value of any of the reporting units were determined to be less than its carrying value, we would obtain comparable market values or independent appraisals of its assets. In 2006 and 2005, the fair value exceeded the carrying value, and therefore, it was not necessary to obtain independent appraisals.

Income Taxes

We determine income taxes using the liability method of accounting. Income tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries we have not deemed to be indefinitely invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recognize deferred tax assets if we believe it is more likely than not that the assets will be realized in future years. We record valuation allowances against net deferred tax assets which we believe do not meet the criteria for realization of “more likely than not.”

Environmental Liabilities

As part of the production of some of our products, we handle, process, use and store hazardous materials. As part of these routine processes, we expense recurring costs associated with control and disposal of hazardous materials as they are incurred. Occasionally we are subject to ongoing, pending or threatened litigation related to the handling of these materials or other matters. If, based on available information, we believe that we have incurred a liability and we can reasonably estimate the amount, we accrue for environmental remediation and other contingent liabilities. We disclose material contingencies if the likelihood of the potential loss is reasonably possible but the amount is not reasonably estimable.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

In estimating the amount to be accrued for environmental remediation, we use assumptions about:

•	Remediation requirements at the contaminated site;

•	The nature of the remedy;

•	Existing technology;

•	The outcome of discussions with regulatory agencies;

•	Other potentially responsible parties at multi-party sites; and

•	The number and financial viability of other potentially responsible parties.

We actively monitor the status of sites, and, as assessments and cleanups proceed, we update our assumptions and adjust our estimates as necessary. Because we are uncertain about the timing of related payments, we do not discount the estimated remediation costs.

Unanticipated government enforcement actions, differences in actual results as compared to expected remediation outcomes, changes in health, safety or environmental regulations, or testing requirements could result in higher or lower costs and changes to our estimates.

Contingencies

We expense contingent items as they are incurred when events giving rise to the items are probable and the amounts are reasonably estimable. If a loss contingency is reasonably possible and the amount of the loss is material, we disclose the item. If only a range of possible losses can be estimated, we record the low end of the range and disclose the possible range of outcomes. However, if there is a best estimate of the amount of the loss within the range, we will record that amount.

Gain contingencies are only recognized when their realization is assured beyond a reasonable doubt. In December 2006, we received a $2.4 million settlement in a class action lawsuit for price-fixing in the rubber chemicals industry. The period covered under the settlement began in 1995 and ended in 2001. We recorded this gain as miscellaneous income, net in the consolidated statement of income.

Restructuring and Cost Reduction Programs

We expense costs associated with exit and disposal activities designed to restructure operations and reduce ongoing costs of operations when we incur the related liabilities. After the appropriate level of management having the authority approves the detailed restructuring plan or when other triggering events occur, we establish accruals for underlying activities by estimating employee termination costs. Our estimates are based upon factors including statutory and union requirements, affected employees’ lengths of service, contract provisions, salary level and health care benefit choices. As part of our assessment of exit and disposal activities, we also analyze the carrying value of the affected long-lived assets for impairment and reductions in the remaining estimated useful lives.

We believe our estimates and assumptions used to calculate these restructuring provisions are appropriate, and although we do not anticipate significant changes, actual costs could differ from the estimates should we make changes in the nature or timing of the restructuring plans. The resulting changes in costs could have a material impact on the Company’s results of operations, financial position, or cash flows.

Postretirement and Other Employee Benefits

We recognize postretirement and other employee benefits as employees render the services necessary to earn those benefits. We determine defined benefit pension and other postretirement benefit costs and obligations using actuarial calculations performed by experts. The calculations and the resulting amounts recorded in our financial

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

statements are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for plan-eligible employees, estimated changes in costs of healthcare benefits, and other factors. We evaluate the assumptions used on an annual basis. Postretirement obligations for U.S. employees are measured each September 30th while these obligations for foreign employees are measured each December 31st.

Derivative Financial Instruments and Precious Metals Deposits

As part of our risk management activities, we employ derivative financial instruments, primarily foreign currency forward exchange contracts, to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. We also purchase portions of our natural gas requirements under fixed price forward purchase contracts. Under certain circumstances, these contracts require us to settle the obligations in cash at prevailing market prices.

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. We adjust the fair value of derivatives that are not hedges through income. Depending on the nature of the hedge, changes in fair value of the derivatives are either offset against the changes in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in value, if any, is immediately recognized in earnings. We use derivatives only to manage well-defined foreign currency and commodity price risks and do not use derivatives for speculative purposes.

We obtain precious metals under consignment agreements with financial institutions for periods of one year or less. These precious metals are primarily silver, gold, platinum and palladium and are used in the production of certain products for our customers. Under these arrangements, the financial institutions own the precious metals, and accordingly, we do not report these precious metals as inventory on our consolidated balance sheet although they physically are in our possession. These agreements are cancelable by either party at the end of each consignment period, however, because we have access to a number of consignment arrangements with available capacity, our consignment needs can be shifted among the other participating institutions in order to ensure our supply. In certain cases, these financial institutions have required cash deposits to provide additional collateral beyond the value of the underlying precious metals. The financial institutions charge us fees for these consignment arrangements, and these fees are recorded as cost of sales.

Revenue Recognition

We recognize sales typically when we ship goods to our customers and when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The selling price is fixed and determinable;

•	Collection is reasonably assured; and

•	Title and risk of loss has passed to our customers.

Because we sell our products throughout the world, we use varying sales and payments terms as agreed to with our customers and we do not generally require collateral on accounts receivable. Substantial amounts of our consolidated revenues are derived from foreign countries and in many of those countries the standard payment terms are longer than those prevalent in the U.S. In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of products containing precious metals, we report revenues gross with a separate display of cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

transactions we enter into and take title and the risks and rewards of ownership of the inventory we process, although the timing of when we take title to inventory during the production process may vary.

The amount of shipping and handling fees invoiced to our customers at the time our product is shipped is included in net sales. Credit memos issued to customers for sales returns, discounts allowed and sales adjustments are recorded when they are incurred as a reduction of sales. We use estimated allowances to provide for future sales returns and adjustments in order to record revenues in the proper accounting period and to state the related accounts receivable at their net realizable value. We estimate these allowances based upon historical sales return and adjustment rates.

Additionally, we provide certain of our customers with incentive rebate programs to promote customer loyalty and encourage greater product sales. We accrue customer rebates over the rebate periods based upon estimated attainments of the provisions in the rebate agreements using available information and record these rebate accruals as reductions of sales.

Cost of Sales

We include in cost of sales the purchased cost of raw materials, and labor and overhead directly associated with the production process. Cost of sales also includes shipping and handling costs, purchasing and receiving costs, depreciation and leasing costs of buildings and equipment used in production, utilities, operating parts and supplies, warehousing costs, internal transfer costs, other costs of distribution, costs of hazardous materials control and disposal, physical inventory adjustments, and obsolescence and rework costs.

Cost of sales is initially recorded using standard costs, which are generally established at least annually to fully absorb qualifying production costs into inventory based on normal production capacity. Production variances related to volume, rework, and other production inefficiencies are expensed as incurred. We review manufacturing costs periodically to ensure that only those costs that clearly relate to production and that increase the economic utility of the related inventories are capitalized into inventory. We adjust the standard cost of inventory at the balance sheet date to actual by applying material purchase price and the appropriate production variances most recently incurred. For a portion of our inventories, these recent actual costs are reduced to their LIFO value through the calculation and recording of a LIFO adjustment in cost of sales.

Selling, General and Administrative Expenses

We include in selling, general and administrative expense those salaries and wages, benefits, stock-based compensation, sales commissions, bad debt expense, lease costs and depreciation related to buildings and equipment, and outside services such as legal, audit and consulting fees that are used in sales and administrative functions. Included in selling, general and administrative expenses are certain warehousing costs of $4.0 million in 2006 and $4.1 million in 2005.

Research and development expenses are expensed as incurred and are also included in selling, general and administrative expenses. Amounts expended for development or significant improvement of new or existing products, services and techniques were $42.6 million for 2006, $38.4 million for 2005, and $42.4 million for 2004.

Reclassifications

We made reclassifications in the prior year financials statements to conform the presentation to the current year.

Restructuring charges totaling $3.7 million in 2005 and $6.0 million in 2004 were reclassified from cost of sales, and selling, general and administrative expenses, and miscellaneous income in the consolidated statements of

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

income and from the net change in accrued expenses and other current liabilities in the consolidated statements of cash flows.

In the consolidated balance sheet for December 31, 2005, we combined miscellaneous notes receivable with other current assets and then separately reported the note receivable from Ferro Finance Corporation of $111.9 million and deposits for precious metals of $19.0 million. In the consolidated statements of cash flows, we reclassified the increases in the note receivable from Ferro Finance Corporation of $3.5 million in 2005 and $16.7 million in 2004 and the increases in precious metal deposits of $11.1 million in 2005 and $7.9 million in 2004 from changes in other current assets.

Recently Adopted Accounting Pronouncements

Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method. Accordingly, we did not recognize compensation expense for stock options, because under the award plans the stock option exercise price may not be less than the per share fair market value of the Company’s stock on the date of grant. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS No. 123R”). We now recognize compensation expense for stock options over the required employee service periods. We base stock-based compensation costs on the estimated grant-date fair value of stock-based awards that are expected to ultimately vest and adjust expected vesting rates to actual results as these become known.

Ferro’s consolidated financial statements for 2006 reflect the impact of FAS No. 123R. Because we adopted FAS No. 123R using the modified prospective transition method, the consolidated financial statements for the prior periods do not include the impact of FAS No. 123R. Under the modified prospective transition method, we recognize compensation expense that includes compensation cost for all stock-based compensation granted, but not yet vested, as of the date of adoption, and compensation cost for all stock-based compensation granted on or subsequent to adoption.

The adoption of FAS No. 123R reduced the Company’s 2006 reported pre-tax income from continuing operations by $3.0 million and net income by $2.0 million. The adoption of FAS No. 123R also reduced basic earnings per share by $0.05 and diluted earnings per share by $0.05 and required the classification of realized tax benefits, related to the excess of the deductible compensation cost over the amount recognized, as a financing activity rather than as an operating activity in the consolidated statement of cash flows. Upon the initial adoption of FAS No. 123R, we reclassified $6.1 million of unearned stock-based compensation to additional paid-in capital in the consolidated balance sheet. As required by FAS No. 123R, we recorded all subsequent stock-based compensation expense for equity awards to additional paid-in capital.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

The following table contains pro forma disclosures regarding the effect on Ferro’s net income and basic and diluted earnings per share for 2005 and 2004, had the Company applied a fair value method of accounting for stock-based compensation in accordance with FAS No. 123R.

	2005	2004
	(Dollars in thousands, except per share amounts)

Income from continuing operations available to common shareholders — as reported	$15,654	$26,135
Add: Stock-based employee compensation expense included in reported income, net of tax	175	143
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(3,353)	(3,490)

Income from continuing operations available to common shareholders — pro forma	$12,476	$22,788

Basic earnings per share from continuing operations — as reported	$0.37	$0.62
Basic earnings per share from continuing operations — pro forma	$0.29	$0.54
Diluted earnings per share from continuing operations — as reported	$0.37	$0.62
Diluted earnings per share from continuing operations — pro forma	$0.29	$0.54

There was no impact on pro forma expense from discontinued operations for the periods presented.

For the purpose of computing pro forma net income, we estimated the fair value of stock options at their grant date using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in the Company’s option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different and would likely be lower.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN No. 47”) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to an unconditional legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. This obligation should be recognized at its fair value, if that value can be reasonably estimated. We adopted FIN No. 47 as of January 1, 2005, and recorded additional conditional asset retirement obligations of $0.9 million; the pro forma effect of FIN No. 47 on the Company’s net income and earnings per share for the year ended December 31, 2004, was not material.

The FASB issued Statement No. 151, Inventory Costs, (“FAS No. 151”) in November 2004. FAS No. 151 is effective for fiscal years beginning after June 15, 2005, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” We adopted FAS No. 151 as of January 1, 2006, and it did not have a material impact on the results of operations or financial position of the Company.

In 2006, we adopted the recognition and disclosure provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS No. 158”). As a result of our adoption of FAS No. 158, we recorded a decrease in other non-current assets of $1.2 million, an increase in accrued expenses and other current liabilities of $6.5 million, a decrease in postretirement and pension liabilities of $5.2 million, an increase in non-current deferred tax assets of $3.5 million, and a decrease in accumulated other comprehensive loss of $1.0 million.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

Newly Issued Accounting Pronouncements

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value, if practicable, a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations primarily relating to off-balance sheet arrangements. Entities may choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. FAS No. 156 is effective for fiscal years beginning after September 15, 2006. The provisions of FAS No. 156 are to be applied prospectively to transactions entered into after its adoption. We will adopt FAS No. 156 as of January 1, 2007, as permitted, and are currently evaluating the implementation options; at this time, we are uncertain as to the impact on our results of operations and financial position.

In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“Interpretation No. 48”). This interpretation requires an entity to recognize the benefit of a tax position only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authority. We will adopt Interpretation No. 48 as of January 1, 2007. The cumulative effect of adopting Interpretation No. 48, if material, is required to be reported separately as an adjustment to retained earnings as of the beginning of 2007. We are currently evaluating the impact of Interpretation No. 48 and, at this time, are unable to determine whether the cumulative adjustment is material.

In September 2006, the FASB published Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities. This staff position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. It is effective for fiscal years beginning after December 15, 2006, and is to be applied retrospectively. When adopted in fiscal 2007, the staff position will increase our retained earnings as of the beginning of 2005 by $1.6 million, increase 2005 income from continuing operations by $0.4 million ($0.3 million net of tax) and decrease 2006 income from continuing operations by $0.4 million ($0.3 million net of tax).

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will apply this standard prospectively, as permitted.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”). We are required to adopt the measurement provisions of FAS No. 158 as of December 31, 2008. The measurement provisions require companies to measure defined benefit plan assets and obligations as of the balance sheet date. Currently, we use September 30 as the measurement date for U.S. pension and other postretirement benefits. We are evaluating these requirements and have not yet determined the impact this may have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS No. 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of the adoption of this statement; at this time, we are uncertain as to the impact on our results of operations and financial position.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

2.	Inventories

Inventories at December 31 consisted of the following:

	2006	2005
	(Dollars in thousands)

Raw materials	$74,240	$62,488
Work in process	44,658	34,122
Finished goods	151,140	133,060

FIFO cost (approximates replacement cost)	270,038	229,670
LIFO reserve	(15,525)	(14,413)

Total	$254,513	$215,257

In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain some precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $3.1 million for 2006, $1.6 million for 2005 and $2.4 million for 2004, and were charged to cost of sales. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006 and $19.0 million at December 31, 2005. We also process precious metals owned by our customers. We had on hand at December 31, 2006, $120.9 million and at December 31, 2005, $99.3 million of precious metals owned by financial institutions, measured at fair value.

3.	Property, Plant and Equipment

	December 31,
	2006	2005
	(Dollars in thousands)

Land	$43,801	$38,909
Buildings	257,145	251,675
Machinery and equipment	903,913	822,837
Leased property, plant and equipment under capital leases	13,380	12,683

Total property, plant and equipment	1,218,239	1,126,104
Total accumulated depreciation	(691,437)	(594,965)

Net property, plant and equipment	$526,802	$531,139

Depreciation expense from continuing operations was $69.5 million, $68.4 million, and $67.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

During 2006, we capitalized $1.1 million of interest costs related to property, plant and equipment under construction. The amounts of interest we capitalized in 2005 and 2004 were not material. At December 31, 2006, we had $36.9 million of property, plant and equipment under construction, as compared with $25.0 million under construction at December 31, 2005.

In October 2005, the Dutch government placed a lien on one of the Company’s facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. Negotiations are ongoing relating to the environmental issue. We do not believe the ultimate resolution of this matter will have a material effect on Ferro’s financial position or results of operations.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

4.	Goodwill and Other Intangible Assets

	Estimated	December 31,
	Economic Life	2006	2005
		(Dollars in thousands)

Goodwill	Indefinite	$421,455	$423,585
Patents	9-15 years	6,516	6,655
Non-compete	3-10 years	—	3,287
Other	1 year - indefinite	13,807	11,125

Total gross intangible assets		441,778	444,652
Accumulated amortization		(35,438)	(33,986)

Intangible assets, net		$406,340	$410,666

As part of our restructuring activities in 2006, we recorded an impairment charge of $3.5 million relating to intellectual property at our Niagara Falls, New York, facility.

We recorded amortization expense from continuing operations related to intangible assets and other non-current assets, as detailed in the following table:

	2006	2005	2004
	(Dollars in thousands)

Intangibles	$965	$809	$1,092
Other non-current assets	9,054	5,650	6,128

Total	$10,019	$6,459	$7,220

5.	Financing and Short-term and Long-term Debt

Loans payable and current portion of long-term debt at December 31 consisted of the following:

	2006	2005
	(Dollars in thousands)

Loans payable to banks	$7,440	$5,866
Current portion of long-term debt	3,324	1,689

Total	$10,764	$7,555

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

Long-term debt at December 31 consisted of the following:

	2006	2005
	(Dollars in thousands)

$200,000 Senior notes, 9.125%, due 2009*	$199,273	$198,909
$25,000 Debentures, 7.625%, due 2013*	—	24,877
$25,000 Debentures, 7.375%, due 2015*	—	24,965
$50,000 Debentures, 8.0%, due 2025*	—	49,550
$55,000 Debentures, 7.125%, due 2028*	—	54,532
Revolving credit facility	127,953	—
Term loan facility	250,000	—
Former revolving credit facility	—	186,100
Capital lease obligations (see Note 14)	6,744	7,364
Other notes	1,008	1,560

	584,978	547,857
Current portion	(3,324)	(1,689)

Total	$581,654	$546,168

*	Net of unamortized discounts

The annual maturities of long-term debt for each of the five years after December 31, 2006 were as follows:

December 31,
2006
(Dollars in
thousands)

2007	$3,324
2008	3,560
2009	202,682
2010	3,452
2011	190,094
Thereafter	181,866

Total	$584,978

Revolving Credit and Term Loan Facilities

In March 2006, we accepted a commitment from a group of lenders for a $700 million credit facility (the “New Credit Facility”) and, in June 2006, finalized the agreement. The New Credit Facility consists of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility. At December 31, 2006, we had $109.3 million available under the revolving credit facility, after reductions for standby letters of credit secured by this facility, and $55.0 million available under the term loan facility. In addition, we can request an increase of $50 million in the revolving credit facility. To establish and use the New Credit Facility, we paid fees of $6.4 million for the revolving credit facility and $9.6 million for the term loan facility, which will be amortized over the lives of the facilities.

The New Credit Facility replaced the former revolving credit facility that would have expired in September 2006. At December 31, 2005, we had $113.9 million available under that facility. In June 2006, when we terminated the former revolving credit facility, we expensed the remaining deferred fees from that facility of $0.6 million.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

In June 2006, Ferro borrowed $95 million of the term loan facility to partially repay the former revolving credit facility. In July and August of 2006, we borrowed another $155 million of the term loan facility to repay $155 million of outstanding debentures, as bondholders accelerated payment of these obligations due to defaults caused by our delayed financial filings with the U.S. Securities and Exchange Commission (“SEC”) for 2005. In addition, in January 2007, we borrowed $55 million of the term loan facility and used the proceeds to reduce borrowings under the revolving credit facility. At that time, we also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. See further discussion under “Senior Notes and Debentures” below. Ferro is required to make quarterly principal payments equal to 0.25% of the amount borrowed under the term loan facility beginning in April 2007.

Interest rates for borrowings under the New Credit Facility are equal to the sum of (A) at our option, either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on Ferro’s debt rating, or for the term loan facility, a fixed margin. At December 31, 2006, the average interest rate was 8.1% for revolving credit borrowings and 8.1% for term loan borrowings. At December 31, 2005 the average interest rate for borrowings against the former revolving credit facility was 6.4%.

The New Credit Facility is secured by substantially all of Ferro’s assets, generally including 100% of the shares of the Company’s domestic subsidiaries and 65% of the shares of the foreign subsidiaries directly owned by the domestic parent company, but excluding trade receivables sold pursuant to our accounts receivable sales programs. This security interest is shared with the holders of the Company’s senior notes, as required under their indenture.

The New Credit Facility contains customary operating covenants that limit our ability to engage in certain activities, including additional loans and investments; creation of liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. Failure to satisfy certain of these covenants, either immediately or within a brief period, would result in a default. If a default should occur and be continuing and we have not obtained a waiver, the obligations under the New Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment. At December 31, 2006, we were in compliance with the covenants of the New Credit Facility.

Senior Notes and Debentures

The Company’s senior credit rating was B+ by Standard & Poor’s Rating Group (“S&P”) at December 31, 2006. The Company is not currently rated by any other debt-rating agency.

The indentures for the senior notes and the debentures contain operating covenants that limit our ability to engage in certain activities, including corporate consolidations, mergers, transfers of assets, and sale and leaseback transactions. The indentures contain cross-default provisions with other debt obligations that exceed $10 million of principal outstanding. In addition, the terms of the indentures require us to file with the Trustee copies of Ferro’s annual reports on Form 10-K, quarterly reports on Form 10-Q and an Officers’ Certificate relating to our compliance with the terms of the indentures within 120 days after the end of our fiscal year. We stopped satisfying these reporting requirements when we delayed filing Ferro’s Form 10-Q for the second quarter of 2004 due to the restatements of the Company’s 2003 and first quarter 2004 results. As we anticipated and planned for, in March and April 2006, we received notices of default from a holder and the Trustee of the senior notes and debentures of which $355 million was outstanding. The notices of default related only to financial reports and the related Officers’ Certificate. Under the terms of the indentures, we had 90 days from the notices of default in which to cure the deficiencies identified in the notices or obtain waivers, or defaults would have occurred and the holders of the senior notes or debentures or the Trustee could declare the principal immediately due and payable. At the end of these periods, the deficiencies had not been cured and waivers had not been obtained. During July and August 2006, the bondholders accelerated the payment of the principal amount of the debentures, of which $155 million was

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

outstanding, and the Company funded the accelerated payments by borrowing against the term loan facility discussed above. As a result, we expensed the remaining unamortized discounts and deferred fees of $1.9 million associated with these debentures. In December 2006, we became current with all of our financial reporting requirements under the indenture for the senior notes, and the related default was no longer continuing.

The senior notes are redeemable at our option at any time for the principal amount then outstanding plus the present value of unpaid interest through maturity. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.

Receivable Sales Programs

We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to FFC, a wholly-owned unconsolidated QSPE. FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“conduits”) for proceeds of up to $100.0 million. FFC had received net proceeds of $60.6 million and $1.0 million for outstanding receivables at December 31, 2006 and 2005, respectively. FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the conduits, provides normal collection and administration services with respect to the trade accounts receivable sold.

Activity from this program is detailed below:

	2006	2005	2004
	(Dollars in thousands)

Trade accounts receivable sold to FFC	$994,436	$946,187	$923,656
Cash proceeds from FFC	1,090,485	941,988	906,696
Trade accounts receivable collected and remitted to FFC and the conduits	1,005,885	944,630	904,514

Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. We measure the fair value of the note receivable on a monthly basis using our best estimate of FFC’s ability to pay based on the undiscounted expected future cash collections on the outstanding accounts receivable sold. Actual cash collections may differ from these estimates and would directly affect the fair value of the note receivable.

In June 2006, we amended the program to cure a default that resulted from a credit rating downgrade, to modify the reporting requirements to more closely match those in the New Credit Facility, and to extend the program to June 2009. The program contains operating covenants that limit FFC’s ability to engage in certain activities, including borrowings, creation of liens, mergers, and investing in other companies. The program also requires FFC and Ferro to provide periodic financial statements and reports on the accounts receivable and limits our ability to make significant changes in receivable collection practices. In addition, FFC is required to maintain a minimum tangible net worth. To meet this requirement, we invested an additional $25 million in FFC in June 2006. The program is subject to customary termination events, including non-performance, deterioration in the quality of the accounts receivable pool, and cross-default provisions with Ferro’s New Credit Facility and other debt obligations with principal outstanding of at least $5 million. If a termination event occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting FFC’s accounts receivable.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $49.2 million and $29.1 million at December 31, 2006 and 2005, respectively. The amount of outstanding receivables sold under the international programs was $33.7 million and $19.3 million at December 31, 2006 and 2005, respectively.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $21.0 million and $18.7 million at December 31, 2006 and 2005, respectively. The unused portions of these lines provided $18.7 million and $14.1 million of additional liquidity at December 31, 2006 and 2005, respectively.

6.	Financial Instruments

The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:

•	Cash and cash equivalents;

•	Accounts and trade notes receivable;

•	Notes receivable;

•	Deposits;

•	Miscellaneous receivables;

•	Short-term loans payable to banks; and

•	Accounts payable and accrued liabilities.

Long-term Debt

The carrying values of borrowings under the New Credit Facility and the former revolving credit facility approximate their fair values, due to their variable market interest rates. The fair values of Ferro’s senior notes and debentures are based on a third party’s estimated bid price. The fair values of other long-term notes are estimated using present value techniques.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Senior notes	$199,273	$205,500	$198,909	$209,500
Debentures	—	—	153,924	143,700
Other long-term notes	1,008	899	1,560	1,425

Derivative Instruments

We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. Our principal foreign currency exposures relate to the Euro, the British Pound Sterling, the Japanese Yen, and the Chinese Yuan. The maturities of these foreign currency forward contracts are consistent with the terms of the underlying exposures that are generally less than one year. We do not engage in speculative transactions for trading purposes. We enter into these forward contracts with major reputable multinational financial institutions. Accordingly, we do not anticipate counter-party default. We mark these contracts to

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

fair value at the end of each reporting period and recognize the resulting gains or losses as other income or expense from foreign currency transactions.

We hedge a portion of our exposure to changes in the pricing of certain raw material commodities using derivative instruments. We hedge our exposure principally through swap arrangements that allow us to fix the price of the commodities for future purchases. These swap arrangements are settled in cash at their maturities. We mark these contracts to fair value and recognize the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of sales. The amount at December 31, 2006, that was expected to be reclassified into earnings within the next 12 months was $2.4 million of income.

Precious metals (primarily silver, platinum and palladium) represent a significant portion of raw material costs in our Electronic Materials products. Sometimes when an order for these products is placed, the customer requests a fixed price for the precious metals content. In these instances, we enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, we enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the fixed price sales contract. We mark these contracts to fair value at the end of each reporting period and recognize the resulting gains or losses as miscellaneous income or expense, respectively.

Ferro purchases portions of its natural gas requirements under fixed price contracts to reduce the volatility of cost changes. For contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. Our purchase commitment for natural gas under normal purchase contracts was $6.3 million at December 31, 2006.

The notional amount, carrying amount and fair value of these derivative instruments at December 31 were as follows:

	2006	2005
	(Dollars in thousands)

Foreign currency forward contracts:
Notional amount	$121,430	$119,348
Carrying amount and fair value	$(640)	$121
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	2,004	3,092
Carrying amount and fair value	$1,939	$111
Precious metals forward contracts:
Notional amount (in troy ounces)	183,264	61,050
Carrying amount and fair value	$192	$302
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	120,000	1,190,000
Carrying amount and fair value	$(442)	$2,127

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

7.	Income Taxes

Income taxes are based on our earnings (losses) from continuing operations before income taxes as presented in the following table:

	2006	2005	2004
	(Dollars in thousands)

U.S.	$(26,279)	$(13,478)	$(80)
Foreign	51,867	37,550	31,272

Total	$25,588	$24,072	$31,192

Under the liability method of accounting for income taxes, we determine deferred income tax assets and liabilities based on the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. We measure these differences using the income tax rates and laws that are currently in effect.

Our income tax expense (benefit) from continuing operations consists of the following components:

	2006	2005	2004
	(Dollars in thousands)

Current:
U.S. federal	$—	$(240)	$2,151
Foreign	18,929	16,022	11,484
State and local	(189)	271	194

	18,740	16,053	13,829
Deferred:
U.S. federal	(2,065)	(5,258)	(3,650)
Foreign	(11,993)	(2,948)	(6,780)
State and local	344	(919)	(47)

	(13,714)	(9,125)	(10,477)

Total income tax	$5,026	$6,928	$3,352

In addition to total income tax expense above, tax expense (benefit) we allocated directly to shareholders’ equity is detailed in the following table:

	2006	2005	2004
	(Dollars in thousands)

Pension benefit liability adjustments	$1,085	$(5,125)	$(6,371)
Other adjustments to other comprehensive income	372	(11)	121
Dividends on performance shares	(45)	(42)	(57)
Stock options exercised	(208)	(181)	(785)

Total income tax expense (benefit) allocated to shareholders’ equity	$1,204	$(5,359)	$(7,092)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustment of valuation allowances	(29.2)	1.0	(9.9)
U.S. tax cost of foreign dividends	29.0	6.3	4.2
Foreign tax rate difference	(12.2)	0.9	(9.1)
Net adjustment of prior year accrual	6.9	(3.1)	(6.6)
Extraterritorial income exclusion	(4.1)	(6.2)	(4.4)
Effect of equity earnings	(3.3)	(3.6)	(1.9)
ESOP dividend tax benefit	(2.3)	(3.0)	(2.5)
Miscellaneous	(.2)	1.5	5.9

Effective tax rate	19.6%	28.8%	10.7%

The components of deferred tax assets and liabilities at December 31 were:

	2006	2005
	(Dollars in thousands)

Deferred tax assets:
Pension and other benefit programs	$72,920	$79,712
Foreign tax credit carryforwards	38,040	32,587
Foreign net operating loss carryforwards	23,480	24,206
Other credit carryforwards	8,441	7,976
Accrued liabilities	8,372	7,699
Inventories	8,284	2,907
U.S. federal and state net operating loss carryforwards	5,211	8,051
Allowance for doubtful accounts	2,786	3,132
Other	4,101	2,109

Total deferred tax assets	171,635	168,379
Deferred tax liabilities:
Property, equipment and intangibles — depreciation and amortization	60,334	70,949
Unremitted earnings of foreign subsidiaries	6,072	—
Other	—	516

Total deferred tax liabilities	66,406	71,465

Net deferred tax asset before valuation allowance	105,229	96,914
Valuation allowance	(4,023)	(9,651)

Net deferred tax assets	$101,206	$87,263

In 2006, we capitalized research and development expenses for tax purposes only and created a deferred tax asset of $7.9 million. In the table above, we netted this deferred tax asset against deferred tax liabilities under the caption of property, equipment and intangibles — depreciation and amortization. We will amortize this deferred tax asset over a useful life of 10 years.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

We had benefits from domestic federal and state operating loss carryforwards and foreign operating loss carryforwards for tax purposes, some of which can be carried forward indefinitely and others expire in one to twenty years.

We established a valuation allowance due to the uncertainty of realizing certain state and foreign net operating loss carryforwards. The overall decrease in the valuation allowance in 2006 was the result of a net $6.8 million decrease in the valuation reserve for certain foreign net operating losses, partially offset by an increase of $1.1 million related to state net operating losses and tax credits. At December 31, 2006, $1.7 million of the valuation allowance related to losses incurred by acquired companies prior to our purchase, and any future reduction of this portion of the valuation allowance will be recognized as a reduction of goodwill and other intangibles, rather than as tax benefits in the statement of income.

At December 31, 2006, we had tax benefits from foreign tax credit carryforwards for tax purposes that can be carried forward for ten years. In our opinion, it is more likely than not that the credits will be utilized before expiration. These carryforwards expire in the following years:

(Dollars in
thousands)

2011	$3,178
2012	7,370
2013	6,841
2014	4,633
2015	11,433
2016	4,585

Total	$38,040

We classified net deferred income tax assets as of December 31, as detailed in the following table:

	2006	2005
	(Dollars in thousands)

Current assets	$18,175	$40,732
Non-current assets	94,662	61,130
Current liabilities	(594)	(597)
Non-current liabilities	(11,037)	(14,002)

Net deferred tax assets	$101,206	$87,263

We have provided $6.1 million for deferred income taxes on approximately $76.0 million of undistributed earnings of certain foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $63.7 million, since we intend to indefinitely reinvest the earnings.

8.	Contingent Liabilities

In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We are vigorously defending the Company in those actions and believe we would have a claim for indemnification by the former owner

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

of our heat stabilizer business if the Company were found liable. Because these actions are in their preliminary stages, we cannot determine the outcomes of these lawsuits at this time.

In a July 2004 press release, we announced that our Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that our Audit Committee would investigate possible inappropriate accounting entries in the Polymer Additives business. We were later sued in a series of putative securities class action lawsuits related to this July 2004 announcement. Those lawsuits were consolidated into a single case, and the consolidated case is currently pending in the United States District Court for the Northern District of Ohio against the Company, our deceased former Chief Executive Officer, our former Chief Financial Officer, and a former operating Vice President of the Company. This claim is based on alleged violations of Federal securities laws. We consider these allegations to be unfounded and are defending this action vigorously. We have notified Ferro’s directors and officers liability insurer of the claim. Because this action is in its preliminary stage, we cannot determine the outcome of this litigation at this time.

Also following this July 2004 press release, four derivative lawsuits were filed and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. In March 2006, the Court dismissed the consolidated derivative action without prejudice. In April 2006, the plaintiffs filed a motion seeking relief from the judgment that dismissed the derivative lawsuit and seeking to amend their complaint further following discovery. The plaintiffs’ motion was denied. Later in April 2006, plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filing. We have notified Ferro’s directors and officers liability insurer of the claim. Because this appeal is in the preliminary stage, we cannot determine the outcome of this litigation at this time.

Finally, in June 2005, a putative class action lawsuit was filed against the Company and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans in connection with the matters announced in the July 2004 press release. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit with prejudice in exchange for a settlement amount of $4.0 million, which would be paid by the Company’s liability insurer subject to our satisfaction of the remaining retention amount under the insurance policy. The Company and the individual defendants have expressly denied any and all liability. The United States District Court granted preliminary approval of the settlement in November 2006. Several conditions must be met before the settlement becomes final. We do not expect the ultimate outcome of the lawsuit to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations related to the same allegations. Our Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. Ferro promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend Ferro and its Belgian subsidiary with respect to these investigations. In response to our notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters. In December 2005, the Hungarian authorities imposed a de minimus fine on our Belgian subsidiary, and we expect the German and Belgian authorities also to assess fines for the alleged conduct. We cannot predict the amount of fines that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for such fines.

In October 2005, we disclosed to the New Jersey Department of Environmental Protection (“NJDEP”) that we had identified potential violations of the New Jersey Water Pollution Control Act, and that we had started an investigation of the possible violations. We also committed to report any violations and to undertake any necessary remedial actions. In September 2006, we entered into an agreement with the NJDEP under which we paid the State

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

of New Jersey a civil administrative penalty of approximately $0.2 million in full settlement of the violations. In December 2006, a former employee pled guilty to a charge of negligently submitting false information and was fined accordingly.

In late February 2007, we discovered that some of the values shown on certificates of analysis provided to customers by its Specialties Plastics business were inaccurate. While we are uncertain as to when these inaccuracies began or their source, we believe the material currently being shipped by our Specialty Plastics business is consistent with the overall quality of past shipments. We are in the process of compiling historical physical properties data on products supplied to customers in the past and will work with the customers to show how the historical data can be utilized as the basis for establishing shipping specifications consistent with what those customers have been receiving. While it is possible some customers may not accept products with the new shipping specifications or otherwise may assert claims relating to this issue, we cannot predict at this time the financial effects of any resulting lost business or claims.

There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

At December 31, 2006 and 2005, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $20.8 million and $21.8 million, respectively. These agreements primarily relate to the Ferro’s insurance programs, natural gas contracts, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

During 2006, we entered into an agreement to contingently make an additional contribution above the requirements of local statutory law to one international defined benefit plan if we terminate the participants in the plan prior to December 31, 2012. We may avoid the additional contribution if we transfer the participants and their accrued benefits to a third party. We would be required to make an additional contribution of $4.7 million should we terminate these participants in 2007, declining to $1.1 million should we terminate them in 2012.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

9.	Retirement benefits

Defined Benefit Pension Plans

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$351,896	$315,162	$175,803	$173,586
Service cost	6,489	9,835	6,131	6,540
Interest cost	19,897	18,793	7,949	7,420
Amendments	—	—	(295)	—
Curtailments	(16,965)	—	—	—
Settlements	—	—	(914)	(1,125)
Plan participants’ contributions	13	17	659	655
Benefits paid	(17,522)	(16,084)	(7,844)	(6,728)
Actuarial (gain) loss	(7,890)	24,173	(2,962)	17,295
Exchange rate effect	—	—	19,055	(21,840)

Benefit obligation at end of year	$335,918	$351,896	$197,582	$175,803

Accumulated benefit obligation at end of year	$334,319	$332,835	$185,066	$165,516

Change in plan assets:
Fair value of plan assets at beginning of year	$226,480	$192,030	$119,355	$120,077
Actual return on plan assets	20,264	18,654	6,510	12,707
Employer contributions	29,502	31,863	11,962	8,993
Plan participants’ contributions	13	17	659	655
Benefits paid	(17,522)	(16,084)	(7,844)	(6,728)
Effect of settlements	—	—	(914)	(1,125)
Exchange rate effect	—	—	13,710	(15,224)

Fair value of plan assets at end of year	$258,737	$226,480	$143,438	$119,355

Reconciliation of accrued costs:
Funded status	$(77,181)	$(125,416)	$(54,144)	$(56,448)
Contributions between measurement date and end of year	973	6,090	—	—
Unrecognized net loss	NA *	108,032	NA *	26,361
Unrecognized prior service cost	NA *	4,831	NA *	2,788

Net amount recognized	$(76,208)	$(6,463)	$(54,144)	$(27,299)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
	(Dollars in thousands)

Amounts recognized in the balance sheet:
Other current assets	$—	$—	$—	$97
Other non-current assets	—	1,367	575	38
Accrued expenses and other current liabilities	(33)	—	(1,523)	—
Postretirement and pension liabilities	(76,175)	(100,265)	(53,196)	(49,883)
Accumulated other comprehensive loss (pre-tax)	NA *	92,435	NA *	22,449

Net amount recognized	$(76,208)	$(6,463)	$(54,144)	$(27,299)

Weighted-average assumptions as of the measurement date:
Discount rate	6.05%	5.90%	4.69%	4.30%
Rate of compensation increase	3.25%	3.38%	3.05%	3.09%

Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$335,918	$351,896	$180,631	$173,292
Plan assets	258,737	226,480	125,912	116,574

Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$335,918	$351,896	$170,727	$159,412
Accumulated benefit obligations	334,319	332,835	162,092	150,469
Plan assets	258,737	226,480	117,790	103,805

			Estimated Amounts That
	Amounts Recognized in		Will Be Amortized
	Accumulated Other Comprehensive Income at		from Accumulated Other Comprehensive Income
	December 31, 2006		in 2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)

Net loss	$(82,454)	$(19,974)	$(5,833)	$(557)
Prior service cost	(1,183)	(2,357)	(173)	(126)

Accumulated other comprehensive loss	$(83,637)	$(22,331)	$(6,006)	$(683)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$6,489	$9,835	$8,496	$6,131	$6,540	$6,114
Interest cost	19,896	18,793	17,915	7,949	7,420	7,460
Expected return on plan assets	(19,232)	(16,185)	(15,837)	(5,899)	(5,910)	(5,973)
Amortization of prior service cost	81	(56)	(32)	121	(30)	112
Net amortization and deferral	5,783	5,948	5,606	1,058	877	524
Curtailment and settlement effects	(2,524)	—	—	(24)	(353)	(66)

Total	$10,493	$18,335	$16,148	$9,336	$8,544	$8,171

Weighted-average assumptions:
Discount rate	5.90%	6.10%	6.25%	4.34%	4.77%	5.41%
Rate of compensation increase	3.38%	3.36%	2.64%	3.09%	3.19%	3.28%
Expected return on plan assets	8.50%	8.50%	8.75%	4.63%	5.26%	5.54%

In 2006, we announced changes to certain of our defined benefit pension plans. Employees who had been participating in our largest U.S. pension plan stopped accruing benefit service after March 31, 2006. As a result, we recorded a curtailment gain of $2.5 million and reduced our additional minimum pension liability by $4.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity. The effected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. These changes do not affect current retirees or former employees.

We base the expected return on plan assets at the beginning of the year on the weighted-average expected return for the target asset allocations of the principal asset categories held by each plan. In determining the expected return, the Company considers both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions.

The Company establishes asset allocation ranges for each major category of plan assets. The risks inherent in the various asset categories are considered along with the benefit obligations, financial status and short-term liquidity needs of the fund. The target allocation for each major asset category and the actual weighted average asset allocations at the pension plan measurement dates were:

	U.S. Plans			Non-U.S. Plans
	Target			Target
	Allocation	2006	2005	Allocation	2006	2005

Debt Securities	31%	32%	39%	60%	62%	63%
Equity Securities	69	68	61	35	29	31
Other	—	—	—	5	9	6

Total	100%	100%	100%	100%	100%	100%

The Company’s U.S. pension plans held 424,651 and 424,651 shares of the Company’s common stock with a market value of $8.8 million and $8.0 million at December 31, 2006 and 2005, respectively, and received $0.2 million of dividends from the Company’s common stock in 2006, 2005 and 2004.

We expect to contribute approximately $23.6 million to our U.S. pension plans and $8.5 million to our non-U.S. pension plans in 2007.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

We estimate that future pension payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)

2007	$17,253	$7,537
2008	18,114	7,717
2009	18,536	9,763
2010	18,928	8,711
2011	19,487	9,517
2012-2016	105,871	53,009

Postretirement Health Care and Life Insurance Benefit Plans

	2006	2005
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$59,406	$54,005
Service cost	690	799
Interest cost	3,287	3,160
Effect of curtailment	(5,457)	—
Benefits paid	(3,541)	(3,757)
Actuarial loss (gain)	6,090	5,199

Benefit obligation at end of year	$60,475	$59,406

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,541	3,757
Benefits paid	(3,541)	(3,757)

Fair value of plan assets at end of year	$—	$—

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

	2006	2005
	(Dollars in thousands)

Reconciliation of accrued costs:
Funded status	$(60,475)	$(59,406)
Contributions between measurement date and end of year	788	909
Unrecognized net actuarial loss (gain)	NA *	(4,926)
Unrecognized prior service cost (benefit)	NA *	(2,718)

Net amount recognized	$(59,687)	$(66,141)

Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(4,479)	$—
Postretirement and pension liabilities	(55,208)	(66,141)
Accumulated other comprehensive income	NA *	—

Net amount recognized	$(59,687)	$(66,141)

Weighted-average assumptions as of December 31:
Discount rate	5.90%	5.90%
Current trend rate for health care costs	10.10%	9.30%
Ultimate trend rate for health care costs	5.20%	5.20%
Year that ultimate trend rate is reached	2017	2013

		Estimated Amounts That
	Amounts Recognized in	Will Be Amortized
	Accumulated Other	from Accumulated Other
	Comprehensive Income at	Comprehensive Income
	December 31, 2006	in 2007
	(Dollars in thousands)

Net loss	$(1,164)	$—
Prior service credit (cost)	4,887	(1,172)

Accumulated other comprehensive income (loss)	$3,723	$(1,172)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. This Act provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare D. In 2006, this subsidy contributed to the accumulated other comprehensive income of $3.7 million. Without the effect of this subsidy, the result would have been an accumulated other comprehensive loss of $3.1 million.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

	2006	2005	2004
	(Dollars in thousands)

Components of cost:
Service cost	$690	$799	$902
Interest cost	3,287	3,160	3,361
Amortization of prior service cost	(835)	(558)	(558)
Net amortization and deferral	—	(232)	(97)
Curtailment and settlement effects	(2,453)	—	—

Total	$689	$3,169	$3,608

Weighted-average assumptions:
Discount rate	5.90%	6.10%	6.25%
Current trend rate for health care costs	9.30%	10.30%	11.20%
Ultimate trend rate for health care costs	5.20%	5.20%	5.20%
Year that ultimate trend rate is reached	2013	2013	2013

In 2006, we limited eligibility for retiree medical and life insurance coverage for nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for postretirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007. As a result, we recorded a curtailment gain of $2.5 million in 2006.

A one-percentage point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on total of service and interest cost component	$360	$(300)
Effect on postretirement benefit obligation	$5,111	$(4,320)

We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before	After
	Medicare Subsidy	Medicare Subsidy
	(Dollars in thousands)

2007	$4,923	$4,479
2008	5,408	4,879
2009	5,325	4,765
2010	5,275	4,696
2011	5,259	4,674
2012-2016	24,518	21,671

Other Retirement Plans

We also sponsor unfunded nonqualified defined benefit retirement plans for certain employees, and for these plans we expensed $6.1 million, $2.3 million and $2.1 million in 2006, 2005 and 2004, respectively. For 2006, components of the expense were service cost of $0.1 million, interest cost of $0.5 million, amortization of prior service cost of $0.1 million, amortization of net loss of $0.3 million, curtailment loss of $0.2 million, and settlement losses of $4.9 million. The settlement losses related primarily to a lump sum payment to the beneficiary of our deceased former Chief Executive Officer. These lump sum payments and other distributions from the nonqualified

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

defined benefit retirement plans totaling $11.7 million have been reflected in the 2006 consolidated statement of cash flows as adjustments to reconcile net income to net cash provided by operating activities under the caption of “retirement benefits.” For 2005, components of the expense were service cost of $0.2 million, interest cost of $1.0 million, amortization of prior service cost of $0.2 million, and amortization of net loss of $0.9 million.

At December 31, 2006, the benefit obligation was $4.8 million, the current liability was $0.5 million, and the non-current liability was $4.2 million. As a result of the 2006 settlements, we reduced our additional minimum pension liability by $3.3 million, net of tax, as a credit to Other Comprehensive Income in shareholders’ equity. At December 31, 2005, the benefit obligation was $16.1 million, the unrecognized actuarial loss was $7.6 million, the accrued benefit liability was $15.6 million, and the accumulated other comprehensive loss was $7.2 million. We estimate that future benefit payments will be as follows: $0.5 million in each of 2007 through 2011, and $2.3 million for the five-year period of 2012-2016.

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest gradually over a period of five years from date of employment and are based on the employee’s contributions. The expense applicable to these plans was $7.8 million, $5.6 million and $5.2 million in 2006, 2005 and 2004, respectively.

Effects of Restructuring Activities on Retirement Benefits

In November 2006, the Company announced restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, the Company will record a net curtailment loss of $0.3 million for pension benefits related to this closing. We will also record a net curtailment gain of approximately $1.9 million for other benefits for the closing, but the timing and eventual amount depend on when employees are terminated.

10.	Serial Convertible Preferred Stock

We are authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”) at a price of $46.375 per share for a total consideration of $70.5 million. All shares of the Series A Preferred Stock have been allocated to participating individual employee accounts. The Trustee may redeem the Series A Preferred Stock to provide for distributions to, loans to, or withdrawals by participants or to satisfy an investment election provided to participants. The Company can redeem any or all of the Series A Preferred Stock at any time. The redemption price is $46.375 per preferred share plus earned but unpaid dividends as of the date of redemption. In addition, the Trustee can convert any or all of the Series A Preferred Stock at any time into Ferro common stock at a conversion rate of 2.5988 shares of common stock (adjusted for stock splits) per preferred share.

Each share of Series A Preferred Stock carries one vote, voting together with the common stock on most matters. The Series A Preferred Stock accrues dividends at an annual rate of 7% on shares outstanding. The dividends are cumulative from the date of issuance. To the extent the Company is legally permitted to pay dividends and the Board of Directors declares a dividend payable, Ferro pays dividends on a quarterly basis. In the case of liquidation or dissolution of the Company, the holders of the Series A Preferred Stock are entitled to receive $46.375 per preferred share, or $25.00 per preferred share in the event of involuntary liquidation, plus earned but unpaid dividends, before any amount is paid to holders of the Company’s common stock.

There were 366,415 shares of Series A Preferred Stock outstanding at December 31, 2006, and 442,271 shares outstanding at December 31, 2005. The number of shares redeemed was 75,856 in 2006 (47,378 in 2005 and 113,793 in 2004).

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

11.	Common Stock

We did not purchase common stock on the open market in 2006, 2005 or 2004. Under our current treasury stock purchase program, we had remaining authorization to acquire 4,201,216 shares at December 31, 2006. The New Credit Facility limits our ability to purchase shares.

Previously, the Company maintained a Shareholder Rights Plan, but the rights under this plan expired in April 2006.

12.	Stock-based Compensation

In November 2006, our shareholders approved the 2006 Long-Term Incentive Plan (the “Plan”), which replaced the earlier 2003 Long-Term Incentive Compensation Plan that had been approved by our shareholders in April 2003. The Plan’s purpose is to promote the Company’s and the shareholders’ long-term financial interests and growth by attracting, retaining and motivating high-quality executives and directors and aligning their interests with those of our shareholders. The Plan authorizes us to grant several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock-based awards, and dividend equivalent rights. Unissued authorized shares or treasury stock may be issued under the Plan. Generally, Ferro has issued treasury stock to satisfy the common stock requirements of its long-term incentive plans. The Plan has an effective date of September 28, 2006, and reserves 3,000,000 common shares for future issuance.

Previous employee stock option plans and the 1997 Performance Share Plan authorized different types of long-term incentives, including stock options, stock appreciation rights, performance shares and common stock awards. No further grants may be made under Ferro’s previous employee stock option plans or under Ferro’s 1997 Performance Share Plan. However, any outstanding awards or grants made under these plans will continue until the end of their specified terms. Stock options granted under the previous plans have terms of 10 years and performance share awards granted under those plans have terms of three years.

Stock options and performance shares are the only grant types currently outstanding. These are discussed separately below because of the significant differences between the two grant types.

Stock Options

General Information

The Compensation Committee of the Board of Directors (the “Committee”) awards stock options under the Plan and generally grants stock options during regularly scheduled meetings. The exercise price of stock options granted may not be less than the per share fair market value of the Company’s common stock on the date of the grant. Stock options have a term of 10 years and vest evenly over four years on the anniversary of the grant date. In the case of death, retirement, disability or change in control, the stock options become 100% vested and exercisable.

Stock Option Valuation Model and Method Information

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. We use judgment in selecting these assumptions because they may significantly impact the timing and amount of compensation expense and we base our judgments

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

primarily on historical data. When appropriate, we adjust the historical data for circumstances that are not likely to occur in the future. We adjust the assumptions each year based upon new information.

We estimate stock option forfeitures based upon historical employee termination rates. The following table details the estimation method and the ranges of assumptions used for differing grants of stock options:

Assumption	Estimation Method	Range

Expected life, in years	Historical stock option exercise experience	6.80 to 8.20
Risk-free interest rate	Yield of U.S. Treasury Bonds with remaining life equal to expected life of the stock option	3.50% to 5.94%
Expected volatility	Historical daily price observations of the Company’s common stock over a period equal to the expected life of the stock option	28.07% to 37.30%
Expected dividend yield	Historical dividend rate at the date of grant	2.18% to 3.00%

Stock Option Activity Information

A summary of the stock option activity for 2006, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(Dollars in
				thousands)

Outstanding at January 1, 2006	4,829,900	$22.23
Granted	608,250	20.52
Exercised	(237,610)	17.54
Forfeited or expired	(342,865)	22.91

Outstanding at December 31, 2006	4,857,675	22.20	5.3	$1,805

Exercisable at December 31, 2006	3,643,321	22.54	4.2	1,357

Vested or expected to vest at December 31, 2006	4,757,337	22.24	5.2	1,755

The weighted-average grant-date fair value of stock options granted during 2006 was $5.93, during 2005 it was $5.17, and during 2004 it was $6.65.

We calculated the aggregate intrinsic value in the table above by subtracting the total pretax difference between our common stock’s closing fair market value per share on the last trading day of the year and the stock option exercise price for each grant and that result by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options. At December 31, 2006, there were 1.2 million in-the-money stock options. We do not record the aggregate intrinsic value for financial accounting purposes and the value changes daily based on the changes in the fair market value of our common stock.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

Information related to the stock options exercised follows:

	2006	2005	2004
	(Dollars in thousands)

Proceeds from the exercise of stock options	$4,169	$1,849	$6,606
Intrinsic value of stock options exercised	577	533	2,414
Income tax benefit related to stock options exercised	202	181	785

A summary of the status of the Company’s nonvested stock options as of December 31, 2006, and changes during 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	1,209,182	$6.18
Granted	608,250	5.93
Vested	(416,077)	6.74
Forfeited	(187,001)	5.74

Nonvested at December 31, 2006	1,214,354	5.93

Stock-Based Compensation Expense Information

A summary of the amounts recorded and to be recorded related to stock-based compensation related to stock options for 2006 follows:

(Dollars in
thousands)

Compensation expense recorded in selling, general and administrative expenses	$3,035
Total fair value of stock options vested	3,230
Unrecognized compensation cost related to stock options	5,035
Expected weighted-average recognition period for unrecognized compensation, in years	2.4

During 2006, we recorded deferred income tax benefits related to compensation expense for stock options of $1.1 million. We elected the simplified transition method for accounting for the income tax effects of share-based payment awards.

Performance Shares

General Information

We maintain multiple performance share awards whereby these awards, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. The plans have a term of three years and we establish a new plan each year. Therefore, there are three plans outstanding at a given point in time. On the grant date, we issue restricted common stock to the participants and a trustee holds the shares for the benefit of the participants until the end of the performance period. During the performance period, participants have voting rights and receive dividends on the restricted common shares.

We pay half of the value of any earned performance shares in cash and half in unrestricted common shares. The portions of the awards that will be paid in cash are treated as liabilities, and therefore, we remeasure our liability, and the related compensation expense, at the balance sheet date based upon the fair value of the Company’s common stock. We treat the awards that are settled with common stock as equity awards, and therefore, the amount

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

of stock-based compensation we record over the performance period is equal to the fair value on the grant date. The compensation expense for all performance share awards is adjusted for the achievement of the performance share award’s performance conditions based upon our best estimate using available facts and circumstances.

Performance Share Award Information

In the following table, we have identified the potential number of common shares that may be issued and the common stock price on the date of grant for each plan. For the portion of the awards that are treated as liabilities, the awards were remeasured using the common stock closing market price of $20.69 at December 31, 2006.

		Potential Number	Weighted-Average	Potential Future
	Potential Number	of Shares at	Common	Stock-Based
	of Shares at	December 31,	Stock Price at	Compensation
Plan	Grant Date	2006	Grant Date	Expense
	(In thousands, except per share amounts)

2004 – 2006	118,100	86,900	$26.50	$—
2005 – 2007	127,900	92,600	19.39	120
2006 – 2008	251,200	235,300	17.79	2,484

The potential compensation expense is reduced during the performance period by forfeitures and non-attainment of performance conditions. However, actual compensation expense related to the 2006 – 2008 Plan may be greater than the amount in the table above because the plan allows for us to pay up to 200% of the grant date value if the Company’s performance goals are exceeded. Conversely, the actual compensation expense related to the 2006 – 2008 Plan may be lower than the amount in the table if the Company’s performance goals are not met.

At December 31, 2006 we estimated each plan’s average achievement percentage as follows:

Achievement
Plan	Percentage

2004 – 2006	37.5%
2005 – 2007	19.5%
2006 – 2008	80.0%

Performance Share Award Payout Information

In August 2006 we settled the awards for the 2003 – 2005 Plan based upon the common stock price of $19.56 per share, which by the terms of the performance share awards, represents the average closing price of a share of common for the first ten days of the last month of the performance period. We issued 13,728 non-restricted common shares and paid participants a total of $0.3 million. The average attainment percentage for this plan was 23.3%.

Stock-Based Compensation Expense Information

A summary of the amounts recorded and to be recorded related to stock-based compensation related to the performance share awards follows:

	2006	2005
	(Dollars in thousands)

Compensation expense recorded in selling, general and administrative expenses	$1,224	$(511)
Estimated future compensation cost	2,603	321

The expected recognition period for the estimated future compensation cost was 2.0 years for 2006 and 2005. As of December 31, 2006, the Company had accrued $1.7 million of compensation related to the performance

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

share awards. During 2006, we recorded deferred income tax benefits related to compensation expense for performance share awards of $0.4 million.

13.	Restructuring and Cost Reduction Programs

During 2006, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

In July 2006, we announced that we were restructuring our European operations, including a portion of our Performance Coatings and Color and Glass Performance Materials segments. Our Italian manufacturing operations and administrative functions will be largely consolidated with Spain, where additional production capacity is being constructed. Additionally, we are consolidating our decorative colors production, primarily from Frankfurt, Germany, to Colditz, Germany. As a result of these activities, we plan to reduce our workforce by approximately 150 employees. We expect these actions to significantly reduce the cost structure of our manufacturing operations. During 2006, we recorded $4.9 million of charges for these restructuring activities, of which $0.8 million related to our Performance Coatings segment and $4.1 million related to our Color and Glass Performance Materials segment. Included in the Performance Coatings charges was $0.8 million for severance benefits. The Color and Glass Performance Materials restructuring expenses include $1.0 million to reflect the impairment of equipment made obsolete due to this plan, as well as $3.1 million for one-time termination benefits for affected employees.

In November 2006, we announced that we were restructuring the Electronic Materials segment due to excess capacity we had for the production of dielectric and industrial ceramic products. We will cease production at our Niagara Falls, New York, manufacturing facility by the end of 2007 and transfer some of its production to facilities in Penn Yan, New York, and Uden, Netherlands. The closure will impact approximately 153 employees. During 2006, we recorded $16.1 million of restructuring charges as a result of these actions, of which $14.5 million related to impairments of fixed assets and identifiable intangible assets. Additionally, we identified and eliminated another ten positions in a European plant during December 2006. We incurred costs of $0.4 million for the related termination benefits.

As part of continuing cost improvement efforts, we also announced and completed workforce reductions in our Specialty Plastics and Polymer Additives segments, which affected 37 employees. During 2006, we recorded restructuring costs of $1.4 million associated with termination benefits. Additionally, we closed plastics manufacturing operations at one small international facility and recorded asset impairment costs of $0.2 million for equipment made obsolete because of this program. During 2007, we expect to incur additional charges of $0.7 million for the completion of these efforts.

The charges that we incurred in 2005 and 2004 related to earlier cost reduction and restructuring programs. These programs included employment cost reductions in response to a slowdown in general economic conditions. Restructuring charges for 2006 include $0.2 million in accrual adjustments for these earlier programs.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

We have summarized the activities and balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Writedowns	Total
	(Dollars in thousands)

Balance, December 31, 2003	$13,797	$181	$—	$13,978
Gross charges	3,497	2,509	—	6,006
Cash payments	(12,397)	(458)	—	(12,855)
Non-cash write-offs	—	(1,256)	—	(1,256)

Balance, December 31, 2004	4,897	976	—	5,873
Gross charges	5,201	—	—	5,201
Non-cash items	(1,524)	—	—	(1,524)
Cash payments	(6,342)	(910)	—	(7,252)

Balance, December 31, 2005	2,232	66	—	2,298
Gross charges	7,441	—	15,795	23,236
Non-cash items	(90)	—	—	(90)
Cash payments	(2,853)	(27)	—	(2,880)

Balance, December 31, 2006	$6,730	$39	$15,795	$22,564

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months except where legal or contractual restrictions prevent us from doing so.

We did not incur any restructuring charges for discontinued operations in 2006, 2005 or 2004.

14.	Leases

Rent expense for all operating leases was $14.9 million in 2006, $14.5 million in 2005, and $13.9 million in 2004. Amortization of assets recorded under capital leases is recorded as depreciation expense.

The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capitalized leases and included in property, plant and equipment at December 31 were as follows:

	2006	2005
	(Dollars in thousands)

Gross amounts capitalized
Buildings	$3,100	$3,100
Equipment	10,280	9,583

	13,380	12,683
Accumulated amortization
Buildings	(1,511)	(1,434)
Equipment	(7,117)	(5,848)

	(8,628)	(7,282)

Net capital lease assets	$4,752	$5,401

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

At December 31, 2006, future minimum lease payments under all non-cancelable leases were as follows:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)

2007	$1,634	$12,464
2008	1,381	8,672
2009	1,182	4,829
2010	1,151	2,893
2011	749	2,393
Thereafter	4,713	12,514

Total minimum lease payments	10,810	$43,765

Less amount representing executory costs	73

Net minimum lease payments	10,737
Less amount representing imputed interest	3,993

Present value of net minimum lease payments	6,744
Less current portion	1,072

Long-term obligations at December 31, 2006	$5,672

15.	Discontinued Operations

In September 2002, we sold our Powder Coatings business unit in separate transactions with Rohm and Haas Company and Akzo Nobel NV. In June 2003, we sold our Petroleum Additives business to Dover Chemicals and our Specialty Ceramics business to CerCo LLC. We have reported the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses as discontinued operations for all periods. The sales prices of these business units are subject to post-closing adjustments with respect to assets sold to and liabilities assumed by the buyers. The loss on disposal of discontinued operations includes post-closing adjustments to the sales prices, ongoing legal costs and allowance adjustments directly related to the discontinued operations.

There were no sales, income before taxes, related tax expense, or cash flows from investing or financing activities from discontinued operations in any of the years presented. The disposal of discontinued operations resulted in pre-tax losses and related income tax expenses benefits of for each of the following years:

	2006	2005	2004
	(Dollars in thousands)

Pre-tax losses	$738	$1,423	$3,849
Tax benefits	266	555	934

Net of tax losses	$472	$868	$2,915

We have continuing environmental remediation obligations that are related to these divestitures, and we have accrued $3.1 million as of December 31, 2006 and 2005 for these matters. The estimated amounts we have accrued are based on our assessment of the nature and extent of the soil and/or groundwater contamination and the remedial actions we expect to perform. In some cases, we have agreed to the required remedial actions with the relevant governmental authorities and we have based our estimates of the costs to remediate upon those actions. Where alternative technologies exist to remediate a contaminated site, we have determined our estimates of the costs to remediate based on the technologies that we are most likely to use.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

16.	Earnings per Share

Details of the calculations of basic and diluted earnings per share follow:

	2006	2005	2004
	(In thousands,
	except per share amounts)

Basic earnings per share computation:
Net income available to common shareholders	$18,838	$14,786	$23,220
Add back: Loss from discontinued operations	472	868	2,915

	$19,310	$15,654	$26,135

Weighted-average common shares outstanding	42,394	42,309	41,981
Basic earnings per share from continuing operations	$0.45	$0.37	$0.62

Diluted earnings per share computation:
Net income available to common shareholders	$18,838	$14,786	$23,220
Add back: Loss from discontinued operations	472	868	2,915
Plus: Convertible preferred stock	—	—	—

	$19,310	$15,654	$26,135

Weighted-average common shares outstanding	42,394	42,309	41,981
Assumed conversion of convertible preferred stock	—	—	—
Assumed satisfaction of performance share conditions	28	—	—
Assumed exercise of stock options	—	36	254

Weighted-average diluted shares outstanding	42,422	42,345	42,235

Diluted earnings per share from continuing operations	$0.45	$0.37	$0.62

The convertible preferred shares were anti-dilutive for the years ended December 31, 2006, 2005 and 2004, and thus not included in the diluted shares outstanding. The stock options were anti-dilutive for the year ended December 31, 2006, and thus not included in the diluted shares outstanding.

17.	Reporting for Segments

The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other Businesses. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics. We have also combined two of our segments, Pharmaceuticals and Fine Chemicals, because they do not meet the quantitative thresholds for separate disclosure.

The accounting policies of our segments are consistent with those described in the summary of significant accounting policies found in Note 1. We measure segment income for internal reporting purposes as net operating profit before interest and taxes. Segment income excludes unallocated corporate expenses and charges associated with restructuring and cost reduction programs.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

We have presented net sales to external customers by segment in the table below. Sales between segments were not material:

	2006	2005	2004
	(Dollars in thousands)

Performance Coatings	$538,385	$488,467	$466,461
Electronic Materials	444,463	355,676	388,264
Color and Glass Performance Materials	387,540	359,613	355,894
Polymer Additives	313,500	300,563	280,199
Specialty Plastics	271,307	279,119	265,000
Other businesses	86,330	98,867	87,903

Total consolidated sales	$2,041,525	$1,882,305	$1,843,721

Below are each segment’s income and reconciliations to income before taxes from continuing operations:

	2006	2005	2004
	(Dollars in thousands)

Performance Coatings	$42,094	$31,600	$23,880
Electronic Materials	35,129	13,463	33,220
Color and Glass Performance Materials	43,345	38,879	37,128
Polymer Additives	10,986	18,533	(911)
Specialty Plastics	14,535	13,387	9,621
Other businesses	5,674	2,175	3,517

Total segment income	151,763	118,037	106,455
Unallocated expenses	(65,328)	(47,969)	(37,606)
Interest expense	(64,427)	(46,919)	(41,993)
Interest earned	4,466	538	887
Foreign currency	(1,040)	(1,284)	(3,035)
Gain on sale of businesses	67	69	5,195
Miscellaneous — net	87	1,600	1,289

Income before taxes from continuing operations	$25,588	$24,072	$31,192

We have not allocated the restructuring charges that we incurred in 2006 to individual segment income. Of the total restructuring charges incurred of $23.1 million, $0.9 million related to the Performance Coatings segment, $16.5 million related to the Electronic Materials segment $4.1 million related to the Color and Glass Performance Materials segment and $1.6 million related to the Specialty Plastics segment.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

The following table details depreciation and amortization expense by segment:

	2006	2005	2004
	(Dollars in thousands)

Performance Coatings	$14,543	$13,283	$13,315
Electronic Materials	18,565	19,303	19,837
Color and Glass Performance Materials	9,581	10,385	11,501
Polymer Additives	10,765	10,637	10,591
Specialty Plastics	3,841	4,226	4,518
Other businesses	5,585	7,311	5,064

Total segment depreciation and amortization	62,880	65,145	64,826
Unallocated	16,621	9,678	10,194

Total consolidated depreciation and amortization	$79,501	$74,823	$75,020

Segment assets primarily consist of trade accounts receivable, inventories, and property, plant and equipment intangibles. Other assets primarily include cash, deferred taxes and pension assets. Total assets at December 31 by segment are detailed below:

	2006	2005
	(Dollars in thousands)

Performance Coatings	$387,185	$339,838
Electronic Materials	384,696	382,855
Color and Glass Performance Materials	264,420	249,001
Polymer Additives	241,846	235,508
Specialty Plastics	95,112	98,632
Other businesses	119,561	117,417

Total segment assets	1,492,820	1,423,251
Unallocated assets	240,117	245,293

Total consolidated assets	$1,732,937	$1,668,544

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

Each segment’s goodwill and other intangible assets at December 31 are detailed below:

	2006	2005
	(Dollars in thousands)

Performance Coatings
Goodwill and other intangible assets	$45,652	$46,778
Accumulated amortization	(319)	(363)

Total Performance Coatings	45,333	46,415
Electronic Materials
Goodwill and other intangible assets	181,547	183,019
Accumulated amortization	(18,340)	(16,282)

Total Electronic Materials	163,207	166,737
Color and Glass Performance Materials
Goodwill and other intangible assets	69,590	70,015
Accumulated amortization	(2,766)	(2,766)

Total Color and Glass Performance Materials	66,824	67,249
Polymer Additives
Goodwill and other intangible assets	82,185	81,822
Accumulated amortization	(9,030)	(8,970)

Total Polymer Additives	73,155	72,852
Specialty Plastics
Goodwill	20,803	20,750
Accumulated amortization	(3,813)	(3,813)

Total Specialty Plastics	16,990	16,937
Other businesses
Goodwill	42,001	42,268
Accumulated amortization	(1,170)	(1,792)

Total other businesses	40,831	40,476

Total consolidated intangible assets, net	$406,340	$410,666

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

We have detailed each segment’s expenditures for long-lived assets, including acquisitions, in the table below:

	2006	2005	2004
	(Dollars in thousands)

Performance Coatings	$17,646	$13,927	$12,942
Electronic Materials	7,256	6,816	3,608
Color and Glass Performance Materials	6,378	4,548	4,754
Polymer Additives	7,084	3,665	4,667
Specialty Plastics	2,271	2,335	3,214
Other Businesses	8,090	9,354	9,869

Total segment expenditures for long-lived assets	48,725	40,645	39,054
Unallocated	1,890	2,180	—

Total consolidated expenditures for long-lived assets	$50,615	$42,825	$39,054

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No other single country other than the U.S. represents greater than 10% of our net sales. We have detailed net sales by geographic region in the table below:

	2006	2005	2004
	(Dollars in thousands)

United States	$951,215	$925,895	$899,973
International	1,090,310	956,410	943,748

Total	$2,041,525	$1,882,305	$1,843,721

None of our operations in countries other than the U.S. owns greater than 10% of consolidated long-lived assets. We have detailed long-lived assets that consist of property, plant and equipment, goodwill and intangibles by geographic region at December 31 in the table below:

	2006	2005	2004
	(Dollars in thousands)

United States	$576,357	$604,769	$626,813
International	356,785	337,036	384,413

Total	$933,142	$941,805	$1,011,226

18.	Related Party Transactions

We had the following transactions with our unconsolidated affiliates:

	2006	2005	2004
	(Dollars in thousands)

Sales	$7,659	$5,132	$19,354
Purchases	5,229	5,573	6,374
Dividends and interest received	1,590	1,069	147
Commissions and royalties received	136	292	352
Commissions and royalties paid	130	191	—

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

A Ferro Director, Mr. Weisser, is the Chairman and Chief Executive Officer of Bunge Limited and another Ferro Director, Mr. Bulkin, also serves on the board of Bunge Limited. Mr. Weisser is also a member of the board of directors of International Paper Company. We made the following purchases from these companies:

	2006	2005	2004
	(Dollars in thousands)

Bunge Limited	$12,473	$11,187	$14,285
International Paper Company	1,105	1,146	1,269

Accounts payable related to these purchases were $0.2 million at December 31, 2006, and less than $0.1 million at December 31, 2005. At December 31, 2006, we were committed to purchases of $4.1 million from Bunge Limited and $0.2 million from International Paper Company.

We guaranteed the borrowing facilities of an unconsolidated affiliate for €2.4, which was outstanding at December 31, 2005. This guarantee ended in October 2006.

19.	Summarized Financial Information of Unconsolidated Affiliates Accounted For Under the Equity Method

We participate in several joint ventures that are located in Spain, Italy, South Korea and Thailand through investments in the common stock of affiliated companies. As of December 31, 2006, our percentage of ownership interest in these affiliates ranges from 36% to 50%. Because we exert significant influence over the affiliates, but we do not control them, our investments have been accounted for under the equity method and their results and financial position are not consolidated.

In May 2006, we sold a 20% owned, $1.2 million investment in a joint venture in Spain for cash proceeds of $1.6 million. We recorded the resulting pre-tax gain of $0.4 million in miscellaneous income, net in the consolidated statement of income. We have included the results of this joint venture’s operations in investment income and the summarized condensed income statement information presented below up to the date of the sale.

We recorded the following amounts of investment income from these equity method investments in miscellaneous income-net:

(Dollars in
thousands)

2006	$2,442
2005	2,506
2004	1,672

The combined balance of our equity method investments at December 31 totaled:

(Dollars in
thousands)

2006	$13,253
2005	12,702

The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliate’s shareholders’ equity based upon our

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

ownership percentage. Below we have summarized condensed income statement and balance sheet information for the combined equity method investees:

	2006	2005	2004
	(Dollars in thousands)

Net sales	$72,976	$77,697	$75,187
Gross profit	18,808	20,316	18,566
Income from continuing operations	7,841	8,877	7,008
Net income	5,479	5,987	5,202

	2006	2005
	(Dollars in thousands)

Current assets	$44,213	$44,530
Non-current assets	23,315	27,948
Current liabilities	25,528	28,690
Non-current liabilities	4,070	6,315

20.	Subsequent events

New Credit Facility

In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. We also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. As a result of canceling the remaining commitment, we will write off $2.0 million of deferred fees related to the term loan facility in the first quarter of 2007.

Sale of Land

In January 2007, we completed the sale of land and improvements in Sao Bernardo do Campo, Brazil, with a net book value of $0.3 million and received $2.2 million in cash proceeds. Upon receipt of the cash proceeds we recorded a net of tax gain of $1.3 million. An additional sale of land in Sao Bernardo do Campo for proceeds of $0.8 million and a net of tax gain of $0.4 million is pending approval by the local environmental authorities of an environmental remediation plan for the land.

Legal Proceedings

In late February 2007, we discovered that some of the values shown on certificates of analysis provided to customers by its Specialties Plastics business were inaccurate. While we are uncertain as to when these inaccuracies began or their source, we believe the material currently being shipped by our Specialty Plastics business is consistent with the overall quality of past shipments. We are in the process of compiling historical physical properties data on products supplied to customers in the past and will work with the customers to show how the historical data can be utilized as the basis for establishing shipping specifications consistent with what those customers have been receiving.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004 — (Continued)

21.	Quarterly Data (Unaudited)

				Per Common Share
			Net	Basic	Diluted
Quarter	Net Sales	Gross Profit	Income (Loss)	Earnings	Earnings
	(Dollars in thousands, except per share data)

2005
1	$461,674	$94,184	$518	$0.00	$0.00
2	496,626	105,111	7,923	0.18	0.18
3	466,116	94,552	6,850	0.15	0.15
4	457,889	89,954	985	0.01	0.01

Total	$1,882,305	$383,801	$16,276	$0.35	$0.35

2006
1	$505,153	$107,907	$8,312	$0.19	$0.19
2	538,492	110,890	10,150	0.23	0.23
3	500,573	98,650	5,492	0.12	0.12
4	497,307	97,345	(3,864)	(0.10)	(0.10)

Total	$2,041,525	$414,792	$20,090	$0.44	$0.44

Quarterly earnings per share amounts do not always add to the full year amounts due to the averaging of shares.

The fourth quarter of 2006 included after-tax restructuring charges of $14.3 million or $0.34 basic and diluted earnings per share.

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

Disagreements with Auditors.  There was no disagreement with Deloitte & Touche LLP on accounting and financial statement disclosure. The only disagreements that KPMG communicated to the Audit Committee during the 2003 and 2004 fiscal years or the period from December 31, 2004 to May 12, 2006 involved the Audit Committee’s internal investigation of irregular accounting entries as follows:

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

In late December 2004, following discussions with the investigation team, the Chair of the Audit Committee and the Company’s now-deceased Chief Executive Officer met by teleconference with KPMG. At that meeting, the Audit Committee Chair advised KPMG that the Audit Committee was willing, as requested by KPMG, to go forward with further investigation procedures to determine whether there was a pervasive pattern of intentional, inappropriate spreading of expenses, emphasized that independent investigators needed to exercise discretion and make independent judgments, and emphasized the need to complete the investigation expeditiously.

On January 18, 2005, in a press release, the Company reported that KPMG had requested Jones Day and Ernst & Young to perform additional procedures, including the review of certain electronic files. In addition, the release disclosed that the former subordinate division employee had been interviewed and had confirmed the irregular entries that the investigators had reported earlier and the fact that he had made the entries without any knowledge or involvement of senior management and of the suspicions he had raised about the other business unit (which were also to be reviewed by the investigation team).

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

The report of KPMG on the consolidated financial statements of the Company for the years ended December 31, 2003 and December 31, 2004 included in the Form 10-K for the fiscal year ended December 31, 2004 stated, as described above, that the Company restated its fiscal 2003 consolidated financial statements. Representatives of KPMG will not attend the 2007 Annual Meeting.

Item 9A — Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006. Based on that evaluation and the material weaknesses noted below, management concluded that the disclosure controls and procedures were not effective as of December 31, 2006.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s consolidated financial statements contained in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. As a result of its assessment, management identified material weaknesses in the Company’s internal control over financial reporting. Based on the weaknesses identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2006. This report appears in Item 9A(d).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006:

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge to consistently perform independent secondary reviews over complex and non-routine accounting matters, such as share-based compensation, employee benefit obligations, derivatives, asset retirement obligations, and restructuring activities. This control weakness resulted in more than a remote likelihood that a material misstatement would not be prevented or detected by management before SEC filing deadlines.

•	The Company did not have in place adequate formal policies and procedures coupled with a lack of sufficient resources with appropriate expertise in the Corporate tax function to effectively account for, oversee and review the Company’s accounting for income taxes. This control weakness resulted in more than a remote likelihood that a material misstatement would not be prevented or detected by management.

(c)	Changes in Internal Control over Financial Reporting and Other Remediation

During 2006, the Company continued remediation activities that materially improved, or were reasonably likely to improve, the Company’s internal control over financial reporting. During the quarter ended December 31, 2006, the following activities were taken in response to material weaknesses and significant deficiencies identified by management:

•	Conducted an in-person training session for regional controllers and corporate financial reporting staff; topics covered included revenue recognition, accounting for inventory variances, repairs and maintenance, derivatives, restructuring activities, postretirement benefits, and income taxes;

•	Continued refinement, expansion, and communication of the Accounting Policies and Procedures manual; updates included, among others, issuance of policies on Postretirement Employee Benefits, Valuation of Long-Lived Assets/Asset Impairments and Accounting for Restructuring Activities, as well as the development and deployment of a standardized accounting period closing checklist;

•	Developed more robust policies and procedures for improved control over user access and program changes to the Company’s information technology systems;

•	Enhanced the process and controls relating to the collection and reconciliation of supplementary information to support financial reporting requirements;

•	Established and began use of standardized general ledger accounts to enable more streamlined reconciliation process for amounts relating to postretirement benefits and restructuring activities; and

•	Began implementation efforts on the upgrade of the current consolidation system to a newer, more efficient package featuring enhanced control capabilities.

Except as disclosed above, there were no changes in internal control during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Ferro Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified and included in management’s assessment as of December 31, 2006:

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge to consistently perform independent secondary reviews over complex and non-routine accounting matters, such as share-based compensation, employee benefit obligations, derivatives, asset retirement obligations, and restructuring activities. This control weakness resulted in more than a remote likelihood that a material misstatement would not be prevented or detected by management before SEC filing deadlines.

•	The Company did not have in place adequate formal policies and procedures coupled with a lack of sufficient resources with appropriate expertise in the Corporate tax function to effectively account for, oversee and review the Company’s accounting for income taxes. This control weakness resulted in more than a remote likelihood that a material misstatement would not be prevented or detected by management.

These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 1, 2007

Item 9B — Other Information

None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance-Audit Committee” of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Information regarding Section 16(a) filing is contained under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders and is incorporated here by reference.

Ferro has adopted a series of policies dealing with business and ethics. These policies apply to all Ferro Directors, officers and employees. A summary of these policies may be found on Ferro’s Web site and the full text of the policies is available in print, free of charge, by writing to: General Counsel, Ferro Corporation, 1000 Lakeside Avenue, Cleveland, Ohio 44114-1147, USA. Exceptions, waivers and amendments of those policies may be made, if at all, only by the Audit Committee of the Board of Directors, and, in the event any such exceptions, waivers or amendments are granted, a description of the change or event will be posted on Ferro’s Web site (www.ferro.com) within four business days. Ferro maintains a worldwide hotline that allows employees throughout the world to report confidentially any detected violations of these legal and ethical conduct policies consistent with local legal requirements and subject to local legal limitations.

Item 11 — Executive Compensation

The information on executive compensation is contained under the heading “Information Concerning Executive Officers” of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

The information contained under the headings “Stock Ownership by Director, Executive Officers and Employees” and “Stock Ownership by Other Major Shareholders” of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2006, were as follows:

	Number of Shares to			Number of Shares
	Be Issued on	Weighted Average		Remaining Available
	Exercise of	Exercise Price of		for Future Issuance
	Outstanding Options,	Outstanding Options,		Under Equity
Equity Compensation Plan	and Other Awards	and Other Awards		Compensation Plans(1)

Approved by Ferro Shareholders(2)	4,780,675 shares	$22.15		3,417,925 shares(4)
Not Approved by Ferro Shareholders(3)	101,780 shares	$24.96		0 shares
Total	4,882,455 shares	$22.23	(5)	3,417,925 shares

(1)	Excludes shares listed in the second column.

(2)	Includes options issued under the Company’s Stock Option Plan and 2003 Long-Term Incentive Compensation Plan.

(3)	Includes options granted in excess of 100,000 shares to the Chief Executive Officer and phantom units issued under the Company’s Executive Employee Deferred Compensation Plan and Supplemental Executive Defined Contribution Plan.

(4)	Shares are only available under the 2006 Long-Term Incentive Plan and may be issued as stock options, stock appreciation rights, restricted shares, performance shares, and other common stock-based awards.

(5)	Weighted-average exercise price of outstanding options; excludes phantom units.

A description follows of the material features of each plan that was not approved by Ferro shareholders:

•	Stock Options. On February 11, 2002 and February 9, 2001, respectively, the Board granted Mr. Ortino, then our Chief Executive Officer, 155,000 and 122,000 options to purchase shares. Of this amount, options for 100,000 shares each year were granted under the 1985 Employee Stock Option Plan approved by shareholders and the remaining options were approved and granted by the Board from available treasury shares. The options granted in 2002 have an exercise price of $25.50 and the options granted in 2001 have an exercise price of $23.60. Both grants have a maximum term of ten years and vest evenly over four years on the anniversary of the grant date.

•	Executive Employee Deferred Compensation Plan. The Executive Employee Deferred Compensation Plan allows participants to defer up to 75% of annual base salary and up to 100% of incentive cash bonus awards and cash performance share payouts. Participants may elect to have all or a portion of their deferred compensation accounts deemed to be invested in shares of Ferro Common Stock, and credited with hypothetical appreciation, depreciation, and dividends. When distributions are made from this Plan in respect of such shares, the distributions are made in actual shares of Ferro Common Stock.

•	Supplemental Executive Defined Contribution Plan. The Supplemental Executive Defined Contribution Plan allows participants to be credited annually with matching and basic pension contributions that they would have received under the Company’s 401(k) plan except for the applicable IRS limitations on compensation and contributions. Contributions vest at 20% for each year of service, are deemed invested in Ferro Common Stock and earn dividends. Distributions are made in Ferro Common Stock or in cash.

Item 13 — Certain Relationships and Related Transactions

There are no relationships or transactions that are required to be reported.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Fees” of the Proxy Statement for Ferro Corporation’s 2007 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a) The consolidated financial statements of Ferro Corporation and its subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Balance Sheets at December 31, 2006 and 2005;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004; and

•	Notes to Consolidated Financial Statements

(b) Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005, and 2004, contained on page 97 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c) The exhibits listed in the Exhibit Index beginning on page 98 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007
FERRO CORPORATION

By	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 1st day of March 2007.

/s/ James F. Kirsch James F. Kirsch	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Sallie B. Bailey Sallie B. Bailey	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael H. Bulkin Michael H. Bulkin	Director

/s/ Sandra Austin Crayton Sandra Austin Crayton	Director

/s/ Jennie S. Hwang Jennie S. Hwang	Director

/s/ William B. Lawrence William B. Lawrence	Director

/s/ Michael F. Mee Michael F. Mee	Director

Perry W. Premdas	Director

/s/ William J. Sharp William J. Sharp	Director

/s/ Dennis W. Sullivan Dennis W. Sullivan	Director

/s/ Alberto Weisser Alberto Weisser	Director

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2006, 2005, and 2004

		Additions
	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
	of Period	Expenses	Accounts		Deductions		Period
	(Thousands of dollars)

Allowance for Doubtful Accounts:
					(649	)(b)
Year ended December 31, 2006	$7,519	1,452	—		2,076	(a)	$7,544

					747	(b)
Year ended December 31, 2005	$9,244	1,799	—		2,777	(a)	$7,519

					(560	)(b)
Year ended December 31, 2004	$9,020	3,650	(314	)(c)	3,672	(a)	$9,244

Accrued Repairs and Maintenance:
					(244	)(b)
Year ended December 31, 2006	$2,894	4,105	—		4,700		$2,543

					226	(b)
Year ended December 31, 2005	$2,461	4,453	—		3,794		$2,894

					(149	)(b)
Year ended December 31, 2004	$3,091	3,341	—		4,120		$2,461

(a)	Accounts written off, less recoveries.

(b)	Adjustment with respect to differences in rates of exchange.

(c)	Acquisitions and divestitures.

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3		Articles of Incorporation and by-laws
3.1		Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
3.2		Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
3.3		Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
3.4		Amended Code of Regulations. (Reference is made to Exhibit 10.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)
4		Instruments defining rights of security holders, including indentures
4.1		The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to an Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
4	.1.1	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of J. P. Morgan Trust Company, National Association, as Trustee, for the benefit of the Trustee and the Holders under the Indentures. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
4	.1.2	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
4.2		Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto).
4.3		Form of Global Note (9 1/8% Senior Notes due 2009).
The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10		Material Contracts
10.1		Ferro Corporation Employee Stock Option Plan.
10.2		Ferro Corporation 2003 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit A of Ferro Corporation’s Proxy Statement dated March 26, 2003, which Exhibit is incorporated here by reference.)
10.3		Ferro Corporation 2006 Long-Term Incentive Plan (Reference is made to Exhibit 3.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)

10.4		Form of Indemnification Agreement. (Reference is made to Exhibit 10(f) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)*
10.5		Employment Agreement between Ferro Corporation and James F. Kirsch. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 19, 2004, which Exhibit is incorporated here by reference.)*
10.6		Form of Change in Control Agreement. (Reference is made to Exhibit 10(h) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.7		Schedule II listing the officers with whom Ferro had entered into change in control agreements which were effective during and/or subsequent to 2006.*
10.8		Ferro Corporation Supplemental Executive Defined Contribution Plan. (Reference is made to Exhibit 10(j) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10	.8.1	Amendment to the Supplemental Defined Contribution Plan*
10.9		Ferro Corporation Executive Employee Deferred Compensation Plan. (Reference is made to Exhibit 10(k) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.10		Ferro Corporation Supplemental Executive Defined Benefit Plan. (Reference is made to Exhibit 10(l) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.11		Ferro Corporation Deferred Compensation Plan for Non-Employee Directors.*
10	.11.1	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement.*
10	.11.2	First Amendment to Ferro Corporation Deferred Compensation Plan for Non-Employee Directors.*
10	.11.3	Amendment to the Deferred Compensation Plan for Non-Employee Directors.*
10.12		Separation Agreement and Release between Ferro Corporation and Dale G. Kramer. (Reference is made to Exhibit 10(n) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.13		Separation Agreement and Release between Ferro Corporation and M. Craig Benson. (Reference is made to Exhibit 10(o) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.14		Employment Transition Agreement between Ferro Corporation and Thomas M. Gannon. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 26, 2006, which Exhibit is incorporated here by reference.)*
10.15		Amended and Restated Receivables Purchase Agreement, dated as of June 29, 2006, among Ferro Finance Corporation as Seller, CAFCO, LLC as Investor, Citibank, N.A. as a Bank, Citicorp North America, Inc. as Agent, Ferro Electronic Materials, Inc. as an Originator, and Ferro Corporation as Collection Agent and an Originator. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed July 6, 2006, which Exhibit is incorporated here by reference.)
10	.15.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of October 16, 2006, among Ferro Finance Corporation as Seller, CAFCO, LLC as Investor, Citicorp North America, Inc. as Agent, Ferro Electronic Materials, Inc. as an Originator, and Ferro Corporation as Collection Agent and an Originator.
10.16		Amendment to Purchase and Contribution Agreement, dated as of June 29, 2006, among Ferro Corporation, Ferro Electronic Materials, Inc. and Ferro Finance Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 6, 2006, which Exhibit is incorporated here by reference.)
10	.16.1	Amendment to Purchase and Contribution Agreement, dated October 16, 2006, between Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser.

10.17		Credit Agreement, dated as of June 6, 2006, among Ferro Corporation and Certain of its Designated Subsidiaries from time to time party hereto, as Borrowers, Various Financial Institutions and Other Persons from time to time party hereto, as Lenders, Credit Suisse, Cayman islands Branch, as Term Loan Administrative Agent, National City Bank, as Revolving Loan Administrative Agent, and KeyBank National Association, as Documentation Agent. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
10	.17.1	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of National City Bank, as Collateral Agent. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
10	.17.2	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
12		Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.