Form 10-Q
period 2007-03-31
FERRO CORP
filed 2007-05-10
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State of Corporation)	(IRS Employer Identification No.)

1000 Lakeside Avenue
Cleveland, OH	44114
(Address of Principal executive offices)	(Zip Code)
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑
At April 30, 2007, there were 43,392,635 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended
	March 31,
		Adjusted
	2007	2006
	(Dollars in thousands,
	except per share amounts)
Net sales	$529,705	$505,153
Cost of sales	422,925	397,319

Gross profit	106,780	107,834
Selling, general and administrative expenses	78,757	79,104
Restructuring charges	1,531	—
Other expense (income):
Interest expense	17,446	13,250
Interest earned	(965)	(744)
Foreign currency transactions, net	511	321
Miscellaneous (income) expense, net	(1,269)	3,400

Income before taxes	10,769	12,503
Income tax expense	4,534	4,107

Income from continuing operations	6,235	8,396
Loss on disposal of discontinued operations, net of tax	156	126

Net income	6,079	8,270
Dividends on preferred stock	286	328

Net income available to common shareholders	$5,793	$7,942

Per common share data
Basic earnings :
From continuing operations	$0.14	$0.19
From discontinued operations	0.00	0.00

	$0.14	$0.19

Diluted earnings:
From continuing operations	$0.14	$0.19
From discontinued operations	0.00	0.00

	$0.14	$0.19

Cash dividends declared	$0.145	$0.145

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

		Adjusted
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$17,541	$16,985
Accounts and trade notes receivable, net	235,872	220,899
Note receivable from Ferro Finance Corporation	18,590	16,083
Inventories	290,548	269,234
Deposits for precious metals	400	70,073
Deferred income taxes	12,969	12,291
Other current assets	27,346	25,877

Total current assets	603,266	631,442
Other assets
Property, plant and equipment, net	526,786	526,802
Goodwill and other intangible assets, net	406,148	406,340
Deferred income taxes	89,934	94,490
Other non-current assets	103,554	82,528

Total assets	$1,729,688	$1,741,602

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$5,956	$10,764
Accounts payable	250,036	237,018
Income taxes	—	8,951
Accrued payrolls	37,278	33,164
Accrued expenses and other current liabilities	81,989	91,150

Total current liabilities	375,259	381,047
Other liabilities
Long-term debt, less current portion	534,819	581,654
Postretirement and pension liabilities	192,188	194,427
Deferred income taxes	17,901	11,037
Other non-current liabilities	56,008	21,599

Total liabilities	1,176,175	1,189,764
Series A convertible preferred stock	16,118	16,787
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	157,524	158,504
Retained earnings	588,267	600,638
Accumulated other comprehensive loss	(58,366)	(65,138)
Common shares in treasury, at cost	(202,353)	(211,276)

Total shareholders’ equity	537,395	535,051

Total liabilities and shareholders’ equity	$1,729,688	$1,741,602

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

						Accumulated	Total
	Common Shares					Other	Share-
	in Treasury		Common	Paid-in	Retained	Comprehensive	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except per share data)
Balances at December 31, 2006 - Adjusted	9,458	$(211,276)	$52,323	$158,504	$600,638	$(65,138)	$535,051
Net income					6,079		6,079
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						6,900	6,900
Postemployment benefit liability adjustments						263	263
Raw material commodity swap adjustments						(391)	(391)

Total comprehensive income							12,851
Cash dividends:
Common					(6,243)		(6,243)
Preferred					(286)		(286)
Federal tax benefits					12		12
Transactions involving benefit plans	(498)	8,923		(980)			7,943
Adjustment to initially apply FIN No. 48 as of January 1, 2007					(11,933)		(11,933)

Balances at March 31, 2007	8,960	$(202,353)	$52,323	$157,524	$588,267	$(58,366)	$537,395

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
		Adjusted
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income	$6,079	$8,270
Depreciation and amortization	21,779	17,992
Precious metals deposits	69,673	(60,000)
Accounts and trade notes receivable, inventories, and accounts payable	(20,036)	(36,792)
Other changes in current assets and liabilities, net	(10,729)	(10,600)
Other adjustments, net	(2,977)	2,651

Net cash used for continuing operations	63,789	(78,479)
Net cash provided by (used for) discontinued operations	12	(208)

Net cash used for operating activities	63,801	(78,687)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(12,811)	(8,247)
Proceeds from sale of assets and businesses	1,964	835
Other investing activities	158	(246)

Net cash used for investing activities	(10,689)	(7,658)
Cash flows from financing activities
Net (repayments) borrowings under short term facilities	(5,983)	341
Proceeds from revolving credit facility	190,034	276,400
Proceeds from term loan facility	55,000	—
Principal payments on revolving credit facility	(290,601)	(181,400)
Debt issue costs paid	—	(4,750)
Proceeds from exercise of stock options	6,128	2,126
Cash dividends paid	(6,529)	(6,466)
Other financing activities	(863)	(1,099)

Net cash provided by financing activities	(52,814)	85,152
Effect of exchange rate changes on cash	258	317

(Decrease) increase in cash and cash equivalents	556	(876)
Cash and cash equivalents at beginning of period	16,985	17,413

Cash and cash equivalents at end of period	$17,541	$16,537

Cash paid during the period for:
Interest	$20,173	$14,096
Income taxes	$3,698	$1,545
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three months ended March 31, 2007, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Methods Adopted in the Three Months Ended March 31, 2007
     On January 1, 2007, we elected to change our costing method for our inventories not already costed under the lower of cost or market using the first-in, first-out (“FIFO”) method, while in prior years, these inventories were costed under the lower of cost of market using the last-in, first-out (“LIFO”) method. The percentage of inventories accounted for under the LIFO method for the carrying amount of U.S. inventories and consolidated inventories was 13.8% and 6.2%, respectively, at December 31, 2006. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve. This change increased our inventory balance by $13.7 million and increased retained earnings, net of income tax effects, by $8.5 million as of January 1, 2006.
     On January 1, 2007, we also changed our accounting method of accruing for major planned overhauls. FASB Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities, (“AUG AIR-1”), prohibits our prior policy of accruing for major planned overhauls in advance of when the actual costs are incurred. Under our new policy, the costs of major planned overhauls are expensed when incurred. All prior periods presented have been adjusted to apply the new method retrospectively. Adoption of this accounting pronouncement decreased our accrued expenses and other current liabilities by $2.2 million and increased retained earnings, net of income tax effects, by $1.5 million as of January 1, 2006.
     On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The adoption of this interpretation decreased the opening balance of retained earnings by $11.9 million as of January 1, 2007. We have elected to continue to report interest and penalties as income tax expense.
     On January 1, 2007, we also adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value, if practicable, a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations primarily relating to off-balance sheet arrangements. Ferro provides normal collection and administration services for its U.S. trade accounts receivable sold to Ferro Finance Corporation (“FFC”). Ferro receives a fee for these services that approximates their fair value. Therefore, the adoption of FAS No. 156 did not have an effect on our consolidated financial statements.

     We have presented the effects of the changes in accounting principles for inventory costs and for major planned overhauls for 2007 and 2006 below. We combined certain financial statement line items if they were not affected by the changes in accounting principles.
Condensed Consolidated Statements of Income

	Three months ended March 31, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands, except per share amounts)
Net sales	$529,705	$—	$529,705
Cost of sales	423,024	(99)	422,925

Gross profit	106,681	99	106,780
Selling, general and administrative expenses	78,757	—	78,757
Restructuring charges	1,531	—	1,531
Other expense	15,723	—	15,723

Income before taxes	10,670	99	10,769
Income tax expense	4,495	39	4,534

Income from continuing operations	6,175	60	6,235
Loss on disposal of discontinued operations, net of tax	156	—	156

Net income	6,019	60	6,079
Dividends on preferred stock	286	—	286

Net income available to common shareholders	$5,733	$60	$5,793

Per common share data
Basic earnings:
From continuing operations	$0.14	$0.00	$0.14
From discontinued operations	0.00	0.00	0.00

	$0.14	$0.00	$0.14

Diluted earnings:
From continuing operations	$0.14	$0.00	$0.14
From discontinued operations	0.00	0.00	0.00

	$0.14	$0.00	$0.14

	Three months ended March 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$505,153	$—	$—	$505,153
Cost of sales	397,246	178	(105)	397,319

Gross profit	107,907	(178)	105	107,834
Selling, general and administrative expenses	79,104	—	—	79,104
Other expense	16,227	—	—	16,227

Income before taxes	12,576	(178)	105	12,503
Income tax expense	4,138	(66)	35	4,107

Income from continuing operations	8,438	(112)	70	8,396
Loss on disposal of discontinued operations, net of tax	126	—	—	126

Net income	8,312	(112)	70	8,270
Dividends on preferred stock	328	—	—	328

Net income available to common shareholders	$7,984	$(112)	$70	$7,942

Per common share data
Basic earnings:
From continuing operations	$0.19	$0.00	$0.00	$0.19
From discontinued operations	0.00	0.00	0.00	0.00

	$0.19	$0.00	$0.00	$0.19

Diluted earnings:
From continuing operations	$0.19	$0.00	$0.00	$0.19
From discontinued operations	0.00	0.00	0.00	0.00

	$0.19	$0.00	$0.00	$0.19

Condensed Consolidated Balance Sheets

	March 31, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$275,728	$14,820	$290,548
Deferred income taxes	18,623	(5,654)	12,969
Other current assets	299,749	—	299,749

Total current assets	594,100	9,166	603,266
Other assets	1,126,422	—	1,126,422

Total assets	$1,720,522	$9,166	$1,729,688

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities	$375,259	$—	$375,259
Other liabilities	800,916	—	800,916

Total liabilities	1,176,175	—	1,176,175
Series A convertible preferred stock	16,118	—	16,118
Shareholders’ equity
Retained earnings	579,101	9,166	588,267
Other shareholders’ equity	(50,872)	—	(50,872)

Total shareholders’ equity	528,229	9,166	537,395

Total liabilities and shareholders’ equity	$1,720,522	$9,166	$1,729,688

	December 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$254,513	$14,721	$—	$269,234
Deferred income taxes	18,175	(5,615)	(269)	12,291
Other current assets	349,917	—	—	349,917

Total current assets	622,605	9,106	(269)	631,442
Other assets
Deferred income taxes	94,662	—	(172)	94,490
Other non-current assets	1,015,670	—	—	1,015,670

Total assets	$1,732,937	$9,106	$(441)	$1,741,602

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes	$8,732	$—	$219	$8,951
Accrued expenses and other current liabilities	93,206	—	(2,056)	91,150
Other current liabilities	280,946	—	—	280,946

Total current liabilities	382,884	—	(1,837)	381,047
Other liabilities	808,717	—	—	808,717

Total liabilities	1,191,601	—	(1,837)	1,189,764
Series A convertible preferred stock	16,787	—	—	16,787
Shareholders’ equity
Retained earnings	590,136	9,106	1,396	600,638
Other shareholders’ equity	(65,587)	—	—	(65,587)

Total shareholders’ equity	524,549	9,106	1,396	535,051

Total liabilities and shareholders’ equity	$1,732,937	$9,106	$(441)	$1,741,602

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands)
Cash flows from operating activities
Net income	$6,019	$60	$6,079
Depreciation and amortization	21,779	—	21,779
Precious metals deposits	69,673	—	69,673
Accounts and trade notes receivable, inventories, and accounts payable	(27,097)	(99)	(27,196)
Other changes in current assets and liabilities, net	(3,569)	—	(3,569)
Other adjustments, net	(3,016)	39	(2,977)

Net cash used for continuing operations	63,789	—	63,789
Net cash used for discontinued operations	12	—	12

Net cash used for operating activities	63,801	—	63,801
Cash flows from investing activities	(10,689)	—	(10,689)
Cash flows from financing activities	(52,814)	—	(52,814)
Effect of exchange rate changes on cash	258	—	258

(Decrease) increase in cash and cash equivalents	556	—	556
Cash and cash equivalents at beginning of period	16,985	—	16,985

Cash and cash equivalents at end of period	$17,541	$—	$17,541

	Three months ended March 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)
Cash flows from operating activities
Net income	$8,312	$(112)	$70	$8,270
Depreciation and amortization	17,992	—	—	17,992
Precious metals deposits	(60,000)	—	—	(60,000)
Accounts and trade notes receivable, inventories, and accounts payable	(36,970)	178	—	(36,792)
Other changes in current assets and liabilities,net	(10,505)	—	(95)	(10,600)
Other adjustments, net	2,692	(66)	25	2,651

Net cash used for continuing operations	(78,479)	—	—	(78,479)
Net cash used for discontinued operations	(208)	—	—	(208)

Net cash used for operating activities	(78,687)	—	—	(78,687)
Cash flows from investing activities	(7,658)	—	—	(7,658)
Cash flows from financing activities	85,152	—	—	85,152
Effect of exchange rate changes on cash	317	—	—	317

(Decrease) increase in cash and cash equivalents	(876)	—	—	(876)
Cash and cash equivalents at beginning of period	17,413	—	—	17,413

Cash and cash equivalents at end of period	$16,537	$—	$—	$16,537

3. Reclassifications
     Interest earned in the three months ended March 31, 2006, of $0.7 million was reclassified from miscellaneous (income) expense, net, in the condensed consolidated statements of income.
4. Inventories
     As noted in Note 2, effective January 1, 2007, we elected to change our costing method for selected inventories. We applied this change in accounting principle by adjusting all prior periods presented retrospectively. Inventories consisted of the following:

		Adjusted
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Raw materials	$81,663	$74,160
Work in process	47,836	44,658
Finished goods	161,049	150,416

Total	$290,548	$269,234

     In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.0 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, and were charged to cost of sales. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. These requirements were substantially reduced in the first quarter of 2007. Outstanding collateral deposits were $0.4 million at March 31, 2007, and $70.1 million at December 31, 2006. We had on hand $125.6 million at March 31, 2007, and $120.9 million at December 31, 2006, of precious metals owned by financial institutions, measured at fair value.
5. Property, Plant and Equipment
     Property, plant and equipment is reported net of accumulated depreciation of $711.7 million at March 31, 2007, and $691.4 million at December 31, 2006.
6. Financing and Long-term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
$200,000 Senior Notes, 9.125%, due 2009 *	$199,363	$199,273
Revolving credit facility	27,386	127,953
Term loan facility	305,000	250,000
Capital lease obligations	6,610	6,744
Other notes	850	1,008

	539,209	584,978
Less current portion	(4,390)	(3,324)

Total	$534,819	$581,654

*	Net of unamortized discounts.

Credit Rating
     The Company’s senior credit rating was B+ by Standard & Poor’s Rating Group (“S&P”) at March 31, 2007. The Company is not currently rated by any other debt-rating agency.
Revolving Credit and Term Loan Facilities
     In 2006, we entered into an agreement from a group of lenders for a $700 million credit facility (the “New Credit Facility”). The New Credit Facility consists of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.
     We had $213.9 million at March 31, 2007, and $109.3 million at December 31, 2006, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility.
     In January 2007, we borrowed an additional $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. We also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. As a result of canceling the remaining commitment, we wrote off to interest expense $2.0 million of deferred fees related to the term loan facility in the first quarter of 2007. At March 31, 2007, we had borrowed $305.0 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from April 2007 to July 2011 and $72.8 million from October 2011 to April 2012 and a final payment of $72.8 million in June 2012.
     Interest rates for borrowings under the New Credit Facility are equal to the sum of (A) at our option, either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on Ferro’s debt rating, or for the term loan facility, a fixed margin. At March 31, 2007, the average interest rate was 8.3% for revolving credit borrowings and 8.1% for term loan borrowings. At December 31, 2006, the average interest rate was 8.1% for revolving credit borrowings and 8.1% for term loan borrowings.
Senior Notes and Debentures
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
Receivable Sales Programs
     We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“conduits”) for proceeds of up to $100.0 million. FFC had received net proceeds of $71.7 million at March 31, 2007, and $60.6 million at December 31, 2006, for outstanding receivables. FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due, as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the conduits, provides normal collection and administration services with respect to the trade accounts receivable sold.
     Activity from this program for the three months ended March 31 is detailed below:

	2007	2006
	(Dollars in thousands)
Trade accounts receivable sold to FFC	$250,007	$259,563
Cash proceeds from FFC	246,716	245,269
Trade accounts receivable collected and remitted to FFC and the conduits	235,616	245,069

7. Financial Instruments
     The carrying amounts of borrowings under the New Credit Facility approximate their fair values, due to their variable market interest rates. The carrying amount of the senior notes was $199.4 million at March 31, 2007, and $199.3 million at December 31, 2006. The fair value of the senior notes was $205.5 million at March 31, 2007, and $205.5 million at December 31, 2006. The fair value of Ferro’s senior notes is based on a third party’s estimated bid price.
     We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of the commodities for future purchase. When we enter into fixed price sales contracts for products with precious metal content, we also enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the fixed price sales contract. We also purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of cost changes.
     The notional amount, carrying amount and fair value of these derivative instruments were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Foreign currency forward contracts:
Notional amount	$117,290	$121,430
Carrying amount and fair value	$(500)	$(640)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,847	2,004
Carrying amount and fair value	$768	$1,939
Precious metals forward contracts:
Notional amount (in troy ounces)	241,194	183,264
Carrying amount and fair value	$305	$192
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
8. Income Taxes
     Income tax expense for the three months ended March 31, 2007, was $4.5 million or 42.1% of pre-tax income compared with $4.1 million or 32.8% of pre-tax income in the prior year quarter ended March 2006. The primary reason for the increase in rate is an increase in the anticipated level of current year earnings to be repatriated from outside the United States.
     On January 1, 2007, we adopted FIN 48. For further information regarding the adoption of FIN 48, refer to Note 2.
     As of January 1, 2007, we had unrecognized tax benefits of $47.4 million, which, if recognized, would have a favorable impact of $23.5 million on income tax expense. We have recorded accrued interest and penalties related to unrecognized tax benefits totaling $3.7 million at January 1, 2007. During the first quarter of 2007, there were no significant changes in the amount of unrecognized tax benefits. We do not anticipate any significant increase or decrease in the amount of unrecognized tax benefits within the next twelve months.
     The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world, including Spain, France, Germany, Netherlands, Italy, Japan, Portugal, and the United Kingdom. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 1999.

9. Contingent Liabilities
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
     In late February 2007, we discovered that some of the values shown on certificates of analysis provided to customers by a plant in our Specialty Plastics segment were inaccurate. We are working with the customers of the Specialty Plastics business to provide those customers with products that meet their performance requirements and are accurately described on the corresponding certificates of analysis. While it is possible some customers may not accept products with new specifications or otherwise assert claims relating to this issue, we cannot predict at this time the financial effects of any resulting lost business or claims.
     There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
     The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.0 million at March 31, 2007, and $20.8 million at December 31, 2006. These agreements primarily relate to Ferro’s insurance programs, natural gas contracts, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
10. Retirement Benefits
     Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2007	2006	2007	2006	2007	2006
			(Dollars in thousands)
Components of net periodic cost:
Service cost	$316	$2,693	$1,592	$1,681	$152	$217
Interest cost	5,028	5,305	2,260	1,791	859	843
Expected return on plan assets	(5,123)	(4,910)	(1,791)	(1,406)	—	—
Amortization of prior service cost	40	18	27	37	(293)	(91)
Net amortization and deferral	1,476	1,973	141	220	—	—
Curtailment and settlement effects	250	—	—	—	—	—

Net periodic benefit cost	$1,987	$5,079	$2,229	$2,323	$718	$969

     The change in net periodic cost is due primarily to the following factors:
•	A curtailment recognized in the second quarter of 2006 of retirement benefit accumulations for our largest defined benefit plan, which covers certain salaried and hourly employees in the United States. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. These changes do not affect current retirees or former employees.

•	Settlements recognized in the second and third quarters of 2006 of certain obligations in our U.S. unfunded nonqualified defined benefit retirement plan, related primarily to a lump sum payment to the beneficiary of our deceased former Chief Executive Officer.

•	Restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, we recorded a net curtailment loss of $0.3 million for pension benefits related to this closing. We will also record a net curtailment gain of approximately $1.9 million for other benefits for the closing, but the timing and eventual amount depend on when employees are terminated.

•	A curtailment recognized in the second quarter of 2006 of eligibility for retiree medical and life insurance coverage for nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for postretirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007.

11. Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) and therefore measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
Deferred Stock Units
     Under the 2006 Long-Term Incentive Plan (the “Plan”) we granted our directors 36,700 deferred stock units during the three months ended March 31, 2007. Each deferred stock unit represents a forfeitable share of Ferro common stock. At the end of the deferral period, the deferred stock units will be converted into nonforfeitable shares of Ferro common stock based upon the recipients’ continued service with the Company. The recipients of the deferred stock units are not entitled to receive dividends during the deferral period. The deferred stock units granted in 2007 contain a deferral period of one year.
     Because the deferred stock units may only be paid in shares of Ferro common stock, we will treat them as equity awards under the requirements of FAS 123R. We determined the fair value of the deferred stock units based upon the closing stock price on the date of the grant adjusted downward for the present value of the dividends that will not be paid to recipients of the deferred stock units. We will recognize the related compensation expense evenly over the deferral period.
Compensation Expense Information
     The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the three months ended March 31:

	2007	2006
	(Dollars in thousands)
Stock options	$812	$743
Performance shares	509	168
Deferred stock units	111	—

Total	$1,432	$911

Grant Information
     The following table contains information regarding the stock-based compensation as of and for the three month period ended March 31, 2007:

			Aggregate
		Weighted-	Grant Date	Remaining
	Number of	Average Fair	Fair Value of	Service or
	Shares or	Value per	Shares or	Performance
	Units Granted	Share or Unit	Units Granted	Period
			(Dollars in	(In years)
			thousands)
Stock options	505,000	$6.24	$3,151	3.8
Performance shares	151,600	21.88	3,316	2.8
Deferred stock units	36,700	21.50	789	0.9
12. Restructuring and Cost Reduction Programs
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
     In July 2006, we announced that we were restructuring our European operations, including a portion of our Performance Coatings and Color and Glass Performance Materials segments. A portion of our Italian manufacturing operations and administrative functions will be consolidated with Spain, where additional production capacity is being constructed. Additionally, we are consolidating our decorative colors production, primarily from Frankfurt, Germany, to Colditz, Germany. As a result of these activities, we plan to reduce our workforce by approximately 150 employees. We expect these actions to significantly reduce the cost structure of our manufacturing operations. During the quarter ended March 31, 2007, we recorded charges of $1.3 million for our operations in Spain, Portugal and France, primarily relating to registration taxes paid and expected employee termination benefits for additional headcount reductions affecting 10 employees. This charge was offset by a $1.1 million reversal of previously accrued charges related to the ongoing German plan. In March 2007, we reached an agreement with the Betriebsrat der Ferro GmbH (German Works Council) regarding employee termination benefits for employees included in the decorative colors consolidation plan. The agreement provides that a higher number of employees than previously anticipated will participate in a social early retirement plan. As a result, the timing of the related expense recognition will occur ratably over future periods, and the estimated amounts previously accrued were reversed during the first quarter. In total, 37 employees were terminated relating to the European consolidation during the first quarter of 2007.
     In November 2006, we announced that we were restructuring the Electronic Materials segment due to excess capacity we had for the production of dielectric and industrial ceramic products. We will cease production at our Niagara Falls, New York, manufacturing facility by the end of 2007 and transfer some of its production to facilities in Penn Yan, New York, and Uden, Netherlands. The closure will impact approximately 150 employees. During the quarter ended March 31, 2007, we recorded $0.4 million of restructuring charges associated with termination benefits.
     In February 2007, we approved an additional restructuring plan for our Specialty Plastics and Polymer Additives segments. As a result, we recorded $0.7 million of restructuring charges in the quarter ended March 31, 2007, primarily associated with termination benefits affecting 18 employees.
     Restructuring charges for the quarter ended March 31, 2007, also include $0.2 million in accrual adjustments for other cost reduction and restructuring programs prior to 2006.
     We have summarized the activities and balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Writedowns	Total
		(Dollars in thousands)
Balance, December 31, 2006	$6,730	$39	$15,795	$22,564
Gross charges	1,079	452	—	1,531
Cash payments	(2,630)	(452)	—	(3,082)

Balance, March 31, 2007	$5,179	$39	$15,795	$21,013

     We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months except where legal or contractual restrictions prevent us from doing so.

13. Discontinued Operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales, income before taxes or related tax expense, or cash flows from investing or financing activities from discontinued operations in the three months ended March 31, 2007 or 2006. The loss on disposal of discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. The disposal of discontinued operations resulted in the following pre-tax loss and related income tax benefit for the three months ended March 31:

	2007	2006
	(Dollars in thousands)
Pre-tax loss	$256	$201
Tax benefit	100	75

Net of tax loss	$156	$126

     We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $3.3 million at March 31, 2007, and $3.1 million at December 31, 2006, for these matters.
14. Earnings per Share
     Details of the calculation of basic and diluted earnings per share for the three months ended March 31 are shown below:

	2007	2006
	(In thousands,
	except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$5,793	$7,942
Add back: Loss from discontinued operations	156	126

	$5,949	$8,068

Weighted-average common shares outstanding	42,708	42,337

Basic earnings per share from continuing operations	$0.14	$0.19

Diluted earnings per share computation:
Net income available to common shareholders	$5,793	$7,942
Add back: Loss from discontinued operations	156	126
Plus: Convertible preferred stock	—	—

	$5,949	$8,068

Weighted-average common shares outstanding	42,708	42,337
Assumed conversion of convertible preferred stock	—	—
Assumed satisfaction of performance share conditions	55	10
Assumed satisfaction of deferred stock unit conditions	5	—
Assumed exercise of stock options	—	—

Weighted-average diluted shares outstanding	42,768	42,347

Diluted earnings per share from continuing operations	$0.14	$0.19

     The convertible preferred shares and the stock options were anti-dilutive for the three months ended March 31, 2007 and 2006, and thus not included in the diluted shares outstanding.
15. Reporting for Segments
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
     The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2006. We measure segment income for internal reporting purposes as net operating profit before interest and taxes. Segment income excludes unallocated corporate expenses and charges associated with restructuring and cost reduction programs.
     Net sales to external customers by segment for the three months ended March 31 are presented in the table below. Sales between segments were not material:

	2007	2006
	(Dollars in thousands)
Performance Coatings	$138,815	$126,109
Electronic Materials	112,944	107,366
Color and Glass Performance Materials	105,700	94,612
Polymer Additives	82,513	82,723
Specialty Plastics	66,961	71,724
Other businesses	22,772	22,619

Total net sales	$529,705	$505,153

     Below are each segment’s income and reconciliations to income before taxes from continuing operations for the three months ended March 31:

	2007	2006
	(Dollars in thousands)
Performance Coatings	$10,683	$9,091
Electronic Materials	6,083	8,281
Color and Glass Performance Materials	15,067	12,771
Polymer Additives	3,106	4,544
Specialty Plastics	3,139	5,791
Other businesses	3,691	1,597

Total segment income	41,769	42,075
Unallocated expenses	(15,277)	(13,345)
Interest expense	(17,446)	(13,250)
Interest earned	965	744
Foreign currency	(511)	(321)
Miscellaneous — net	1,269	(3,400)

Income before taxes from continuing operations	$10,769	$12,503

     We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. represents greater than 10% of our net sales. We have detailed net sales by geographic region for the three months ended March 31 in the table below:

	2007	2006
	(Dollars in thousands)
United States	$238,406	$248,671
International	291,299	256,482

Total net sales	$529,705	$505,153

16. Subsequent Events
     In April 2007, we took action to correct operational issues at our South Plainfield, New Jersey, electronic materials manufacturing location related to compliance with proper operating procedures and safety. Although these issues did not result in an increased level of accidents or injuries, additional training was required to improve our production capabilities and instill an improved commitment to safe practices at the site. Manufacturing operations were suspended while this training took place. The majority of manufacturing operations have now been resumed. As a result of this unanticipated interruption, we expect to incur a reduction of $3 million to $4 million in income before taxes during the second quarter of 2007.
     In May 2007, we initiated discussions with representatives of workers at our Rotterdam, the Netherlands, porcelain enamel manufacturing site regarding possible restructuring actions. The actions, if finalized and executed, would involve the transfer of certain manufacturing operations from Rotterdam to other Company facilities in Spain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended March 31, 2007 declined to $6.1 million from $8.3 million for the three months ended March 31, 2006. Earnings declined primarily as a result of higher interest expenses and restructuring charges, partially offset by improved miscellaneous income / expense.
     During the quarter, net sales increased by 4.9% as a result of higher sales in the Performance Coatings, Color and Glass Performance Materials and Electronic Materials segments. Sales in Specialty Plastics declined and sales in Polymer Additives were nearly flat, compared to the first quarter of 2006.
     Costs for a number of raw materials used in the manufacture of our products continued to rise in the first quarter, while other raw materials costs stabilized or declined. In the aggregate, raw material costs increased during the quarter compared with the first quarter of 2006. However, we have been able to increase prices in excess of the aggregate raw material cost increases.
     During the first quarter our total debt declined, largely as a result of successful negotiations to reduce the cash deposits required for precious metal leases. These deposits declined from $70.1 million on December 31, 2006, to $0.4 million on March 31, 2007. Overall working capital requirements declined as a result of the decline in precious metal deposits during the first quarter, however, inventories rose to $290.5 million from $269.2 million at the end of the prior quarter.
Outlook
     General market conditions continue to be favorable in many markets and regions, however there are selected markets that are experiencing weakness. In particular, the North American markets for residential construction and automobiles were weak in the second half of 2006, and that weakness is expected to continue for at least the first half of 2007. This market weakness is expected primarily to affect results from our Specialty Plastics and Polymer Additives segments. We have also seen weakness in the demand from our customers in the capacitor industry who are supplied by our Electronic Materials segment. Markets outside the United States are generally strong, with particular strength continuing in Europe.
     We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operation. Interest expense is expected to decline somewhat from the first quarter of 2007, as a result of lower deposit requirements on precious metals.
     In April 2007, we took action to correct operational issues at our South Plainfield, New Jersey, electronic materials manufacturing location related to compliance with proper operating procedures and safety. Although these issues did not result in an increased level of accidents or injuries, additional training was required to improve our production capabilities and instill an improved commitment to safe practices at the site. Manufacturing operations were suspended while this training took place. The majority of manufacturing operations have now been resumed. As a result of this unanticipated interruption, we expect to incur a reduction of $3 million to $4 million in income before taxes during the second quarter of 2007.
     In February 2007, we discovered that some of the values shown on certificates of analysis provided to customers in our Specialty Plastics segment were inaccurate. These issues at our Evansville, Indiana, manufacturing facility have been thoroughly investigated and corrected. Corrective actions are expected to result in additional costs related to product reformulation, manufacturing and other expenses of approximately $1 million per quarter through 2007.

Results of Operations
Comparison of the three months ended March 31, 2007 and 2006

	Three months ended
	March 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$529,705	$505,153	$24,552	4.9%
Cost of sales	422,925	397,319	25,606	6.4%

Gross profit	106,780	107,834	(1,054)	-1.0%
Gross profit percentage	20.2%	21.3%
Selling, general and administrative expenses	78,757	79,104	(347)	-0.4%
Restructuring charges	1,531	—	1,531	—
Other expense (income):
Interest expense	17,446	13,250	4,196	31.7%
Interest earned	(965)	(744)	(221)	29.7%
Foreign currency transactions, net	511	321	190	59.2%
Miscellaneous expense (income), net	(1,269)	3,400	(4,669)	-137.3%

Income (loss) before taxes	10,769	12,503	(1,734)	-13.9%
Income tax expense (benefit)	4,534	4,107	427	10.4%

Income from continuing operations	6,235	8,396	(2,161)	-25.7%
Loss on disposal of discontinued operations, net of tax	156	126	30	23.8%

Net income	$6,079	$8,270	$(2,191)	-26.5%

Diluted earnings per share	$0.14	$0.19	$(0.05)	-26.3%

     Sales in the quarter ended March 31, 2007, increased by 4.9% from the same quarter in 2006. The sales increase was the result of higher sales in each of our segments, with the exception of Specialty Plastics and Polymer Additives. Favorable foreign currency exchange rates, higher prices and improved product mix were primarily responsible for the sales increase. These positive factors were partially offset by lower volumes. Sales growth was strongest in Europe, and sales also grew in Asia and Latin America. Sales declined in the United States, largely as a result of weakness in demand from the residential housing, appliance and automotive markets.
     Gross profit was essentially flat during the first quarter of 2007, compared with the first quarter of 2006. Gross profit was reduced by $2.2 million in the first quarter of 2007 as a result of charges associated with our manufacturing rationalization programs. In addition, higher precious metal prices reduced our gross margin, as a percentage of sales, because increases in precious metal prices are generally passed through to customers with minimal gross margin contribution.
     Selling, general and administrative (SG&A) expenses decreased by $0.3 million during the quarter. As a percentage of sales, SG&A expense declined from 15.7% in 2006 to 14.9% in 2007. Charges of $0.5 million, primarily related to our manufacturing rationalization programs, were recorded during the first quarter of 2007. Charges of $4.8 million were recorded in the first quarter of 2006, mainly related to accounting investigation and restatement activities.
     Restructuring charges of $1.5 million were recorded in the first quarter of 2007, primarily related to our manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials segments in Europe and our Electronic Materials segment in the United States. There were no restructuring charges recorded in the first quarter of 2006.
     Interest expense was higher in the three months ending March 31, 2007, as a result of a $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements, as well as higher average borrowing levels and higher interest rates on our debt. Our average borrowing levels increased, in part, because of higher cash deposit requirements on precious metal consignment arrangements. These deposits were $70.1 million at the beginning of the first quarter of 2007. However, due to renegotiated agreements, these deposits were reduced to $0.4 million on March 31. Because the reduction in the deposits occurred primarily at the end of the quarter, the full effect of the reduction on our interest expense will not be apparent until the second quarter of 2007. Our borrowing levels also increased because of higher working capital, especially inventories, used in the operation of the business. Inventories increased by $21.3 million in the first quarter of 2007 due to higher inventories required to support sales increases in the first and second quarters. Also contributing to the increased inventories were higher costs for raw materials, such as bismuth and nickel, whose costs increased significantly during the first quarter.
     Miscellaneous income for the first quarter of 2007 was $1.3 million, compared to miscellaneous expense of $3.4 million in the first quarter of 2006. The change in miscellaneous income (expense) was primarily due to the absence of a loss associated with mark-to-market supply agreements that occurred during the first quarter of 2006. In addition, we recorded a gain of $1.9 million on the sale of property during the first quarter of 2007.
     Income tax expense for the three months ended March 31, 2007, was $4.5 million or 42.1% of pre-tax income compared with $4.1 million or 32.8% of pre-tax income in the prior year quarter ended March 2006. The primary reason for the increase in rate is an increase in the anticipated level of current year earnings to be repatriated from outside the United States. The Company expects its full-year 2007 effective tax rate will be approximately 36%.
     There were no new businesses included in discontinued operations in the first quarter of 2007. We recorded a loss of $0.2 million, net of taxes, in the first quarter related to post-closing matters associated with businesses we sold in previous years.
     Based upon recent historical trends in the cost of our raw materials, we believe that the adoption of the FIFO method of accounting for all inventories should increase the reported value of inventories and the reported value of those inventories should increase at a rate similar to the overall U.S. general inflation rate over time. The future value of inventories and net income reported under the FIFO method will also exclude any impact related to the liquidation of LIFO layers.

	Three months ended
	March 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$138,815	$126,109	$12,706	10.1%
Electronic Materials	112,944	107,366	5,578	5.2%
Color & Glass Performance Materials	105,700	94,612	11,088	11.7%
Polymer Additives	82,513	82,723	(210)	-0.3%
Specialty Plastics	66,961	71,724	(4,763)	-6.6%
Other	22,772	22,619	153	0.7%

Total	$529,705	$505,153	$24,552	4.9%

Segment Operating Income
Performance Coatings	$10,683	$9,091	$1,592	17.5%
Electronic Materials	6,083	8,281	(2,198)	-26.5%
Color & Glass Performance Materials	15,067	12,771	2,296	18.0%
Polymer Additives	3,106	4,544	(1,438)	-31.6%
Specialty Plastics	3,139	5,791	(2,652)	-45.8%
Other	3,691	1,597	2,094	131.1%

Total	$41,769	$42,075	$(306)	-0.7%

     Performance Coatings Segment Results. Sales increased in Performance Coatings due to increased sales of both tile coatings and porcelain enamel products. The sales increases were driven by improved price and mix, as well as favorable changes in foreign exchange rates. Volume declines partially offset the sales growth within the segment. Regionally, sales growth was strongest in Europe and Asia. In North America, demand from appliance and residential construction applications weakened. Operating income increased during the first quarter of 2007 primarily as a result of increased pricing, partially offset by higher raw material costs.
     Electronic Materials Segment Results. Sales increases in the Electronic Materials segment were primarily driven by higher precious metal prices and other pricing adjustments, partially offset by lower volumes. Demand for conductive pastes used in solar cells continued to be strong, but we experienced weaker demand from our customers due to supply chain inventory reductions for dielectric materials used in the manufacture of capacitors. Growth was strongest in products sold from the United States and Europe. Operating income declined as a result of raw material cost increases and higher SG&A expense, partially offset by higher prices.
     Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of a combination of favorable exchange rate changes and improved pricing and product mix. Europe and Asia contributed the most to the sales increase, while sales in the United States declined. Operating income improved primarily as a result of increased pricing, partially offset by increased raw materials costs.
     Polymer Additives Segment Results. Sales declined slightly in Polymer Additives, compared to the first quarter of 2006. Sales declined in the United States as a result of weaker demand from customers who manufacture products used in residential construction applications. Sales in Europe increased, but not enough to completely offset declines in the United States. During the quarter, our increases in product prices more than offset increases in raw material costs, but were not sufficient to fully offset the effects of volume declines, leading to lower operating income, compared with the prior-year quarter.
     Specialty Plastics Segment Results. Sales declined in Specialty Plastics during the first quarter of 2007, primarily as a result of weak demand from United States-based customers who manufacture products used in residential construction, appliance and automotive applications. Sales and manufacturing volumes declined in our filled and reinforced plastics products. This decline was partially offset by increased sales of our colorant and gel coat products. Operating income declined as a result of the effects of lower volume and higher raw material costs which, together, were greater than the operating income benefits from price increases.

	Three months ended
	March 31 ,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$238,406	$248,671	$(10,265)	-4.1%
International	291,299	256,482	34,817	13.6%

Total	$529,705	$505,153	$24,552	4.9%

     Sales declined in the United States, driven by lower sales in the Specialty Plastics, Polymer Additives and Color and Glass Performance Materials segments. These declines were partially offset by sales increases in Electronic Materials and Performance Coatings. International sales increased most strongly in Europe, where sales increased as a result of favorable changes in exchange rates, pricing and mix, and volume. Additional increases were recorded in the Asian and Latin American regions, driven primarily by pricing and mix changes. The international sales increase was driven primarily by sales growth in the Color and Glass Performance Materials, Performance Coatings and Polymer Additives segments.

	Three months ended
	March 31 ,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$63,801	$(78,687)	$142,488	-181.1%
Net cash used for investing activities	(10,689)	(7,658)	(3,031)	39.6%
Net cash (used for) provided by financing activities	(52,814)	85,152	(137,966)	-162.0%
Effect of exchange rate changes on cash	258	317	(59)	-18.6%

Increase (decrease) in cash and cash equivalents	$556	$(876)	$1,432	-163.5%

     Cash flows from operating activities improved by $142.5 million in the first quarter of 2007 over the same quarter in 2006. Changes in deposits under our precious metals consignment program provided $129.7 million of that improvement. In the first quarter of 2007, we received $69.7 million of these deposits from financial institutions, while in the prior year quarter, we placed $60.0 million on deposit with financial institutions under this program.
     Cash used for investing activities increased by $3.0 million primarily due to $5.7 million of increased capital expenditures related to the construction of a freestanding, state-of-the-art plant in Spain, which will produce pigments for the European market, and increased investments in the Asia Pacific region. This increase in cash used for investing activities was partially offset by higher proceeds from asset sales.
     Cash flows used in financing activities increased $138.0 million, of which $146.9 million related to changes in borrowing activity. In the first quarter of 2007, we used cash to reduce our debt by $51.6 million. In the prior year quarter, we borrowed $95.3 million in order to finance the deposits for precious metals noted above and other working capital needs, such as inventories. This increased use of cash was partially offset by debt issue costs of $4.8 million paid in the first quarter of 2006 as part of our refinancing and increased proceeds to the Company of $4.0 million in 2007 compared with 2006 related to the exercise of stock options.
Capital Resources and Liquidity
Credit Rating
     In 2006, Standard & Poor’s Rating Group (“S&P”) downgraded the Company’s senior credit rating from BB to B+, and Moody’s Investor Service, Inc. (“Moody’s”) downgraded its rating from Ba1 to B1 and then withdrew its rating. Moody’s cited the absence of audited financial statements for a sustained period of time and the concern that there may be additional delays in receiving audited financials for 2005. Moody’s indicated it could reassign ratings to the Company after we filed audited financial statements for 2004 and 2005 with the SEC. We have filed these statements with the SEC and have had initial discussions with Moody’s about reinstatement of its ratings.
Revolving Credit and Term Loan Facility
     In 2006, we entered into an agreement from a group of lenders for a $700 million credit facility (the “New Credit Facility”). The New Credit Facility consists of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility. At March 31, 2007, we were in compliance with the covenants of the New Credit Facility.
     At March 31, 2007, we had borrowed $27.4 million of the revolving credit facility and had $213.9 million available, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility.
     In January 2007, we borrowed an additional $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. At that time, we also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. At March 31, 2007, we had borrowed $305.0 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from April 2007 to July 2011 and $72.8 million from October 2011 to April 2012 and a final payment of $72.8 million in June 2012.

Senior Notes and Debentures
     At March 31, 2007, we had $200.0 million principal amount outstanding under senior notes, which are due in 2009, and we were in compliance with the covenants under their indentures.
Off Balance Sheet Arrangements
     Receivable Sales Programs. We sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable under an asset securitization program. This program, which expires in 2009, accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“conduits”) for proceeds of up to $100.0 million. FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At March 31, 2007, FFC had received net proceeds of $71.7 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $18.6 million.
     Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. These requirements were substantially reduced in the first quarter of 2007. Outstanding collateral deposits decreased from $70.1 million at December 31, 2006, to $0.4 million at March 31, 2007. At March 31, 2007, we had on hand $125.6 million of precious metals owned by financial institutions, measured at fair value.
     Bank Guarantees and Standby Letters of Credit. At March 31, 2007, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.0 million. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments.
Other Financing Arrangements
     In addition, the Company maintains other lines of credit and receivable sales programs to provide global flexibility for the Company’s liquidity requirements. Most of these facilities, including receivable sales programs, are uncommitted lines for the Company’s international operations.
Uncertain Tax Positions
     Adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as of January 1, 2007, did not materially impact the Company’s liquidity. We do not have significant assets or liabilities related to uncertain tax positions that are expected to be settled in the next twelve months. However, at March 31, 2007, we had recognized approximately $23.5 million of long-term tax assets and $36.1 million of long-term tax liabilities, which could be settled more than one year in the future.
Liquidity Requirement
     Our liquidity requirements primarily include debt service, purchase commitments, working capital requirements, capital investments, postretirement obligations and dividend payments. Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. However, the liquidity available under our revolving credit agreement, along with liquidity from other financing arrangements, available cash flows from operations, and asset sales, should allow the Company to meet its funding requirements and other commitments.
Critical Accounting Policies and Their Application
     A detailed description of our critical accounting policies is contained in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

     As described below and elsewhere in this quarterly report, we changed our method of valuing selected inventories. Because of this change, the description of the accounting policy regarding our method of valuing our inventories contained in our Annual Report on Form 10-K for the year ended December 31, 2006, should now state the following:
Inventories
     We value inventory at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method.
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
Newly Adopted Accounting Methods
     On January 1, 2007, we elected to change our costing method for our inventories not already costed under the lower of cost or market using the FIFO method, while in prior years, these inventories were costed under the lower of cost or market using the last-in, first-out (“LIFO”) method. The percentage of inventories accounted for under the LIFO method for U.S. inventories and consolidated inventories was 13.8% and 6.2%, respectively, at December 31, 2006. We adopted the new and preferable method of accounting for these inventories because the FIFO method conforms the inventory costing methods to a single method for all of our inventories and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets and enhances the matching of future revenues with cost of sales. All prior periods presented have been adjusted to reflect the new method retrospectively. The newly adopted accounting pronouncement increased our inventory balance by $14.7 million and $13.7 million and increased retained earnings, net of income tax effects, by $9.1 million and $8.5 million as of January 1, 2007 and 2006, respectively. Because of this change in accounting principle, inventory values at future balance sheet dates should reflect the most current prices we pay for the underlying inventory quantities.
     On January 1, 2007, we also changed our accounting method of accruing for major planned overhauls. FASB Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities, prohibits our prior policy of accruing for major planned overhauls in advance of when the actual costs are incurred. Under our new policy, the costs of major planned overhauls are expensed when incurred. All prior periods presented have been adjusted to reflect the new method retrospectively. Adoption of this accounting pronouncement decreased our accrued expenses and other current liabilities by $2.1 million and $2.2 million and increased retained earnings, net of income tax effects, by $1.4 million and $1.5 million as of January 1, 2007 and 2006, respectively.
     On January 1, 2007, we adopted FIN 48, which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The adoption of this interpretation decreased the opening balance of retained earnings by $11.9 million as of January 1, 2007. We have elected to continue to report interest and penalties as income tax expense.
     On January 1, 2007, we also adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value, if practicable, a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations primarily relating to off-balance sheet arrangements. Ferro provides normal collection and administration services for its U.S. trade accounts receivable sold to Ferro Finance Corporation (“FFC”). Ferro receives a fee for these services that approximates their fair value. Therefore, the adoption of FAS No. 156 did not have an affect on our consolidated financial statements.

Risk Factors
     Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. A detailed description of such uncertainties, risks and other factors is contained under the heading “Risk Factors” of Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     Information about our exposure to these market risks and sensitivity analyses about potential losses resulting from hypothetical changes in market rates is presented below:

	March 31 ,	December 31,
	2007	2006
	(Dollars in thousands)
Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$4,490	$4,797
Fixed -rate debt:
Carrying amount	$200,213	$200,281
Fair value	$206,258	$206,399
Change in fair value from 1% increase in interest rate	$(3,257)	$(3,668)
Change in fair value from 1% decrease in interest rate	$3,327	$3,755
Foreign currency forward contracts:
Notional amount	$117,290	$121,430
Carrying amount and fair value	$(500)	$(640)
Change in fair value from 10% appreciation of U.S. dollar	$(185)	$(1,142)
Change in fair value from 10% depreciation of U.S. dollar	$225	$1,396
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,847	2,004
Carrying amount and fair value	$768	$1,939
Change in fair value from 10% change in forward prices	$901	$1,003
Precious metals forward contracts:
Notional amount (in troy ounces)	241,194	183,264
Carrying amount and fair value	$305	$192
Change in fair value from 10% change in forward prices	$542	$465
Marked-to-market natural gas forward purchase contracts :
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
Change in fair value from 10% change in forward prices	$—	$78

Item 4. Controls and Procedures
     A discussion of the Company’s Controls and Procedures is contained under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of March 31, 2007.
     Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     During the first quarter of 2007, there were no material changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information on legal proceedings contained in Note 9 to the condensed consolidated financial statements is incorporated here by reference.
Item 1A. Risk Factors
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     No change.
Item 3. Defaults Upon Senior Securities
     In April 2006, we received from the Trustee of the senior notes a notice of default caused by our delayed financial filings with the SEC for 2005. In December 2006, we became current with all of our financial reporting requirements under the senior notes, and the related default was no longer continuing. At March 31, 2007, we were in compliance with the covenants under the indentures for the senior notes.
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
Date: May 10, 2007
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007

/s/ Sallie B. Bailey
Sallie B. Bailey
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.
Exhibit:
3	Articles of Incorporation and by-laws
3.1	Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.4	Amended Code of Regulations. (Reference is made to Exhibit 10.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)
4	Instruments defining rights of security holders, including indentures
4.1	The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to an Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
4.1.1	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of J. P. Morgan Trust Company, National Association, as Trustee, for the benefit of the Trustee and the Holders under the Indentures. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)

4.1.2	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
4.2	Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)

4.3	Form of Global Note (9 1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.3 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)
The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

18.1	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.