Form 10-Q
period 2007-06-30
FERRO CORP
filed 2007-08-08
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At July 31, 2007, there were 43,508,944 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
		Adjusted		Adjusted
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Net sales	$553,658	$538,492	$1,083,363	$1,043,645
Cost of sales	446,131	427,586	869,056	824,905

Gross profit	107,527	110,906	214,307	218,740
Selling, general and administrative expenses	84,386	78,735	163,143	157,839
Restructuring charges	332	—	1,863	—
Other expense (income):
Interest expense	14,286	18,087	31,732	31,337
Interest earned	(189)	(1,026)	(1,154)	(1,770)
Foreign currency transactions, net	423	219	934	540
Miscellaneous expense (income), net	883	(758)	(386)	2,642

Income before taxes	7,406	15,649	18,175	28,152
Income tax expense	2,808	5,137	7,342	9,244

Income from continuing operations	4,598	10,512	10,833	18,908
Loss on disposal of discontinued operations, net of tax	58	341	214	467

Net income	4,540	10,171	10,619	18,441
Dividends on preferred stock	259	317	545	645

Net income available to common shareholders	$4,281	$9,854	$10,074	$17,796

Per common share data
Basic earnings:
From continuing operations	$0.10	$0.24	$0.24	$0.43
From discontinued operations	0.00	(0.01)	0.00	(0.01)

	$0.10	$0.23	$0.24	$0.42

Diluted earnings:
From continuing operations	$0.10	$0.24	$0.24	$0.43
From discontinued operations	0.00	(0.01)	0.00	(0.01)

	$0.10	$0.23	$0.24	$0.42

Cash dividends declared	$0.145	$0.145	$0.29	$0.29

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

		Adjusted
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$17,795	$16,985
Accounts and trade notes receivable, net	248,630	220,899
Note receivable from Ferro Finance Corporation	30,199	16,083
Inventories	291,833	269,234
Deposits for precious metals	—	70,073
Deferred income taxes	12,593	12,291
Other current assets	29,718	25,877

Total current assets	630,768	631,442
Other assets
Property, plant and equipment, net	525,335	526,802
Goodwill and other intangible assets, net	405,710	406,340
Deferred income taxes	91,388	94,490
Other non-current assets	104,577	82,528

Total assets	$1,757,778	$1,741,602

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$22,790	$10,764
Accounts payable	253,589	237,018
Income taxes	—	8,951
Accrued payrolls	28,695	33,164
Accrued expenses and other current liabilities	92,820	91,150

Total current liabilities	397,894	381,047
Other liabilities
Long-term debt, less current portion	536,394	581,654
Postretirement and pension liabilities	188,459	194,427
Deferred income taxes	18,267	11,037
Other non-current liabilities	58,452	21,599

Total liabilities	1,199,466	1,189,764
Series A convertible preferred stock	14,602	16,787
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	161,112	158,504
Retained earnings	586,309	600,638
Accumulated other comprehensive loss	(54,662)	(65,138)
Common shares in treasury, at cost	(201,372)	(211,276)

Total shareholders’ equity	543,710	535,051

Total liabilities and shareholders’ equity	$1,757,778	$1,741,602

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

						Accumulated	Total
	Common Shares					Other	Share-
	in Treasury		Common	Paid-in	Retained	Comprehensive	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except per share data)
Balances at December 31, 2006 - Adjusted	9,458	$(211,276)	$52,323	$158,504	$600,638	$(65,138)	$535,051
Net income					10,619		10,619
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						12,742	12,742
Postemployment benefit liability adjustments						(3)	(3)
Raw material commodity swap adjustments						(1,512)	(1,512)
Interest rate swap adjustments						(751)	(751)

Total comprehensive income							21,095
Cash dividends:
Common					(12,496)		(12,496)
Preferred					(545)		(545)
Income tax benefits					26		26
Transactions involving benefit plans	(571)	9,904		2,608			12,512
Adjustment to initially apply FIN No. 48 as of January 1, 2007					(11,933)		(11,933)

Balances at June 30, 2007	8,887	$(201,372)	$52,323	$161,112	$586,309	$(54,662)	$543,710

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
		Adjusted
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income	$10,619	$18,441
Depreciation and amortization	43,992	38,892
Precious metals deposits	70,073	(58,000)
Accounts and trade notes receivable, inventories, and accounts payable	(26,190)	(59,501)
Note receivable from Ferro Finance Corporation	(14,116)	67,735
Other changes in current assets and liabilities, net	(7,367)	5,957
Other adjustments, net	(7,149)	5,814

Net cash provided by continuing operations	69,862	19,338
Net cash used for discontinued operations	(45)	(766)

Net cash provided by operating activities	69,817	18,572
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(30,921)	(20,829)
Proceeds from sale of assets and businesses	1,964	5,606
Cash investment in affiliate	859	(25,000)
Other investing activities	—	62

Net cash used for investing activities	(28,098)	(40,161)
Cash flows from financing activities
Net borrowings under short term facilities	10,850	1,136
Proceeds from revolving credit facility	410,295	774,000
Proceeds from term loan facility	55,000	95,000
Principal payments on revolving credit facility	(507,649)	(823,200)
Principal payments on term loan facility	(1,525)	—
Debt issue costs paid	(2,086)	(14,402)
Proceeds from exercise of stock options	8,233	2,196
Cash dividends paid	(13,041)	(12,955)
Other financing activities	(1,325)	(1,658)

Net cash (used for) provided by financing activities	(41,248)	20,117
Effect of exchange rate changes on cash	339	(432)

Increase (decrease) in cash and cash equivalents	810	(1,904)
Cash and cash equivalents at beginning of period	16,985	17,413

Cash and cash equivalents at end of period	$17,795	$15,509

Cash paid during the period for:
Interest	$28,680	$28,081
Income taxes	$6,774	$4,397
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and six months ended June 30, 2007, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
     Interest earned in the three and six months ended June 30, 2006, of $1.0 million and $1.8 million, respectively, was reclassified from miscellaneous (income) expense, net, and is shown separately in the condensed consolidated statements of income.
2. Accounting Methods Adopted in the Six Months Ended June 30, 2007
     On January 1, 2007, we elected to change our costing method for our inventories not already costed under the lower of cost or market using the first-in, first-out (“FIFO”) method, while in prior years, these inventories were costed under the lower of cost or market using the last-in, first-out (“LIFO”) method. The percentage of inventories accounted for under the LIFO method at December 31, 2006, was 13.8% for U.S. inventories and 6.2% for consolidated inventories. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction, all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve. This change increased our inventory balance by $13.7 million and increased retained earnings, net of income tax effects, by $8.5 million as of January 1, 2006.
     On January 1, 2007, we also changed our accounting method of accruing for major planned overhauls. Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities, (“AUG AIR-1”), prohibits our prior policy of accruing for major planned overhauls in advance of when the actual costs are incurred. Under our new policy, the costs of major planned overhauls are expensed when incurred. All prior periods presented have been adjusted to apply the new method retrospectively. Adoption of this accounting pronouncement decreased our accrued expenses and other current liabilities by $2.2 million and increased retained earnings, net of income tax effects, by $1.5 million as of January 1, 2006.
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
     On January 1, 2007, we also adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. We provide “collection agent” services for our U.S. and certain international receivable sales programs. The “collection agent” fees received by the Company approximate adequate compensation. Therefore, the adoption of FAS No. 156 did not have an effect on our consolidated financial statements.
     We have presented the effects of the changes in accounting principles for inventory costs and for major planned overhauls for 2007 and 2006 below. We have combined certain financial statement line items if they were not affected by the changes in accounting principles.
Condensed Consolidated Statements of Income

	Three months ended June 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands, except per share amounts)
Net sales	$553,658	$—	$553,658
Cost of sales	446,663	(532)	446,131

Gross profit	106,995	532	107,527
Selling, general and administrative expenses	84,386	—	84,386
Restructuring charges	332	—	332
Other expense	15,403	—	15,403

Income before taxes	6,874	532	7,406
Income tax expense	2,612	196	2,808

Income from continuing operations	4,262	336	4,598
Loss on disposal of discontinued operations, net of tax	58	—	58

Net income	4,204	336	4,540
Dividends on preferred stock	259	—	259

Net income available to common shareholders	$3,945	$336	$4,281

Per common share data
Basic earnings:
From continuing operations	$0.09	$0.01	$0.10
From discontinued operations	0.00	0.00	0.00

	$0.09	$0.01	$0.10

Diluted earnings:
From continuing operations	$0.09	$0.01	$0.10
From discontinued operations	0.00	0.00	0.00

	$0.09	$0.01	$0.10

	Six months ended June 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands, except per share amounts)
Net sales	$1,083,363	$—	$1,083,363
Cost of sales	869,687	(631)	869,056

Gross profit	213,676	631	214,307
Selling, general and administrative expenses	163,143	—	163,143
Restructuring charges	1,863	—	1,863
Other expense	31,126	—	31,126

Income before taxes	17,544	631	18,175
Income tax expense	7,107	235	7,342

Income from continuing operations	10,437	396	10,833
Loss on disposal of discontinued operations, net of tax	214	—	214

Net income	10,223	396	10,619
Dividends on preferred stock	545	—	545

Net income available to common shareholders	$9,678	$396	$10,074

Per common share data
Basic earnings:
From continuing operations	$0.23	$0.01	$0.24
From discontinued operations	0.00	0.00	0.00

	$0.23	$0.01	$0.24

Diluted earnings:
From continuing operations	$0.23	$0.01	$0.24
From discontinued operations	0.00	0.00	0.00

	$0.23	$0.01	$0.24

	Three months ended June 30, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$538,492	$—	$—	$538,492
Cost of sales	427,602	56	(72)	427,586

Gross profit	110,890	(56)	72	110,906
Selling, general and administrative expenses	78,735	—	—	78,735
Other expense	16,522	—	—	16,522

Income before taxes	15,633	(56)	72	15,649
Income tax expense	5,142	(21)	16	5,137

Income from continuing operations	10,491	(35)	56	10,512
Loss on disposal of discontinued operations, net of tax	341	—	—	341

Net income	10,150	(35)	56	10,171
Dividends on preferred stock	317	—	—	317

Net income available to common shareholders	$9,833	$(35)	$56	$9,854

Per common share data
Basic earnings:
From continuing operations	$0.24	$0.00	$0.00	$0.24
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.23	$0.00	$0.00	$0.23

Diluted earnings:
From continuing operations	$0.24	$0.00	$0.00	$0.24
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.23	$0.00	$0.00	$0.23

	Six months ended June 30, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$1,043,645	$—	$—	$1,043,645
Cost of sales	824,848	234	(177)	824,905

Gross profit	218,797	(234)	177	218,740
Selling, general and administrative expenses	157,839	—	—	157,839
Other expense	32,749	—	—	32,749

Income before taxes	28,209	(234)	177	28,152
Income tax expense	9,280	(87)	51	9,244

Income from continuing operations	18,929	(147)	126	18,908
Loss on disposal of discontinued operations, net of tax	467	—	—	467

Net income	18,462	(147)	126	18,441
Dividends on preferred stock	645	—	—	645

Net income available to common shareholders	$17,817	$(147)	$126	$17,796

Per common share data
Basic earnings:
From continuing operations	$0.43	$0.00	$0.00	$0.43
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.42	$0.00	$0.00	$0.42

Diluted earnings:
From continuing operations	$0.43	$0.00	$0.00	$0.43
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.42	$0.00	$0.00	$0.42

Condensed Consolidated Balance Sheets

	June 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$276,481	$15,352	$291,833
Deferred income taxes	18,443	(5,850)	12,593
Other current assets	326,342	—	326,342

Total current assets	621,266	9,502	630,768
Other assets	1,127,010	—	1,127,010

Total assets	$1,748,276	$9,502	$1,757,778

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities	$397,894	$—	$397,894
Other liabilities	801,572	—	801,572

Total liabilities	1,199,466	—	1,199,466
Series A convertible preferred stock	14,602	—	14,602
Shareholders’ equity
Retained earnings	576,807	9,502	586,309
Other shareholders’ equity	(42,599)	—	(42,599)

Total shareholders’ equity	534,208	9,502	543,710

Total liabilities and shareholders’ equity	$1,748,276	$9,502	$1,757,778

	December 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$254,513	$14,721	$—	$269,234
Deferred income taxes	18,175	(5,615)	(269)	12,291
Other current assets	349,917	—	—	349,917

Total current assets	622,605	9,106	(269)	631,442
Other assets
Deferred income taxes	94,662	—	(172)	94,490
Other non-current assets	1,015,670	—	—	1,015,670

Total assets	$1,732,937	$9,106	$(441)	$1,741,602

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes	$8,732	$—	$219	$8,951
Accrued expenses and other current liabilities	93,206	—	(2,056)	91,150
Other current liabilities	280,946	—	—	280,946

Total current liabilities	382,884	—	(1,837)	381,047
Other liabilities	808,717	—	—	808,717

Total liabilities	1,191,601	—	(1,837)	1,189,764
Series A convertible preferred stock	16,787	—	—	16,787
Shareholders’ equity
Retained earnings	590,136	9,106	1,396	600,638
Other shareholders’ equity	(65,587)	—	—	(65,587)

Total shareholders’ equity	524,549	9,106	1,396	535,051

Total liabilities and shareholders’ equity	$1,732,937	$9,106	$(441)	$1,741,602

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands)
Cash flows from operating activities
Net income	$10,223	$396	$10,619
Depreciation and amortization	43,992	—	43,992
Precious metals deposits	70,073	—	70,073
Accounts and trade notes receivable, inventories, and accounts payable	(25,559)	(631)	(26,190)
Note receivable from Ferro Finance Corporation	(14,116)	—	(14,116)
Other changes in current assets and liabilities, net	(7,367)	—	(7,367)
Other adjustments, net	(7,384)	235	(7,149)

Net cash provided by continuing operations	69,862	—	69,862
Net cash used for discontinued operations	(45)	—	(45)

Net cash provided by operating activities	69,817	—	69,817
Cash flows from investing activities	(28,098)	—	(28,098)
Cash flows from financing activities	(41,248)	—	(41,248)
Effect of exchange rate changes on cash	339	—	339

Increase in cash and cash equivalents	810	—	810
Cash and cash equivalents at beginning of period	16,985	—	16,985

Cash and cash equivalents at end of period	$17,795	$—	$17,795

	Six months ended June 30, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)
Cash flows from operating activities
Net income	$18,462	$(147)	$126	$18,441
Depreciation and amortization	38,892	—	—	38,892
Precious metals deposits	(58,000)	—	—	(58,000)
Accounts and trade notes receivable, inventories, and accounts payable	(59,735)	234	—	(59,501)
Note receivable from Ferro Finance Corporation	67,735	—	—	67,735
Other changes in current assets and liabilities, net	6,094	—	(137)	5,957
Other adjustments, net	5,890	(87)	11	5,814

Net cash provided by continuing operations	19,338	—	—	19,338
Net cash used for discontinued operations	(766)	—	—	(766)

Net cash provided by operating activities	18,572	—	—	18,572
Cash flows from investing activities	(40,161)	—	—	(40,161)
Cash flows from financing activities	20,117	—	—	20,117
Effect of exchange rate changes on cash	(432)	—	—	(432)

Decrease in cash and cash equivalents	(1,904)	—	—	(1,904)
Cash and cash equivalents at beginning of period	17,413	—	—	17,413

Cash and cash equivalents at end of period	$15,509	$—	$—	$15,509

3. Newly Issued Accounting Pronouncement
     In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Currently, we recognize this income tax benefit as an increase to retained earnings. EITF No. 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007. Beginning in 2008, we will report this income tax benefit as an increase to paid-in capital.
4. Inventories
     As noted in Note 2, effective January 1, 2007, we elected to change our costing method for selected inventories. We applied this change in accounting principle by adjusting all prior periods presented retrospectively. Inventories consisted of the following:

		Adjusted
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Raw materials	$84,902	$74,160
Work in process	44,919	44,658
Finished goods	162,012	150,416

Total	$291,833	$269,234

     In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.0 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively, and were charged to cost of sales. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006. These requirements were eliminated during the first half of 2007. We had on hand $113.7 million at June 30, 2007, and $120.9 million at December 31, 2006, of precious metals owned by financial institutions, measured at fair value.
5. Property, Plant and Equipment
     Property, plant and equipment is reported net of accumulated depreciation of $733.0 million at June 30, 2007, and $691.4 million at December 31, 2006.

6. Financing and Long-term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
$200,000 Senior Notes, 9.125%, due 2009 *	$199,454	$199,273
Revolving credit facility	30,599	127,953
Term loan facility	303,475	250,000
Capital lease obligations	6,410	6,744
Other notes	841	1,008

	540,779	584,978
Less current portion	(4,385)	(3,324)

Total	$536,394	$581,654

*	Net of unamortized discounts.
Credit Rating
     In May 2007, Moody’s Investor Services, Inc. (“Moody’s”) reassigned a senior credit rating to the Company after withdrawing its rating in March 2006 due to delays in the filing of financial statements for 2005 and quarterly statements for 2004 through 2006. At June 30, 2007, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facilities
     In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility. At that time, the credit facility consisted of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.
     In June 2007, we amended the credit facility (the “Amended Credit Facility”) primarily to increase the size of the revolving credit facility by $50 million to $300 million, reduce interest expense, and increase operating flexibility. We had $260.7 million at June 30, 2007, and $109.3 million at December 31, 2006, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility. With the amendment, we reduced the margins for borrowings under both the revolving credit and the term loan facilities as compared with the margins that were in effect prior to the amendment. For the revolving credit facility, as amended, the variable margin is based on the Company’s leverage ratio. Previously, the variable margin was based on the Company’s credit ratings as determined by S&P and Moody’s. In addition, the amendment increased our operating flexibility by increasing the amount of restructuring and manufacturing rationalization programs permitted, relaxing restrictions on the use of proceeds from asset dispositions, and modifying covenants related to Ferro’s leverage ratio and fixed charge coverage ratio.
     In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. We also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. As a result of canceling the remaining commitment, we wrote off to interest expense $2.0 million of deferred fees related to the term loan facility in the first quarter of 2007. In the second quarter of 2007, we began making periodic principal payments on the term loans. At June 30, 2007, we had borrowed $303.5 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from July 2007 to July 2011 and $72.6 million from October 2011 to April 2012 and a final payment of $72.6 million in June 2012.
     The interest rates under the Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the June 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in June 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At June 30, 2007, the average interest rate for revolving credit borrowings was 6.8%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 7.5%. At December 31, 2006, the average interest rate was 8.1% for revolving credit borrowings and 8.1% for term loan borrowings.
Senior Notes and Debentures
     The senior notes are redeemable at our option at any time for the principal amount then outstanding plus the present value of unpaid interest through maturity. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the ratings by Moody’s and S&P of the senior notes are below investment grade.
Receivable Sales Programs
     We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”) for proceeds of up to $100.0 million. FFC had received net proceeds of $61.3 million at June 30, 2007, and $60.6 million at December 31, 2006, for outstanding receivables. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due, as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the Conduits, provides normal “collection agent” services with respect to the trade accounts receivable sold. In June 2007, we amended the program primarily to reduce its fees and to make Ferro’s leverage ratio the basis for these fees.
     Activity from this program for the six months ended June 30 is detailed below:

	2007	2006
	(Dollars in thousands)
Trade accounts receivable sold to FFC	$497,358	$528,834
Cash proceeds from FFC	482,838	596,288
Trade accounts receivable collected and remitted to FFC and the conduits	482,138	513,388
     In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $61.2 million and $49.2 million at June 30, 2007, and December 31, 2006, respectively. The amount of outstanding receivables sold under the international programs was $39.3 million and $33.7 million at June 30, 2007, and December 31, 2006, respectively.
Other Financing Arrangements
     In June 2007, we entered into two international variable-rate credit facilities secured by specific accounts receivable. At June 30, 2007, the commitments under these facilities, which can be withdrawn at any time, totaled $22.3 million, and the borrowings totaled $14.9 million.
7. Financial Instruments
     The carrying amounts of borrowings under the Amended Credit Facility approximate their fair values, due to their variable market interest rates. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements. These swaps effectively converted $150 million of our variable-rate debt to a fixed rate.
     The carrying amount of the senior notes was $199.5 million at June 30, 2007, and $199.3 million at December 31, 2006. The fair value of the senior notes was $205.5 million at June 30, 2007, and $205.5 million at December 31, 2006. The fair value of Ferro’s senior notes is based on a third party’s estimated bid price.
     We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of the commodities for future purchase. When we enter into fixed price sales contracts for products with precious metal content, we also enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the fixed price sales contract. We also purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of cost changes. For gas contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. Our purchase commitment for natural gas under normal purchase contracts was $7.4 million at June 30, 2007.
     The notional amounts, carrying amounts of assets (liabilities), and fair values of these derivative instruments were as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Interest rate swaps:
Notional amount	$150,000	$—
Carrying amount and fair value	$(1,231)	$—
Foreign currency forward contracts:
Notional amount	$157,018	$121,430
Carrying amount and fair value	$(281)	$(640)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,564	2,004
Carrying amount and fair value	$(1,047)	$1,939
Precious metals forward contracts:
Notional amount (in troy ounces)	206,403	183,264
Carrying amount and fair value	$124	$192
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
8. Income Taxes
     Income tax expense for the six months ended June 30, 2007, was $7.3 million or 40.4% of pre-tax income compared with $9.2 million or 32.9% of pre-tax income in the first half of 2006. The primary reasons for the increase in the effective tax rate were a change in the mix of income by country and a relatively high level of current year earnings repatriated from outside the United States.
     On January 1, 2007, we adopted FIN 48. For further information regarding the adoption of FIN 48, refer to Note 2.
     As of January 1, 2007, we had unrecognized tax benefits of $47.4 million, which, if recognized, would have a favorable impact of $23.5 million on income tax expense. We have recorded accrued interest and penalties related to unrecognized tax benefits totaling $3.7 million at January 1, 2007. During the first half of 2007, there were no significant changes in the amount of unrecognized tax benefits. We do not anticipate any significant increase or decrease in the amount of unrecognized tax benefits within the next twelve months.
     The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2000.

9. Contingent Liabilities
     In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any liability. The settlement agreement must be approved by the United States District Court for the Eastern District of Pennsylvania. During the quarter ended June 30, 2007, and as a result of the settlement agreement, the Company recorded a reserve of approximately $6.3 million for a settlement payment of $5.5 million to the direct purchasers and a settlement payment of approximately $0.8 million to PolyOne Corporation, which opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company. The Company is vigorously defending the remaining two civil actions alleging antitrust violations in the heat stabilizer industry. In addition, the Company believes that it has a claim for indemnification by the former owner of the Company’s heat stabilizer business for the defense of these lawsuits and any resulting payments by the Company, including the payments of approximately $6.3 million to the class of direct purchasers and PolyOne Corporation. The remaining two actions are in their preliminary stages; therefore, we cannot determine the outcomes of these lawsuits at this time.
     In a July 2004 press release, we announced that our Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that our Audit Committee would investigate possible inappropriate accounting entries in the Polymer Additives business. We were later sued in a series of putative securities class action lawsuits related to this July 2004 announcement. Those lawsuits were consolidated into a single case in the United States District Court for the Northern District of Ohio against the Company, our deceased former Chief Executive Officer, our former Chief Financial Officer, and a former Operating Vice President of the Company. This claim was based on alleged violations of Federal securities laws. We considered these allegations to be unfounded and defended this action vigorously. In June 2007, the Court dismissed the consolidated case without prejudice. While the plaintiffs may appeal this decision, we do not expect the ultimate outcome of the case to have a material effect on the financial position, results of operations or cash flows of the Company.
     Also following this July 2004 press release, four derivative lawsuits were filed and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. In March 2006, the Court dismissed the consolidated derivative action without prejudice. In April 2006, the plaintiffs filed a motion seeking relief from the judgment that dismissed the derivative lawsuit and seeking to amend their complaint further following discovery. The plaintiffs’ motion was denied. Later in April 2006, plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filing. We have notified Ferro’s directors and officers liability insurer of the claim. This appeal is currently under consideration by the Sixth Circuit Court of Appeals; therefore, we cannot determine the outcome of this litigation at this time.
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
     In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations related to the same allegations. Our Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. Ferro promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend Ferro and its Belgian subsidiary with respect to these investigations. In response to our notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters. In December 2005, the Hungarian authorities imposed a de minimis fine on our Belgian subsidiary, and we expect the German and Belgian authorities also to assess fines for the alleged conduct. We cannot predict the amount of fines that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for such fines.
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
     The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.0 million at June 30, 2007, and $20.8 million at December 31, 2006. These agreements primarily relate to Ferro’s insurance programs, natural gas contracts, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
10. Retirement Benefits
     Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$315	$2,586	$1,633	$1,792	$152	$191
Interest cost	5,029	5,144	2,318	1,874	859	831
Expected return on plan assets	(5,129)	(4,852)	(1,837)	(1,473)	—	—
Amortization of prior service cost	39	27	28	35	(293)	(158)
Net amortization and deferral	1,473	1,686	145	233	—	—
Curtailment and settlement effects	—	2,415	—	—	—	(2,453)

Net periodic benefit cost	$1,727	$7,006	$2,287	$2,461	$718	$(1,589)

     Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$631	$5,279	$3,225	$3,473	$304	$408
Interest cost	10,057	10,449	4,578	3,665	1,718	1,674
Expected return on plan assets	(10,252)	(9,762)	(3,628)	(2,879)	—	—
Amortization of prior service cost	79	45	55	72	(586)	(249)
Net amortization and deferral	2,949	3,659	286	453	—	—
Curtailment and settlement effects	250	2,415	—	—	—	(2,453)

Net periodic benefit cost	$3,714	$12,085	$4,516	$4,784	$1,436	$(620)

     The change in net periodic benefit cost is due primarily to the following factors:
•	A curtailment recognized in the second quarter of 2006 of retirement benefit accumulations for our largest defined benefit plan, which covers certain salaried and hourly employees in the United States. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. These changes did not affect current retirees or former employees.

•	Settlements recognized in the second and third quarters of 2006 of certain obligations in our U.S. unfunded nonqualified defined benefit retirement plan, related primarily to a lump sum payment to the beneficiary of our deceased former Chief Executive Officer.

•	Restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, we recorded a net curtailment loss of $0.3 million for pension benefits related to this closing. We expect to also record a net curtailment gain for other benefits of $0.7 million in the third quarter of 2007 and approximately $2.5 million in the fourth quarter of 2007, based on the expected timing of employee terminations.

•	A curtailment recognized in the second quarter of 2006 of eligibility for retiree medical and life insurance coverage for nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for postretirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007.
11. Stock-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) and therefore measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
Deferred Stock Units
     Under the 2006 Long-Term Incentive Plan (the “Plan”) we granted our directors 36,700 deferred stock units during the six months ended June 30, 2007. Each deferred stock unit represents a forfeitable share of Ferro common stock. At the end of the deferral period, the deferred stock units will be converted into nonforfeitable shares of Ferro common stock based upon the recipients’ continued service with the Company. The recipients of the deferred stock units are not entitled to receive dividends during the deferral period. The deferred stock units granted in 2007 have a deferral period of one year.

     Because the deferred stock units may only be paid in shares of Ferro common stock, we treated them as equity awards under the requirements of FAS 123R. We determined the fair value of the deferred stock units based upon the closing stock price on the date of the grant adjusted downward for the present value of the dividends that will not be paid to recipients of the deferred stock units. The related compensation expense is recognized evenly over the deferral period.
Compensation Expense Information
     The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the six months ended June 30:

	2007	2006
	(Dollars in thousands)
Stock options	$1,573	$1,499
Performance shares	615	301
Deferred stock units	308	—

Total	$2,496	$1,800

Grant Information
     The following table contains information regarding the stock-based compensation as of and for the six month period ended June 30, 2007:

		Weighted-	Aggregate Grant	Remaining
	Number of	Average Fair	Date Fair Value	Service or
	Shares or	Value per	of Shares or	Performance
	Units Granted	Share or Unit	Units Granted	Period
			(Dollars in	(In years)
			thousands)
Stock options	517,000	$6.24	$3,225	3.6
Performance shares	151,600	21.88	3,316	2.7
Deferred stock units	36,700	21.50	789	0.7
12. Restructuring and Cost Reduction Programs
     During 2006, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.
     In July 2006, we announced that we were restructuring our European operations, including portions of our Performance Coatings segment and our Color and Glass Performance Materials segment. A portion of our Italian manufacturing operations and administrative functions was consolidated with Spain, where additional production capacity is being constructed. Additionally, we are consolidating our decorative colors production, primarily from Frankfurt, Germany, to Colditz, Germany. As a result of these activities, we have reduced our workforce by approximately 60 employees and are evaluating further workforce reductions. We expect these actions to significantly reduce the cost structure of our manufacturing operations. During the six months ended June 30, 2007, we recorded charges of $1.6 million for our operations in Spain, Portugal and France, primarily relating to registration taxes paid and expected employee termination benefits for additional headcount reductions affecting 10 employees. In March 2007, we reached an agreement with the Betriebsrat der Ferro GmbH (German Works Council) regarding employee termination benefits for employees included in the decorative colors consolidation plan. The agreement provides that a higher number of employees than previously anticipated will participate in a severance plan in accordance with German laws and regulations. As a result, the timing of the related expense recognition will occur ratably over future periods, and $1.3 million of the estimated amounts previously accrued were reversed during the first quarter. In total, 42 employees were terminated relating to the European consolidation during the first half of 2007.
     In November 2006, we announced that we were restructuring the Electronic Materials segment due to excess capacity we had for the production of dielectric and industrial ceramic products. We will cease production at our Niagara Falls, New York, manufacturing facility by the end of 2007 and transfer some of its production to facilities in Penn Yan, New York, and Uden, Netherlands. The closure will impact approximately 150 employees. During the six months ended June 30, 2007, we recorded $0.7 million of restructuring charges associated with termination benefits, and 62 employees were terminated.
     In February 2007 and June 2007, we approved additional restructuring plans for our Specialty Plastics and Polymer Additives segments. As a result, we recorded $1.0 million of gross restructuring charges in the six months ended June 30, 2007, primarily associated with termination benefits affecting 51 employees. We also reversed previously-accrued severance costs of $0.3 million due to changes in contractual benefits.
     In May 2007, we initiated discussions with representatives of workers at our Rotterdam, Netherlands, porcelain enamel manufacturing site regarding possible restructuring actions. No actions have been taken, and no charges have been recorded at this time.
     Restructuring charges for the six months ended June 30, 2007, also include $0.2 million in accrual adjustments for other cost reduction and restructuring programs prior to 2006.
     We have summarized the activities and balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Writedowns	Total
	(Dollars in thousands)
Balance, December 31, 2006	$6,730	$39	$15,795	$22,564
Gross charges	3,075	478	—	3,553
Cash payments	(4,135)	(452)	—	(4,587)
Reserve adjustments	(1,690)	—	—	(1,690)

Balance, June 30, 2007	$3,980	$65	$15,795	$19,840

     We expect to make cash payments to settle the remaining liabilities for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.
13. Discontinued Operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales, income before taxes or related tax expense, or cash flows from investing or financing activities from discontinued operations in the six months ended June 30, 2007 or 2006. The loss on disposal of discontinued operations includes ongoing legal and environmental costs directly related to discontinued operations. The disposal of discontinued operations resulted in the following pre-tax losses and related income tax benefits:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax losses	$95	$542	$351	$743
Tax benefits	37	201	137	276

Net of tax losses	$58	$341	$214	$467

     We have continuing environmental remediation obligations that are related to these divestitures, and we have accrued $3.3 million as of June 30, 2007, and $3.1 million as of December 31, 2006, for these matters.

14. Earnings per Share
     Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
		Adjusted		Adjusted
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$4,281	$9,854	$10,074	$17,796
Add back: Loss from discontinued operations	58	341	214	467

	$4,339	$10,195	$10,288	$18,263

Weighted-average common shares outstanding	42,906	42,448	42,807	42,393

Basic earnings per share from continuing operations	$0.10	$0.24	$0.24	$0.43

Diluted earnings per share computation:
Net income available to common shareholders	$4,281	$9,854	$10,074	$17,796
Add back: Loss from discontinued operations	58	341	214	467
Plus: Convertible preferred stock	—	—	—	—

	$4,339	$10,195	$10,288	$18,263

Weighted-average common shares outstanding	42,906	42,448	42,807	42,393
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed satisfaction of performance share conditions	47	16	51	13
Assumed satisfaction of deferred stock unit conditions	14	—	10	—
Assumed exercise of stock options	—	—	—	—

Weighted-average diluted shares outstanding	42,967	42,464	42,868	42,406

Diluted earnings per share from continuing operations	$0.10	$0.24	$0.24	$0.43

     The convertible preferred shares and the stock options were anti-dilutive for the three and six months ended June 30, 2007 and 2006, and thus not included in the diluted shares outstanding.
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

     Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Performance Coatings	$158,501	$135,959	$297,316	$262,068
Electronic Materials	108,823	123,167	221,767	230,533
Color and Glass Performance Materials	109,920	102,987	215,620	197,599
Polymer Additives	85,160	82,519	167,673	165,242
Specialty Plastics	69,797	72,039	136,758	143,763
Other businesses	21,457	21,821	44,229	44,440

Total net sales	$553,658	$538,492	$1,083,363	$1,043,645

     Below are each segment’s income and reconciliations to income before taxes from continuing operations:

	Three months ended		Six months ended
	June 30,		June 30,
		Adjusted		Adjusted
	2007	2006	2007	2006
	(Dollars in thousands)
Performance Coatings	$10,815	$11,319	$21,498	$20,410
Electronic Materials	4,929	10,353	11,012	18,634
Color and Glass Performance Materials	12,668	12,035	27,735	24,806
Polymer Additives	4,053	3,307	7,159	7,851
Specialty Plastics	4,236	4,059	7,375	9,850
Other businesses	3,698	1,651	7,389	3,248

Total segment income	40,399	42,724	82,168	84,799
Unallocated expenses	(17,258)	(10,553)	(31,004)	(23,898)
Restructuring charges	(332)	—	(1,863)	—
Interest expense	(14,286)	(18,087)	(31,732)	(31,337)
Interest earned	189	1,026	1,154	1,770
Foreign currency transactions, net	(423)	(219)	(934)	(540)
Miscellaneous (expense) income, net	(883)	758	386	(2,642)

Income before taxes from continuing operations	$7,406	$15,649	$18,175	$28,152

     We sell our products throughout the world, and we attribute sales to the country from which we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
United States	$239,612	$257,858	$478,018	$506,529
International	314,046	280,634	605,345	537,116

Total net sales	$553,658	$538,492	$1,083,363	$1,043,645

16. Subsequent Events
     The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating possible antitrust violations in the heat stabilizer industry. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. Although the Company decided to bring this matter to a close through settlement, the Company did not admit any of the alleged violations and continues to deny any liability. The settlement agreement must be approved by the United States District Court for the Eastern District of Pennsylvania. During the quarter ended June 30, 2007, and as a result of the settlement agreement, the Company recorded a reserve of approximately $6.3 million for a settlement payment of $5.5 million to the direct purchasers and a settlement payment of approximately $0.8 million to PolyOne Corporation, which opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended June 30, 2007, declined to $4.5 million from $10.2 million for the three months ended June 30, 2006. Earnings declined primarily as a result of increased manufacturing costs, higher selling, general and administrative expenses due to an increased reserve related to litigation settlements, and increased miscellaneous expense, partially offset by improvements in price and product mix and lower interest expenses.
     During the second quarter, net sales increased by 2.8% compared with the prior year’s quarter as a result of higher sales in the Performance Coatings, Color and Glass Performance Materials, and Polymer Additives segments. Sales in Electronic Materials and Specialty Plastics declined compared with the second quarter of 2006.
     Costs for a number of raw materials used in the manufacture of our products, such as bismuth, cobalt, nickel, and tallow, continued to contribute to increased manufacturing costs compared with a year ago. In the aggregate, raw material costs increased during the quarter compared with the second quarter of 2006.
     During the second quarter of 2007, our interest expense declined partially due to lower borrowings, which resulted from the elimination of cash deposits for precious metals. During the second quarter of 2006, interest expense was also higher due to the write-off of previously unamortized fees and discounts related to our debentures that were repaid and our former revolving credit facility.
Outlook
     General market conditions continue to be mixed. Markets in the United States that are related to residential housing, automobiles and appliances are expected to continue a pattern of weak demand that began in the second half of 2006. This market weakness is expected to affect sales volume in our Specialty Plastics, Polymer Additives, Color and Glass Performance Materials, and Performance Coatings segments. We have also seen weakness in demand from our customers in the capacitor industry who are supplied by our Electronic Materials segment. The demand from capacitor manufacturers is expected to recover during the second half of 2007 as these customers have completed their inventory reductions, and normal demand patterns are expected to resume. Markets outside the United States are generally strong, with particular strength continuing in Europe.
     We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operations. Interest expense is expected to decline from prior year periods, primarily as a result of lower deposit requirements on precious metals.
     In February 2007, we discovered that some of the values shown on certificates of analysis provided to customers in our Specialty Plastics business were inaccurate. The faulty procedures and practices that resulted in the inaccurate values discovered at our Evansville, Indiana, manufacturing facility, have been investigated and corrected. However, the corrective actions will require us to incur additional raw material and manufacturing costs of approximately $1 million per quarter through 2007, and we will have limited ability to recover these costs through increased prices.

Results of Operations
Comparison of the three months ended June 30, 2007 and 2006

	Three months ended
	June 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$553,658	$538,492	$15,166	2.8%
Cost of sales	446,131	427,586	18,545	4.3%

Gross profit	107,527	110,906	(3,379)	(3.0)%
Gross profit percentage	19.4%	20.6%
Selling, general and administrative expenses	84,386	78,735	5,651	7.2%
Restructuring charges	332	—	332	—
Other expense (income):
Interest expense	14,286	18,087	(3,801)	(21.0)%
Interest earned	(189)	(1,026)	837	(81.6)%
Foreign currency transactions, net	423	219	204	93.2%
Miscellaneous expense (income), net	883	(758)	1,641	(216.5)%

Income before taxes	7,406	15,649	(8,243)	(52.7)%
Income tax expense	2,808	5,137	(2,329)	(45.3)%

Income from continuing operations	4,598	10,512	(5,914)	(56.3)%
Loss on disposal of discontinued operations, net of tax	58	341	(283)	(83.0)%

Net income	$4,540	$10,171	$(5,631)	(55.4)%

Diluted earnings per share	$0.10	$0.23	$(0.13)	(56.5)%

     Net sales in the quarter ended June 30, 2007, increased by 2.8% from the same quarter in 2006 to $553.7 million, the highest quarterly sales we have ever recorded. The sales increase was the result of higher sales in our Performance Coatings, Color and Glass Performance Materials, and Polymer Additives segments. Partially offsetting this growth were sales declines in the Electronic Materials and Specialty Plastics segments. The primary driver of the sales increase was favorable changes in foreign exchange rates, while improvements in price and product mix and reduced volume were largely offsetting. Sales growth was strongest in Europe, and sales also grew in Asia and Latin America. Sales declined in the United States, largely as a result of lower shipments from our North American manufacturing sites for electronic materials products.
     Gross profit declined in the second quarter of 2007 compared with the second quarter of 2006. Gross profit was reduced by $1.9 million in the second quarter of 2007 as a result of charges associated with our manufacturing rationalization programs. During the quarter, we temporarily interrupted production at a manufacturing site in South Plainfield, New Jersey, in order to address operational and safety concerns. This site has resumed operations, but the interruption of manufacturing resulted in unrecovered manufacturing costs and other added costs during the quarter. In addition, higher precious metal prices reduced our gross margin, as a percentage of sales, because increases in precious metal prices are generally passed through to customers with minimal gross margin contribution.
     Selling, general and administrative (SG&A) expenses increased by $5.5 million during the quarter, primarily driven by a reserve established for settlement agreements with plaintiffs in civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. (See Note 9 to the condensed consolidated financial statements.) The reserve increased SG&A expenses by $6.3 million for the quarter. Additional charges of $1.5 million, primarily related to legal expenses connected with manufacturing issues at our Evansville, Indiana, plastics plant and executive severance expenses, were recorded during the second quarter of 2007. Charges of $1.6 million were recorded in the second quarter of 2006, mainly related to accounting investigation and restatement activities. As a percentage of sales, SG&A expense increased from 14.6% in 2006 to 15.2% in 2007.

     Restructuring charges of $0.3 million were recorded in the second quarter of 2007, primarily related to our manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials segments in Europe and our Electronic Materials segment in the United States. There were no restructuring charges recorded in the second quarter of 2006.
     Interest expense was lower in the three months ended June 30, 2007, compared with the second quarter of 2006. Interest expense in the second quarter of 2006 included a $2.5 million write-off of unamortized fees and discounts associated with our debentures that were repaid in 2006 and previously unamortized fees associated with our former revolving credit facility. The 2007 second quarter interest expense also declined as a result of lower borrowings, compared with the second quarter of 2006. As a result of renegotiated agreements, cash deposits for precious metals were eliminated during the first half of 2007. Because the reduction in the deposits occurred primarily at the end of the first quarter, the full benefit of the reduction on our interest expense was not realized until the current quarter. In addition, we renegotiated our term loan and revolving credit agreements during the quarter, which resulted in lower interest rates during a portion of the quarter. Because these new agreements were effective for only a portion of the second quarter, the full benefit of the lower interest rates was not realized in the quarter ended June 30, 2007.
     Interest earned declined in the second quarter of 2007 compared with the prior year period as a result of the elimination of cash deposits for precious metals.
     Miscellaneous expense for the second quarter of 2007 was $0.9 million, compared with miscellaneous income of $0.8 million in the second quarter of 2006. The primary driver of the second quarter change in miscellaneous expense (income) was a decline of $0.7 million in gains on property disposals compared with the second quarter of 2006.
     Income tax expense was 37.9% of pre-tax income for the three months ended June 30, 2007, and 32.9% of pre-tax income for the three months ended June 30, 2006. The primary reasons for the change in the effective tax rate are a change in the mix of income by country and a relatively high level of current year earnings repatriated from outside the United States.
     There were no new businesses included in discontinued operations in the quarter ended June 30, 2007. We recorded a loss of $0.1 million, net of taxes, in the second quarter related to post-closing matters associated with businesses we sold in previous years.

	Three months ended
	June 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$158,501	$135,959	$22,542	16.6%
Electronic Materials	108,823	123,167	(14,344)	(11.6)%
Color and Glass Performance Materials	109,920	102,987	6,933	6.7%
Polymer Additives	85,160	82,519	2,641	3.2%
Specialty Plastics	69,797	72,039	(2,242)	(3.1)%
Other	21,457	21,821	(364)	(1.7)%

Total	$553,658	$538,492	$15,166	2.8%

Segment Operating Income
Performance Coatings	$10,815	$11,319	$(504)	(4.5)%
Electronic Materials	4,929	10,353	(5,424)	(52.4)%
Color and Glass Performance Materials	12,668	12,035	633	5.3%
Polymer Additives	4,053	3,307	746	22.6%
Specialty Plastics	4,236	4,059	177	4.4%
Other	3,698	1,651	2,047	124.0%

Total	$40,399	$42,724	$(2,325)	(5.4)%

     Performance Coatings Segment Results. Sales increased in Performance Coatings due to increased sales of both tile coatings and porcelain enamel products. The sales increase was driven by improved price and product mix, as well as favorable changes in foreign exchange rates. Increased sales volume also contributed modestly to the sales growth within the segment. Regionally, sales growth was strongest in Europe and Asia. In North America, sales grew despite generally soft demand from appliance and residential construction applications. Operating income declined during the second quarter of 2007 primarily as a result of the combination of increased raw material costs, manufacturing costs and operating expense increases that were not fully recovered through improved pricing.
     Electronic Materials Segment Results. Sales declined in the Electronic Materials segment primarily as a result of weak demand for our dielectric materials and silver powders. The inventory reductions by customers who purchase our dielectric materials for use in the manufacture of capacitors, which began in the first quarter of 2007, continued to depress sales in the second quarter. Demand for silver powders was reduced due to inventory reductions at manufacturers of plasma display applications. Growth in our sales of conductive pastes to customers who manufacture solar cells partially offset the sales decline in dielectric materials and silver powders. Product sales declined in the United States and Asia. Increased sales of products from Europe partially offset this decline. Operating income declined as a result of the impact of lower sales and a temporary interruption of manufacturing activities at our South Plainfield, New Jersey, manufacturing site. Operations at this site, which were suspended in April to address operational issues and safety concerns, have resumed.
     Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of a combination of favorable exchange rate changes and improved sales volume, with improved prices and product mix contributing to a lesser degree. Sales growth was realized in Europe, North America, Asia and Latin America. Operating income improved primarily as a result of increased pricing, partially offset by increased raw materials costs.
     Polymer Additives Segment Results. Sales increased in Polymer Additives compared with the second quarter of 2006. Sales increased in the United States, which accounts for the majority of the segment’s sales, and in Europe. Improved price and product mix was the primary driver of the sales increase, partially offset by lower volume. During the quarter, operating income improved as a result of increased product pricing and lower selling, general and administrative expenses, partially offset by increases in raw material costs.
     Specialty Plastics Segment Results. Sales declined in Specialty Plastics during the second quarter of 2007, primarily as a result of lower volume and a less favorable price and product mix, partially offset by favorable exchange rate changes. Sales were lower in the United States as a result of weaker demand from customers who manufacture products used in residential construction, appliance and automotive applications. Sales in Europe increased and were able to offset a portion of the lower U.S. sales. Sales of our plastic colorants increased, while sales of filled and reinforced plastics, gel coats and other colors declined. Operating income increased as a result of the effects of improved pricing and lower selling, general and administrative expenses, partially offset by higher raw material costs.

	Three months ended
	June 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$239,612	$257,858	$(18,246)	(7.1)%
International	314,046	280,634	33,412	11.9%

Total	$553,658	$538,492	$15,166	2.8%

     Sales declined in the United States, driven by lower sales in the Electronic Materials and Specialty Plastics segments. These declines were partially offset by sales increases in Performance Coatings, Polymer Additives, and Color and Glass Performance Materials segments. International sales increased the most in Europe, where sales increased as a result of favorable changes in exchange rates, pricing and product mix, and volume. Additional increases were recorded in the Asian and Latin American regions, driven primarily by pricing and product mix changes. The international sales increase was driven primarily by sales growth in the Performance Coatings, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Electronic Materials segments.

Comparison of the six months ended June 30, 2007 and 2006

	Six months ended
	June 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$1,083,363	$1,043,645	$39,718	3.8%
Cost of sales	869,056	824,905	44,151	5.4%

Gross profit	214,307	218,740	(4,433)	(2.0)%
Gross profit percentage	19.8%	21.0%
Selling, general and administrative expenses	163,143	157,839	5,304	3.4%
Restructuring charges	1,863	—	1,863	—
Other expense (income):
Interest expense	31,732	31,337	395	1.3%
Interest earned	(1,154)	(1,770)	616	(34.8)%
Foreign currency transactions, net	934	540	394	73.0%
Miscellaneous (income) expense, net	(386)	2,642	(3,028)	(114.6)%

Income before taxes	18,175	28,152	(9,977)	(35.4)%
Income tax expense	7,342	9,244	(1,902)	(20.6)%

Income from continuing operations	10,833	18,908	(8,075)	(42.7)%
Loss on disposal of discontinued operations, net of tax	214	467	(253)	(54.2)%

Net income	$10,619	$18,441	$(7,822)	(42.4)%

Diluted earnings per share	$0.24	$0.42	$(0.18)	(42.9)%

     Net sales in the six months ended June 30, 2007, increased by 3.8% from the same period in 2006. The sales increase was the result of higher sales in our Performance Coatings, Color and Glass Performance Materials, and Polymer Additives segments. Sales declined in Electronic Materials and Specialty Plastics. Favorable foreign currency exchange rates, higher prices, and improved product mix were primarily responsible for the sales increase. These positive factors were partially offset by lower volume. Sales growth was strongest in Europe, and sales also grew in Asia and Latin America. Sales declined in the United States, largely as a result of weakness in demand from the electronics, residential housing, appliance, and automotive markets.
     Gross profit declined during the first six months of 2007 compared with the first six months of 2006. Gross profit was reduced by $4.1 million in the first half of 2007 as a result of charges associated with our manufacturing rationalization programs. Gross profit was also negatively impacted by the interruption of manufacturing operations at our South Plainfield, New Jersey, manufacturing location. Operations at the plant were temporarily suspended to address operational issues and safety concerns. In addition, higher precious metal prices reduced our gross margin, as a percentage of sales, because increases in precious metal prices are generally passed through to customers with minimal gross margin contribution.
     Selling, general and administrative (SG&A) expenses increased by $5.2 million during the first half of 2007, primarily driven by a reserve established for settlement agreements with plaintiffs in civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. (See Note 9 to the condensed consolidated financial statements.) The reserve increased SG&A expenses in the first half of 2007 by $6.3 million. Additional charges of $2.0 million, primarily related to legal expenses connected with manufacturing issues at our Evansville, Indiana, plastics plant, business divestiture activities and executive severance expenses, were included in SG&A expense during the first six months of 2007. Charges of $6.3 million were included in SG&A expense in the first six months of 2006, mainly related to accounting investigation and restatement activities. As a percentage of sales, SG&A expense declined to 15.0% in the first six months of 2007 from 15.1% in 2006.
     Restructuring charges of $1.9 million were recorded in the first six months of 2007, primarily related to our manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials segments in

Europe and our Electronic Materials segment in the United States. There were no restructuring charges recorded in the first half of 2006.
     Interest expense was slightly higher in the six months ended June 30, 2007, primarily as a result of higher average borrowing levels and higher interest rates on our debt in the first quarter. Interest expense declined from the first quarter to the second quarter of 2007 as a result of declining debt levels. The declining debt levels were primarily the result of renegotiation of our consignment arrangements for precious metals and elimination of requirements for cash deposits. During the first half of 2007, interest expense included a $2.0 million write-off of unamortized fees associated with the cancelled portion of our term loan arrangements. During the first half of 2006, interest expense included a $2.5 million write-off of fees and discounts from our debentures that were repaid in 2006 and previously unamortized fees related to our former revolving credit facility.
     Miscellaneous income for the six months ended June 30, 2007, was $0.4 million compared with miscellaneous expense of $2.6 million in the first six months of 2006. The change in miscellaneous income (expense) was primarily due to a gain of $0.4 million associated with marked-to-market supply contracts in the first half of 2007 compared with a loss of $3.2 million in the first half of 2006. In addition, gains on the disposal of property increased by $1.4 million in the first half of 2007 compared with the first half of 2006.
     Income tax expense was 40.4% of pre-tax income for the six months ended June 30, 2007, and 32.9% of pre-tax income for the six months ended June 30, 2006. The primary reasons for the increase in the effective tax rate were a change in the mix of income by country and a relatively high level of current year earnings repatriated from outside the United States.
     There were no new businesses included in discontinued operations in the first six months of 2007. We recorded a loss of $0.2 million, net of taxes, in the first half related to post-closing matters associated with businesses we sold in previous years.

	Six months ended
	June 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$297,316	$262,068	$35,248	13.4%
Electronic Materials	221,767	230,533	(8,766)	(3.8)%
Color and Glass Performance Materials	215,620	197,599	18,021	9.1%
Polymer Additives	167,673	165,242	2,431	1.5%
Specialty Plastics	136,758	143,763	(7,005)	(4.9)%
Other	44,229	44,440	(211)	(0.5)%

Total	$1,083,363	$1,043,645	$39,718	3.8%

Segment Operating Income
Performance Coatings	$21,498	$20,410	$1,088	5.3%
Electronic Materials	11,012	18,634	(7,622)	(40.9)%
Color and Glass Performance Materials	27,735	24,806	2,929	11.8%
Polymer Additives	7,159	7,851	(692)	(8.8)%
Specialty Plastics	7,375	9,850	(2,475)	(25.1)%
Other	7,389	3,248	4,141	127.5%

Total	$82,168	$84,799	$(2,631)	(3.1)%

     Performance Coatings Segment Results. Sales increased in Performance Coatings due to increased sales of both tile coatings and porcelain enamel products. The sales increases were driven by improved price and product mix, as well as favorable changes in foreign exchange rates. Regionally, sales growth was strongest outside the United States, with growth in Europe, Asia and Latin America. In North America, growth was slower as a result of weaker demand from appliance and residential construction applications. Operating income increased during the first six months of 2007 primarily as a result of increased pricing, partially offset by higher raw material and manufacturing costs.
     Electronic Materials Segment Results. Sales declines in the Electronic Materials segment were primarily driven by weaker demand for dielectric materials and silver powders, as customers began reducing inventory during the first quarter and continued weak ordering patterns during the second quarter of 2007. Demand for conductive pastes used in solar cells continued to be strong, but this only partially offset the declines in sales of dielectric materials and silver powders. The sales decline was greatest in products sold from the United States. Sales of products from Asia declined, while sales from Europe increased. Operating income declined as a result of the impact of lower sales and as a result of a temporary interruption of manufacturing activities at our South Plainfield, New Jersey, manufacturing site. Operations at this site, which were suspended in April to address operational issues and safety concerns, have resumed.
     Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of a combination of favorable exchange rate changes, improved volume, improved pricing and favorable product mix. Europe, Latin America and Asia contributed to the sales increase, while sales in the United States declined slightly. Operating income improved primarily as a result of increased pricing, partially offset by increased raw materials costs.
     Polymer Additives Segment Results. Sales increased in Polymer Additives compared with the first six months of 2006. Sales in Europe and the United States increased, but sales growth in the United States was constrained by weak demand from residential housing and automotive applications. Sales growth was driven primarily from price increases, partially offset by volume declines. During the first six months of 2007, operating income declined as a result of lower volume and higher raw material costs, which were partially offset by higher prices, lower manufacturing costs and lower selling, general and administrative expenses. During the period, increases in product prices more than offset increases in raw material costs, but were not sufficient to fully offset the effects of volume declines.
     Specialty Plastics Segment Results. Sales declined in Specialty Plastics during the first half of 2007, primarily as a result of weak demand from U.S. customers who manufacture products used in residential construction, appliance and automotive applications. Sales and manufacturing volume declined in our filled and reinforced plastics products, as well as in our liquid coatings and dispersions products. This decline was partially offset by increased sales of our plastic colorant products. Operating income declined as a result of the effects of lower volume and higher raw material costs which, together, were greater than the operating income benefits from price increases and lower selling, general and administrative expenses.

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$478,018	$506,529	$(28,511)	(5.6)%
International	605,345	537,116	68,229	12.7%

Total	$1,083,363	$1,043,645	$39,718	3.8%

     Sales declined in the United States, primarily driven by lower sales in the Electronic Materials and Specialty Plastics segments. These declines were partially offset by sales increases in Performance Coatings and, to a lesser extent, in Polymer Additives. International sales increased in all regions, with the greatest growth in Europe and smaller gains in Asia and Latin America. The international sales increase was driven primarily by sales growth in the Performance Coatings, Color and Glass Performance Materials, Specialty Plastics, Polymer Additives, and Electronic Materials segments.

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Net cash provided by operating activities	$69,817	$18,572	$51,245	275.9%
Net cash used for investing activities	(28,098)	(40,161)	12,063	(30.0)%
Net cash (used for) provided by financing activities	(41,248)	20,117	(61,365)	(305.0)%
Effect of exchange rate changes on cash	339	(432)	771	(178.5)%

Increase (decrease) in cash and cash equivalents	$810	$(1,904)	$2,714	(142.5)%

     Cash flows from operating activities improved by $51.2 million in the first half of 2007 over the same period in 2006. Changes in deposits under our precious metals consignment program provided $128.1 million of improvement. In the first half of 2007, we received $70.1 million of these deposits from financial institutions, while in the first half of 2006, we placed $58.0 million on deposit under this program. This improvement was offset by $81.9 million from changes in the balance of the note receivable from FFC related to our asset securitization program.
     Cash used for investing activities decreased by $12.1 million. In June 2006, the Company invested an additional $25.0 million in FFC in connection with the June 2006 amendment of the asset securitization agreement.
     Cash flows used in financing activities increased by $61.4 million, of which $80.0 million related to changes in borrowing activity. In the first half of 2007, we used cash to reduce our debt by $33.0 million. In the first six months of 2006, we borrowed $47.0 million in order to finance the deposits for precious metals noted above and other working capital needs such as accounts receivable and inventories.
Capital Resources and Liquidity
Credit Rating
     In May 2007, Moody’s Investor Services, Inc. (“Moody’s”) reassigned a senior credit rating to the Company after withdrawing its rating in March 2006 due to delays in the filing of financial statements for 2005 and quarterly statements for 2004 through 2006. At June 30, 2007, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facility
     In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility. At that time, the credit facility consisted of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.
     In June 2007, we amended the credit facility (the “Amended Credit Facility”) and increased the size of the revolving credit facility by $50 million to $300 million. At June 30, 2007, we had borrowed $30.6 million of the revolving credit facility and had $260.7 million available, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility.
     In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. At that time, we also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. In the second quarter of 2007, we began making periodic principal payments on the term loans. At June 30, 2007, we had borrowed $303.5 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from July 2007 to July 2011 and $72.6 million from October 2011 to April 2012 and a final payment of $72.6 million in June 2012.
     At June 30, 2007, we were in compliance with the covenants of the Amended Credit Facility.

Senior Notes and Debentures
     At June 30, 2007, we had $200.0 million principal amount outstanding under senior notes, which are due in 2009, and we were in compliance with the covenants under their indentures.
Off Balance Sheet Arrangements
     Receivable Sales Programs. We sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable under an asset securitization program. This program, which expires in 2009, accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”) for proceeds of up to $100.0 million. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At June 30, 2007, FFC had received net proceeds of $61.3 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $30.2 million.
     In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $61.2 million at June 30, 2007. The amount of outstanding receivables sold under the international programs was $39.3 million at June 30, 2007.
     Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006. These requirements were eliminated during the first half of 2007. At June 30, 2007, we had on hand $113.7 million of precious metals owned by financial institutions, measured at fair value.
     Bank Guarantees and Standby Letters of Credit. At June 30, 2007, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.0 million. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments.
Other Financing Arrangements
     In June 2007, we entered into two international variable-rate credit facilities secured by specific accounts receivable. At June 30, 2007, the commitments under these facilities, which can be withdrawn at any time, totaled $22.3 million, and the borrowings totaled $14.9 million.
     In addition, the Company maintains other lines of credit to provide global flexibility for the Company’s liquidity requirements. Most of these facilities are uncommitted lines for the Company’s international operations.
Uncertain Tax Positions
     Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as of January 1, 2007, did not materially impact the Company’s liquidity. We do not have significant assets or liabilities related to uncertain tax positions that are expected to be settled in the next twelve months. However, at June 30, 2007, we had recognized approximately $23.5 million of long-term tax assets and $35.0 million of long-term tax liabilities, which could be settled more than one year in the future.
Liquidity Requirement
     Our liquidity requirements primarily include debt service, purchase commitments, working capital requirements, capital investments, postretirement obligations, and dividend payments. Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows. However, the liquidity available under our revolving credit agreement, along with liquidity from other financing arrangements, available cash flows from operations, and asset sales, should allow the Company to meet its funding requirements and other commitments.

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
     We periodically evaluate the net realizable value of inventories based primarily upon their age, but also upon assumptions of future usage in production, customer demand and market conditions. Inventories have been reduced to the lower of cost or realizable value by allowances for slow moving or obsolete goods. If actual circumstances are less favorable than those projected by management in its evaluation of the net realizable value of inventories, additional write-downs may be required. Slow moving, excess or obsolete materials are specifically identified and may be physically separated from other materials, and we rework or dispose of these materials as time and manpower permit.
     We maintain raw material on our premises that we do not own, including precious metals consigned from financial institutions and customers, and raw materials consigned from vendors. Although we have physical possession of the goods, their value is not reflected on our balance sheet because we do not have title.
     Beginning in June 2007, we hedge a portion of our exposure to interest rate changes by entering into interest rate swap agreements. As a result, the description of the accounting policy regarding derivative financial instruments should include the following paragraph:
     Our exposure to interest rate changes arises from our debt agreements with variable market interest rates. We hedge a portion of this exposure by entering into interest rate swap agreements. We mark these swaps to fair value and recognize the resulting gains or losses as other comprehensive income. These swaps are settled quarterly in cash, and the net interest paid or received is effectively recognized as interest expense.
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
     On January 1, 2007, we also adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. We provide “collection agent” services for our U.S. and certain international receivable sales programs. The “collection agent” fees received by the Company approximate adequate compensation. Therefore, the adoption of FAS No. 156 did not have an affect on our consolidated financial statements.
Newly Issued Accounting Pronouncement
     In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Currently, we recognize this income tax benefit as an increase to retained earnings. EITF No. 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007. Beginning in 2008, we will report this income tax benefit as an increase to paid-in capital.
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
     Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed versus variable-rate debt after considering the interest rate environment and expected future cash flows. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements. These swaps effectively convert a portion of our variable-rate debt to a fixed rate. Our overall objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.
     We operate internationally and enter into transactions denominated in foreign currencies. These transactions expose us to gains and losses arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We manage this risk by entering into forward currency contracts that offset these gains and losses.
     We are also subject to cost changes with respect to our raw materials and natural gas purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We also hedge a portion of our exposure to changes in the pricing of certain raw material commodities using derivative financial instruments. We hedge our exposure principally through swap arrangements that allow us to fix the pricing of the commodities for future purchases. In addition, we purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of this cost. For gas contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. Our purchase commitment for natural gas under normal purchase contracts was $7.4 million at June 30, 2007.

     The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Variable-rate debt and utilization of receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$3,031	$4,797
Fixed-rate debt:
Carrying amount	$(200,295)	$(200,281)
Fair value	$(206,250)	$(206,399)
Change in fair value from 1% increase in interest rate	$(2,833)	$(3,668)
Change in fair value from 1% decrease in interest rate	$2,887	$3,755
Interest rate swaps:
Notional amount	$150,000	$—
Carrying amount and fair value	$(1,231)	$—
Change in fair value from 1% increase in interest rate	$5,380	$—
Change in fair value from 1% decrease in interest rate	$(5,596)	$—
Foreign currency forward contracts:
Notional amount	$157,018	$121,430
Carrying amount and fair value	$(281)	$(640)
Change in fair value from 10% appreciation of U.S. dollar	$(1,820)	$(1,142)
Change in fair value from 10% depreciation of U.S. dollar	$2,224	$1,396
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,564	2,004
Carrying amount and fair value	$(1,047)	$1,939
Change in fair value from 10% change in forward prices	$895	$1,003
Precious metals forward contracts:
Notional amount (in troy ounces)	206,403	183,264
Carrying amount and fair value	$124	$192
Change in fair value from 10% change in forward prices	$486	$465
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
Change in fair value from 10% change in forward prices	$—	$78

Item 4. Controls and Procedures
     A discussion of the Company’s Controls and Procedures is contained under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated here by reference.
Evaluation of Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective as of June 30, 2007.
     Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     During the second quarter of 2007, there were no material changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information on legal proceedings contained in Note 9 to the condensed consolidated financial statements is incorporated here by reference.
     On February 13, 2007, the New Jersey Department of Environmental Protection (“NJDEP”) issued an administrative order and notice of civil administrative penalty assessment to the Company for alleged violations at our Bridgeport, New Jersey, facility of the NJDEP laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). We have requested an adjudicatory hearing with NJDEP in order to negotiate a settlement, and we are currently awaiting a response from NJDEP. We cannot determine the outcome of these settlement negotiations at this time, but we do not expect the ultimate outcome of this penalty assessment and any associated expenses to have a material effect on the financial position, results of operations or cash flows of the Company.
     In March 1997, the Company, as a potentially responsible party, filed a notice of intention to comply with the remediation of a federal Superfund site owned by Waste Disposal, Inc., located in Santa Fe Springs, California. The United States Environmental Protection Agency and the California Environmental Protection Agency oversaw the remediation of the site, which was completed in 2004, and are overseeing the continuing operation and maintenance of the site. There is a remaining liability to fund operations and maintenance costs through 2034. We have agreed to pay $0.9 million to fully settle our liability associated with this site.
Item 1A. Risk Factors
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     No change.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on April 27, 2007, there were a total of 41,086,385 shares represented either in person or by proxy. The shareholders elected three Directors to the Ferro Corporation Board of Directors, Michael H. Bulkin, Michael F. Mee, and Perry W. Premdas, to serve on the Board until the meeting in the year 2010. The results of the voting for Directors were as follows:

	For	Withheld Authority
Michael H. Bulkin	40,146,021	940,364
Michael F. Mee	40,318,297	768,088
Perry W. Premdas	40,303,218	783,167
     The terms of office for Sandra Austin Crayton, Jennie S. Hwang, Ph.D., James F. Kirsch, William B. Lawrence, William J. Sharp, and Dennis W. Sullivan continued after the meeting.
     In June 2007, the Ferro Corporation Board of Directors voted to increase its membership to ten and elected Richard J. Hipple to serve as a Director of the Company.
Item 5. Other Information
     None.
Item 6. Exhibits
The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)

Date: August 8, 2007

/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007

/s/ Sallie B. Bailey
Sallie B. Bailey
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.
Exhibit:
3	Articles of Incorporation and by-laws
3.1	Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on
Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.4	Amended Code of Regulations. (Reference is made to Exhibit 10.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)
4	Instruments defining rights of security holders, including indentures
4.1	The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to an Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
4.1.1	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of J. P. Morgan Trust Company, National Association, as Trustee, for the benefit of the Trustee and the Holders under the Indentures. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)

4.1.2	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
4.2	Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)

4.3	Form of Global Note (9½% Senior Notes due 2009). (Reference is made to Exhibit 4.3 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)
The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts
10.1	Amendment to the Purchase and Contribution Agreement, dated June 5, 2007, among Ferro Corporation, Ferro Electronic Materials Inc. and Ferro Finance Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)

10.2	Amendment to the Amended and Restated Receivables Purchase Agreement, dated June 5, 2007, among Ferro Corporations, Ferro Electronic materials Inc., Citicorp North America, Inc., CAFCO, LLC and Citibank, N.A. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)

10.3	Amended and Restated Credit Agreement, dated June 8, 2007, among Ferro; certain of Ferro’s subsidiaries; Credit Suisse, as term loan administrative agent; National City Bank, as revolving loan administrative agent and collateral agent; KeyBank National Association, as documentation agent; Citigroup Global Markets, Inc., as syndication agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.