Form 10-Q
period 2007-09-30
FERRO CORP
filed 2007-11-08
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At October 31, 2007, there were 43,515,015 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
		Adjusted		Adjusted
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Net sales	$550,701	$500,573	$1,634,064	$1,544,218
Cost of sales	450,553	401,853	1,319,609	1,226,758

Gross profit	100,148	98,720	314,455	317,460
Selling, general and administrative expenses	71,069	74,116	234,212	231,955
Restructuring charges	5,826	—	7,689	—
Other expense (income):
Interest expense	14,488	16,818	46,220	48,155
Interest earned	(271)	(971)	(1,425)	(2,741)
Foreign currency transactions, net	(10)	166	924	706
Miscellaneous (income) expense, net	(13)	428	(399)	3,070

Income before income taxes	9,059	8,163	27,234	36,315
Income tax expense	3,472	2,694	10,814	11,938

Income from continuing operations	5,587	5,469	16,420	24,377
Loss (income) from discontinued operations, net of tax	2	(62)	216	405

Net income	5,585	5,531	16,204	23,972
Dividends on preferred stock	252	310	797	955

Net income available to common shareholders	$5,333	$5,221	$15,407	$23,017

Per common share data
Basic earnings:
From continuing operations	$0.12	$0.12	$0.36	$0.55
From discontinued operations	0.00	0.00	0.00	(0.01)

	$0.12	$0.12	$0.36	$0.54

Diluted earnings:
From continuing operations	$0.12	$0.12	$0.36	$0.55
From discontinued operations	0.00	0.00	0.00	(0.01)

	$0.12	$0.12	$0.36	$0.54

Cash dividends declared	$0.145	$0.145	$0.435	$0.435

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

		Adjusted
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$25,821	$16,985
Accounts and trade notes receivable, net	236,362	220,899
Note receivable from Ferro Finance Corporation	22,887	16,083
Inventories	280,044	269,234
Deposits for precious metals	—	70,073
Deferred income taxes	12,086	12,291
Other current assets	40,189	25,877

Total current assets	617,389	631,442
Other assets
Property, plant and equipment, net	535,713	526,802
Goodwill and other intangible assets, net	406,461	406,340
Deferred income taxes	93,791	94,490
Other non-current assets	107,110	82,528

Total assets	$1,760,464	$1,741,602

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$11,515	$10,764
Accounts payable	266,236	237,018
Income taxes	—	8,951
Accrued payrolls	32,073	33,164
Accrued expenses and other current liabilities	86,470	91,150

Total current liabilities	396,294	381,047
Other liabilities
Long-term debt, less current portion	524,863	581,654
Postretirement and pension liabilities	185,770	194,427
Deferred income taxes	17,762	11,037
Other non-current liabilities	63,326	21,599

Total liabilities	1,188,015	1,189,764
Series A convertible preferred stock	14,198	16,787
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	163,074	158,504
Retained earnings	585,377	600,638
Accumulated other comprehensive loss	(41,838)	(65,138)
Common shares in treasury, at cost	(200,685)	(211,276)

Total shareholders’ equity	558,251	535,051

Total liabilities and shareholders’ equity	$1,760,464	$1,741,602

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

						Accumulated	Total
	Common Shares					Other	Share-
	in Treasury		Common	Paid-in	Retained	Comprehensive	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except per share data)
Balances at December 31, 2006 - Adjusted	9,458	$(211,276)	$52,323	$158,504	$600,638	$(65,138)	$535,051
Net income					16,204		16,204
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						28,183	28,183
Postemployment benefit liability adjustments						(140)	(140)
Raw material commodity swap adjustments						(1,903)	(1,903)
Interest rate swap adjustments						(2,840)	(2,840)

Total comprehensive income							39,504
Cash dividends:
Common					(18,773)		(18,773)
Preferred					(797)		(797)
Income tax benefits					38		38
Transactions involving benefit plans	(644)	10,591		4,570			15,161
Adjustment to initially apply FIN No. 48 as of January 1, 2007					(11,933)		(11,933)

Balances at September 30, 2007	8,814	$(200,685)	$52,323	$163,074	$585,377	$(41,838)	$558,251

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
		Adjusted
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income	$16,204	$23,972
Depreciation and amortization	63,825	59,030
Precious metals deposits	70,073	(74,250)
Accounts and trade notes receivable, inventories, and accounts payable	13,696	(75,233)
Note receivable from Ferro Finance Corportion	(6,804)	82,173
Other changes in current assets and liabilities, net	(27,964)	6,923
Other adjustments, net	(7,701)	(6,843)

Net cash provided by continuing operations	121,329	15,772
Net cash used for discontinued operations	(48)	(867)

Net cash provided by operating activities	121,281	14,905
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(43,247)	(33,602)
Proceeds from sale of assets and businesses	2,704	6,430
Cash investment in Ferro Finance Corporation	—	(25,000)
Other investing activities	551	(105)

Net cash used for investing activities	(39,992)	(52,277)
Cash flows from financing activities
Net repayments under short-term credit facilities	(740)	(468)
Proceeds from revolving credit facility	592,167	966,200
Proceeds from term loan facility	55,000	250,000
Principal payments on revolving credit facility	(700,864)	(994,600)
Principal payments on term loan facility	(2,287)	—
Extinguishment of debentures	—	(155,000)
Debt issue costs paid	(1,783)	(15,804)
Proceeds from exercise of stock options	9,217	2,196
Cash dividends paid	(19,570)	(19,439)
Other financing activities	(4,442)	(2,308)

Net cash (used for) provided by financing activities	(73,302)	30,777
Effect of exchange rate changes on cash and cash equivalents	849	(202)

Increase (decrease) in cash and cash equivalents	8,836	(6,797)
Cash and cash equivalents at beginning of period	16,985	17,413

Cash and cash equivalents at end of period	$25,821	$10,616

Cash paid during the period for:
Interest	$46,925	$48,710
Income taxes	$11,387	$8,607
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
     Interest earned in the three and nine months ended September 30, 2006, of $1.0 million and $2.7 million, respectively, was reclassified from miscellaneous expense (income), net, and is shown separately in the condensed consolidated statements of income.
2. Accounting Methods Adopted in the Nine Months Ended September 30, 2007
     On January 1, 2007, we elected to change our costing method for our inventories not already costed under the lower of cost or market using the first-in, first-out (“FIFO”) method, while in prior years, these inventories were costed under the lower of cost or market using the last-in, first-out (“LIFO”) method. The percentage of inventories accounted for under the LIFO method at December 31, 2006, was 13.8% for U.S. inventories and 6.2% for consolidated inventories. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction, all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve. This change increased our inventory balance by $13.7 million and increased retained earnings, net of income tax effects, by $8.5 million as of January 1, 2006.
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
Condensed Consolidated Statements of Income

	Three months ended September 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands, except per share amounts)
Net sales	$550,701	$—	$550,701
Cost of sales	451,518	(965)	450,553

Gross profit	99,183	965	100,148
Selling, general and administrative expenses	71,069	—	71,069
Restructuring charges	5,826	—	5,826
Other expense	14,194	—	14,194

Income before income taxes	8,094	965	9,059
Income tax expense	3,282	190	3,472

Income from continuing operations	4,812	775	5,587
Loss from discontinued operations, net of tax	2	—	2

Net income	4,810	775	5,585
Dividends on preferred stock	252	—	252

Net income available to common shareholders	$4,558	$775	$5,333

Per common share data
Basic earnings:
From continuing operations	$0.10	$0.02	$0.12
From discontinued operations	0.00	0.00	0.00

	$0.10	$0.02	$0.12

Diluted earnings:
From continuing operations	$0.10	$0.02	$0.12
From discontinued operations	0.00	0.00	0.00

	$0.10	$0.02	$0.12

	Nine months ended September 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands, except per share amounts)
Net sales	$1,634,064	$—	$1,634,064
Cost of sales	1,321,205	(1,596)	1,319,609

Gross profit	312,859	1,596	314,455
Selling, general and administrative expenses	234,212	—	234,212
Restructuring charges	7,689	—	7,689
Other expense	45,320	—	45,320

Income before income taxes	25,638	1,596	27,234
Income tax expense	10,389	425	10,814

Income from continuing operations	15,249	1,171	16,420
Loss from discontinued operations, net of tax	216	—	216

Net income	15,033	1,171	16,204
Dividends on preferred stock	797	—	797

Net income available to common shareholders	$14,236	$1,171	$15,407

Per common share data
Basic earnings:
From continuing operations	$0.33	$0.03	$0.36
From discontinued operations	0.00	0.00	0.00

	$0.33	$0.03	$0.36

Diluted earnings:
From continuing operations	$0.33	$0.03	$0.36
From discontinued operations	0.00	0.00	0.00

	$0.33	$0.03	$0.36

	Three months ended September 30, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$500,573	$—	$—	$500,573
Cost of sales	401,923	(168)	98	401,853

Gross profit	98,650	168	(98)	98,720
Selling, general and administrative expenses	74,116	—	—	74,116
Other expense	16,441	—	—	16,441

Income before income taxes	8,093	168	(98)	8,163
Income tax expense	2,663	62	(31)	2,694

Income from continuing operations	5,430	106	(67)	5,469
Income from discontinued operations, net of tax	(62)	—	—	(62)

Net income	5,492	106	(67)	5,531
Dividends on preferred stock	310	—	—	310

Net income available to common shareholders	$5,182	$106	$(67)	$5,221

Per common share data
Basic earnings:
From continuing operations	$0.12	$0.00	$0.00	$0.12
From discontinued operations	0.00	0.00	0.00	0.00

	$0.12	$0.00	$0.00	$0.12

Diluted earnings:
From continuing operations	$0.12	$0.00	$0.00	$0.12
From discontinued operations	0.00	0.00	0.00	0.00

	$0.12	$0.00	$0.00	$0.12

	Nine months ended September 30, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$1,544,218	$—	$—	$1,544,218
Cost of sales	1,226,771	66	(79)	1,226,758

Gross profit	317,447	(66)	79	317,460
Selling, general and administrative expenses	231,955	—	—	231,955
Other expense	49,190	—	—	49,190

Income before income taxes	36,302	(66)	79	36,315
Income tax expense	11,943	(25)	20	11,938

Income from continuing operations	24,359	(41)	59	24,377
Loss from discontinued operations, net of tax	405	—	—	405

Net income	23,954	(41)	59	23,972
Dividends on preferred stock	955	—	—	955

Net income available to common shareholders	$22,999	$(41)	$59	$23,017

Per common share data
Basic earnings:
From continuing operations	$0.55	$0.00	$0.00	$0.55
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.54	$0.00	$0.00	$0.54

Diluted earnings:
From continuing operations	$0.55	$0.00	$0.00	$0.55
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.54	$0.00	$0.00	$0.54

Condensed Consolidated Balance Sheets

	September 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$263,727	$16,317	$280,044
Deferred income taxes	18,126	(6,040)	12,086
Other current assets	325,259	—	325,259

Total current assets	607,112	10,277	617,389
Other assets	1,143,075	—	1,143,075

Total assets	$1,750,187	$10,277	$1,760,464

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities	$396,294	$—	$396,294
Other liabilities	791,721	—	791,721

Total liabilities	1,188,015	—	1,188,015
Series A convertible preferred stock	14,198	—	14,198
Shareholders’ equity
Retained earnings	575,100	10,277	585,377
Other shareholders’ equity	(27,126)	—	(27,126)

Total shareholders’ equity	547,974	10,277	558,251

Total liabilities and shareholders’ equity	$1,750,187	$10,277	$1,760,464

	December 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$254,513	$14,721	$—	$269,234
Deferred income taxes	18,175	(5,615)	(269)	12,291
Other current assets	349,917	—	—	349,917

Total current assets	622,605	9,106	(269)	631,442
Other assets
Deferred income taxes	94,662	—	(172)	94,490
Other non-current assets	1,015,670	—	—	1,015,670

Total assets	$1,732,937	$9,106	$(441)	$1,741,602

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes	$8,732	$—	$219	$8,951
Accrued expenses and other current liabilities	93,206	—	(2,056)	91,150
Other current liabilities	280,946	—	—	280,946

Total current liabilities	382,884	—	(1,837)	381,047
Other liabilities	808,717	—	—	808,717

Total liabilities	1,191,601	—	(1,837)	1,189,764
Series A convertible preferred stock	16,787	—	—	16,787
Shareholders’ equity
Retained earnings	590,136	9,106	1,396	600,638
Other shareholders’ equity	(65,587)	—	—	(65,587)

Total shareholders’ equity	524,549	9,106	1,396	535,051

Total liabilities and shareholders’ equity	$1,732,937	$9,106	$(441)	$1,741,602

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2007
	Computed	Change to	Reported
	under LIFO	FIFO	under FIFO
	(Dollars in thousands)
Cash flows from operating activities
Net income	$15,033	$1,171	$16,204
Depreciation and amortization	63,825	—	63,825
Precious metals deposits	70,073	—	70,073
Accounts and trade notes receivable, inventories, and accounts payable	15,292	(1,596)	13,696
Note receivable from Ferro Finance Corporation	(6,804)	—	(6,804)
Other changes in current assets and liabilities, net	(27,964)	—	(27,964)
Other adjustments, net	(8,126)	425	(7,701)

Net cash provided by continuing operations	121,329	—	121,329
Net cash used for discontinued operations	(48)	—	(48)

Net cash provided by operating activities	121,281	—	121,281
Cash flows from investing activities	(39,992)	—	(39,992)
Cash flows from financing activities	(73,302)	—	(73,302)
Effect of exchange rate changes on cash and cash equivalents	849	—	849

Increase in cash and cash equivalents	8,836	—	8,836
Cash and cash equivalents at beginning of period	16,985	—	16,985

Cash and cash equivalents at end of period	$25,821	$—	$25,821

	Nine months ended September 30, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)
Cash flows from operating activities
Net income	$23,954	$(41)	$59	$23,972
Depreciation and amortization	59,030	—	—	59,030
Precious metals deposits	(74,250)	—	—	(74,250)
Accounts and trade notes receivable, inventories, and accounts payable	(75,299)	66	—	(75,233)
Note receivable from Ferro Finance Corporation	82,173	—	—	82,173
Other changes in current assets and liabilities, net	7,009	—	(86)	6,923
Other adjustments, net	(6,845)	(25)	27	(6,843)

Net cash provided by continuing operations	15,772	—	—	15,772
Net cash used for discontinued operations	(867)	—	—	(867)

Net cash provided by operating activities	14,905	—	—	14,905
Cash flows from investing activities	(52,277)	—	—	(52,277)
Cash flows from financing activities	30,777	—	—	30,777
Effect of exchange rate changes on cash and cash equivalents	(202)	—	—	(202)

Decrease in cash and cash equivalents	(6,797)	—	—	(6,797)
Cash and cash equivalents at beginning of period	17,413	—	—	17,413

Cash and cash equivalents at end of period	$10,616	$—	$—	$10,616

3. Newly Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS No.157”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will apply this standard prospectively, as permitted.
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
4. Inventories
     As noted in Note 2, effective January 1, 2007, we elected to change our costing method for selected inventories. We applied this change in accounting principle by adjusting all prior periods presented retrospectively. Inventories consisted of the following:

		Adjusted
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Raw materials	$79,823	$74,160
Work in process	43,206	44,658
Finished goods	157,015	150,416

Total	$280,044	$269,234

     In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.8 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $2.8 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively, and were charged to cost of sales. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006. These requirements were eliminated during the first six months of 2007. We had on hand $126.3 million at September 30, 2007, and $120.9 million at December 31, 2006, of precious metals owned by financial institutions, measured at fair value.
5. Property, Plant and Equipment
     Property, plant and equipment is reported net of accumulated depreciation of $763.4 million at September 30, 2007, and $691.4 million at December 31, 2006.

6. Financing and Long-term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
$200,000 Senior Notes, 9.125%, due January 2009 *	$199,545	$199,273
Revolving credit facility	19,256	127,953
Term loan facility	302,713	250,000
Capital lease obligations	6,965	6,744
Other notes	1,272	1,008

	529,751	584,978
Less current portion	(4,888)	(3,324)

Total	$524,863	$581,654

*	Net of unamortized discounts.
Credit Rating
     In May 2007, Moody’s Investor Services, Inc. (“Moody’s”) reassigned a senior credit rating to the Company after withdrawing its rating in March 2006 due to delays in the filing of financial statements for 2005 and quarterly statements for 2004 through 2006. At September 30, 2007, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facilities
     In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility. At that time, the credit facility consisted of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.
     In June 2007, we amended the credit facility (the “Amended Credit Facility”) primarily to increase the size of the revolving credit facility by $50 million to $300 million, reduce interest expense, and increase operating flexibility. We had $272.1 million at September 30, 2007, and $109.3 million at December 31, 2006, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility. With the amendment, we reduced the margins for borrowings under both the revolving credit and the term loan facilities as compared with the margins that were in effect prior to the amendment. For the revolving credit facility, as amended, the variable margin is based on the Company’s leverage ratio. Previously, the variable margin was based on the Company’s credit ratings as determined by S&P and Moody’s. In addition, the amendment increased our operating flexibility by increasing the amount of restructuring and manufacturing rationalization programs permitted, relaxing restrictions on the use of proceeds from asset dispositions, and modifying covenants related to Ferro’s leverage ratio and fixed charge coverage ratio.
     In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. We also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. As a result of canceling the remaining commitment, we wrote off to interest expense $2.0 million of deferred financing fees related to the term loan facility in the first quarter of 2007. In the second quarter of 2007, we began making periodic principal payments on the term loans. At September 30, 2007, we had borrowed $302.7 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from October 2007 to July 2011 and $72.6 million from October 2011 to April 2012 and a final payment of $72.6 million in June 2012.
     The interest rates under the Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the June 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in June 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At September 30, 2007, the average interest rate for revolving credit borrowings was 7.4%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 7.3%. At December 31, 2006, the average interest rate was 8.1% for revolving credit borrowings and 8.1% for term loan borrowings.
Senior Notes and Debentures
     The senior notes are redeemable at our option at any time for the principal amount then outstanding plus the present value of unpaid interest through maturity. The senior notes are redeemable at the option of the holders only upon both a change in control of the Company and a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the ratings by Moody’s and S&P of the senior notes are below investment grade.
Receivable Sales Programs
     We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”) for proceeds of up to $100.0 million. FFC had received net proceeds of $65.5 million at September 30, 2007, and $60.6 million at December 31, 2006, for outstanding receivables. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due, as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the Conduits, provides normal “collection agent” services with respect to the trade accounts receivable sold. In June 2007, we amended the program primarily to reduce its fees and to make Ferro’s leverage ratio the basis for these fees.
     Activity from this program for the nine months ended September 30 is detailed below:

	2007	2006
	(Dollars in thousands)
Trade accounts receivable sold to FFC	$739,005	$769,580
Cash proceeds from FFC	731,454	852,019
Trade accounts receivable collected and remitted to FFC and the conduits	726,553	763,519
     In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $85.8 million at September 30, 2007, and $49.2 million at December 31, 2006. The proceeds from outstanding receivables sold under the international programs were $51.2 million at September 30, 2007, and $33.7 million at December 31, 2006.
Other Financing Arrangements
     In June 2007, we entered into two international variable-rate credit facilities secured by specific accounts receivable. Beginning in the third quarter, these underlying accounts receivable are treated as sold and, at September 30, 2007, were included in the above disclosures about our international programs to sell trade accounts receivable.
7. Financial Instruments
     The carrying amounts of borrowings under the Amended Credit Facility approximate their fair values, due to their variable market interest rates. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements. These swaps effectively converted $150 million of our variable-rate debt to a fixed rate.

     The carrying amount of the senior notes was $199.5 million at September 30, 2007, and $199.3 million at December 31, 2006. The fair value of the senior notes was $205.5 million at September 30, 2007, and $205.5 million at December 31, 2006. The fair value of Ferro’s senior notes is based on a third party’s estimated bid price.
     We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities using swap arrangements that allow us to fix the price of the commodities for future purchases. When we enter into fixed price sales contracts for products with precious metal content, we also enter into a forward purchase arrangement with a precious metals supplier to cover the value of the fixed price sales contract. We also purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of cost changes. For gas contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. Our purchase commitment for natural gas under normal purchase contracts was $6.2 million at September 30, 2007.
     The notional amounts, carrying amounts of assets (liabilities), and fair values of these derivative instruments are presented below. Fair values are based on market quotations or third parties’ estimated bid prices.

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Interest rate swaps:
Notional amount	$150,000	$—
Carrying amount and fair value	$(4,656)	$—
Foreign currency forward contracts:
Notional amount	$169,454	$121,430
Carrying amount and fair value	$(101)	$(640)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,595	2,004
Carrying amount and fair value	$(1,043)	$1,939
Precious metals forward contracts:
Notional amount (in troy ounces)	554,043	183,264
Carrying amount and fair value	$997	$192
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
8. Income Taxes
     Income tax expense was 39.7% of pre-tax income for the nine months ended September 30, 2007, and 32.9% of pre-tax income for the nine months ended September 30, 2006. The primary reasons for the increase in the effective tax rate were the tax effect of restructuring charges, a change in the mix of income and losses by country, and a relatively high tax cost on 2007 earnings repatriated from outside the United States.
     On January 1, 2007, we adopted FIN 48. For further information regarding the adoption of FIN 48, refer to Note 2.
     As of January 1, 2007, we had unrecognized tax benefits of $47.4 million, which, if recognized, would have a favorable impact of $23.5 million on income tax expense. We have recorded accrued interest and penalties related to unrecognized tax benefits totaling $3.7 million at January 1, 2007. During the first nine months of 2007, there were no significant changes in the amount of unrecognized tax benefits. We do not anticipate any significant increase or decrease in the amount of unrecognized tax benefits within the next twelve months.
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
9. Contingent Liabilities
     In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing. The settlement agreement must be approved by the United States District Court for the Eastern District of Pennsylvania. The Company is vigorously defending the remaining two civil actions alleging antitrust violations in the heat stabilizer industry, which are in their preliminary stages; therefore, we cannot determine the outcomes of these lawsuits at this time. We have asserted a claim against the former owner of our heat stabilizer business of indemnification for the defense of these lawsuits and any resulting payments by the Company, including the payments of approximately $6.3 million to the class of direct purchasers and a plaintiff that opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company.
     In a July 2004 press release, we announced that our Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that our Audit Committee would investigate possible inappropriate accounting entries in the Polymer Additives business. We were later sued in a series of putative securities class action lawsuits related to this July 2004 announcement. Those lawsuits were consolidated into a single case in the United States District Court for the Northern District of Ohio against the Company, our deceased former Chief Executive Officer, our former Chief Financial Officer, and a former Operating Vice President of the Company. In June 2007, the United States District Court for the Northern District of Ohio dismissed the plaintiffs’ complaint, after which the plaintiffs appealed the District Court decision to the Sixth Circuit Court of Appeals. In September 2007, however, the plaintiffs filed a voluntary dismissal, with prejudice, of their appeal, thus ending this litigation.
     Also following the July 2004 press release, four derivative lawsuits were filed and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. In March 2006, the Court dismissed the consolidated derivative action without prejudice. In April 2006, the plaintiffs filed a motion seeking relief from the judgment that dismissed the derivative lawsuit and seeking to amend their complaint further following discovery. The plaintiffs’ motion was denied. Later in April 2006, plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals. The Directors and named executives consider the allegations contained in the derivative actions to be unfounded, have vigorously defended this action and will defend against the new filing. We have notified Ferro’s directors and officers liability insurer of the claim. This appeal is currently under consideration by the Sixth Circuit Court of Appeals; therefore, we cannot determine the outcome of this litigation at this time.
     In June 2005, a putative class action lawsuit was filed against the Company and certain former and current employees alleging breach of fiduciary duty with respect to ERISA plans in connection with the matters announced in the July 2004 press release. In October 2006, the parties reached a settlement in principle that would result in the dismissal of the lawsuit, with prejudice, in exchange for a settlement amount of $4.0 million, of which $3.4 million was paid by the Company’s liability insurer and $0.6 was paid by the Company. The Company and the individual defendants have expressly denied any wrongdoing. The United States District Court approved the settlement in September 2007, thus ending this lawsuit.
     In September 2007, we entered into a settlement agreement with the U.S. Securities and Exchange Commission (“SEC”) related to the SEC’s investigation of the inappropriate accounting entries in our Polymer Additives business. As part of the settlement, and without admitting or denying any wrongdoing, we agreed to the entry of an administrative order by the SEC directing the Company to cease and desist from committing or causing violations of certain of the reporting provisions of Federal securities laws and related SEC rules. The SEC’s order contains no finding of securities fraud or violation of any antifraud provision of Federal securities laws or related SEC rules. The Company was not required to pay any monetary penalty or fine in connection with the resolution of this matter.

     In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations related to the same allegations. Our Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. We promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend the Company and its Belgian subsidiary with respect to these investigations. In response to our notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters. In December 2005, the Hungarian authorities imposed a de minimis fine on our Belgian subsidiary and in October 2007, the German authorities imposed a fine of approximately €0.4 million. We expect the Belgian authorities also to assess fines for the alleged conduct. We cannot predict the amount of the Belgian fine that will ultimately be assessed and cannot predict the degree to which SOLBR will indemnify Ferro’s Belgian subsidiary for these various fines.
     In February 2007, we discovered that some of the values shown on certificates of analysis provided to customers by a plant in our Specialty Plastics segment were inaccurate. The faulty procedures and practices that resulted in the inaccurate values have been investigated and corrected. We have worked with the customers of the Specialty Plastics business to provide those customers with products that meet their performance requirements and are accurately described on the corresponding certificates of analysis. While it is possible some customers may assert claims relating to this issue, we cannot predict at this time the financial effect of any resulting claims.
     There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
     The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.1 million at September 30, 2007, and $20.8 million at December 31, 2006. These agreements primarily relate to Ferro’s insurance programs, natural gas contracts, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
10. Retirement Benefits
     Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$317	$461	$1,663	$1,724	$124	$140
Interest cost	5,026	4,973	2,359	1,891	836	807
Expected return on plan assets	(5,140)	(4,735)	(1,871)	(1,487)	—	—
Amortization of prior service cost	39	46	27	36	(349)	(293)
Net amortization and deferral	1,456	1,249	148	238	—	—
Curtailment and settlement effects	—	150	—	—	(814)	—
Special termination benefits	—	—	2,189	—	—	—

Net periodic benefit cost	$1,698	$2,144	$4,515	$2,402	$(203)	$654

     Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the nine months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$948	$5,740	$4,888	$5,197	$428	$548
Interest cost	15,083	15,422	6,937	5,556	2,554	2,481
Expected return on plan assets	(15,392)	(14,497)	(5,499)	(4,366)	—	—
Amortization of prior service cost	118	91	82	108	(935)	(542)
Net amortization and deferral	4,405	4,908	434	691	—	—
Curtailment and settlement effects	250	2,565	—	—	(814)	(2,453)
Special termination benefits	—	—	2,189	—	—	—

Net periodic benefit cost	$5,412	$14,229	$9,031	$7,186	$1,233	$34

     The change in net periodic benefit cost is due primarily to the following factors:
•	A curtailment recognized in the second quarter of 2006 of retirement benefit accumulations for our largest defined benefit plan, which covers certain salaried and hourly employees in the United States. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. These changes did not affect current retirees or former employees.

•	Settlements recognized in the second and third quarters of 2006 of certain obligations in our U.S. unfunded nonqualified defined benefit retirement plan, related primarily to a lump sum payment to the beneficiary of our deceased former Chief Executive Officer.

•	Restructuring activities that will result in closing the Company’s Niagara Falls, New York, manufacturing facility by the end of 2007. In the first quarter of 2007, we recorded a net curtailment loss of $0.3 million for pension benefits related to this closing. In the third quarter of 2007, we recorded a net curtailment gain of $0.7 million for other benefits. In the fourth quarter of 2007, we expect to record additional curtailment gains of approximately $2.5 million for other benefits, based on the expected timing of employee terminations.

•	Restructuring activities that will result in closing one of the Company’s Rotterdam, The Netherlands, manufacturing facilities by the end of the third quarter of 2008. In the third quarter of 2007, we recorded costs for special termination pension benefits of $2.2 million related to this closing. In the first half of 2008, we expect to record pension curtailment gains of approximately $0.1 million, based on the expected timing of employee terminations.

•	A curtailment recognized in the second quarter of 2006 of eligibility for retiree medical and life insurance coverage for nonunion employees. Only employees age 55 or older with 10 or more years of service as of December 31, 2006, will be eligible for postretirement medical and life insurance benefits. Moreover, these benefits will be available only to those employees who retire by December 31, 2007, after having advised the Company of their retirement plans by March 31, 2007.
11. Stock-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) and therefore measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Deferred Stock Units
     Under the 2006 Long-Term Incentive Plan (the “Plan”) we granted our directors 36,700 deferred stock units during the nine months ended September 30, 2007. Each deferred stock unit represents a forfeitable share of Ferro common stock. At the end of the deferral period, the deferred stock units will be converted into nonforfeitable shares of Ferro common stock based upon the recipients’ continued service with the Company. The recipients of the deferred stock units are not entitled to receive dividends during the deferral period. The deferred stock units granted in 2007 have a deferral period of one year.
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
Compensation Expense Information
     The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the nine months ended September 30:

	2007	2006
	(Dollars in thousands)
Stock options	$2,333	$2,267
Performance shares	794	776
Deferred stock units	505	—

Total	$3,632	$3,043

Grant Information
     The following table contains information regarding the stock-based compensation as of and for the nine months ended September 30, 2007:

		Weighted	Aggregate Grant	Remaining
	Number of	-Average Grant	Date Fair Value	Service or
	Shares or	Date Fair Value	of Shares or	Performance
	Units Granted	per Share or Unit	Units Granted	Period
			(Dollars in	(In years)
			thousands)
Stock options	517,000	$6.24	$3,225	3.3
Performance shares	151,600	21.88	3,316	2.4
Deferred stock units	36,700	21.50	789	0.4
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
     In July 2006, we announced that we were restructuring our European operations, including portions of our Performance Coatings segment and our Color and Glass Performance Materials segment. A portion of our Italian manufacturing operations and administrative functions was consolidated with Spain, where additional production capacity is being constructed. Additionally, we are consolidating our decorative colors production, primarily from Frankfurt, Germany, to Colditz, Germany. As a result of these activities, since July 2006, we have reduced our workforce by approximately 60 employees and are evaluating further workforce reductions. We expect these actions to significantly reduce the cost structure of our manufacturing operations. During the nine months ended September 30, 2007, we recorded charges of $1.9 million for our operations in Spain, Portugal, France and Germany, primarily relating to registration taxes paid and expected employee termination benefits. In March 2007, we reached an agreement with the Betriebsrat der Ferro GmbH (German Works Council) regarding employee termination benefits for employees included in the decorative colors consolidation plan. The agreement provides that a higher number of employees than previously anticipated will participate in a severance plan in accordance with German laws and regulations. As a result, the timing of the related expense recognition will occur ratably over future periods, and $1.1 million of the estimated amounts previously accrued were reversed during the first quarter. In total, 42 employees were terminated relating to the European consolidation during the first nine months of 2007.
     In November 2006, we announced that we were restructuring the Electronic Materials segment due to excess capacity we had for the production of dielectric and industrial ceramic products. We will cease production at our Niagara Falls, New York, manufacturing facility by the end of 2007 and have transfered some of its production to facilities in Penn Yan, New York, and Uden, The Netherlands. The closure will impact approximately 150 employees. During the nine months ended September 30, 2007, we recorded $1.0 million of restructuring charges associated with termination benefits, and 62 employees were terminated.
     In February 2007 and June 2007, we approved additional restructuring plans for our Specialty Plastics and Polymer Additives segments. As a result, we recorded $1.0 million of gross restructuring charges in the nine months ended September 30, 2007, primarily associated with termination benefits affecting 49 employees. We also reversed previously-accrued severance costs of $0.3 million due to changes in contractual benefits.
     In May 2007, we initiated discussions with representatives of workers at our Rotterdam, The Netherlands, porcelain enamel manufacturing site regarding possible restructuring actions. In September 2007, we reached an agreement with the Rotterdam Works Council. As a result, the Company will discontinue porcelain enamel frit manufacturing at its Rotterdam, The Netherlands, facility in 2008 and will consolidate production at other European facilities. This consolidation will result in a reduction of the workforce by 84 employees. During the nine months ended September 30, 2007, we recorded $5.4 million in restructuring charges and an additional $0.5 million for inventory write downs in The Netherlands. These restructuring charges included $2.2 million of pension expense for accelerated benefits, $1.8 million for employee severance costs, and $1.4 million for asset impairments and other costs. Restructuring charges are expected to total $22.7 million with completion anticipated by the end of the third quarter of 2008. We plan to accrue from the fourth quarter of 2007 through the third quarter of 2008 an additional $12.8 million for employee severance costs and $4.5 million for future minimum operating lease obligations under a land rights lease.
     Restructuring charges for the nine months ended September 30, 2007, also include $0.2 million in accrual reversals for other cost reduction and restructuring programs prior to 2006.
     We have summarized the activities and balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Writedowns	Total
	(Dollars in thousands)
Balance, December 31, 2006	$6,730	$39	$15,795	$22,564
Gross charges	4,846	3,216	1,175	9,237
Cash payments	(5,528)	(895)	—	(6,423)
Reserve adjustments	(1,547)	34	30	(1,483)

Balance, September 30, 2007	$4,501	$2,394	$17,000	$23,895

     We expect to make cash payments to settle the remaining liabilities for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

13. Discontinued Operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales, cost of sales, or cash flows from investing or financing activities from discontinued operations in the nine months ended September 30, 2007 or 2006. The loss from discontinued operations includes ongoing legal and environmental costs directly related to discontinued operations.
     Discontinued operations resulted in the following pre-tax losses (income) and related income tax benefits (expense):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax losses (income)	$4	$(96)	$355	$643
Tax benefits (expense)	2	(34)	139	238

Net of tax losses (income)	$2	$(62)	$216	$405

     We have continuing environmental remediation obligations that are related to these divestitures, and we have accrued $3.3 million as of September 30, 2007, and $3.1 million as of December 31, 2006, for these matters.
14. Earnings per Share
     Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
		Adjusted		Adjusted
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$5,333	$5,221	$15,407	$23,017
Add back: Loss (gain) from discontinued operations	2	(62)	216	405

	$5,335	$5,159	$15,623	$23,422

Weighted-average common shares outstanding	43,030	42,397	42,881	42,394

Basic earnings per share from continuing operations	$0.12	$0.12	$0.36	$0.55

Diluted earnings per share computation:
Net income available to common shareholders	$5,333	$5,221	$15,407	$23,017
Add back: Loss (gain) from discontinued operations	2	(62)	216	405
Plus: Convertible preferred stock	—	—	—	—

	$5,335	$5,159	$15,623	$23,422

Weighted-average common shares outstanding	43,030	42,397	42,881	42,394
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed satisfaction of performance share conditions	59	26	54	17
Assumed satisfaction of deferred stock unit conditions	24	—	14	—
Assumed exercise of stock options	—	—	—	—

Weighted-average diluted shares outstanding	43,113	42,423	42,949	42,411

Diluted earnings per share from continuing operations	$0.12	$0.12	$0.36	$0.55

     The convertible preferred shares and the stock options were anti-dilutive for the three and nine months ended September 30, 2007 and 2006, and thus not included in the diluted shares outstanding.
15. Reporting for Segments
     The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other businesses. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics. We have also combined two of our segments, Pharmaceuticals and Fine Chemicals, into the Other businesses segment, because they do not meet the quantitative thresholds for separate disclosure.
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
     Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Performance Coatings	$153,742	$134,947	$451,058	$397,015
Electronic Materials	116,645	104,960	338,412	335,493
Color and Glass Performance Materials	113,575	94,916	329,195	292,515
Polymer Additives	85,230	79,815	252,903	245,057
Specialty Plastics	62,236	65,762	198,994	209,525
Other businesses	19,273	20,173	63,502	64,613

Total net sales	$550,701	$500,573	$1,634,064	$1,544,218

     Below are each segment’s income and reconciliations to income before income taxes from continuing operations:

	Three months ended		Nine months ended
	September 30,		September 30,
		Adjusted		Adjusted
	2007	2006	2007	2006
	(Dollars in thousands)
Performance Coatings	$8,449	$11,527	$29,947	$31,937
Electronic Materials	8,522	7,261	19,534	25,895
Color and Glass Performance Materials	11,727	8,187	39,462	32,993
Polymer Additives	3,417	4,133	10,576	11,984
Specialty Plastics	3,586	2,087	10,961	11,937
Other businesses	593	754	7,982	4,002

Total segment income	36,294	33,949	118,462	118,748
Unallocated expenses	(7,215)	(9,345)	(38,219)	(33,243)
Restructuring charges	(5,826)	—	(7,689)	—
Interest expense	(14,488)	(16,818)	(46,220)	(48,155)
Interest earned	271	971	1,425	2,741
Foreign currency transactions, net	10	(166)	(924)	(706)
Miscellaneous income (expense), net	13	(428)	399	(3,070)

Income before income taxes from continuing operations	$9,059	$8,163	$27,234	$36,315

     We sell our products throughout the world, and we attribute sales to the country from which we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
United States	$232,405	$231,531	$710,423	$738,060
International	318,296	269,042	923,641	806,158

Total net sales	$550,701	$500,573	$1,634,064	$1,544,218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended September 30, 2007, was $5.6 million, up 1.0% from $5.5 million for the three months ended September 30, 2006. Earnings were little changed as restructuring charges related to the consolidation of certain of our manufacturing facilities in Europe and higher income tax expense were offset by lower selling, general and administrative expenses and lower interest expense.
     During the third quarter, net sales increased by 10.0% compared with the prior-year quarter as a result of higher sales in the Performance Coatings, Color and Glass Performance Materials, Electronic Materials, and Polymer Additives segments. Sales in the Specialty Plastics and Other segments declined compared with the third quarter of 2006.
     Unit costs for a number of raw materials used in the manufacture of our products, such as bismuth, cobalt, nickel, soybean oil, and tallow, continued to contribute to increased manufacturing costs compared with a year ago. In the aggregate, raw material costs per unit produced increased during the third quarter compared with the third quarter of 2006.
     During the third quarter, selling, general and administrative expenses declined as a result of cost reduction efforts during previous quarters in a number of businesses including Polymer Additives and Specialty Plastics, lower incentive compensation accruals, and lower audit fees. Also during the third quarter, interest expense declined, partially due to lower borrowings, which resulted from the elimination of cash deposits that were required for precious metals during the third quarter of 2006. Income tax expense increased in the quarter, largely as a result of the tax effects from restructuring charges recorded in the quarter and the mix of income and losses by country.
Outlook
     General market conditions continue to be mixed. Markets in the United States that are related to residential housing, automobiles and appliances are expected to continue a pattern of weak demand that began in the second half of 2006. This market weakness is expected to affect sales volume in our Specialty Plastics, Polymer Additives, Color and Glass Performance Materials, and Performance Coatings segments. Markets outside of the United States are generally strong, and are expected to remain strong through the rest of 2007. We have seen a recovery in demand for our Electronic Materials products used by capacitor manufacturers, compared with a reduced level of demand in the first half 2007, and we expect demand to continue at this improved level for the remainder of 2007.
     We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operations. Interest expense is expected to decline from prior-year periods, primarily as a result of lower deposit requirements on precious metals.
     In February 2007, we discovered that some of the values shown on certificates of analysis provided to customers in our Specialty Plastics business were inaccurate. The faulty procedures and practices that resulted in the inaccurate values discovered at our Evansville, Indiana, manufacturing facility have been investigated and corrected. However, the corrective actions will require us to incur additional raw material and manufacturing costs of approximately $0.5 million in the fourth quarter of 2007.

Results of Operations
Comparison of the three months ended September 30, 2007 and 2006

	Three months ended
	September 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$550,701	$500,573	$50,128	10.0%
Cost of sales	450,553	401,853	48,700	12.1%

Gross profit	100,148	98,720	1,428	1.4%
Gross profit percentage	18.2%	19.7%
Selling, general and administrative expenses	71,069	74,116	(3,047)	(4.1)%
Restructuring charges	5,826	—	5,826	—
Other expense (income):
Interest expense	14,488	16,818	(2,330)	(13.9)%
Interest earned	(271)	(971)	700	(72.1)%
Foreign currency transactions, net	(10)	166	(176)	(106.0)%
Miscellaneous (income) expense, net	(13)	428	(441)	(103.0)%

Income before income taxes	9,059	8,163	896	11.0%
Income tax expense	3,472	2,694	778	28.9%

Income from continuing operations	5,587	5,469	118	2.2%
Loss (income) from discontinued operations, net of tax	2	(62)	64	(103.2)%

Net income	$5,585	$5,531	$54	1.0%

Diluted earnings per share	$0.12	$0.12	$—	—

     Net sales in the quarter ended September 30, 2007, increased by 10.0% from the same quarter in 2006. The sales increase was the result of higher sales in our Performance Coatings, Color and Glass Performance Materials, Electronic Materials, and Polymer Additives segments. Partially offsetting this growth was a sales decline in our Specialty Plastics and Other segments. The primary driver of the increased sales was the combined effect of improved product pricing and favorable changes in foreign currency exchange rates. Sales growth was the strongest in Europe, and sales also grew in Asia and Latin America. Sales in the United States increased slightly.
     Gross profit increased slightly in the third quarter of 2007 compared with the third quarter of 2006. Gross profit was reduced by $0.5 million in the third quarter of 2007 primarily as a result of charges for accelerated depreciation and other costs related to our manufacturing rationalization programs. Higher costs for raw materials, including higher precious metal prices, increased cost of sales and limited the increase in gross profit. Precious metal costs are generally passed through to customers with minimal gross profit contribution. Cost of sales was also increased by changes in foreign currency exchange rates and by the effects of natural gas supply disruptions in Asia and Latin America.
     Selling, general and administrative (“SG&A”) expenses declined $3.0 million during the third quarter, primarily as a result of previous expense reduction activities, particularly in our Specialty Plastics and Electronic Materials segments, lower incentive compensation accruals, and lower audit fees. During the third quarter of 2006, SG&A expense included charges of $0.4 million related to organizational initiatives and an accounting investigation and restatement.
     Restructuring charges of $5.8 million were recorded in the third quarter of 2007, primarily related to our plan to discontinue manufacturing porcelain enamel frit at our Rotterdam, The Netherlands, facility in 2008.

     Interest expense declined during the three months ending September 30, 2007, compared to the third quarter of 2006, primarily as a result of lower borrowing levels. Our borrowing requirements were reduced by the elimination of cash deposits for the precious metals used in the manufacture of certain of our products. In addition, we have realized lower interest expense due to interest rate reductions on our revolving credit facility and term loans. Interest earned declined in the third quarter primarily as a result of the elimination of cash deposits for precious metals.
     Income tax expense was 38.3% of pre-tax income for the three months ended September 30, 2007, compared with 33.0% of pre-tax income for the prior-year period. The primary reasons for the change in the effective tax rate were the tax effect resulting from restructuring charges recorded in the third quarter of 2007, a change in the mix of income and losses by country, and a relatively high tax cost on 2007 earnings repatriated from outside the United States.
     There were no new businesses included in discontinued operations in the third quarter of 2007.

	Three months ended
	September 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$153,742	$134,947	$18,795	13.9%
Electronic Materials	116,645	104,960	11,685	11.1%
Color and Glass Performance Materials	113,575	94,916	18,659	19.7%
Polymer Additives	85,230	79,815	5,415	6.8%
Specialty Plastics	62,236	65,762	(3,526)	(5.4)%
Other businesses	19,273	20,173	(900)	(4.5)%

Total	$550,701	$500,573	$50,128	10.0%

Segment Operating Income
Performance Coatings	$8,449	$11,527	$(3,078)	(26.7)%
Electronic Materials	8,522	7,261	1,261	17.4%
Color and Glass Performance Materials	11,727	8,187	3,540	43.2%
Polymer Additives	3,417	4,133	(716)	(17.3)%
Specialty Plastics	3,586	2,087	1,499	71.8%
Other businesses	593	754	(161)	(21.4)%

Total	$36,294	$33,949	$2,345	6.9%

     Performance Coatings Segment Results. Sales increased in Performance Coatings due to higher sales of tile coatings and porcelain enamel products. The sales increase was driven by improved pricing, as well as favorable changes in foreign currency exchange rates. Regionally, sales growth was the strongest in Europe and Asia. Sales in North America were little changed from the prior-year period. Operating income declined during the third quarter of 2007 primarily as a result of lower manufacturing volume of porcelain enamel products, higher raw material costs, and manufacturing costs that were not fully offset by higher product pricing.
     Electronic Materials Segment Results. Sales increased in the Electronic Materials segment primarily as a result of increased sales of our advanced materials, including our conductive materials for solar cells. Demand for our dielectric materials, which had been weak in the first half of 2007, recovered to more normal levels in the third quarter. Sales increased in Asia and Europe, driven primarily by increased sales of conductive pastes. Operating income increased during the quarter as a result of higher manufacturing volume and lower manufacturing costs, combined with lower selling, general and administrative expenses, all of which more than offset higher raw material costs.

     Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials due to the combination of the effects of higher volumes, improved product pricing and product mix, and favorable foreign currency exchange rates. Sales grew in Europe, North America, Asia and Latin America. Operating income grew primarily as a result of improved product pricing, partially offset by higher raw material costs.
     Polymer Additives Segment Results. Sales increased in Polymer Additives as a result of improved product pricing and favorable changes in foreign currency exchange rates. Sales increased in both the United States and Europe. Weak demand from U.S. residential housing continued to negatively affect the volume of products sold, but this was offset by demand from customers serving other markets. Operating income declined from the prior year primarily due to raw materials cost increases, particularly tallow and soybean oil costs, which were not fully offset by product price increases.
     Specialty Plastics Segment Results. Sales declined in Specialty Plastics during the third quarter of 2007, primarily as a result of lower volumes, which were only partially offset by improved product prices and by favorable foreign currency exchange rates. The lower sales were primarily the result of weaker demand from customers who manufacture products used in residential construction, appliance and automotive applications. Sales of reinforced plastic products declined while sales of plastic colorants increased. Sales declined in North America and increased in Europe. Operating income increased from the prior-year period primarily as the result of higher product pricing and restructuring activities in prior quarters that lowered selling, general and administrative expenses. The negative effects of lower manufacturing volume and higher raw material costs partially offset these improvements to operating income.

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$232,405	$231,531	$874	0.4%
International	318,296	269,042	49,254	18.3%

Total	$550,701	$500,573	$50,128	10.0%

     Sales were flat in the United States, as higher sales in the Color and Glass Performance Materials and Polymer Additives segments were offset by lower U.S. sales for the Specialty Plastics segment. International sales increased the most in Europe, where sales increased due to a combination of the positive effects of improved price and product mix, and favorable changes in exchange rates. Sales also grew in Asia, primarily driven by increased sales in the Electronic Materials, Performance Coatings, and Color and Glass Performance Materials segments.

Comparison of the nine months ended September 30, 2007 and 2006

	Nine months ended
	September 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$1,634,064	$1,544,218	$89,846	5.8%
Cost of sales	1,319,609	1,226,758	92,851	7.6%

Gross profit	314,455	317,460	(3,005)	(0.9)%
Gross profit percentage	19.2%	20.6%
Selling, general and administrative expenses	234,212	231,955	2,257	1.0%
Restructuring charges	7,689	—	7,689	—
Other expense (income):
Interest expense	46,220	48,155	(1,935)	(4.0)%
Interest earned	(1,425)	(2,741)	1,316	(48.0)%
Foreign currency transactions, net	924	706	218	30.9%
Miscellaneous (income) expense, net	(399)	3,070	(3,469)	(113.0)%

Income before income taxes	27,234	36,315	(9,081)	(25.0)%
Income tax expense	10,814	11,938	(1,124)	(9.4)%

Income from continuing operations	16,420	24,377	(7,957)	(32.6)%
Loss from discontinued operations, net of tax	216	405	(189)	(46.7)%

Net income	$16,204	$23,972	$(7,768)	(32.4)%

Diluted earnings per share	$0.36	$0.54	$(0.18)	(33.3)%

     Net sales increased in the nine months ended September 30, 2007, by 5.8% compared with the same period in 2006. The sales increase was driven by higher sales in the Performance Coatings and Color and Glass Performance Materials segments, partially offset by a decline in the Specialty Plastics segment. Improved product pricing, along with favorable foreign currency exchange rates, were primarily responsible for the increased sales. These factors were partially offset by the effects of lower manufacturing volume. Sales growth was strongest in Europe, and sales also grew in Asia and Latin America. Sales declined in the United States, largely as a result of weakness in demand from the residential housing, appliance and automotive markets.
     Gross profit declined during the first nine months of 2007 compared with the first nine months of 2006. During the first three quarters of 2007, gross profit was reduced by $4.7 million of charges primarily related to our manufacturing rationalization programs. Gross profit was also negatively impacted by the interruption of manufacturing operations at our South Plainfield, New Jersey, manufacturing location, where operations were temporarily suspended to address operational issues and safety concerns. In addition, gross profit was reduced by added costs that were required to address quality issues at our Evansville, Indiana, manufacturing facility. Higher precious metal prices reduced our gross margin, as a percentage of sales, because increases in precious metal costs are generally passed through to customers with minimal gross margin contribution.
     Selling, general and administrative (“SG&A”) expenses increased by $2.3 million during the first three quarters of 2007, primarily driven by a reserve established for settlement agreements with plaintiffs in civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. (See Note 9 to the condensed consolidated financial statements.) The reserve increased SG&A expense in the first nine months of 2007 by $6.3 million. Additional charges of $2.2 million, primarily related to legal expenses connected with manufacturing issues at our Evansville, Indiana, plastics facility, business divestiture activities and executive severance expenses, were included in SG&A expense during the first nine months of 2007. These increases were partially offset by expense control initiatives. Charges of $6.8 million were included in SG&A expense in the first nine months of 2006, mainly related to accounting investigation and restatement activities. As a percentage of sales, SG&A expense declined to 14.3% in the first nine months of 2007 from 15.0% in 2006.
     Restructuring charges of $7.7 million were recorded in the first nine months of 2007, primarily related to our European manufacturing rationalization programs in our Performance Coatings and Color and Glass Performance Materials segments and our restructuring programs in the Electronic Materials segment in the United States.
     Interest expense declined in the first nine months of 2007, primarily as a result of lower borrowing levels in the second and third quarters. The lower borrowing levels were largely the result of renegotiating our consignment agreements for precious metals and elimination of requirements for cash deposits. During the first three quarters of 2007, interest expense included a $2.0 million write-off of unamortized financing fees associated with the cancelled portion of our term loan arrangements. During the first three quarters of 2006, interest expense included a $2.5 million write-off of fees and discounts from our debentures that were repaid in 2006 and previously unamortized fees related to our former revolving credit facility.
     Miscellaneous income for the nine months ended September 30, 2007, was $0.4 million compared with miscellaneous expense of $3.1 million in the first nine months of 2006. The change in miscellaneous income (expense) was primarily due to a gain of $0.4 million associated with marked-to-market supply contracts in the first nine months of 2007 compared with a loss of $3.3 million in the first nine months of 2006.
     Income tax expense was 39.7% of pre-tax income for the nine months ended September 30, 2007, and 32.9% of pre-tax income for the nine months ended September 30, 2006. The primary reasons for the increase in the effective tax rate were the tax effect of restructuring charges, a change in the mix of income and losses by country, and a relatively high tax cost on 2007 earnings repatriated from outside the United States.
     There were no new businesses included in discontinued operations in the first nine months of 2007. We recorded a loss of $0.2 million, net of taxes, in the first three quarters related to post-closing matters associated with businesses we sold in previous years.

	Nine months ended
	September 30,
		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$451,058	$397,015	$54,043	13.6%
Electronic Materials	338,412	335,493	2,919	0.9%
Color and Glass Performance Materials	329,195	292,515	36,680	12.5%
Polymer Additives	252,903	245,057	7,846	3.2%
Specialty Plastics	198,994	209,525	(10,531)	(5.0)%
Other businesses	63,502	64,613	(1,111)	(1.7)%

Total	$1,634,064	$1,544,218	$89,846	5.8%

Segment Operating Income
Performance Coatings	$29,947	$31,937	$(1,990)	(6.2)%
Electronic Materials	19,534	25,895	(6,361)	(24.6)%
Color and Glass Performance Materials	39,462	32,993	6,469	19.6%
Polymer Additives	10,576	11,984	(1,408)	(11.7)%
Specialty Plastics	10,961	11,937	(976)	(8.2)%
Other businesses	7,982	4,002	3,980	99.5%

Total	$118,462	$118,748	$(286)	(0.2)%

     Performance Coatings Segment Results. Sales increased in Performance Coatings due to increased sales of both tile coatings and porcelain enamel products. The sales increases were driven by increased product pricing and favorable changes in foreign exchange rates compared with the first nine months of 2006. The sales increases were partially offset by the effects of lower manufacturing volume. Sales growth was the greatest in Europe, although all regions recorded increased sales. In the United States, sales growth was slowed by weakness in demand from appliance and residential construction applications. Operating income declined during the first nine months of 2007 primarily as a result of increased costs of raw materials, the effects of lower manufacturing volumes, and higher manufacturing costs, partially offset by product price increases.
     Electronic Materials Segment Results. Sales increased slightly in the first nine months of 2007 as lower sales in the beginning of the period were more than offset by improved sales in the third quarter. During the first half of the year, demand was weaker from customers who buy our dielectric powders to manufacture capacitors, however this demand has now recovered to more normal levels. Demand for conductive pastes used in the manufacture of solar cells continued to grow. Sales growth in Europe and Asia was nearly offset by sales declines in the United States during the first nine months of 2007. Operating income declined as a result of the impact of lower manufacturing volumes and as a result of a temporary interruption of manufacturing activities at our South Plainfield, New Jersey, manufacturing site. Operations at this site, which were suspended in April to address operational issues and safety concerns, have resumed.
     Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of a combination of favorable changes in foreign currency exchange rates, improved volume, and improved product pricing. Sales increased in all regions, with the largest sales increases coming from Europe. Operating income improved primarily as a result of improved product pricing partially offset by increased raw material costs.
     Polymer Additives Segment Results. Sales increased in Polymer Additives during the first three quarters of 2007. Sales grew in the United States and Europe, but the growth in the United States was constrained somewhat by weak demand from residential housing and automotive applications. Sales growth was primarily from improved product pricing, partially offset by the effects of lower manufacturing volume. Operating income declined compared with the first nine months of 2006 as a result of lower manufacturing volume and higher raw material costs, partially offset by lower manufacturing costs, higher product pricing, and lower selling, general and administrative expenses.
     Specialty Plastics Segment Results. Sales declined during the first nine months of 2007, primarily as a result of weak demand from U.S. customers who manufacture products used in residential construction, appliance and automotive applications. Sales declined in our filled and reinforced plastics and our liquid coatings and dispersions products. This decline was partially offset by growth in sales of our plastic colorants products. Operating income declined as a result of the effects of lower manufacturing volume and higher raw materials costs, partially offset by increased product pricing and lower selling, general and administrative expenses.

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$710,423	$738,060	$(27,637)	(3.7)%
International	923,641	806,158	117,483	14.6%

Total	$1,634,064	$1,544,218	$89,846	5.8%

     Sales declined in the United States, primarily driven by lower sales in the Specialty Plastics and Electronic Materials segments. These sales declines were partially offset by increased sales in the Polymer Additives, Color and Glass Performance Materials, and Performance Coatings segments. International sales increased in all regions, with the greatest growth in Europe, where sales increased due to a combination of the positive effects of improved price and product mix and favorable changes in exchange rates. The increase was the result of international sales growth in all segments, led by Performance Coatings and Color and Glass Performance Materials.

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Net cash provided by operating activities	$121,281	$14,905	$106,376	713.7%
Net cash used for investing activities	(39,992)	(52,277)	12,285	(23.5)%
Net cash (used for) provided by financing activities	(73,302)	30,777	(104,079)	(338.2)%
Effect of exchange rate changes on cash	849	(202)	1,051	(520.3)%

Increase (decrease) in cash and cash equivalents	$8,836	$(6,797)	$15,633	(230.0)%

     Cash flows from operating activities improved by $106.4 million in the first nine months of 2007 over the same period in 2006. Changes in deposits under our precious metals consignment program provided $144.3 million of improvement. In the first nine months of 2007, we received $70.1 million of these deposits from financial institutions, while in the first nine months of 2006, we placed $74.2 million on deposit under this program. Cash flows were also improved $88.9 million from net reductions in the working capital elements of accounts and trade notes receivable, inventories, and accounts payable. These improvements were offset by $89.0 million from changes in the balance of the note receivable from FFC related to our asset securitization program.
     Cash used for investing activities decreased by $12.3 million. In June 2006, the Company invested an additional $25.0 million in FFC in connection with the June 2006 amendment of the asset securitization agreement.
     Cash flows used in financing activities increased by $104.1 million, of which $122.8 million related to changes in borrowing activity. In the first nine months of 2007, we used cash to reduce our debt by $56.7 million. In the first nine months of 2006, we borrowed $66.1 million in order to finance the deposits for precious metals noted above and other working capital needs such as accounts receivable and inventories.
Capital Resources and Liquidity
Credit Rating
     In May 2007, Moody’s Investor Services, Inc. (“Moody’s”) reassigned a senior credit rating to the Company after withdrawing its rating in March 2006 due to delays in the filing of financial statements for 2005 and quarterly statements for 2004 through 2006. At September 30, 2007, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facility
     In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility. At that time, the credit facility consisted of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.
     In June 2007, we amended the credit facility (the “Amended Credit Facility”) and increased the size of the revolving credit facility by $50 million to $300 million. At September 30, 2007, we had borrowed $19.3 million of the revolving credit facility and had $272.1 million available, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility.
     In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. At that time, we also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. In the second quarter of 2007, we began making periodic principal payments on the term loans. At September 30, 2007, we had borrowed $302.7 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from October 2007 to July 2011 and $72.6 million from October 2011 to April 2012 and a final payment of $72.6 million in June 2012.

     At September 30, 2007, we were in compliance with the covenants of the Amended Credit Facility.
Senior Notes and Debentures
     At September 30, 2007, we had $200.0 million principal amount outstanding under senior notes, which are due in January 2009, and we were in compliance with the covenants under their indentures.
Off Balance Sheet Arrangements
     Receivable Sales Programs. We sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable under an asset securitization program. This program, which expires in 2009, accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”) for proceeds of up to $100.0 million. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At September 30, 2007, FFC had received net proceeds of $65.5 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $22.9 million.
     In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $85.8 million at September 30, 2007. The proceeds from outstanding receivables sold under the international programs were $51.2 million at September 30, 2007.
     Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006. These requirements were eliminated during the first six months of 2007. At September 30, 2007, we had on hand $126.3 million of precious metals owned by financial institutions, measured at fair value.
     Bank Guarantees and Standby Letters of Credit. At September 30, 2007, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.1 million. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments.
Other Financing Arrangements
     In June 2007, we entered into two international variable-rate credit facilities secured by specific accounts receivable. Beginning in the third quarter, these underlying accounts receivable are treated as sold and, at September 30, 2007, were included in the above disclosures about our international programs to sell trade accounts receivable.
     In addition, the Company maintains other lines of credit to provide global flexibility for the Company’s liquidity requirements. Most of these facilities are uncommitted lines for the Company’s international operations.
Uncertain Tax Positions
     Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as of January 1, 2007, did not materially impact the Company’s liquidity. We do not have significant assets or liabilities related to uncertain tax positions that are expected to be settled in the next twelve months. However, at September 30, 2007, we had recognized approximately $24.4 million of long-term tax assets and $37.1 million of long-term tax liabilities, which could be settled more than one year in the future.

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
Newly Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS No.157”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will apply this standard prospectively, as permitted.
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
     We are subject to cost changes with respect to our raw materials and natural gas purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. When we enter into fixed price sales contracts for products with precious metal content, we also enter into a forward purchase arrangement with a precious metals supplier to cover the value of the fixed price sales contract. In addition, we purchase portions of our natural gas requirements under fixed price contracts to reduce the volatility of this cost. For gas contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new natural gas contracts as normal purchase contracts, which are not marked-to-market. Our purchase commitment for natural gas under normal purchase contracts was $6.2 million at September 30, 2007.

     The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Variable-rate debt and utilization of receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$2,958	$4,797
Fixed-rate debt:
Carrying amount	$(200,934)	$(200,281)
Fair value	$(206,739)	$(206,399)
Change in fair value from 1% increase in interest rate	$(2,406)	$(3,668)
Change in fair value from 1% decrease in interest rate	$2,446	$3,755
Interest rate swaps:
Notional amount	$150,000	$—
Carrying amount and fair value	$(4,656)	$—
Change in fair value from 1% increase in interest rate	$5,196	$—
Change in fair value from 1% decrease in interest rate	$(5,395)	$—
Foreign currency forward contracts:
Notional amount	$169,454	$121,430
Carrying amount and fair value	$(101)	$(640)
Change in fair value from 10% appreciation of U.S. dollar	$(3,420)	$(1,142)
Change in fair value from 10% depreciation of U.S. dollar	$4,180	$1,396
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,595	2,004
Carrying amount and fair value	$(1,043)	$1,939
Change in fair value from 10% change in forward prices	$814	$1,003
Precious metals forward contracts:
Notional amount (in troy ounces)	554,043	183,264
Carrying amount and fair value	$997	$192
Change in fair value from 10% change in forward prices	$1,064	$465
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
Change in fair value from 10% change in forward prices	$—	$78

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Ferro is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. As described below, we have taken measures to improve our internal controls and procedures; however, there has not been adequate time for us to conclude that the material weaknesses in the Company’s internal control over financial reporting described below have been fully remediated. Therefore, Ferro’s management, including its Chief Executive Officer and its Chief Financial Officer, has concluded that, as of September 30, 2007, Ferro’s disclosure controls and procedures were not effective.
          Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
          As of December 31, 2006, we identified the following material weaknesses in internal control over financial reporting:
•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge to consistently perform independent secondary reviews over complex and non-routine accounting matters.

•	The Company did not have in place adequate formal policies and procedures and also had a lack of sufficient resources with appropriate expertise in the Corporate tax function to effectively account for, oversee and review the Company’s accounting for income taxes.
          We have taken measures to improve the effectiveness of our internal control over financial reporting and to address the material weaknesses described above. The following process and control improvements are changes in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess our disclosure controls and procedures and will take any further actions that we deem necessary.
•	The Company has hired additional experienced accounting professionals to increase the depth and experience of the Company’s finance and accounting staff, thereby providing more expertise and knowledge to review accounting literature and other technical materials and providing the appropriate personnel to perform independent secondary reviews of complex and non-routine transactions.

•	The Company contracted with an independent accounting firm to provide additional expertise to the Corporate tax function, assist in the development of policies and procedures, and assist in the accounting for and review of the Company’s income taxes.

•	The Company developed a comprehensive business information systems strategy intended to convert multiple legacy systems into one Enterprise Resource Planning (“ERP”) platform. The financial control environment benefits will include, but are not limited to, reducing the risks associated with multiple system interfaces, improving access controls within and between multiple systems, improving the integration of our sales, finance and accounting information systems, improving the accuracy of our revenue reporting, reducing the number of manual transactions, and increasing the transparency of financial information. As of September 30, 2007, the

Company has successfully upgraded its financial consolidation software and the parent-company general ledger system as part of this strategy.

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
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)

Date: November 8, 2007

/s/ James F. Kirsch

James F. Kirsch Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007

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

10	Material Contracts
10.1	Ferro Corporation Deferred Compensation Plan for Executive Employees. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)

10.2	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)

10.3	Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)

10.4	Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.