Form 10-K
period 2007-12-31
FERRO CORP
filed 2008-02-29
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerate filer,” “ accelerator filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2007, was approximately $1,046,275,000.

On January 31, 2008, there were 43,578,339 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 —	Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its consolidated subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials and chemicals that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. In approximately 50 manufacturing sites around the world, we produce the following types of products:

•	Inorganic specialty products — High-quality glazes, frits, enamels, pigments, dinnerware decorations and other performance materials;

•	Organic specialty products — Polymer specialty materials, engineered plastic compounds, pigments, electrolytes, specialty solvents, and high-potency pharmaceutical active ingredients, and

•	Electronic materials — High-performance dielectrics, conductive pastes, metal powders and polishing materials.

We refer to our products as performance materials and chemicals because we formulate them to perform specific functions in the manufacturing processes and end products of our customers. The products we develop often are delivered to our customers in combination with customized technical service. The value of our products stems from the value they create in actual use. We develop and deliver innovative products to our customers through our key strengths in:

•	Particle Engineering — Our ability to design and produce very small particles made of a broad variety of materials, with precisely controlled characteristics of shape, size and size distribution. We understand how to disperse these particles within liquid, paste and gel formulations.

•	Color and Glass Science — Our understanding of the chemistry required to develop and produce pigments that provide color characteristics ideally suited to customers’ applications. We have demonstrated an ability to provide glass-based coatings with properties that precisely meet customers’ needs in a broad variety of applications.

•	Surface Chemistry and Surface Application Technology — Our understanding of chemicals and materials used to develop products and processes that involve the interface between layers and the surface properties of materials.

•	Product Formulation — Our ability to develop and manufacture combinations of materials that deliver specific performance characteristics designed to work within customers’ particular manufacturing processes.

We deliver these key technical strengths to our customers in a way that creates additional value through our integrated applications support. Our applications support personnel are involved in our customers’ material specification and evaluation, product design and manufacturing process characterization in order to help customers optimize the efficient and cost-effective application of our products.

We divide our operations into eight business units, which comprise six reportable business segments. We have grouped these segments by their product group below:

Inorganic Specialties	Organic Specialties	Electronic Materials(3)

• Tile Coating Systems(1) • Porcelain Enamel(1) • Color and Glass Performance Materials	• Polymer Additives • Specialty Plastics • Pharmaceuticals (2) • Fine Chemicals (2)

(1)	Tile Coating Systems and Porcelain Enamel are combined into one reportable business segment, Performance Coatings, for financial reporting purposes.

(2)	Pharmaceuticals and Fine Chemicals are combined into one reportable business segment, Other Businesses, for financial reporting purposes.

(3)	Electronic Materials segment is its own distinct product group.

Markets and Customers

Ferro’s products are used in a variety of product applications in markets including:

•	Appliances

•	Transportation

•	Building and renovation

•	Electronics

•	Household furnishings

•	Industrial products

•	Packaging

•	Pharmaceuticals

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

Our leading customers include manufacturers of tile, major appliances, construction materials, automobile parts, glass, bottles, vinyl flooring and wall coverings, multi-layer capacitors, solar cells, batteries, and pharmaceuticals. Many of our customers, including makers of major appliances and automobile parts, purchase materials from more than one of our business units. Our customer base is well diversified both geographically and by end market.

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as distributors, to deliver products to market. In 2007, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:(1)	Precious and Non-precious Metals:(3)

• Zinc oxide	• Gold
• Cobalt oxide	• Platinum
• Lead oxide	• Palladium
• Aluminum oxide	• Silver
• Nickel oxide	• Titanium
• Chromium
Polymers:(2)	• Copper
• Polypropylene	• Bismuth
• Unsaturated polyester	• Lithium
• Polystyrene	• Zinc

Other Inorganic Materials:	Other Organic Materials:(4)

• Zircon(1)	• Phthalic anhydride
• Feldspar(1)	• Toluene
• Silica(1)	• Butanol
• Titanium dioxide(2)	• Tallow
• Fiberglass(2)	• Soybean oil
• Boron(3)

(1)	Primarily used by Color and Glass Performance Materials, Tile Coating Systems and Porcelain Enamel.

(2)	Primarily used by Specialty Plastics.

(3)	Primarily used by Electronic Materials, Color and Glass Performance Materials and Fine Chemicals.

(4)	Primarily used by Polymer Additives.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials may have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost fluctuations, including those related to precious metals.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. In addition, the magnitude of our purchases provides for leverage in negotiating favorable conditions for supplier contracts. We did not encounter raw material shortages in 2007, but we are subject to volatile raw material costs that can affect our results of operations.

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

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Capital expenditures for environmental control were $11.6 million in 2007, $6.2 million in 2006, and $3.3 million in 2005. These amounts pertain primarily to costs associated with environmental protection equipment. Although we cannot precisely predict future environmental capital spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations.

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

Expenditures for research and development activities for continuing operations were approximately $36.9 million in 2007, $42.6 million in 2006, and $38.4 million in 2005. Expenditures for individual customer requests for research and development were not material. During 2008, we expect to spend approximately $39.9 million on research and development.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2027. We also use a number of trademarks that are important to our businesses as a whole or to a particular segment. We believe that these trademarks are adequately protected.

Employees

At December 31, 2007, we employed 6,275 full-time employees, including 4,228 employees in our foreign consolidated subsidiaries and 2,047 in the United States (“U.S.”) Total employment decreased 139 in our foreign subsidiaries and 246 in the U.S. from the prior year end due to our various restructuring and cost reduction programs, including the partial closure and subsequent divestiture of our Electronic Material’s facility in Niagara Falls, New York.

Collective bargaining agreements cover approximately 18.2% of our U.S. workforce. Approximately 9.3% of the U.S. employees are affected by labor agreements that expire in 2008, and we expect to complete renewals of these agreements with no significant disruption to the related businesses. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

Our employees in Europe have protections afforded them by local laws and regulations through unions and works councils. Some of these laws and regulations may affect the timing, amount and nature of restructuring and cost reduction programs in that region.

Domestic and Foreign Operations

Financial information about our domestic and foreign operations by segment is included herein in Note 17 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 50% of our net sales are outside of the U.S. Our customers represent more than 30 industries and operate in approximately 100 countries.

We began international operations in 1927. Our products are produced and distributed through our subsidiaries in the following countries:

Wholly-owned:

• Argentina	• China	• Japan	• Spain

• Australia	• France	• Mexico	• Taiwan

• Belgium	• Germany	• Netherlands	• Thailand

• Brazil	• Italy	• Portugal	• United Kingdom

Majority-owned and Controlled:

• China	• Italy	• South Korea	• Venezuela

• Indonesia	• Spain	• Thailand

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

We sell our products to a wide variety of customers who supply many different market segments. Many of these market segments, such as building and renovation, major appliances, transportation and electronics, are cyclical or closely tied to consumer demand, which is difficult to predict. Incorrect forecasts of demand or unforeseen reductions in demand can adversely affect costs and profitability due to factors such as underused manufacturing capacity, excess inventory, or working capital needs. These factors can result in lower profitability.

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

We have a growing presence in the Asia-Pacific region where it can be difficult for a U.S.-based company, such as Ferro, to compete lawfully with local competitors.

Many of our most promising growth opportunities are in the Asia-Pacific region, especially the People’s Republic of China. Although we have been able to compete successfully in those markets to date, local laws and customs can make it difficult for a U.S.-based company to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. law. Our strict policy of observing the highest standards of legal and ethical conduct may cause us to lose some otherwise attractive business opportunities to local competition in the region.

Regulatory authorities in the U.S., European Union and elsewhere are taking a much more aggressive approach to regulating hazardous materials, and those regulations could affect sales of our products.

Hazardous material legislation and regulations can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California Proposition 65 or the European Union’s (“EU”) hazardous substances directive. The EU “REACH” registration system became effective June 1, 2007, and requires us to perform toxicity studies of the components of some of our products and to register the information in a central database, increasing the cost of these products. As a result of these hazardous material regulations, customers may avoid purchasing some products in favor of perceived “greener,” less hazardous or less costly alternatives. This factor could adversely affect our sales and operating profits.

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

As of December 31, 2007, the Company had approximately $526.1 million of short-term and long-term debt with varying maturities. These borrowings have allowed us to make investments in growth opportunities and fund working capital requirements. Our continued access to capital markets is essential if we are to meet our current obligations as well as fund our strategic initiatives. An interruption in our access to external financing could adversely affect our business prospects and financial condition. See further information regarding the Company’s liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 5 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Interest rates on some of our borrowings are variable, and our borrowing costs could be affected adversely by interest rate increases.

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, the Company’s cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2007, that a one percent increase in interest rates would cause interest expense to increase by approximately $2.6 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding the Company’s interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 5 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Many of our assets are encumbered by liens that have been granted to lenders, and those liens affect our flexibility to dispose of property and businesses.

Our debt obligations are secured by substantially all of the Company’s assets. These liens could reduce our ability and/or extend the time to dispose of property and businesses, as these liens must be cleared or waived by the lenders prior to any disposition. These security interests are described in more detail in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

We are subject to a number of restrictive covenants under our credit facilities, and those covenants could affect our flexibility to fund strategic initiatives.

Our credit facilities contain a number of restrictive covenants as described in more detail in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund strategic initiatives. Breaches of these covenants could become defaults under our credit facilities and cause the acceleration of debt payments beyond our ability to pay.

We have significant deferred tax assets, and our ability to utilize these assets will depend on the Company’s future performance.

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. As of December 31, 2007, the Company had $102.8 million of net deferred tax assets, after a valuation allowance. If the Company does not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowance may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 7 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

We are a defendant in several lawsuits that could have an adverse effect on our financial condition and/or financial performance, unless they are successfully resolved.

We are routinely involved in litigation brought by suppliers, customers, employees, governmental agencies and others. Litigation is an inherently unpredictable process and unanticipated negative outcomes are possible. The most significant pending litigation is described in Item 3 — Legal Proceedings of this Annual Report on Form 10-K.

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

We are exposed to risks associated with acts of God, terrorists and others, as well as fires, explosions, wars, riots, accidents, embargoes, natural disasters, strikes and other work stoppages, quarantines and other governmental actions, and other events or circumstances that are beyond our control.

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

Our corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. The Company also owns other corporate facilities, including a centralized research and development facility, which are located in Independence, Ohio. We own principal manufacturing plants that range in size from 17,000 sq. ft. to over 500,000 sq. ft. Plants with more than 250,000 sq. ft. are located in: Germany; Spain; Penn Yan, New York; and France. The locations of these principal manufacturing plants by reportable business segment are as follows:

Performance Coatings — U.S.: Cleveland, Ohio. Outside the U.S.: Argentina, Australia, China, France, Indonesia, Italy, Mexico, the Netherlands, Spain, Thailand and Venezuela.

Electronic Materials — U.S.: Penn Yan, New York; and South Plainfield, New Jersey. Outside the U.S.: the Netherlands.

Color and Glass Performance Materials — U.S.: Toccoa, Georgia; Orrville, Ohio; and Washington, Pennsylvania. Outside the U.S.: Australia, China, France, Germany, Mexico, United Kingdom and Venezuela.

Polymer Additives — U.S.: Bridgeport, New Jersey; Cleveland, Ohio; Walton Hills, Ohio; and Fort Worth, Texas. Outside the U.S.: Belgium.

Specialty Plastics — U.S.: Evansville, Indiana; Plymouth, Indiana; Edison, New Jersey; and Stryker, Ohio. Outside the U.S.: the Netherlands and Spain.

Other Businesses— U.S.: Waukegan, Illinois; and Baton Rouge, Louisiana. Outside the U.S.: China

In October 2005, the Dutch government placed a lien on one of our facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. In March 2006, as a result of a credit rating downgrade, lenders of the Company’s revolving credit facility, senior notes and debentures became entitled to security interest in the Company’s and its domestic material subsidiaries’ real estate. This security interest was substantially perfected in April 2006. Ferro’s current revolving credit and term loan facility, which was established in June 2006, also shares in this security interest.

In September 2006, we announced we had begun construction of a new manufacturing plant at our existing location in Almazora, Spain. The new plant, which began commercial production in the third quarter of 2007, includes approximately 125,000 sq. ft. of manufacturing space and produces colors for the European tile coatings market. In November 2006, we announced that we would cease production at our Niagara Falls, New York, manufacturing facility by the end of 2007. During 2007, we transferred some of its production to other Ferro production facilities, and in December 2007, sold the facility.

In addition, we lease manufacturing facilities for the Performance Coatings segment in Brazil and Italy; for the Electronic Materials segment in Vista, California, Germany and Japan; for the Color and Glass Performance Materials segment in Japan, Portugal and Italy; for the Polymer Additives segment in the United Kingdom; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more business segments. Leased facilities range in size from 23,000 sq. ft. to over 300,000 sq. ft. at a plant located in Portugal.

Item 3 —	Legal Proceedings

In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. The settlement agreement was approved by the United States District Court for the Eastern District of Pennsylvania in December 2007. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing. The Company is vigorously defending the remaining two civil actions alleging antitrust violations in the heat stabilizer industry, which are in their preliminary stages; therefore, we cannot determine the outcomes of these lawsuits at this time. We have asserted a claim against the former owner of our heat stabilizer business of indemnification for the defense of these lawsuits and any resulting payments by the Company. These payments include approximately $6.3 million to the class of direct purchasers and a plaintiff that opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company.

In a July 2004 press release, we announced that our Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that our Audit Committee would investigate possible inappropriate accounting entries in the Polymer Additives business. The Company, our deceased former Chief Executive Officer, our former Chief Financial Officer, and a former Operating Vice President of the Company were later sued in a series of putative securities class action lawsuits related to this July 2004 announcement. Those lawsuits were consolidated into a single case in the United States District Court for the Northern District of Ohio. In June 2007, the United States District Court for the Northern District of Ohio dismissed the plaintiffs’ complaint, after which the plaintiffs appealed the District Court decision to the Sixth Circuit Court of Appeals. In September 2007, however, the plaintiffs filed a voluntary dismissal, with prejudice, of their appeal, thus ending this litigation.

Also following the July 2004 press release, four derivative lawsuits were filed and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. In March 2006, the Court dismissed the consolidated derivative action without prejudice. In April 2006, the plaintiffs filed a motion seeking relief from the judgment that dismissed the derivative lawsuit and seeking to amend their complaint further following discovery. The plaintiffs’ motion was denied, and the plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals. In January 2008, the Sixth Circuit Court of Appeals affirmed the dismissal by the District Court for the Northern District of Ohio.

In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations related to the same allegations. Our Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. We promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend the Company and its Belgian subsidiary with respect to these investigations. In response to our notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters. In December 2005, the Hungarian authorities imposed a de minimis fine on our Belgian subsidiary and in October 2007, the German authorities imposed a fine of approximately $0.6 million. We expect the Belgian authorities also to assess fines for the alleged conduct, and we estimate the amount of the fines will be approximately $0.3 million.

In each of February 2007 and February 2008, the New Jersey Department of Environmental Protection (“NJDEP”) issued an administrative order and notice of civil administrative penalty assessment to the Company for alleged violations at our Bridgeport, New Jersey, facility of the NJDEP laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). The aggregate penalty assessment issued by the NJDEP through November 2007 is $0.4 million. We are in the process of negotiating an administrative consent order and compliance schedule to settle these issues with the NJDEP. We cannot determine the outcome of these settlement negotiations at this time.

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

No matters were submitted to a vote of Ferro’s security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The executive officers of the Company as of February 29, 2008, are listed below, along with their ages and positions held during the past five years. The year indicates when the individual was named to the indicated position. No family relationship exists between any of Ferro’s executive officers.

James F. Kirsch — 50
Chairman, President and Chief Executive Officer, 2006
President and Chief Executive Officer, 2005
President and Chief Operating Officer, 2004
President, Premix Inc., and President, Quantum Composites Inc., manufacturers of thermoset molding compounds, parts and sub-assemblies for the automotive, aerospace, electrical and HVAC industries, 2002

W. Thomas Austin — 57
Vice President, Operations, 2007
Global Operations Director for Chlor-Vinyls Business, The Dow Chemical Company, a manufacturer of basic and specialty chemicals and plastics, 1998 (retired in 2003)

Sallie B. Bailey — 48
Vice President and Chief Financial Officer, 2007
Senior Vice President-Finance and Controller, The Timken Company, an international manufacturer of highly engineered bearings and alloy steels and provider of related products and services, 2003

James C. Bays — 58
Vice President, General Counsel and Secretary, 2006
Vice President and General Counsel, 2001

Ann E. Killian — 53
Vice President, Human Resources, 2005
Vice President, Human Resources, W. W. Holdings, LLC, a manufacturer and distributor of doors, frames and hardware products for the commercial construction industry, 2003

Michael J. Murry — 56
Vice President, Inorganic Specialties, 2006
Vice President, Performance Coatings, 2005
President, Chief Executive Officer, and Director, Catalytica Energy Systems, Inc., a provider of products that reduce nitrogen oxides (NOx) emissions for the transportation and power generation industries, 2003

Barry D. Russell — 43
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

Peter T. Thomas — 52
Vice President, Organic Specialties, 2006
Vice President, Pharmaceuticals and Fine Chemicals and Polymer Additives, 2004
Vice President, Pharmaceuticals and Fine Chemicals, 2003

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. At January 31, 2008, we had 1,520 shareholders of record for our common stock. The closing price of the common stock on January 31, 2008, was $17.68 per share.

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2007 and 2006 were as follows:

	2007			2006
	High	Low	Dividends	High	Low	Dividends

First Quarter	$22.95	$19.30	$0.145	$20.80	$18.60	$0.145
Second Quarter	25.48	19.98	0.145	20.78	15.05	0.145
Third Quarter	26.03	17.37	0.145	18.66	13.82	0.145
Fourth Quarter	23.21	19.28	0.145	21.70	16.74	0.145

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

We did not repurchase any of our common stock during the fourth quarter of 2007.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2007, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2002.

COMPARISON OF FIVE-YEAR
CUMULATIVE TOTAL RETURNS

Item 6 —	Selected Financial Data

The following table presents selected financial data for the last five years ended December 31:

		Adjusted	Adjusted	Adjusted	Adjusted
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Net sales	$2,204,785	$2,041,525	$1,882,305	$1,843,721	$1,615,598
(Loss) income from continuing operations	(94,254)	21,092	19,113	29,101	9,285
Basic (loss) earnings per share from continuing operations	(2.22)	0.47	0.42	0.65	0.18
Diluted (loss) earnings per share from continuing operations	(2.22)	0.47	0.42	0.65	0.18
Cash dividends declared per common share	0.58	0.58	0.58	0.58	0.58
Total assets	1,638,260	1,741,602	1,676,598	1,739,885	1,736,448
Long-term debt, including current portion, and redeemable preferred stock	538,758	601,765	568,325	521,658	553,287

Fiscal years 2006 and prior have been adjusted for the effects of the changes in accounting principles for inventory costs and for major planned overhauls, as described in Note 1 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

In 2002, we sold our Powder Coatings business unit. On June 30, 2003, we sold our Petroleum Additives business and our Specialty Ceramics business. For all periods presented, we report those businesses as discontinued operations. These divestitures are further discussed in Note 15 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions were mixed during 2007, with growing demand in some markets and regions and weak demand in other markets and regions. Net sales increased 8.0%, primarily as a result of price increases and favorable changes in foreign currency exchange rates. Sales growth was the strongest in our Color and Glass Performance Materials and Performance Coatings segments. Sales also increased in our Electronic Materials and Polymer Additives segments, and declined in Specialty Plastics. Sales in the Electronic Materials segment were affected by weak customer demand for dielectric materials in the first half of the year, but demand was stronger in the last two quarters of 2007. Demand for products from our Polymer Additives and Specialty Plastics segments was affected by reduced demand from North American customers who serve the residential housing, appliance and automotive markets.

Beyond fundamental product demand, the factors that most influenced 2007 results included the following:

•	Increased and volatile raw material costs, and our inability to raise selling prices to maintain our profitability,

•	Cost control initiatives, including costs associated with restructuring programs, and

•	Unplanned manufacturing costs required to improve production processes, meet product specification requirements or recover from equipment malfunctions and operating errors.

Prices for a number of raw materials increased significantly during the year, including bismuth, chrome oxide, cobalt, lithium carbonate, nickel, polypropylene, soybean oil, and tallow. These increases contributed to increased manufacturing costs for the year. In some cases, because of the rapid pace of these costs increases, we instituted product price surcharges to provide more rapid price adjustments. While these surcharges generally allow us to pass specific raw material cost increases through to customers, they do not generally allow us to maintain our gross margin as a percent of sales as costs increase. During the year, we were also able to reformulate some products with alternatives that used less costly raw materials. In some cases, we also employed hedging and other procurement strategies to mitigate the effects of higher raw material costs.

Selling, general and administrative (SG&A) costs increased at a rate less than the increase in our sales. As a result, SG&A expense as a percent of sales declined in 2007 compared with 2006.

An impairment charge related to goodwill and other long-lived assets in our polymer additives and pharmaceuticals businesses was recorded during 2007. The impairment in the polymer additives business was triggered by the cumulative negative effect on earnings of a cyclical downturn in certain of the business’ primary U.S.-based end markets, including housing and automobiles; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies on the components of their products and to register certain information; and higher forecasted capital expenditures related to the business. The impairment charge in the pharmaceutical business is primarily the result of the longer time necessary to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services.

Restructuring charges continued in 2007, primarily related to manufacturing rationalization in our inorganic materials manufacturing operations in Europe and our electronic materials production capacity in the United States.

Interest expense declined in 2007 compared with 2006. During the first quarter of 2007 we were able to eliminate most of the requirement for cash deposits related to the precious metals used in our products. This reduced our borrowing requirements, and drove the decline in interest expense for the year. The decline in cash deposits also lowered interest income for the year.

Income before income taxes declined in 2007 compared with 2006. The decline was primarily driven by the impairment charges, increased SG&A expense and lower interest earned, partially offset by lower interest expense and restructuring charges.

The 2007 loss from continuing operations was driven by the impairment charge recorded in the fourth quarter.

During 2007, balance sheet debt declined as both long-term debt and loans payable and current portion of long-term debt declined. The decline was driven by the reduction of borrowing required for cash deposits for precious metals, increased accounts payable and lower inventories, partially offset by increased net trade receivables. Cash deposits were eliminated during the year, a decline of $70.1 million from the end of 2006. The reduction in cash deposits and inventory, and the increase in accounts payable contributed to increased net cash provided by operating activities. Also during 2007, capital expenditures increased by $17.0 million to $67.6 million, as we invested for plant maintenance, current and anticipated sales growth and in projects related to our manufacturing rationalization programs in the United States and Europe.

Outlook

General economic conditions continue to be mixed, depending on the region and applications addressed. Demand from markets in the United States that are related to residential housing, automobiles and appliances is expected to continue to be weak, as it has been since late 2006. This weakness is expected to continue at least through the first half of 2008, and will continue to negatively affect sales, particularly in our Specialty Plastics, Polymer Additives, Color and Glass Performance Materials, and Performance Coatings segments.

In December 2007, we experienced unexpected operational issues at our Bridgeport, New Jersey, organic chemicals manufacturing facility, resulting in a temporary interruption of production and added costs related to scrapped product and wastewater treatment. Production interruptions related to restarting the plant’s wastewater treatment capability continued into the first quarter of 2008 and are expected to result in incremental pretax costs and expenses of approximately $2.0 million during the first quarter. Normal manufacturing production has resumed at the site.

We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operations.

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$2,204,785	$2,041,525	$163,260	8.0%
Cost of sales	1,788,122	1,625,880	162,242	10.0%

Gross profit	416,663	415,645	1,018	0.2%
Gross margin percentage	18.9%	20.4%
Selling, general and administrative expenses	319,065	305,211	13,854	4.5%
Impairment charges	128,737	—	128,737	—
Restructuring charges	16,852	23,146	(6,294)	(27.2)%
Other expense (income):
Interest expense	59,690	64,427	(4,737)	(7.4)%
Interest earned	(1,505)	(4,466)	2,961	(66.3)%
Foreign currency losses, net	1,254	1,040	214	20.6%
Loss (gain) on sale of businesses	1,348	(67)	1,415	(2,111.9)%
Miscellaneous expense (income), net	540	(87)	627	720.7%

(Loss) income before income taxes	(109,318)	26,441	(135,759)	(513.4)%
Income tax (benefit) expense	(15,064)	5,349	(20,413)	(381.6)%

(Loss) income from continuing operations	(94,254)	21,092	(115,346)	(546.9)%
Loss from discontinued operations, net of tax	(225)	(472)	247	(52.3)%

Net (loss) income	$(94,479)	$20,620	$(115,099)	(558.2)%

Diluted (loss) earnings per share	$(2.23)	$0.46	$(2.69)	(584.8)%

Sales from continuing operations grew by 8.0% in 2007, driven by improved pricing and favorable changes in foreign currency exchange rates. Changes in exchange rates contributed somewhat less than half of the increase in sales. Sales growth in Europe, Asia and Latin America was partially offset by a decline of less than one percent in sales in the United States.

Gross profit increased slightly in 2007 compared with 2006, although the increase in gross profit was limited by increased cost of sales, which grew at a faster rate than sales primarily due to increased raw material costs. As a result, gross margin percentage declined for the year. Gross profit was reduced by $7.9 million in 2007 primarily as a result of charges for accelerated depreciation and other costs associated with our manufacturing rationalization programs. In addition, gross profit was negatively impacted by unplanned manufacturing costs due to temporary interruptions in operations at our manufacturing facilities in South Plainfield, New Jersey, and Bridgeport, New Jersey, and increased costs required to address product specification requirements at our Evansville, Indiana, specialty plastics manufacturing location. Higher precious metal prices during 2007 reduced our gross margin percentage, because increases in precious metal prices are generally passed through to customers with minimal gross profit contribution. Gross profit was reduced by $4.6 million in 2006 primarily as a result of charges for manufacturing rationalization activities.

Selling, general and administrative (SG&A) expenses increased by 4.5% in 2007. SG&A expense as a percent of sales declined to 14.5% of sales in 2007 from 15.0% of sales in 2006. Charges of $12.2 million were included in the 2007 SG&A expense, primarily related to settlement agreements with plaintiffs in civil lawsuits related to the alleged antitrust violations in the heat stabilizer industry (see Note 8 to the consolidated financial statements), other legal settlements and divestment activities. During 2006, SG&A expense included $8.1 million for charges primarily related to accounting investigation and restatement activities, and a settlement loss that resulted in a lump sum payment to the beneficiary of Ferro’s deceased former Chief Executive Officer, partially offset by benefits from changes to our postretirement benefit programs.

An impairment charge of $128.7 million related to goodwill and other long-lived assets was recorded in 2007 related to our polymer additives and pharmaceuticals businesses. The impairment in the polymer additives business was primarily the result of the cumulative negative effect on earnings of a cyclical downturn in certain of the business’ primary U.S.-based end markets, including housing and automobiles; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies on the components of their products and to register certain information; and higher forecasted capital expenditures related to the business. The impairment charge in the pharmaceutical business was primarily the result of the longer time necessary to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services. There were no impairment charges in 2006.

Restructuring charges of $16.9 million were recorded in 2007, primarily associated with our manufacturing rationalization activities in the Performance Coatings and Color and Glass Performance Materials segments in Europe and our Electronic Materials segment in the United States. Restructuring charges of $23.1 million in 2006 were primarily related to the same manufacturing rationalization activities.

Interest expense declined in 2007 primarily as a result of lower debt levels and lower interest rates resulting from the renegotiation of our credit facilities and accounts receivables securitization program during the second quarter. The lower debt levels were driven by the elimination of cash deposits for precious metals, which occurred during the first half of the year. The 2007 interest expense included a $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements. Interest expense in 2006 included a $2.5 million write-off of fees and discounts related to certain of our debentures that were repaid in July and August 2006 and previously unamortized fees related to our former revolving credit facility. Interest earned declined in 2007 as a result of lower cash deposits for precious metals.

Net foreign currency transaction losses were $1.3 million in 2007, up $0.2 million from 2006. We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period.

During 2007, we recognized a loss of $1.3 million on the sale of businesses related to an industrial ceramics business that operated in our Niagara Falls, New York, manufacturing facility.

During 2007, net taxes were a benefit of $15.1 million, or 13.8% of the loss before income taxes, compared to an expense of $5.3 million or 20.2% of income before taxes in 2006. The primary reason for the change was a loss before income taxes in 2007 compared to income in 2006, an impairment charge in 2007 where a partial tax benefit was recorded on the charge, a net increase in our valuation allowance due to a determination that it is more likely than not certain deferred tax assets will not be realized, an additional allowance for unremitted earnings from foreign subsidiaries no longer considered indefinitely reinvested, and a statutory change to a lower tax rate in Germany affecting our deferred tax assets.

There were no new businesses included in discontinued operations in 2007. We recorded a loss of $0.2 million, net of taxes, in 2007 related to post-closing matters associated with businesses we sold in previous years.

		Adjusted
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$609,285	$538,385	$70,900	13.2%
Electronic Materials	469,885	444,463	25,422	5.7%
Color & Glass Performance Materials	445,709	387,540	58,169	15.0%
Polymer Additives	334,492	313,500	20,992	6.7%
Specialty Plastics	261,956	271,307	(9,351)	(3.4)%
Other Businesses	83,458	86,330	(2,872)	(3.3)%

Total segment sales	$2,204,785	$2,041,525	$163,260	8.0%

Segment Operating Income
Performance Coatings	$37,965	$42,718	$(4,753)	(11.1)%
Electronic Materials	32,785	35,136	(2,351)	(6.7)%
Color & Glass Performance Materials	48,222	43,512	4,710	10.8%
Polymer Additives	10,755	10,947	(192)	(1.8)%
Specialty Plastics	15,116	14,629	487	3.3%
Other Businesses	9,146	5,674	3,472	61.2%

Total segment operating income	$153,989	$152,616	$1,373	0.9%

Performance Coatings Segment Results.  Sales increased in Performance Coatings as a result of growth in sales of tile and porcelain enamel products. Driving the increased sales were increased prices and favorable changes in foreign currency exchange rates. Sales increased in all regions, led by growth in Europe. Operating income declined primarily as a result of higher raw material costs, including cobalt, lithium carbonate and nickel, as well as higher manufacturing costs and lower manufacturing volumes that were not fully recovered through improved pricing.

Electronic Materials Segment Results.  Sales grew in Electronic Materials as a result of improved customer demand in the second half of the year. Demand for dielectric materials, which had been weak in the first half of the year, recovered in the second half. Demand for conductive pastes used by customers who manufacture solar cells was particularly strong in the second half of the year. The primary drivers for the increased sales were increased market demand, higher precious metal prices and favorable changes in foreign currency exchange rates. Sales increases were primarily in Asia and Europe, while sales in the United States were slightly lower. Operating income declined as a result of higher raw material costs that were not fully offset by the positive effects of increased manufacturing volume. In addition, in April 2007, production was temporarily interrupted at our South Plainfield, New Jersey, manufacturing plant to address operational and safety concerns. This production interruption added approximately $3.0 million to manufacturing costs for the year.

Color and Glass Performance Materials Segment Results.  Sales increased as a result of growth in glass coatings and performance pigment materials. The positive effects of higher product pricing and favorable changes in foreign currency exchange rates were the primary drivers of the sale growth. Sales increased in all regions, led by growth in Europe. Operating income increased mainly as a result of higher prices, partially offset by higher raw material costs, including bismuth, chrome oxide, cobalt and lead oxide.

Polymer Additives Segment Results.  Sales grew during 2007 despite the negative effects of weakness in demand from North American residential housing, appliance and automotive markets. Sales increased in both the United States and Europe, the segment’s two primary sales regions. Increased product pricing and favorable changes in foreign currency exchange rates more than offset the effects of lower manufacturing volumes during the year. Operating income declined slightly, primarily as a result of higher raw material costs and costs associated with an unplanned manufacturing interruption, largely offset by improved prices and cost and expense reduction programs. Polypropylene, tallow and soybean oil were three of the raw materials that increased sharply during

2007. Operating income was negatively affected by an unexpected operational issue at our Bridgeport, New Jersey, manufacturing plant. Because of an accidental discharge of product into the plant’s on-site watewater treatment facility, we incurred unplanned costs of approximately $2.3 million during the 2007 fourth quarter, including the costs of scrapped product and added wastewater treatment.

Specialty Plastics Segment Results.  Sales declined primarily as a result of weak demand from customers who make products used in residential housing, automotive and appliance markets in the United States. This weak demand resulted in lower sales in the United States, which were partially offset by sales growth in Europe. Partially offsetting the effects of lower volumes were increased product pricing and favorable changes in foreign currency exchange rates. Sales of plastic colorants increased during 2007, while sales of filled and reinforced plastics declined. Operating income increased as a result of improved pricing and lower selling, general and administrative expenses, partially offset by higher raw material costs and the negative effects of lower manufacturing volume. Operating income was also reduced by added costs required to address product specification issues at our Evansville, Indiana, plant.

Other Businesses Segment Results.  Sales declined primarily due to lower sales of pharmaceutical products, partially offset by higher sales of fine chemical products. Sales were lower in the United States, which is the primary market for these products, although sales of fine chemicals did increase in Asia. Operating income was higher as a results of a product mix change to higher value pharmaceutical products and higher volumes of fine chemical products, which more than offset the effects of lower average selling prices.

	2007	2006	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$943,249	$951,215	$(7,966)	(0.8)%
International	1,261,536	1,090,310	171,226	15.7%

Total geographic revenues	$2,204,785	$2,041,525	$163,260	8.0%

Sales declined in the United States, driven by lower regional sales in the Specialty Plastics and Electronic Materials segments. These declines were partially offset by increased U.S. sales in Color and Glass Performance Materials and Performance Coatings. International sales increased in Europe, Asia and Latin America. The international sales increases were distributed across all segments.

Comparison of the years ended December 31, 2006 and 2005

	Adjusted	Adjusted
	2006	2005	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$2,041,525	$1,882,305	$159,220	8.5%
Cost of sales	1,625,880	1,495,403	130,477	8.7%

Gross profit	415,645	386,902	28,743	7.4%
Gross margin percentage	20.4%	20.6%
Selling, general and administrative expenses	305,211	310,056	(4,845)	(1.6)%
Restructuring charges	23,146	3,677	19,469	529.5%
Other expense (income):
Interest expense	64,427	46,919	17,508	37.3%
Interest earned	(4,466)	(538)	(3,928)	730.1%
Foreign currency losses, net	1,040	1,284	(244)	(19.0)%
Gain on sale of businesses	(67)	(69)	2	(2.9)%
Miscellaneous income, net	(87)	(1,600)	1,513	94.6%

Income before income taxes	26,441	27,173	(732)	(2.7)%
Income tax expense	5,349	8,060	(2,711)	(33.6)%

Income from continuing operations	21,092	19,113	1,979	10.4%
Loss from discontinued operations, net of tax	(472)	(868)	396	(45.6)%

Net income	$20,620	$18,245	$2,375	13.0%

Diluted earnings per share	$0.46	$0.40	$0.06	15.0%

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

Interest expense was higher in 2006 as a result of increased debt levels and higher interest rates. Our total borrowings were increased, in part, as a result of higher cash deposit requirements on precious metal consignment arrangements. These deposits increased from $19.0 million at the end of 2005 to $70.1 million at the end of 2006. We expect that these deposit requirements will be less in 2007, as a result of our regaining current status on financial reporting and our efforts to negotiate more favorable terms from participants in our consignment programs. Borrowings also increased as a result of other increased working capital requirements used to support higher sales levels. During 2006, inventories increased to $269.2 million from $229.0 million in 2005. Net receivables increased to $220.9 million from $182.4 million in the prior year. Also included in the 2006 interest expense are charges of $2.5 million associated with previously unamortized fees and discounts related to certain of our debentures that were repaid in July and August 2006 and previously unamortized fees related to our former revolving credit facility.

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

Net miscellaneous income from continuing operations was $0.1 million in 2006, compared with income of $1.6 million in 2005. Within net miscellaneous income during 2006, we recorded a gain of $2.4 million for a legal settlement in a class action lawsuit for price fixing in the rubber chemicals industry. In addition, we recorded a loss of $2.5 million associated with mark-to-market supply contracts, mainly for natural gas. During 2005, we recorded a gain of $3.1 million associated with supply contracts and we recorded a loss on the sale of assets, primarily as a result of sales in the United States, Italy and China.

For the year, taxes on continuing income were $5.3 million, or 20.2% of income, compared to $8.1 million or 29.7% of income in 2005. The primary reason for the decrease in 2006 was a net decrease in our valuation allowance due to our determination that it is more likely than not certain deferred assets would be realized, and a tax rate change in the Netherlands affecting our deferred income taxes. The decrease was partially offset by an allowance for unremitted earnings from foreign subsidiaries no longer considered indefinitely reinvested.

There were no new businesses included in discontinued operations in 2006. We recorded a loss of $0.5 million, net of taxes, in 2006 related to post-closing matters associated with businesses we sold in previous years.

	Adjusted	Adjusted
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$538,385	$488,467	$49,918	10.2%
Electronic Materials	444,463	355,676	88,787	25.0%
Color & Glass Performance Materials	387,540	359,613	27,927	7.8%
Polymer Additives	313,500	300,563	12,937	4.3%
Specialty Plastics	271,307	279,119	(7,812)	(2.8)%
Other Businesses	86,330	98,867	(12,537)	(12.7)%

Total segment sales	$2,041,525	$1,882,305	$159,220	8.5%

Segment Operating Income
Performance Coatings	$42,718	$32,553	$10,165	31.2%
Electronic Materials	35,136	14,113	21,023	149.0%
Color & Glass Performance Materials	43,512	39,216	4,296	11.0%
Polymer Additives	10,947	18,383	(7,436)	(40.5)%
Specialty Plastics	14,629	14,698	(69)	(0.5)%
Other Businesses	5,674	2,175	3,499	160.9%

Total segment operating income	$152,616	$121,138	$31,478	26.0%

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

Other Businesses Segment Results.  Sales declined in Other Businesses primarily as a result of lower volumes of pharmaceutical products driven by a product mix change from food additives and supplements to higher-value active pharmaceutical ingredients and other high-purity pharmaceuticals. Sales of fine chemical products increased in 2006 compared with 2005. Sales declined in the United States, which is the primary market for these products. Operating income increased primarily as a result of an increase in product prices resulting from the mix shift to higher-priced pharmaceutical products and lower manufacturing costs, partially offset by increased raw material costs.

	2006	2005	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$951,215	$925,895	$25,320	2.7%
International	1,090,310	956,410	133,900	14.0%

Total geographic revenues	$2,041,525	$1,882,305	$159,220	8.5%

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

Summary of Cash Flows for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Net cash provided by operating activities	$144,579	$70,944	$21,381
Net cash used for investing activities	(62,033)	(68,718)	(35,814)
Net cash (used for) provided by financing activities	(88,717)	(3,035)	18,137
Effect of exchange rate changes on cash	1,211	381	(230)

Increase (decrease) in cash and cash equivalents	$(4,960)	$(428)	$3,474

Operating activities.  Cash flows from operating activities increased $73.6 million from 2006 to 2007. The net loss in 2007 as compared to the net income in 2006 was more than offset by noncash impairment charges in 2007 and increased noncash depreciation and amortization charges. The increase in cash flows from operating activities benefited by $121.1 million from the elimination of deposit requirements under the Company’s precious metals consignment program. Other positive changes related to accounts and trade notes receivable, inventories and accounts payable, resulted from ongoing efforts to minimize working capital requirements, and totaled $95.5 million. Offsets to these positive changes included reduced proceeds from the domestic asset securitization program of $109.3 million after large draws in 2006. In addition, there were unfavorable changes of $17.1 million in deferred income taxes, $23.3 million in other working capital items, and $14.9 million in other reconciling items.

Comparing 2006 to 2005, the increase in net cash provided by operating activities was driven by the increase in net income of $2.4 million, supplemented by increased proceeds from the asset securitization program of $101.9 million, an increase in non-cash restructuring charges of $15.8 million and changes in other working capital items of $15.5 million. The other reconciling items primarily had positive impacts to operating cash flows and related to deferred income taxes, retirement benefits and increased depreciation expense of $4.7 million primarily due to accelerated depreciation. Offsetting these positive cash flow items were increased changes in deposit requirements under the Company’s precious metals consignment program of $40.0 million, increased changes in inventories of $26.6 million, and increased changes in accounts receivable of $18.6 million. The increase in inventory levels was primarily due to a discrete build in inventory levels and increases to raw material prices from suppliers. Accounts receivable increased due to higher net sales.

Investing activities.  Capital expenditures increased $7.8 million from 2005 to 2006 and $17.0 million from 2006 to 2007. The primary reasons for the increase in capital spending included the construction of a freestanding, state-of-the-art plant in Spain that produces colors for the European tile market, increased investment in the Company’s manufacturing facilities in the Asia-Pacific region, projects related to our manufacturing rationalization programs in the United States and Europe, and investments to support current and anticipated sales growth. In 2006, the Company invested an additional $25.0 million in Ferro Finance Corporation, a wholly-owned unconsolidated subsidiary, in connection with an amendment of the asset securitization agreement.

Financing activities.  In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, which replaced the former revolving credit facility that would have expired later that year. In 2007, we amended the credit facility, increasing it to $750 million. It now consists of a five-year, $300 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility. In 2007, we had net repayments of these facilities of $62.1 million, while in 2006, we had net borrowings of $36.9 million, for a net decrease in our rate of borrowing of $99.0 million. In 2005, we had net borrowings of $48.4 million from these facilities, so the net decrease in 2006 in our rate of borrowing was $11.5 million. In addition, we paid $1.8 million in 2007 to amend the facility and $16.2 million in 2006 to establish and use the facility, while in 2005 we did not pay any debt issue costs. We also continued to pay dividends on our common stock at our historical quarterly rate of $0.145 per share, totaling $25.1 million in 2007.

Capital Resources and Liquidity

Credit Rating

In May 2007, Moody’s Investor Services, Inc. (“Moody’s”) reassigned a senior credit rating to the Company after withdrawing its rating in March 2006 due to delays in the filing of financial statements for 2005 and quarterly statements for 2004 through 2006. At December 31, 2007, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).

Revolving Credit and Term Loan Facility

In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility. At that time, the credit facility consisted of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.

In June 2007, we amended the credit facility (the “Amended Credit Facility”) and increased the size of the revolving credit facility by $50 million to $300 million. At December 31, 2007, we had borrowed $13.9 million of the revolving credit facility and had $277.5 million available, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility.

In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. At that time, we also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. In the second quarter of 2007, we began making periodic principal payments on the term loans. At December 31, 2007, we had borrowed $302.0 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from January 2008 to July 2011, quarterly principal payments of $72.6 million from October 2011 to April 2012, and a final payment of $72.6 million in June 2012.

At December 31, 2007, we were in compliance with the covenants of the Amended Credit Facility.

Senior Notes

At December 31, 2007, we had $200.0 million principal amount outstanding under senior notes, which are due January 31, 2009, and we were in compliance with the covenants under their indentures.

Off Balance Sheet Arrangements

Receivables Sales Programs.  We sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable under an asset securitization program. This program, which expires in 2009, accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”) for proceeds of up to $100.0 million. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At December 31, 2007, Ferro had received net proceeds of $54.6 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $29.6 million.

In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting this program can be withdrawn at any time and totaled $80.8 million at December 31, 2007. The amount of outstanding receivables sold under the international programs was $42.1 million at December 31, 2007.

Consignment and Customer Arrangements for Precious Metals.  In the production of some of our products, we use precious metals, primarily silver, platinum and palladium for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $3.7 million for 2007. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006. These requirements were eliminated during the first six months of 2007. We also process precious metals owned by our customers. At December 31, 2007, we had on hand $148.3 million of precious metals owned by financial institutions, measured at fair value.

Bank Guarantees and Standby Letters of Credit.  At December 31, 2007, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.7 million. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments.

Other Financing Arrangement

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $30.7 million at December 31, 2007. The unused portions of these lines provided $28.9 million of additional liquidity at December 31, 2007.

Liquidity Requirement

Our liquidity requirements primarily include debt service, purchase commitments, working capital requirements, capital investments, postretirement obligations and dividend payments. We expect to meet these requirements through cash provided by operating activities and availability under existing or replacement credit facilities. Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows.

The Company’s aggregate amount of obligations for the next five years and thereafter is set forth below:

	2008	2009	2010	2011	2012	Thereafter	Totals
	(Dollars in thousands)

Loans payable to banks	$954	$—	$—	$—	$—	$—	$954
Senior notes	—	200,000	—	—	—	—	200,000
Revolving credit facility	—	—	—	13,857	—	—	13,857
Term loan facility	3,050	3,050	3,050	74,916	217,884	—	301,950
Other long-term notes	218	185	162	116	87	—	768
Obligations under capital leases	1,951	1,661	1,636	1,234	1,234	5,853	13,569
Obligations under operating leases	17,880	7,665	5,572	3,723	3,071	11,468	49,379
Purchase commitments	20,911	3,226	1,446	—	—	—	25,583

	$44,964	$215,787	$11,866	$93,846	$222,276	$17,321	$606,060

Cash required for interest costs in 2007 was $56.9 million. We expect that the amount for 2008 will not be substantially different, but the actual amount depends on interest rates on our variable-rate debt and our overall debt levels.

We pay taxes as part of our normal operations as a profitable company. The amount of taxes we pay depends on a variety of factors described in more detail in Critical Accounting Policies below. However, the principal factors are the level of our profitability and the countries in which we earn our taxable income. We have paid and expect to continue to pay taxes for the foreseeable future. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”), we anticipate that between $5.0 and $9.0 million of liabilities for unrecognized tax benefits may be settled or reversed within the next 12 months. These reversals or payments will result from settlements with foreign tax authorities or expiration of the applicable statute of limitations period. Due to the high degree of uncertainty regarding the timing of potential future cash flows with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid or reversed in years beyond 2008.

We expect to contribute approximately $38.5 million to our post employment benefit plans in 2008. Over the four-year period from 2009 through 2012, we may be required to contribute an additional $130.9 million to these plans. We determined these funding amounts based on the minimum contributions required under various applicable regulations in each respective country. Actual contributions also depend on the future funded status of the plans and on the amount of employee contributions.

Critical Accounting Policies and Their Application

When we prepare our consolidated financial statements we are required to make estimates and assumptions that affect the amounts we report in the consolidated financial statements and footnotes. We consider the policies discussed below to be more critical than other policies because their application requires our most subjective or complex judgments. These estimates and judgments arise because of the inherent uncertainty in predicting future events. Management has discussed the development, selection and disclosure of these policies with the Audit Committee of the Board of Directors.

Inventories

We value inventory at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method. On January 1, 2007, we elected to change our costing method for our inventories not already costed under the lower of cost or market using the first-in, first-out (“FIFO”) method, while in prior years, these inventories were costed under the lower of cost or market using the last-in, first-out (“LIFO”) method. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction,

all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve. This change increased our inventory balance by $11.0 million and increased retained earnings, net of income tax effects, by $6.8 million as of January 1, 2005.

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

We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress or as additional technical or legal information becomes available. Because of these inherent uncertainties with respect to environmental remediation costs, potential liabilities could increase significantly from the $5.9 million recorded as of December 31, 2007, due to adverse changes in circumstances.

At December 31, 2007, our consolidated balance sheet included an accrued liability for environmental remediation costs of $5.9 million compared with $5.5 million at December 31, 2006. Of the $5.9 million accrued liability at December 31, 2007, approximately 18.3% was reserved for facilities outside of the U.S. Of the amounts accrued, $1.3 million at December 31, 2007, and $1.1 million at December 31, 2006, related to six Superfund sites.

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans represent approximately 65% of pension plan assets, 61% of benefit obligations and 40% of net periodic pension cost. The measurement dates used to determine pension and other postretirement benefit measurements are September 30th for the U.S. plans and December 31st for the plans outside the U.S.

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

We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. Our target asset allocation percentages are 30% bonds and 70% equity securities for U.S. plans and 63% bonds, 30% equity securities, and 7% other investments for non-U.S. plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The resulting expected returns are then rounded to the nearest 25 basis points. The actual rate of return in 2007 was 11.6% for U.S. plans and 1.0% for non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25-Basis-Point Decrease
	25-Basis-Point Decrease	in Asset Return
	in Discount Rate	Assumption
	(Dollars in thousands)

U.S. pension plans	$1,033	$737
U.S. retiree medical plan	(54)	—
Non-U.S. pension plans	582	392

Total	$1,561	$1,129

The following table provides the rates used in the assumptions and the changes between 2007 and 2006:

	2007	2006	Change

Discount rate used to measure benefit cost:
U.S. pension plans	6.05%	5.90%	0.15%
U.S. retiree medical plan	5.90%	5.90%	—%
Non-U.S. pension plans	4.69%	4.34%	0.35%
Discount rate used to measure benefit obligations:
U.S. pension plans	6.49%	6.05%	0.44%
U.S. retiree medical plan	6.10%	5.90%	0.20%
Non-U.S. pension plans	5.56%	4.69%	0.87%
Expected return on plan assets:
U.S. pension plans	8.50%	8.50%	—%
Non-U.S. pension plans	4.95%	4.63%	0.32%

Changes in the rates used in these assumptions reflect changes in the underlying bond and equity yields.

The amortization of net actuarial unrecognized gains or losses is a component of net periodic cost. These gains or losses result from the difference between actual and assumed results and from changes in actuarial assumptions. At December 31, 2007, our U.S. and non-U.S. pension plans, including the nonqualified retirement plan, and our U.S. retiree medical plan had unrecognized net losses of $65.2 million. We will recognize these unrecognized net losses in net periodic cost in future years, with an estimated $6.1 million being recognized in 2008.

Our overall net periodic benefit cost for all defined benefit plans decreased $9.0 million from 2006 to 2007. Costs declined by $4.3 million due to changes we made in 2006 to our largest defined benefit plan, which covers certain salaried and hourly employees in the United States. The affected employees stopped accruing benefit service after March 31, 2006, and now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. We also benefited by $3.0 million from higher expected returns on plan assets primarily due to higher asset balances resulting from company contributions, actual returns, and currency effects in 2006. Various restructuring activities resulted in net curtailment gains of $3.0 million, which were nearly offset by special termination benefit costs of $2.2 million.

In 2007, we recorded net curtailment gains of $2.8 million related to closing our Niagara Falls, New York, manufacturing facility and $0.3 million related to European restructuring activities in Italy and recorded a net curtailment loss of $0.1 million related to freezing or eliminating benefits at several U.S. plants. We also recorded costs of $2.2 million for special termination benefits from other European restructuring activities that will result in closing the Company’s Rotterdam, Netherlands, manufacturing facility by the end of the second quarter of 2008.

Our U.S. plans use a September 30th measurement date. FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”) will require us to change the measurement date to December 31st beginning with the 2008 fiscal year. Expense for the gap period from September 30th to December 31st will be recognized as an adjustment to retained earnings as of January 1, 2008.

Restructuring and Cost Reduction Programs

During 2006 and 2007, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our businesses, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made, or actions are completed. Significant restructuring programs are described below. The majority of initiatives begun in 2005 and prior are substantially completed. Certain programs that were initiated in 2006 continued in 2007.

In total, we recorded $16.9 million, $23.1 million and $3.7 million of pre-tax restructuring charges in 2007, 2006 and 2005, respectively. All of the 2005 charges related to severance benefits for employees affected by plant closings or capacity reduction, as well as various personnel in administrative or shared service functions. The 2007 and 2006 charges included both termination benefits and asset writedowns. We estimated accruals for termination benefits based on various factors including length of service, contract provisions, local legal requirements, projected final service dates, and salary levels. We also analyzed the carrying value of long-lived assets and recorded estimated accelerated depreciation through the anticipated end of the useful life of the assets affected by the restructuring. In all likelihood, this accelerated depreciation will result in reducing the net book value of those assets to zero at the date operations cease. While we believe that changes to our estimates are unlikely, the accuracy of our estimates depends on the successful completion of numerous actions. Delays in moving continuing operations to other facilities or increased cash outlays will increase our restructuring costs to such an extent that it could have a material impact on the Company’s results of operations, financial position, or cash flows. Other events, for example, a delay in completion of construction of new facilities, may also delay the resulting cost savings.

For the European restructurings initiated in 2006, we established a goal of $40.0 million to $50.0 million in annual cost savings by the end of 2009, with the full benefits realized in 2010. The initial phase of restructuring efforts began in July 2006 and targeted our Performance Coatings and Color and Glass Performance Materials segments in our European operations with an annual cost savings goal of $10.0 million. This restructuring should result in significant manufacturing efficiencies and will contribute to increased production capacity to support our revenue growth. The current action consists of a consolidation of our Cassiglie, Italy, manufacturing operations and administrative functions into Spain. In addition, we announced a plan to consolidate certain decoration and color manufacturing operations from Frankfurt, Germany, to Colditz, Germany, with an annual cost savings goal of $4.0 million. We are in consultation with various works councils regarding the effects of these restructuring programs. We estimate the total termination benefits for the 150 employees affected by the European restructuring to be approximately $4.7 million to $4.9 million. We recorded $3.1 million and $3.9 million of termination benefits related to these actions during 2007 and 2006, and we expect to record an additional $0.8 million to $1.0 million in 2008. We also recorded $3.0 million of impairment charges for equipment made obsolete due to this plan.

A second restructuring program initiated in 2006 involved our Electronic Materials segment and resulted in the sale of our manufacturing facilities in Niagara Falls, New York, in December 2007. This action is expected to result in annual cost reduction of approximately $7.5 million. As part of the restructuring activities, we redistributed a portion of the production at that facility to other existing Electronic Materials manufacturing facilities and reduced our workforce by 131 employees. Of the employees who were terminated, 115 were represented by a union, and we negotiated with the union to determine their termination benefits as the result of the closing. We believe that the total estimated restructuring costs will be approximately $21.6 million. In the table below, we have summarized the charges recorded during 2007 and 2006 and the 2008 estimated future charges to be incurred related to this action:

	Estimated for
	2008	2007	2006
	(Dollars in thousands)

Asset impairments:
Fixed assets	$—	$—	$11,021
Intellectual property	—	—	3,503
Termination benefits	800	(2,100)	1,531
Other	2,929	1,193	—

Total	$3,729	$(907)	$16,055

In September 2007, we announced an additional phase of our European manufacturing restructuring with an annual cost savings of $18.0 million. This phase will include the closure of the Rotterdam, Netherlands, facility as part of our program to discontinue the porcelain enamel frit manufacturing at this site and consolidate production in other European facilities. We anticipate Rotterdam to cease production in the third quarter of 2008 and reduce the workforce by 84 employees. Total restructuring charges for this site of $23.6 million are anticipated, in addition to $0.5 million of inventory write-downs. In 2007, we recorded $11.8 million of these charges for employee severance costs, pension expense for accelerated benefits and asset impairments, future minimum lease obligations and other costs. We anticipate restructuring charges of approximately $8.5 million for employee severance costs and $3.3 million of future minimum lease obligations will be accrued by year end 2008.

Revenue Recognition

We recognize sales typically when we ship goods to our customers and when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The selling price is fixed and determinable;

•	Collection is reasonably assured; and

•	Title and risk of loss has passed to our customers.

Because we sell our many products throughout the world, we use varying sales and payment terms as agreed to with our customers. In the U.S., our standard payment terms vary by industry and business unit, but are generally 30 to 60 days. Substantial amounts of our consolidated revenues are derived from foreign countries and in many of those countries the standard payment terms are longer than those prevalent in the U.S. In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of products containing precious metals, we report gross revenues with a separate display of cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the transactions we enter into and take title and the risks and rewards of ownership of the inventory we process, although the timing of when we take title to the inventory during the production process may vary.

The amount of shipping and handling fees invoiced to our customers at the time our product is shipped is included in net sales. Shipping and handling fees included in net sales were $44.9 million in 2007 and $38.4 million in 2006. Credit memos issued to customers for sales returns, discounts allowed and sales adjustments are recorded when they are incurred as a reduction of sales. We use estimated allowances to provide for future sales returns and adjustments in order to record revenues in the proper accounting period and to state the related accounts receivable at their net realizable value. We estimate these allowances based upon historical sales return and adjustment rates. Actual allowances may be more or less than the amount we estimate. In the past, these differences have not been material and we do not expect any material differences in the future.

Additionally, we provide certain of our customers with incentive rebate programs to promote customer loyalty and encourage greater product sales. We accrue customer rebates over the rebate periods based upon estimated attainments of the provisions in the rebate agreements using available information and record these rebate accruals as reductions of sales. We incurred $2.6 million of customer rebates in 2007 and $4.0 million in 2006. We do not expect customer rebates to increase significantly in future periods.

Valuation of Goodwill

While goodwill is no longer amortized, we review goodwill for impairment each year on a measurement date of October 31st. We estimate the fair value of each reporting unit that has goodwill using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value. The income approach is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses. We use historical results and trends and our projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be realized from the sale of the reporting units based on a comparison to similar businesses. If the fair value of any of the units were determined to be less than its carrying value, including the allocation of certain corporate assets and liabilities, we would proceed to the second step and obtain comparable market values or independent appraisals of its net assets to determine the amount of any impairment.

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

Due to the cumulative negative effect on earnings of a cyclical downturn in certain of the primary U.S.-based end markets, including housing and automobile parts, of our polymer additives business; anticipated additional product costs resulting from recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies of the components of their products and to register certain information; and higher forecasted capital expenditures for this business, we were required to record an impairment of the goodwill related to our polymer additives business. Additionally, in our pharmaceutical business, primarily due to the result of a longer time to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services, we recorded an impairment of goodwill. In 2006 and 2005, the fair value exceeded the carrying value, and therefore, it was not necessary to obtain independent appraisals.

Assessment of Long-Lived Assets

Our long-lived assets also include property, plant and equipment and amortizable intangible assets. We depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. We continually assess these long-lived assets for the appropriateness of their estimated useful lives. When circumstances indicate that there has been a reduction in the economic useful life of an asset or an asset group, we revise our estimates. In 2007 and 2006, we shortened our estimates of the useful lives for several asset groups due to our restructuring activities.

We also review property, plant and equipment and amortizable intangibles for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use and eventual disposition are less than the assets’ recorded value. In the event of impairment, we recognize a loss for the excess of the recorded value of the asset over its fair value. The long-term nature of these assets requires that we estimate cash inflows and outflows for several years into the future and only take into consideration technological advances known at the time of impairment.

In 2007, the circumstances described above, relating to the impairment of goodwill in the Polymer Additives segment and in the pharmaceutical products component of our Other Businesses segment, also resulted in the recognition of an impairment of the property plant and equipment in both segments. The fair values determined during the review of goodwill were used to measure the amount of impairment on the fixed assets. We recorded as impairment charges $6.8 million in the Polymer Additives segment and $16.3 million in the Other Businesses segment.

Due to depressed conditions in the electronics industry in 2005, we specifically evaluated our electronics assets in Holland. Also in 2005, we evaluated our Italian tile and Belgian polymer additives manufacturing assets because of sluggish market conditions in these regions. In each situation, we concluded that the assets were not impaired. In 2007 and 2006, we recorded impairment charges for both property, plant and equipment and intangible assets due to restructuring activities.

Derivative Financial Instruments

We use derivative financial instruments in the normal course of business to manage our exposure to fluctuations in interest rates, foreign currency exchange rates, commodity prices, and precious metal prices. The accounting for derivative financial instruments can be complex and require significant judgments. Generally, the derivative financial instruments that we use are not complex and quoted market prices are available through financial institutions. We do not engage in speculative transactions for trading purposes. Financial instruments, including derivative financial instruments, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk through minimum credit standards and procedures to monitor concentrations of credit risk. We enter into these derivative financial instruments with major reputable multinational financial institutions. Accordingly, we do not anticipate counter-party default. We continuously evaluate the effectiveness of derivative financial instruments designated as hedges to ensure that they are highly effective. In the event the hedge becomes ineffective, we discontinue hedge treatment.

Our exposure to interest rate changes arises from our debt agreements with variable market interest rates. We hedge a portion of this exposure by entering into interest rate swap agreements. We mark these swaps to fair value and recognize the resulting gains or losses as other comprehensive income. These swaps are settled quarterly in cash, and the net interest paid or received is effectively recognized as interest expense. At December 31, 2007, $8.1 million of losses remained in accumulated other comprehensive income (loss).

We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. Our objective in entering into these forward contracts is to preserve the economic value of non-functional currency cash flows. Our principal foreign currency exposures relate to the Euro, the British Pound Sterling, the Japanese Yen, and the Chinese Yuan. We mark these forward contracts to fair value at the end of each reporting period and recognize the resulting gains or losses as other income or expense from foreign currency transactions. We recorded mark-to-market gains from forward currency contracts of $0.4 million in 2007 and mark-to-market losses of $0.8 million in 2006. The amounts of gains or losses we record depend on a variety of factors including the notional amount of the forward contracts entered into and the fluctuation of the underlying currency exchange rates. We do not expect any change in our foreign currency risk policies or in the nature of the transactions we enter into to mitigate foreign currency risk.

Our exposure to market risk from commodity prices relate primarily to commodity raw materials and energy used in the production of a portion of our products. We purchase portions of our energy requirements, including natural gas and electricity, under fixed price contracts to reduce the volatility of cost changes. For contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. We recognized mark-to-market gains of $0.4 million in 2007 and mark-to-market losses of $2.6 million in 2006. Beginning April 2006, we designated new energy contracts as normal purchase contracts, which are not marked to market. Due to the designation of these contracts as normal purchase contracts, we do not expect to recognize mark-to-market gains or losses in future periods. Our purchase commitments for energy under normal purchase contracts at December 31, 2007, were $16.7 million for 1.2 million MBTU of natural gas and $1.0 million for 12.8 million KWh of electricity.

We also manage a portion of our exposure to market risk for changes in the pricing of certain raw material commodities using derivative instruments. We hedge our exposure principally through swap arrangements that allow us to fix the price of the commodities for future purchases. These swap arrangements are settled in cash at their maturities. We mark these contracts to fair value and recognize the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of sales. We recognized net gains of $1.5 million in 2007 and $5.3 million in 2006 in cost of sales related to these swaps. At December 31, 2007, $2.1 million of losses remained in accumulated other comprehensive income (loss) and inventories. We do not expect any change in our commodity risk policies or in the nature of the transactions we enter into to mitigate commodity market risk.

Precious metals (primarily silver, gold, platinum and palladium) represent a significant portion of raw material costs in our Electronic Materials and our Color and Glass Performance Materials products. Sometimes when an order for these products is placed, the customer requests a fixed price for the precious metals content. In these instances, we enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, we enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the fixed price sales contract. U.S. precious metal contracts entered into prior to November 2007 and all non-U.S. precious metal contracts are marked to fair value at the end of each reporting period, and the resulting gains or losses are recognized as miscellaneous income or expense, respectively. We recognized $0.6 million of net gains in 2007 and $0.1 million of net losses in 2006. Beginning November 2006, we designated new U.S. precious metal contracts as normal purchase contracts, which are not marked to market. Our purchase commitment for precious metals under normal purchase contracts at December 31, 2007, was $6.9 million for 0.5 million troy ounces.

Impact of Newly Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. In February 2008, the FASB issued a staff position that delays the effective date of FAS No. 157 for all non-financial assets and liabilities, except for those recognized or disclosed at least annually. Except for this delay for non-financial assets and liabilities, FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this statement; at this time, we are uncertain as to the impact on our results of operations and financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”). We are required to adopt the measurement provisions of FAS No. 158 as of December 31, 2008. The measurement provisions require companies to measure defined benefit plan assets and obligations as of the balance sheet date. Currently, we use September 30 as the measurement date for U.S. pension and other postretirement benefits. We have elected to use the September 30, 2007, measurement of assets and benefit obligations to calculate the fiscal year 2008 expense. Expense for the gap period from September 30 to December 31 will be recognized as of January 1, 2008 as a charge of $0.8 million to retained earnings and a credit of $0.3 million to accumulated other comprehensive income.

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

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Currently, we recognize this income tax benefit as an increase to retained earnings. EITF No. 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007. Beginning in 2008, we will report this income tax benefit as an increase to paid-in capital.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2008, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks is generally limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and energy.

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

We operate internationally and enter into transactions denominated in foreign currencies. These transactions expose us to gains and losses arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We manage this risk by entering into forward currency contracts that offset these gains and losses, and hedge our currency exposure.

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases from our suppliers. When we enter into fixed price sales contracts for products with precious metal content, we also enter into a forward purchase arrangement with a precious metals supplier to cover the value of the fixed price sales contract. U.S. precious metal contracts entered into prior to November 2007 and all non-U.S. precious metal contracts are marked to fair value at the end of each reporting period, and the resulting gains or losses are recognized as miscellaneous income or expense, respectively. Beginning in November 2007, we designated new U.S. precious metal contracts as normal purchases which are not marked to market. Our purchase commitment for precious metals under normal purchase contracts at December 31, 2007, was $6.9 million for 0.5 million troy ounces. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. For energy contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new energy contracts as normal purchase contracts, which are not marked to market. Our purchase commitments for energy under normal purchase contracts at December 31, 2007, were $16.7 million for 1.2 million MBTU of natural gas and $1.0 million for 12.8 million KWh of electricity.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	2007	2006
	(Dollars in thousands)

Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$2,636	$4,797
Fixed-rate debt:
Carrying amount	$200,404	$200,281
Fair value	$205,705	$206,399
Change in fair value from 1% increase in interest rate	$(1,929)	$(5,240)
Change in fair value from 1% decrease in interest rate	$1,957	$5,413
Interest rate swaps:
Notional amount	$150,000	$—
Carrying amount and fair value	$(8,109)	$—
Change in fair value from 1% increase in interest rate	$5,000	$—
Change in fair value from 1% decrease in interest rate	$(5,181)	$—
Foreign currency forward contracts:
Notional amount	$142,638	$121,430
Carrying amount and fair value	$(268)	$(640)
Change in fair value from 10% appreciation of U.S. dollar	$(1,402)	$(1,142)
Change in fair value from 10% depreciation of U.S. dollar	$1,714	$1,396
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,171	2,004
Carrying amount and fair value	$(1,499)	$1,939
Change in fair value from 10% change in forward prices	$507	$1,003
Precious metals forward contracts:
Notional amount (in troy ounces)	159,648	183,264
Carrying amount and fair value	$755	$192
Change in fair value from 10% change in forward prices	$612	$465
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)
Change in fair value from 10% change in forward prices	$—	$78

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities, and elected to change its costing method for its inventories costed under the lower of cost or market using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method, and as a result, retrospectively, adjusted the 2006 and 2005 consolidated financial statements for these changes. Also as discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and, effective in 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, and the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/
Deloitte & Touche LLP

Cleveland, Ohio
February 29, 2008

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
		Adjusted	Adjusted
		(Note 1)	(Note 1)
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$2,204,785	$2,041,525	$1,882,305
Cost of sales	1,788,122	1,625,880	1,495,403

Gross profit	416,663	415,645	386,902
Selling, general and administrative expenses	319,065	305,211	310,056
Impairment charges	128,737	—	—
Restructuring charges	16,852	23,146	3,677
Other expense (income):
Interest expense	59,690	64,427	46,919
Interest earned	(1,505)	(4,466)	(538)
Foreign currency losses, net	1,254	1,040	1,284
Loss (gain) on sale of businesses	1,348	(67)	(69)
Miscellaneous expense (income), net	540	(87)	(1,600)

(Loss) income before income taxes	(109,318)	26,441	27,173
Income tax (benefit) expense	(15,064)	5,349	8,060

(Loss) income from continuing operations	(94,254)	21,092	19,113
Loss from discontinued operations, net of tax	(225)	(472)	(868)

Net (loss) income	(94,479)	20,620	18,245
Dividends on preferred stock	(1,035)	(1,252)	(1,490)

Net (loss) income available to common shareholders	$(95,514)	$19,368	$16,755

Weighted-average common shares outstanding	42,926	42,394	42,309
Incremental common shares attributable to stock options, performance shares, deferred stock units, and convertible preferred stock	—	28	36

Weighted-average diluted shares outstanding	42,926	42,422	42,345

Per common share data
Basic (loss) earnings:
From continuing operations	$(2.22)	$0.47	$0.42
From discontinued operations	(0.01)	(0.01)	(0.02)

	$(2.23)	$0.46	$0.40

Diluted (loss) earnings:
From continuing operations	$(2.22)	$0.47	$0.42
From discontinued operations	(0.01)	(0.01)	(0.02)

	$(2.23)	$0.46	$0.40

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
		Adjusted
		(Note 1)
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$12,025	$16,985
Accounts and trade notes receivable, net	245,369	220,899
Note receivable from Ferro Finance Corporation	29,577	16,083
Inventories	262,799	269,234
Deposits for precious metals	—	70,073
Deferred income taxes	15,764	12,291
Other receivables	33,419	19,610
Other current assets	8,239	6,267

Total current assets	607,192	631,442
Other assets
Property, plant and equipment, net	519,959	526,802
Goodwill	291,070	396,190
Amortizable intangible assets, net	9,071	10,150
Deferred income taxes	100,935	94,490
Other non-current assets	110,033	82,528

Total assets	$1,638,260	$1,741,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$5,444	$10,764
Accounts payable	269,591	237,018
Income taxes	—	8,951
Accrued payrolls	26,415	33,164
Accrued expenses and other current liabilities	108,882	91,150

Total current liabilities	410,332	381,047
Other liabilities
Long-term debt, less current portion	520,645	581,654
Postretirement and pension liabilities	140,988	194,427
Deferred income taxes	9,848	11,037
Other non-current liabilities	56,644	12,749

Total liabilities	1,138,457	1,180,914
Minority interests	9,896	8,850
Series A convertible preferred stock (approximates redemption value)	13,623	16,787
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	166,391	158,504
Retained earnings	468,190	600,638
Accumulated other comprehensive loss	(7,765)	(65,138)
Common shares in treasury, at cost	(202,855)	(211,276)

Total shareholders’ equity	476,284	535,051

Total liabilities and shareholders’ equity	$1,638,260	$1,741,602

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated		Total
	Common Shares					Other	Unearned	Share-
	In Treasury		Common	Paid-in	Retained	Comprehensive	Compen-	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	sation	Equity
	(In thousands, except per share data)

Balances at December 31, 2004 — Adjusted (Note 1)	10,185	$(223,516)	$52,323	$162,912	$613,524	$(67,683)	$(7,292)	$530,268
Net income — Adjusted (Note 1)					18,245			18,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(38,769)		(38,769)
Minimum pension liability adjustment						(9,518)		(9,518)
Other adjustments						(20)		(20)

Total comprehensive loss								(30,062)
Cash dividends(b):
Common					(24,447)			(24,447)
Preferred					(1,490)			(1,490)
Income tax benefits					42			42
Stock-based compensation transactions	(215)	2,421		162			1,169	3,752

Balances at December 31, 2005 — Adjusted (Note 1)	9,970	(221,095)	52,323	163,074	605,874	(115,990)	(6,123)	478,063
Net income — Adjusted (Note 1)					20,620			20,620
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						33,468		33,468
Minimum pension liability adjustment						15,858		15,858
Other adjustments						502		502

Total comprehensive income								70,448
Cash dividends(b):
Common					(24,649)			(24,649)
Preferred					(1,252)			(1,252)
Income tax benefits					45			45
Stock-based compensation transactions	(512)	9,819		1,553				11,372
Reclassification to initially apply FAS No. 123R as of January 1, 2006				(6,123)			6,123
Adjustment to initially apply FAS No. 158 as of December 31, 2006, net of tax						1,024		1,024

Balances at December 31, 2006 — Adjusted (Note 1)	9,458	(211,276)	52,323	158,504	600,638	(65,138)		535,051
Net loss					(94,479)			(94,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments						39,167		39,167
Postretirement benefit liability adjustments						25,589		25,589
Raw material commodity swap adjustments						(2,161)		(2,161)
Interest rate swap adjustments						(5,222)		(5,222)

Total comprehensive loss								(37,106)
Cash dividends(b):
Common					(25,051)			(25,051)
Preferred					(1,035)			(1,035)
Income tax benefits					50			50
Stock-based compensation transactions	(705)	8,421		7,887				16,308
Adjustment to initially apply FIN No. 48 as of January 1, 2007					(11,933)			(11,933)

Balances at December 31, 2007	8,753	$(202,855)	$52,323	$166,391	$468,190	$(7,765)	$—	$476,284

(a)	Accumulated translation adjustments were $35,510, $(3,657), and $(37,125), accumulated postretirement benefit liability adjustments were $(36,869), $(62,458), and $(79,340), accumulated raw material commodity swap adjustments were $(1,184), $977, and $72, and accumulated interest rate swap adjustments were $(5,222), $-0-, and $-0- at December 31, 2007, 2006 and 2005, respectively.

(b)	Dividends per share of common stock were $0.58 for 2007, 2006, and 2005. Dividends per share of convertible preferred stock were $3.25 for 2007, 2006, and 2005.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
		Adjusted	Adjusted
		(Note 1)	(Note 1)
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities
Net (loss) income	$(94,479)	$20,620	$18,245
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	225	472	868
Loss (gain) on sale of assets and businesses	1,175	(1,626)	948
Depreciation and amortization	87,476	79,501	74,823
Impairment charges	128,737	—	—
Noncash restructuring charges	3,259	15,795	—
Provision for allowance for doubtful accounts	706	1,452	1,799
Retirement benefits	(16,533)	(13,826)	(20,345)
Deferred income taxes	(30,468)	(13,391)	(7,993)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and trade notes receivable	(5,306)	(25,921)	(7,357)
Note receivable from Ferro Finance Corporation	(13,494)	95,842	(6,071)
Inventories	20,714	(29,701)	(3,062)
Deposits for precious metals	70,073	(51,073)	(11,100)
Other receivables and other current assets	(12,812)	(197)	9,129
Accounts payable	9,681	(14,826)	(17,595)
Accrued expenses and other current liabilities	(1,737)	8,990	(3,694)
Other operating activities	(2,582)	(481)	(5,428)

Net cash provided by continuing operations	144,635	71,630	23,167
Net cash used for discontinued operations	(56)	(686)	(1,786)

Net cash provided by operating activities	144,579	70,944	21,381
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(67,634)	(50,615)	(42,825)
Acquisitions, net of cash acquired	—	—	(1,908)
Cash adjustments to purchase price of prior acquisition	—	1,790	—
Proceeds from the sale of assets and businesses	4,850	5,130	9,287
Cash investment in Ferro Finance Corporation	—	(25,000)	—
Other investing activities	751	(23)	(368)

Net cash used for investing activities	(62,033)	(68,718)	(35,814)
Cash flows from financing activities
Net borrowings (repayments) under short-term loans payable to banks	(6,857)	1,334	(2,119)
Proceeds from former revolving credit facility	—	461,900	949,867
Proceeds from revolving credit facility	779,630	697,929	—
Proceeds from term loan facility	55,000	250,000	—
Principal payments on former revolving credit facility	—	(648,000)	(901,482)
Principal payments on revolving credit facility	(893,726)	(569,976)	—
Principal payments on term loan facility	(3,050)	—	—
Extinguishment of debentures	—	(155,000)	—
Debt issue costs	(1,783)	(16,234)	—
Cash dividends	(26,086)	(25,901)	(25,937)
Proceeds from exercise of stock options	9,843	4,168	1,849
Other financing activities	(1,688)	(3,255)	(4,041)

Net cash (used for) provided by financing activities	(88,717)	(3,035)	18,137
Effect of exchange rate changes on cash and cash equivalents	1,211	381	(230)

(Decrease) increase in cash and cash equivalents	(4,960)	(428)	3,474
Cash and cash equivalents at beginning of period	16,985	17,413	13,939

Cash and cash equivalents at end of period	$12,025	$16,985	$17,413

Cash paid during the period for:
Interest	$56,911	$62,980	$44,092
Income taxes	$15,721	$10,687	$9,487

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

1.	Our Business and Summary of Significant Accounting Policies

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

Inorganic Specialties	Organic Specialties	Electronic Materials

• Tile Coating Systems	• Polymer Additives
• Porcelain Enamel	• Specialty Plastics
• Color and Glass Performance	• Pharmaceuticals
Materials	• Fine Chemicals

We produce our products principally in the United States (“U.S.”) and Europe, but we also operate manufacturing plants in Latin America and the Asia-Pacific region.

Ferro sells its products directly to customers or through the use of agents or distributors throughout the world. A large portion of our products are sold in the U.S. and Europe, however, we also sell to customers in strategically important Latin America and Asia-Pacific regions. Our customers use our products to manufacture building and renovation, automotive, household appliance and furnishing, transportation, electronic, and industrial products.

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

In addition, we cannot unilaterally cause FFC to liquidate or to change FFC in such a way that the conditions listed above are no longer met.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Use of Estimates and Assumptions in the Preparation of Financial Statements

We prepare our consolidated financial statements in conformity with United States Generally Accepted Accounting Principles, which requires us to make estimates and to use judgments and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses recorded and disclosed. The more significant estimates and judgments relate to accounts receivable and inventory allowances, environmental and other contingent liabilities, income taxes, pension and other postretirement benefits, inventories, restructuring and cost reduction programs, revenue recognition, valuation of goodwill and other intangibles, assessment of long-lived assets, asset retirement obligations, and derivative financial instruments. Actual outcomes could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows.

Foreign Currency Translation

The financial results of our operations outside of the U.S. are recorded in local currencies, which generally are also the functional currencies for financial reporting purposes. The results of operations outside of the U.S. are translated from these local currencies into U.S. dollars using the average monthly currency exchange rates. We use the average currency exchange rate for these results of operations as a reasonable approximation of the results had specific currency exchange rates been used for each individual transaction. Assets and liabilities are translated into U.S. dollars using exchange rates at the balance sheet dates, and we record the resulting foreign currency translation adjustment as a separate component of accumulated other comprehensive loss in shareholders’ equity.

Foreign currency transaction gains and losses are recorded as incurred as other expense (income) in the consolidated statements of operations.

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

	2007	2006	2005
	(Dollars in thousands)

Allowance for doubtful accounts	$6,519	$7,544	$7,519
Bad debt (credit) expense	(242)	844	256

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

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

	2007	2006	2005
	(Dollars in thousands)

Valuation allowance	$3,015	$2,702	$3,158
Bad debt expense	948	608	1,543

Inventories

We value inventory at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method. On January 1, 2007, we elected to change our costing method for our inventories not already costed under the lower of cost or market using the first-in, first-out (“FIFO”) method, while in prior years, these inventories were costed under the lower of cost or market using the last-in, first-out (“LIFO”) method. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets and enhances the matching of future cost of sales with revenues. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction, all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method includes the LIFO reserve and related impact on the obsolescence reserve. This change increased our inventory balance by $11.0 million and increased retained earnings, net of income tax effects, by $6.8 million as of January 1, 2005.

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

Property, Plant and Equipment

We record property, plant and equipment at historical cost. In addition to the original purchased cost, including transportation, installation and taxes, we capitalize expenditures that increase the utility or useful life of existing assets. For constructed assets, we capitalize interest costs incurred during the period of construction. We depreciate property, plant and equipment using the straight-line basis for financial reporting purposes, generally over the following estimated useful lives of the assets:

Buildings	20 to 40 years
Machinery and equipment	5 to 15 years

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We expense repair and maintenance costs, including the costs of major planned overhauls of equipment, as incurred.

We capitalize the costs of computer software developed or obtained for internal use after the preliminary project stage has been completed and management, with the relevant authority, authorizes and commits to funding a computer software project, and it is probable that the project will be completed and the software will be used to perform the function intended. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the project, and interest costs incurred when developing computer software for internal use are capitalized. Capitalization ceases when the project is substantially complete, generally after all substantial testing is completed. Training costs and data conversion costs are expensed as incurred. After capitalization, the software is amortized on a straight-line basis and is subject to impairment in accordance with the provisions of Financial Accounting Standard Board (“FASB”) Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

If we were to abandon or close certain of our facilities, existing legal obligations would be triggered. Although we have no current plans to do so, if we close certain operating facilities, changes to or settlements of the related conditional AROs could negatively affect the Company’s results of operations and cash flows. At December 31, 2007 and 2006, estimated liabilities for asset retirement obligations were $1.1 million and $2.0 million, respectively.

Asset Impairment

The Company’s long-lived assets include property, plant and equipment, goodwill, and other intangible assets. We review these assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

•	An adverse change in the business climate or market price of a long-lived asset or asset group;

•	An adverse change in the extent or manner in which a long-lived asset or asset group is used or in its physical condition; or

•	Current operating losses for a long-lived asset or asset group combined with a history of such losses or projected or forecasted losses that demonstrate that the losses will be continuing.

The carrying amount of long-lived assets, including amortizable intangible assets, is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event of impairment, we recognize a loss for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of review.

We review goodwill for impairment annually using a measurement date of October 31st, primarily due to the timing of our annual budgeting process, or more frequently in the event of an impairment indicator. The fair value of each reporting unit that has goodwill is estimated using the weighted average of the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value. The income approach

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses. We use historical results and trends and our projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be realized from the sale of the reporting units based on a comparison to similar businesses. If the fair value of any of the reporting units were determined to be less than its carrying value, including the allocation of certain corporate assets and liabilities, we would obtain comparable market values or independent appraisals of its net assets.

Income Taxes

We determine income taxes using the liability method of accounting. Income tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries we have not deemed to be indefinitely reinvested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recognize deferred tax assets if we believe it is more likely than not that the assets will be realized in future years. We record valuation allowances against deferred tax assets that we believe do not meet the criteria for realization of “more likely than not.”

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

Contingencies

We expense contingent items as they are incurred when events that give rise to the items are probable and the amounts are reasonably estimable. If a loss contingency is reasonably possible and the amount of the loss is

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

material, we disclose the item. If only a range of possible losses can be estimated, we record the low end of the range and disclose the possible range of outcomes. However, if there is a best estimate of the amount of the loss within the range, we will record that amount.

Gain contingencies are only recognized when their realization is assured beyond a reasonable doubt. In December 2006, we received a $2.4 million settlement in a class action lawsuit for price-fixing in the rubber chemicals industry. The period covered under the settlement began in 1995 and ended in 2001. We recorded this gain in 2006 as miscellaneous income in the consolidated statements of operations.

Restructuring and Cost Reduction Programs

We expense costs associated with exit and disposal activities designed to restructure operations and reduce ongoing costs of operations when we incur the related liabilities or when other triggering events occur. After the appropriate level of management having the authority approves the detailed restructuring plan, we establish accruals for underlying activities by estimating employee termination costs. Our estimates are based upon factors including statutory and union requirements, affected employees’ lengths of service, contract provisions, salary level and health care benefit choices. As part of our assessment of exit and disposal activities, we also analyze the carrying value of the affected long-lived assets for impairment and reductions in the remaining estimated useful lives.

We believe our estimates and assumptions used to calculate these restructuring provisions are appropriate, and although we do not anticipate significant changes, actual costs could differ from the estimates should we make changes in the nature or timing of the restructuring plans. The changes in costs, as a result of the eventual timing and number of employees receiving termination benefits and the final disposition or closure of the manufacturing facilities, could have a material impact on the Company’s results of operations, financial position, or cash flows.

Postretirement and Other Employee Benefits

We recognize postretirement and other employee benefits as employees render the services necessary to earn those benefits. We determine defined benefit pension and other postretirement benefit costs and obligations with the assistance of actuarial calculations performed by experts. The calculations and the resulting amounts recorded in our consolidated financial statements are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for plan-eligible employees, estimated changes in costs of healthcare benefits, and other factors. We evaluate the assumptions used on an annual basis. Postretirement obligations for U.S. employees are measured each September 30th while these obligations for foreign employees are measured each December 31st.

Derivative Financial Instruments and Precious Metals Deposits

As part of our risk management activities, we employ derivative financial instruments, primarily interest rate swaps, foreign currency forward contracts, raw material commodity swaps and precious metals forward contracts, to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. We also purchase portions of our energy and precious metal requirements under fixed price forward purchase contracts designated as normal purchase contracts. Under certain circumstances, these contracts require us to settle the obligations in cash at prevailing market prices.

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. We adjust the fair value of derivatives that are not hedges through income. Depending on the nature of the hedge, changes in fair value of the derivatives are either offset against the changes in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in value, if any, is immediately recognized

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

in earnings. We use derivatives only to manage well-defined interest rate, foreign currency and commodity price risks and do not use derivatives for speculative purposes.

We also obtain precious metals under consignment agreements with financial institutions for periods of one year or less. These precious metals are primarily silver, gold, platinum and palladium and are used in the production of certain products for our customers. Under these arrangements, the financial institutions own the precious metals, and accordingly, we do not report these precious metals as inventory on our consolidated balance sheet although they physically are in our possession. These agreements are cancelable by either party at the end of each consignment period, however, because we have access to a number of consignment arrangements with available capacity, our consignment needs can be shifted among the other participating institutions in order to ensure our supply. In certain cases, these financial institutions have required cash deposits to provide additional collateral beyond the value of the underlying precious metals. The financial institutions charge us fees for these consignment arrangements, and these fees are recorded as cost of sales.

Revenue Recognition

We typically recognize sales when we ship goods to our customers and when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The selling price is fixed and determinable;

•	Collection is reasonably assured; and

•	Title and risk of loss has passed to our customers.

Because we sell our products throughout the world, we use varying sales and payments terms as agreed to with our customers and we do not generally require collateral on accounts receivable. Substantial amounts of our consolidated revenues are derived from foreign countries and in many of those countries the standard payment terms are longer than those prevalent in the U.S. In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of products containing precious metals, we report gross revenues with a separate display of cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the transactions we enter into and take title and the risks and rewards of ownership of the inventory we process, although the timing of when we take title to inventory during the production process may vary.

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

Cost of Sales

We include in cost of sales the purchased cost of raw materials, and labor and overhead directly associated with the production process. Cost of sales also includes shipping and handling costs, financing costs associated with

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

precious metals, purchasing and receiving costs, depreciation and leasing costs of buildings and equipment used in production, utilities, operating parts and supplies, warehousing costs, internal transfer costs, other costs of distribution, costs of hazardous materials control and disposal, physical inventory adjustments, and obsolescence and rework costs.

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

Selling, General and Administrative Expenses

Expenses for sales and administrative functions, including salaries and wages, benefits, stock-based compensation, sales commissions, bad debt expense, lease costs and depreciation related to buildings and equipment, and outside services such as legal, audit and consulting fees, are included in selling, general and administrative expenses. Certain warehousing costs amounting to $4.2 million in 2007, $4.0 million in 2006 and $4.2 million in 2005 are also included in selling, general and administrative expenses.

Research and development expenses are expensed as incurred and are also included in selling, general and administrative expenses. Amounts expended for development or significant improvement of new or existing products, services and techniques were $36.9 million for 2007, $42.6 million for 2006, and $38.4 million for 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income (loss) consists of net income or loss, gains and losses on derivative instruments, unrealized gains and losses on marketable securities, foreign currency translation adjustments and minimum pension liability adjustments. The cumulative gains and losses on derivative instruments, unrealized gains and losses on marketable securities, foreign currency translation adjustments and minimum pension liability adjustments are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ equity.

Reclassifications

We made reclassifications in the prior year consolidated financial statements to conform the presentation to the current year. Other receivables of $19.6 million at December 31, 2006, were reclassified from other current assets in the consolidated balance sheets. Goodwill of $396.2 million and other intangible assets, net of $10.2 million at December 31, 2006, were reclassified from goodwill and other intangible assets, net in the consolidated balance sheets. Minority interests of $8.9 million at December 31, 2006, were reclassified from other non-current liabilities in the consolidated balance sheets. Loss (gain) on sale of businesses and loss (gain) on sale of assets were combined into a single caption in the consolidated statements of cash flows. Employee termination costs of $7.4 million in 2005 and $3.7 million in 2004 were reclassified from restructuring charges to accrued expenses and other current liabilities in the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method. Accordingly, we did not recognize compensation expense for stock options, because under the award plans the stock

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

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

The following table contains pro forma disclosures regarding the effect on Ferro’s net income and basic and diluted earnings per share for 2005 had the Company applied a fair value method of accounting for stock-based compensation in accordance with FAS No. 123R. For 2005, there was no impact on loss from discontinued operations of stock-based compensation on a pro forma basis.

(Dollars in thousands,
except per share amounts)

Income from continuing operations available to common shareholders — as adjusted	$17,623
Add: Stock-based employee compensation expense included in reported income, net of tax	175
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax	(3,353)

Income from continuing operations available to common shareholders — pro forma	$14,445

Basic earnings per share from continuing operations — as adjusted	$0.42
Basic earnings per share from continuing operations — pro forma	$0.34
Diluted earnings per share from continuing operations — as adjusted	$0.42
Diluted earnings per share from continuing operations — pro forma	$0.34

For the purpose of computing pro forma income from continuing operations available to common shareholders, we estimated the fair value of stock options at their grant date using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in the Company’s option grants.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN No. 47”) was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN No. 47 clarifies that the

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

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

On January 1, 2007, we also changed our accounting method of accruing for major planned overhauls. FASB Staff Position No. AUG AIR-1, Accounting for Planned Maintenance Activities, prohibits our prior policy of accruing for major planned overhauls in advance of when the actual costs are incurred. Under our new policy, the costs of major planned overhauls are expensed when incurred. All prior periods presented have been adjusted to reflect the new method retrospectively. Adoption of this accounting pronouncement decreased our accrued expenses and other current liabilities by $1.9 million and increased retained earnings, net of income tax effects, by $1.2 million as of January 1, 2005.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”), which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The adoption of this interpretation decreased the opening balance of retained earnings by $11.9 million as of January 1, 2007. We have elected to continue to report interest and penalties as income tax expense.

On January 1, 2007, we also adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 156”). This statement requires an entity to recognize at fair value a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. We provide “collection agent” services for our U.S. and certain international receivables sales programs. The “collection agent” fees received by the Company approximate adequate compensation. Therefore, the adoption of FAS No. 156 did not have an affect on our consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We have presented below the effects of the changes in accounting principles for inventory costs and for major planned overhauls for 2007, 2006 and 2005. We have combined financial statement line items if they were not affected by the changes in accounting principles.

Condensed Consolidated Statements of Income

	Year Ended December 31, 2007
	Computed	Change to	Reported
	Under LIFO	FIFO	Under FIFO
	(Dollars in thousands, except per share amounts)

Net sales	$2,204,785	$—	$2,204,785
Cost of sales	1,789,925	(1,803)	1,788,122

Gross profit	414,860	1,803	416,663
Selling, general and administrative expenses	319,065	—	319,065
Impairment charges	128,737	—	128,737
Restructuring charges	16,852	—	16,852
Other expense	61,327	—	61,327

(Loss) income before income taxes	(111,121)	1,803	(109,318)
Income tax (benefit) expense	(15,569)	505	(15,064)

(Loss) income from continuing operations	(95,552)	1,298	(94,254)
Loss from discontinued operations, net of tax	(225)	—	(225)

Net (loss) income	(95,777)	1,298	(94,479)
Dividends on preferred stock	(1,035)	—	(1,035)

Net (loss) income available to common shareholders	$(96,812)	$1,298	$(95,514)

Per common share data
Basic (loss) earnings:
From continuing operations	$(2.25)	$0.03	$(2.22)
From discontinued operations	(0.01)	0.00	(0.01)

	$(2.26)	$0.03	$(2.23)

Diluted (loss) earnings:
From continuing operations	$(2.25)	$0.03	$(2.22)
From discontinued operations	(0.01)	0.00	(0.01)

	$(2.26)	$0.03	$(2.23)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	Year Ended December 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)

Net sales	$2,041,525	$—	$—	$2,041,525
Cost of sales	1,626,733	(984)	131	1,625,880

Gross profit	414,792	984	(131)	415,645
Selling, general and administrative expenses	305,211	—	—	305,211
Restructuring charges	23,146	—	—	23,146
Other expense	60,847	—	—	60,847

Income before income taxes	25,588	984	(131)	26,441
Income tax expense	5,026	377	(54)	5,349

Income from continuing operations	20,562	607	(77)	21,092
Loss from discontinued operations, net of tax	(472)	—	—	(472)

Net income	20,090	607	(77)	20,620
Dividends on preferred stock	(1,252)	—	—	(1,252)

Net income available to common shareholders	$18,838	$607	$(77)	$19,368

Per common share data
Basic earnings:
From continuing operations	$0.45	$0.02	$0.00	$0.47
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.44	$0.02	$0.00	$0.46

Diluted earnings:
From continuing operations	$0.45	$0.02	$0.00	$0.47
From discontinued operations	(0.01)	0.00	0.00	(0.01)

	$0.44	$0.02	$0.00	$0.46

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	Year Ended December 31, 2005
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands, except per share amounts)

Net sales	$1,882,305	$—	$—	$1,882,305
Cost of sales	1,498,504	(2,719)	(382)	1,495,403

Gross profit	383,801	2,719	382	386,902
Selling, general and administrative expenses	310,056	—	—	310,056
Restructuring charges	3,677	—	—	3,677
Other expense	45,996	—	—	45,996

Income before income taxes	24,072	2,719	382	27,173
Income tax expense	6,928	983	149	8,060

Income from continuing operations	17,144	1,736	233	19,113
Loss from discontinued operations, net of tax	(868)	—	—	(868)

Net income	16,276	1,736	233	18,245
Dividends on preferred stock	(1,490)	—	—	(1,490)

Net income available to common shareholders	$14,786	$1,736	$233	$16,755

Per common share data
Basic earnings:
From continuing operations	$0.37	$0.04	$0.01	$0.42
From discontinued operations	(0.02)	0.00	0.00	(0.02)

	$0.35	$0.04	$0.01	$0.40

Diluted earnings:
From continuing operations	$0.37	$0.04	$0.01	$0.42
From discontinued operations	(0.02)	0.00	0.00	(0.02)

	$0.35	$0.04	$0.01	$0.40

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Condensed Consolidated Balance Sheets

	December 31, 2007
	Computed	Change to	Reported
	Under LIFO	FIFO	Under FIFO
	(Dollars in thousands)
ASSETS
Current assets
Inventories	$246,275	$16,524	$262,799
Deferred income taxes	21,884	(6,120)	15,764
Other current assets	328,629	—	328,629

Total current assets	596,788	10,404	607,192
Other assets	1,031,068	—	1,031,068

Total assets	$1,627,856	$10,404	$1,638,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$410,332	$—	$410,332
Other liabilities	728,125	—	728,125

Total liabilities	1,138,457	—	1,138,457
Minority interests	9,896	—	9,896
Series A convertible preferred stock	13,623	—	13,623
Shareholders’ equity
Retained earnings	457,786	10,404	468,190
Other shareholders’ equity	8,094	—	8,094

Total shareholders’ equity	465,880	10,404	476,284

Total liabilities and shareholders’ equity	$1,627,856	$10,404	$1,638,260

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	December 31, 2006
	Originally	Change to	Adoption of
	Reported	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)

ASSETS
Current assets
Inventories	$254,513	$14,721	$—	$269,234
Deferred income taxes	18,175	(5,615)	(269)	12,291
Other current assets	349,917	—	—	349,917

Total current assets	622,605	9,106	(269)	631,442
Other assets
Deferred income taxes	94,662	—	(172)	94,490
Other non-current assets	1,015,670	—	—	1,015,670

Total assets	$1,732,937	$9,106	$(441)	$1,741,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Income taxes	$8,732	$—	$219	$8,951
Accrued expenses and other current liabilities	93,206	—	(2,056)	91,150
Other current liabilities	280,946	—	—	280,946

Total current liabilities	382,884	—	(1,837)	381,047
Other liabilities	799,867	—	—	799,867

Total liabilities	1,182,751	—	(1,837)	1,180,914
Minority interests	8,850	—	—	8,850
Series A convertible preferred stock	16,787	—	—	16,787
Shareholders’ equity
Retained earnings	590,136	9,106	1,396	600,638
Other shareholders’ equity	(65,587)	—	—	(65,587)

Total shareholders’ equity	524,549	9,106	1,396	535,051

Total liabilities and shareholders’ equity	$1,732,937	$9,106	$(441)	$1,741,602

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31, 2007
	Computed	Change to	Reported
	Under LIFO	FIFO	Under FIFO
	(Dollars in thousands)

Cash flows from operating activities
Net (loss) income	$(95,777)	$1,298	$(94,479)
Deferred income taxes	(30,973)	505	(30,468)
Inventories	22,517	(1,803)	20,714
Other adjustments, net	248,868	—	248,868

Net cash provided by continuing operations	144,635	—	144,635
Net cash used for discontinued operations	(56)	—	(56)

Net cash provided by operating activities	144,579	—	144,579
Cash flows from investing activities	(62,033)	—	(62,033)
Cash flows from financing activities	(88,717)	—	(88,717)
Effect of exchange rate changes on cash and cash equivalents	1,211	—	1,211

Decrease in cash and cash equivalents	(4,960)	—	(4,960)
Cash and cash equivalents at beginning of period	16,985	—	16,985

Cash and cash equivalents at end of period	$12,025	$—	$12,025

	Year Ended December 31, 2006
	Originally
	Reported
	After	Change to	Adoption of
	Reclassification	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)

Cash flows from operating activities
Net income	$20,090	$607	$(77)	$20,620
Deferred income taxes	(13,714)	377	(54)	(13,391)
Inventories	(28,717)	(984)	—	(29,701)
Accrued expenses and other current liabilities	8,859	—	131	8,990
Other adjustments, net	85,112	—	—	85,112

Net cash provided by continuing operations	71,630	—	—	71,630
Net cash used for discontinued operations	(686)	—	—	(686)

Net cash provided by operating activities	70,944	—	—	70,944
Cash flows from investing activities	(68,718)	—	—	(68,718)
Cash flows from financing activities	(3,035)	—	—	(3,035)
Effect of exchange rate changes on cash and cash equivalents	381	—	—	381

Decrease in cash and cash equivalents	(428)	—	—	(428)
Cash and cash equivalents at beginning of period	17,413	—	—	17,413

Cash and cash equivalents at end of period	$16,985	$—	$—	$16,985

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	Year Ended December 31, 2005
	Originally
	Reported
	After	Change to	Adoption of
	Reclassification	FIFO	AUG AIR-1	Adjusted
	(Dollars in thousands)

Cash flows from operating activities
Net income	$16,276	$1,736	$233	$18,245
Deferred income taxes	(9,125)	983	149	(7,993)
Inventories	(343)	(2,719)	—	(3,062)
Accrued expenses and other current liabilities	(3,312)	—	(382)	(3,694)
Other adjustments, net	19,671	—	—	19,671

Net cash provided by continuing operations	23,167	—	—	23,167
Net cash used for discontinued operations	(1,786)	—	—	(1,786)

Net cash provided by operating activities	21,381	—	—	21,381
Cash flows from investing activities	(35,814)	—	—	(35,814)
Cash flows from financing activities	18,137	—	—	18,137
Effect of exchange rate changes on cash and cash equivalents	(230)	—	—	(230)

Decrease in cash and cash equivalents	3,474	—	—	3,474
Cash and cash equivalents at beginning of period	13,939	—	—	13,939

Cash and cash equivalents at end of period	$17,413	$—	$—	$17,413

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. In February 2008, the FASB issued a staff position that delays the effective date of FAS No. 157 for all non-financial assets and liabilities, except for those recognized or disclosed at least annually. Except for this delay for non-financial assets and liabilities, FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this statement; at this time, we are uncertain as to the impact on our results of operations and financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”). We are required to adopt the measurement provisions of FAS No. 158 as of December 31, 2008. The measurement provisions require companies to measure defined benefit plan assets and obligations as of the balance sheet date. Currently, we use September 30 as the measurement date for U.S. pension and other postretirement benefits. We have elected to use the September 30, 2007, measurement of assets and benefit obligations to calculate the fiscal year 2008 expense. Expense for the gap period from September 30 to December 31 will be recognized as of January 1, 2008 as a charge of $0.8 million to retained earnings and a credit of $0.3 million to accumulated other comprehensive income.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS No. 159”). This statement permits all entities to choose, at specified election dates, to

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

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

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Currently, we recognize this income tax benefit as an increase to retained earnings. EITF No. 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007. Beginning in 2008, we will report this income tax benefit as an increase to paid-in capital.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2008, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.

2.	Inventories

Inventories at December 31st consisted of the following:

		Adjusted
	2007	2006
	(Dollars in thousands)

Raw materials	$74,659	$74,160
Work in process	41,640	44,658
Finished goods	146,500	150,416

Total	$262,799	$269,234

In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain some precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $3.7 million in 2007, $3.1 million for 2006, and $1.6 million for 2005, and were charged to cost of sales. In November 2005, the financial institutions renewed their requirement for cash deposits from us to provide additional collateral beyond the value of the underlying precious metals. Outstanding collateral deposits were $70.1 million at December 31, 2006. These requirements were eliminated during 2007. We had on hand $148.3 million at December 31, 2007, and $120.9 million at December 31, 2006, of precious metals owned by financial institutions, measured at fair value.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

3.	Property, Plant and Equipment

	December 31,
	2007	2006
	(Dollars in thousands)

Land	$41,239	$43,801
Buildings	253,953	257,145
Machinery and equipment	869,662	867,040
Construction in progress	50,397	36,873
Property, plant and equipment under capital leases	18,166	13,380

Total property, plant and equipment	1,233,417	1,218,239
Total accumulated depreciation	(713,458)	(691,437)

Net property, plant and equipment	$519,959	$526,802

Depreciation expense from continuing operations was $78.8 million for 2007, $69.5 million for 2006, and $68.4 million for 2005. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, amounted to $16.1 million for 2007, $4.1 million for 2006 and $0.6 million for 2005. Capitalized interest costs related to property, plant and equipment under construction were $2.3 million in 2007 and $1.1 million in 2006. The amount of interest capitalized in 2005 was not material.

The carrying amount of property, plant and equipment is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Due to the cumulative negative effect on earnings of a cyclical downturn in certain of the polymer additives business’ primary U.S.-based end markets, including housing and automobiles; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies of the components of their products and to register certain information; and higher forecasted capital expenditures related to the business, we were required to record an impairment of $6.8 million on the property, plant and equipment. Additionally, in our Other Businesses segment, primarily due to the result of a longer time to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services we recorded an impairment of $16.3 million on the property, plant and equipment in the pharmaceutical products unit.

In October 2005, the Dutch government placed a lien on one of the Company’s facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. Negotiations are ongoing relating to the environmental issue. We do not believe the ultimate resolution of this matter will have a material effect on Ferro’s financial position or results of operations.

4.	Goodwill and Other Intangible Assets

A summary of goodwill activity follows:

(Dollars in
thousands)

Balance at December 31, 2005	$398,320
Currency translation adjustments	(2,130)

Balance at December 31, 2006	396,190
Impairments	(105,653)
Currency translation adjustments	533

Balance at December 31, 2007	$291,070

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Details of amortizable intangible assets follow:

	Estimated	December 31,
	Economic Life	2007	2006
		(Dollars in thousands)

Patents	9-15 years	6,515	6,515
Other	1-20 years	10,483	10,325

Total gross amortizable intangible assets		16,998	16,840
Accumulated amortization		(7,927)	(6,690)

Amortizable intangible assets, net		$9,071	$10,150

We test goodwill for impairment annually using October 31st as our annual assessment date, primarily due to the timing of our annual budgeting process, or more frequently if we believe indicators of impairment exist. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires an assessment consisting of two steps. In the first step, we test goodwill for impairment by comparing the fair value of each reporting unit that has goodwill against its carrying value, including the allocation of certain corporate assets and liabilities. If the carrying value of the reporting unit exceeds its fair value, we perform a second step to measure impairment. As of October 31, 2007, two reporting units, the polymer additives business and the pharmaceutical business, which is included in our Other Businesses segment, had fair values that were less than the carrying values of their net assets, indicating an impairment of goodwill.

We estimate the fair values of each reporting unit using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value. The income approach is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses. The market approach estimates a price reasonably expected to be realized from the sale of the reporting units based on a comparison to similar businesses. Factors considered in both of these approaches included projections of our future operating results, anticipated future cash flows, comparable marketplace data adjusted for our industry grouping, and the cost of capital.

The impairment in the polymer additives business was triggered by the cumulative negative effect on operating results of a cyclical downturn in certain of its primary U.S.-based end markets, including housing and automotive; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies of the components of their products and to register certain information; and higher forecasted capital expenditures for this business. The impairment of goodwill in the pharmaceutical business was primarily the result of the longer time necessary to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services.

We recorded an impairment of $73.5 million for the polymer additives business and $32.2 million for the pharmaceutical business in 2007. The amounts are included in impairment charges in the consolidated statements of operations.

As part of our restructuring activities in 2006, we recorded a restructuring charge of $3.5 million to impair intellectual property at our Niagara Falls, New York, facility.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We recorded amortization expense from continuing operations related to intangible assets and other non-current assets, as detailed in the following table:

	2007	2006	2005
	(Dollars in thousands)

Intangibles	$1,236	$965	$809
Deferred charges and other non-current assets	7,460	9,054	5,650

Total amortization expense	$8,696	$10,019	$6,459

Aggregate amortization expense for intangible assets is expected to be $1.2 million annually in the years 2008 through 2012.

5.	Financing and Short-term and Long-term Debt

Loans payable and current portion of long-term debt at December 31st consisted of the following:

	2007	2006
	(Dollars in thousands)

Loans payable to banks	$954	$7,440
Current portion of long-term debt	4,490	3,324

Total loans payable and current portion of long-term debt	$5,444	$10,764

The weighted-average interest rate on loans payable to banks was 10.0% at December 31, 2007, and 4.9% at December 31, 2006. These loans are primarily from overdraft facilities.

Long-term debt at December 31st consisted of the following:

	2007	2006
	(Dollars in thousands)

$200,000 Senior notes, 9.125%, due 2009, net of unamortized discounts	$199,636	$199,273
Revolving credit facility	13,857	127,953
Term loan facility	301,950	250,000
Capital lease obligations (see Note 14)	8,924	6,744
Other notes	768	1,008

	525,135	584,978
Current portion	(4,490)	(3,324)

Total long-term debt, less current portion	$520,645	$581,654

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

The annual maturities of long-term debt for each of the five years after December 31, 2007, were as follows:

(Dollars in
thousands)

2008	$4,490
2009	203,983
2010	4,337
2011	89,634
2012	218,722
Thereafter	3,969

Total maturities of long-term debt	$525,135

Credit Rating

In May 2007, Moody’s Investor Services, Inc. (“Moody’s”) reassigned a senior credit rating to the Company after withdrawing its rating in March 2006 due to delays in the filing of financial statements for 2005 and quarterly statements for 2004 through 2006. At December 31, 2007, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).

Revolving Credit and Term Loan Facilities

In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility. At that time, the credit facility consisted of a five-year, $250 million multi-currency senior revolving credit facility and a six-year, $450 million senior term loan facility.

In June 2007, we amended the credit facility (the “Amended Credit Facility”) primarily to increase the size of the revolving credit facility by $50 million to $300 million, reduce interest rates, and increase operating flexibility. We had $277.5 million at December 31, 2007, and $109.3 million at December 31, 2006, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In addition, we can request an increase of $50 million in the revolving credit facility. With the amendment, we reduced the margins for borrowings under both the revolving credit and the term loan facilities as compared with the margins that were in effect prior to the amendment. For the revolving credit facility, as amended, the variable margin is based on the Company’s leverage ratio. Previously, the variable margin was based on the Company’s credit ratings as determined by S&P and Moody’s. In addition, the amendment increased our operating flexibility by increasing the dollar amount of restructuring and manufacturing rationalization programs permitted, relaxing restrictions on the use of proceeds from asset dispositions, and modifying covenants related to Ferro’s leverage ratio and fixed charge coverage ratio.

In January 2007, we borrowed $55 million of our term loan facility and used the proceeds to reduce borrowings under our revolving credit facility. We also cancelled the remaining unused term loan commitment of $145 million, which was reserved to finance the potential accelerated payment of the senior notes, since the default under the senior notes was no longer continuing. As a result of canceling the remaining commitment, we wrote off to interest expense $2.0 million of deferred financing fees related to the term loan facility in the first quarter of 2007. In the second quarter of 2007, we began making periodic principal payments on the term loans. At December 31, 2007, we had borrowed $302.0 million in term loans. The Company is required to make quarterly principal payments of $0.8 million from January 2008 to July 2011, quarterly principal payments of $72.6 million from October 2011 to April 2012, and a final payment of $72.6 million in June 2012.

The interest rates under the Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the June 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in June 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At December 31, 2007, the average interest rate for revolving credit borrowings was 6.5%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 7.2%. At December 31, 2006, the average interest rate was 8.1% for revolving credit borrowings and 8.1% for term loan borrowings.

The Amended Credit Facility is secured by substantially all of Ferro’s assets, generally including 100% of the shares of the Company’s domestic subsidiaries and 65% of the shares of the foreign subsidiaries directly owned by the domestic parent company, but excluding trade receivables sold pursuant to our accounts receivable sales programs. This security interest is shared with the holders of the Company’s senior notes, as required under their indenture.

The Amended Credit Facility contains customary operating covenants that limit our ability to engage in certain activities, including additional loans and investments; creation of liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and a fixed charge coverage ratio. Failure to satisfy certain of these covenants, either immediately or within a brief period, would result in a default. If a default should occur and be continuing and we have not obtained a waiver, the obligations under the New Amended Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment. At December 31, 2007, we were in compliance with the covenants of the Amended Credit Facility.

Senior Notes

The indenture for the senior notes contains operating covenants that limit our ability to engage in certain activities, including corporate consolidations, mergers, transfers of assets, and sale and leaseback transactions. The indenture contains cross-default provisions with other debt obligations that exceed $10 million of principal outstanding.

The senior notes are redeemable at our option at any time for the present value of the principal amount then outstanding plus unpaid interest through maturity. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the rating by S&P of the senior notes is below investment grade.

Receivables Sales Programs

We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to FFC, a wholly-owned unconsolidated QSPE. FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“conduits”) for proceeds of up to $100.0 million. Ferro had received net proceeds of $54.6 million and $60.6 million for outstanding receivables at December 31, 2007 and 2006, respectively. FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the conduits, provides normal collection and administration services with respect to the trade accounts receivable sold.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Activity from this program is detailed below:

	2007	2006	2005
	(Dollars in thousands)

Trade accounts receivable sold to FFC	$985,922	$994,436	$946,187
Cash proceeds from FFC	971,568	1,090,485	941,988
Trade accounts receivable collected and remitted to FFC and the conduits	977,546	1,005,885	944,630

Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro.

In June 2006, we amended the program to cure a default that resulted from a credit rating downgrade, to modify the reporting requirements to more closely match those in the Amended Credit Facility, and to extend the program to June 2009. The program contains operating covenants that limit FFC’s ability to engage in certain activities, including borrowings, creation of liens, mergers, and investing in other companies. The program also requires FFC and Ferro to provide periodic financial statements and reports on the accounts receivable and limits our ability to make significant changes in receivable collection practices. In addition, FFC is required to maintain a minimum tangible net worth. To meet this requirement, we invested an additional $25 million in FFC in June 2006. The program is subject to customary termination events, including non-performance, deterioration in the quality of the accounts receivable pool, and cross-default provisions with Ferro’s Amended Credit Facility and other debt obligations with principal outstanding of at least $5 million. If a termination event occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting FFC’s accounts receivable.

In addition, we maintain several international programs to sell trade accounts receivable to financial institutions. The commitments supporting these programs can be withdrawn at any time and totaled $80.8 million and $49.2 million at December 31, 2007 and 2006, respectively. The amount of outstanding receivables sold under the international programs was $42.1 million and $33.7 million at December 31, 2007 and 2006, respectively. Ferro provides normal collection and administration services with respect to the trade accounts receivable sold to certain financial institutions.

Activity from these programs is detailed below:

	2007	2006	2005
	(Dollars in thousands)

Trade accounts receivable sold to financial institutions	$182,075	$104,869	$77,703
Cash proceeds from financial institutions	178,429	104,676	77,609
Trade accounts receivable collected and remitted to financial institutions	84,273	53,090	34,135

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $30.7 million and $21.0 million at December 31, 2007 and 2006, respectively. The unused portions of these lines provided $28.9 million and $18.7 million of additional liquidity at December 31, 2007 and 2006, respectively.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

6.	Financial Instruments

The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:

•	Cash and cash equivalents;

•	Notes receivable;

•	Deposits;

•	Miscellaneous receivables; and

•	Short-term loans payable to banks.

Long-term Debt

The carrying values of borrowings under the Amended Credit Facility and the former revolving credit facility approximate their fair values, due to their variable market interest rates. The fair value of Ferro’s senior notes is based on a third party’s estimated bid price. The fair values of other long-term notes are estimated using present value techniques.

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Senior notes	$199,636	$205,000	$199,273	$205,500
Other long-term notes	768	705	1,008	899

Derivative Instruments

To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements. These swaps effectively converted $150 million of our variable-rate debt to a fixed rate through June 2011. We mark these contracts to fair value and recognize the resulting gains or losses as other comprehensive income or loss.

We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. Our principal foreign currency exposures relate to the Euro, the British Pound Sterling, the Japanese Yen, and the Chinese Yuan. The maturities of these foreign currency forward contracts are consistent with the terms of the underlying exposures that are generally less than one year. We do not engage in speculative transactions for trading purposes. We enter into these forward contracts with major, reputable, multinational financial institutions. Accordingly, we do not anticipate counter-party default. We mark these contracts to fair value at the end of each reporting period and recognize the resulting gains or losses as other income or expense from foreign currency transactions.

We hedge a portion of our exposure to changes in the pricing of certain raw material commodities using derivative instruments. We hedge our exposure principally through swap arrangements that allow us to fix the price of the commodities for future purchases. These swap arrangements are settled in cash at their maturities. We mark these contracts to fair value and recognize the resulting gains or losses as other comprehensive income or loss. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of sales. At December 31, 2007, the amount that was expected to be reclassified into earnings within the next 12 months was $2.1 million of expense.

Precious metals (primarily silver, gold, platinum and palladium) represent a significant portion of raw material costs in our Electronic Materials and our Color and Glass Performance Materials products. Sometimes when an

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

order for these products is placed, the customer requests a fixed price for the precious metals content. In these instances, we enter into a fixed price sales contract to establish the cost for the customer at the estimated future delivery date. At the same time, we enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the fixed price sales contract. U.S. precious metal contracts entered into prior to November 2007 and all non-U.S. precious metal contracts are marked to fair value at the end of each reporting period, and the resulting gains or losses are recognized as miscellaneous income or expense, respectively. Beginning November 2007, we designated new U.S. precious metal contracts as normal purchase contracts, which are not marked to market. Our purchase commitment for precious metals under normal purchase contracts at December 31, 2007, was $6.9 million, all for purchases in 2008.

Ferro purchases portions of its energy requirements, including natural gas and electricity, under fixed price contracts to reduce the volatility of cost changes. For contracts entered into prior to April 2006, we marked these contracts to fair value and recognized the resulting gains or losses as miscellaneous income or expense, respectively. Beginning April 2006, we designated new energy contracts as normal purchase contracts, which are not marked to market. Our purchase commitment for energy under normal purchase contracts was $17.7 million at December 31, 2007. Purchases under these contracts are expected to be $13.0 million in 2008, $3.2 million in 2009 and $1.5 million in 2010.

The notional amount, carrying amount and fair value of these derivative instruments at December 31 were as follows:

	2007	2006
	(Dollars in thousands)

Interest rate swaps:
Notional amount	$150,000	$—
Carrying amount and fair value	$(8,109)	$—
Foreign currency forward contracts:
Notional amount	$142,638	$121,430
Carrying amount and fair value	$(268)	$(640)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,171	2,004
Carrying amount and fair value	$(1,499)	$1,939
Precious metals forward contracts:
Notional amount (in troy ounces)	159,648	183,264
Carrying amount and fair value	$755	$192
Marked-to-market natural gas forward purchase contracts:
Notional amount (in MBTUs)	—	120,000
Carrying amount and fair value	$—	$(442)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

7.	Income Taxes

Income tax (benefits) expenses are based on our (losses) earnings from continuing operations before income taxes as presented in the following table:

		Adjusted	Adjusted
	2007	2006	2005
	(Dollars in thousands)

U.S.	$(135,424)	$(25,302)	$(11,409)
Foreign	26,106	51,743	38,582

Total	$(109,318)	$26,441	$27,173

Under the liability method of accounting for income taxes, we determine deferred income tax assets and liabilities based on the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. We measure these differences using the income tax rates and laws that are currently in effect.

Our income tax (benefit) expense from continuing operations consists of the following components:

		Adjusted	Adjusted
	2007	2006	2005
	(Dollars in thousands)

Current:
U.S. federal	$—	$—	$(240)
Foreign	14,798	18,929	16,022
State and local	606	(189)	271

	15,404	18,740	16,053
Deferred:
U.S. federal	(29,994)	(1,723)	(4,534)
Foreign	(3,956)	(12,044)	(2,535)
State and local	3,482	376	(924)

	(30,468)	(13,391)	(7,993)

Total income tax (benefit) expense	$(15,064)	$5,349	$8,060

In addition, income tax expense (benefit) we allocated directly to shareholders’ equity is detailed in the following table:

	2007	2006	2005
	(Dollars in thousands)

Foreign currency translation adjustments	$2,134	$—	$—
Postretirement benefit liability adjustments	16,348	1,085	(5,125)
Raw material commodity swap adjustments	(1,386)	586	38
Interest rate swap adjustments	(2,887)	—	—
Marketable equity security adjustments	—	(214)	(49)
Dividends on performance shares	(50)	(45)	(42)
Stock options exercised	175	(208)	(181)

Total income tax expense (benefit) allocated to shareholders’ equity	$14,334	$1,204	$(5,359)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

		Adjusted	Adjusted
	2007	2006	2005

U.S. federal statutory income tax rate	(35.0)%	35.0%	35.0%
Goodwill impairment	11.2	—	—
U.S. tax cost of foreign dividends	6.4	28.1	5.6
Adjustment of valuation allowances	4.2	(28.3)	0.9
Net adjustment of prior year accrual	(1.0)	6.7	(2.7)
ESOP dividend tax benefit	(0.5)	(2.2)	(2.7)
Foreign tax rate difference	0.4	(11.8)	1.0
Effect of equity earnings	(0.3)	(3.2)	(3.2)
Extraterritorial income exclusion	—	(4.0)	(5.5)
Miscellaneous	0.8	(0.1)	1.3

Effective tax rate	(13.8)%	20.2%	29.7%

The components of deferred tax assets and liabilities at December 31st were:

		Adjusted
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Pension and other benefit programs	$49,256	$72,920
Foreign tax credit carryforwards	35,756	38,040
Foreign net operating loss carryforwards	24,547	23,480
Capitalized research cost	17,809	7,875
Accrued liabilities	15,380	8,372
Other credit carryforwards	8,319	8,441
State net operating loss carryforwards	5,691	5,211
Deferred gain	5,426	—
Allowance for doubtful accounts	2,375	2,786
Inventories	932	2,669
Other	6,324	3,606

Total deferred tax assets	171,815	173,400
Deferred tax liabilities:
Property, equipment and intangibles — depreciation and amortization	44,656	68,209
Unremitted earnings of foreign subsidiaries	12,541	6,072
Other	2,897	—

Total deferred tax liabilities	60,094	74,281

Net deferred tax asset before valuation allowance	111,721	99,119
Valuation allowance	(8,906)	(4,023)

Net deferred tax assets	$102,815	$95,096

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We had benefits from state operating loss carryforwards and foreign operating loss carryforwards for tax purposes, some of which can be carried forward indefinitely and others expire in one to twenty years.

We established a valuation allowance due to the uncertainty of realizing certain state and foreign net operating loss carryforwards. The overall increase in the valuation allowance in 2007 was the result of state net operating loss carryforwards and the loss from Italian branch operations. At December 31, 2007, $1.4 million of the valuation allowance related to losses incurred by acquired companies prior to our purchase, and any future reduction of this portion of the valuation allowance will be recognized as a reduction of goodwill and other intangibles, rather than as tax benefits in the consolidated statements of operations.

At December 31, 2007, we had $36 million in tax benefits from foreign tax credit carryforwards for tax purposes that can be carried forward for ten years. In our opinion, it is more likely than not that the credits will be utilized before expiration.

We classified net deferred income tax assets as of December 31 as detailed in the following table:

		Adjusted
	2007	2006
	(Dollars in thousands)

Current assets	$15,764	$12,291
Non-current assets	100,935	94,490
Current liabilities	(4,036)	(648)
Non-current liabilities	(9,848)	(11,037)

Net deferred tax assets	$102,815	$95,096

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $11.9 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in
thousands)

Balance at January 1, 2007	$47,380
Additions based on tax positions related to the current year	1,783
Additions for tax positions of prior years	2,661
Reductions for tax positions of prior years	(1,401)
Reductions as a result of lapse of applicable statute of limitations	(1,817)
Foreign currency translation of non-US dollar denominated reserves	3,692
Settlements with taxing authorities	(125)

Balance at December 31, 2007	$52,173

At December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $20.8 million. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2007, the Company recognized approximately $0.6 million in interest, net of tax, and penalties. The Company had accrued approximately $4.1 million and $3.1 million for the payment of interest, net of tax, and penalties at December 31, 2007 and January 1, 2007, respectively.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We anticipate that between $5.0 and $9.0 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be settled or reversed within the next 12 months. The anticipated settlements are due to foreign tax examinations primarily related to tax reserves associated with acquisitions. Uncertain tax positions for other non-U.S. tax issues are expected to reverse due to the expiration of the applicable statute of limitations periods.

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

We have provided $12.5 million for deferred income taxes on approximately $95.8 million of undistributed earnings of certain foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $48.8 million, since we intend to indefinitely reinvest the earnings.

8.	Contingent Liabilities

In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. The settlement agreement was approved by the United States District Court for the Eastern District of Pennsylvania in December 2007. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing. The Company is vigorously defending the remaining two civil actions alleging antitrust violations in the heat stabilizer industry, which are in their preliminary stages; therefore, we cannot determine the outcomes of these lawsuits at this time. We have asserted a claim against the former owner of our heat stabilizer business of indemnification for the defense of these lawsuits and any resulting payments by the Company. These payments include approximately $6.3 million to the class of direct purchasers and a plaintiff that opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company.

In a July 2004 press release, we announced that our Polymer Additives business performance in the second quarter of 2004 fell short of expectations and that our Audit Committee would investigate possible inappropriate accounting entries in the Polymer Additives business. The Company, our deceased former Chief Executive Officer, our former Chief Financial Officer, and a former Operating Vice President of the Company were later sued in a series of putative securities class action lawsuits related to this July 2004 announcement. Those lawsuits were consolidated into a single case in the United States District Court for the Northern District of Ohio. In June 2007, the United States District Court for the Northern District of Ohio dismissed the plaintiffs’ complaint, after which the plaintiffs appealed the District Court decision to the Sixth Circuit Court of Appeals. In September 2007, however, the plaintiffs filed a voluntary dismissal, with prejudice, of their appeal, thus ending this litigation.

Also following the July 2004 press release, four derivative lawsuits were filed and subsequently consolidated in the United States District Court for the Northern District of Ohio. These lawsuits alleged breach of fiduciary duties and mismanagement-related claims. In March 2006, the Court dismissed the consolidated derivative action

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

without prejudice. In April 2006, the plaintiffs filed a motion seeking relief from the judgment that dismissed the derivative lawsuit and seeking to amend their complaint further following discovery. The plaintiffs’ motion was denied, and the plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals. In January 2008, the Sixth Circuit Court of Appeals affirmed the dismissal by the District Court for the Northern District of Ohio.

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

In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations related to the same allegations. Our Belgian subsidiary acquired its BBP business from Solutia Europe S.A./N.V. (“SOLBR”) in August 2000. We promptly notified SOLBR of the Ministry’s actions and requested SOLBR to indemnify and defend the Company and its Belgian subsidiary with respect to these investigations. In response to our notice, SOLBR exercised its right under the 2000 acquisition agreement to take over the defense and settlement of these matters. In December 2005, the Hungarian authorities imposed a de minimis fine on our Belgian subsidiary and in October 2007, the German authorities imposed a fine of approximately $0.6 million. We expect the Belgian authorities also to assess fines for the alleged conduct, and we estimate the amount of the fines will be approximately $0.3 million.

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

At December 31, 2007 and 2006, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $17.7 million and $20.8 million, respectively. These agreements primarily relate to the Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

9.	Retirement Benefits

Defined Benefit Pension Plans

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$1,232	$6,568	$10,064	$6,434	$6,131	$6,540
Interest cost	20,105	20,395	19,741	9,606	7,949	7,420
Expected return on plan assets	(20,543)	(19,232)	(16,186)	(7,578)	(5,899)	(5,910)
Amortization of prior service cost	157	136	126	125	121	(30)
Net amortization and deferral	5,845	6,157	6,853	570	1,058	877
Curtailment and settlement effects	532	2,565	14	(374)	(24)	(353)
Special termination benefits	—	—	—	2,156	—	—

Total net periodic benefit cost	$7,328	$16,589	$20,612	$10,939	$9,336	$8,544

Weighted-average assumptions:
Discount rate	6.05%	5.90%	6.10%	4.69%	4.34%	4.77%
Rate of compensation increase	3.25%	3.43%	3.41%	3.05%	3.09%	3.19%
Expected return on plan assets	8.50%	8.50%	8.50%	4.95%	4.63%	5.26%

In 2007, we recorded curtailment losses of $0.3 million related to closing our Niagara Falls, New York, manufacturing facility and $0.3 million related to freezing benefits at several U.S. plants and recorded a curtailment gain of $0.3 million related to European restructuring activities in Italy. We also recorded costs of $2.2 million for special termination benefits from other European restructuring activities that will result in closing the Company’s Rotterdam, Netherlands, manufacturing facility by the end of the second quarter of 2008.

In 2006, we announced changes to certain of our defined benefit pension plans. Employees who had been participating in our largest U.S. pension plan stopped accruing benefit service after March 31, 2006. As a result, we recorded a curtailment gain of $2.5 million. The affected employees now receive benefits in the Company’s defined contribution plan that previously covered only U.S. salaried employees hired after 2003. In 2006, we also recorded settlement losses of $4.9 million in our unfunded nonqualified defined benefit pension plans, related primarily to a lump sum payment to the beneficiary of our deceased former Chief Executive Officer.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$340,727	$368,037	$197,582	$175,803
Service cost	1,232	6,568	6,434	6,131
Interest cost	20,105	20,395	9,606	7,949
Amendments	—	—	100	(295)
Curtailments	(1,214)	(17,120)	137	—
Settlements	—	(11,056)	(746)	(914)
Special termination benefits	—	—	2,156	—
Plan participants’ contributions	12	13	721	659
Benefits paid	(18,536)	(17,911)	(9,240)	(7,844)
Actuarial (gain) loss	(11,401)	(8,199)	(12,562)	(2,962)
Exchange rate effect	—	—	17,053	19,055

Benefit obligation at end of year	$330,925	$340,727	$211,241	$197,582

Accumulated benefit obligation at end of year	$330,925	$339,126	$197,399	$185,066
Change in plan assets:
Fair value of plan assets at beginning of year	$258,737	$226,480	$143,438	$119,355
Actual return on plan assets	32,027	20,264	1,550	6,510
Employer contributions	22,570	40,947	8,749	11,962
Plan participants’ contributions	12	13	721	659
Benefits paid	(18,536)	(17,911)	(9,240)	(7,844)
Effect of settlements	—	(11,056)	(746)	(914)
Exchange rate effect	—	—	12,334	13,710

Fair value of plan assets at end of year	$294,810	$258,737	$156,806	$143,438

Reconciliation of accrued costs:
Funded status	$(36,115)	$(81,990)	$(54,435)	$(54,144)
Contributions between measurement date and end of year	135	1,070	—	—

Net amount recognized	$(35,980)	$(80,920)	$(54,435)	$(54,144)

Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$1,861	$575
Accrued expenses and other current liabilities	(508)	(521)	(2,224)	(1,523)
Postretirement and pension liabilities	(35,472)	(80,399)	(54,072)	(53,196)

Net amount recognized	$(35,980)	$(80,920)	$(54,435)	$(54,144)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
	(Dollars in thousands)

Weighted-average assumptions as of the measurement date:
Discount rate	6.49%	6.05%	5.56%	4.69%
Rate of compensation increase	N/A	3.25%	3.49%	3.05%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$330,925	$340,727	$190,652	$180,631
Plan assets	294,810	258,737	134,356	125,912
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$330,925	$340,727	$187,876	$170,727
Accumulated benefit obligations	330,925	339,126	176,768	162,092
Plan assets	294,810	258,737	131,827	117,790

Activity and balances in accumulated other comprehensive income (loss) related to defined benefit pension plans:

	U.S. Plans			Non-U.S. Plans
	Prior	Net		Prior	Net
	Service	Gain		Service	Gain
	Cost	(Loss)	Total	Cost	(Loss)	Total
	(Dollars in thousands)

Balance, December 31, 2006	$(1,183)	$(84,317)	$(85,500)	$(2,357)	$(19,974)	$(22,331)
Changes in benefit obligations	—	24,099	24,099	(100)	5,949	5,849
Amounts reclassified to components of cost	689	5,844	6,533	477	292	769
Exchange rate effect	—	—	—	47	(1,074)	(1,027)

Balance, December 31, 2007	$(494)	$(54,374)	$(54,868)	$(1,933)	$(14,807)	$(16,740)

Estimated amounts to be amortized in 2008	$(100)	$(2,212)	$(2,312)	$(113)	$(220)	$(333)

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
Years ended December 31, 2007, 2006 and 2005 — (Continued)

The Company establishes asset allocation ranges for each major category of plan assets. The risks inherent in the various asset categories are considered along with the benefit obligations, financial status and short-term liquidity needs of the fund. The target allocation for each major asset category and the actual weighted average asset allocations at the pension plan measurement dates were:

	U.S. Plans			Non-U.S. Plans
	Target			Target
	Allocation	2007	2006	Allocation	2007	2006

Debt Securities	30%	31%	32%	63%	61%	62%
Equity Securities	70	69	68	30	29	29
Other	—	—	—	7	10	9

Total	100%	100%	100%	100%	100%	100%

The Company’s U.S. pension plans held 424,651 shares of the Company’s common stock with a market value of $8.8 million at both December 31, 2007 and 2006, and received $0.2 million of dividends from the Company’s common stock in 2007, 2006, and 2005.

We expect to contribute approximately $13.0 million to our U.S. pension plans and $12.1 million to our non-U.S. pension plans in 2008.

We estimate that future pension payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)

2008	$19,391	$9,485
2009	19,762	11,018
2010	20,033	10,295
2011	20,567	11,354
2012	21,106	11,702
2013-2017	112,631	66,410

Postretirement Health Care and Life Insurance Benefit Plans

	2007	2006	2005
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$512	$690	$799
Interest cost	3,387	3,287	3,160
Amortization of prior service cost	(1,349)	(835)	(558)
Net amortization and deferral	—	—	(232)
Curtailment and settlement effects	(3,197)	(2,453)	—

Total net periodic benefit cost	$(647)	$689	$3,169

Weighted-average assumptions:
Discount rate	5.90%	5.90%	6.10%
Current trend rate for health care costs	10.10%	9.30%	10.30%
Ultimate trend rate for health care costs	5.20%	5.20%	5.20%
Year that ultimate trend rate is reached	2017	2013	2013

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

In 2007, we recorded a curtailment gain of $3.1 million related to closing our Niagara Falls, New York, manufacturing facility. In 2006, we limited eligibility for retiree medical and life insurance coverage for nonunion employees and recorded a curtailment gain of $2.5 million.

A one-percentage point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components	$335	$(296)
Effect on postretirement benefit obligation	3,722	(3,403)

	2007	2006
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$60,475	$59,406
Service cost	512	690
Interest cost	3,387	3,287
Effect of curtailment	(2,794)	(5,457)
Benefits paid	(3,548)	(3,541)
Actuarial (gain) loss	(5,109)	6,090

Benefit obligation at end of year	$52,923	$60,475

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,548	3,541
Benefits paid	(3,548)	(3,541)

Fair value of plan assets at end of year	$—	$—

Reconciliation of accrued costs:
Funded status	$(52,923)	$(60,475)
Contributions between measurement date and end of year	819	788
Curtailment gain between measurement date and end of year	2,383	—

Net amount recognized	$(49,721)	$(59,687)

Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(4,554)	$(4,479)
Postretirement and pension liabilities	(45,167)	(55,208)

Net amount recognized	$(49,721)	$(59,687)

Weighted-average assumptions as of December 31:
Discount rate	6.10%	5.90%
Current trend rate for health care costs	9.40%	10.10%
Ultimate trend rate for health care costs	5.20%	5.20%
Year that ultimate trend rate is reached	2017	2017

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Activity and balances in accumulated other comprehensive income (loss) related to our postretirement health care and life insurance benefit plans is summarized below:

	Prior Service
	Credit	Net Gain (Loss)	Total
	(Dollars in thousands)

Balance, December 31, 2006	$4,887	$(1,164)	$3,723
Changes in benefit obligations	1,980	5,109	7,089
Amounts reclassified to components of cost	(1,349)	—	(1,349)

Balance, December 31, 2007	$5,518	$3,945	$9,463

Estimated amounts to be amortized in 2008	$1,643	$—	$1,643

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before	After
	Medicare Subsidy	Medicare Subsidy
	(Dollars in thousands)

2008	$4,978	$4,554
2009	5,325	4,837
2010	5,194	4,697
2011	5,103	4,608
2012	5,016	4,510
2013-2017	22,070	19,873

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. The largest plan covers U.S. salaried and non-bargaining hourly employees. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. Generally, benefits under these plans vest gradually over a period of five years from date of employment. The expense applicable to these plans was $8.5 million, $7.8 million, and $5.6 million in 2007, 2006, and 2005, respectively.

10.	Serial Convertible Preferred Stock

We are authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”) at a price of $46.375 per share for a total consideration of $70.5 million. All shares of the Series A Preferred Stock have been allocated to participating individual employee accounts. The Trustee may redeem the Series A Preferred Stock to provide for distributions to, loans to, or withdrawals by participants or to satisfy an investment election provided to participants. The Company can redeem any or all of the Series A Preferred Stock at any time. The redemption price is $46.375 per preferred share plus earned but unpaid dividends as of the date of redemption. The redemption value approximates the carrying value. In addition, the Trustee can convert any or all of the Series A Preferred Stock at any time into Ferro common stock at a conversion rate of 2.5988 shares of common stock (adjusted for stock splits) per preferred share.

Each share of Series A Preferred Stock carries one vote, voting together with the common stock on most matters. The Series A Preferred Stock accrues dividends at an annual rate of 7% on shares outstanding. The

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

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

There were 293,766 shares of Series A Preferred Stock outstanding at December 31, 2007, and 366,415 shares outstanding at December 31, 2006. The number of shares redeemed was 72,649 in 2007 (75,856 in 2006 and 47,378 in 2005).

11.	Common Stock

We did not purchase common stock on the open market in 2007, 2006, or 2005. Under our current treasury stock purchase program, we had remaining authorization to acquire 4,201,216 shares at December 31, 2007. The Amended Credit Facility limits our ability to purchase shares.

12.	Stock-based Compensation

In November 2006, our shareholders approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan’s purpose is to promote the Company’s and the shareholders’ long-term financial interests and growth by attracting, retaining and motivating high-quality executives and directors and aligning their interests with those of our shareholders. The Plan authorizes us to grant several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock-based awards, and dividend equivalent rights. Unissued authorized shares or treasury stock may be issued under the Plan. Generally, Ferro has issued treasury stock to satisfy the common stock requirements of its long-term incentive plans. The Plan has an effective date of September 28, 2006, and reserves 3,000,000 common shares for future issuance.

Previous incentive plans authorized various types of long-term incentives, including stock options, stock appreciation rights, performance shares and common stock awards. No further grants may be made under these previous plans. However, any outstanding awards or grants made under these plans will continue until the end of their specified terms. Stock options granted under the previous plans have terms of 10 years and performance share awards granted under those plans have terms of three years.

Stock options, performance shares and deferred stock units are the only grant types currently outstanding. These are discussed separately below because of the significant differences between the grant types.

Stock Options

General Information

The Compensation Committee of the Board of Directors (the “Committee”) awards stock options under the Plan and generally grants stock options during regularly scheduled meetings. The exercise price of stock options granted may not be less than the per share fair market value of the Company’s common stock on the date of the grant. Stock options have a term of 10 years and vest evenly over four years on the anniversary of the grant date. The normal vesting period is used for retirement eligible employees. In the case of death, retirement or change in control, the stock options become 100% vested and exercisable.

Stock Option Valuation Model and Method Information

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. We use judgment in selecting these assumptions

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

because they may significantly impact the timing and amount of compensation expense and we base our judgments primarily on historical data.

When appropriate, we adjust the historical data for circumstances that are not likely to occur in the future. We adjust the assumptions each year based upon new information.

We estimate stock option forfeitures based upon historical employee termination rates. The following table details the estimation method and the ranges of assumptions used for differing grants of stock options:

Assumption	Estimation Method	Range

Expected life, in years	Historical stock option exercise experience	6.25 to 8.20
Risk-free interest rate	Yield of U.S. Treasury Bonds with remaining life equal to expected life of the stock option	3.50% to 5.94%
Expected volatility	Historical daily price observations of the Company’s common stock over a period equal to the expected life of the stock option	28.07% to 37.30%
Expected dividend yield	Historical dividend rate at the date of grant	2.18% to 3.00%

Stock Option Activity Information

A summary of the stock option activity for 2007 is as follows:

		Per Share	Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(Dollars in
				thousands)

Outstanding at January 1, 2007	4,857,675	$22.20
Granted	517,000	21.99
Exercised	(490,645)	20.06
Forfeited or expired	(644,622)	22.55

Outstanding at December 31, 2007	4,239,408	22.36	5.0	$1,180

Exercisable at December 31, 2007	3,239,401	22.68	4.0	963

Vested or expected to vest at December 31, 2007	4,106,345	22.39	4.9	1,139

The per share weighted-average grant-date fair value of stock options granted during the year was $6.24 in 2007, $5.93 in 2006, and $5.17 in 2005.

We calculated the aggregate intrinsic value in the table above by subtracting the total pretax difference between our common stock’s closing fair market value per share on the last trading day of the year and the stock option exercise price for each grant and that result by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options. At December 31, 2007, there were 1.1 million

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

in-the-money stock options. We do not record the aggregate intrinsic value for financial accounting purposes, and the value changes daily based on the changes in the fair market value of our common stock.

Information related to the stock options exercised follows:

	2007	2006	2005
	(Dollars in thousands)

Proceeds from the exercise of stock options	$9,843	$4,169	$1,849
Intrinsic value of stock options exercised	947	577	533
Income tax benefit related to stock options exercised	333	202	181

A summary of the status of the Company’s nonvested stock options as of December 31, 2007, and changes during 2007, is presented below:

		Per Share
		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at January 1, 2007	1,214,354	$5.93
Granted	517,000	6.24
Vested	(453,722)	5.95
Forfeited	(277,625)	6.21

Nonvested at December 31, 2007	1,000,007	6.01

Stock-Based Compensation Expense Information

A summary of the amounts recorded and to be recorded related to stock-based compensation related to stock options for 2007 follows:

(Dollars in
thousands)

Compensation expense recorded in selling, general and administrative expenses	$2,363
Total fair value of stock options vested	2,698
Unrecognized compensation cost related to stock options	4,057
Expected weighted-average recognition period for unrecognized compensation, in years	2.4

During 2007, we recorded deferred income tax benefits related to compensation expense for stock options of $0.8 million. We elected the simplified transition method for accounting for the income tax effects of share-based payment awards.

Performance Shares

General Information

We maintain multiple performance share awards whereby these awards, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. The grants have a duration of three years, and we establish a new grant each year. Therefore, there are three grants outstanding at a given point in time. On the grant date, we issue restricted common stock to the participants and a trustee holds the shares for the benefit of the participants until the end of the performance period. During the performance period, participants have voting rights and receive dividends on the restricted common shares.

We pay half of the value of any earned performance shares in cash and half in unrestricted common shares. The portions of the awards that will be paid in cash are treated as liabilities, and therefore, we remeasure our liability,

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

and the related compensation expense, at the balance sheet date based upon the fair value of the Company’s common stock. We treat the awards that are settled with common stock as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is equal to the fair value on the grant date. The compensation expense for all performance share awards is adjusted for the achievement of the performance share award’s performance conditions based upon our best estimate using available facts and circumstances.

Performance Share Award Information

In the following table, we have identified the potential number of common shares that may be issued and the common stock price on the date of each grant. For the portion of the awards that are treated as liabilities, the awards were remeasured using the common stock closing market price of $20.73 at December 31, 2007.

			Per Share
		Potential Number	Weighted-Average	Potential Future
	Potential Number	of Shares at	Common	Stock-Based
	of Shares at	December 31,	Stock Price at	Compensation
Plan	Grant Date	2007	Grant Date	Expense
	(In thousands, except per share amounts)

2005 – 2007	127,900	85,500	$19.39	$—
2006 – 2008	271,200	225,600	18.03	1,032
2007 – 2009	131,600	118,400	21.99	804

The potential compensation expense is reduced during the performance period by forfeitures and non-attainment of performance conditions. However, actual compensation expense related to the grants may be greater than the amount in the table above because the plan allows for us to pay up to 200% of the grant date value if the Company’s performance goals are exceeded. Conversely, the actual compensation expense related to the grants may be lower than the amount in the table if the Company’s performance goals are not met.

At December 31, 2007, we estimated each plan’s average achievement percentage as follows:

Achievement
Plan	Percentage

2005 – 2007	21.5%
2006 – 2008	60.0%
2007 – 2009	45.0%

Stock-Based Compensation Expense Information

A summary of the amounts recorded and to be recorded related to stock-based compensation related to the performance share awards follows:

	2007	2006	2005
	(Dollars in thousands)

Compensation expense recorded in selling, general and administrative expenses	$1,018	$1,224	$(511)
Estimated future compensation cost	1,836	2,603	321

The expected recognition period for the estimated future compensation cost was 2.0 years for 2007, 2006 and 2005. As of December 31, 2007, the Company had accrued $1.1 million of compensation related to the performance share awards. During 2007, we recorded deferred income tax benefits related to compensation expense for performance share awards of $0.4 million.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Deferred Stock Units

General Information

Under the Plan, the Company may award deferred stock units (“DSUs”), expressed as shares of the Company’s common stock, to non-employee directors of the Company. For accounting purposes, the awards are treated as if they were stock compensation. The DSUs vest in one year from the date of the award and are forfeited in the event the recipient is no longer serving as a director, except in the case of retirement, death or disability. The first DSUs were awarded in 2007.

Deferred Stock Unit Activity Information

		Per Share
		Weighted-
		Average
		Award-date
	Shares	Price

Outstanding at January 1, 2007	—	$—
Awarded	36,700	22.06
Exercised	—	—
Forfeited	(3,800)	21.99

Outstanding at December 31, 2007	32,900	22.07

The per share weighted-average award-date fair value of the DSUs awarded in 2007 was $21.50. Compensation expense recorded in selling, general and administrative expenses for DSUs was $0.6 million in 2007, and the unrecognized compensation cost was $0.1 million at December 31, 2007. We also recorded deferred tax benefits related to compensation expense for DSUs of $0.2 million in 2007.

Directors’ Deferred Compensation

The Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’ common stock. The Company has applied the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in A Rabbi Trust and Invested.” The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of Company’s common stock is classified as paid-in capital. At December 31, 2007, there were 152,262 shares, valued at $3.1 million, held by the rabbi trust.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Stock-based Compensation Transactions in Shareholders’ Equity

The stock-based compensation transactions in shareholders’ equity consisted of the following:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)

2005:
Stock options	(110)	$1,655	$303
Performance shares, net	4	(931)	(556)
Preferred stock conversions	(109)	1,697	415

	(215)	$2,421	$162

2006:
Stock options	(232)	$4,080	$3,299
Performance shares, net	(95)	2,016	(1,952)
Preferred stock conversions	(185)	3,723	206

	(512)	$9,819	$1,553

2007:
Stock options	(497)	$8,399	$3,360
Performance shares, net	(25)	(215)	978
Deferred stock units	—	—	632
Directors’ deferred compensation	—	(3,127)	3,127
Preferred stock conversions	(183)	3,364	(210)

	(705)	$8,421	$7,887

13.	Restructuring and Cost Reduction Programs

During 2006 and 2007, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our businesses, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

In July 2006, we announced that we were restructuring our European operations, including a portion of our Performance Coatings and Color and Glass Performance Materials segments. A portion of our Italian manufacturing operations and administrative functions was consolidated with Spain, where additional production capacity was constructed. Additionally, we consolidated our decorative colors production, primarily from Frankfurt, Germany, to Colditz, Germany. As a result of these activities, since July 2006, we reduced our workforce by approximately 109 employees and are evaluating further workforce reductions. We expect these actions to significantly reduce the cost structure of our manufacturing operations. Total anticipated charges through 2009 amount to $18.9 million. In 2006, we recorded $4.9 million in restructuring charges for these activities. During 2007, we recorded $5.2 million of charges for our operations in Spain, Italy, Portugal and France, of which $4.0 million related to our Performance Coatings segment and $1.2 million related to our Color and Glass Performance Materials segment. The 2007 restructuring charges include $3.1 million for employee severance costs,

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

$2.0 million for asset impairments and $0.1 million of other costs. In March 2007, we reached an agreement with the Betriebsrat der Ferro GmbH (German Works Council) regarding employee termination benefits for employees included in the decorative colors consolidation plan. The agreement provides that a higher number of employees than previously anticipated will participate in a severance plan in accordance with German laws and regulations. As a result, the timing of the related expense recognition will occur ratably over future periods, and $1.1 million of the estimated amounts previously accrued were reversed during the first quarter of 2007. In total, 107 employees were terminated relating to the European consolidation during 2007.

In November 2006, we announced that we were restructuring the Electronic Materials segment due to excess capacity we had for the production of dielectric and industrial ceramic products. We ceased production at our Niagara Falls, New York, manufacturing facility in December 2007 and transferred some of its production to facilities in Penn Yan, New York, and Uden, Netherlands. The closure impacted 131 employees. Total anticipated charges through 2008 amount to $21.6 million. In 2006, we recorded $16.1 million in restructuring charges for these activities. During 2007, we recorded $0.9 million of net credits, consisting of pension curtailment gains of $2.8 million, charges of $0.8 million related to employee terminations benefits and other costs of $1.1 million, including repairs, equipment relocation fees, and professional fees.

In February 2007, June 2007 and November 2007, we approved additional restructuring plans for our Performance Coatings, Color and Glass Performance Materials, Polymer Additives, and Specialty Plastics segments. Total estimated employee termination charges through 2008 are $7.8 million. As a result, we recorded $2.7 million of gross restructuring charges during 2007. A total of 101 employees were terminated during 2007. The company estimates an additional 30 employees will be terminated.

In May 2007, we initiated discussions with representatives of workers at our Rotterdam, Netherlands, Porcelain Enamel manufacturing site regarding possible restructuring actions. In September 2007, we reached an agreement with the Rotterdam Works Council. As a result, the Company will discontinue porcelain enamel frit manufacturing at its Rotterdam, Netherlands, facility in 2008 and will consolidate production at other European facilities. This consolidation will result in a reduction of 84 employees. Restructuring charges are expected to total $23.6 million with completion anticipated by the end of the third quarter of 2008. During 2007, we recorded $11.8 million in restructuring charges and an additional $0.5 million for inventory write downs in The Netherlands. These restructuring charges included $2.2 million of pension expense for accelerated benefits, $6.8 million for employee severance costs, and $2.8 million for asset impairments and other costs, primarily for pensions and lease obligations. In 2008, we plan to accrue an additional $8.5 million for employee severance costs and $3.3 million for future minimum operating lease obligations under a land rights lease.

Restructuring charges for the year ended December 31, 2007, also include $0.8 million in accrual adjustments for other cost reduction and restructuring programs prior to 2006.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Impairment	Total
	(Dollars in thousands)

Balance, December 31, 2004	$4,897	$976	$—	$5,873
Restructuring charges	3,677	—	—	3,677
Cash payments	(6,342)	(910)	—	(7,252)

Balance, December 31, 2005	2,232	66	—	2,298
Restructuring charges	7,351	—	15,795	23,146
Non-cash items	—	—	(15,795)	(15,795)
Cash payments	(2,853)	(27)	—	(2,880)

Balance, December 31, 2006	6,730	39	—	6,769
Restructuring charges	11,013	2,580	3,259	16,852
Non-cash items	1,863	380	(3,259)	(1,016)
Cash payments	(11,225)	(1,439)	—	(12,664)

Balance, December 31, 2007	$8,381	$1,560	$—	$9,941

Noncash items include foreign currency translation adjustments. We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

We did not incur any restructuring charges for discontinued operations in 2007, 2006, or 2005.

14.	Leases

Rent expense for all operating leases was $20.2 million in 2007, $14.9 million in 2006, and $14.5 million in 2005. Amortization of assets recorded under capital leases is recorded as depreciation expense.

The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capitalized leases and included in property, plant and equipment at December 31 were as follows:

	2007	2006
	(Dollars in thousands)

Gross amounts capitalized:
Buildings	$3,100	$3,100
Equipment	15,066	10,280

	18,166	13,380
Accumulated amortization:
Buildings	(1,589)	(1,511)
Equipment	(9,614)	(7,117)

	(11,203)	(8,628)

Net assets under capital leases	$6,963	$4,752

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

At December 31, 2007, future minimum lease payments under all non-cancelable leases were as follows:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)

2008	$1,951	$17,880
2009	1,661	7,665
2010	1,636	5,572
2011	1,234	3,723
2012	1,234	3,071
Thereafter	5,853	11,468

Total minimum lease payments	13,569	$49,379

Less amount representing executory costs	43

Net minimum lease payments	13,526
Less amount representing imputed interest	4,602

Present value of net minimum lease payments	8,924
Less current portion	1,222

Long-term obligations at December 31, 2006	$7,702

15.	Discontinued Operations

Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales, income before taxes or related tax expense, or cash flows from investing or financing activities from discontinued operations in any of the years presented. The loss from discontinued operations includes ongoing legal and environmental costs directly related to these discontinued operations.

Discontinued operations resulted in the following pre-tax losses and related income tax benefits:

	2007	2006	2005
	(Dollars in thousands)

Pre-tax losses	$369	$738	$1,423
Tax benefits	144	266	555

Net of tax losses	$225	$472	$868

We have continuing environmental remediation obligations that are related to these divestitures, and we have accrued $3.3 million as of December 31, 2007, and $3.1 million as of December 31, 2006, for these matters. The estimated amounts we have accrued are based on our assessment of the nature and extent of the soil and/or groundwater contamination and the remedial actions we expect to perform. In some cases, we have agreed to the required remedial actions with the relevant governmental authorities and we have based our estimates of the costs to remediate upon those actions. Where alternative technologies exist to remediate a contaminated site, we have determined our estimates of the costs to remediate based on the technologies that we are most likely to use.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

16.	(Loss) earnings per Share

Details of the calculations of basic and diluted (loss) earnings per share follow:

		Adjusted	Adjusted
	2007	2006	2005
	(In thousands,
	except per share amounts)

Basic (loss) earnings per share computation:
Net (loss) income available to common shareholders	$(95,514)	$19,368	$16,755
Add back: Loss from discontinued operations	225	472	868

	$(95,289)	$19,840	$17,623

Weighted-average common shares outstanding	42,926	42,394	42,309
Basic (loss) earnings per share from continuing operations	$(2.22)	$0.47	$0.42

Diluted (loss) earnings per share computation:
Net (loss) income available to common shareholders	$(95,514)	$19,368	$16,755
Add back: Loss from discontinued operations	225	472	868
Plus: Convertible preferred stock	—	—	—

	$(95,289)	$19,840	$17,623

Weighted-average common shares outstanding	42,926	42,394	42,309
Assumed exercise of stock options	—	—	36
Assumed satisfaction of performance share conditions	—	28	—
Assumed satisfaction of deferred stock unit conditions	—	—	—
Assumed conversion of convertible preferred stock	—	—	—

Weighted-average diluted shares outstanding	42,926	42,422	42,345

Diluted (loss) earnings per share from continuing operations	$(2.22)	$0.47	$0.42

Diluted (loss) earnings per share reflects the potential dilution that could occur if stock options, preferred stock or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes that the hypothetical proceeds from exercise or conversion are used by the Company to purchase common stock at the average market price during the period. The incremental shares (the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted (loss) earnings per share calculation. Options to purchase 4.5 million, 5.1 million, and 4.1 million shares of common stock, performance shares of 0.5 million, 0.3 million, and -0-, and preferred stock convertible into 0.8 million, 1.0 million, and 1.2 million shares of common stock for 2007, 2006 and 2005, respectively, were antidilutive or unearned and therefore excluded from the computation of diluted earnings per share.

17.	Reporting for Segments

The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other Businesses. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics. We have also combined two of our business units, Pharmaceuticals and Fine Chemicals, into one reportable segment, Other Businesses, because they do not meet the quantitative thresholds for separate disclosure.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

The accounting policies of our segments are consistent with those described in the summary of significant accounting policies found in Note 1. We measure segment income for internal reporting purposes as net operating profit before interest and taxes. Segment income excludes unallocated corporate expenses, primarily corporate employment costs and professional services, and charges associated with impairments, restructuring and cost reduction programs.

We have presented net sales to external customers by segment in the table below. Sales between segments were not material:

	2007	2006	2005
	(Dollars in thousands)

Performance Coatings	$609,285	$538,385	$488,467
Electronic Materials	469,885	444,463	355,676
Color and Glass Performance Materials	445,709	387,540	359,613
Polymer Additives	334,492	313,500	300,563
Specialty Plastics	261,956	271,307	279,119
Other Businesses	83,458	86,330	98,867

Total consolidated sales	$2,204,785	$2,041,525	$1,882,305

Below are each segment’s income and reconciliations to (loss) income before taxes from continuing operations:

		Adjusted	Adjusted
	2007	2006	2005
	(Dollars in thousands)

Performance Coatings	$37,965	$42,718	$32,553
Electronic Materials	32,785	35,136	14,113
Color and Glass Performance Materials	48,222	43,512	39,216
Polymer Additives	10,755	10,947	18,383
Specialty Plastics	15,116	14,629	14,698
Other Businesses	9,146	5,674	2,175

Total segment income	153,989	152,616	121,138
Unallocated corporate expenses	56,391	42,182	44,292
Impairment charges	128,737	—	—
Restructuring charges	16,852	23,146	3,677
Other expense, net	61,327	60,847	45,996

(Loss) income before income taxes from continuing operations	$(109,318)	$26,441	$27,173

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

We do not allocate restructuring charges to individual segment income. Restructuring charges related to the following segments:

	2007	2006	2005
	(Dollars in thousands)

Performance Coatings	$13,469	$914	$3,205
Electronic Materials	(929)	16,488	—
Color and Glass Performance Materials	4,105	4,127	—
Polymer Additives	—	—	304
Specialty Plastics	207	1,617	—
Other Businesses	—	—	168

Total restructuring charges	$16,852	$23,146	$3,677

The following table details depreciation and amortization expense by segment:

	2007	2006	2005
	(Dollars in thousands)

Performance Coatings	$17,854	$14,543	$13,283
Electronic Materials	18,444	18,565	19,303
Color and Glass Performance Materials	11,228	9,581	10,385
Polymer Additives	11,033	10,765	10,637
Specialty Plastics	3,705	3,841	4,226
Other Businesses	6,112	5,585	7,311

Total segment depreciation and amortization	68,376	62,880	65,145
Unallocated depreciation and amortization	19,100	16,621	9,678

Total consolidated depreciation and amortization	$87,476	$79,501	$74,823

Segment assets primarily consist of trade accounts receivable, inventories, property, plant and equipment, and intangible assets. Unallocated assets primarily include cash and cash equivalents, deferred taxes and assets related to uncertain tax positions. Total assets at December 31 by segment are detailed below:

		Adjusted
	2007	2006
	(Dollars in thousands)

Performance Coatings	$444,226	$390,493
Electronic Materials	361,637	384,837
Color and Glass Performance Materials	288,951	268,960
Polymer Additives	154,154	243,388
Specialty Plastics	94,826	100,302
Other Businesses	76,126	119,561

Total segment assets	1,419,920	1,507,541
Unallocated assets	218,340	234,061

Total consolidated assets	$1,638,260	$1,741,602

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

Each segment’s goodwill at December 31 is detailed below:

	2007	2006
	(Dollars in thousands)

Performance Coatings	$45,269	$45,333
Electronic Materials	152,081	153,367
Color and Glass Performance Materials	68,078	66,513
Polymer Additives	—	73,156
Specialty Plastics	17,045	16,990
Other Businesses	8,597	40,831

Total consolidated goodwill	$291,070	$396,190

We have detailed each segment’s expenditures for long-lived assets, including acquisitions, in the table below:

	2007	2006	2005
	(Dollars in thousands)

Performance Coatings	$17,900	$17,646	$13,927
Electronic Materials	13,866	7,256	6,816
Color and Glass Performance Materials	10,591	6,378	4,548
Polymer Additives	7,925	7,084	3,665
Specialty Plastics	1,300	2,271	2,335
Other Businesses	9,025	8,090	9,354

Total segment expenditures for long-lived assets	60,607	48,725	40,645
Unallocated expenditures for long-lived assets	7,027	1,890	2,180

Total consolidated expenditures for long-lived assets	$67,634	$50,615	$42,825

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No other single country other than the U.S. represents greater than 10% of our net sales. We have detailed net sales by geographic region in the table below:

	2007	2006	2005
	(Dollars in thousands)

United States	$943,249	$951,215	$925,895
International	1,261,536	1,090,310	956,410

Total net sales	$2,204,785	$2,041,525	$1,882,305

None of our operations in countries other than the U.S. owns greater than 10% of consolidated long-lived assets. We have detailed long-lived assets that consist of property, plant and equipment, goodwill, and amortizable intangible assets by geographic region at December 31 in the table below:

	2007	2006	2005
	(Dollars in thousands)

United States	$443,856	$576,357	$604,769
International	376,244	356,785	337,036

Total long-lived assets	$820,100	$933,142	$941,805

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

18.	Related Party Transactions

We had the following transactions with our unconsolidated affiliates:

	2007	2006	2005
	(Dollars in thousands)

Sales	$9,727	$7,659	$5,132
Purchases	5,573	5,229	5,573
Dividends and interest received	702	1,590	1,069
Commissions and royalties received	132	136	292
Commissions and royalties paid	227	130	191

A Ferro Director, Mr. Bulkin, and a former Ferro Director, Mr. Weisser, serve on the board of Bunge Limited. We made the purchases from Bunge Limited of $14.2 million in 2007, $12.5 million in 2006, and $11.2 million in 2005. Accounts payable related to these purchases were $3.2 million at December 31, 2007, and $0.2 million at December 31, 2006. At December 31, 2007, we were committed to purchases of $1.0 million in 2008 from Bunge Limited.

19.	Summarized Financial Information of Unconsolidated Affiliates Accounted For Under the Equity Method

We participate in several joint ventures that are located in Spain, Italy, South Korea and Thailand through investments in the common stock of affiliated companies. As of December 31, 2007, our percentage of ownership interest in these affiliates ranges from 36% to 50%. Because we exert significant influence over the affiliates, but we do not control them, our investments have been accounted for under the equity method and their results and financial position are not consolidated.

In May 2006, we sold a 20% owned, $1.2 million investment in a joint venture in Spain for cash proceeds of $1.6 million. We recorded the resulting pre-tax gain of $0.4 million in miscellaneous expense (income), net in the consolidated statements of operations. We have included the results of this joint venture’s operations in investment income and the summarized condensed income statement information presented below up to the date of the sale.

Investment income from these equity method investments, which is reported in miscellaneous expense (income), net was $2.5 million in 2007, $2.4 million in 2006, and $2.5 million in 2005. The combined balance of our equity method investments was $15.4 million at December 31, 2007, and $13.3 million at December 31, 2006.

The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliate’s shareholders’ equity based upon our ownership percentage. Below we have summarized condensed income statement and balance sheet information for the combined equity method investees:

	2007	2006	2005
	(Dollars in thousands)

Net sales	$67,894	$72,976	$77,697
Gross profit	18,475	18,808	20,316
Income from continuing operations	8,284	7,841	8,877
Net income	5,667	5,479	5,987

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005 — (Continued)

	2007	2006
	(Dollars in thousands)

Current assets	$50,677	$44,213
Non-current assets	25,371	23,315
Current liabilities	28,046	25,528
Non-current liabilities	4,348	4,070

20.	Quarterly Data (Unaudited)

				Per Common Share
			Net	Basic	Diluted
Quarter	Net Sales	Gross Profit	Income (Loss)	Earnings (Loss)	Earnings (Loss)
	(Dollars in thousands, except per share data)

2006 Adjusted
1	$505,153	$107,834	$8,270	$0.19	$0.19
2	538,492	110,906	10,171	0.23	0.23
3	500,573	98,720	5,531	0.12	0.12
4	497,307	98,185	(3,352)	(0.08)	(0.08)

Total	$2,041,525	$415,645	$20,620	$0.46	$0.46

2007
1	$529,705	$106,780	$6,079	$0.14	$0.14
2	553,658	107,527	4,540	0.10	0.10
3	550,701	100,148	5,585	0.12	0.12
4	570,721	102,208	(110,683)	(2.48)	(2.48)

Total	$2,204,785	$416,663	$(94,479)	$(2.23)	$(2.23)

Quarterly earnings per share amounts do not always add to the full year amounts due to the averaging of shares.

The fourth quarter of 2006 included pre-tax restructuring charges of $23.1 million. Pre-tax restructuring charges in 2007 were $1.5 million in the first quarter, $0.3 million in the second quarter, $5.8 million in the third quarter and $9.3 million in the fourth quarter. The fourth quarter of 2007 also included pre-tax impairment charges of $128.7 million.

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

The report of KPMG on the consolidated financial statements of the Company for the years ended December 31, 2003 and December 31, 2004 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 stated, as described above, that the Company restated its fiscal 2003 consolidated financial statements. Representatives of KPMG are not expected to attend the 2008 Annual Meeting.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on that evaluation and the material weaknesses noted below, management concluded that the disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting. Based on the weakness identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, management identified the following material weakness in internal control over financial reporting as of December 31, 2007:

•	The Company did not maintain effective controls over user access rights to its financial application systems. Specifically, the control deficiencies detected were: an inadequate design of access security policies and procedures; inadequate design of system segregation of duties requirements; and insufficient monitoring of user access to the related financial transactions and data. This resulted in an environment where certain personnel could have unmonitored access to financial systems and data beyond that required to perform their individual job responsibilities. The Company has concluded that these control deficiencies, when aggregated, result in a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in adjustments to the 2007 annual or interim consolidated financial statements. Accordingly, management has determined that this condition constitutes a material weakness.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited Ferro Corporation’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	The Company did not maintain effective controls over user access rights to its financial application systems. Specifically, the control deficiencies detected were: an inadequate design of access security policies and procedures; inadequate design of system segregation of duties requirements; and insufficient monitoring of user access to the related financial transactions and data. This resulted in an environment where certain personnel could have unmonitored access to financial systems and data beyond that required to perform their individual job responsibilities. The Company has concluded that these control deficiencies, when aggregated, result in a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in adjustments to the 2007 annual or interim consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph concerning the adoption of new accounting standards in 2007 and 2006 and a change in accounting principle in 2007.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 29, 2008

Changes in Internal Control over Financial Reporting and Other Remediation

During 2007, the Company continued remediation activities that materially improved, or are reasonably likely to improve, the Company’s internal control over financial reporting. During the quarter ended December 31, 2007 there were changes in internal control that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The following changes were undertaken:

•	Established Information Solutions (“I.S.”) Governance Committee to provide corporate oversight for corporate I.S. strategies and prioritize and approve I.S. initiatives,

•	Established and resourced the Director of I.S. Governance position to provide oversight and guidance of various I.S. project initiatives,

•	Initiated a project to centralize the control and maintenance of the Company’s financial system master files, including Customer, Vendor and Material master files,

•	Implemented tools and procedures to monitor access to master files and critical transactions on a quarterly basis,

•	Initiated a project to reduce user access to the Company’s financial application systems,

•	Initiated projects to migrate several legacy system-based financial systems to the corporate SAP financial system, to provide for better control capabilities and visibility,

•	Conducted in-person training sessions for regional controllers and the corporate financial reporting staff on various technical GAAP issues,

•	Continued the refinement, expansion, and communication of Accounting Policies and Procedures, particular in areas involving complex or technical accounting,

•	Enhanced the Corporate Tax group with resources, both full time associates and consultants, to assist in the tax accounting process,

•	Implemented software applications to facilitate more accurate and complete reporting of income tax obligations, and

•	Improved communication channels between the corporate tax department and the financial reporting department to improve the accuracy and reliability of data used for income tax reporting.

Item 9B — Other Information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance-Board Committees-Audit Committee” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders and is incorporated here by reference.

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

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2007 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

The information contained under the headings “Stock Ownership by Director, Executive Officers and Employees” and “Stock Ownership by Other Major Shareholders” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2007, were as follows:

	Number of Shares to		Number of Shares
	Be Issued on	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Equity Compensation Plan	and Other Awards	and Other Awards	Compensation Plans(1)

Approved by Ferro Shareholders(2)	4,162,408 shares	$22.32	2,367,950 shares	(4)
Not Approved by Ferro Shareholders(3)	92,313 shares	$24.96	0 shares
Total	4,254,731 shares	$22.36	2,367,950 shares

(1)	Excludes shares listed in the second column.

(2)	Includes options issued under the Company’s Stock Option Plan and 2003 Long-Term Incentive Compensation Plan.

(3)	Includes options granted in excess of 100,000 shares to the Chief Executive Officer and phantom units issued under the Company’s Executive Employee Deferred Compensation Plan and Supplemental Executive Defined Contribution Plan.

(4)	Shares are only available under the 2006 Long-Term Incentive Plan and may be issued as stock options, stock appreciation rights, restricted shares, performance shares, and other common stock-based awards.

A description follows of the material features of each plan that was not approved by Ferro shareholders:

•	Stock Options. On February 11, 2002 and February 9, 2001, respectively, the Board granted Mr. Ortino, then our Chief Executive Officer, 155,000 and 122,000 options to purchase shares. Of this amount, options for 100,000 shares each year were granted under the 1985 Employee Stock Option Plan approved by shareholders and the remaining options were approved and granted by the Board from available treasury shares. The options granted in 2002 have an exercise price of $25.50 and the options granted in 2001 have an exercise price of $23.60. Both grants have a maximum term of ten years and vested evenly over four years from the grant date.

•	Executive Employee Deferred Compensation Plan. The Ferro Corporation Deferred Compensation Plan for Executive Employees allows participants to defer up to 75% of annual base salary and up to 100% of incentive cash bonus awards and cash performance share payouts. Participants may elect to have all or a portion of their deferred compensation accounts deemed to be invested in shares of Ferro Common Stock, and credited with hypothetical appreciation, depreciation, and dividends. When distributions are made from this Plan in respect of such shares, the distributions are made in actual shares of Ferro Common Stock.

•	Supplemental Executive Defined Contribution Plan. The Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees allows participants to be credited annually with matching and basic pension contributions that they would have received under the Company’s 401(k) plan except for the applicable IRS limitations on compensation and contributions. Contributions vest at 20% for each year of service, are deemed invested in Ferro Common Stock and earn dividends. Distributions are made in Ferro Common Stock or in cash.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 —	Principal Accountant Fees and Services

The information contained under the heading “Appointment of Independent Registered Public Accounts” of the Proxy Statement for Ferro Corporation’s 2008 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and its subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Balance Sheets at December 31, 2007 and 2006;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; and

•	Notes to Consolidated Financial Statements

(b)	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006, and 2005, contained on page 107 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)	The exhibits listed in the Exhibit Index beginning on page 108 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 29th day of February 2008.

/s/ James F. Kirsch James F. Kirsch	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Sallie B. Bailey Sallie B. Bailey	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Nicholas Katzakis Nicholas Katzakis	Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael H. Bulkin Michael H. Bulkin	Director

/s/ Sandra Austin Crayton Sandra Austin Crayton	Director

/s/ Richard J. Hipple Richard J. Hipple	Director

/s/ Jennie S. Hwang Jennie S. Hwang	Director

/s/ William B. Lawrence William B. Lawrence	Director

/s/ Michael F. Mee Michael F. Mee	Director

/s/ Perry W. Premdas Perry W. Premdas	Director

/s/ William J. Sharp William J. Sharp	Director

/s/ Dennis W. Sullivan Dennis W. Sullivan	Director

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2007, 2006, and 2005

		Additions Charged
	Balance at	(Reductions Credited) to			Adjustment for	Balance
	Beginning	Costs and	Other		Differences in	at End of
	of Period	Expenses	Accounts	Deductions	Exchange Rates	Period
	(Dollars in thousands)

Allowance for Possible Losses on Collection of Accounts and Trade Notes Receivable:
Year ended December 31, 2007	$7,544	(242)	—	(1,430)	647	$6,519

Year ended December 31, 2006	$7,519	844	—	(1,468)	649	$7,544

Year ended December 31, 2005	$9,244	256	—	(1,234)	(747)	$7,519

Allowance for Possible Losses on Collection of Note Receivable from Ferro Finance Corporation:	—
Year ended December 31, 2007	$2,702	948	—	(635)	—	$3,015

Year ended December 31, 2006	$3,158	608	—	(1,064)	—	$2,702

Year ended December 31, 2005	$2,388	1,543		(773)	—	$3,158

Valuation Allowance on Net Deferred Tax Assets
Year ended December 31, 2007	$4,023	4,644	545	(469)	163	$8,906

Year ended December 31, 2006	$9,651	(5,800)	—	—	172	$4,023

Year ended December 31, 2005	$8,163	1,698	—	2	(212)	$9,651

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of Incorporation and by-laws
3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed June 23, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
3.4	Ferro Corporation Code of Regulations. (Reference is made to Exhibit 3.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)
4	Instruments defining rights of security holders, including indentures
4.1	The rights of the holders of Ferro Corporation’s Debt Securities issued and to be issued pursuant to an Indenture between Ferro Corporation and J.P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)
4.2	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of J.P. Morgan Trust Company, National Association, as Trustee, for the benefit of the Trustee and the Holders under the Indentures. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
4.3	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
4.4	Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J.P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)
4.5	Form of Global Note (9 1/8% Senior Notes due 2009). (Reference is made to Exhibit 4.3 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)
The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10	Material Contracts
10.1	Amended and Restated Credit Agreement, dated June 8, 2007, among Ferro; certain of Ferro’s subsidiaries; Credit Suisse, as term loan administrative agent; National City Bank, as revolving loan administrative agent and collateral agent; KeyBank National Association, as documentation agent; Citigroup Global Markets, Inc., as syndication agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)

10.2	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of National City Bank, as Collateral Agent. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
10.3	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
10.4	Purchase and Contribution Agreement, dated as of September 28, 2000, among Ferro Corporation, Ferro Electronic Materials, Inc. and Ferro Finance Corporation, as amended by the first amendment dated June 29, 2006. (Reference is made to Exhibit 10.1 (the agreement immediately follows the amendment dated as of June 29, 2006) to Ferro Corporation’s Current Report on Form 8-K, filed July 6, 2006, which Exhibit is incorporated here by reference.)
10.5	Amendment to Purchase and Contribution Agreement, dated as of June 29, 2006, among Ferro Corporation, Ferro Electronic Materials, Inc. and Ferro Finance Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 6, 2006, which Exhibit is incorporated here by reference.)
10.6	Amendment to Purchase and Contribution Agreement, dated October 16, 2006, among Ferro Corporation and Ferro Electronic Materials, Inc. as Sellers and Ferro Finance Corporation as Purchaser. (Reference is made to Exhibit 10.16.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)
10.7	Amendment to the Purchase and Contribution Agreement, dated June 5, 2007, among Ferro Corporation, Ferro Electronic Materials Inc. and Ferro Finance Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)
10.8	Amended and Restated Receivables Purchase Agreement, dated as of June 29, 2006, among Ferro Finance Corporation as Seller, CAFCO, LLC as Investor, Citibank, N.A. as a Bank, Citicorp North America, Inc. as Agent, Ferro Electronic Materials, Inc. as an Originator, and Ferro Corporation as Collection Agent and an Originator. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed July 6, 2006, which Exhibit is incorporated here by reference.)
10.9	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of October 16, 2006, among Ferro Finance Corporation as Seller, CAFCO, LLC as Investor, Citicorp North America, Inc. as Agent, Ferro Electronic Materials, Inc. as an Originator, and Ferro Corporation as Collection Agent and an Originator. (Reference is made to Exhibit 10.15.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)
10.10	Amendment to the Amended and Restated Receivables Purchase Agreement, dated June 5, 2007, among Ferro Corporations, Ferro Electronic materials Inc., Citicorp North America, Inc., CAFCO, LLC and Citibank, N.A. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)
10.11	Ferro Corporation Employee Stock Option Plan. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)*
10.12	Ferro Corporation 2003 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit A of Ferro Corporation’s Proxy Statement dated March 26, 2003, which Exhibit is incorporated here by reference.)*
10.13	Ferro Corporation 2006 Long-Term Incentive Plan (Reference is made to Exhibit 10.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)*
10.14	Ferro Corporation Deferred Compensation Plan for Executive Employees. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*

10.15	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.16	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement. (Reference is made to Exhibit 10.11.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)*
10.17	Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.18	Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.19	Employment Agreement between Ferro Corporation and James F. Kirsch. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 19, 2004, which Exhibit is incorporated here by reference.)*
10.20	Form of Indemnification Agreement. (Reference is made to Exhibit 10(f) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.) (James F. Kirsch is the only officer that is party to an indemnification agreement with Ferro Corporation.)*
10.21	Form of Change in Control Agreement. (Reference is made to Exhibit 10(h) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.) (The following executives have change in control agreements with Ferro Corporation: Sallie B. Bailey, James C. Bays, Ann E. Killian, James F. Kirsch, Michael J. Murry, Barry D. Russell and Peter T. Thomas)*
10.22	Separation Agreement and Release between Ferro Corporation and M. Craig Benson. (Reference is made to Exhibit 10(o) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.23	Separation Agreement and Release between Ferro Corporation and Dale G. Kramer. (Reference is made to Exhibit 10(n) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.)*
10.24	Employment Transition Agreement between Ferro Corporation and Thomas M. Gannon. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 26, 2006, which Exhibit is incorporated here by reference.)*
12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.