Form 10-Q
period 2008-03-31
FERRO CORP
filed 2008-05-06
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
216-641-8580
(Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At April 30, 2008, there were 43,709,995 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended
	March 31,
	2008	2007
	(Dollars in thousands,
	except per share amounts)
Net sales	$607,256	$529,705
Cost of sales	493,937	422,925

Gross profit	113,319	106,780
Selling, general and administrative expenses	78,657	78,757
Restructuring charges	4,207	1,531
Other expense (income):
Interest expense	14,029	17,446
Interest earned	(129)	(965)
Foreign currency (gains) losses, net	(1,541)	511
Miscellaneous expense (income), net	1,850	(1,269)

Income before taxes	16,246	10,769
Income tax expense	7,081	4,534

Income from continuing operations	9,165	6,235
Loss from discontinued operations, net of tax	25	156

Net income	9,140	6,079
Dividends on preferred stock	227	286

Net income available to common shareholders	$8,913	$5,793

Per common share data
Basic earnings:
From continuing operations	$0.21	$0.14
From discontinued operations	0.00	0.00

	$0.21	$0.14

Diluted earnings:
From continuing operations	$0.21	$0.14
From discontinued operations	0.00	0.00

	$0.21	$0.14

Cash dividends declared	$0.145	$0.145

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$11,395	$12,025
Accounts and trade notes receivable, net	269,696	245,369
Note receivable from Ferro Finance Corporation	27,376	29,577
Inventories	309,752	262,799
Deferred income taxes	17,423	15,764
Other receivables	48,264	33,419
Other current assets	7,246	8,239

Total current assets	691,152	607,192
Other assets
Property, plant and equipment, net	538,203	519,959
Goodwill	290,299	291,070
Amortizable intangible assets, net	8,964	9,071
Deferred income taxes	101,896	100,935
Other non-current assets	111,870	110,033

Total assets	$1,742,384	$1,638,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$15,744	$5,444
Accounts payable	313,289	269,591
Income taxes	14,260	—
Accrued payrolls	34,372	26,415
Accrued expenses and other current liabilities	102,791	108,882

Total current liabilities	480,456	410,332
Other liabilities
Long-term debt, less current portion	522,065	520,645
Postretirement and pension liabilities	144,507	140,988
Deferred income taxes	10,753	9,848
Other non-current liabilities	62,634	56,644

Total liabilities	1,220,415	1,138,457
Minority interests	9,770	9,896
Series A convertible preferred stock (approximates redemption value)	12,952	13,623
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	164,034	166,391
Retained earnings	470,306	468,190
Accumulated other comprehensive income (loss)	12,000	(7,765)
Common shares in treasury, at cost	(199,416)	(202,855)

Total shareholders’ equity	499,247	476,284

Total liabilities and shareholders’ equity	$1,742,384	$1,638,260

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

						Accumulated	Total
	Common Shares					Other	Share-
	in Treasury		Common	Paid-in	Retained	Comprehensive	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balances at December 31, 2007	8,753	$(202,855)	$52,323	$166,391	$468,190	$(7,765)	$476,284
Net income					9,140		9,140
Other comprehensive income, net of tax:
Foreign currency translation adjustments						21,529	21,529
Postretirement benefit liability adjustments						(375)	(375)
Raw material commodity swap adjustments						848	848
Interest rate swap adjustments						(2,603)	(2,603)

Total comprehensive income							28,539
Cash dividends:
Common					(6,292)		(6,292)
Preferred					(227)		(227)
Income tax benefits				11			11
Stock-based compensation transactions	(216)	3,439		(2,368)			1,071
Adjustment to initially apply FAS No. 158 as of January 1, 2008					(505)	366	(139)

Balances at March 31, 2008	8,537	$(199,416)	$52,323	$164,034	$470,306	$12,000	$499,247

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net income	$9,140	$6,079
Depreciation and amortization	19,036	21,779
Precious metals deposits	—	69,673
Accounts and trade notes receivable, inventories, and accounts payable	(17,563)	(20,036)
Other changes in current assets and liabilities, net	(77)	(10,729)
Other adjustments, net	427	(2,977)

Net cash provided by continuing operations	10,963	63,789
Net cash (used for) provided by discontinued operations	(25)	12

Net cash provided by operating activities	10,938	63,801
Cash flows from investing activities
Capital expenditures for plant and equipment	(15,262)	(12,811)
Proceeds from sale of assets and businesses	148	1,964
Other investing activities	—	158

Net cash used for investing activities	(15,114)	(10,689)
Cash flows from financing activities
Net borrowings (repayments) under short term facilities	3,688	(5,983)
Proceeds from revolving credit facility	180,276	190,034
Proceeds from term loan facility	—	55,000
Principal payments on revolving credit facility	(171,878)	(290,601)
Principal payments on term loan facility	(762)	—
Proceeds from exercise of stock options	—	6,128
Cash dividends paid	(6,519)	(6,529)
Other financing activities	(1,802)	(863)

Net cash provided by (used for) financing activities	3,003	(52,814)
Effect of exchange rate changes on cash and cash equivalents	543	258

(Decrease) increase in cash and cash equivalents	(630)	556
Cash and cash equivalents at beginning of period	12,025	16,985

Cash and cash equivalents at end of period	$11,395	$17,541

Cash paid during the period for:
Interest	$16,836	$20,173
Income taxes	$4,178	$3,698
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three months ended March 31, 2008, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Standards Adopted in the Three Months Ended March 31, 2008
     On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. FAS 157-2”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, (“FAS No. 13”) as well as other accounting pronouncements that address fair value measurement on lease classification or measurement under FAS No. 13 from the scope of FAS No. 157. FSP No. FAS 157-2 delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The portions of these pronouncements that were not delayed were adopted prospectively, and their adoption reduced the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps. We are currently evaluating the impact on our consolidated financial statements of adopting the deferred portions of these pronouncements on January 1, 2009.
     On January 1, 2008, we adopted the measurement provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”). The measurement provisions require companies to measure defined benefit plan assets and obligations as of the annual balance sheet date. Previously, we used September 30 as the measurement date for U.S. pension and other postretirement benefits. We have elected to use the September 30, 2007, measurement of assets and benefit obligations to calculate the fiscal year 2008 expense. Expense for the gap period from September 30 to December 31 is recognized as of January 1, 2008, as a charge of $0.5 million, net of tax, to retained earnings and a credit of $0.4 million, net of tax, to accumulated other comprehensive income.
     On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“FAS No. 159”). This statement permits us to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). For items for which the fair value option has been elected, we would report unrealized gains and losses in earnings at each subsequent reporting date and recognize up-front costs and fees in earnings as incurred. We have not elected to measure any eligible items at fair value, and we do not have any current plans to do so. Therefore, adoption of FAS No. 159 did not have an effect on our consolidated financial statements.
     On January 1, 2008, we adopted Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Previously, we recognized this income tax benefit as an increase to retained earnings. Beginning in 2008, we report this income tax benefit as an increase to paid-in capital.
3. Newly Issued Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2009, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“FAS No. 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of FAS No. 161 to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating its effect on our financial statements.
4. Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Raw materials	$91,849	$74,659
Work in process	49,158	41,640
Finished goods	168,745	146,500

Total	$309,752	$262,799

     In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.0 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively, and were charged to cost of sales. We had on hand $173.8 million at March 31, 2008, and $148.3 million at December 31, 2007, of precious metals owned by financial institutions, measured at fair value based on market prices for identical assets.
5. Property, Plant and Equipment
     Property, plant and equipment is reported net of accumulated depreciation of $742.0 million at March 31, 2008, and $713.5 million at December 31, 2007.

6. Financing and Long-term Debt
     Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Loans payable to banks	$4,902	$954
Current portion of long-term debt	10,842	4,490

Total	$15,744	$5,444

     Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
$200,000 Senior Notes, 9.125%, due January 1, 2009 *	$199,727	$199,636
Revolving credit facility	22,255	13,857
Term loan facility	301,188	301,950
Capitalized lease obligations	9,019	8,924
Other notes	718	768

	532,907	525,135
Less current portion	(10,842)	(4,490)

Total	$522,065	$520,645

*	Net of unamortized discounts.
Credit Rating
     At March 31, 2008, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s Investor Services, Inc. (“Moody’s”) and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facilities
     In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “Amended Credit Facility”). At March 31, 2008, the Amended Credit Facility consisted of a $300 million revolving credit facility, which matures in 2011, and a $305 million term loan facility, which matures in 2012. As part of the agreement, we can request an increase of $50 million in the revolving credit facility. We had $269.1 million at March 31, 2008, and $277.5 million at December 31, 2007, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from April 2008 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made a term loan principal payment of $7.2 million, consisting of the $0.8 million minimum quarterly payment and a $6.4 million additional principal payment.
     The interest rates under the Amended Credit Facility are equal to the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. The average interest rate for revolving credit borrowings was 4.8% at March 31, 2008, and 6.5% at December 31, 2007, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 7.0% at March 31, 2008, and 7.2% at December 31, 2007.
Senior Notes
     The senior notes are due January 1, 2009. We continue to classify the senior notes as noncurrent liabilities, because we have both the intention to refinance them in a way that would extend their maturity beyond one year and the ability to do so through availability under our revolving credit facility. The senior notes are redeemable at our option at any time for the present value of the principal amount then outstanding plus the unpaid interest through maturity. The senior notes are redeemable at the option of the holders only upon a change in control of the Company combined with a rating by either Moody’s or S&P below investment grade as defined in the indenture. Currently, the ratings by Moody’s and S&P of the senior notes are below investment grade.
Receivable Sales Programs
     We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”) for proceeds of up to $100.0 million. Ferro had received net proceeds of $67.3 million at March 31, 2008, and $54.6 million at December 31, 2007, for outstanding receivables. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due, as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the Conduits, provides normal collection and administration services for the trade accounts receivable sold.
     Activity from this program for the three months ended March 31 is detailed below:

	2008	2007
	(Dollars in thousands)
Trade accounts receivable sold to FFC	$261,605	$250,007
Cash proceeds from FFC	263,107	246,716
Trade accounts receivable collected and remitted to FFC and the conduits	250,429	235,616
     In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $87.4 million at March 31, 2008, and $80.8 million at December 31, 2007. The amount of outstanding receivables sold under the international programs was $42.5 million at March 31, 2008, and $42.1 million at December 31, 2007. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions.
     Activity from these programs for the three months ended March 31 is detailed below:

	2008	2007
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$65,543	$31,954
Cash proceeds from financial institutions	64,126	32,583
Trade accounts receivable collected and remitted to financial institutions for programs where we provide collection and administrative services	23,424	22,426

7. Financial Instruments
     The following financial instruments are measured at fair value for disclosure purposes. The carrying values of these instruments may or may not be their fair values.
     Senior Notes. The carrying amount of the senior notes was $199.7 million at March 31, 2008, and $199.6 million at December 31, 2007. The fair value of the senior notes was $202.5 million at March 31, 2008, and $205.0 million at December 31, 2007. The fair value of Ferro’s senior notes is based on a third party’s estimated bid price.
     Revolving credit facility. The carrying amount of the revolving credit facility was $22.3 million at March 31, 2008, and $13.9 million at December 31, 2007. The fair value of the revolving credit facility was $20.5 million at March 31, 2008, and $13.9 million at December 31, 2007. The fair value of the revolving credit facility is based on the present value of expected future cash flows and assumptions about current interest rates. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.
     Term loan facility. The carrying amount of the term loan facility was $301.2 million at March 31, 2008, and $302.0 million at December 31, 2007. The fair value of the term loan facility was $276.7 million at March 31, 2008, and $302.0 million at December 31, 2007. The fair value of the term loan facility is based on the present value of expected future cash flows and assumptions about current interest rates. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.
     The following financial instruments are measured and recorded at fair value on a recurring basis. The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

	Fair Value Measurements
	March 31,	at March 31, 2008			December 31,
	2008	Level 1	Level 2	Level 3	2007
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$47	$—	$47	$—	$16
Raw material commodity swaps	14	—	14	—	—
Precious metals forward contracts	47	—	47	—	755

Total Fair Value	$108	$—	$108	$—	$771

Liabilities
Interest rate swaps	$(12,151)	$—	$(12,151)	$—	$(8,109)
Foreign currency forward contracts	(1,031)	—	(1,031)	—	(284)
Raw material commodity swaps	(477)	—	(477)	—	(1,499)
Precious metals forward contracts	(71)	—	(71)	—	—

Total Fair Value	$(13,730)	$—	$(13,730)	$—	$(9,892)

     Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed rate. We mark these agreements to fair value and recognize the resulting gains or losses as other comprehensive income or loss. In 2007, the fair value of the interest rate swaps was based on settlement prices provided by the counterparties. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value of the swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps.
     Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. We mark these contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses in net foreign currency gains or losses.
     Raw material commodity swaps. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of the commodities for future purchases. We mark these contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as other comprehensive income or loss. After the contracts mature and the materials are sold, the gains and losses are recognized as part of cost of sales.
     Precious metals forward contracts. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these agreements, with purchase commitments totaling $13.8 million at March 31, 2008, are designated as normal purchase contracts and are not marked to fair value. We mark the remaining precious metal contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as miscellaneous income or expense.
8. Income Taxes
     Income tax expense for the three months ended March 31, 2008 was $7.1 million or 43.6% of pre-tax income compared with $4.5 million or 42.1% in the prior-year quarter ended March 2007. The primary reasons for the increase in the effective tax rate were a change in the mix of income by country, a relatively high level of current year earnings repatriated from outside the United States and an increase in the valuation allowance, net of adjustments to prior year accruals, of $0.6 million.
     During the first quarter of 2008, we allocated income tax expense (benefit) directly to shareholders’ equity for the following items: $0.5 million for raw material commodity swap adjustments, $(1.4) million for interest rate swap adjustments, and $0.2 million for the adjustments to initially apply FAS No. 158. During the first quarter of 2007, we allocated income tax expense (benefit) directly to shareholders’ equity for the following items: $0.2 million for postretirement benefit liability adjustments and $(0.2) million for raw material commodity swap adjustments.
     The Company conducts business globally, and, as a result, the U.S. parent company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world, including Spain, France, Germany, Netherlands, Italy, Japan, Portugal, and the United Kingdom. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2000.
9. Contingent Liabilities
     In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. The settlement agreement was approved by the United States District Court for the Eastern District of Pennsylvania in December 2007. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing. The Company is vigorously defending the remaining two civil actions alleging antitrust violations in the heat stabilizer industry, which are in their preliminary stages; therefore, we cannot determine the outcomes of these lawsuits at this time. In December 2006, we filed a lawsuit against the former owner of our heat stabilizer business seeking indemnification for the defense of these lawsuits and any resulting payments by the Company. These payments include approximately $6.3 million to the class of direct purchasers and a plaintiff that opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company. In April 2008, the United States District Court for the Northern District of Ohio dismissed our lawsuit, and we have appealed the court’s decision to the Sixth Circuit Court of Appeals.
     In October 2004, the Belgian Ministry of Economic Affairs’ Commercial Policy Division (the “Ministry”) served on our Belgian subsidiary a mandate requiring the production of certain documents related to an alleged cartel among producers of butyl benzyl phthalate (“BBP”) from 1983 to 2002. Subsequently, German and Hungarian authorities initiated their own national investigations related to the same allegations. In December 2005, the Hungarian authorities imposed a de minimis fine on our Belgian subsidiary; in October 2007, the German authorities imposed a fine of approximately $0.6 million; and in April 2008, the Belgian authorities imposed a fine of approximately $0.3 million. We do not expect further actions from these authorities.
     There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
     The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $18.2 million at March 31, 2008, and $17.7 million at December 31, 2007. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
10. Retirement Benefits
     Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$50	$316	$1,501	$1,592	$16	$152
Interest cost	5,177	5,028	2,939	2,260	731	859
Expected return on plan assets	(5,663)	(5,123)	(2,133)	(1,791)	—	—
Amortization of prior service cost	25	40	24	27	(411)	(293)
Net amortization and deferral	624	1,476	57	141	—	—
Curtailment and settlement effects	—	250	—	—	—	—

Net periodic benefit cost	$213	$1,987	$2,388	$2,229	$336	$718

     The change in net periodic cost is due primarily to restructuring activities related to closing the Company’s Niagara Falls, New York, and Rotterdam, The Netherlands, manufacturing facilities, the freezing of pension benefits at several U.S. plants, and the limiting of eligibility for retiree medical and life insurance coverage for nonunion employees. In the first quarter of 2007, we recorded curtailment losses of $0.3 million for pension benefits related to the Niagara Falls, New York, closing.

11. Stock-Based Compensation
     The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the three months ended March 31:

	2008	2007
	(Dollars in thousands)
Stock options	$486	$812
Performance shares	45	509
Deferred stock units	127	111
Restricted shares	41	—

Total	$699	$1,432

     The following table contains information regarding the stock-based compensation as of and for the three month period ended March 31, 2008:

			Aggregate
			Grant Date
	Number of	Weighted-	Fair Value of	Remaining
	Shares or	Average Fair	Shares or	Service or
	Units	Value per	Units	Performance
	Granted	Share or Unit	Granted	Period
			(Dollars in
			thousands)	(In years)
Stock options	479,300	$4.18	$2,003	3.9
Performance shares	76,825	17.26	1,326	2.9
Deferred stock units	34,200	16.69	571	0.9
Restricted shares	92,400	17.26	1,595	2.9
     The stock-based compensation transaction in shareholders’ equity consisted of the following for the three months ended March 31, 2008:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	—	$427	$59
Performance shares, net	(77)	1,390	(1,217)
Deferred stock units	—	127	—
Directors’ deferred compensation	—	(462)	462
Preferred stock conversions	(47)	243	1
Restricted shares	(92)	1,714	(1,673)

Total	(216)	$3,439	$(2,368)

Restricted Share Awards
     Under the 2006 Long-Term Incentive Plan, the Company may award restricted shares of Ferro common stock. The restricted shares vest in three years from the date of the award and are forfeited if the recipient’s employment terminates, except in the case of death or disability. During the vesting period, the recipient is not entitled to exercise rights pertaining to the restricted shares, including the right to vote such shares, and dividends on the restricted shares are deferred without interest. Following the vesting period, the recipient may not dispose of the shares for two years, without Ferro’s prior written consent. The first restricted shares were awarded in 2008.

12. Restructuring and Cost Reduction Programs
     During 2008, we continued several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.
     In July 2006, we announced that we were restructuring our European operations, including a portion of our Performance Coatings and Color and Glass Performance Materials segments. This program affected operations in Spain, Italy, Portugal, France, and Germany. We expect these actions to significantly reduce the cost structure of our manufacturing operations. As a result of these activities, since July 2006, we reduced our workforce by approximately 115 employees and are evaluating further workforce reductions. Revised total anticipated charges through 2009 amount to $17.3 million. Charges incurred through 2007 amounted to $9.0 million. The first-quarter 2008 restructuring charges include $0.6 million for employee severance costs and $0.1 million of accrual reversals.
     In May 2007, we initiated discussions with representatives of workers at our Rotterdam, The Netherlands, Porcelain Enamel manufacturing site regarding possible restructuring actions. In September 2007, we reached an agreement with the Rotterdam Works Council. As a result, the Company will discontinue porcelain enamel frit manufacturing at its Rotterdam facility in 2008 and will consolidate production at other European facilities. This consolidation will result in the reduction of 84 employees. Restructuring charges are expected to total $25.0 million with completion anticipated by the end of the third quarter 2008. During 2007, we recorded $11.8 million in restructuring charges and an additional $0.5 million for inventory write downs included in cost of sales. During the first quarter of 2008, we recorded $1.0 million for employee severance costs, $1.5 million for future minimum lease obligations and $0.1 million in other costs.
     In November 2007 and March 2008, we initiated additional restructuring plans for our Performance Coatings and Color and Glass Performance Materials segments. These restructuring plans will result in the reduction of approximately 84 employees. Total estimated employee termination charges through 2008 are $5.3 million. During 2007, we recorded total charges of $1.4 million. In the first quarter of 2008, we recorded $0.7 million of additional restructuring charges.
     In February 2008, we announced the closing of a Plastics facility in Aldridge, United Kingdom. This closure resulted in the reduction of 8 employees at the anticipated cost of $1.1 million. During the first quarter of 2008, we recorded $0.2 million in severance costs and $0.2 million in lease termination costs.
     We have summarized the activities and accrual balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other
	Benefits	Costs	Total
	(Dollars in thousands)
Balance, December 31, 2007	$8,381	$1,560	$9,941
Restructuring charges	2,421	1,786	4,207
Cash payments	(4,336)	(348)	(4,684)
Currency translation adjustment	500	212	712
Non-cash items	(82)	—	(82)

Balance, March 31, 2008	$6,884	$3,210	$10,094

     We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily within the next twelve months, except where legal or contractual restrictions prevent us from doing so.

13. Discontinued Operations
     Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales, income before taxes or related tax expense, or cash flows from investing or financing activities from discontinued operations in the three months ended March 31, 2008 or 2007. The loss from discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. The loss from discontinued operations resulted in the following pre-tax loss and related income tax benefit for the three months ended March 31:

	2008	2007
	(Dollars in thousands)
Pre-tax loss	$41	$256
Tax benefit	16	100

Net of tax loss	$25	$156

     We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $3.3 million at March 31, 2008, and $3.3 million at December 31, 2007, for these matters.
14. Earnings per Share
     Details of the calculation of basic and diluted earnings per share for the three months ended March 31 are shown below:

	2008	2007
	(In thousands,
	except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$8,913	$5,793
Add back: Loss from discontinued operations	25	156

	$8,938	$5,949

Weighted-average common shares outstanding	43,160	42,708

Basic earnings per share from continuing operations	$0.21	$0.14

Diluted earnings per share computation:
Net income available to common shareholders	$8,913	$5,793
Add back: Loss from discontinued operations	25	156
Plus: Convertible preferred stock	—	—

	$8,938	$5,949

Weighted-average common shares outstanding	43,160	42,708
Assumed exercise of stock options	—	—
Assumed satisfaction of performance share conditions	75	55
Assumed satisfaction of deferred stock unit conditions	3	5
Assumed conversion of convertible preferred stock	—	—

Weighted-average diluted shares outstanding	43,238	42,768

Diluted earnings per share from continuing operations	$0.21	$0.14

15. Comprehensive Income
     The components of comprehensive income for the three months ended March 31 were as follows:

	2008	2007
	(Dollars in thousands)
Net income	$9,140	$6,079
Other comprehensive income, net of tax:
Foreign currency translation adjustments	21,529	6,900
Postretirement benefit liability adjustments	(375)	263
Raw material commodity swap adjustments	848	(391)
Interest rate swap adjustments	(2,603)	—

Comprehensive income	$28,539	$12,851

16. Reporting for Segments
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
     The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2007. We measure segment income for internal reporting purposes as net operating profit before interest and taxes. Segment income excludes unallocated corporate expenses and charges associated with restructuring and cost reduction programs. Unallocated corporate expenses primarily consist of corporate employment costs and professional services.
     Net sales to external customers by segment for the three months ended March 31 are presented in the table below. Sales between segments were not material:

	2008	2007
	(Dollars in thousands)
Performance Coatings	$160,792	$138,815
Electronic Materials	140,993	112,944
Color and Glass Performance Materials	128,840	105,700
Polymer Additives	92,311	82,513
Specialty Plastics	61,793	66,961
Other Businesses	22,527	22,772

Total net sales	$607,256	$529,705

     Below are each segment’s income and reconciliations to income before taxes from continuing operations for the three months ended March 31:

	2008	2007
	(Dollars in thousands)
Performance Coatings	$9,480	$10,683
Electronic Materials	8,749	6,083
Color and Glass Performance Materials	15,436	15,067
Polymer Additives	2,719	3,106
Specialty Plastics	1,487	3,139
Other Businesses	3,845	3,691

Total segment income	41,716	41,769
Unallocated corporate expenses	7,054	13,746
Restructuring charges	4,207	1,531
Other expense, net	14,209	15,723

Income before income taxes from continuing operations	$16,246	$10,769

     We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. We have detailed net sales by geographic region for the three months ended March 31 in the table below:

	2008	2007
	(Dollars in thousands)
United States	$252,274	$238,406
International	354,982	291,299

Total net sales	$607,256	$529,705

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Net income for the three months ended March 31, 2008, was $9.1 million, up 50.4% from $6.1 million in the first three months of 2007. Earnings increased primarily as a result of higher sales that resulted in increased gross profit, lower interest expense, a gain from foreign currency transactions and lower selling, general and administrative expenses. These increases were partially offset by higher restructuring expenses.
     In the quarter, net sales increased by 14.6% as a result of higher sales in Electronic Materials, Color and Glass Performance Materials, Performance Coatings and Polymer Additives. Sales in Specialty Plastics and Other Businesses declined from the first quarter of 2007.
     Raw material costs increased in the quarter, compared with the prior-year period, resulting in gross profit growing more slowly than sales. Cost increases affected materials such as bismuth, cobalt, chrome, soybean oil, and tallow that are used in many of our products. Increased precious metal prices also increased sales and the cost of goods sold, as precious metal costs are generally passed through to customers with minimal gross profit contribution.
     Selling, general and administrative (“SG&A”) expense was essentially flat in the first quarter of 2008. Combined with the higher sales, SG&A declined to 13.0% of sales, compared with 14.9% in the first quarter of 2007. Selling, general and administrative costs increased primarily as a result of changes in foreign currency exchange rates, offset by the beneficial effects of prior restructuring and other expense reduction efforts across the business and favorable litigation developments.
     Interest expense declined in the three months ending March 31, 2008, compared with the first three months of 2007 as a result of lower average borrowing levels and lower interest rates. In addition, in the first quarter of 2007, we recorded a $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements.
     Inventories, accounts receivable and accounts payable increased in the first three months of 2008, as a result of the higher sales in the quarter and the effects of changes in foreign currency exchange rates.
Outlook
     Economic conditions continue to be mixed, with an outlook for slower general economic growth in most markets. Markets in the United States that are related to residential housing, automobiles and automotive parts, and appliances are expected to continue a pattern of weak demand that existed in 2007. This market weakness is expected to affect the volume of products sold in our Specialty Plastics, Polymer Additives, Color and Glass Performance Materials, and Performance Coatings segments. Markets outside of the United States are generally stronger, although rates of growth are expected to be lower than levels experienced in 2007.
     We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operations.
     Factors that could adversely affect the Company’s future financial performances are contained within “Risk Factors” included under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations
Comparison of the three months ended March 31, 2008 and 2007

	Three months ended
	March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$607,256	$529,705	$77,551	14.6%
Cost of sales	493,937	422,925	71,012	16.8%

Gross profit	113,319	106,780	6,539	6.1%
Gross profit percentage	18.7%	20.2%
Selling, general and administrative expenses	78,657	78,757	(100)	(0.1%)
Restructuring charges	4,207	1,531	2,676	174.8%
Other expense (income):
Interest expense	14,029	17,446	(3,417)	(19.6%)
Interest earned	(129)	(965)	836	(86.6%)
Foreign currency (gains) losses, net	(1,541)	511	(2,052)	(401.6%)
Miscellaneous expense (income), net	1,850	(1,269)	3,119	(245.8%)

Income before taxes	16,246	10,769	5,477	50.9%
Income tax expense	7,081	4,534	2,547	56.2%

Income from continuing operations	9,165	6,235	2,930	47.0%
Loss on disposal of discontinued operations, net of tax	25	156	(131)	(84.0%)

Net income	$9,140	$6,079	$3,061	50.4%

Diluted earnings per share	$0.21	$0.14	$0.07	50.0%

     Sales in the quarter ended March 31, 2008, increased by 14.6%, driven by increased product pricing and favorable changes in foreign exchange rates. Volume contributed modestly to sales growth in the quarter, with higher sales volumes in Electronic Materials, Performance Coatings and Color and Glass Performance Materials partially offset by the effects of lower sales volumes in Polymer Additives and Specialty Plastics. Sales grew in all regions, led by growth in Asia and Europe.
     Gross profit was higher in the first quarter of 2008 as a result of higher sales and manufacturing cost reduction programs, partially offset by higher raw material costs. Gross profit was reduced by $0.2 million in the quarter as a result of accelerated depreciation charges associated with our manufacturing rationalization programs. Charges, primarily for manufacturing rationalization activities, reduced gross profit by $2.2 million in the first three months of 2007. During the first quarter of 2008 we also incurred additional costs of approximately $3.3 million associated with the manufacturing interruption that occurred at our Bridgeport, New Jersey, manufacturing plant in December 2007. These costs are included in the results for the Polymer Additives segment. Gross margin, as a percent of sales, was negatively impacted by higher raw material costs, including precious metal costs, which are generally passed through to customers with minimal gross profit contribution.
     Selling, general and administrative (“SG&A”) expenses declined to 13.0% of sales in the first quarter from 14.9% of sales in the first quarter of 2007. SG&A expense increased primarily as a result of changes in foreign currency exchange rates. This increase was offset as a result of previous expense reduction efforts across our businesses, a favorable variation in period health care costs and lower pension expense resulting from previously implemented benefit plan changes. During the first quarter of 2008, SG&A expense included a net benefit of $0.4 million, primarily from favorable litigation developments, partially offset by expenses related to corporate development activities. Charges of $0.3 million, primarily related to corporate development activities, were included in the 2007 first quarter SG&A expense.

     Restructuring charges of $4.2 million were recorded in the first three months of 2008, compared with charges of $1.5 million in the first quarter of 2007. The 2008 charges were primarily related to our manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials segments in Europe.
     Interest expense was lower in the three months ended March 31, 2008. In the first quarter of 2007, we recorded a non-recurring $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements. In the first quarter of 2008, our average borrowing levels were lower and the interest rate on our revolving credit facility was lower than in the prior-year period.
     Miscellaneous expense was $1.9 million in the first three months of 2008, compared with miscellaneous income of $1.3 million in the prior-year period. We recorded expenses of $0.8 million on forward contracts during the first quarter of 2008, mostly related to precious metals. In the first quarter of 2007, we recorded income of $0.5 million related to forward contracts. The first quarter of 2007 also included a $1.9 million gain on the sale of property, which did not recur in 2008.
     Income tax expense for the three months ended March 31, 2008 was $7.1 million or 43.6% of pre-tax income compared with $4.5 million or 42.1% in the prior-year quarter ended March 2007. The primary reasons for the increase in the effective tax rate were a change in the mix of income by country and a relatively high level of current year earnings repatriated from outside the United States.
     There were no new businesses included in discontinued operations in the first quarter of 2008.

	Three months ended
	March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$160,792	$138,815	$21,977	15.8%
Electronic Materials	140,993	112,944	28,049	24.8%
Color & Glass Performance Materials	128,840	105,700	23,140	21.9%
Polymer Additives	92,311	82,513	9,798	11.9%
Specialty Plastics	61,793	66,961	(5,168)	(7.7%)
Other Businesses	22,527	22,772	(245)	(1.1%)

Total segment sales	$607,256	$529,705	$77,551	14.6%

Segment Operating Income
Performance Coatings	$9,480	$10,683	$(1,203)	(11.3%)
Electronic Materials	8,749	6,083	2,666	43.8%
Color & Glass Performance Materials	15,436	15,067	369	2.4%
Polymer Additives	2,719	3,106	(387)	(12.5%)
Specialty Plastics	1,487	3,139	(1,652)	(52.6%)
Other Businesses	3,845	3,691	154	4.2%

Total segment operating income	$41,716	$41,769	$(53)	(0.1%)

          Performance Coatings Segment Results. Sales increased in Performance Coatings due to higher sales of tile coatings and porcelain enamel products. The sales increase was driven by higher volume and favorable changes in foreign currency exchange rates, partially offset by a less favorable mix of products. Sales grew in Europe, Asia and Latin America and declined in the United States. Operating income declined during the first quarter, as the result of lower income from porcelain enamel products. For the quarter, the effects of higher raw material costs and lower sales volume in porcelain enamel offset the positive effects of higher product prices and increased tile coatings sales volume.
          Electronic Materials Segment Results. Sales grew in Electronic Materials reflecting continued robust demand for metal pastes and powders and, to a lesser extent, surface finishing materials, and favorable changes in foreign currency exchange rates. Sales growth was the greatest in Asia and the United States, while sales declined in Europe, primarily as a result of lower sales of dielectric materials sourced from our European manufacturing site. Operating income increased as a result of the positive effects of higher sales volumes, a more favorable product mix and benefits from prior-period manufacturing restructuring activities.
          Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of higher sales of glass coatings and performance pigment materials. The primary drivers of the increased sales were favorable foreign currency exchange rates, product price increases, and higher volumes. Sales were higher in all regions, led by increases in Europe and the United States. Operating income increased as a result of higher product prices that were largely offset by higher raw material costs.
          Polymer Additives Segment Results. Sales increased in the Polymer Additives segment primarily as a result of higher product pricing and favorable changes in foreign exchange rates, partially offset by the effects of lower volumes. Sales increased in the United States and Europe, the segment’s two primary sales regions. Operating income declined from the prior-year quarter. During the first quarter of 2008, the business incurred costs of approximately $3.3 million resulting from an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location. The initial discharge occurred in December 2007, and the remediation costs continued into the first quarter of 2008. We do not expect any additional costs in future periods related to this incident. During the quarter, product pricing positively contributed to operating income, although the effects were partially offset by increased raw material costs.
          Specialty Plastics Segment Results. Sales declined in the Specialty Plastics segment primarily as a result of weak demand in the United States, particularly from customers in the automotive parts and appliance industries. As a result of the weak demand, volume declined. The resulting negative effect on sales was not fully offset by improved product pricing. Sales declined in each of the segment’s product lines, compared with the prior-year period. Operating income declined as a result of the lower sales volume and increased raw material costs, partially offset by increased product pricing. Lower manufacturing costs and SG&A expenses also contributed positively to operating income.
          Other Businesses Segment Results. Sales declined slightly in the Other Businesses segment as a result of lower sales of pharmaceutical products. Sales of fine chemicals increased compared with the first quarter of 2007. The sales decline occurred in the United States, while sales in Asia increased. Operating income increased primarily as a result of improved pricing of our fine chemicals products and lower costs in our pharmaceutical manufacturing, partially offset by raw material costs increases in our fine chemicals business, and product mix changes and volume declines in multiple product areas.

	Three months ended
	March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$252,274	$238,406	$13,868	5.8%
International	354,982	291,299	63,683	21.9%

Total	$607,256	$529,705	$77,551	14.6%

     Sales increased in all regions in the first quarter of 2008. In the United States, sales increased in the Electronic Materials, Color and Glass Performance Materials and Polymer Additives segments. Sales in the United States declined in the Specialty Plastics, Performance Coatings and Other Businesses segments. International sales increased in Asia, Europe and Latin America. The international sales increases were distributed across all segments, led by the Performance Coatings, Color and Glass Performance Materials and Electronic Materials segments.

Summary of Cash Flows for the three months ended March 31, 2008 and 2007

	Three months ended
	March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Net cash provided by operating activities	$10,938	$63,801	$(52,863)	(82.9%)
Net cash used for investing activities	(15,114)	(10,689)	(4,425)	41.4%
Net cash provided by (used for) financing activities	3,003	(52,814)	55,817	(105.7%)
Effect of exchange rate changes on cash and cash equivalents	543	258	285	110.5%

(Decrease) increase in cash and cash equivalents	$(630)	$556	$(1,186)	(213.3%)

     Cash flows from operating activities decreased by $52.9 million in the first quarter of 2008 compared with the same quarter of 2007. In the first quarter of 2007, we received $69.7 million of deposits held by financial institutions under our precious metals consignment program. Deposit requirements were eliminated during 2007. Operating cash flows benefited from $13.1 million of other changes in working capital, primarily related to increases in accounts payable in the first quarter of 2008 and payments reducing accrued liabilities in the comparable 2007 period.
     Cash used for investing activities increased by $4.4 million, primarily due to higher capital expenditures of $2.5 million and lower proceeds from sales of assets and liabilities of $1.8 million.
     Cash flows from financing activities increased by $55.8 million, of which $62.9 million related to changes in borrowing activity. In the first quarter of 2008, we borrowed $11.3 million, while in the prior-year quarter, we used cash to reduce our debt by $51.6 million. The first quarter of 2007 also included $6.1 million in proceeds to the Company from the exercise of stock options.
Capital Resources and Liquidity
Credit Rating
     At March 31, 2008, the Company’s senior credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facility
     In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “Amended Credit Facility”). At March 31, 2008, the Amended Credit Facility consisted of a $300 million revolving credit facility, which matures in 2011, and a $305 million term loan facility, which matures in 2012. As part of the agreement, we can request an increase of $50 million in the revolving credit facility. At March 31, 2008, we were in compliance with the covenants of the Amended Credit Facility.
     At March 31, 2008, we had borrowed $22.3 million of the revolver and had $269.1 million available, after reductions for standby letters of credit secured by this facility. At March 31, 2008, we had borrowed $301.2 million in term loans. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from April 2008 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made a term loan principal payment of $7.2 million, consisting of the $0.8 million minimum quarterly payment and a $6.4 million additional principal payment.

Senior Notes and Debentures
     At March 31, 2008, we had $200.0 million principal amount outstanding under senior notes, and we were in compliance with the covenants under their indentures. The senior notes are due January 1, 2009. We continue to classify the senior notes as noncurrent liabilities, because we have both the intention to refinance them in a way that would extend their maturity beyond one year and the ability to do so through availability under our revolving credit facility.
Off Balance Sheet Arrangements
     Receivable Sales Programs. We sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable under an asset securitization program. This program, which expires in 2009, accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“Conduits”) for proceeds of up to $100.0 million. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At March 31, 2008, Ferro had received net proceeds of $67.3 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $27.4 million.
     In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $87.4 million at March 31, 2008. The amount of outstanding receivables sold under the international programs was $42.5 million at March 31, 2008.
     Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. At March 31, 2008, we had on hand $173.8 million of precious metals owned by financial institutions, measured at fair value.
     Bank Guarantees and Standby Letters of Credit. At March 31, 2008, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $18.2 million. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments.
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
     We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. We generally announce publicly divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.
Critical Accounting Policies and Their Application
     There are no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Newly Adopted Accounting Standards
     On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. FAS 157-2”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, (“FAS No. 13”) as well as other accounting pronouncements that address fair value measurement on lease classification or measurement under FAS No. 13 from the scope of FAS No. 157. FSP No. FAS 157-2 delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The portions of these pronouncements that were not delayed were adopted prospectively, and their adoption reduced the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps. We are currently evaluating the impact on our consolidated financial statements of adopting the deferred portions of these pronouncements on January 1, 2009.
     On January 1, 2008, we adopted the measurement provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”). The measurement provisions require companies to measure defined benefit plan assets and obligations as of the annual balance sheet date. Previously, we used September 30 as the measurement date for U.S. pension and other postretirement benefits. We have elected to use the September 30, 2007, measurement of assets and benefit obligations to calculate the fiscal year 2008 expense. Expense for the gap period from September 30 to December 31 is recognized as of January 1, 2008, as a charge of $0.5 million, net of tax, to retained earnings and a credit of $0.4 million, net of tax, to accumulated other comprehensive income.
     On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“FAS No. 159”). This statement permits us to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). For items for which the fair value option has been elected, we would report unrealized gains and losses in earnings at each subsequent reporting date and recognize up-front costs and fees in earnings as incurred. We have not elected to measure any eligible items at fair value, and we do not have any current plans to do so. Therefore, adoption of FAS No. 159 did not have an effect on our consolidated financial statements.
     On January 1, 2008, we adopted Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Previously, we recognized this income tax benefit as an increase to retained earnings. Beginning in 2008, we report this income tax benefit as an increase to paid-in capital.
Newly Issued Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2009, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“FAS No. 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of FAS No. 161 to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating its effect on our financial statements.
Risk Factors
     Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. A detailed description of such uncertainties, risks and other factors is contained under the heading “Risk Factors” of Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risks is generally limited to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and energy.
     Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed versus variable-rate debt after considering the interest rate environment and expected future cash flows. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements. These swaps effectively convert a portion of our variable-rate debt to a fixed rate. Our objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.
     We operate internationally and enter into transactions denominated in foreign currencies. These transactions expose us to gains and losses arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We manage this risk by entering into forward currency contracts that offset these gains and losses.
     We are also subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these precious metals agreements, with purchase commitments totaling $13.8 million at March 31, 2008, are designated as normal purchase contracts and are not marked to market. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, are not marked to market, and had purchase commitments totaling $19.8 million at March 31, 2008.

     The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands,
	except as noted)
Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$2,920	$2,636
Fixed-rate debt:
Carrying amount	$200,445	$200,404
Fair value	$203,161	$205,705
Change in fair value from 1% increase in interest rate	$(1,446)	$(1,929)
Change in fair value from 1% decrease in interest rate	$1,463	$1,957
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(12,151)	$(8,109)
Change in fair value from 1% increase in interest rate	$4,465	$5,000
Change in fair value from 1% decrease in interest rate	$(4,609)	$(5,181)
Foreign currency forward contracts:
Notional amount	$166,994	$142,638
Carrying amount and fair value	$(984)	$(268)
Change in fair value from 10% appreciation of U.S. dollar	$(1,062)	$(1,402)
Change in fair value from 10% depreciation of U.S. dollar	$1,298	$1,714
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	1,532	1,171
Carrying amount and fair value	$(463)	$(1,499)
Change in fair value from 10% change in forward prices	$718	$507
Precious metals forward contracts:
Notional amount (in troy ounces)	63,285	159,648
Carrying amount and fair value	$(24)	$755
Change in fair value from 10% change in forward prices	$360	$612

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
     As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. We have taken measures to improve our internal controls and procedures; however, there has not been adequate time for us to conclude that the material weakness in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2007, has been fully remediated. Therefore, Ferro’s management, including its Chief Executive Officer and its Chief Financial Officer, has concluded that, as of March 31, 2008, Ferro’s disclosure controls and procedures were not effective.
     Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
     During the first quarter of 2008, there were no material changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2008	FERRO CORPORATION (Registrant)
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008

/s/ Sallie B. Bailey
Sallie B. Bailey
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.
Exhibit:
3	Articles of Incorporation and by-laws

3.1	Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 3(a) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 3(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 3(c) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

3.4	Ferro Corporation Code of Regulations. (Reference is made to Exhibit 3.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)

4	Instruments defining rights of security holders, including indentures

4.1	The rights of the holders of Ferro’s Debt Securities issued and to be issued pursuant to an Indenture between Ferro and J. P. Morgan Trust Company, National Association (successor-in-interest to Chase Manhattan Trust Company, National Association) as Trustee, are described in the Indenture, dated March 25, 1998. (Reference is made to Exhibit 4(b) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, which Exhibit is incorporated here by reference.)

4.2	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of J. P. Morgan Trust Company, National Association, as Trustee, for the benefit of the Trustee and the Holders under the Indentures. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)

4.3	Collateral Sharing Agreement, dated as of June 6, 2006, among National City Bank, as Collateral Agent under the Credit Agreement, J.P. Morgan Trust Company, National Association, as Trustee under the Indentures, and Ferro Corporation and each other Person listed on the signature pages, as Obligors. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)

4.4	Officers’ Certificate dated December 20, 2001, pursuant to Section 301 of the Indenture dated as of March 25, 1998, between the Company and J. P. Morgan Trust Company, National Association (the successor-in-interest to Chase Manhattan Trust Company, National Association), as Trustee (excluding exhibits thereto). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)

4.5	Form of Global Note (9 1/8 % Senior Notes due 2009). (Reference is made to Exhibit 4.3 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts

10.1	Purchase Agreement, dated as of April 1, 2008, among Ferro Color & Glass Corporation, Ferro Pfanstiehl Laboratories, Inc. and Ferro Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)

10.2	Amended and Restated Purchase and Contribution Agreement, dated as of April 1, 2008, between Ferro Corporation and Ferro Finance Corporation. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)

10.3	Second Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2008, among Ferro Finance Corporation, as Seller, and CAFCO, LLC, as the Investor, and Citibank, N.A., as a Bank, and Citicorp North America, Inc., as the Agent, and Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., as Originators, and Ferro Corporation, as Collection Agent and Originator. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)

10.4	Purchase Agreement, dated March 21, 2008, between Ferro (Holland) B.V. and Brix Houwelingen Projecten XVIII B.V. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 26, 2008, which Exhibit is incorporated here by reference.)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.