Form 10-Q
period 2008-06-30
FERRO CORP
filed 2008-08-05
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At July 31, 2008, there were 43,719,321 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Net sales	$650,396	$553,658	$1,257,652	$1,083,363
Cost of sales	527,012	446,131	1,020,949	869,056

Gross profit	123,384	107,527	236,703	214,307
Selling, general and administrative expenses	81,191	84,386	159,848	163,143
Restructuring charges	9,031	332	13,238	1,863
Other expense (income):
Interest expense	13,214	14,286	27,243	31,732
Interest earned	(142)	(189)	(271)	(1,154)
Foreign currency losses (gains), net	650	423	(891)	934
Miscellaneous expense (income), net	2,082	883	3,932	(386)

Income before taxes	17,358	7,406	33,604	18,175
Income tax expense	8,002	2,808	15,083	7,342

Income from continuing operations	9,356	4,598	18,521	10,833
(Gain) loss from discontinued operations, net of tax	(9)	58	16	214

Net income	9,365	4,540	18,505	10,619
Dividends on preferred stock	223	259	450	545

Net income available to common shareholders	$9,142	$4,281	$18,055	$10,074

Per common share data
Basic earnings:
From continuing operations	$0.21	$0.10	$0.42	$0.24
From discontinued operations	0.00	0.00	0.00	0.00

	$0.21	$0.10	$0.42	$0.24

Diluted earnings:
From continuing operations	$0.21	$0.10	$0.42	$0.24
From discontinued operations	0.00	0.00	0.00	0.00

	$0.21	$0.10	$0.42	$0.24

Cash dividends declared	$0.145	$0.145	$0.290	$0.290

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$13,390	$12,025
Accounts and trade notes receivable, net	281,858	245,369
Note receivable from Ferro Finance Corporation	28,442	29,577
Inventories	316,783	262,799
Deferred income taxes	24,454	15,764
Other receivables	47,516	33,419
Other current assets	6,332	8,239

Total current assets	718,775	607,192
Other assets
Property, plant and equipment, net	534,761	519,959
Goodwill	290,340	291,070
Amortizable intangible assets, net	8,864	9,071
Deferred income taxes	106,415	100,935
Other non-current assets	111,779	110,033

Total assets	$1,770,934	$1,638,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$9,163	$5,444
Accounts payable	293,539	269,591
Income taxes	27,827	—
Accrued payrolls	33,157	26,415
Accrued expenses and other current liabilities	103,482	108,882

Total current liabilities	467,168	410,332
Other liabilities
Long-term debt, less current portion	561,790	520,645
Postretirement and pension liabilities	143,404	140,988
Deferred income taxes	12,542	9,848
Other non-current liabilities	57,862	56,644

Total liabilities	1,242,766	1,138,457
Minority interests	9,988	9,896
Series A convertible preferred stock (approximates redemption value)	12,764	13,623
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	165,968	166,391
Retained earnings	473,154	468,190
Accumulated other comprehensive income (loss)	14,495	(7,765)
Common shares in treasury, at cost	(200,524)	(202,855)

Total shareholders’ equity	505,416	476,284

Total liabilities and shareholders’ equity	$1,770,934	$1,638,260

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

						Accumulated	Total
	Common Shares					Other	Share-
	in Treasury		Common	Paid-in	Retained	Comprehensive	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balances at December 31, 2007	8,753	$(202,855)	$52,323	$166,391	$468,190	$(7,765)	$476,284
Net income					18,505		18,505
Other comprehensive income, net of tax:
Foreign currency translation adjustments						21,247	21,247
Postretirement benefit liability adjustments						(414)	(414)
Raw material commodity swap adjustments						455	455
Interest rate swap adjustments						606	606

Total comprehensive income							40,399
Cash dividends:
Common					(12,586)		(12,586)
Preferred					(450)		(450)
Income tax benefits				21			21
Stock-based compensation transactions	(149)	2,331		(444)			1,887
Adjustment to initially apply FAS No. 158 as of January 1, 2008					(505)	366	(139)

Balances at June 30, 2008	8,604	$(200,524)	$52,323	$165,968	$473,154	$14,495	$505,416

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net income	$18,505	$10,619
Depreciation and amortization	38,244	43,992
Precious metals deposits	—	70,073
Accounts and trade notes receivable, inventories, and accounts payable	(55,550)	(26,190)
Note receivable from Ferro Finance Corporation	1,135	(14,116)
Other changes in current assets and liabilities, net	14,394	(7,367)
Other adjustments, net	(10,019)	(7,149)

Net cash provided by continuing operations	6,709	69,862
Net cash used for discontinued operations	(16)	(45)

Net cash provided by operating activities	6,693	69,817
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(34,572)	(30,921)
Proceeds from sale of assets and businesses	310	1,964
Dividends received from affiliates	336	859

Net cash used for investing activities	(33,926)	(28,098)
Cash flows from financing activities
Net borrowings (repayments) under short-term facilities	3,478	10,850
Proceeds from revolving credit facility	430,347	410,295
Proceeds from term loan facility	—	55,000
Principal payments on revolving credit facility	(380,074)	(507,649)
Principal payments on term loan facility	(7,927)	(1,525)
Debt issue costs paid	—	(2,086)
Proceeds from exercise of stock options	—	8,233
Cash dividends paid	(13,036)	(13,041)
Other financing activities	(4,238)	(1,325)

Net cash provided by (used for) financing activities	28,550	(41,248)
Effect of exchange rate changes on cash and cash equivalents	48	339

Increase in cash and cash equivalents	1,365	810
Cash and cash equivalents at beginning of period	12,025	16,985

Cash and cash equivalents at end of period	$13,390	$17,795

Cash paid during the period for:
Interest	$26,493	$28,680
Income taxes	$5,243	$6,774
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and six months ended June 30, 2008, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Standards Adopted in the Six Months Ended June 30, 2008
On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. FAS 157-2”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, (“FAS No. 13”) as well as other accounting pronouncements that address fair value measurement on lease classification or measurement under FAS No. 13 from the scope of FAS No. 157. FSP No. FAS 157-2 delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The portions of these pronouncements that were not delayed were adopted prospectively, and their adoption reduced the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps. We are currently evaluating the impact on our consolidated financial statements of adopting the deferred portions of these pronouncements on January 1, 2009.
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
4. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Raw materials	$98,720	$74,659
Work in process	56,163	41,640
Finished goods	161,900	146,500

Total	$316,783	$262,799

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.3 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively, and were charged to cost of sales. We had on hand $167.0 million at June 30, 2008, and $148.3 million at December 31, 2007, of precious metals owned by financial institutions, measured at fair value based on market prices for identical assets.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $725.7 million at June 30, 2008, and $713.5 million at December 31, 2007.

6. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Loans payable to banks	$5,040	$954
Current portion of long-term debt	4,123	4,490

Total	$9,163	$5,444

Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
$200 million Senior Notes, 9.125%, due January 1, 2009 *	$199,818	$199,636
Revolving credit facility	64,130	13,857
Term loan facility	294,023	301,950
Capitalized lease obligations	7,258	8,924
Other notes	684	768

	565,913	525,135
Less current portion	(4,123)	(4,490)

Total	$561,790	$520,645

* Net of unamortized discounts.
Credit Rating
At June 30, 2008, the Company’s corporate credit rating was B1, with a positive outlook, by Moody’s Investor Services, Inc. (“Moody’s”) and B+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Revolving Credit and Term Loan Facilities
In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “Amended Credit Facility”). At June 30, 2008, the Amended Credit Facility consisted of a $300 million revolving credit facility, which matures in 2011, and a $305 million term loan facility, which matures in 2012. As part of the agreement, we can request an increase of $50 million in the revolving credit facility. We had $227.3 million at June 30, 2008, and $277.5 million at December 31, 2007, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from July 2008 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made a term loan principal payment of $7.2 million, consisting of the $0.8 million minimum quarterly payment and a $6.4 million additional principal payment.

The interest rates under the Amended Credit Facility are equal to the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. The average interest rate for revolving credit borrowings was 4.5% at June 30, 2008, and 6.5% at December 31, 2007, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 6.1% at June 30, 2008, and 7.2% at December 31, 2007.
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
In June 2008, we commenced a cash tender offer to purchase any and all of the senior notes. We intend to finance the purchase of the senior notes due 2009 and related fees and expenses primarily through a proposed public offering of $200 million of senior notes due 2016. The exact terms and timing of the offering will depend upon market conditions and other factors.
Receivable Sales Programs
We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs are reported as interest expense and were $3.7 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively.
In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”). In June 2008, we amended the program to reduce the maximum proceeds and the conduits’ commitment levels from $100.0 million to $75 million. Ferro had received net proceeds of $75.0 million at June 30, 2008, and $54.6 million at December 31, 2007, for outstanding receivables. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due, as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the Conduits, provides normal collection and administration services for the trade accounts receivable sold.
Activity from this program for the six months ended June 30 is detailed below:

	2008	2007
	(Dollars in thousands)
Trade accounts receivable sold to FFC	$549,362	$497,358
Cash proceeds from FFC	550,369	482,838
Trade accounts receivable collected and remitted to FFC and the conduits	529,991	482,138

In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $87.2 million at June 30, 2008, and $80.8 million at December 31, 2007. Ferro had received net proceeds under the international programs of $41.2 million at June 30, 2008, and $42.1 million at December 31, 2007, for outstanding receivables. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions.
Activity from these programs for the six months ended June 30 is detailed below:

	2008	2007
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$134,069	$86,985
Cash proceeds from financial institutions	128,921	86,113
Trade accounts receivable collected and remitted to financial institutions for programs where we provide collection and administrative services	42,431	42,844
7. Financial Instruments
The following financial instruments are measured at fair value for disclosure purposes. The carrying values of these instruments may or may not be their fair values.
Senior Notes. The carrying amount of the senior notes was $199.8 million at June 30, 2008, and $199.6 million at December 31, 2007. The fair value of the senior notes was $203.5 million at June 30, 2008, and $205.0 million at December 31, 2007. The fair value of Ferro’s senior notes is based on a third party’s estimated bid price.
Revolving credit facility. The carrying amount of the revolving credit facility was $64.1 million at June 30, 2008, and $13.9 million at December 31, 2007. The fair value of the revolving credit facility was $60.0 million at June 30, 2008, and $13.9 million at December 31, 2007. The fair value of the revolving credit facility is based on the present value of expected future cash flows and assumptions about current interest rates. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.
Term loan facility. The carrying amount of the term loan facility was $294.0 million at June 30, 2008, and $302.0 million at December 31, 2007. The fair value of the term loan facility was $275.5 million at June 30, 2008, and $302.0 million at December 31, 2007. The fair value of the term loan facility is based on the present value of expected future cash flows and assumptions about current interest rates. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.

The following financial instruments are measured and recorded at fair value on a recurring basis. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

		Fair Value Measurements
	June 30,	at June 30, 2008			December 31,
	2008	Level 1	Level 2	Level 3	2007
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$50	$—	$50	$—	$16
Precious metals forward contracts	7	—	7	—	755

Total fair value	$57	$—	$57	$—	$771

Liabilities
Interest rate swaps	$(7,168)	$—	$(7,168)	$—	$(8,109)
Foreign currency forward contracts	(618)	—	(618)	—	(284)
Raw material commodity swaps	(1,025)	—	(1,025)	—	(1,499)
Precious metals forward contracts	(10)	—	(10)	—	—

Total fair value	$(8,821)	$—	$(8,821)	$—	$(9,892)

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
Precious metals forward contracts. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these agreements, with purchase commitments totaling $18.0 million at June 30, 2008, are designated as normal purchase contracts and are not marked to fair value. We mark the remaining precious metal contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as miscellaneous income or expense.

8. Income Taxes
Income tax expense for the six months ended June 30, 2008 was $15.1 million or 44.9% of pre-tax income compared with $7.3 million or 40.4% in the prior-year six months ended June 30, 2007. The reasons for the increase in the effective tax rate were a change in the mix of income by country, loss of a tax holiday and a decrease in the U.S. tax cost on foreign dividends. The effective tax rate was also impacted by an unfavorable tax decision in Brazil, an increase in the foreign valuation allowance and favorable adjustments to prior year accruals that in aggregate totaled $2.2 million.
During the first six months of 2008, we allocated income tax expense (benefit) directly to shareholders’ equity for the following items: $0.3 million for raw material commodity swap adjustments, $0.3 million for interest rate swap adjustments, and $0.2 million for the adjustments to initially apply FAS No. 158. During the first six months of 2007, we allocated income tax expense (benefit) directly to shareholders’ equity for the following items: $0.2 million for postretirement benefit liability adjustments, $(1.0) million for raw material commodity swap adjustments, and $(0.5) for interest rate swap adjustments.
The Company conducts business globally, and, as a result, the U.S. parent company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world, including Spain, France, Germany, Netherlands, Italy, Japan, China, Portugal, and the United Kingdom. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2000.
9. Contingent Liabilities
In February 2003, we were requested to produce documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation and that the Company was relieved of any obligation to retain documents that were responsive to the Government’s earlier document request. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. The Company was previously named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating and has recently been named in four more indirect purchaser lawsuits related to an existing lawsuit in the Eastern District of Pennsylvania. We entered into a verbal agreement in June 2007 and a definitive written settlement agreement in July 2007 with the direct purchasers in one of these class action civil lawsuits related to alleged antitrust violations in the heat stabilizer industry. The settlement agreement was approved by the United States District Court for the Eastern District of Pennsylvania in December 2007. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing. The Company is vigorously defending the remaining six indirect purchaser civil actions alleging antitrust violations in the heat stabilizer industry, which are in their preliminary stages; therefore, we cannot determine the outcomes of these lawsuits at this time. In December 2006, we filed a lawsuit against the former owner of our heat stabilizer business seeking indemnification for the defense of these lawsuits and any resulting payments by the Company. These payments include approximately $6.3 million to the class of direct purchasers and a plaintiff that opted out of the class of direct purchasers and entered into a separate settlement agreement with the Company. In April 2008, the United States District Court for the Northern District of Ohio dismissed our lawsuit, and we have appealed the court’s decision to the Sixth Circuit Court of Appeals.
There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $18.1 million at June 30, 2008, and $17.7 million at December 31, 2007. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

10. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$50	$315	$1,557	$1,633	$16	$152
Interest cost	5,177	5,029	3,040	2,318	731	859
Expected return on plan assets	(5,663)	(5,129)	(2,203)	(1,837)	—	—
Amortization of prior service cost	25	39	25	28	(411)	(293)
Net amortization and deferral	624	1,473	55	145	—	—
Curtailment and settlement effects	—	—	—	—	—	—

Net periodic benefit cost	$213	$1,727	$2,474	$2,287	$336	$718

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$100	$631	$3,058	$3,225	$32	$304
Interest cost	10,354	10,057	5,979	4,578	1,462	1,718
Expected return on plan assets	(11,326)	(10,252)	(4,336)	(3,628)	—	—
Amortization of prior service cost	50	79	49	55	(822)	(586)
Net amortization and deferral	1,248	2,949	112	286	—	—
Curtailment and settlement effects	—	250	—	—	—	—

Net periodic benefit cost	$426	$3,714	$4,862	$4,516	$672	$1,436

The change in net periodic cost is due primarily to restructuring activities related to closing the Company’s Niagara Falls, New York, and Rotterdam, Netherlands, manufacturing facilities, the freezing of pension benefits at several U.S. plants, and the limiting of eligibility for retiree medical and life insurance coverage for nonunion employees. In the first quarter of 2007, we recorded curtailment losses of $0.3 million for pension benefits related to the Niagara Falls, New York, closing.

11. Stock-Based Compensation
The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the six months ended June 30:

	2008	2007
	(Dollars in thousands)
Stock options	$1,087	$1,573
Performance shares	(178)	615
Deferred stock units	267	308
Restricted shares	172	—

Total	$1,348	$2,496

The following table contains information regarding the stock-based compensation as of and for the six month period ended June 30, 2008:

		Weighted-	Aggregate Grant	Remaining
	Number of	Average Fair	Date Fair Value	Service or
	Shares or Units	Value per Share	of Shares or	Performance
	Granted	or Unit	Units Granted	Period
			(Dollars in	(In years)
			thousands)
Stock options	488,100	$4.18	$2,040	3.7
Performance shares	77,825	17.26	1,343	2.7
Deferred stock units	34,200	16.69	571	0.7
Restricted shares	92,400	17.22	1,591	2.7
The stock-based compensation transaction in shareholders’ equity consisted of the following for the six months ended June 30, 2008:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	—	$324	$1,404
Performance shares, net	36	25	(804)
Deferred stock units	(32,900)	140	—
Directors’ deferred compensation	—	(397)	397
Preferred stock conversions	(24,070)	435	—
Restricted shares	(92,400)	1,804	(1,441)

Total	(149,334)	$2,331	$(444)

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
In July 2006, we announced that we were restructuring our European operations, including a portion of our Performance Coatings and Color and Glass Performance Materials segments. This program affected operations in Spain, Italy, Portugal, France, and Germany. We expect these actions to significantly reduce the cost structure of our manufacturing operations. As a result of these activities, since July 2006, we reduced our workforce by approximately 117 employees and are evaluating further workforce reductions. Revised total anticipated charges through 2009 amount to $10.9 million. Charges incurred through 2007 amounted to $9.0 million. Restructuring charges for the six months ended June 30, 2008, include $1.0 million for employee severance costs and $0.1 million of accrual reversals.
In May 2007, we initiated discussions with representatives of workers at our Rotterdam, Netherlands, Porcelain Enamel manufacturing site regarding possible restructuring actions. In September 2007, we reached an agreement with the Rotterdam Works Council. As a result, the Company will discontinue porcelain enamel frit manufacturing at its Rotterdam facility in 2008 and will consolidate production at other European facilities. This consolidation will result in the reduction of 84 employees. Restructuring charges are expected to total $25.8 million with completion anticipated by the end of the third quarter 2008. During 2007, we recorded $11.8 million in restructuring charges and an additional $0.5 million for inventory write downs included in cost of sales. During the first half of 2008, we recorded $3.1 million for employee severance costs, $3.0 million for future minimum lease obligations, and $0.4 million in other costs.
In November 2007, March 2008 and April 2008, we initiated additional restructuring plans for our Performance Coatings, Color and Glass Performance Materials, Polymer Additives, and Specialty Plastics segments. These restructuring plans will result in the reduction of approximately 120 employees. Total estimated employee termination charges through 2008 are $6.2 million. During 2007, we recorded total charges of $1.4 million. In the first half of 2008, we recorded $4.0 million of additional restructuring charges.
In February 2008, we announced the closing of a Plastics facility in Aldridge, United Kingdom. This closure will result in the reduction of 10 employees at the anticipated cost of $1.1 million. During the first half of 2008, we recorded $0.2 million in severance costs and $0.2 million in lease termination costs.
In June 2008, we announced the partial closing of a Performance Coatings facility in Americana, Brazil. This closure will result in the reduction of 67 employees at the anticipated cost of $1.5 million. During the first half of 2008, we recorded $1.0 million in severance costs and $0.4 million of asset impairment costs.
We have summarized the activities and accrual balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Impairment	Total
	(Dollars in thousands)
Balance, December 31, 2007	$8,381	$1,560	$—	$9,941
Restructuring charges	9,110	3,689	439	13,238
Cash payments	(9,563)	(523)	—	(10,086)
Currency translation adjustment	492	211	—	703
Non-cash items	(83)	—	(439)	(522)

Balance, June 30, 2008	$8,337	$4,937	$—	$13,274

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily within the next twelve months, except where legal or contractual restrictions prevent us from doing so.
13. Discontinued Operations
Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales or cash flows from investing or financing activities from discontinued operations in the six months ended June 30, 2008 or 2007. The loss (income) from discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. Discontinued operations resulted in the following pre-tax losses (income) and related income tax benefits (expense):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax (income) losses	$(15)	$95	$26	$351
Tax (expense) benefits	(6)	37	10	137

Net of tax (income) losses	$(9)	$58	$16	$214

We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $3.3 million at June 30, 2008, and $3.3 million at December 31, 2007, for these matters.

14. Earnings per Share
Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$9,142	$4,281	$18,055	$10,074
(Subtract) add: (Gain) loss from discontinued operations	(9)	58	16	214

	$9,133	$4,339	$18,071	$10,288

Weighted-average common shares outstanding	43,251	42,906	43,206	42,807

Basic earnings per share from continuing operations	$0.21	$0.10	$0.42	$0.24

Diluted earnings per share computation:
Net income available to common shareholders	$9,142	$4,281	$18,055	$10,074
(Subtract) add: (Gain) loss from discontinued operations	(9)	58	16	214
Plus: Convertible preferred stock	—	—	—	—

	$9,133	$4,339	$18,071	$10,288

Weighted-average common shares outstanding	43,251	42,906	43,206	42,807
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed satisfaction of performance share conditions	65	47	70	51
Assumed satisfaction of deferred stock unit conditions	11	14	7	10
Assumed exercise of stock options	—	—	—	—

Weighted-average diluted shares outstanding	43,327	42,967	43,283	42,868

Diluted earnings per share from continuing operations	$0.21	$0.10	$0.42	$0.24

15. Comprehensive Income
The components of comprehensive income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$9,365	$4,540	$18,505	$10,619
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(282)	5,842	21,247	12,742
Postretirement benefit liability adjustments	(39)	(266)	(414)	(3)
Raw material commodity swap adjustments	(393)	(1,121)	455	(1,512)
Interest rate swap adjustments	3,209	(751)	606	(751)

Comprehensive income	$11,860	$8,244	$40,399	$21,095

16. Reporting for Segments
The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Other Businesses. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics. We have also combined two of our segments, Pharmaceuticals and Fine Chemicals, into one reportable segment, Other Businesses, because they do not meet the quantitative thresholds for separate disclosure.
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2007. We measure segment income for internal reporting purposes as income from continuing operations before unallocated corporate expenses, restructuring charges, other expense (income) items, such as interest expense, and income tax expense. Unallocated corporate expenses primarily consist of corporate employment costs and professional services.
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Performance Coatings	$178,504	$158,501	$339,296	$297,316
Electronic Materials	156,202	108,823	297,195	221,767
Color and Glass Performance Materials	130,230	109,920	259,070	215,620
Polymer Additives	98,715	85,160	191,026	167,673
Specialty Plastics	63,609	69,797	125,402	136,758
Other Businesses	23,136	21,457	45,663	44,229

Total net sales	$650,396	$553,658	$1,257,652	$1,083,363

Below are each segment’s income and reconciliations to income before taxes from continuing operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Performance Coatings	$12,785	$10,815	$22,265	$21,498
Electronic Materials	17,683	4,929	26,432	11,012
Color and Glass Performance Materials	15,547	12,668	30,983	27,735
Polymer Additives	4,599	4,053	7,318	7,159
Specialty Plastics	3,237	4,236	4,724	7,375
Other Businesses	915	3,698	4,760	7,389

Total segment income	54,766	40,399	96,482	82,168
Unallocated corporate expenses	12,573	17,258	19,627	31,004
Restructuring charges	9,031	332	13,238	1,863
Other expense, net	15,804	15,403	30,013	31,126

Income before taxes from continuing operations	$17,358	$7,406	$33,604	$18,175

We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
United States	$277,902	$239,612	$530,176	$478,018
International	372,494	314,046	727,476	605,345

Total net sales	$650,396	$553,658	$1,257,652	$1,083,363

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Net income for the three months ended June 30, 2008, increased to $9.4 million from $4.5 million in the second quarter of 2007. Income increased primarily as a result of higher sales that led to increased gross profit; lower selling, general and administrative expense; and lower interest expense. Partially offsetting these improvements was an increase in restructuring charges during the quarter.
Net sales increased by 17.5% as a result of higher sales in our Electronic Materials, Color and Glass Performance Materials, Performance Coatings, Polymer Additives, and Other Businesses segments. Sales in the Specialty Plastics segment declined compared with the second quarter of 2007. The primary drivers for the increased sales were product price changes, including the pass-through of higher precious metal costs, changes in foreign currency exchange rates and increased sales volumes.
Raw material costs continued to be highly volatile in the quarter, with petrochemical-based raw materials, natural oils and fat-based inputs rising the most quickly. Raw material costs increased, in aggregate, across the business although costs of some individual raw materials have moderated during the past several quarters. Gross profit increased during the quarter as a result of higher sales. Gross profit percentage declined compared with the second quarter of 2007 primarily as a result of increased precious metal costs, which we generally pass through to customers with minimal gross profit contribution.
Selling, general and administrative (“SG&A”) expenses declined in the 2008 second quarter. SG&A expenses as a percent of sales declined to 12.5% from 15.2% in the second quarter of 2007. The beneficial effects of prior restructuring and other expense reduction efforts reduced SG&A expenses in the 2008 second quarter, while unfavorable changes in foreign currency exchange rates increased SG&A expenses as measured in U.S. dollars. In addition, SG&A expenses were higher in the second quarter of 2007 partly as a result of litigation settlement costs.
Interest expense declined in the second quarter compared with the prior-year period primarily as a result of lower interest rates on our floating-rate borrowings, partially offset by higher average borrowings.
Outlook
Economic conditions continue to be mixed, with an outlook for slower general economic growth in most markets. Markets in the United States that are related to residential housing, automobiles and automobile parts, and appliances are expected to continue a pattern of weak customer demand that has existed for the past year. This market weakness is expected to negatively affect the volume of products sold in our Specialty Plastics, Polymer Additives, Color and Glass Performance Materials, and Performance Coatings segments. Markets outside the United States are generally stronger, although rates of growth are expected to be lower than levels experienced in 2007. Customer demand for our products in continental Europe has been affected by slower economic growth. Demand from customers in regions we supply from Europe, such as North Africa, the Middle East and Central Europe, continues to be relatively strong. Demand growth in Asia continues to be strong for a number of our products, particularly our conductive metal pastes used in solar cell manufacturing. The demand for these pastes is expected to continue an upward trend, although rapid expansion of capacity among solar cell manufacturers could lead to some increased demand volatility due to short-term supply and demand imbalances in the future.
We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of the manufacturing assets in our European operations.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” of Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Results of Operations
Comparison of the three months ended June 30, 2008 and 2007

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$650,396	$553,658	$96,738	17.5%
Cost of sales	527,012	446,131	80,881	18.1%

Gross profit	123,384	107,527	15,857	14.7%
Gross profit percentage	19.0%	19.4%
Selling, general and administrative expenses	81,191	84,386	(3,195)	(3.8%)
Restructuring charges	9,031	332	8,699	2,620.2%
Other expense (income):
Interest expense	13,214	14,286	(1,072)	(7.5%)
Interest earned	(142)	(189)	47	(24.9%)
Foreign currency losses, net	650	423	227	53.7%
Miscellaneous expense, net	2,082	883	1,199	135.8%

Income before taxes	17,358	7,406	9,952	134.4%
Income tax expense	8,002	2,808	5,194	185.0%

Income from continuing operations	9,356	4,598	4,758	103.5%
(Gain) loss on disposal of discontinued operations, net of tax	(9)	58	(67)	(115.5%)

Net income	$9,365	$4,540	$4,825	106.3%

Diluted earnings per share	$0.21	$0.10	$0.11	110.0%

Sales for the quarter ended June 30, 2008, increased by 17.5%, driven by increased product pricing and favorable product mix, favorable changes in foreign currency exchange rates and improved sales volume. Sales volume increased the most strongly in the Electronic Materials and Performance Coatings segments. Sales volume declined in Specialty Plastics and Polymer Additives. Sales increased in Europe, the United States, Asia and Latin America compared with the second quarter of 2007.
Gross profit was higher in the 2008 second quarter as a result of increased product pricing, higher sales volume and manufacturing cost reduction programs, partially offset by higher raw material costs. Gross profit was reduced by $1.4 million in the quarter as a result of asset write-offs and costs related to manufacturing rationalization activities. Charges for manufacturing rationalization activities reduced gross profit by $1.9 million in the second quarter of 2007. Gross profit percentage was negatively impacted by higher raw material costs, including precious metal costs. Precious metal costs are generally passed through to customers with minimal gross profit contribution.
Selling, general and administrative (“SG&A”) expenses declined to 12.5% of net sales in the 2008 second quarter compared with 15.2% of net sales in the prior-year period. The 2008 second-quarter SG&A expense included charges of $2.4 million primarily related to corporate development activities, asset write-offs, and employee severance expenses. The 2007 second-quarter SG&A expenses included an increased reserve for litigation settlements and other charges totaling $7.8 million. The 2008 second quarter expenses benefited from prior-period restructuring initiatives and other expense reduction activities, and were increased by changes in foreign currency exchange rates.
Restructuring charges of $9.0 million were recorded in the 2008 second quarter, up from $0.3 million in the second quarter of 2007. The 2008 second quarter charges were primarily related to our manufacturing rationalization activities in Europe and Latin America related to our Performance Coatings and Color and Glass Performance Materials segments.

Interest expense declined in the 2008 second quarter primarily as a result of lower average interest rates on our variable-rate borrowings, partially offset by higher borrowing levels.
Miscellaneous expense increased in the second quarter of 2008 primarily as a result of an increased provision for an environmental contingency in Latin America related to a previously closed manufacturing property.
Income tax expense for the three months ended June 30, 2008 was $8.0 million or 46.1% of pre-tax income compared with $2.8 million or 37.9% of pre-tax income in the second quarter of 2007. The primary reasons for the increase in the effective tax rate were a change in the mix of income by country, loss of a tax holiday and a decrease in the U.S. tax cost on foreign dividends. The effective tax rate was also impacted by an unfavorable tax decision in Brazil and favorable adjustments to prior-year accruals that increased tax expense in the 2008 second quarter by $1.6 million, in aggregate.
There were no new businesses included in discontinued operations in the second quarter of 2008.

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$178,504	$158,501	$20,003	12.6%
Electronic Materials	156,202	108,823	47,379	43.5%
Color & Glass Performance Materials	130,230	109,920	20,310	18.5%
Polymer Additives	98,715	85,160	13,555	15.9%
Specialty Plastics	63,609	69,797	(6,188)	(8.9%)
Other Businesses	23,136	21,457	1,679	7.8%

Total segment sales	$650,396	$553,658	$96,738	17.5%

Segment Operating Income
Performance Coatings	$12,785	$10,815	$1,970	18.2%
Electronic Materials	17,683	4,929	12,754	258.8%
Color & Glass Performance Materials	15,547	12,668	2,879	22.7%
Polymer Additives	4,599	4,053	546	13.5%
Specialty Plastics	3,237	4,236	(999)	(23.6%)
Other Businesses	915	3,698	(2,783)	(75.3%)

Total segment operating income	$54,766	$40,399	$14,367	35.6%

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher sales of tile coating products. The sales increase was driven by favorable changes in foreign exchange rates. The positive effect of sales volume increases in tile coatings was partially offset by volume declines in sales of porcelain enamel products. Sales increased in Europe, and declined in the United States. Operating income increased in the second quarter primarily as a result of improved product pricing, manufacturing cost improvements and increased volume, partially offset by raw material cost increases.
Electronic Materials Segment Results. Sales increased in Electronic Materials, driven by strong worldwide demand for metal pastes and powders, particularly those products used to manufacture solar cells. The increased sales were driven by sales volume improvements and price increases, including increased precious metal costs which generally are passed through to our customers through higher prices for our products. Sales grew primarily as a result of increased sales sourced from our facilities in the United States, although many of these products are used by customers in other regions. Operating income increased as a result of increased sales, a favorable product mix, and benefits from prior-period manufacturing restructuring activities. Also, the 2007 second quarter operating income was reduced by a temporary interruption of manufacturing activities at our South Plainfield, New Jersey, manufacturing site.

Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of higher sales of glass coatings and performance pigments materials. The primary drivers of the higher sales were favorable changes in foreign exchange rates and increased product prices. Sales increased in all regions, led by sales growth in Europe. Operating income increased primarily as a result of increased product pricing and sales volume, partially offset by increased raw material costs.
Polymer Additives Segment Results. Sales increased in Polymer Additives as a result of improved pricing and product mix, as well as favorable changes in foreign exchange rates. Sales increased in Europe and the United States, the segment’s two primary sales regions. Operating income increased primarily as a result of improved product pricing, which offset higher raw material costs, and improved product mix.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics as a result of weak demand in the United States, particularly from customers in the automotive parts and appliance industries. As a result of the weak demand, sales volume declined, more than offsetting the positive effects of higher product pricing. Operating income declined from the prior-year period as a consequence of lower manufacturing volume and higher raw material costs, partially offset by increased product pricing. Lower manufacturing costs and SG&A expenses, achieved through reductions in employee positions, also contributed positively to operating income.
Other Businesses Segment Results. Sales increased in Other Businesses as a result of increased sales of fine chemical products in Asia and the United States. Sales of pharmaceutical products to U.S. customers declined compared to the second quarter of 2007, primarily as a result of the timing of our customers’ production “campaigns.” Since our customers produce certain low-volume products during intermittent production campaigns, demand for our products used in these products tends to be volatile. Operating income declined as a result of a less favorable product mix, resulting from the decline in pharmaceutical product sales and an increased proportion of lower margin industrial solvent sales in the quarter, as well as higher raw material and manufacturing costs.

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$277,902	$239,612	$38,290	16.0%
International	372,494	314,046	58,448	18.6%

Total	$650,396	$553,658	$96,738	17.5%

Sales increased in all regions during the second quarter of 2008 compared with the prior-year quarter. In the United States, the sales increase was driven by Electronic Materials, with additional contributions from Color and Glass Performance Materials and Polymer Additives. U.S. sales declined in Specialty Plastics and Performance Coatings. International sales increased in Europe, Asia and Latin America. The international sales increases were led by sales growth in Performance Coatings, Color and Glass Performance Materials, Electronic Materials and Polymer Additives.

Comparison of the six months ended June 30, 2008 and 2007

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$1,257,652	$1,083,363	$174,289	16.1%
Cost of sales	1,020,949	869,056	151,893	17.5%

Gross profit	236,703	214,307	22,396	10.5%
Gross profit percentage	18.8%	19.8%
Selling, general and administrative expenses	159,848	163,143	(3,295)	(2.0%)
Restructuring charges	13,238	1,863	11,375	610.6%
Other expense (income):
Interest expense	27,243	31,732	(4,489)	(14.1%)
Interest earned	(271)	(1,154)	883	(76.5%)
Foreign currency (gains) losses, net	(891)	934	(1,825)	(195.4%)
Miscellaneous expense (income), net	3,932	(386)	4,318	(1,118.7%)

Income before taxes	33,604	18,175	15,429	84.9%
Income tax expense	15,083	7,342	7,741	105.4%

Income from continuing operations	18,521	10,833	7,688	71.0%
Loss on disposal of discontinued operations, net of tax	16	214	(198)	(92.5%)

Net income	$18,505	$10,619	$7,886	74.3%

Diluted earnings per share	$0.42	$0.24	$0.18	75.0%

Net sales in the six months ended June 30, 2008, increased by 16.1% compared with the same period in 2007. The sales increase was the result of higher sales in our Electronic Materials, Color and Glass Performance Materials, Performance Coatings, and Polymer Additives segments. Sales in the Specialty Plastics segment declined. The sales growth was the result of higher product prices and improved product mix, favorable changes in foreign currency exchange rates and higher sales volumes. Sales grew in Europe, the United States, Asia and Latin America compared with the first six months of 2007.
Gross profit increased during the first half of 2008 compared with the prior-year period, primarily as a result of increased product prices and higher sales, partially offset by higher raw material costs. Gross profit during the first six months of 2008 was reduced by $1.6 million of charges primarily related to asset write-offs and manufacturing rationalization activities. Gross profit was also negatively impacted by costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location. Gross profit percentage was negatively impacted by higher raw material costs, including precious metal costs. Precious metal cost changes are generally passed through to customers with minimal gross profit contribution. Gross profit was reduced by $4.1 million in the first six months of 2007, primarily as a result of accelerated depreciation charges associated with our manufacturing rationalization activities. Also, gross profit was reduced by the costs of a temporary interruption of production at our South Plainfield, New Jersey, manufacturing site during the first six months of 2007.
Selling, general and administrative (“SG&A”) expenses declined to 12.7% of net sales in the first half of 2008 from 15.1% in the first half of 2007. SG&A expenses for the first six months of 2008 included charges of $1.9 million primarily related to corporate development activities, asset write-offs, and employee severance expenses, partially offset by benefits from litigation settlements and insurance proceeds. Charges of $8.3 million were included in SG&A expenses during the first six months of 2007, primarily related to increased reserves for litigation settlements and corporate development activities.
Restructuring charges of $13.2 million were recorded in the first six months of 2008, an increase from $1.9 million in the first half of 2007. The 2008 restructuring charges were primarily related to manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials manufacturing operations in Europe and Brazil, and additional restructuring activities in our Performance Coatings, Color and Glass Performance Materials, Polymer Additives, and Specialty Plastics segments that were initiated in 2007 and the first half of 2008.

Interest expense declined in the six months ended June 30, 2008 compared with the prior-year period. In the first half of 2007, we recorded a non-recurring $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements. In the first half of 2008, our interest expense also declined because our average borrowing levels were lower and the variable interest rate on our revolving credit facility was lower than during the same period in 2007.
Income tax expense for the first six months of 2008 was $15.1 million, or 44.9% of pre-tax income. Income tax expense for the 2007 first half was $7.3 million, or 40.4% of pre-tax income. The primary reasons for the increase in the effective tax rate were a change in the mix of income by country, loss of a tax holiday and a decrease in the U.S. tax cost on foreign dividends. The effective tax rate was also impacted by an unfavorable tax decision in Brazil, an increase in the foreign valuation allowance and favorable adjustments to prior year accruals that increased tax expense in the first six months of 2008 by $2.2 million, in aggregate.
There were no new businesses included in discontinued operations in the first six months of 2008.

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$339,296	$297,316	$41,980	14.1%
Electronic Materials	297,195	221,767	75,428	34.0%
Color & Glass Performance Materials	259,070	215,620	43,450	20.2%
Polymer Additives	191,026	167,673	23,353	13.9%
Specialty Plastics	125,402	136,758	(11,356)	(8.3%)
Other Businesses	45,663	44,229	1,434	3.2%

Total segment sales	$1,257,652	$1,083,363	$174,289	16.1%

Segment Operating Income
Performance Coatings	$22,265	$21,498	$767	3.6%
Electronic Materials	26,432	11,012	15,420	140.0%
Color & Glass Performance Materials	30,983	27,735	3,248	11.7%
Polymer Additives	7,318	7,159	159	2.2%
Specialty Plastics	4,724	7,375	(2,651)	(35.9%)
Other Businesses	4,760	7,389	(2,629)	(35.6%)

Total segment operating income	$96,482	$82,168	$14,314	17.4%

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of higher sales of tile coating products. Sales in Europe, Asia and Latin America increased while sales in the United States declined. The sales growth was driven by favorable changes in foreign exchange rates across all products and improved sales volume in tile coatings. Operating income increased in the first six months of 2008 due to higher income from the sale of tile products, partially offset by a decline in income from porcelain enamel products. The operating income increase primarily was a result of higher product pricing and volume increases, partially offset by higher raw material costs.
Electronic Materials Segment Results. Sales increased in Electronic Materials, driven by increased sales of metal pastes and powders, particularly those used by our customers to manufacture solar cells. Sales increased as a result of improved pricing, higher sales volume and favorable changes in foreign exchange rates. Sales grew from products sourced in the United States and Asia. Products from our U.S.-based facilities often are used by our customers in other regions. Operating income increased as a result of the positive effects of increased sales of higher-margin products, lower manufacturing costs and benefits from prior-period restructuring. Also, during the first six months of 2007, operating income was reduced as a consequence of a temporary interruption of manufacturing activities at our South Plainfield, New Jersey, manufacturing site.

Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of increased sales of glass coatings and performance pigment materials. The higher sales were driven primarily by a combination of favorable changes in foreign exchange rates and improved product mix. Sales increased in all regions, led by sales growth in Europe. Operating income improved primarily as a result of higher product pricing, partially offset by higher raw material costs.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher product pricing and favorable changes in foreign exchange rates, partially offset by the negative effects of lower sales volume. Sales increased in the United States and Europe. During the first six months of 2008, operating income grew slightly, as the positive effects of product price increases were largely offset by raw material cost increases and lower sales volumes. Also during the first half of 2008, we incurred additional manufacturing costs of approximately $3.3 million resulting from the clean-up of an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics primarily as a result of weak demand from U.S.-based customers in the automotive parts and appliance industries. As a result of the weak demand, sales volume declined, more than offsetting the effects of higher product pricing and favorable foreign currency exchange rates. Operating income declined due to the combination of higher raw material costs and lower manufacturing volumes, partially offset by increased product pricing. Cost reduction activities in manufacturing and SG&A expense, compared with the prior-year period, contributed positively to operating income.
Other Businesses Segment Results. Sales increased in Other Businesses primarily as a result of increased sales of fine chemical products in Asia. Sales of pharmaceutical products in the United States declined in the period, primarily as a result of the timing of our customers’ production “campaigns.” Since our customers produce certain low-volume products during intermittent production campaigns, demand for our products used in these products tends to be volatile. Operating income declined as a result of a less favorable product mix, which included fewer pharmaceutical sales and a larger proportion of lower-margin industrial solvent sales, and raw material cost increases.

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$530,176	$478,018	$52,158	10.9%
International	727,476	605,345	122,131	20.2%

Total	$1,257,652	$1,083,363	$174,289	16.1%

Sales increased in all regions during the first six months of 2008 compared with the first six months of 2007. In the United States, the sales increase was driven by Electronic Materials, with additional contributions from Color and Glass Performance Materials and Polymer Additives. U.S. sales declined in Specialty Plastics and Performance Coatings. International sales increased in Europe, Asia and Latin America. The international sales growth was led by increased sales in Performance Coatings, Color and Glass Performance Materials, Electronic Materials, and Polymer Additives.

Summary of Cash Flows for the six months ended June 30, 2008 and 2007

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Net cash provided by operating activities	$6,693	$69,817	$(63,124)	(90.4%)
Net cash used for investing activities	(33,926)	(28,098)	(5,828)	20.7%
Net cash provided by (used for) financing activities	28,550	(41,248)	69,798	(169.2%)
Effect of exchange rate changes on cash and cash equivalents	48	339	(291)	(85.8%)

Increase in cash and cash equivalents	$1,365	$810	$555	68.5%

Cash flows from operating activities decreased by $63.1 million in the first half of 2008 compared with the same period of 2007. In the first half of 2007, we received $70.1 million of deposits held by financial institutions under our precious metals consignment program. Deposit requirements were eliminated during 2007. Operating cash flows benefited from an increase of $7.9 million in net income in the first half of 2008 over the comparable period in 2007.
Cash used for investing activities increased by $5.8 million, primarily due to higher capital expenditures of $3.7 million and lower proceeds from sales of assets and businesses of $1.7 million.
Cash flows from financing activities increased by $69.8 million. Changes in borrowing activity resulted in an increase of $78.9 million. In the first half of 2008, we borrowed $45.8 million, while in the same period of 2007, we used cash to reduce our debt by $33.1 million. The first half of 2007 also included $8.2 million in proceeds to the Company from the exercise of stock options.
Capital Resources and Liquidity
Credit Rating
At June 30, 2008, the Company’s corporate credit rating was B1, with a positive outlook, by Moody’s and B+, with a stable outlook, by Standard & Poor’s Rating Group.
Revolving Credit and Term Loan Facility
In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “Amended Credit Facility”). At June 30, 2008, the Amended Credit Facility consisted of a $300 million revolving credit facility, which matures in 2011, and a $305 million term loan facility, which matures in 2012. As part of the agreement, we can request an increase of $50 million in the revolving credit facility. At June 30, 2008, we were in compliance with the covenants of the Amended Credit Facility.
At June 30, 2008, we had borrowed $64.1 million of the revolver and had $227.3 million available, after reductions for standby letters of credit secured by this facility. At June 30, 2008, we had borrowed $294.0 million in term loans. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from July 2008 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made a term loan principal payment of $7.2 million, consisting of the $0.8 million minimum quarterly payment and a $6.4 million additional principal payment.

Senior Notes and Debentures
At June 30, 2008, we had $200.0 million principal amount outstanding under senior notes, and we were in compliance with the covenants under their indentures. The senior notes are due January 1, 2009. We continue to classify the senior notes as noncurrent liabilities, because we have both the intention to refinance them in a way that would extend their maturity beyond one year and the ability to do so through availability under our revolving credit facility.
In June 2008, we commenced a cash tender offer to purchase any and all of the senior notes. We intend to finance the purchase of the senior notes due 2009 and related fees and expenses primarily through a proposed public offering of $200 million of senior notes due 2016. The exact terms and timing of the offering depends upon market conditions and other factors.
Off Balance Sheet Arrangements
Receivable Sales Programs. We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements.
In our largest program, which expires in 2009, we sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“Conduits”). In June 2008, we amended the program to reduce the maximum proceeds and the conduits’ commitment levels from $100.0 million to $75 million. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At June 30, 2008, Ferro had received net proceeds of $75.0 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $28.4 million.
In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $87.2 million at June 30, 2008. Ferro had received net proceeds under the international programs of $41.2 million at June 30, 2008, for outstanding receivables.
Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We also process precious metals owned by our customers. At June 30, 2008, we had on hand $167.0 million of precious metals owned by financial institutions, measured at fair value.
Bank Guarantees and Standby Letters of Credit. At June 30, 2008, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $18.1 million. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments.
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
On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“FAS No. 159”). This statement permits us to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). For items for which the fair value option has been elected, we would report unrealized gains and losses in earnings at each subsequent reporting date and recognize up-front costs and fees in earnings as incurred. We have not elected to measure any eligible items at fair value, and we do not have any current plans to do so. Therefore, adoption of FAS No. 159 did not have an effect on our consolidated financial statements.
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

Newly Issued Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2009, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“FAS No. 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of FAS No. 161 to have a material impact on our consolidated financial statements.
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
Risk Factors
Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. A detailed description of such uncertainties, risks and other factors is contained under the heading “Risk Factors” of Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
We are also subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product development, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these precious metals agreements, with purchase commitments totaling $18.0 million at June 30, 2008, are designated as normal purchase contracts and are not marked to market. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, are not marked to market, and had purchase commitments totaling $19.9 million at June 30, 2008.

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands,
	except as noted)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$3,294	$2,636
Fixed-rate debt:
Carrying amount	$200,502	$200,404
Fair value	$204,129	$205,705
Change in fair value from 1% increase in interest rate	$(991)	$(1,929)
Change in fair value from 1% decrease in interest rate	$1,000	$1,957
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(7,168)	$(8,109)
Change in fair value from 1% increase in interest rate	$4,080	$5,000
Change in fair value from 1% decrease in interest rate	$(4,202)	$(5,181)
Foreign currency forward contracts:
Notional amount	$132,815	$142,638
Carrying amount and fair value	$(568)	$(268)
Change in fair value from 10% appreciation of U.S. dollar	$1,456	$(1,402)
Change in fair value from 10% depreciation of U.S. dollar	$(1,779)	$1,714
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	853	1,171
Carrying amount and fair value	$(1,025)	$(1,499)
Change in fair value from 10% change in forward prices	$329	$507
Precious metals forward contracts:
Notional amount (in troy ounces)	225	159,648
Carrying amount and fair value	$(3)	$755
Change in fair value from 10% change in forward prices	$23	$612

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Ferro is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. We have taken measures to improve our internal controls and procedures; however, there has not been adequate time for us to conclude that the material weakness in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2007, has been fully remediated. Therefore, Ferro’s management, including its Chief Executive Officer and its Chief Financial Officer, has concluded that, as of June 30, 2008, Ferro’s disclosure controls and procedures were not effective.
Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
During the second quarter of 2008, there were no material changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information on legal proceedings contained in Note 9 to the condensed consolidated financial statements is incorporated here by reference.
In December 1994, our Brazilian subsidiary, Ferro Enamel do Brasil Industria e Comercio Ltda. (“Ferro Brazil”), filed a lawsuit in Brazilian federal court seeking judicial sanctioning of the use of a particular monetary correction index for computing net profits for taxable years beginning in 1994 rather than an alternative index put forward by the Brazilian administration. In June 1997, the Brazilian federal court found partially in favor of Ferro Brazil. On appeal, in June 2008 the Brazilian appeals court reversed the lower court opinion and ruled that the index put forward by the Brazilian administration should have been used. Ferro Brazil is appealing the appellate decision but, in order to avoid penalty assessments, in July 2008, Ferro Brazil paid into the court $2.2 million to satisfy the income taxes and interest that would be owed if Ferro Brazil’s appeal is unsuccessful.
For the year ended December 31, 2007, we submitted deviation reports required by the Title V air emission permit issued under the New Jersey Air Pollution Control Code (the “Title V Air Permit”), which contained numerous deviations from the standards required by the Title V Air Permit at our South Plainfield, New Jersey, facility. While no penalty has been assessed at this time, we are in the process of negotiating an administrative consent order and a compliance schedule to settle these issues with the New Jersey Department of Environmental Protection (“NJDEP”). We cannot determine the outcome of these settlement negotiations at this time.
In each of February 2007 and February 2008, the NJDEP issued an administrative order and notice of civil administrative penalty assessment to the Company for alleged violations at our Bridgeport, New Jersey, facility of the NJDEP laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). The aggregate penalty assessment issued by the NJDEP through November 2007 is $0.4 million. We are in the process of negotiating an administrative consent order and a compliance schedule to settle these issues with the NJDEP. We cannot determine the outcome of these settlement negotiations at this time.
In March 1997, the Company, as a potentially responsible party, filed a notice of intention to comply with the remediation of a federal Superfund site owned by Waste Disposal, Inc., located in Santa Fe Springs, California. The United States Environmental Protection Agency and the California Environmental Protection Agency oversaw the remediation of the site, which was completed in 2004, and are overseeing the continuing operation and maintenance of the site. There is a remaining liability to fund operations and maintenance costs through 2034. In May 2008, we paid $0.9 million to fully settle our liability associated with this site.

Item 1A. Risk Factors
Many factors could cause our actual results to differ materially from those suggested by statements contained in this filing and could adversely affect our future financial performance. Such factors include the following:
We depend on reliable sources of raw materials, energy, petroleum-based products and other supplies at a reasonable cost, but the availability of these materials and supplies could be interrupted and/or their prices could escalate and adversely affect our sales and profitability.
We purchase many raw materials and supplies, including energy and petroleum-based products, that we use to manufacture our products. Changes in their availability or price could affect our ability to manufacture enough products to meet customers’ demands or to manufacture products profitably. We try to maintain multiple sources of raw materials and supplies where practical, but this may not prevent unanticipated changes in their availability or cost. We may not be able to pass cost increases through to our customers. Significant disruptions in availability or cost increases could adversely affect our manufacturing volume or costs, which could negatively affect product sales or profitability of our operations.
The markets for our products are highly competitive and subject to intense price competition, and that could adversely affect our sales and earnings performance.
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
More than 50% of our net sales during 2007 were outside of the U.S. In order to support global customers, access regional markets and compete effectively, our operations are located around the world. As a result, our operations have additional complexity from changing economic, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. Other risks inherent in international operations include the following:
•	new and different legal and regulatory requirements and enforcement mechanisms in local jurisdictions;

•	U.S. export licenses may be difficult to obtain and we may be subject to export duties or import quotas or other trade barriers;

•	increased costs of, and decreased availability of, transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	risk of nationalization of private enterprises by foreign governments or restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
While we attempt to anticipate these changes and manage our business appropriately in each location where we do business, these changes are often beyond our control and difficult to forecast. The consequences of these risks may have significant adverse effects on our results of operations or financial position.
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
Our operations are subject to operating hazards and, as a result, to stringent environmental, health and safety regulations, and compliance with those regulations could require us to make significant investments.
Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination and other environmental damage and could have an adverse effect on our business, financial condition or results of operations.

We strive to conduct our manufacturing operations in a manner that is safe and in compliance with all applicable environmental, health and safety regulations. Compliance with changing regulations may require us to make significant capital investments, incur training costs, make changes in manufacturing processes or product formulations, or incur costs that could adversely affect our profitability, and violations of these laws could lead to substantial fines and penalties. These costs may not affect competitors in the same way due to differences in product formulations, manufacturing locations or other factors, and we could be at a competitive disadvantage, which might adversely affect financial performance.
We depend on external financial resources, and any interruption in access to capital markets or borrowings could adversely affect our financial condition.
As of December 31, 2007, we had approximately $526.1 million of short-term and long-term debt with varying maturities. These borrowings have allowed us to make investments in growth opportunities and fund working capital requirements. Our continued access to capital markets is essential if we are to meet our current obligations as well as fund our strategic initiatives. An interruption in our access to external financing could adversely affect our business prospects and financial condition. See further information regarding our liquidity in the section “Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” in our most recently filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K and in the notes to the consolidated financial statements included in these reports.
Interest rates on some of our borrowings are variable, and our borrowing costs could be affected adversely by interest rate increases.
Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2007, that a one percent increase in interest rates would cause interest expense to increase by approximately $2.6 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” in our most recently filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K and in the notes to the consolidated financial statements included in these reports.
Many of our assets are encumbered by liens that have been granted to lenders, and those liens affect our flexibility to dispose of property and businesses.
Our debt obligations are secured by substantially all of our assets. These liens could reduce our ability and/or extend the time to dispose of property and businesses, as these liens must be cleared or waived by the lenders prior to any disposition. These security interests are described in more detail in Note 5 to the consolidated financial statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.
We are subject to a number of restrictive covenants under our credit facilities, and those covenants could affect our flexibility to fund strategic initiatives.
Our credit facilities contain a number of restrictive covenants as described in more detail in Note 5 to the consolidated financial statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants including a leverage ratio and a fixed charge coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund strategic initiatives. Breaches of these covenants could become defaults under our credit facilities and cause the acceleration of debt payments beyond our ability to pay.

We have significant deferred tax assets, and our ability to utilize these assets will depend on our future performance.
To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. As of December 31, 2007, we had $102.8 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 7 to the consolidated financial statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.
We are a defendant in several lawsuits that could have an adverse effect on our financial condition and/or financial performance, unless they are successfully resolved.
We are routinely involved in litigation brought by suppliers, customers, employees, governmental agencies and others. Litigation is an inherently unpredictable process and unanticipated negative outcomes are possible. The most significant pending litigation is described under “Legal Proceedings” in our most recently filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K.
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
We are subject to stringent labor and employment laws in certain jurisdictions in which we operate, we are party to various collective bargaining arrangements, and our relationship with our employees could deteriorate, which could adversely impact our operations.
A majority of our full-time employees are employed outside the United States. In certain jurisdictions where we operate, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or respective works councils. These regulations and laws coupled with the requirement to consult with the relevant unions or works councils could have a significant impact on our flexibility in managing costs and responding to market changes.
Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 18.2% of our U.S. workforce as of December 31, 2007), there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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

Our restructuring initiatives may not provide sufficient cost savings to justify their expense.
We have undertaken and may continue to undertake productivity initiatives, including organizational restructurings, to improve performance and generate cost savings. We developed, initiated, and continue to implement several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily focused on North America and Europe. We can make no assurances that these restructuring initiatives will be completed or beneficial to us. Also, we cannot assure you that any estimated cost savings from such activities will be realized.
We are exposed to intangible asset risk.
We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.
We have in the past identified material weaknesses in our internal controls, and the identification of any material weaknesses in the future could affect our ability to ensure timely and reliable financial reports.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed by our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We conducted an assessment of our internal controls over financial reporting as of December 31, 2007 and concluded that we had a material weakness in those controls. Previously, we had concluded that we had material weaknesses in our internal controls as of December 31, 2004, 2005 and 2006. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, management found that we did not maintain effective controls over, and monitoring of, user access rights to our financial application systems. This resulted in an environment where certain personnel could have unmonitored access to financial systems and data beyond that required to perform their individual job responsibilities.
We concluded that these control weaknesses, while they did not result in adjustments to the 2007 annual or interim consolidated financial statements, when aggregated, result in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, our management has determined that this condition constituted a material weakness and concluded that our internal control over financial reporting was not effective as of December 31, 2007. We also reported the existence of material weaknesses and the conclusion that our internal controls were not effective as of December 31, 2006, December 31, 2005 and December 31, 2004 as discussed in our Annual Reports on Form 10-K filed with respect to those fiscal years.
During 2007 and 2008 we have continued remediation activities intended to improve our internal controls and procedures; however, there has not been adequate time for us to conclude that the material weakness in our internal control over financial reporting described in our Annual Report for the year ended December 31, 2007, has been fully remediated. Therefore, our management has concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.
Accordingly, while we have taken actions to address these weaknesses, additional measures may be necessary, and these measures, along with other measures we expect to take to improve our internal controls, may not be sufficient to address the issues identified by us or ensure that our internal controls are effective. If we are unable to correct weaknesses in internal controls in a timely manner, our ability to record, process, summarize and report reliable financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

We are exposed to risks associated with acts of God, terrorists and others, as well as fires, explosions, wars, riots, accidents, embargoes, natural disasters, strikes and other work stoppages, quarantines and other governmental actions, and other events or circumstances that are beyond our control.
Ferro Corporation is exposed to risks from various events that are beyond its control, which may have significant effects on its results of operations. While we attempt to mitigate these risks through appropriate insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. As a result, our results of operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting.
The risks and uncertainties identified above are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. If any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on our financial position, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on April 25, 2008, there were a total of 41,841,303 shares of common stock represented either in person or by proxy. The shareholders elected four Directors to the Ferro Corporation Board of Directors, Sandra Austin Crayton, Richard J. Hipple, William B. Lawrence and Dennis W. Sullivan, to serve on the Board until the annual meeting in the year 2011. The results of the voting for Directors were as follows:

	For	Withheld Authority
Sandra Austin Crayton	38,495,034	3,346,269
Richard J. Hipple	39,028,226	2,813,077
William B. Lawrence	37,861,693	3,979,610
Dennis W. Sullivan	37,787,345	4,053,958
The terms of office for Michael H. Bulkin, Jennie S. Hwang, Ph.D., James F. Kirsch, Michael F. Mee, Perry W. Premdas, and William J. Sharp continued after the meeting.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)
Date: August 5, 2008

/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008

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

10	Material Contracts

10.1	Purchase Agreement, dated as of April 1, 2008, among Ferro Color & Glass Corporation, Ferro Pfanstiehl Laboratories, Inc. and Ferro Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)

10.2	Amended and Restated Purchase and Contribution Agreement, dated as of April 1, 2008, between Ferro Corporation and Ferro Finance Corporation. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)

10.3	Second Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2008, among Ferro Finance Corporation, as Seller, and CAFCO, LLC, as the Investor, and Citibank, N.A., as a Bank, Citicorp North America, Inc., as the Agent, Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., each as an Originator, and Ferro Corporation, as Originator and Collection Agent and Originator. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)

10.4	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2008, among Ferro Finance Corporation, as Seller; CAFCO, LLC, as the Investor; Citibank, N.A., as a Bank; Citicorp North America, Inc., as the Agent; Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., each as an Originator; and Ferro Corporation, as Originator and Collection Agent. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 16, 2008, which Exhibit is incorporated here by reference.)

10.5	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, dated as of June 10, 2008, among Ferro Finance Corporation, as Seller; CAFCO, LLC, as the Investor; Citibank, N.A., as a Bank; Citicorp North America, Inc., as the Agent; Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., each as an Originator; and Ferro Corporation, as Originator and Collection Agent. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 16, 2008, which Exhibit is incorporated here by reference.)

10.6	Third Amendment to Amended and Restated Credit Agreement, dated June 12, 2008, among Ferro Corporation; Credit Suisse, Cayman Islands Branch, as term loan administrative agent; National City Bank, as revolving loan administrative agent. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 18, 2008, which Exhibit is incorporated here by reference.)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.