Form 10-Q
period 2008-09-30
FERRO CORP
filed 2008-11-05
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At October 31, 2008, there were 43,743,117 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Net sales	$608,588	$550,701	$1,866,240	$1,634,064
Cost of sales	494,577	450,553	1,515,526	1,319,609

Gross profit	114,011	100,148	350,714	314,455
Selling, general and administrative expenses	78,274	71,069	238,122	234,212
Restructuring charges	9,042	5,826	22,280	7,689
Other expense (income):
Interest expense	12,497	14,488	39,740	46,220
Interest earned	(213)	(271)	(484)	(1,425)
Loss on extinguishment of debt	5,531	—	5,531	—
Foreign currency losses (gains), net	1,660	(10)	769	924
Miscellaneous expense (income), net	727	(13)	4,659	(399)

Income before taxes	6,493	9,059	40,097	27,234
Income tax expense	1,605	3,472	16,688	10,814

Income from continuing operations	4,888	5,587	23,409	16,420
Loss from discontinued operations, net of tax	57	2	73	216

Net income	4,831	5,585	23,336	16,204
Dividends on preferred stock	225	252	675	797

Net income available to common shareholders	$4,606	$5,333	$22,661	$15,407

Per common share data
Basic earnings:
From continuing operations	$0.11	$0.12	$0.53	$0.36
From discontinued operations	0.00	0.00	0.00	0.00

	$0.11	$0.12	$0.53	$0.36

Diluted earnings:
From continuing operations	$0.11	$0.12	$0.52	$0.36
From discontinued operations	0.00	0.00	0.00	0.00

	$0.11	$0.12	$0.52	$0.36

Cash dividends declared	$0.145	$0.145	$0.435	$0.435

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$14,524	$12,025
Accounts and trade notes receivable, net	253,183	245,369
Note receivable from Ferro Finance Corporation	29,708	29,577
Inventories	306,254	262,799
Deferred income taxes	23,549	15,764
Other receivables	52,500	33,419
Other current assets	7,412	8,239

Total current assets	687,130	607,192
Other assets
Property, plant and equipment, net	506,382	519,959
Goodwill	290,088	291,070
Amortizable intangible assets, net	11,899	9,071
Deferred income taxes	99,210	100,935
Other non-current assets	112,581	110,033

Total assets	$1,707,290	$1,638,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$7,372	$5,444
Accounts payable	263,189	269,591
Income taxes	23,926	—
Accrued payrolls	33,286	26,415
Accrued expenses and other current liabilities	90,235	108,882

Total current liabilities	418,008	410,332
Other liabilities
Long-term debt, less current portion	601,997	520,645
Postretirement and pension liabilities	130,151	140,988
Deferred income taxes	9,416	9,848
Other non-current liabilities	53,068	56,644

Total liabilities	1,212,640	1,138,457
Minority interests	10,318	9,896
Series A convertible preferred stock (approximates redemption value)	12,517	13,623
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	167,105	166,391
Retained earnings	471,463	468,190
Accumulated other comprehensive loss	(18,827)	(7,765)
Common shares in treasury, at cost	(200,249)	(202,855)

Total shareholders’ equity	471,815	476,284

Total liabilities and shareholders’ equity	$1,707,290	$1,638,260

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

						Accumulated	Total
	Common Shares					Other	Share-
	in Treasury		Common	Paid-in	Retained	Comprehensive	holders’
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balances at December 31, 2007	8,753	$(202,855)	$52,323	$166,391	$468,190	$(7,765)	$476,284
Net income					23,336		23,336
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments						(15,014)	(15,014)
Postretirement benefit liability adjustments						2,676	2,676
Raw material commodity swap adjustments						454	454
Interest rate swap adjustments						456	456

Total comprehensive income							11,908
Cash dividends:
Common					(18,883)		(18,883)
Preferred					(675)		(675)
Income tax benefits				32			32
Stock-based compensation transactions	(173)	2,606		682			3,288
Adjustment to initially apply FAS No. 158 as of January 1, 2008					(505)	366	(139)

Balances at September 30, 2008	8,580	$(200,249)	$52,323	$167,105	$471,463	$(18,827)	$471,815

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net income	$23,336	$16,204
Depreciation and amortization	57,770	63,825
Precious metals deposits	—	70,073
Accounts and trade notes receivable, inventories, and accounts payable	(66,426)	13,696
Note receivable from Ferro Finance Corporation	(131)	(6,804)
Other changes in current assets and liabilities, net	(3,106)	(27,964)
Other adjustments, net	(9,532)	(7,701)

Net cash provided by continuing operations	1,911	121,329
Net cash used for discontinued operations	(73)	(48)

Net cash provided by operating activities	1,838	121,281
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(51,805)	(43,247)
Expenditures for other assets	(3,400)	—
Proceeds from sale of assets and businesses	586	2,704
Dividends received from affiliates	336	551

Net cash used for investing activities	(54,283)	(39,992)
Cash flows from financing activities
Net borrowings (repayments) under short-term facilities	2,102	(740)
Proceeds from convertible notes	172,500	—
Proceeds from revolving credit facility	756,440	592,167
Proceeds from term loan facility	—	55,000
Extinguishment of 9 1/8% notes	(205,269)	—
Principal payments on revolving credit facility	(638,227)	(700,864)
Principal payments on term loan facility	(8,689)	(2,287)
Debt issue costs paid	(5,462)	(1,783)
Proceeds from exercise of stock options	58	9,217
Cash dividends paid	(19,558)	(19,570)
Other financing activities	1,464	(4,442)

Net cash provided by (used for) financing activities	55,359	(73,302)
Effect of exchange rate changes on cash and cash equivalents	(415)	849

Increase in cash and cash equivalents	2,499	8,836
Cash and cash equivalents at beginning of period	12,025	16,985

Cash and cash equivalents at end of period	$14,524	$25,821

Cash paid during the period for:
Interest	$46,247	$46,925
Income taxes	$8,379	$11,387
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Standards Adopted in the Nine Months Ended September 30, 2008
On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. FAS 157-2”). Effective July 1, 2008, we also adopted FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active, (“FSP No. FAS 157-3”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, (“FAS No. 13”) as well as other accounting pronouncements that address fair value measurement on lease classification or measurement under FAS No. 13 from the scope of FAS No. 157. FSP No. FAS 157-2 delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP No. FAS 157-3 amends FAS No. 157 to give an example of how to determine the fair value of a financial asset in an inactive market, but does not change the fair value measurement principles of FAS No. 157. The portions of these pronouncements that were not delayed were adopted prospectively, and their adoption reduced the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps. We are currently evaluating the impact on our consolidated financial statements of adopting the deferred portions of these pronouncements on January 1, 2009.
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
3. Newly Issued Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2009, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.
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
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is to be applied retrospectively and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. If this pronouncement had been applied at September 30, 2008, the carrying value of the liability component of the 6.50% Convertible Senior Notes would have been approximately $152.7 million, including $0.4 million of imputed interest, and the carrying value of the equity component would have been approximately $19.6 million, net of $0.6 million of allocated third-party transaction costs.
4. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Raw materials	$94,975	$74,659
Work in process	50,639	41,640
Finished goods	160,640	146,500

Total	$306,254	$262,799

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.1 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively, and were charged to cost of sales. We had on hand $125.8 million at September 30, 2008, and $148.3 million at December 31, 2007, of precious metals owned by financial institutions, measured at fair value based on market prices for identical assets.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $668.0 million at September 30, 2008, and $713.5 million at December 31, 2007.
6. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Loans payable to banks	$3,128	$954
Current portion of long-term debt	4,244	4,490

Total	$7,372	$5,444

Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes	$172,500	$—
$200 million 9 1/8% Senior Notes, net of unamortized discounts	—	199,636
Revolving credit facility	132,070	13,857
Term loan facility	293,261	301,950
Capitalized lease obligations	7,863	8,924
Other notes	547	768

	606,241	525,135
Less current portion	(4,244)	(4,490)

Total	$601,997	$520,645

Credit Rating
At September 30, 2008, the Company’s corporate credit rating was B1, with a positive outlook, by Moody’s Investor Services, Inc. and B+, with a stable outlook, by Standard & Poor’s Rating Group.
6.50% Convertible Senior Notes
In August 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013.

The Convertible Notes are convertible, under certain circumstances, using a net share settlement process, into a combination of cash and shares of Ferro’s common stock. The initial base conversion price of the Convertible Notes is approximately $32.34, based on the initial base conversion rate of 30.9253 shares of common stock per $1,000 principal amount of Convertible Notes. Upon conversion of a Convertible Note, the holder will receive cash equal to the principal amount of the Convertible Note and shares of common stock to the extent the Convertible Note’s conversion value exceeds the principal amount. In addition, upon certain circumstances, Ferro will increase the applicable conversion rate for a holder who elects to convert its Convertible Notes. The number of additional shares of common stock is determined pursuant to a specified formula, which is dependent on the Company’s stock price at the time of conversion. Ferro may be required to repurchase the Convertible Notes if Ferro is involved in certain types of corporate transactions or other events constituting a fundamental change.
9 1/8% Senior Notes
In June 2008, Ferro commenced a cash tender offer to purchase any and all of its outstanding $200 million aggregate principal amount of 9 1/8% Senior Notes due 2009 (the “9 1/8% Notes”). In August and September, we purchased all of the 9 1/8% Notes for $205.3 million, including call premiums and tender costs, and recorded a loss of $5.5 million, including unamortized discounts and fees. We financed the purchase of the 9 1/8% Notes and related costs from the issuance of the Convertible Notes, along with available cash, including borrowings under Ferro’s revolving credit facility.
Revolving Credit and Term Loan Facilities
In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “Amended Credit Facility”). At September 30, 2008, the Amended Credit Facility consisted of a $300 million revolving credit facility, which matures in 2011, and a $305 million term loan facility, which matures in 2012. As part of the agreement, we can request an increase of $50 million in the revolving credit facility. We had $159.3 million at September 30, 2008, and $277.5 million at December 31, 2007, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from July 2008 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made an additional principal payment of $6.4 million.
The interest rates under the Amended Credit Facility are equal to the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5% or the Prime Rate and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. The average interest rate for revolving credit borrowings was 4.4% at September 30, 2008, and 6.5% at December 31, 2007, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 6.2% at September 30, 2008, and 7.2% at December 31, 2007.
Receivable Sales Programs
We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs are reported as interest expense and were $5.1 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively.

In our largest program, we sell substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “Conduits”). In June 2008, we amended the program to reduce the maximum proceeds and the conduits’ commitment levels from $100 million to $75 million. Ferro had received net proceeds of $75.0 million at September 30, 2008, and $54.6 million at December 31, 2007, for outstanding receivables. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due, as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro, on behalf of FFC and the Conduits, provides normal collection and administration services for the trade accounts receivable sold.
Activity from this program for the nine months ended September 30 is detailed below:

	2008	2007
	(Dollars in thousands)
Trade accounts receivable sold to FFC	$840,151	$739,005
Cash proceeds from FFC	840,405	731,454
Trade accounts receivable collected and remitted to FFC and the conduits	820,027	726,553
In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $78.0 million at September 30, 2008, and $80.8 million at December 31, 2007. Ferro had received net proceeds under the international programs of $28.8 million at September 30, 2008, and $42.1 million at December 31, 2007, for outstanding receivables. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions.
Activity from these programs for the nine months ended September 30 is detailed below:

	2008	2007
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$186,054	$128,788
Cash proceeds from financial institutions	184,628	125,024
Trade accounts receivable collected and remitted to financial institutions for programs where we provide collection and administrative services	60,863	65,060
7. Financial Instruments
The following financial instruments are measured at fair value for disclosure purposes. The carrying values of these instruments may or may not be their fair values.
6.50% Convertible Senior Notes. The carrying amount of the Convertible Notes was $172.5 million and their fair value was $159.7 million at September 30, 2008. The fair value of these notes is based on a third party’s estimated bid price.
9 1/8% Senior Notes. The carrying amount of the 9 1/8% Notes was $199.6 million and their fair value was $205.0 million at December 31, 2007. The fair value of these notes is based on a third party’s estimated bid price.
Revolving credit facility. The carrying amount of the revolving credit facility was $132.1 million at September 30, 2008, and $13.9 million at December 31, 2007. The fair value of the revolving credit facility was $122.9 million at September 30, 2008, and $13.9 million at December 31, 2007. The fair value of the revolving credit facility is based on the present value of expected future cash flows and assumptions about current interest rates. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.
Term loan facility. The carrying amount of the term loan facility was $293.3 million at September 30, 2008, and $302.0 million at December 31, 2007. The fair value of the term loan facility was $272.9 million at September 30, 2008, and $302.0 million at December 31, 2007. The fair value of the term loan facility is based on the present value of expected future cash flows and assumptions about current interest rates. Beginning in 2008 in connection with the adoption of FAS No. 157, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.

The following financial instruments are measured and recorded at fair value on a recurring basis. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

		Fair Value Measurements
	September 30,	at September 30, 2008			December 31,
	2008	Level 1	Level 2	Level 3	2007
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$1,374	$—	$1,374	$—	$16
Precious metals forward contracts	—	—	—	—	755

Total fair value	$1,374	$—	$1,374	$—	$771

Liabilities
Interest rate swaps	$(7,401)	$—	$(7,401)	$—	$(8,109)
Foreign currency forward contracts	(73)	—	(73)	—	(284)
Raw material commodity swaps	(938)	—	(938)	—	(1,499)
Precious metals forward contracts	(6)	—	(6)	—	—

Total fair value	$(8,418)	$—	$(8,418)	$—	$(9,892)

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

Precious metals forward contracts. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these agreements, with purchase commitments totaling $13.0 million at September 30, 2008, are designated as normal purchase contracts and are not marked to fair value. We mark the remaining precious metal contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as miscellaneous income or expense.
8. Income Taxes
Income tax expense for the first nine months of 2008 was $16.7 million, or 41.6% of pre-tax income. Income tax expense for the first nine months of 2007 was $10.8 million, or 39.7% of pre-tax income. The reasons for the increase in the effective tax rate were a change in the mix of income by country and a decrease in the U.S. tax cost on foreign dividends. The effective tax rate was also impacted by an unfavorable tax court decision in Brazil, an increase in the valuation allowance, and favorable adjustments to prior-year accruals which, in aggregate, totaled $2.4 million.
During the first nine months of 2008, we allocated income tax expense directly to shareholders’ equity for the following items: $0.7 million for postretirement benefit liability adjustments, $0.2 million for raw material commodity swap adjustments, $0.2 million for interest rate swap adjustments, and $0.2 million for the adjustments to initially apply FAS No. 158. During the first nine months of 2007, we allocated income tax expense (benefit) directly to shareholders’ equity for the following items: $0.5 million for postretirement benefit liability adjustments, $(1.2) million for raw material commodity swap adjustments, and $(1.8) million for interest rate swap adjustments.
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
9. Contingent Liabilities
As previously disclosed, in February 2003, we produced documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the heat stabilizer industry. In April 2006, we were notified by the Department of Justice that the Government had closed its investigation. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees. In 2003, the Company was named as a defendant in several lawsuits alleging civil damages and requesting injunctive relief relating to the conduct the Government was investigating, and, in June 2008, the Company was named in four more indirect purchaser lawsuits related to an existing lawsuit in the Eastern District of Pennsylvania. In July 2007, we entered into a definitive written settlement agreement in the class action lawsuit involving direct purchasers. The settlement agreement was approved by the United States District Court for the Eastern District of Pennsylvania in December 2007. Although the Company decided to bring this matter to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing. The Company is vigorously defending the remaining six civil actions alleging antitrust violations in the heat stabilizer industry. These actions are in their early stages; therefore, we cannot determine the outcomes of these lawsuits at this time. In December 2006, we filed a lawsuit against the former owner of our heat stabilizer business seeking indemnification for the defense of these lawsuits and any resulting payments by the Company. In April 2008, the United States District Court for the Northern District of Ohio dismissed our lawsuit, and we have appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit.
There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $14.4 million at September 30, 2008, and $17.7 million at December 31, 2007. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

10. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$50	$317	$1,308	$1,663	$16	$124
Interest cost	5,177	5,026	2,955	2,359	731	836
Expected return on plan assets	(5,663)	(5,140)	(2,148)	(1,871)	—	—
Amortization of prior service cost	25	39	29	27	(411)	(349)
Net amortization and deferral	624	1,456	53	148	—	—
Curtailment and settlement effects	—	—	(133)	—	—	(814)
Special termination benefits	—	—	—	2,189	—	—

Net periodic benefit cost	$213	$1,698	$2,064	$4,515	$336	$(203)

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the nine months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$150	$948	$4,366	$4,888	$48	$428
Interest cost	15,531	15,083	8,934	6,937	2,193	2,554
Expected return on plan assets	(16,989)	(15,392)	(6,484)	(5,499)	—	—
Amortization of prior service cost	75	118	78	82	(1,233)	(935)
Net amortization and deferral	1,872	4,405	165	434	—	—
Curtailment and settlement effects	—	250	(133)	—	—	(814)
Special termination benefits	—	—	—	2,189	—	—

Net periodic benefit cost	$639	$5,412	$6,926	$9,031	$1,008	$1,233

The change in net periodic cost is due primarily to restructuring activities related to closing the Company’s Rotterdam, Netherlands, and Niagara Falls, New York, manufacturing facilities, the freezing of pension benefits at several U.S. plants, and the limiting of eligibility for retiree medical and life insurance coverage for nonunion employees. We recorded curtailment gains of $0.1 million in the third quarter of 2008 and special termination benefits of $2.2 million in the third quarter of 2007 for pension benefits related to the Rotterdam, Netherlands, closing. We recorded curtailment gains of $0.7 million in the third quarter of 2007 for other benefits and curtailment losses of $0.3 million in the first quarter of 2007 for pension benefits related to the Niagara Falls, New York, closing.

11. Stock-Based Compensation
The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the nine months ended September 30:

	2008	2007
	(Dollars in thousands)
Stock options	$1,753	$2,333
Performance shares	187	794
Deferred stock units	411	505
Restricted shares	307	—

Total	$2,658	$3,632

The following table contains information regarding the stock-based compensation as of and for the nine-month period ended September 30, 2008:

			Aggregate
		Weighted-	Grant Date	Remaining
	Number of	Average Fair	Fair Value of	Service or
	Shares or	Value per	Shares or	Performance
	Units Granted	Share or Unit	Units Granted	Period
			(Dollars in	(In years)
			thousands)
Stock options	513,100	$4.27	$2,191	3.4
Performance shares	77,825	17.26	1,343	2.4
Deferred stock units	34,200	16.69	571	0.4
Restricted shares	99,600	17.51	1,744	2.4
The stock-based compensation transaction in shareholders’ equity consisted of the following for the nine months ended September 30, 2008:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	(3)	$367	$2,236
Performance shares, net	—	25	(654)
Deferred stock units	(33)	143	—
Directors’ deferred compensation	—	(558)	558
Preferred stock conversions	(38)	689	—
Restricted shares	(99)	1,940	(1,458)

Total	(173)	$2,606	$682

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
In July 2006, we announced that we were restructuring our European operations, including a portion of our Performance Coatings and Color and Glass Performance Materials segments. This program affected operations in Spain, Italy, Portugal, France, Netherlands, and Germany. We expect these actions to significantly reduce the cost structure of our manufacturing operations.
The initial phase of this European restructuring resulted in a workforce reduction of 127 employees in these two segments and we are evaluating further workforce reductions. A decision to proceed with actions related to any additional charges will be made after the Company has completed required consultations with employee representatives at the affected sites. Revised total anticipated charges through 2009 amount to $11.5 million. Charges incurred through 2007 amounted to $9.0 million. Restructuring charges for the nine months ended September 30, 2008, include $1.1 million for employee severance costs, other costs of $0.7 million, and $0.3 million of accrual reversals.
In May 2007, we began the next phase of our European restructuring by initiating discussions with representatives of workers at our Rotterdam, Netherlands, porcelain enamel manufacturing site. In September 2007, we reached an agreement with the Rotterdam Works Council. As a result, the Company discontinued porcelain enamel manufacturing at its Rotterdam facility in the third quarter of 2008 and consolidated production at other European facilities. This consolidation resulted in the reduction of 84 employees. Restructuring charges are expected to total $26.5 million. During 2007, we recorded $11.8 million in restructuring charges and an additional $0.5 million for inventory write downs included in cost of sales. During the first nine months of 2008, we recorded $8.9 million for employee severance costs, $3.8 million for future minimum lease obligations, and $0.9 million in other costs, partly offset by a pension curtailment credit of $0.1 million.
In addition to the European restructuring efforts, we initiated worldwide restructuring plans for our Performance Coatings, Color and Glass Performance Materials, Polymer Additives, and Specialty Plastics segments in November 2007, March 2008, and April 2008. These restructuring plans resulted in the reduction of 109 employees. Total estimated employee termination charges through 2008 are $5.4 million. During 2007, we recorded total charges of $1.4 million. In the first nine months of 2008, we recorded $4.0 million of additional restructuring charges.
In February 2008, we announced the closing of a Plastics facility in Aldridge, United Kingdom. This closure resulted in the reduction of 10 employees and total costs of $0.6 million. During the first nine months of 2008, we recorded $0.4 million in severance costs and $0.2 million in lease termination costs.
In June 2008, we announced the partial closing of a Performance Coatings facility in Americana, Brazil. This closure resulted in the reduction of 66 employees and total costs of $1.5 million. During the first nine months of 2008, we recorded $1.1 million in severance costs and $0.4 million of asset impairment costs.
In September 2008, we closed the Polymer Additives facility in Castanheira, Portugal, which resulted in the elimination of 10 employees with a total cost of $1.2 million. During September 2008, we recorded $0.2 million in severance costs, $0.5 million in contract termination costs, and $0.5 million in asset impairment costs.

We have summarized the activities and accrual balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Impairment	Total
	(Dollars in thousands)
Balance, December 31, 2007	$8,381	$1,560	$—	$9,941
Restructuring charges	15,346	6,025	909	22,280
Cash payments	(21,570)	(1,723)	—	(23,293)
Currency translation adjustment	(193)	(363)	—	(556)
Non-cash items	(76)	(178)	(909)	(1,163)

Balance, September 30, 2008	$1,888	$5,321	$—	$7,209

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily within the next 12 months, except where legal or contractual restrictions prevent us from doing so.
13. Discontinued Operations
Discontinued operations relate to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses that we sold in 2002 and 2003. There were no sales or cash flows from investing or financing activities from discontinued operations in the nine months ended September 30, 2008 or 2007. The loss from discontinued operations includes ongoing legal costs and reserve adjustments directly related to discontinued operations. Discontinued operations resulted in the following pre-tax losses and related income tax benefits:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax losses	$94	$4	$120	$355
Tax benefits	37	2	47	139

Net of tax losses	$57	$2	$73	$216

We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $3.3 million at September 30, 2008, and $3.3 million at December 31, 2007, for these matters.

14. Earnings per Share
Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income available to common shareholders	$4,606	$5,333	$22,661	$15,407
Add: Loss from discontinued operations	57	2	73	216

	$4,663	$5,335	$22,734	$15,623

Weighted-average common shares outstanding	43,266	43,030	43,226	42,881

Basic earnings per share from continuing operations	$0.11	$0.12	$0.53	$0.36

Diluted earnings per share computation:
Net income available to common shareholders	$4,606	$5,333	$22,661	$15,407
Add: Loss from discontinued operations	57	2	73	216
Plus: Convertible preferred stock	—	—	—	—

	$4,663	$5,335	$22,734	$15,623

Weighted-average common shares outstanding	43,266	43,030	43,226	42,881
Assumed conversion of convertible senior notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—
Assumed satisfaction of performance share conditions	76	59	72	54
Assumed satisfaction of deferred stock unit conditions	20	24	11	14
Assumed exercise of stock options	161	—	—	—

Weighted-average diluted shares outstanding	43,523	43,113	43,309	42,949

Diluted earnings per share from continuing operations	$0.11	$0.12	$0.52	$0.36

15. Comprehensive Income
The components of comprehensive income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$4,831	$5,585	$23,336	$16,204
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(36,261)	15,441	(15,014)	28,183
Postretirement benefit liability adjustments	3,090	(137)	2,676	(140)
Raw material commodity swap adjustments	(1)	(391)	454	(1,903)
Interest rate swap adjustments	(150)	(2,089)	456	(2,840)

Comprehensive income	$(28,491)	$18,409	$11,908	$39,504

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
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Performance Coatings	$162,523	$153,742	$501,819	$451,058
Electronic Materials	155,122	116,645	452,317	338,412
Color and Glass Performance Materials	115,013	113,575	374,083	329,195
Polymer Additives	93,081	85,230	284,107	252,903
Specialty Plastics	58,097	62,236	183,499	198,994
Other Businesses	24,752	19,273	70,415	63,502

Total net sales	$608,588	$550,701	$1,866,240	$1,634,064

Below are each segment’s income and reconciliations to income before taxes from continuing operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Performance Coatings	$12,135	$8,449	$34,400	$29,947
Electronic Materials	17,095	8,522	43,527	19,534
Color and Glass Performance Materials	9,712	11,727	40,695	39,462
Polymer Additives	4,385	3,417	11,703	10,576
Specialty Plastics	2,796	3,586	7,520	10,961
Other Businesses	2,645	593	7,405	7,982

Total segment income	48,768	36,294	145,250	118,462
Unallocated corporate expenses	13,031	7,215	32,658	38,219
Restructuring charges	9,042	5,826	22,280	7,689
Other expense, net	20,202	14,194	50,215	45,320

Income before taxes from continuing operations	$6,493	$9,059	$40,097	$27,234

We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
United States	$281,502	$232,405	$811,678	$710,423
International	327,086	318,296	1,054,562	923,641

Total net sales	$608,588	$550,701	$1,866,240	$1,634,064

17. Subsequent Event
On September 29, 2008, we entered into an agreement for the sale of our fine chemicals business to Novolyte Technologies LP, an affiliate of Arsenal Capital Management LP. On October 31, 2008, we amended the agreement, primarily to reduce the selling price from $66.0 million to $60.0 million, and closed the sale of the U.S. portion of the business for $52.0 million. The remaining $8.0 million of purchase price will be held in escrow until the completion of an equity transfer of Ferro (Suzhou) Energy Storage Materials Co. Ltd. (“Ferro Suzhou”), a wholly-owned subsidiary of Ferro, which owns the fine chemicals business’ manufacturing facilities in Suzhou, China. The equity transfer of Ferro Suzhou is subject to certain conditions, including government approval of the equity transfer in China and the receipt of certain permits or licenses. The equity transfer is expected to be completed by the end of 2008.
At September 30, 2008, the fine chemicals business had approximately $25 million of property, plant and equipment, $12 million of accounts receivable, $9 million of inventory, and $7 million of accounts payable and other liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Net income for the three months ended September 30, 2008, declined to $4.8 million from $5.6 million in the third quarter of 2007. Income declined primarily as a result of higher selling, general and administrative expenses, a loss on the extinguishment of debt resulting from bond refinancing activities and higher restructuring charges. Partially offsetting these higher costs were increased gross profit, resulting from higher sales, and lower interest expense.
Net sales increased by 10.5% primarily as a result of higher sales in our Electronic Materials, Performance Coatings, and Polymer Additives segments. Sales declined in the Specialty Plastics segment, compared with the third quarter of 2007. The primary drivers for the increased sales were improved product pricing and product mix, as well as changes in foreign currency exchange rates. Higher product pricing included increased pass-through of higher precious metal costs.
Raw material costs continued to be volatile in the quarter. While prices of a number of commodities fell during the quarter, these prices did not immediately translate to lower costs within the supply chain. Petrochemical-based input costs declined during the quarter, for instance, but temporary shutdowns of refining capacity in the U.S. Gulf Coast resulting from late-summer hurricanes delayed the downstream effects of lower crude oil prices. In aggregate, raw material prices were higher than in the prior-year period.
Gross profit increased during the third quarter, both in dollar terms and as a percent of sales, compared with the third quarter of 2007. Gross profit percentage continues to be negatively impacted by higher precious metal costs, which we generally pass through to customers with minimal gross profit contribution.
Selling, general and administrative (“SG&A”) expense increased in the 2008 third quarter compared to the prior year. The principal drivers for the increase were changes in foreign currency exchange rates, and higher incentive compensation and benefit expenses. As a percentage of net sales, our 2008 third quarter SG&A expense was 12.9%, unchanged from the third quarter of 2007.
Interest expense declined in the three months ended September 30, 2008, compared with the prior-year period. The decline was due to lower interest rates on our debt, partially offset by higher average borrowing levels. During the third quarter, we issued new convertible bonds. The proceeds from the new bonds, along with additional borrowings under our revolving credit facility, were used to repay our 9 1/8% coupon senior notes, due January 2009. The repayment of the senior notes resulted in a loss on extinguishment of debt of $5.5 million during the quarter.
Outlook
Economic conditions weakened during the quarter, resulting in reduced demand from customers in a number of regions around the world. Contributing to the weakness was a reduction in the availability of credit in many worldwide markets, which is expected to have a continuing negative effect on future consumer and business spending. Markets in the United States that are related to residential housing, automobiles and automotive parts, and appliances are expected to remain weak until there is a general increase in economic activity and consumer demand. Markets outside the United States have been stronger in recent quarters, but international markets, particularly in continental Europe, weakened during the third quarter and are expected to exhibit weak customer demand in the coming quarter, although some of this reduced demand is expected to be offset by higher sales in North Africa, the Middle East and Eastern Europe. Demand for our electronic materials used in solar cells is strong and is expected to continue to show year-over-year growth, although rapid expansion of capacity among solar cell manufacturers could lead to some increased demand volatility due to short-term supply chain imbalances in the future.
We expect to continue to record charges associated with our current and future restructuring programs, particularly related to our rationalization of our manufacturing operations in Europe.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Results of Operations
Comparison of the three months ended September 30, 2008 and 2007

	Three months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$608,588	$550,701	$57,887	10.5%
Cost of sales	494,577	450,553	44,024	9.8%

Gross profit	114,011	100,148	13,863	13.8%
Gross profit percentage	18.7%	18.2%
Selling, general and administrative expenses	78,274	71,069	7,205	10.1%
Restructuring charges	9,042	5,826	3,216	55.2%
Other expense (income):
Interest expense	12,497	14,488	(1,991)	(13.7%)
Interest earned	(213)	(271)	58	(21.4%)
Loss on extinguishment of debt	5,531	—	5,531	—
Foreign currency losses (gains), net	1,660	(10)	1,670	(16,700.0%)
Miscellaneous expense (income), net	727	(13)	740	(5,692.3%)

Income before taxes	6,493	9,059	(2,566)	(28.3%)
Income tax expense	1,605	3,472	(1,867)	(53.8%)

Income from continuing operations	4,888	5,587	(699)	(12.5%)
Loss from discontinued operations, net of tax	57	2	55	2,750.0%

Net income	$4,831	$5,585	$(754)	(13.5%)

Diluted earnings per share	$0.11	$0.12	$(0.01)	(8.3%)

Sales for the quarter ended September 30, 2008, increased by 10.5%, driven by increased product prices, including pass-throughs for higher precious metal costs, improved product mix, and favorable changes in foreign currency exchange rates. Aggregated sales volume had a slightly negative effect on sales for the quarter, as a result of lower volume in Specialty Plastics, Polymer Additives and Color and Glass Performance Materials, partially offset by increased sales volume in Electronic Materials.
Gross profit increased in the 2008 third quarter primarily as a result of increased product pricing and lower manufacturing costs, partially offset by higher raw material costs. Gross profit was reduced by $1.5 million in the quarter as a result of costs related to manufacturing rationalization activities and asset write-offs. Charges for manufacturing rationalization activities were $0.5 million in the third quarter of 2007. Gross profit as a percent of sales was negatively impacted by higher raw materials costs, including precious metal costs. Precious metal costs are generally passed through to customers with minimal gross profit contributions.
Selling, general and administrative (“SG&A”) expenses were 12.9% of net sales in the 2008 third quarter, unchanged from the third quarter of 2007. SG&A spending in the third quarter increased, in dollar terms, primarily due to changes in foreign currency exchange rates, increased benefit expenses and higher incentive compensation accruals. The 2008 third-quarter SG&A expense also included charges of $1.9 million primarily related to corporate development activities, partially offset by a favorable insurance settlement.
Restructuring charges were $9.0 million in the 2008 third quarter, an increase from $5.8 million in the third quarter of 2007. The 2008 third quarter charges were primarily related to our manufacturing rationalization activities in Europe related to our Performance Coatings and Color and Glass Performance Materials segments.

Interest expense declined in the 2008 third quarter as a result of lower average interest rates, partially offset by higher borrowing levels.
During the 2008 third quarter, we refinanced our 9 1/8% coupon senior notes using the proceeds of a new convertible bond issue and additional borrowing from our revolving credit facility. In connection with the repayment of the previous senior notes, we recorded a loss on extinguishment of debt of $5.5 million during the quarter. This loss consists of costs that would have been reported as interest expense during the remaining life of the previous senior notes had we not extinguished the debt early.
Income tax expense for the three months ending September 30, 2008, was $1.6 million, or 24.7% of pre-tax income, compared to $3.5 million, or 38.5% of pre-tax income, in the third quarter of 2007. The reasons for the decrease in the effective tax rate were a change in the mix of income by country and a decrease in the U.S. tax cost on foreign dividends.
There were no new businesses included in discontinued operations in the third quarter of 2008.

	Three months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$162,523	$153,742	$8,781	5.7%
Electronic Materials	155,122	116,645	38,477	33.0%
Color & Glass Performance Materials	115,013	113,575	1,438	1.3%
Polymer Additives	93,081	85,230	7,851	9.2%
Specialty Plastics	58,097	62,236	(4,139)	(6.7%)
Other Businesses	24,752	19,273	5,479	28.4%

Total segment sales	$608,588	$550,701	$57,887	10.5%

Segment Operating Income
Performance Coatings	$12,135	$8,449	$3,686	43.6%
Electronic Materials	17,095	8,522	8,573	100.6%
Color & Glass Performance Materials	9,712	11,727	(2,015)	(17.2%)
Polymer Additives	4,385	3,417	968	28.3%
Specialty Plastics	2,796	3,586	(790)	(22.0%)
Other Businesses	2,645	593	2,052	346.0%

Total segment operating income	$48,768	$36,294	$12,474	34.4%

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher sales of tile coatings. The sales increase was driven by favorable changes in foreign exchange rates and higher sales volume of tile coatings, partially offset by lower sales volume of porcelain enamel products. Sales increased in Europe, Asia and Latin America, and declined in the United States. Operating income increased as a result of a combination of improved product pricing, manufacturing cost improvements, lower SG&A expense and increased sales volume, partially offset by higher raw material costs.
Electronic Materials Segment Results. Sales increased in Electronic Materials, driven by continued strong demand for metal pastes and powders, particularly those products used to manufacture solar cells. The higher sales were driven by higher product pricing, including increased precious metal costs which generally are passed through to our customers with minimal gross profit contribution. Sales grew as a result of sharply higher shipments from our manufacturing facilities in the United States, although much of this product volume is used by customers in other regions. Operating income increased as a result of the positive effects of increased sales of higher-margin products, and benefits from manufacturing productivity improvements, partially offset by higher SG&A expense.

Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as the effects of favorable foreign currency exchange rates and improved product pricing more than offset lower sales volume. Demand from customers in Europe declined during the quarter, although sales for the full quarter were slightly higher compared to the third quarter of 2007. Operating income declined as a result of lower sales volume, higher manufacturing costs, an increased bad debt reserve, and higher raw material costs, partially offset by lower SG&A expense.
Polymer Additives Segment Results. Sales increased in Polymer Additives as a result of improved product pricing and product mix, as well as favorable changes in foreign currency exchange rates. Sales increased in Europe and the United States, the segment’s two primary sales regions. Operating income increased primarily as a result of higher product pricing and improved product mix, partially offset increased raw material costs.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics as a result of continued weak customer demand in the United States and Europe. The weak demand resulted in lower sales volume, which was partially offset by higher product pricing. Operating income declined from the prior-year period as a result of lower manufacturing volume and higher raw material costs, partially offset by increased product pricing. Lower manufacturing costs and SG&A expenses, achieved through reduction in employee positions, also contributed positively to operating income.
Other Businesses Segment Results. Sales increased in Other Businesses as a result of higher sales volume of fine chemical and pharmaceutical products. Operating income increased as a result of the higher sales volume and improved product mix.

	Three months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$281,502	$232,405	$49,097	21.1%
International	327,086	318,296	8,790	2.8%

Total	$608,588	$550,701	$57,887	10.5%

Sales increased in the United States, Europe and Latin America during the three months ended September 30, 2008, compared with the prior-year period. Sales in Asia were little changed from the third quarter of 2007. In the United States, the sales increase was driven by Electronic Materials products, with additional contributions from increased sales in Polymer Additives. U.S. sales declined in Specialty Plastics. International sales increased primarily as a result of higher European sales of Polymer Additives and increased Performance Coatings products sales in all international regions.

Comparison of the nine months ended September 30, 2008 and 2007

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$1,866,240	$1,634,064	$232,176	14.2%
Cost of sales	1,515,526	1,319,609	195,917	14.8%

Gross profit	350,714	314,455	36,259	11.5%
Gross profit percentage	18.8%	19.2%
Selling, general and administrative expenses	238,122	234,212	3,910	1.7%
Restructuring charges	22,280	7,689	14,591	189.8%
Other expense (income):
Interest expense	39,740	46,220	(6,480)	(14.0%)
Interest earned	(484)	(1,425)	941	(66.0%)
Loss on extinguishment of debt	5,531	—	5,531	—
Foreign currency losses, net	769	924	(155)	(16.8%)
Miscellaneous expense (income), net	4,659	(399)	5,058	(1,267.7%)

Income before taxes	40,097	27,234	12,863	47.2%
Income tax expense	16,688	10,814	5,874	54.3%

Income from continuing operations	23,409	16,420	6,989	42.6%
Loss from discontinued operations, net of tax	73	216	(143)	(66.2%)

Net income	$23,336	$16,204	$7,132	44.0%

Diluted earnings per share	$0.52	$0.36	$0.16	44.4%

Net sales increased by 14.2% in the nine months ended September 30, 2008, compared with the same period in 2007. The sales increase was driven by higher sales in the Electronic Materials, Performance Coatings, Color and Glass Performance Materials, Polymer Additives and Other Businesses segments. Sales in our Specialty Plastics segment declined. The sales growth primarily was the result of higher product prices, including pass-through of higher precious metal costs, improved product mix, and favorable changes in foreign currency exchange rates. Sales increased in all regions, compared with the first nine months of 2007.
Gross profit increased in the first three quarters of 2008 compared with the first three quarters of 2007, primarily as a result of increased product prices and higher sales, partially offset by higher raw material costs. Gross profit during the first nine months of 2008 was negatively impacted by $3.0 million in charges related to asset write-offs and manufacturing rationalization activities. Gross profit was also reduced by costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location. Gross profit, as a percentage of net sales, was negatively impacted by higher raw material costs, including costs of precious metals. Precious metal costs generally are passed through to customers with minimal gross profit contribution. Gross profit was reduced by $4.7 million in the first nine months of 2007, primarily as a result of accelerated depreciation charges related to our manufacturing rationalization activities. Also, gross profit in the first three quarters of 2007 was reduced by the costs of a temporary interruption of production at our manufacturing site in South Plainfield, New Jersey, and costs that were required to address quality issues at our Evansville, Indiana, manufacturing facility.
Selling, general and administrative (“SG&A”) expenses declined to 12.8% of net sales in the first nine months of 2008 compared with 14.3% of sales in the prior-year period. SG&A expenses for the first nine months of 2008 included charges of $3.8 million primarily related to corporate development activities, asset write-offs and employee severance expenses, partially offset by benefits from litigation settlements and insurance proceeds. SG&A expense in the first nine months of 2007 included charges of $8.4 million, primarily related to reserves for litigation settlements and corporate development activities.

Restructuring charges increased to $22.3 million in the first nine months of 2008 compared with $7.7 million in the first nine months of 2007. The 2008 restructuring charges are primarily related to manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials manufacturing operations in Europe and Brazil, and additional restructuring activities in our Performance Coatings, Color and Glass Performance Materials, Polymer Additives, and Specialty Plastics segments that were initiated in 2007 and the first nine months of 2008.
Interest expense declined during the first nine months of 2008 compared with the prior-year period. In the first nine months of 2007, we recorded a non-recurring $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements. In the first nine months of 2008, our interest expense also declined because our average interest rates on borrowings were lower than in the same period during 2007. The benefit was partially offset by higher borrowing levels.
During the 2008 third quarter, we refinanced our 9 1/8% coupon senior notes using the proceeds of a new convertible bond issue and additional borrowing from our revolving credit facility. In connection with the repayment of the previous senior notes, we recorded a loss on extinguishment of debt of $5.5 million during the quarter. This loss consists of costs that would have been reported as interest expense during the remaining life of the previous senior notes had we not extinguished the debt early.
Miscellaneous expense was $4.7 million in the first nine months of 2008 compared with miscellaneous income of $0.4 million in the first nine months of 2007. The primary drivers of the change were an increased provision for an environmental contingency in Latin America related to a previously closed manufacturing site, a loss on forward contracts in the current period compared to a gain in the prior-year period, and lower gains on the disposal of assets.
Income tax expense for the first nine months of 2008 was $16.7 million, or 41.6% of pre-tax income. Income tax expense for the first nine months of 2007 was $10.8 million, or 39.7% of pre-tax income. The reasons for the increase in the effective tax rate were a change in the mix of income by country and a decrease in the U.S. tax cost on foreign dividends. The effective tax rate was also impacted by an unfavorable tax court decision in Brazil, an increase in the valuation allowance, and favorable adjustments to prior-year accruals which, in aggregate, totaled $2.4 million.
There were no new businesses included in discontinued operations in the first nine months of 2008.

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$501,819	$451,058	$50,761	11.3%
Electronic Materials	452,317	338,412	113,905	33.7%
Color & Glass Performance Materials	374,083	329,195	44,888	13.6%
Polymer Additives	284,107	252,903	31,204	12.3%
Specialty Plastics	183,499	198,994	(15,495)	(7.8%)
Other Businesses	70,415	63,502	6,913	10.9%

Total segment sales	$1,866,240	$1,634,064	$232,176	14.2%

Segment Operating Income
Performance Coatings	$34,400	$29,947	$4,453	14.9%
Electronic Materials	43,527	19,534	23,993	122.8%
Color & Glass Performance Materials	40,695	39,462	1,233	3.1%
Polymer Additives	11,703	10,576	1,127	10.7%
Specialty Plastics	7,520	10,961	(3,441)	(31.4%)
Other Businesses	7,405	7,982	(577)	(7.2%)

Total segment operating income	$145,250	$118,462	$26,788	22.6%

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of increased sales of tile coating products. Sales increased in Europe, Asia and Latin America while sales in the United States declined. The primary drivers of the sales growth were favorable changes in foreign currency exchange rates and increased sales volume of tile coatings products. Operating income increased in the first nine months of 2008 due to higher product prices, volume increases and SG&A reductions, partially offset by raw material cost increases.
Electronic Materials Segment Results. Sales increased in Electronic Materials as a result of increased sales of metal pastes and powders, particularly sales to manufacturers of solar cells. Sales grew as a result of increased product pricing, including higher product prices resulting from the pass-through to customers of higher precious metal costs. Sales also increased as a result of increased sales volume and favorable changes in foreign currency exchange rates. Sales increased from U.S.-based manufacturing operations. Products from our U.S. facilities often are used by our customers in other regions, particularly in Asia. Operating income increased as a result of the positive effects of increased sales of higher-margin products, lower manufacturing costs and benefits from prior-period restructuring activities. Also, during the first nine months of 2007, operating income was reduced by costs associated with a temporary interruption of manufacturing activities at our manufacturing site in South Plainfield, New Jersey.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of growth in sales of glass coatings and performance pigment materials. The higher sales were primarily the result of favorable changes in foreign currency exchange rates and higher product prices. Sales increased in all regions, led by growth in Europe. Operating income improved primarily as a result of improved product pricing and favorable changes in foreign currency exchange rates, partially offset by higher raw material costs.
Polymer Additives Segment Results. Sales increased in Polymer Additives as a result of higher product pricing and favorable changes in foreign exchange rates, partially offset by the effects of lower sales volume. Sales increased in Europe and the United States. During the first nine months of 2008 operating income increased slightly, driven by improved product pricing that was largely offset by higher raw material costs and the negative effects of lower sales volume. Also during the first nine months of 2008 operating income was negatively impacted by $3.3 million in additional manufacturing costs resulting from the clean-up of an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location.

Specialty Plastics Segment Results. Sales declined in Specialty Plastics primarily due to continuing weak demand from U.S.-based customers, particularly in the automotive parts and appliance industries. As a result of the weak demand, sales volume declined, more than offsetting the positive effects of increased product pricing and favorable changes in foreign currency exchange rates. Operating income declined as a result of higher raw material costs and lower manufacturing volumes, partially offset by increased product pricing. Cost reduction activities in manufacturing and SG&A expense helped to moderate the decline in operating income.
Other Businesses Segment Results. Sales increased in Other Businesses as a result of increased sales of fine chemical products. Sales of pharmaceutical products in the first nine months of 2008 were lower than the prior-year period. Sales volume of certain of our pharmaceutical products can vary significantly from period to period as a result of our customers’ intermittent production of some low-volume products which use our materials. Operating income declined as a result of a less favorable product mix.

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$811,678	$710,423	$101,255	14.3%
International	1,054,562	923,641	130,921	14.2%

Total	$1,866,240	$1,634,064	$232,176	14.2%

Sales increased in all regions during the first nine months of 2008 compared with the prior-year period. In the United States, sales growth was led by increased sales in Electronic Materials, with additional contributions from Polymer Additives and Color and Glass Performance Materials. U.S. sales declined in Specialty Plastics and Performance Coatings. Sales increased in Europe, Asia and Latin America. The international sales growth was led by increased sales of Performance Coatings, Color and Glass Performance Materials, Electronic Materials and Polymer Additives.
Summary of Cash Flows for the nine months ended September 30, 2008 and 2007

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Net cash provided by operating activities	$1,838	$121,281	$(119,443)	(98.5%)
Net cash used for investing activities	(54,283)	(39,992)	(14,291)	35.7%
Net cash provided by (used for) financing activities	55,359	(73,302)	128,661	(175.5%)
Effect of exchange rate changes on cash and cash equivalents	(415)	849	(1,264)	(148.9%)

Increase in cash and cash equivalents	$2,499	$8,836	$(6,337)	(71.7%)

Cash flows from operating activities decreased by $119.4 million in the first nine months of 2008 compared with the same period of 2007. In the first nine months of 2007, we received $70.1 million of deposits held by financial institutions under our precious metals consignment program. Deposit requirements were eliminated during 2007. Cash used for inventories and accounts and trade notes receivable, net of accounts payable, increased $80.1 million, primarily due to increases in raw material prices which are largely passed through to our customers.
Cash used for investing activities increased by $14.3 million, primarily due to higher capital expenditures of $8.6 million, expenditures for other, primarily intangible, assets of $3.4 million to expand a product line, and lower proceeds from sales of assets and businesses of $2.1 million.

Cash flows from financing activities increased by $128.7 million. Changes in borrowing activity resulted in an increase of $140.8 million. In the first nine months of 2008, we borrowed $84.1 million, while in the same period of 2007, we used cash to reduce our debt by $56.7 million. The first nine months of 2007 also included $9.2 million in proceeds to the Company from the exercise of stock options.
Capital Resources and Liquidity
Credit Rating
At September 30, 2008, the Company’s corporate credit rating was B1, with a positive outlook, by Moody’s Investor Services, Inc. and B+, with a stable outlook, by Standard & Poor’s Rating Group.
6.50% Convertible Senior Notes
In August 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. At September 30, 2008, we were in compliance with the covenants under the Convertible Notes’ indentures.
9 1/8% Senior Notes
In June 2008, Ferro commenced a cash tender offer to purchase any and all of its outstanding $200 million aggregate principal amount of 9 1/8% Senior Notes due 2009 (the “9 1/8% Notes”). In August and September, we purchased all of the 9 1/8% Notes for $205.3 million, including call premiums and tender costs, and recorded a loss of $5.5 million, including unamortized discounts and fees. We financed the purchase of the 9 1/8% Notes and related costs from the issuance of the Convertible Notes, along with available cash, including borrowings under Ferro’s revolving credit facility.
Revolving Credit and Term Loan Facility
In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “Amended Credit Facility”). At September 30, 2008, the Amended Credit Facility consisted of a $300 million revolving credit facility, which matures in 2011, and a $305 million term loan facility, which matures in 2012. As part of the agreement, we can request an increase of $50 million in the revolving credit facility. At September 30, 2008, we were in compliance with the covenants of the Amended Credit Facility.
At September 30, 2008, we had borrowed $132.1 million of the revolver and had $159.3 million available, after reductions for standby letters of credit secured by this facility. At September 30, 2008, we had borrowed $293.3 million in term loans. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from July 2008 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made an additional principal payment of $6.4 million.

Off Balance Sheet Arrangements
Receivable Sales Programs. We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements.
In our largest program, which expires in 2009, we sell, on an ongoing basis, substantially all of Ferro’s U.S. trade accounts receivable to Ferro Finance Corporation (“FFC”), a wholly-owned unconsolidated qualified special purpose entity (“QSPE”). FFC finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (“Conduits”). In June 2008, we amended the program to reduce the maximum proceeds and the conduits’ commitment levels from $100 million to $75 million. FFC and the Conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. Ferro’s consolidated balance sheet does not include the trade receivables sold, but does include a note receivable from FFC to the extent that cash proceeds from the sales of accounts receivable to FFC have not yet been received by Ferro. At September 30, 2008, Ferro had received net proceeds of $75.0 million for outstanding receivables, and the balance of Ferro’s note receivable from FFC was $29.7 million.
In addition, we maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting these programs can be withdrawn at any time and totaled $78.0 million at September 30, 2008. Ferro had received net proceeds under the international programs of $28.8 million at September 30, 2008, for outstanding receivables.
Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We also process precious metals owned by our customers. At September 30, 2008, we had on hand $125.8 million of precious metals owned by financial institutions, measured at fair value.
Bank Guarantees and Standby Letters of Credit. At September 30, 2008, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $14.4 million. These agreements primarily relate to Ferro’s insurance programs, potential environmental remediation liabilities, and foreign tax payments.
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
Recent difficulties experienced by global capital markets could affect the ability of counterparties to perform under our various lines of credit, receivable sales programs, forward contracts and precious metal lease programs. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings except for one, which is not rated. Accordingly, we do not anticipate counterparty default. The recent declines in global capital markets have caused a reduction in the value of our pension plan assets. This reduction could have an adverse effect on pension expense and funding requirements for 2009.
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
On September 29, 2008, we entered into an agreement for the sale of our fine chemicals business to Novolyte Technologies LP, an affiliate of Arsenal Capital Management LP. On October 31, 2008, we amended the agreement, primarily to reduce the selling price from $66.0 million to $60.0 million, and closed the sale of the U.S. portion of the business for $52.0 million. The remaining $8.0 million of purchase price will be held in escrow until the completion of an equity transfer of Ferro (Suzhou) Energy Storage Materials Co. Ltd. (“Ferro Suzhou”), a wholly-owned subsidiary of Ferro, which owns the fine chemicals business’ manufacturing facilities in Suzhou, China. The equity transfer of Ferro Suzhou is subject to certain conditions, including government approval of the equity transfer in China and the receipt of certain permits or licenses. The equity transfer is expected to be completed by the end of 2008.

Critical Accounting Policies and Their Application
There are no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Newly Adopted Accounting Standards
On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. FAS 157-2”). Effective July 1, 2008, we also adopted FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active, (“FSP No. FAS 157-3”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, (“FAS No. 13”) as well as other accounting pronouncements that address fair value measurement on lease classification or measurement under FAS No. 13 from the scope of FAS No. 157. FSP No. FAS 157-2 delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP No. FAS 157-3 amends FAS No. 157 to give an example of how to determine the fair value of a financial asset in an inactive market, but does not change the fair value measurement principles of FAS No. 157. The portions of these pronouncements that were not delayed were adopted prospectively, and their adoption reduced the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps. We are currently evaluating the impact on our consolidated financial statements of adopting the deferred portions of these pronouncements on January 1, 2009.
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
Newly Issued Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”). These statements change the way that companies account for business combinations and noncontrolling interests (e.g., minority interests). Both standards are to be applied prospectively for fiscal years beginning after December 15, 2008. However, FAS No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements. In 2009, we will retrospectively reclassify the amount of minority interests in consolidated subsidiaries to equity and separately report the amount of net income or loss attributable to minority interests.

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
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is to be applied retrospectively and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. If this pronouncement had been applied at September 30, 2008, the carrying value of the liability component of the 6.50% Convertible Senior Notes would have been approximately $152.7 million, including $0.4 million of imputed interest, and the carrying value of the equity component would have been approximately $19.6 million, net of $0.6 million of allocated third-party transaction costs.
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
We are also subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product development, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these precious metals agreements, with purchase commitments totaling $13.0 million at September 30, 2008, are designated as normal purchase contracts and are not marked to market. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, are not marked to market, and had purchase commitments totaling $16.9 million at September 30, 2008.

================================================================================

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands,
	except as noted)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$3,823	$2,636
Fixed-rate debt:
Carrying amount	$173,047	$200,404
Fair value	$160,155	$205,705
Change in fair value from 1% increase in interest rate	$(1,656)	$(1,929)
Change in fair value from 1% decrease in interest rate	$1,984	$1,957
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(7,401)	$(8,109)
Change in fair value from 1% increase in interest rate	$3,785	$5,000
Change in fair value from 1% decrease in interest rate	$(3,889)	$(5,181)
Foreign currency forward contracts:
Notional amount	$154,025	$142,638
Carrying amount and fair value	$1,301	$(268)
Change in fair value from 10% appreciation of U.S. dollar	$2,323	$(1,402)
Change in fair value from 10% depreciation of U.S. dollar	$(2,839)	$1,714
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	772	1,171
Carrying amount and fair value	$(938)	$(1,499)
Change in fair value from 10% change in forward prices	$232	$507
Precious metals forward contracts:
Notional amount (in troy ounces)	64	159,648
Carrying amount and fair value	$(6)	$755
Change in fair value from 10% change in forward prices	$7	$612

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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. As described below, we have taken measures to improve our internal controls and procedures; however, there has not been adequate time for us to conclude that the material weakness in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2007, has been fully remediated. Therefore, Ferro’s management, including its Chief Executive Officer and its Chief Financial Officer, has concluded that, as of September 30, 2008, Ferro’s disclosure controls and procedures were not effective.
Additional procedures were performed in order for management to conclude with reasonable assurance that the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
As of December 31, 2007, we identified the following material weakness in internal control over financial reporting:
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
We have taken measures to improve the effectiveness of our internal control over financial reporting and to address the material weakness described above. The following process and control improvements are changes in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess our disclosure controls and procedures and will take any further actions that we deem necessary.
•	Formal policies and procedures relative to granting access to the Company’s financial systems were redesigned to provide for a more standardized approach and additional safeguards in the process of granting access to financial systems.

•	Procedures and automated tools, to provide the Company better visibility to and management of access granted to sensitive financial transactions and data, were implemented.

•	User access to sensitive financial transactions and data in the Company’s financial systems was evaluated and, where possible, was limited to better align user access with employee job responsibilities.

•	A project to centralize the control and maintenance of the Company’s financial system master files, including customer, vendor, and materials master files, was completed, which strengthen the Company’s assurance of complete and accurate master data.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information on legal proceedings contained in Note 9 to the condensed consolidated financial statements is incorporated here by reference.
As previously disclosed, for the year ended December 31, 2007, we submitted deviation reports required by the Title V air emission permit issued under the New Jersey Air Pollution Control Act (the “Title V Air Permit”), which contained numerous deviations from the standards required by the Title V Air Permit at our South Plainfield, New Jersey, facility. While no penalty has been assessed at this time, we are in the process of negotiating an administrative consent order and a compliance schedule to settle these issues with the New Jersey Department of Environmental Protection (“NJDEP”). We cannot determine the outcome of these settlement negotiations at this time.
As previously disclosed, in each of February 2007 and February 2008, the NJDEP issued an administrative order and notice of civil administrative penalty assessment to the Company for alleged violations at our Bridgeport, New Jersey, facility of the NJDEP laws and regulations regarding water discharge requirements pursuant to the New Jersey Water Pollution Control Act (“WPCA”). In September 2008, we entered into an administrative consent order, which includes a compliance schedule, with the NJDEP. We paid $0.2 million as a result of this administrative consent order.

Item 1A. Risk Factors
Many factors could cause our actual results to differ materially from those suggested by statements contained in this filing and could adversely affect our future financial performance. Such factors include the following:
We depend on reliable sources of energy and raw materials, including petroleum-based materials and other supplies, at a reasonable cost, but the availability of these materials and supplies could be interrupted and/or their prices could escalate and adversely affect our sales and profitability.
We purchase energy and many raw materials, including petroleum-based materials and other supplies, that we use to manufacture our products. Changes in their availability or price could affect our ability to manufacture enough products to meet customers’ demands or to manufacture products profitably. We try to maintain multiple sources of raw materials and supplies where practical, but this may not prevent unanticipated changes in their availability or cost. We may not be able to pass cost increases through to our customers. Significant disruptions in availability or cost increases could adversely affect our manufacturing volume or costs, which could negatively affect product sales or profitability of our operations.
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
We sell our products into industries where demand has been unpredictable, cyclical or heavily influenced by consumer spending, and such demand and our results of operations may be further impacted by the recent macro-economic circumstances and uncertainty in credit markets.
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
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 has substantially increased. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the global economy and the markets going forward. These factors, combined with volatile raw materials costs, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession in a number of markets around the world. As a result of these conditions, our customers may experience cash flow problems and may modify, delay or cancel plans to purchase our products.
Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any reduction in demand or inability of our current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

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
We depend on external financial resources, and the current economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.
As of December 31, 2007, we had approximately $526.1 million of short-term and long-term debt with varying maturities. These borrowings have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current obligations as well as fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in the section “Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” in our most recently filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K and in the notes to the consolidated financial statements included in these reports.
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

We are subject to a number of restrictive covenants under our credit facilities, which could affect our flexibility to fund strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.
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
Breaches of these covenants could become defaults under our credit facilities and cause the acceleration of debt payments beyond our ability to pay. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions in key markets deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and fund our ongoing operations. Such financing may not be available on favorable terms, if at all.
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
A majority of our full-time employees are employed outside the United States. In certain jurisdictions where we operate, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or respective works councils. These regulations and laws, coupled with the requirement to consult with the relevant unions or works councils, could have a significant impact on our flexibility in managing costs and responding to market changes.

Furthermore, with respect to our employees who are subject to collective bargaining arrangements or similar arrangements (approximately 18.2% of our U.S. workforce as of December 31, 2007), there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Employee benefit costs, especially postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.
Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. The recent declines in global capital markets have caused a reduction in the value of our pension plan assets. This reduction could have an adverse effect on pension expense and funding requirements for 2009.
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

We concluded that these control weaknesses, while they did not result in adjustments to the 2007 annual or interim consolidated financial statements, when aggregated, result in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, our management has determined that this condition constituted a material weakness and concluded that our internal control over financial reporting was not effective as of December 31, 2007. We also reported the existence of material weaknesses and the conclusion that our internal controls were not effective as of December 31, 2006, December 31, 2005, and December 31, 2004, as discussed in our Annual Reports on Form 10-K filed with respect to those fiscal years.
During 2007 and 2008 we have continued remediation activities intended to improve our internal controls and procedures; however, there has not been adequate time for us to conclude that the material weakness in our internal control over financial reporting described in our Annual Report for the year ended December 31, 2007, has been fully remediated. Therefore, our management has concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.
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
Ferro Corporation is exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. As a result, our results of operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting.
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

Date: November 5, 2008
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008

/s/ Sallie B. Bailey
Sallie B. Bailey
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.
Exhibit:

3	Articles of incorporation and by-laws

3.1
Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

3.2
Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 28, 1994. (Reference is made to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

3.3
Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro filed June 19, 1998. (Reference is made to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

3.4
Ferro Corporation Code of Regulations. (Reference is made to Exhibit 4.4 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

4	Instruments defining rights of security holders, including indentures

4.1
Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association. (Reference is made to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

4.2
First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Note due 2013). (Reference is made to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K, filed August 19, 2008, which Exhibit is incorporated here by reference.)

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts

10.1
Underwriting Agreement, dated as of August 13, 2008, by and among Ferro Corporation and the underwriters named therein, pertaining to $150 million in aggregate principal amount of 6.50% Convertible Senior Notes due 2013. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 14, 2008, which Exhibit is incorporated here by reference.)

10.2
First Amendment to Asset Purchase Agreement, dated October 31, 2008, between Ferro Corporation and Novolyte Technologies LP. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed November 4, 2008, which Exhibit is incorporated here by reference.)

10.3
Asset Purchase Agreement, dated as of September 29, 2008, between Ferro Corporation and Novolyte Technologies LP. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 3, 2008, which Exhibit is incorporated here by reference.)

10.4
Suzhou Equity Transfer Agreement, dated October 31, 2008, among Novolyte Technologies Limited, Novolyte Technologies LP and Ferro Corporation. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed November 4, 2008, which Exhibit is incorporated here by reference.)

10.5
Form of Change in Control Agreement. (Reference is made to Exhibit 10(h) to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which Exhibit is incorporated here by reference.) (Mark H. Duesenberg, Vice President, General Counsel and Secretary signed a change in control agreement effective September 17, 2008.)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.