Form 10-K
period 2008-12-31
FERRO CORP
filed 2009-03-11
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
6.50% Convertible Senior Notes due August 15, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2008, was approximately $790,430,000.

On February 27, 2009, there were 44,668,093 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 —	Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its consolidated subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials and chemicals that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. In approximately 50 manufacturing sites around the world, we produce the following types of products:

•	Inorganic specialty products — High-quality glazes, frits, enamels, pigments, dinnerware decoration colors and other performance materials;

•	Organic specialty products — Polymer specialty materials, engineered plastic compounds, pigment dispersions, and high-potency pharmaceutical active ingredients; and

•	Electronic materials — High-performance dielectrics, conductive pastes, metal powders and polishing materials.

We refer to our products as performance materials and chemicals because we formulate them to perform specific functions in the manufacturing processes and end products of our customers. The products we develop often are delivered to our customers in combination with customized technical service. The value of our products stems from the benefits they deliver in actual use. We develop and deliver innovative products to our customers through our key strengths in:

•	Particle Engineering — Our ability to design and produce very small particles made of a broad variety of materials, with precisely controlled characteristics of shape, size and size distribution. We understand how to disperse these particles within liquid, paste and gel formulations.

•	Color and Glass Science — Our understanding of the chemistry required to develop and produce pigments that provide color characteristics ideally suited to customers’ applications. We have a demonstrated ability to provide glass-based coatings with properties that precisely meet customers’ needs in a broad variety of applications.

•	Surface Chemistry and Surface Application Technology — Our understanding of chemicals and materials used to develop products and processes that involve the interface between layers and the surface properties of materials.

•	Product Formulation — Our ability to develop and manufacture combinations of materials that deliver specific performance characteristics designed to work within customers’ particular manufacturing processes.

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

We divide our operations into seven business units, which comprise six reportable business segments. We have grouped these units by their product group below:

Inorganic Specialties	Organic Specialties	Electronic Material Systems

• Tile Coating Systems(1)	• Polymer Additives	• Electronic Materials

• Porcelain Enamel(1)	• Specialty Plastics

• Color and Glass Performance Materials	• Pharmaceuticals

(1)	Tile Coating Systems and Porcelain Enamel are combined into one reportable business segment, Performance Coatings, for financial reporting purposes.

In past years, our Other Businesses segment reported the combined results of operations from Ferro’s Pharmaceuticals and Fine Chemicals businesses. The Fine Chemicals business was sold during the fourth quarter of 2008, and the financial results from this business are now included in discontinued operations.

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

Our leading customers include manufacturers of tile, major appliances, construction materials, automobile parts, glass, bottles, vinyl flooring and wall coverings, solar cells, multi-layer capacitors, and pharmaceuticals. Many of our customers, including makers of major appliances and automobile parts, purchase materials from more than one of our business units. Our customer base is well diversified both geographically and by end market.

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2008, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

Competition

In most of our markets, we have a substantial number of competitors, none of which is dominant. Due to the diverse nature of our product lines, no single competitor directly matches all of our product offerings. Our competition varies by product and by region, and is based primarily on price, product quality and performance, customer service and technical support, and our ability to develop custom products to meet specific customer requirements.

We are a worldwide leader in the production of glass enamels, porcelain enamels and ceramic glaze coatings. There is strong competition in our markets, ranging from large multinational corporations to local producers. While many of our customers purchase custom products and formulations from us, our customers could generally buy from other sources, if necessary.

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:(1)	Precious and Non-precious Metals:(3)

• Zinc oxide	• Gold
• Cobalt oxide	• Platinum
• Lead oxide	• Palladium
• Aluminum oxide	• Silver
• Nickel oxide	• Titanium
• Chromium
Polymers:(2)	• Copper
• Polypropylene	• Bismuth
• Unsaturated polyester	• Lithium
• Polystyrene	• Zinc

Other Inorganic Materials:	Other Organic Materials: (4)
• Zircon(1)	• Phthalic anhydride
• Feldspar(1)	• Toluene
• Silica(1)	• Butanol
• Titanium dioxide(2)	• Tallow
• Fiberglass(2)	• Soybean oil
• Boron(3)

(1)	Primarily used by Color and Glass Performance Materials, Tile Coating Systems and Porcelain Enamel.

(2)	Primarily used by Specialty Plastics.

(3)	Primarily used by Electronic Materials and Color and Glass Performance Materials.

(4)	Primarily used by Polymer Additives.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials may have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost increases, including those related to precious metals.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2008, but we are subject to volatile raw material costs that can affect our results of operations.

Environmental Matters

As part of the production of some of our products, we handle, process, use and store hazardous materials. As a result, we operate manufacturing facilities that are subject to a broad array of environmental laws and regulations in the countries in which they operate, particularly for plant wastes and emissions. In addition, some of our products are subject to restrictions under laws or regulations such as California Proposition 65 or the European Union’s

(“EU”) hazardous substances directive. The costs to comply with complex environmental laws and regulations are significant and will continue for the industry and us for the foreseeable future. These routine costs are expensed as they are incurred. While these costs may increase in the future, they are not expected to have a material impact on our financial position, liquidity or results of operations. We believe that we are in compliance with the environmental regulations to which our operations are subject and that, to the extent we may not be in compliance with such regulations, non-compliance will not have a materially adverse effect on our financial position, liquidity or results of operations.

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Capital expenditures for environmental, health and safety were $14.7 million in 2008, $11.6 million in 2007, and $6.2 million in 2006. Although we cannot precisely predict future environmental, health and safety capital spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations.

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

Expenditures for research and development activities for continuing operations were approximately $33.6 million in 2008, $36.9 million in 2007, and $42.6 million in 2006. Expenditures for individual customer requests for research and development were not material.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2028. We also use a number of trademarks that are important to our businesses as a whole or to a particular segment. We believe that these trademarks are adequately protected.

Employees

At December 31, 2008, we employed 5,638 full-time employees, including 3,863 employees in our foreign consolidated subsidiaries and 1,775 in the United States (“U.S.”). Total employment decreased 365 in our foreign subsidiaries and 272 in the U.S. from the prior year end due to the sale of our Fine Chemicals business and our various restructuring and cost reduction programs, including the closure of plants in Rotterdam, Netherlands, and Toccoa, Georgia.

Collective bargaining agreements cover approximately 18% of our U.S. workforce. Approximately 2% of the U.S. employees are affected by labor agreements that expire in 2009, and we expect to complete renewals of these agreements with no significant disruption to the related businesses. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

We began international operations in 1927. Our products are produced and distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated subsidiaries:

• Argentina	• France	• Mexico	• Thailand

• Australia	• Germany	• Netherlands	• United Kingdom

• Belgium	• Indonesia	• Portugal	• Venezuela

• Brazil	• Italy	• Spain

• China	• Japan	• Taiwan

Unconsolidated affiliates:

• Italy	• Spain	• South Korea	• Thailand

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

We sell our products to a wide variety of customers who supply many different market segments. Many of these market segments, such as building and renovation, major appliances, transportation, and electronics, are cyclical or closely tied to consumer demand, which is difficult to predict. Incorrect forecasts of demand or unforeseen reductions in demand can adversely affect costs and profitability due to factors such as underused manufacturing capacity, excess inventory, or working capital needs. These factors can result in lower profitability.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2008 has substantially increased. Recently, concerns over fluctuating prices, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the global economy and the markets going forward. These factors, combined with declining business and consumer confidence, increased unemployment, and volatile raw materials costs, have precipitated an economic slowdown and recession in a number of markets around the world. As a result of these conditions, our customers may experience cash flow problems and may modify, delay or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any reduction in demand or inability of our current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

We are subject to a number of restrictive covenants under our credit facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

Our credit facilities contain a number of restrictive covenants, including those described in more detail in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and a fixed charge coverage ratio and certain creditworthiness tests. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These facilities are described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Breaches of these covenants could become defaults under our credit facilities and cause the acceleration of debt payments beyond our ability to pay. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions in key markets deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

We depend on external financial resources, and the current economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

As of December 31, 2008, we had approximately $589.5 million of short-term and long-term debt with varying maturities and approximately $134.8 million of off balance sheet arrangements, including consignment and customer arrangements for precious metals, international receivables sales programs, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders, customers and financial partners and their willingness to support our needs are essential to our liquidity and our ability to meet our current obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Interest rates on some of our borrowings are variable, and our borrowing costs could be affected adversely by interest rate increases.

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2008, that a one percent increase in interest rates would cause interest expense to increase by approximately $2.7 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. As of December 31, 2008, we had $147.3 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 7 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Noncompliance with NYSE rules could result in the delisting of our common stock from the NYSE.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NYSE’s listing standards. These listing standards include: (1) the average closing price of our common stock over a 30 trading-day period must not fall below $1.00 (although this requirement has been temporarily suspended by the NYSE until June 30, 2009), (2) our market capitalization must not fall below $75 million if at the same time our shareholders’ equity is less than $75 million, and (3) irrespective of our level of shareholders’ equity, our market capitalization must not fall below $25 million (this standard was temporarily lowered by the NYSE from $25 million to $15 million until June 30, 2009).

Our closing stock price on February 27, 2009, was $1.47 and our market capitalization was approximately $66 million. As of December 31, 2008, our shareholders’ equity was approximately $324 million. If our stock price declines to the point where our compliance with the listing standards is in jeopardy, we will consider taking such actions as we deem appropriate under the circumstances to regain compliance. If we were to fail to meet the continued listing requirements, NYSE rules provide a six-month period, with respect to the minimum stock price standard, and an 18-month period, with respect to the market capitalization and shareholders’ equity standard, to regain compliance. If we are unable to satisfy the NYSE criteria for continued listing and unable to regain compliance during the specified periods, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

We depend on reliable sources of energy and raw materials, including petroleum-based materials and other supplies, at a reasonable cost, but the availability of these materials and supplies could be interrupted and/or their prices could escalate and adversely affect our sales and profitability.

We purchase energy and many raw materials, including petroleum-based materials and other supplies, which we use to manufacture our products. Changes in their availability or price could affect our ability to manufacture enough products to meet customers’ demands or to manufacture products profitably. We try to maintain multiple sources of raw materials and supplies where practical, but this may not prevent unanticipated changes in their availability or cost. We may not be able to pass cost increases through to our customers. Significant disruptions in availability or cost increases could adversely affect our manufacturing volume or costs, which could negatively affect product sales or profitability of our operations.

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

More than 50% of our net sales during 2008 were outside of the U.S. In order to support global customers, access regional markets and compete effectively, our operations are located around the world. As a result, our operations have additional complexity from changing economic, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. Other risks inherent in international operations include the following:

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

Furthermore, with respect to our employees who are subject to collective bargaining arrangements or similar arrangements (approximately 18% of our U.S. workforce as of December 31, 2008), there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Employee benefit costs, especially postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. The recent declines in global capital markets have caused a reduction in the value of our pension plan assets. This reduction could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We conducted an assessment of our internal controls over financial reporting as of December 31, 2008 and concluded that the internal controls over financial reporting were effective as of December 31, 2008. Previously, we had concluded that we had material weaknesses in our internal controls as of December 31, 2004, 2005, 2006 and 2007. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Accordingly, while we have taken actions to address the past material weaknesses and continued activities that materially improved, or are reasonably likely to materially improve, our internal control over financial reporting, these measures may not be sufficient to ensure that our internal controls are effective in the future. If we are unable to correct future weaknesses in internal controls in a timely manner, our ability to record, process, summarize and report reliable financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

We are exposed to risks associated with acts of God, terrorists and others, as well as fires, explosions, wars, riots, accidents, embargoes, natural disasters, strikes and other work stoppages, quarantines and other governmental actions, and other events or circumstances that are beyond our control.

Ferro Corporation is exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-

effectively manage those risks that we do anticipate. As a result, our results of operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting.

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

Our corporate headquarters offices are located at 1000 Lakeside Avenue, Cleveland, Ohio. The Company also owns other corporate facilities, including a centralized research and development facility, which are located in Independence, Ohio. We own principal manufacturing plants that range in size from 17,000 sq. ft. to over 500,000 sq. ft. Plants we own with more than 250,000 sq. ft. are located in: Germany; Spain; Penn Yan, New York; and France. The locations of these principal manufacturing plants by reportable business segment are as follows:

Performance Coatings — U.S.: Cleveland, Ohio. Outside the U.S.: Argentina, Australia, Brazil, China, France, Indonesia, Italy, Mexico, the Netherlands, Spain, Thailand and Venezuela.

Electronic Materials — U.S.: Penn Yan, New York; and South Plainfield, New Jersey. Outside the U.S.: the Netherlands.

Color and Glass Performance Materials — U.S.: Orrville, Ohio; and Washington, Pennsylvania. Outside the U.S.: Australia, Brazil, China, France, Germany, Mexico, the United Kingdom and Venezuela.

Polymer Additives — U.S.: Bridgeport, New Jersey; Cleveland, Ohio; Walton Hills, Ohio; and Fort Worth, Texas. Outside the U.S.: Belgium and the United Kingdom.

Specialty Plastics — U.S.: Evansville, Indiana; Plymouth, Indiana; Edison, New Jersey; and Stryker, Ohio. Outside the U.S.: the Netherlands and Spain.

Pharmaceuticals — U.S.: Waukegan, Illinois.

In October 2005, the Dutch government placed a lien on one of our facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. Ferro’s revolving credit and term loan facility, which was established in June 2006, has a security interest in the Company’s and its domestic material subsidiaries’ real estate.

In addition, we lease manufacturing facilities for the Performance Coatings segment in Italy; for the Electronic Materials segment in Vista, California, Germany and Japan; for the Color and Glass Performance Materials segment in Japan, Portugal and Italy; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more business segments. Leased facilities range in size from 23,000 sq. ft. to over 300,000 sq. ft. at a plant located in Portugal.

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

No matters were submitted to a vote of Ferro’s security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

The executive officers of the Company as of March 11, 2009, are listed below, along with their ages and positions held during the past five years. The year indicates when the individual was named to the indicated position. No family relationship exists between any of Ferro’s executive officers.

James F. Kirsch — 51
Chairman, President and Chief Executive Officer, 2006
President and Chief Executive Officer, 2005
President and Chief Operating Officer, 2004

Sallie B. Bailey — 49
Vice President and Chief Financial Officer, 2007
Senior Vice President-Finance and Controller, The Timken Company, an international manufacturer of highly engineered bearings and alloy steels and provider of related products and services, 2003

Mark H. Duesenberg — 47
Vice President, General Counsel & Secretary, 2008
Executive Director, Legal and Government Affairs, Lenovo Group Ltd., a global manufacturer of personal computers and electronic devices, 2008
Legal Director — Europe, Middle East & Africa, Lenovo Group Ltd., 2005
Vice President, Group Legal, Invensys plc, a global manufacturing, technology, and services company in the fields of control systems, industrial automation, and power generation, 2002

Ann E. Killian — 54
Vice President, Human Resources, 2005
Vice President, Human Resources, W. W. Holdings, LLC, a manufacturer and distributor of doors, frames and hardware products for the commercial construction industry, 2003

Michael J. Murry — 57
Vice President, Inorganic Specialties, 2006
Vice President, Performance Coatings, 2005

President, Chief Executive Officer, and Director, Catalytica Energy Systems, Inc., a provider of products that reduce nitrogen oxides (NOx) emissions for the transportation and power generation industries, 2003

Barry D. Russell — 44
Vice President, Electronic Material Systems, 2006
Group Vice President and General Manager, Electronic Materials, Honeywell International, a provider of aerospace products and services; control technologies for buildings, homes, and industry; turbo chargers; automotive products; and specialty materials, 2004

Peter T. Thomas — 53
Vice President, Organic Specialties, 2006
Vice President, Pharmaceuticals and Fine Chemicals and Polymer Additives, 2004

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. At February 27, 2009, we had 1,458 shareholders of record for our common stock. The closing price of the common stock on February 27, 2009, was $1.47 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2008, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2003.

COMPARISON OF FIVE-YEAR
CUMULATIVE TOTAL RETURNS

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2008 and 2007 were as follows:

	2008			2007
	High	Low	Dividends	High	Low	Dividends

First Quarter	$20.65	$13.77	$0.145	$22.95	$19.30	$0.145
Second Quarter	21.10	13.52	0.145	25.48	19.98	0.145
Third Quarter	24.13	17.28	0.145	26.03	17.37	0.145
Fourth Quarter	20.97	5.54	0.145	23.21	19.28	0.145

If we pay cash dividends in excess of a base dividend amount in any single quarterly period, the conversion rate on our 6.50% Convertible Senior Notes will be increased by formula. The base dividend amount is $0.145 per share, subject to adjustment in certain events.

On January 29, 2009, Ferro’s Board of Directors declared a quarterly dividend of $0.01 per share on the Company’s common stock. On March 11, 2009, we entered into an amendment to our senior credit facility which effectively prohibits us from paying dividends on our common stock. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

We did not repurchase any of our common stock during the fourth quarter of 2008.

Item 6 —	Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Net sales	$2,245,152	$2,147,904	$1,987,606	$1,833,064	$1,797,707
(Loss) income from continuing operations	(53,746)	(99,566)	15,422	15,558	26,008
Basic (loss) earnings per share from continuing operations	(1.26)	(2.34)	0.33	0.33	0.58
Diluted (loss) earnings per share from continuing operations	(1.26)	(2.34)	0.33	0.33	0.58
Cash dividends declared per common share	0.58	0.58	0.58	0.58	0.58
Total assets	1,544,500	1,638,260	1,741,602	1,676,598	1,739,885
Long-term debt, including current portion, and redeemable preferred stock	596,339	538,758	601,765	568,325	521,658

In 2008, we sold our Fine Chemicals business. In 2002 and 2003, we sold our Powder Coatings, Petroleum Additives, and Specialty Ceramics businesses. For all periods presented, we report those businesses as discontinued operations. These divestitures are further discussed in Note 15 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions became more difficult as 2008 progressed. Some markets that were relatively strong through the first three quarters of the year weakened in the fourth quarter. Other markets, including those related to construction and appliances exhibited reduced demand throughout the year compared with 2007, but demand from customers serving these markets also slowed sharply in the final three months of the year.

Net sales increased 4.5% during 2008. Sales growth was relatively strong in the first nine months of the year, driven by a combination of increased product prices, including pass-throughs of higher precious metals costs, and favorable changes in foreign currency exchange rates. Sales declined in the final three months of the year, compared with the fourth quarter of 2007, due to lower sales volumes resulting from global economic weakness and the effects of difficult credit markets. Lower precious metal prices and unfavorable changes in foreign currency exchange rates also contributed to the decline in sales during the fourth quarter of 2008. For the full year, sales growth was strongest in our Electronic Materials segment. Sales also increased in Performance Coatings, Polymer Additives and Color and Glass Performance Materials. Sales declined in Specialty Plastics, primarily as a result of weak customer demand from customers serving the construction, automotive and appliance markets.

Beyond fundamental product demand, the factors that most influenced 2008 results included the following:

•	Cost control initiatives, including costs associated with our restructuring programs,

•	Charges for the impairment of goodwill and other assets, resulting from reduced expectations for future cash flows from several of our businesses, and

•	Volatile raw material costs.

Prices for many raw materials used in our products were volatile throughout the year. Raw material cost generally increased during the first nine months of 2008, then began to decline from their peaks as commodity prices fell late in the year. On aggregate, raw material costs increased during the year compared with 2007.

Selling, general and administrative (“SG&A”) expenses declined during the year. The decline was primarily the result of expense reduction efforts in the last three months of 2008, as we took actions to respond to reduced customer demand for our products. For the year, SG&A expense declined as a percentage of sales.

Impairment charges of $80.2 million related to goodwill and other long-lived assets were recorded in our Performance Coatings, Specialty Plastics and Electronic Materials businesses. Goodwill was impaired related to tile coatings products in the Performance Coatings segment, and goodwill and property, plant and equipment were impaired related to plastics products in our Specialty Plastics segment. The impairments were due to lower forecasted cash flows in the businesses resulting from significant reductions in demand from customers due to the current worldwide economic downturn. In addition, we recorded an impairment of property, plant and equipment in our Electronic Materials facility in the Netherlands. This asset impairment was the result of a decline in the operating results and reduced future sales projections for our dielectric material products that are produced at the Netherlands facility.

Restructuring charges increased in 2008, related to our manufacturing rationalization programs in our inorganic materials manufacturing operations in Europe, additional manufacturing rationalization in the United States and Latin America, and other restructuring activity to reduce worldwide costs and expenses.

Interest expense declined in 2008, primarily as a result of lower interest rates on our debt. During the year, we issued new convertible bonds. The proceeds from the new bonds, along with additional borrowings under our revolving credit facility, were used to repay our 9 1/8% coupon senior notes, due January 2009. The repayment of the senior notes resulted in a loss on extinguishment of debt of $5.5 million during the year.

Loss from continuing operations declined in 2008 compared with 2007, primarily as a result of lower impairment charges, lower SG&A expense and reduced interest expense. These benefits were partially offset by higher restructuring charges and the loss on extinguishment of debt.

During 2008, we sold the Fine Chemicals business that was previously part of our Other Businesses segment. As a consequence of the sale, the results from Fine Chemicals are now included in discontinued operations for all periods. As a result of the sale of Fine Chemicals, we recorded a gain on disposal of discontinued operations during 2008.

Outlook

General economic conditions deteriorated sharply during the last three months of 2008, as major regional economies around the world experienced reduced activity and were negatively affected by weak global credit markets. Demand from our customers who serve markets such as construction, automobiles and appliances, which had been weak through most of 2008, contracted more quickly in the fourth quarter as consumer buying was curtailed. This weakness is expected to continue at least through the first half of 2009, and will negatively affect sales across our product lines.

We expect to continue to record charges associated with our current and future restructuring programs, as we proceed with our initiatives to rationalize manufacturing operations in Europe, and as we adjust our worldwide operations to be in line with reduced customer demand.

Factors that could adversely affect our future financial performance are contained within “Risk Factors” included under Item 1A.

Results of Operations

Comparison of the years ended December 31, 2008 and 2007

	2008	2007	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$2,245,152	$2,147,904	$97,248	4.5%
Cost of sales	1,841,485	1,745,445	96,040	5.5%

Gross profit	403,667	402,459	1,208	0.3%
Gross margin percentage	18.0%	18.7%
Selling, general and administrative expenses	297,119	314,878	(17,759)	(5.6)%
Impairment charges	80,205	128,737	(48,532)	(37.7)%
Restructuring charges	25,937	16,852	9,085	53.9%
Other expense (income):
Interest expense	50,145	57,837	(7,692)	(13.3)%
Interest earned	(714)	(1,505)	791	(52.6)%
Loss on extinguishment of debt	5,531	—	5,531	—
Foreign currency losses, net	742	1,254	(512)	(40.8)%
Loss (gain) on sale of businesses	—	1,348	(1,348)	(100.0)%
Miscellaneous expense (income), net	1,239	576	663	115.1%

(Loss) income before income taxes	(56,537)	(117,518)	60,981	(51.9)%
Income tax (benefit) expense	(2,791)	(17,952)	15,161	(84.5)%

(Loss) income from continuing operations	(53,746)	(99,566)	45,820	(46.0)%
Income from discontinued operations, net of income taxes	5,014	5,312	(298)	(5.6)%
Gain (loss) on disposal of discontinued operations, net of income taxes	9,034	(225)	9,259	(4,115.1)%

Net (loss) income	$(39,698)	$(94,479)	$54,781	(58.0)%

Diluted (loss) earnings per share	$(0.94)	$(2.23)	$1.29	(57.8)%

Net sales grew by 4.5% in 2008, driven by improved product prices and favorable changes in foreign currency exchange rates. The increase in product prices included higher costs for precious metals, which are generally passed through to customers with minimal contribution to gross profit. Changes in exchange rates contributed approximately 3.5 percentage points to the rate of growth in sales. Lower sales volume, particularly in the last three months of the year, partially offset the positive effects of product pricing and exchange rate changes. Sales increased in all regions.

Gross profit was nearly flat in 2008 compared with 2007 as increased net sales were offset by an increase in the cost of sales. As a result, gross margin percentage declined during the year. Gross profit was reduced by $3.1 million in 2008 as a result of charges for asset write-offs and costs associated with our manufacturing rationalization programs. Gross profit was also reduced by costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location. Gross profit percentage was negatively impacted by higher raw materials costs, including costs of precious metals. Precious metal costs generally are passed through to customers with minimal gross profit contribution. Gross profit was reduced by $7.9 million in 2007, primarily related to accelerated depreciation and other costs associated with our manufacturing rationalization programs.

Selling, general and administrative (“SG&A”) expenses declined by $17.8 million in 2008. SG&A expense as a percent of sales declined to 13.2% of sales in 2008 from 14.7% of sales in 2007. SG&A expense declined primarily as a result of expense reduction efforts during the last three months of the year that were taken in response to slowing economic conditions and reduced sales. SG&A expenses in 2008 included net charges of $3.9 million primarily related to charges for corporate development activities, asset write-offs and employee severance expenses, partially offset by benefits from litigation settlements and insurance proceeds. SG&A expense in 2007 included charges of $12.2 million primarily related to litigation settlements and corporate development activities.

Impairment charges of $58.4 million related to goodwill and $21.8 million related to long-lived assets in the Tile Coating Systems business within the Performance Coatings segment, the Specialty Plastics segment, and the Electronic Materials segment were recorded in 2008. The goodwill impairment of $41.4 million in tile coatings products of the Tile Coating Systems business was triggered by lower forecasted cash flows resulting from the negative effect on operating results of the significant downturn in demand in U.S. and European housing and construction markets during the fourth quarter of 2008. The goodwill impairment of $17.0 million and asset impairment of $1.9 million in the Specialty Plastics business was the result of the downturn in demand from automotive, appliance and container applications, primarily driven by reduced demand in the fourth quarter of 2008. The decline in auto sales and U.S. home construction negatively impacted the business and the extended time forecasted for recovery in these markets and triggered an indicator of impairment. In addition, the 2008 impairment charge included a $19.9 million impairment of property, plant and equipment in our Electronic Materials facility in Uden, Netherlands. The impairment was the result of a decline in the operating results and reduced future sales projections for our dielectric material products that are produced in the Uden facility. During 2007, an impairment charge of $105.7 million related to goodwill and $23.0 million related to long-lived assets was recorded in our Polymer Additives and Pharmaceuticals businesses.

Restructuring charges of $25.9 million were recorded in 2008, primarily associated with the rationalization of our manufacturing operations in the Performance Coatings and Color and Glass Performance Materials segments, and other restructuring activities to reduce costs and expenses throughout all of our businesses. Restructuring charges of $16.9 million in 2007 were primarily related to manufacturing rationalization activities in the Performance Coatings, Color and Glass Performance Materials, and Electronic Materials segments.

Interest expense declined in 2008 as a result of lower interest rates on our borrowings, partially offset by higher average borrowing levels. During 2007, a $2.0 million write-off of unamortized fees associated with an unused portion of our term loan arrangements was included in our interest expense. During 2008, we refinanced our 9 1/8% coupon senior notes using the proceeds of a new convertible bond offering and additional borrowing from our revolving credit facility. The repayment of the senior notes resulted in a loss on extinguishment of debt of $5.5 million during the year.

Net foreign currency transaction losses were $0.7 million in 2008, compared with $1.3 million in 2007. We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period.

Miscellaneous expense increased in 2008 primarily as a result of an increased provision for an environmental contingency in Latin America related to a previously closed manufacturing site, a loss on forward contracts in the current period, and lower gains on the disposal of assets. The increased expense was partially offset by benefits related primarily to reductions of accruals for contingencies.

During 2008, there was a tax benefit of $2.8 million, or 4.9% of the loss before income taxes, compared to a benefit of $18.0 million, or 15.3% of the loss before income taxes in 2007. The primary reasons for the change were a favorable U.S. tax impact on foreign dividends and a decrease in the reserve for uncertain tax positions. These favorable adjustments were offset by a goodwill impairment charge in 2008 with only a partial tax benefit, a net increase in our valuation allowance due to a determination that it is more likely than not that certain deferred tax assets will not be realized, and an effective tax rate on foreign losses that is less than the statutory U.S. tax rate.

The 2008 loss from continuing operations was reduced from the loss recorded in 2007 as a result of lower impairment charges, reduced SG&A expense and lower interest expense. Partially offsetting these reduced expenses were higher restructuring charges in 2008 compared with 2007.

During 2008, we sold the Fine Chemicals business that was previously part of our Other Businesses segment. As a consequence of the sale, the results from Fine Chemicals are now included in discontinued operations for all periods. In addition, primarily as a result of the sale of Fine Chemicals during 2008, we recorded a gain of $9.0 million, net of taxes, on the disposal of discontinued operations.

	2008	2007	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$627,918	$609,285	$18,633	3.1%
Electronic Materials	558,313	469,885	88,428	18.8%
Color & Glass Performance Materials	456,644	445,709	10,935	2.5%
Polymer Additives	349,902	334,492	15,410	4.6%
Specialty Plastics	225,856	261,956	(36,100)	(13.8)%
Pharmaceuticals	26,519	26,577	(58)	(0.2)%

Total segment sales	$2,245,152	$2,147,904	$97,248	4.5%

Segment Operating Income
Performance Coatings	$36,935	$37,965	$(1,030)	(2.7)%
Electronic Materials	52,868	32,785	20,083	61.3%
Color & Glass Performance Materials	39,112	48,222	(9,110)	(18.9)%
Polymer Additives	6,086	10,755	(4,669)	(43.4)%
Specialty Plastics	5,385	15,116	(9,731)	(64.4)%
Pharmaceuticals	3,524	1,947	1,577	81.0%

Total segment operating income	$143,910	$146,790	$(2,880)	(2.0)%

Performance Coatings Segment Results.  Sales increased in Performance Coatings as a result of growth in sales of tile products, which offset a decline in sales of porcelain enamel products. The primary drivers of the overall increase were favorable changes in foreign currency exchange rates and increased prices. Partially offsetting these factors was a decline in volume in our porcelain enamel products. Sales increased in Europe, Latin America and Asia, and declined in the United States. Operating income declined as a result of higher raw material costs and the negative effects of lower manufacturing volumes, partially offset by increased product selling prices and reductions in selling, general and administrative expenses.

Electronic Materials Segment Results.  Sales grew in Electronic Materials as a result of improved customer demand for our advanced materials products, particularly conductive pastes used in the manufacture of solar cells, and our surface finishing products. The sales increase was driven by higher product pricing, including increased precious metal costs which generally are passed through to our customers with minimal gross profit contribution. Favorable foreign currency exchange rates and increased product sales volume also contributed to the increased sales. Sales grew primarily as a result of higher product shipments from our manufacturing facilities in the United States, although much of this product volume is used by customers in other regions. Operating income increased as a result of increased sales volume of higher-margin products, increased product pricing and manufacturing productivity improvements, partially offset by higher raw material costs and increased SG&A expense.

Color and Glass Performance Materials Segment Results.  Sales increased in Color and Glass Performance Materials as a result of favorable changes in foreign currency exchange rates and improved product pricing, partially offset by lower sales volume. Sales increased in all regions, led by increased sales in Europe. Operating income declined compared with the prior year as a result of lower sales volumes and higher raw material costs, partially offset by higher product pricing and lower SG&A expenses.

Polymer Additives Segment Results.  Sales increased in Polymer Additives primarily as a result of increased product prices and favorable changes in foreign currency exchange rates, which more than offset lower sales volumes. Sales increased in the United States, Europe and Asia. Operating income declined, primarily as a result of higher raw material costs and lower sales volumes, partially offset by higher product pricing. In addition during

2008, the business incurred costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing plant.

Specialty Plastics Segment Results.  Sales declined in Specialty Plastics as a result of lower sales volume, partially offset by higher product pricing and favorable changes in foreign currency exchange rates. Sales were lower in the United States and Europe as a result of weak customer demand. Operating income declined due to lower sales volume and higher raw material costs that were not fully offset by higher product prices and reduced SG&A expense.

Pharmaceuticals Segment Results.  Sales were nearly flat in Pharmaceuticals compared with the prior year. Operating profit improved primarily as a result of improved manufacturing efficiency and lower SG&A expense, partially offset by a less favorable combination of sales volume and product mix. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business during 2008.

	2008	2007	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$973,717	$900,146	$73,571	8.2%
International	1,271,435	1,247,758	23,677	1.9%

Total geographic revenues	$2,245,152	$2,147,904	$97,248	4.5%

Sales increased in the United States primarily driven by higher shipments of Electronic Materials products from our U.S. manufacturing facilities. U.S. sales of Polymer Additive products also increased. The sales increase was partially offset by lower U.S. sales of our Specialty Plastics and Performance Coatings products. Sales increased slightly in international regions, driven primarily by increased sales of tile products in our Performance Coatings business.

Comparison of the years ended December 31, 2007 and 2006

	2007	2006	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$2,147,904	$1,987,606	$160,298	8.1%
Cost of sales	1,745,445	1,585,081	160,364	10.1%

Gross profit	402,459	402,525	(66)	—%
Gross margin percentage	18.7%	20.3%
Selling, general and administrative expenses	314,878	302,442	12,436	4.1%
Impairment charges	128,737	—	128,737	—
Restructuring charges	16,852	23,146	(6,294)	(27.2)%
Other expense (income):	—	—
Interest expense	57,837	62,714	(4,877)	(7.8)%
Interest earned	(1,505)	(4,466)	2,961	(66.3)%
Foreign currency losses, net	1,254	1,040	214	20.6%
Loss (gain) on sale of businesses	1,348	(67)	1,415	(2,111.9)%
Miscellaneous expense (income), net	576	(87)	663	(762.1)%

(Loss) income before income taxes	(117,518)	17,803	(135,321)	(760.1)%
Income tax (benefit) expense	(17,952)	2,381	(20,333)	(854.0)%

(Loss) income from continuing operations	(99,566)	15,422	(114,988)	(745.6)%
Income from discontinued operations, net of income taxes	5,312	5,670	(358)	(6.3)%
Gain (loss) on disposal of discontinued operations, net of income taxes	(225)	(472)	247	(52.3)%

Net (loss) income	$(94,479)	$20,620	$(115,099)	(558.2)%

Diluted (loss) earnings per share	$(2.23)	$0.46	$(2.69)	(584.8)%

Sales from continuing operations grew by 8.1% in 2007, driven by improved pricing and favorable changes in foreign currency exchange rates. Changes in exchange rates contributed slightly less than half of the increase in sales. Sales growth in Europe, Asia and Latin America was partially offset by a decline of less than one percent in sales in the United States.

Gross profit was essentially flat in 2007 compared with 2006. The change in gross profit was limited by increased cost of sales, which grew at a faster rate than sales primarily due to increased raw material costs. As a result, gross margin percentage declined for the year. Gross profit was reduced by $7.9 million in 2007 primarily as a result of charges for accelerated depreciation and other costs associated with our manufacturing rationalization programs. In addition, gross profit was negatively impacted by unplanned manufacturing costs due to temporary interruptions in operations at our manufacturing facilities in South Plainfield, New Jersey, and Bridgeport, New Jersey, and increased costs required to address product specification requirements at our Evansville, Indiana, Specialty Plastics manufacturing location. Higher precious metal prices during 2007 reduced our gross margin percentage, because increases in precious metal prices are generally passed through to customers with minimal gross profit contribution. Gross profit was reduced by $4.6 million in 2006 primarily as a result of charges for manufacturing rationalization activities.

Selling, general and administrative (“SG&A”) expenses increased by 4.1% in 2007. SG&A expense as a percent of sales declined to 14.7% of sales in 2007 from 15.2% of sales in 2006. Charges of $12.2 million were included in the 2007 SG&A expense, primarily related to settlement agreements with plaintiffs in civil lawsuits related to the alleged antitrust violations in the heat stabilizer industry (see Note 8 to the consolidated financial statements), other legal settlements and divestment activities. During 2006, SG&A expense included $8.1 million for charges primarily related to accounting investigation and restatement activities, and a settlement loss that resulted in a lump sum payment to the beneficiary of Ferro’s deceased former Chief Executive Officer, partially offset by benefits from changes to our postretirement benefit programs.

An impairment charge of $128.7 million related to goodwill and other long-lived assets was recorded in 2007 related to our Polymer Additives and Pharmaceuticals businesses. The impairment in the Polymer Additives business was primarily the result of the cumulative negative effect on earnings of a cyclical downturn in certain of the business’ primary U.S.-based end markets, including housing and automobiles; anticipated additional product costs related to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies on the components of their products and to register certain information; and higher forecasted capital expenditures related to the business. The impairment charge in the Pharmaceuticals business was primarily the result of the longer time necessary to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services. There were no impairment charges in 2006.

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

During 2007, net taxes were a benefit of $18.0 million, or 15.3% of the loss before income taxes, compared to an expense of $2.4 million or 13.4% of income before taxes in 2006. The change was driven by: a loss before income taxes in 2007 compared to income in 2006; an impairment charge in 2007 where a partial tax benefit was recorded on the charge; a net increase in our valuation allowance due to a determination that it is more likely than not certain deferred tax assets will not be realized; an additional allowance for unremitted earnings from foreign subsidiaries no longer considered indefinitely reinvested; and a statutory change to a lower tax rate in Germany affecting our deferred tax assets.

We recorded income of $5.3 million, net of taxes, in 2007 related to discontinued operations. The income from discontinued operations was primarily related to our Fine Chemicals business, which was sold in 2008. The results from the Fine Chemicals business are recorded in discontinued operations for all periods.

	2007	2006	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$609,285	$538,385	$70,900	13.2%
Electronic Materials	469,885	444,463	25,422	5.7%
Color & Glass Performance Materials	445,709	387,540	58,169	15.0%
Polymer Additives	334,492	313,500	20,992	6.7%
Specialty Plastics	261,956	271,307	(9,351)	(3.4)%
Pharmaceuticals	26,577	32,411	(5,834)	(18.0)%

Total segment sales	$2,147,904	$1,987,606	$160,298	8.1%

Segment Operating Income
Performance Coatings	$37,965	$42,718	$(4,753)	(11.1)%
Electronic Materials	32,785	35,136	(2,351)	(6.7)%
Color & Glass Performance Materials	48,222	43,512	4,710	10.8%
Polymer Additives	10,755	10,947	(192)	(1.8)%
Specialty Plastics	15,116	14,629	487	3.3%
Pharmaceuticals	1,947	(1,219)	3,166	(259.7)%

Total segment operating income	$146,790	$145,723	$1,067	0.7%

Performance Coatings Segment Results.  Sales increased in Performance Coatings as a result of growth in sales of tile and porcelain enamel products. The increased sales were due to higher prices and favorable changes in foreign currency exchange rates. Sales increased in all regions, led by growth in Europe. Operating income declined primarily as a result of higher raw material costs, including cobalt, lithium carbonate, nickel, and zinc, as well as higher manufacturing costs and lower manufacturing volumes that were not fully recovered through improved pricing.

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

Polymer Additives Segment Results.  Sales grew during 2007 despite the negative effects of weakness in demand from North American residential housing, appliance and automotive markets. Sales increased in both the United States and Europe, the segment’s two primary sales regions. Increased product pricing and favorable changes in foreign currency exchange rates more than offset the effects of lower manufacturing volumes during the year. Operating income declined slightly, primarily as a result of higher raw material costs and costs associated with an unplanned manufacturing interruption, largely offset by improved prices and cost and expense reduction programs. Polypropylene, tallow and soybean oil were among the raw materials that increased sharply in price during 2007. Operating income was negatively affected by an unexpected operational issue at our Bridgeport, New Jersey, manufacturing plant. Because of an accidental discharge of product into the plant’s on-site watewater treatment facility, we incurred unplanned costs of approximately $2.3 million during the 2007 fourth quarter, including the costs of scrapped product and added wastewater treatment.

Specialty Plastics Segment Results.  Sales declined primarily as a result of weak demand from customers who make products used in residential housing, automotive and appliance markets in the United States. This weak demand resulted in lower sales in the United States, which were partially offset by sales growth in Europe. Partially offsetting the effects of lower volumes were increased product pricing and favorable changes in foreign currency exchange rates. Sales of plastic colorants increased during 2007, while sales of filled and reinforced plastics declined. Operating income increased as a result of improved pricing and lower selling, general and administrative expenses, partially offset by higher raw material costs and the negative effects of lower manufacturing volume. Operating income was also reduced by costs incurred to address product specification issues at our Evansville, Indiana, plant.

Pharmaceuticals Segment Results.  Sales declined as the result of lower sales volume. Sales were lower in the United States, which is the primary market for these products. The segment recorded operating income for the year compared to a loss in the prior period, primarily due to a product mix change to higher value pharmaceutical products.

	2007	2006	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$900,146	$908,497	$(8,351)	(0.9)%
International	1,247,758	1,079,109	168,649	15.6%

Total geographic revenues	$2,147,904	$1,987,606	$160,298	8.1%

Sales declined slightly in the United States, driven by lower regional sales in the Specialty Plastics and Electronic Materials segments. These declines were partially offset by increased U.S. sales in Color and Glass Performance Materials and Performance Coatings. International sales increased in Europe, Asia and Latin America and in all segments.

Summary of Cash Flows for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Net cash (used for) provided by operating activities	$(9,096)	$144,579	$70,944
Net cash used for investing activities	(17,050)	(62,033)	(68,718)
Net cash provided by (used for) financing activities	23,854	(88,717)	(3,035)
Effect of exchange rate changes on cash	458	1,211	381

Decrease in cash and cash equivalents	$(1,834)	$(4,960)	$(428)

Operating activities.  Cash flows from operating activities decreased $153.7 million from 2007 to 2008 primarily as a result of the absence of a return of cash deposits related to our precious metals consignment program, a decrease in accounts payable, and the absence of cash inflows from inventory reductions. Cash flows from operations in 2008 also includes cash payments of $27.3 million used for restructuring programs, an increase of $14.7 million from 2007. Prior to 2008, Ferro Finance Corporation (“FFC”), a wholly-owned subsidiary, was a qualified special purpose entity and therefore unconsolidated. In 2008, in connection with an amendment of our U.S. asset securitization program, FFC ceased to be a qualified special purpose entity and was included in our consolidated balance sheet. The consolidation of FFC was a non-cash event and, therefore, is not reflected in our cash flows. Upon consolidation of FFC, accounts receivable increased $105.9 million, the note receivable from FFC decreased $75.9 million, and other non-current assets decreased $30.0 million, with no change in cash.

Cash flows from operating activities increased by $73.6 million from 2006 to 2007 primarily as a result of the elimination of deposit requirements related to our precious metal consignment programs and lower working capital requirements, partially offset by reduced proceeds from the domestic asset securitization program.

Investing activities.  Capital expenditures increased $5.4 million from 2007 to 2008 and $17.0 million from 2006 to 2007. The primary reasons for the increase in capital spending included the construction of a freestanding, state-of-the-art plant in Spain that produces colors for the European tile market, increased investment in the Company’s manufacturing facilities in the Asia-Pacific region, projects related to our manufacturing rationalization programs in the United States and Europe, and investments to support current and anticipated sales growth. In 2008, we sold our fine chemicals business and received proceeds, net of transactional costs, of $56.5 million. In 2006, in connection with an amendment to the asset securitization program, the Company invested an additional $25.0 million in FFC, which at that time was unconsolidated.

Financing activities.  In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, which replaced a revolving credit facility that would have expired later that year. In 2007, we canceled the unused portion of the term loan facility and amended the credit facility. At December 31, 2008, it consisted of a five-year, $300.0 million multi-currency senior revolving credit facility and a six-year senior term loan facility with an outstanding principal balance of $292.5 million. In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013. The proceeds from the offering, along with available cash, including borrowings under our revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes that would have matured in 2009. In 2008, we had net borrowings from all of these facilities of $61.0 million, while in 2007, we had net repayments of $62.1 million, for a net increase in our borrowings between years of $123.1 million. In 2006, we had net borrowings of $36.9 million from these facilities, so the net decrease in 2007 in our rate of borrowing was $99.0 million. We paid call premiums and tender costs of $5.3 million in 2008 to extinguish the 9 1/8% Senior Notes. In addition, we paid debt issuance costs of $5.6 million in 2008 to issue the 6.50% Convertible Senior Notes, $1.8 million in 2007 to amend the 2006 credit facility and $16.2 million in 2006 to establish and use that facility. We also paid dividends on our common stock at the quarterly rate of $0.145 per share, which along with dividends on our preferred stock totaled $26.1 million in 2008, $26.1 million in 2007, and $25.9 million in 2006. In the first quarter of 2009, Ferro’s Board of Directors declared a quarterly dividend of $0.01 per share.

Capital Resources and Liquidity

6.50% Convertible Senior Notes

In August 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. At December 31, 2008, we were in compliance with the covenants under the Convertible Notes’ indentures.

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

Revolving Credit and Term Loan Facility

In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility, which replaced a former revolving credit facility that would have expired later that year. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “2007 Amended Credit Facility”) primarily to increase the size of the revolving credit facility, reduce interest rates, and increase operating flexibility. At December 31, 2008, the 2007 Amended Credit Facility consisted of a $300.0 million revolving credit facility, which matures in 2011, and a term loan facility with an outstanding principal balance of $292.5 million, which matures in 2012. The Company is required to make periodic principal payments to the term loan investors with a corresponding reduction in the commitment amount under the term loan facility.

At December 31, 2008, we had borrowed $111.8 million of the revolver and had $180.0 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2008, we had borrowed $292.5 million in term loans. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from January 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made an additional principal payment of $6.4 million.

At December 31, 2008, we were in compliance with the covenants of the 2007 Amended Credit Facility.

At February 28, 2009, we had borrowed $197.8 million of the revolver and had $96.0 million available, after reductions for standby letters of credit secured by this facility. The February 28, 2009, borrowings represent an increase of $86.0 million since December 31, 2008, of which $46.4 million is attributable to our decision to cash collateralize certain of our precious metals consignment arrangements. For further discussion of our precious metals program, see “Consignment and Customer Arrangements for Precious Metals” under Item 7 of this Annual Report on Form 10-K.

On March 11, 2009, we amended the 2007 Amended Credit Facility (the “2009 Amended Credit Facility”) primarily to provide additional operating flexibility and to change pricing to more accurately reflect current market interest rates. The primary effects of the 2009 Amended Credit Facility are to:

•	Increase the interest rates and commitment fees payable thereunder pursuant to a grid structure based on our leverage ratio,

•	Increase the maximum permitted leverage ratio and decrease the minimum permitted fixed charge coverage ratio,

•	Add a minimum quarterly EBITDA requirement for fiscal year 2009,

•	Restrict the Company’s ability to engage in acquisitions and make investments,

•	Limit the amount of cash and cash equivalent collateral the Company is permitted to deliver to participants in our precious metals program to secure our obligations arising under the precious metals consignment agreements,

•	Require additional financial reporting by the Company to the lenders,

•	Increase the amount of the annual excess cash flow required to be used to repay term loans,

•	Require application of the net proceeds of certain dispositions, but excluding the first $20 million of such net proceeds, to be applied to repay debt outstanding under the revolving credit facility and term loans and to permanently reduce availability under the revolving loan facility on a dollar for dollar basis, provided that we are not required to reduce the commitments under the revolving credit facility to below $150 million,

•	Eliminate our ability to request an increase of $50 million in the revolving credit facility,

•	Add provisions governing the obligations of the Company and the lenders if one or more lenders under the revolving credit facility fails to satisfy its funding obligations or otherwise becomes a defaulting lender, and

•	Restrict our ability to make payments with respect to our capital securities. The 2009 Amended Credit Facility effectively prohibits us from paying dividends on our common stock.

The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

Domestic Receivable Sales Program

We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We legally sell these trade accounts receivable to FFC, which finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “conduits”). FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, we amended the program so that FFC is no longer a QSPE, FFC is included in our consolidated financial statements, and this program is no longer accounted for as an off balance sheet arrangement.

In June 2008, we amended the facility to reduce the program’s size from $100 million to $75 million. After reductions for non-qualifying receivables, we had $56.8 million at December 31, 2008, and $52.5 million at February 28, 2009, available under this program. At December 31, 2008 and February 28, 2009, FFC had not issued any beneficial interests in its trade accounts receivable, therefore there was no debt outstanding under the asset securitization program. The Company intends to renew or replace the asset securitization program prior to its scheduled expiration in June 2009, however there can be no assurance that the Company will be able to do so.

Off Balance Sheet Arrangements

International Receivables Sales Programs.  We maintain several international programs to sell trade accounts receivable, primarily without recourse. The commitments supporting this program can be withdrawn at any time and totaled $81.7 million at December 31, 2008. The amount of outstanding receivables sold under the international programs was $16.7 million at December 31, 2008.

Consignment and Customer Arrangements for Precious Metals.  In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $4.6 million for 2008. At December 31, 2008, we had on hand $104.2 million of precious metals, measured at fair value, owned by participants in our precious metals program. We also process precious metals owned by our customers.

The consignment agreements involve short-term commitments that typically mature within 30 to 180 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. During February and March 2009, several participants in our precious metals program required Ferro to deliver cash collateral to secure Ferro’s obligations arising under the consignment agreements. Ferro delivered the cash collateral to induce those financial institutions to continue participating in Ferro’s precious metals program.

If participants in our precious metals program require cash collateral to secure our obligations, Ferro may choose to provide such collateral or purchase the precious metal outright as an alternative to continuing the consignment arrangements. This would require us to borrow under our revolving credit facility or raise funds from other financing sources. Such borrowings would reduce our liquidity and increase our borrowing costs. The 2009 Amended Credit Facility prohibits Ferro from delivering cash and cash equivalent collateral in excess of $120 million to participants in our precious metals program. Accordingly, Ferro would be required to purchase precious metals outright if these participants were unwilling to deliver metals in quantities sufficient to meet the Company’s operating requirements without exceeding the cash collateral limits set forth in the credit facility. Ferro is currently pursuing a variety of initiatives intended to reduce the amount of precious metals required to support our manufacturing operations and reduce our dependence on consignment agreements.

Bank Guarantees and Standby Letters of Credit.  At December 31, 2008, the Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $13.9 million. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments.

Other Financing Arrangement

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $24.9 million at December 31, 2008. The unused portions of these lines provided $22.0 million of additional liquidity at December 31, 2008.

Liquidity Requirement

Our liquidity requirements primarily include debt service, purchase commitments, working capital requirements, capital investments and postretirement obligations. We expect to meet these requirements through cash provided by operating activities and availability under existing or replacement credit facilities or other financing arrangements. Ferro’s level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows.

The Company’s aggregate amount of obligations for the next five years and thereafter is set forth below:

	2009	2010	2011	2012	2013	Thereafter	Totals
	(Dollars in thousands)

Loans payable to banks	$4,754	$—	$—	$—	$—	$—	$4,754
Convertible notes	—	—	—	—	172,500	—	172,500
Revolving credit facility	—	—	111,803	—	—	—	111,803
Term loan facility	3,050	3,050	73,315	213,083	—	—	292,498
Other long-term notes	268	255	209	188	104	519	1,543
Obligations under capital leases	1,392	1,360	958	958	909	4,701	10,278
Obligations under operating leases	13,105	8,817	6,167	4,518	4,166	12,623	49,396
Purchase commitments	34,431	4,043	783	153	38	—	39,448

	$57,000	$17,525	$193,235	$218,900	$177,717	$17,843	$682,220

Obligations for interest costs, cash collateralization requirements, income taxes, and contributions to our post-employment benefit plans are not included in the table above, but are discussed below.

Cash required for interest costs in 2008 was $52.7 million. We expect that the amount for 2009 will be substantially higher due to the terms of our 2009 Amended Credit Facility, but the actual amount depends on the underlying interest rates on our variable-rate debt and our overall debt levels during the year.

As described in “Consignment and Customer Arrangements for Precious Metals” above, we recently were required to provide cash collateral deposits to secure our obligations under our precious metals program.

We pay taxes as part of our normal operations as a profitable company. The amount of taxes we pay depends on a variety of factors described in more detail in Critical Accounting Policies below. However, the principal factors are the level of our profitability and the countries in which we earn our taxable income. We have paid and expect to continue to pay taxes for the foreseeable future. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”), we anticipate that between $5.0 and $6.0 million of liabilities for unrecognized tax benefits may be reversed within the next 12 months. These liabilities relate to non-U.S. tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods. Due to the high degree of uncertainty regarding the timing of potential future cash flows with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid or reversed in years beyond 2009.

We expect to contribute approximately $33.8 million in 2009 and $60.4 million in 2010 to our post-employment benefit plans. We have not projected contributions past 2010 due to the current economic uncertainty and volatility in the global capital markets. We determined these funding amounts based on the minimum contributions required under various applicable regulations in each respective country. The Pension Protection Act of 2006 was enacted in August 2006. While this act has had some effect on specific plan provisions in our U.S. retirement programs, its primary effect has been to change the minimum funding requirements. Until final regulations are issued by the United States Treasury Department, the financial effect can only be estimated. Actual contributions also depend on the future funded status of the plans and on the amount of employee contributions.

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

Income Taxes

The breadth of our operations and complexity of income tax regulations require us to assess uncertainties and make judgments in estimating the ultimate amount of income taxes we will pay. The final income taxes we pay are based upon many factors, including existing income tax laws and regulations, negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from federal, state, and international income tax audits. The resolution of these uncertainties may result in adjustments to our income tax assets and liabilities in the future.

Deferred income taxes result from differences between the financial and tax basis of our assets and liabilities and we adjust our deferred income tax assets and liabilities for changes in income tax rates and income tax laws when changes are enacted. We record valuation allowances to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and the magnitude of appropriate valuation allowances against deferred income tax assets. The realization of these assets is dependent on generating future taxable income, our ability to carry back or carry forward net operating losses and credits to offset taxable income in a prior year, as well as successful implementation of various tax strategies to generate taxable income where net operating losses or credit carryforwards exist. In evaluating our ability to realize the deferred income tax assets, we rely principally on the reversal of existing temporary differences, the availability of tax planning strategies, and forecasted taxable income using historical and projected future operating results.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We record a liability for the difference between the benefit recognized and measured based on a more-likely than-not threshold and the tax position taken or expected to be taken on the tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans represent approximately 60% of pension plan assets, 63% of benefit obligations and 12% of net periodic pension cost.

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

We determine the discount rate for the U.S. pension and retiree medical plans based on a bond model. Using the pension plans’ projected cash flows, the bond model considers all possible bond portfolios that produce matching cash flows and selects the portfolio with the highest possible yield. These portfolios are based on bonds with a quality rating of AA or better under either Moody’s or S&P, but exclude certain bonds, such as callable bonds, bonds with small amounts outstanding, and bonds with unusually high or low yields. The discount rates for the non-U.S. plans are based on a yield curve method, using AA-rated bonds applicable in respective capital markets. The duration of each plan’s liabilities is used to select the rate from the yield curve corresponding to the same duration.

For the market-related value of plan assets, we use fair value, rather than a calculated value that recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. Our target asset allocation percentages are 30% bonds and 70% equity securities for U.S. plans and 63% bonds, 30% equity securities, and 7%

other investments for non-U.S. plans. In 2008, our pension plan assets incurred losses of 31.7% within U.S. plans and 7.8% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25-Basis-Point Decrease
	25-Basis-Point Decrease	in Asset Return
	in Discount Rate	Assumption
	(Dollars in thousands)

U.S. pension plans	$922	$502
U.S. retiree medical plan	(59)	—
Non-U.S. pension plans	760	328

Total	$1,623	$830

The following table provides the rates used in the assumptions and the changes between 2008 and 2007:

	2008	2007	Change

Discount rate used to measure benefit cost:
U.S. pension plans	6.49%	6.05%	0.44%
U.S. retiree medical plan	6.10%	5.90%	0.20%
Non-U.S. pension plans	5.56%	4.69%	0.87%
Discount rate used to measure benefit obligations:
U.S. pension plans	6.74%	6.49%	0.25%
U.S. retiree medical plan	6.45%	6.10%	0.35%
Non-U.S. pension plans	5.85%	5.56%	0.29%
Expected return on plan assets:
U.S. pension plans	8.50%	8.50%	—%
Non-U.S. pension plans	5.25%	4.95%	0.30%

Changes in the rates used in these assumptions reflect changes in the underlying bond and equity yields.

Our overall net periodic benefit cost for all defined benefit plans decreased $6.9 million to $10.7 million in 2008 from $17.6 million in 2007. In 2008, service costs declined by $2.5 million primarily because we froze pension benefit accruals and limited eligibility for retiree medical coverage for a limited number of U.S. employees. We also benefited by $2.9 million from higher expected returns on plan assets primarily due to higher asset balances resulting from actual returns, company contribution, and currency effects in total exceeding benefit payments in 2007. Another component of net periodic cost is the amortization of net actuarial unrecognized gains or losses. These unrecognized gains or losses arise from differences between actual and assumed results and from changes in actuarial assumptions and are recognized in future periods. In 2008, we benefited by $3.7 million from lower amortization of net actuarial losses, which declined in 2007. Partially offsetting these benefits were higher interest costs of $2.0 million driven by higher discount rates.

In 2008, we recorded settlement losses of $0.3 million related to retirements in the U.S., settlement gains of $0.8 million related to retirements and terminations in Mexico, Italy and Japan, a curtailment gain of $0.1 million related to the closing of the Rotterdam, Netherlands, manufacturing facility, a settlement loss of $0.2 million related to a required settlement of a plan in France, and special termination benefits of $0.1 million related to terminations in the Netherlands and Indonesia.

For 2009, we expect our overall net periodic benefit cost to increase to approximately $31 million, an increase of $21 million. The substantial decline through December 2008 in the valuation of investments in the global capital markets increased our actuarial losses, which must be amortized in future periods. At December 31, 2008, our unrecognized net actuarial losses totaled $164.1 million, with an estimated $16.4 million to be recognized in 2009. In addition, the amount of our expected return on plan assets for 2009 will be based on their lower valuation at December 31, 2008.

We changed the measurement date for our U.S. plans from September 30th to December 31st when we adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). Our non-U.S. plans already used a December 31st measurement date. Expense for the gap period from September 30th to December 31st was recognized as an adjustment to retained earnings as of January 1, 2008.

Restructuring and Cost Reduction Programs

During 2006 through 2008, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our businesses, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made, or actions are completed. Significant restructuring programs are described below. Certain programs that were initiated in 2006 and 2007 continued in 2008.

In total, we recorded $25.9 million, $16.9 million and $23.1 million of pre-tax restructuring charges in 2008, 2007 and 2006, respectively. These charges included both termination benefits and asset writedowns. We estimated accruals for termination benefits based on various factors including length of service, contract provisions, local legal requirements, projected final service dates, and salary levels. We also analyzed the carrying value of long-lived assets and recorded estimated accelerated depreciation through the anticipated end of the useful life of the assets affected by the restructuring or recorded an asset impairment. In all likelihood, this accelerated depreciation will result in reducing the net book value of those assets to zero at the date operations cease. While we believe that changes to our estimates are unlikely, the accuracy of our estimates depends on the successful completion of numerous actions. Delays in moving continuing operations to other facilities or increased cash outlays will increase our restructuring costs to such an extent that it could have a material impact on the Company’s results of operations, financial position, or cash flows. Other events, for example, a delay in completion of construction of new facilities, may also delay the resulting cost savings.

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

Valuation of Goodwill and Other Non-amortizing Intangibles

While goodwill and intangible assets with indefinite useful lives recorded on our balance sheet are no longer amortized, we review these assets for impairment each year on a measurement date of October 31st. We estimate the fair value of the reporting unit associated with these assets using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value, unless facts and circumstances exist which indicate a more representative fair value. The income approach uses projected cash flows attributable to the reporting unit over its useful life and allocates certain corporate expenses to the reporting unit in the process. We use historical results and trends and our projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be realized from the sale of similar businesses, including offers from potential acquirers. If the fair value of any of the units were determined to be less than its carrying value, we would proceed to the second step and obtain comparable market values or independent appraisals of its assets to determine the amount of any impairment.

Our estimates of fair value can be affected by a variety of factors. Reductions in actual or projected growth or profitability due to unfavorable market conditions in our business units, or significant increases in previous levels of capital spending, could lead to the impairment of any related goodwill. Additionally, an increase in inflation, interest rates or the risk adjusted weighted-average cost of capital could also lead to a reduction in the value of one or more of our business units and therefore lead to the impairment of goodwill. We believe the 2008 impairments of goodwill are our best estimates based upon the available evidence and analysis performed to date.

Assessment of Long-Lived Assets

Our long-lived assets include property, plant, equipment, and amortizing intangible assets. We depreciate property, plant and equipment and amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. We continually assess long-lived assets for the appropriateness of their estimated useful lives. When circumstances indicate that there has been a reduction in the economic useful life of an asset or an asset group, we revise our estimates.

We also review property, plant and equipment and intangibles for impairment at the asset group level whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use and eventual disposition are less than the asset group’s recorded value. In the event of impairment, we recognize a loss for the excess of the recorded value of the asset group over its fair value. The long-term nature of these assets requires that we estimate cash inflows and outflows for several years into the future and only take into consideration technological advances known at the time of impairment.

Derivative Financial Instruments

We use derivative financial instruments in the normal course of business to manage our exposure to fluctuations in interest rates, foreign currency exchange rates, commodity prices, and precious metal prices. The accounting for derivative financial instruments can be complex and require significant judgments. Generally, the derivative financial instruments that we use are not complex, and observable market-based inputs are available to measure their fair value. We do not engage in speculative transactions for trading purposes. Financial instruments, including derivative financial instruments, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk through minimum credit standards and procedures to monitor concentrations of credit risk. We enter into these derivative financial instruments with major reputable multinational financial institutions. Accordingly, we do not anticipate counter-party default. We continuously evaluate the effectiveness of derivative financial instruments designated as hedges to ensure that they are highly effective. In the event the hedge becomes ineffective, we discontinue hedge treatment. Except as noted below, we do not expect any changes in our risk policies or in the nature of the transactions we enter into to mitigate those risks.

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

We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. Our objective in entering into these forward contracts is to preserve the economic value of non-functional currency cash flows. Our principal foreign currency exposures relate to the Euro, the British Pound Sterling, the Japanese Yen, and the Chinese Yuan. We mark these forward contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as other income or expense from foreign currency transactions.

We also manage a portion of our exposure to market risk for changes in the pricing of certain raw material commodities using swap arrangements that allow us to fix the price of the commodities for future purchases. These swap arrangements are settled in cash at their maturities. We mark these contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of sales.

Precious metals (primarily silver, gold, platinum and palladium) represent a significant portion of raw material costs in our Electronic Materials products. We also use precious metals in our Color and Glass Performance Materials products. When we enter into a fixed price sales contract at the customer’s request to establish the price for the precious metals content of the order, we also enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the precious metals content. Prior to 2008, most precious metal contracts were marked to fair value based on market prices for comparable contracts and the resulting gains or losses were recognized as miscellaneous income or expense, respectively. In 2008, most precious metal contracts were designated as normal purchase contracts, which are not marked to market.

We also purchase portions of our energy requirements, including natural gas and electricity, under fixed price contracts to reduce the volatility of cost changes. Our current energy contracts are designated as normal purchase contracts, which are not marked to market.

Impact of Newly Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”). This statement requires more acquired assets and assumed liabilities to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition-related costs in preacquisition periods to be expensed. We are required to apply this standard prospectively beginning in our fiscal year 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”). Under this statement, noncontrolling interests (e.g., minority interests) in subsidiaries are measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to noncontrolling interests is included in consolidated net income. FAS No. 160 requires entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements. We are required to apply this standard beginning in our fiscal year 2009. If FAS No. 160 had been applied, minority interests in consolidated subsidiaries of $9.8 million at December 31, 2008, would have been reclassified to equity, and net income attributable to minority interests of $1.6 million for 2008 would have been included in consolidated net income.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“FAS No. 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are required to apply this standard beginning in our fiscal year 2009. We do not expect the adoption of FAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. We are required to apply this standard prospectively beginning in our fiscal year 2009. We are currently evaluating the impact of the adoption of FSP No. FAS 142-3; at this time, we are uncertain as to the impact on our results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to apply this standard retrospectively beginning in our fiscal year 2009. If FSP No. APB 14-1 had been applied at December 31, 2008, the carrying value of the liability component of our 6.50% Convertible Senior Notes would have been approximately $153.5 million, including $1.2 million of imputed interest; the carrying value of the equity component would have been approximately $19.6 million, net of $0.6 million of allocated third-party transaction costs; and net income would have been approximately $0.8 million lower due primarily to imputed interest, net of tax.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF No. 07-5”), which supersedes EITF No. 01-6, The Meaning of ’Indexed to a Company’s Own Stock.’ FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS No. 133”) specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying FAS No. 133. EITF No. 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. We are required to apply this standard beginning in our fiscal year 2009 and recognize the cumulative effect, if any, of the change in accounting principle in the opening balance of retained earnings. We are currently evaluating the impact of the adoption of EITF No. 07-5; at this time, we are uncertain as to the impact on our results of operations and financial position.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, (“EITF No. 08-6”). This pronouncement changes the way a company accounts for equity method investments. Among other things, it requires a company to determine the initial carrying value of an equity method investment by applying the cost accumulation model and to account for share issuances by the investee as a proportionate sale of its investment. We are required to apply this standard prospectively beginning in our fiscal year 2009. We are currently evaluating the impact of the adoption of EITF No. 08-6; at this time, we are uncertain as to the impact on our results of operations and financial position.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF No. 08-7”). This pronouncement requires a company to account for an acquired defensive asset as a separate unit of accounting and assign it a useful life based on the period during which the asset would diminish in value. We are required to apply this standard prospectively beginning in our fiscal year 2009. We are currently evaluating the impact of the adoption of EITF No. 08-7; at this time, we are uncertain as to the impact on our results of operations and financial position.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets. This pronouncement requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We are required to apply this standard beginning in our fiscal year 2009. We do not expect the adoption of this FASB Staff Position to have a material impact on our consolidated financial statements.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to instruments that are sensitive to fluctuations in interest rates, foreign currency exchange rates, and costs of raw materials and energy.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. Prior to 2008, most precious metal contracts were marked to fair value, and the resulting gains or losses were recognized as miscellaneous income or expense, respectively. In 2008, most precious metal contracts were designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $5.5 million at December 31, 2008. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. Our current energy contracts are designated as normal purchase contracts, which are not marked to market. Our purchase commitments for energy under normal purchase contracts at December 31, 2008, were $22.7 million.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	2008	2007
	(Dollars in thousands)

Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$2,742	$2,636
Fixed-rate debt:
Carrying amount	$174,043	$200,404
Fair value	$85,700	$205,705
Change in fair value from 1% increase in interest rate	$(2,877)	$(1,929)
Change in fair value from 1% decrease in interest rate	$3,003	$1,957
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(12,724)	$(8,109)
Change in fair value from 1% increase in interest rate	$3,322	$5,000
Change in fair value from 1% decrease in interest rate	$(3,401)	$(5,181)
Foreign currency forward contracts:
Notional amount	$156,840	$142,638
Carrying amount and fair value	$(96)	$(268)
Change in fair value from 10% appreciation of U.S. dollar	$2,523	$(1,402)
Change in fair value from 10% depreciation of U.S. dollar	$(3,084)	$1,714
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	330	1,171
Carrying amount and fair value	$(576)	$(1,499)
Change in fair value from 10% change in forward prices	$71	$507
Precious metals forward contracts:
Notional amount (in troy ounces)	129	159,648
Carrying amount and fair value	$8	$755
Change in fair value from 10% change in forward prices	$11	$612

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective in 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and, effective in 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Cleveland, Ohio
March 11, 2009

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$2,245,152	$2,147,904	$1,987,606
Cost of sales	1,841,485	1,745,445	1,585,081

Gross profit	403,667	402,459	402,525
Selling, general and administrative expenses	297,119	314,878	302,442
Impairment charges	80,205	128,737	—
Restructuring charges	25,937	16,852	23,146
Other expense (income):
Interest expense	50,145	57,837	62,714
Interest earned	(714)	(1,505)	(4,466)
Loss on extinguishment of debt	5,531	—	—
Foreign currency losses, net	742	1,254	1,040
Loss (gain) on sale of businesses	—	1,348	(67)
Miscellaneous expense (income), net	1,239	576	(87)

(Loss) income before income taxes	(56,537)	(117,518)	17,803
Income tax (benefit) expense	(2,791)	(17,952)	2,381

(Loss) income from continuing operations	(53,746)	(99,566)	15,422
Income from discontinued operations, net of income taxes	5,014	5,312	5,670
Gain (loss) on disposal of discontinued operations, net of income taxes	9,034	(225)	(472)

Net (loss) income	(39,698)	(94,479)	20,620
Dividends on preferred stock	(877)	(1,035)	(1,252)

Net (loss) income available to common shareholders	$(40,575)	$(95,514)	$19,368

Weighted-average common shares outstanding	43,261	42,926	42,394
Incremental common shares attributable to convertible preferred stock, performance shares, deferred stock units, and stock options	—	—	28

Weighted-average diluted shares outstanding	43,261	42,926	42,422

Per common share data
Basic (loss) earnings:
From continuing operations	$(1.26)	$(2.34)	$0.33
From discontinued operations	0.32	0.11	0.13

	$(0.94)	$(2.23)	$0.46

Diluted (loss) earnings:
From continuing operations	$(1.26)	$(2.34)	$0.33
From discontinued operations	0.32	0.11	0.13

	$(0.94)	$(2.23)	$0.46

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$10,191	$12,025
Accounts and trade notes receivable, net	296,423	242,039
Note receivable from Ferro Finance Corporation	—	29,577
Inventories	256,411	256,019
Deferred income taxes	19,167	14,773
Other receivables	58,391	33,338
Other current assets	8,306	8,218
Current assets of discontinued operations	—	11,203

Total current assets	648,889	607,192
Other assets
Property, plant and equipment, net	456,549	495,599
Goodwill	229,665	290,698
Amortizable intangible assets, net	11,753	9,071
Deferred income taxes	134,139	100,935
Other non-current assets	63,505	110,033
Other assets of discontinued operations	—	24,732

Total assets	$1,544,500	$1,638,260

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,883	$5,444
Accounts payable	232,113	265,323
Income taxes	14,361	—
Accrued payrolls	18,695	26,105
Accrued expenses and other current liabilities	82,995	108,004
Current liabilities of discontinued operations	—	5,456

Total current liabilities	357,047	410,332
Other liabilities
Long-term debt, less current portion	580,662	520,645
Postretirement and pension liabilities	221,110	140,988
Deferred income taxes	6,039	8,857
Other non-current liabilities	34,047	56,644
Other liabilities of discontinued operations	—	991

Total liabilities	1,198,905	1,138,457
Minority interests	9,755	9,896
Series A convertible preferred stock (approximates redemption value)	11,548	13,623
Shareholders’ equity
Common stock	52,323	52,323
Paid-in capital	166,011	166,391
Retained earnings	401,918	468,190
Accumulated other comprehensive loss	(98,436)	(7,765)
Common shares in treasury, at cost	(197,524)	(202,855)

Total shareholders’ equity	324,292	476,284

Total liabilities and shareholders’ equity	$1,544,500	$1,638,260

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated		Total
	Common Shares					Other		Share-
	In Treasury		Common	Paid-in	Retained	Comprehensive	Unearned	holders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Compensation	Equity
	(In thousands, except per share data)

Balances at December 31, 2005	9,970	$(221,095)	$52,323	$163,074	$605,874	$(115,990)	$(6,123)	$478,063
Net income					20,620			20,620
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						33,468		33,468
Mimimum pension liability adjustment						15,858		15,858
Other adjustments						502		502

Total comprehensive income								70,448
Cash dividends(b):
Common					(24,649)			(24,649)
Preferred					(1,252)			(1,252)
Income tax benefits					45			45
Stock-based compensation transactions	(512)	9,819		1,553				11,372
Reclassification to initially apply FAS No. 123R as of January 1, 2006				(6,123)			6,123
Adjustment to apply FAS No. 158 as of December 31, 2006, net of tax						1,024		1,024

Balances at December 31, 2006	9,458	(211,276)	52,323	158,504	600,638	(65,138)	—	535,051
Net loss					(94,479)			(94,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						39,167		39,167
Postretirement benefit liability adjustments						25,589		25,589
Raw material commodity swap adjustments						(2,161)		(2,161)
Interest rate swap adjustments						(5,222)		(5,222)

Total comprehensive loss								(37,106)
Cash dividends(b):
Common					(25,051)			(25,051)
Preferred					(1,035)			(1,035)
Income tax benefits					50			50
Stock-based compensation transactions	(705)	8,421		7,887				16,308
Adjustment to initially apply FIN No. 48 as of January 1, 2007					(11,933)			(11,933)

Balances at December 31, 2007	8,753	(202,855)	52,323	166,391	468,190	(7,765)	—	476,284
Net loss					(39,698)			(39,698)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(23,490)		(23,490)
Postretirement benefit liability adjustments						(65,235)		(65,235)
Raw material commodity swap adjustments						713		713
Interest rate swap adjustments						(2,973)		(2,973)
Other						(52)		(52)

Total comprehensive loss								(130,735)
Cash dividends(b):
Common					(25,192)			(25,192)
Preferred					(877)			(877)
Income tax benefits				43				43
Stock-based compensation transactions	(321)	5,331		(423)				4,908
Adjustment to apply FAS No. 158 as of January 1, 2008, net of tax					(505)	366		(139)

Balances at December 31, 2008	8,432	$(197,524)	$52,323	$166,011	$401,918	$(98,436)	$—	$324,292

(a)	Accumulated translation adjustments were $12,020, $35,510, and $(3,657), accumulated postretirement benefit liability adjustments were $(101,738), $(36,869), and $(62,458), accumulated raw material commodity swap adjustments were $(471), $(1,184), and $977, and accumulated interest rate swap adjustments were $(8,195), $(5,222), and $-0- at December 31, 2008, 2007 and 2006, respectively, all net of tax.

(b)	Dividends were $0.58 per share of common stock and $3.25 per share of convertible preferred stock for 2008, 2007, and 2006.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities
Net (loss) income	$(39,698)	$(94,479)	$20,620
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(14,048)	(5,087)	(5,198)
Loss (gain) on sale of assets and businesses	2,598	1,175	(1,626)
Depreciation and amortization	73,450	84,048	76,484
Impairment charges	80,205	128,737	—
Noncash restructuring charges	351	3,259	15,795
Provision for allowance for doubtful accounts	5,843	603	1,444
Retirement benefits	(15,254)	(16,533)	(13,826)
Deferred income taxes	(13,692)	(30,468)	(13,391)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and trade notes receivable	30,455	(5,396)	(24,793)
Note receivable from Ferro Finance Corporation	(46,344)	(13,494)	95,842
Inventories	(6,462)	22,687	(30,716)
Deposits for precious metals	—	70,073	(51,073)
Other receivables and other current assets	(23,137)	(13,423)	250
Accounts payable	(27,185)	9,636	(13,222)
Accrued expenses and other current liabilities	(23,898)	(2,131)	10,557
Other operating activities	4,435	(2,582)	(481)

Net cash (used for) provided by continuing operations	(12,381)	136,625	66,666
Net cash provided by (used for) discontinued operations	3,285	7,954	4,278

Net cash (used for) provided by operating activities	(9,096)	144,579	70,944
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(70,751)	(62,782)	(46,011)
Capital expenditures for plant and equipment of discontinued operations	(2,317)	(4,852)	(4,604)
Expenditures for other assets	(3,400)	—	—
Cash adjustments to purchase price of prior acquisition	—	—	1,790
Net proceeds from sale of discontinued operations	56,484	—	—
Proceeds from sale of assets and businesses	2,360	4,850	5,130
Investment in Ferro Finance Corporation	—	—	(25,000)
Other investing activities	574	751	(23)

Net cash used for investing activities	(17,050)	(62,033)	(68,718)
Cash flows from financing activities
Net borrowings (repayments) under short-term loans payable to banks	3,687	(6,857)	1,334
Proceeds from convertible notes	172,500	—	—
Proceeds from revolving credit facility	1,024,174	779,630	697,929
Proceeds from term loan facility	—	55,000	250,000
Proceeds from former revolving credit facility	—	—	461,900
Principal payments on revolving credit facility	(926,228)	(893,726)	(569,976)
Principal payments on term loan facility	(9,452)	(3,050)	—
Principal payments on former revolving credit facility	—	—	(648,000)
Extinguishment of debt	(205,269)	—	(155,000)
Debt issue costs	(5,570)	(1,783)	(16,234)
Cash dividends	(26,069)	(26,086)	(25,901)
Proceeds from exercise of stock options	58	9,843	4,168
Other financing activities	(3,977)	(1,688)	(3,255)

Net cash provided by (used for) financing activities	23,854	(88,717)	(3,035)
Effect of exchange rate changes on cash and cash equivalents	458	1,211	381

Decrease in cash and cash equivalents	(1,834)	(4,960)	(428)
Cash and cash equivalents at beginning of period	12,025	16,985	17,413

Cash and cash equivalents at end of period	$10,191	$12,025	$16,985

Cash paid during the period for:
Interest	$52,670	$56,911	$62,980
Income taxes	$10,308	$15,721	$10,687

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006

1.	Our Business and Summary of Significant Accounting Policies

Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) produces performance materials for a broad range of manufacturers in diversified industries throughout the world. Our products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. We use inorganic chemical processes, polymer science and materials science to develop and produce these performance materials. Performance materials require a high degree of technical service on an individual customer basis. The value of our products stems from the results and performance they achieve in actual use. We manage our diverse businesses through seven business units that are differentiated from one another by product type. We have grouped these units by their product group below:

Inorganic Specialties	Organic Specialties	Electronic Material Systems

• Tile Coating Systems	• Polymer Additives	• Electronic Materials

• Porcelain Enamel	• Specialty Plastics

• Color and Glass	• Pharmaceuticals
Performance Materials

We sold our Fine Chemicals business in the fourth quarter of 2008, and the financial results from this business are reported as discontinued operations for all periods presented.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of the parent company and the accounts of subsidiary businesses in which we own majority and controlling interests. When we consolidate our financial statements we eliminate investments, common stock and paid-in capital accounts, and intercompany transactions, accounts and profits. When we exert significant influence over an investee but do not control it, we account for the investment and the investment income using the equity method. These investments are reported in the other non-current assets section of our balance sheet. When we acquire a subsidiary that is consolidated, its financial results are included in our consolidated financial statements from the date of the acquisition. When we dispose of a subsidiary that was consolidated, its financial results are included in our consolidated financial statements to the date of the disposition.

We legally sell substantially all of our domestic trade accounts receivable to Ferro Finance Corporation (“FFC”) under an asset securitization program. Since FFC is a wholly-owned subsidiary and purchases receivables only from Ferro Corporation, we are FFC’s primary beneficiary. However, until December 2008, FFC was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, we amended the program to include an option that, if exercised, would terminate the program. As a result, FFC is no longer a QSPE and is included in our consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Use of Estimates and Assumptions in the Preparation of Financial Statements

We prepare our consolidated financial statements in conformity with United States Generally Accepted Accounting Principles, which requires us to make estimates and to use judgments and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses recorded and disclosed. The more significant estimates and judgments relate to accounts receivable and inventory allowances, environmental and other contingent liabilities, income taxes, pension and other postretirement benefits, inventories, restructuring and cost reduction programs, revenue recognition, valuation of goodwill and other intangibles, assessment of long-lived assets, and derivative financial instruments. Actual outcomes could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Ferro sells its products to customers in diversified industries throughout the world. No customer or related group of customers represents greater than 10% of net sales or accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral. We provide for uncollectible accounts based on historical experience and specific circumstances, as appropriate. Customer accounts we deem to be uncollectible or to require excessive collection costs are written off against the allowance for doubtful accounts. Historically, write-offs of uncollectible accounts have been within our expectations. When FFC was consolidated in December 2008, the valuation allowance on Ferro’s note receivable from FFC was combined with the valuation allowance on accounts and trade notes receivable. Detailed information about the allowance for doubtful accounts is provided below:

	2008	2007	2006
	(Dollars in thousands)

Allowance for doubtful accounts	$11,668	$6,396	$7,524
Bad debt (credit) expense	4,472	(345)	836

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Note Receivable from Ferro Finance Corporation

Before FFC was consolidated in December 2008, we reported a note receivable from FFC, representing proceeds from the sale of trade accounts receivable to FFC that had not yet been received in cash by Ferro. We measured the fair value of the note receivable on a monthly basis using our best estimate of FFC’s ability to pay based on the undiscounted expected future cash collections on the outstanding accounts receivable sold. Detailed information about the valuation allowance for the note receivable is provided below:

	2008	2007	2006
	(Dollars in thousands)

Valuation allowance	$—	$3,015	$2,702
Bad debt expense	1,371	948	608

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

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

We capitalize the costs of computer software developed or obtained for internal use after the preliminary project stage has been completed and management, with the relevant authority, authorizes and commits to funding a computer software project, and it is probable that the project will be completed and the software will be used to perform the function intended. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the project, and interest costs incurred when developing computer software for internal use are capitalized. Capitalization ceases when the project is substantially complete, generally after all substantial testing is completed. Training costs and data conversion costs are expensed as incurred. After capitalization, the software is amortized on a straight-line basis and is subject to impairment in accordance with the provisions of Financial Accounting Standards Boards (“FASB”) Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

If we were to abandon or close certain of our facilities, existing legal obligations would be triggered. Although we have no current plans to do so, if we close certain operating facilities, changes to or settlements of the related conditional AROs could negatively affect the Company’s results of operations and cash flows. Estimated liabilities for asset retirement obligations were $1.7 million at December 31, 2008, and $1.1 million at December 31, 2007.

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

The carrying amount of long-lived assets, including amortizable intangible assets, is not recoverable if the recorded value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the event of impairment, we recognize a loss for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of review.

We review goodwill for impairment annually using a measurement date of October 31st, primarily due to the timing of our annual budgeting process, or more frequently in the event of an impairment indicator. The fair value of each reporting unit that has goodwill is estimated using the weighted average of the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value, unless facts or circumstances exist which indicate a more representative fair value. The income approach is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses based on a proportional sales method. We use historical results and trends and our projections of

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be realized from the sale of the reporting units based on a comparison to similar businesses. If the fair value of any of the reporting units were determined to be less than its carrying value, we would obtain comparable market values or independent appraisals of its net assets. In 2008, we recorded goodwill impairments of $17.0 million in the Specialty Plastics business and $41.4 million in the Tile Coating Systems business. In 2007, we recorded goodwill impairments of $73.5 million for the Polymer Additives business and $32.2 million for the Pharmaceuticals business.

Income Taxes

We determine income taxes using the liability method of accounting. Income tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries we have deemed not to be permanently reinvested. Tax credits and other incentives reduce tax expense in the year they are claimed. We recognize deferred tax assets if we believe that it is more likely than not that the assets will be realized in future years. We record valuation allowances against deferred tax assets that we believe do not meet the criteria for realization of “more likely than not.” We recognize liabilities for uncertain tax positions based on our estimate of whether, and the extent to which, additional taxes will be recognized. We report tax-related interest and penalties as a component of income tax expense.

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

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Contingencies

We expense contingent items when events that give rise to the items are probable and the amounts are reasonably estimable. If a loss contingency is reasonably possible and the amount of the loss is material, we disclose the item. If only a range of possible losses can be estimated, we record the low end of the range and disclose the possible range of outcomes. However, if there is a best estimate of the amount of the loss within the range, we will record that amount.

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

Restructuring and Cost Reduction Programs

We expense costs associated with exit and disposal activities designed to restructure operations and reduce ongoing costs of operations when we incur the related liabilities or when other triggering events occur. After the appropriate level of management having the authority approves the detailed restructuring plan, we establish accruals for underlying activities by estimating employee termination costs. Our estimates are based upon factors including statutory and union requirements, affected employees’ lengths of service, contract provisions, salary level, and health care benefit choices. As part of our assessment of exit and disposal activities, we also analyze the carrying value of the affected long-lived assets for impairment and reductions in the remaining estimated useful lives.

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

Postretirement and Other Employee Benefits

We recognize postretirement and other employee benefits as employees render the services necessary to earn those benefits. We determine defined benefit pension and other postretirement benefit costs and obligations with the assistance of actuarial calculations performed by experts. The calculations and the resulting amounts recorded in our consolidated financial statements are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for plan-eligible employees, estimated changes in costs of healthcare benefits, and other factors. We evaluate the assumptions used on an annual basis. Prior to 2008, postretirement obligations for U.S. employees were measured each September 30th while these obligations for foreign employees were measured each December 31st. Effective January 1, 2008, we changed the measurement date for our U.S. employees from September 30th to December 31st and recognized the expense for the gap period as an adjustment to retained earnings.

Derivative Financial Instruments

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
Years ended December 31, 2008, 2007 and 2006 — (Continued)

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

The amount of shipping and handling fees invoiced to our customers at the time our product is shipped is included in net sales. Credit memos issued to customers for sales returns, discounts allowed and sales adjustments are recorded when they are incurred as a reduction of sales. We use estimated allowances to state the related accounts receivable at their net realizable value.

Additionally, we provide certain of our customers with incentive rebate programs to promote customer loyalty and encourage greater product sales. We accrue customer rebates over the rebate periods based upon estimated attainments of the provisions in the rebate agreements using available information and record these rebate accruals as reductions of sales.

Cost of Sales

We include in cost of sales the purchased cost of raw materials, and labor and overhead directly associated with the production process. Cost of sales also includes shipping and handling costs, financing costs associated with precious metals, purchasing and receiving costs, depreciation and leasing costs of buildings and equipment used in production, utilities, operating parts and supplies, warehousing costs, internal transfer costs, other costs of distribution, costs of hazardous materials control and disposal, physical inventory adjustments, and obsolescence and rework costs.

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
Years ended December 31, 2008, 2007 and 2006 — (Continued)

balance sheet date to actual by applying material purchase price and the appropriate production variances most recently incurred.

Selling, General and Administrative Expenses

Expenses for sales and administrative functions, including salaries and wages, benefits, stock-based compensation, sales commissions, bad debt expense, lease costs and depreciation related to buildings and equipment not used in production, and outside services such as legal, audit and consulting fees, are included in selling, general and administrative expenses. Certain warehousing costs amounting to $4.3 million in 2008, $4.2 million in 2007, and $4.0 million in 2006 are also included in selling, general and administrative expenses.

Research and development expenses are expensed as incurred and are also included in selling, general and administrative expenses. Amounts expended for development or significant improvement of new or existing products, services and techniques were $33.6 million for 2008, $36.9 million for 2007, and $42.6 million for 2006.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income (loss) consists of net income or loss, foreign currency translation adjustments, postretirement benefit liability adjustments, and gains and losses on derivative instruments. The cumulative foreign currency translation adjustments, postretirement benefit liability adjustments, and gains and losses on derivative instruments are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ equity.

Recently Adopted Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS No. 123R”). We now base stock-based compensation costs on the estimated grant-date fair value of stock-based awards that are expected to ultimately vest and adjust expected vesting rates to actual results as these become known. Upon the initial adoption of FAS No. 123R, we reclassified $6.1 million of unearned stock-based compensation to additional paid-in capital in the consolidated balance sheet.

On December 31, 2006, we adopted the recognition and disclosure provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS No. 158”). As a result of our adoption of FAS No. 158, we recorded a decrease in other non-current assets of $1.2 million, an increase in accrued expenses and other current liabilities of $6.5 million, a decrease in postretirement and pension liabilities of $5.2 million, an increase in non-current deferred tax assets of $3.5 million, and a decrease in accumulated other comprehensive loss of $1.0 million.

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
Years ended December 31, 2008, 2007 and 2006 — (Continued)

U.S. and certain international receivables sales programs. The “collection agent” fees received by the Company approximate adequate compensation. Therefore, the adoption of FAS No. 156 did not have an effect on our consolidated financial statements.

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. On July 1, 2008, we also adopted FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active, (“FSP No. FAS 157-3”). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, (“FAS No. 13”) as well as other accounting pronouncements that address fair value measurement on lease classification or measurement under FAS No. 13 from the scope of FAS No. 157. FSP No. FAS 157-2 delays the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP No. FAS 157-3 amends FAS No. 157 to give an example of how to determine the fair value of a financial asset in an inactive market, but does not change the fair value measurement principles of FAS No. 157. The portions of these pronouncements that were not delayed were adopted prospectively, and their adoption reduced the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps. We are currently evaluating the impact on our consolidated financial statements of adopting the deferred portions of these pronouncements on January 1, 2009.

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

On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Previously, we recognized this income tax benefit as an increase to retained earnings. Beginning in 2008, we report this income tax benefit as an increase to paid-in capital.

In December 2008, we adopted FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, upon it issuance. This pronouncement requires companies to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. Other than for some additional disclosures, the adoption of this FASB Staff Position did not have an effect on our consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Newly Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”). This statement requires more acquired assets and assumed liabilities to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition-related costs in preacquisition periods to be expensed. We are required to apply this standard prospectively beginning in our fiscal year 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”). Under this statement, noncontrolling interests (e.g., minority interests) in subsidiaries to be measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to noncontrolling interests is included in consolidated net income. FAS No. 160 requires entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements. We are required to apply this standard beginning in our fiscal year 2009. If FAS No. 160 had been applied, minority interests in consolidated subsidiaries of $9.8 million at December 31, 2008 would have been reclassified to equity, and net income attributable to minority interests of $1.6 million for 2008 would have been included in consolidated net income.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“FAS No. 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are required to apply this standard beginning in our fiscal year 2009. We do not expect the adoption of FAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. We are required to apply this standard prospectively beginning in our fiscal year 2009. We are currently evaluating the impact of the adoption of FSP No. FAS 142-3; at this time, we are uncertain as to the impact on our results of operations and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to apply this standard retrospectively beginning in our fiscal year 2009. If FSP No. APB 14-1 had been applied at December 31, 2008, the carrying value of the liability component of our 6.50% Convertible Senior Notes would have been approximately $153.5 million, including $1.2 million of imputed interest; the carrying value of the equity component would have been approximately $19.6 million, net of $0.6 million of allocated third-party transaction costs; and net income would have been approximately $0.8 million lower due primarily to imputed interest, net of tax.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF No. 07-5”), which supersedes EITF No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock.’ FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS No. 133”) specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying FAS No. 133. EITF No. 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. We are required to apply this standard beginning in our fiscal year 2009

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

and recognize the cumulative effect, if any, of the change in accounting principle in the opening balance of retained earnings. We are currently evaluating the impact of the adoption of EITF No. 07-5; at this time, we are uncertain as to the impact on our results of operations and financial position.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, (“EITF No. 08-6”). This pronouncement changes the way a company accounts for equity method investments. Among other things, it requires a company to determine the initial carrying value of an equity method investment by applying the cost accumulation model and to account for share issuances by the investee as a proportionate sale of its investment. We are required to apply this standard prospectively beginning in our fiscal year 2009. We are currently evaluating the impact of the adoption of EITF No. 08-6; at this time, we are uncertain as to the impact on our results of operations and financial position.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF No. 08-7”). This pronouncement requires a company to account for an acquired defensive asset as a separate unit of accounting and assign it a useful life based on the period during which the asset would diminish in value. We are required to apply this standard prospectively beginning in our fiscal year 2009. We are currently evaluating the impact of the adoption of EITF No. 08-7; at this time, we are uncertain as to the impact on our results of operations and financial position.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets. This pronouncement requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We are required to apply this standard beginning in our fiscal year 2009. We do not expect the adoption of this FASB Staff Position to have a material impact on our consolidated financial statements.

2.	Inventories

Inventories at December 31st consisted of the following:

	2008	2007
	(Dollars in thousands)

Raw materials	$82,837	$72,140
Work in process	43,224	41,599
Finished goods	130,350	142,280

Total	$256,411	$256,019

In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $4.6 million in 2008, $3.7 million in 2007, and $3.1 million for 2006 and were charged to cost of sales. We had on hand $104.2 million at December 31, 2008, and $148.3 million at December 31, 2007, of precious metals, measured at fair value, owned by participants in our precious metals program.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

3.	Property, Plant and Equipment

	December 31,
	2008	2007
	(Dollars in thousands)

Land	$33,687	$40,455
Buildings	230,450	244,046
Machinery and equipment	720,044	808,368
Construction in progress	35,216	48,518
Property, plant and equipment under capital leases	16,957	17,011

Total property, plant and equipment	1,036,354	1,158,398
Total accumulated depreciation	(579,805)	(662,799)

Net property, plant and equipment	$456,549	$495,599

Depreciation expense from continuing operations was $65.3 million for 2008, $75.4 million for 2007, and $66.5 million for 2006. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, amounted to $12.8 million for 2008, $16.1 million for 2007, and $4.1 million for 2006. Capitalized interest costs related to property, plant and equipment under construction were $1.7 million in 2008, $2.3 million in 2007, and $1.1 million in 2006.

The carrying amount of property, plant and equipment is not recoverable if the recorded value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In 2008, the Specialty Plastics business experienced downturns in the automotive, appliance and container markets, particularly in the fourth quarter of 2008. The decline in auto sales and U.S. home construction, which negatively impacted this business and the extended recovery time forecasted in these markets, triggered an impairment. We recorded an asset impairment of $1.9 million as a result of this review. Also in the fourth quarter of 2008, we recorded an impairment of $19.9 million in our Electronic Materials facility in Uden Netherlands. The impairment was the result of a decline in the operating results and reduced future sales projection for our dielectric material products that are produced in this facility.

In 2007, we recorded an impairment of $6.8 million on the property, plant and equipment due to the following factors: the cumulative negative effect on earnings of a cyclical downturn in certain of the Polymer Additives business’ primary U.S.-based end markets, including housing and automobiles; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies of the components of their products and to register certain information; and higher forecasted capital expenditures related to the business. Additionally in 2007, in our Pharmaceuticals segment, primarily due to the result of a longer time to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services, we recorded an impairment of $16.3 million on the property, plant and equipment.

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
Years ended December 31, 2008, 2007 and 2006 — (Continued)

4.	Goodwill and Other Intangible Assets

A summary of goodwill activity follows:

(Dollars in
thousands)

Balance at December 31, 2006	$395,835
Impairments	(105,653)
Currency translation adjustments	516

Balance at December 31, 2007	290,698
Impairments	(58,361)
Currency translation adjustments	(2,672)

Balance at December 31, 2008	$229,665

Details of amortizable intangible assets follow:

	Estimated	December 31,
	Economic Life	2008	2007
	(Dollars in thousands)

Patents	9-15 years	$5,775	$6,515
Other	1-20 years	14,451	10,483

Total gross amortizable intangible assets		20,226	16,998
Accumulated amortization		(8,473)	(7,927)

Amortizable intangible assets, net		$11,753	$9,071

We test goodwill for impairment annually using October 31st as our annual assessment date, primarily due to the timing of our annual budgeting process, or more frequently if we believe indicators of impairment exist, which was the case at December 31, 2008. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires an assessment consisting of two tests. In the first test, we test goodwill for impairment by comparing the fair value of each reporting unit that has goodwill against its carrying value. If the carrying value of the reporting unit exceeds its fair value, we perform a second test to measure impairment. The Specialty Plastics business as of October 31, 2008, and the Tile Coating Systems business as of December 31, 2008, had fair values that were less than the carrying values of their net assets, indicating an impairment of goodwill. As of October 31, 2007, two reporting units, the Polymer Additives business and the Pharmaceuticals business had fair values that were less than the carrying values of their net assets, indicating an impairment of goodwill.

We estimate the fair values of reporting units primarily using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of a reporting unit’s fair value, unless facts or circumstances exist which indicate a more representative fair value. The income approach uses projected cash flows attributable to the reporting unit over its useful life and discounted to its present value. The market approach estimates a price reasonably expected to be realized from the sale of similar businesses. Factors considered in both of these approaches included projections of our future operating results, anticipated future cash flows, comparable marketplace data adjusted for our industry grouping, and the cost of capital.

In 2008, an impairment of goodwill in our Tile Coating Systems business was triggered by the cumulative negative effect on operating results of the significant downturn in the fourth quarter 2008 in the housing and construction markets, both in the United States and Europe, leading to lower demand from customers serving those markets. The lower demand in these markets was the triggering event for our review for impairment. The Specialty Plastics business experienced downturns in the automotive, appliance and container markets, particularly in the

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

fourth quarter of 2008. The decline in auto sales and U.S. home construction, which negatively impacted this business, and the extended recovery time forecasted in these markets triggered an impairment. The step two analyses required to complete the measurement of the amount of goodwill impairment is not complete. As a result, at December 31, 2008, we have recorded estimated goodwill impairments of $41.4 million for the Tile Coating Systems business and $17.0 million related to the Specialty Plastics business. We believe that these impairments, which fully impair the goodwill for each of these reporting units, are our best estimates based upon the available evidence and analysis performed to date. These amounts may be adjusted upon the completion of the step two test in 2009. The amounts are included in impairment charges in the consolidated statements of operations.

As of October 31, 2007, two reporting units, the Polymer Additives business and the Pharmaceuticals business, had fair values that were less than the carrying values of their net assets, indicating an impairment of goodwill. The impairment in the Polymer Additives business was triggered by the cumulative negative effect on operating results of a cyclical downturn in certain of its primary U.S.-based end markets, including housing and automotive; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies of the components of their products and to register certain information; and higher forecasted capital expenditures for this business. The impairment of goodwill in the Pharmaceuticals business was primarily the result of the longer time necessary to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services. We recorded an impairment of $73.5 million for the Polymer Additives business and $32.2 million for the Pharmaceuticals business in 2007. The amounts are included in impairment charges in the consolidated statements of operations.

As part of our restructuring activities in 2006, we recorded an impairment charge of $3.5 million relating to intellectual property at our Niagara Falls, New York, facility.

We recorded amortization expense from continuing operations related to intangible assets and other non-current assets, as detailed in the following table:

	2008	2007	2006
	(Dollars in thousands)

Intangibles	$938	$1,236	$965
Deferred charges and other non-current assets	7,173	7,460	9,054

Total amortization expense	$8,111	$8,696	$10,019

Aggregate amortization expense for intangible assets is expected to be $0.9 million annually in the years 2009 through 2013.

5.	Financing and Short-term and Long-term Debt

Loans payable and current portion of long-term debt at December 31st consisted of the following:

	2008	2007
	(Dollars in thousands)

Loans payable to banks	$4,754	$954
Current portion of long-term debt	4,129	4,490

Total loans payable and current portion of long-term debt	$8,883	$5,444

The weighted-average interest rate on loans payable to banks was 7.6% at December 31, 2008, and 10.0% at December 31, 2007. These loans are primarily from overdraft facilities.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Long-term debt at December 31st consisted of the following:

	2008	2007
	(Dollars in thousands)

$172.5 million 6.50% Convertible Senior Notes	$172,500	$—
$200 million 9 1/8% Senior Notes, net of unamortized discounts	—	199,636
Revolving credit facility	111,803	13,857
Term loan facility	292,498	301,950
Capitalized lease obligations (see Note 14)	6,447	8,924
Other notes	1,543	768

	584,791	525,135
Current portion	(4,129)	(4,490)

Total long-term debt, less current portion	$580,662	$520,645

The annual maturities of long-term debt for each of the five years after December 31, 2008, were as follows:

(Dollars in
thousands)

2009	$4,129
2010	4,361
2011	185,969
2012	213,923
2013	173,231
Thereafter	3,178

Total maturities of long-term debt	$584,791

6.50% Convertible Senior Notes

In August 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity.

The initial base conversion rate is 30.9253, equivalent to an initial base conversion price of $32.34 per share of our common stock. If the price of our common stock at conversion exceeds the base conversion price, the base conversion rate is increased by an additional number of shares. The base conversion rate and the additional number of shares are adjusted in certain events. Upon conversion of Convertible Notes, we will pay the conversion value in cash up to the aggregate principal amount of the Convertible Notes being converted and in shares of our common stock, for the remainder, if any. Upon a fundamental change, holders may require us to repurchase Convertible Notes for cash equal to the principal amount plus accrued and unpaid interest. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. At December 31, 2008, we were in compliance with the covenants under the Convertible Notes’ indentures.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

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

Revolving Credit and Term Loan Facilities

In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility, which replaced a former revolving credit facility that would have expired later that year. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “2007 Amended Credit Facility”) primarily to increase the size of the revolving credit facility, reduce interest rates, and increase operating flexibility. At December 31, 2008, the 2007 Amended Credit Facility consisted of a $300.0 million revolving credit facility, which matures in 2011, and a term loan facility with an outstanding principal balance of $292.5 million, which matures in 2012. The Company is required to make periodic principal payments to the term loan investors with a corresponding reduction in the commitment amount under the term loan facility.

We had $180.0 million at December 31, 2008, and $277.5 million at December 31, 2007, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. In 2007, we began making periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from January 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. In April 2008, we made an additional principal payment of $6.4 million.

On March 11, 2009, we amended the 2007 Amended Credit Facility (the “2009 Amended Credit Facility”) primarily to provide additional operating flexibility and to change pricing to more accurately reflect current market interest rates. The primary effects of the 2009 Amended Credit Facility are to:

•	Increase the interest rates and commitment fees payable thereunder pursuant to a grid structure based on our leverage ratio,

•	Increase the maximum permitted leverage ratio and decrease the minimum permitted fixed charge coverage ratio,

•	Add a minimum quarterly EBITDA requirement for fiscal year 2009,

•	Restrict the Company’s ability to engage in acquisitions and make investments,

•	Limit the amount of cash and cash equivalent collateral the Company is permitted to deliver to participants in our precious metals program to secure our obligations arising under the precious metals consignment agreements,

•	Require additional financial reporting by the Company to the lenders,

•	Increase the amount of the annual excess cash flow required to be used to repay term loans,

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

•	Require application of the net proceeds of certain dispositions, but excluding the first $20 million of such net proceeds, to be applied to repay debt outstanding under the revolving credit facility and term loans and to permanently reduce availability under the revolving loan facility on a dollar for dollar basis, provided that we are not required to reduce the commitments under the revolving credit facility to below $150 million,

•	Eliminate our ability to request an increase of $50 million in the revolving credit facility,

•	Add provisions governing the obligations of the Company and the lenders if one or more lenders under the revolving credit facility fails to satisfy its funding obligations or otherwise becomes a defaulting lender, and

•	Restrict our ability to make payments with respect to our capital securities. The 2009 Amended Credit Facility effectively prohibits us from paying dividends on our common stock.

The interest rates under the 2009 Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the June 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in June 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At December 31, 2008, the average interest rate for revolving credit borrowings was 2.6%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 6.5%. At December 31, 2007, the average interest rate was 6.5% for revolving credit borrowings and 7.2% for term loan borrowings.

The 2009 Amended Credit Facility is secured by substantially all of Ferro’s assets, generally including 100% of the shares of the Company’s domestic subsidiaries and 65% of the shares of the foreign subsidiaries directly owned by the domestic parent company, but excluding trade receivables legally sold pursuant to our accounts receivable sales programs.

The 2009 Amended Credit Facility contains customary operating covenants that limit our ability to engage in certain activities, including additional loans and investments; creation of liens; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio, a fixed charge coverage ratio, and a minimum EBITDA requirement. Failure to satisfy certain of these covenants, either immediately or within a brief period, would result in a default. If a default should occur and be continuing and we have not obtained a waiver, the obligations under the 2009 Amended Credit Facility may become immediately due and payable at the option of providers of more than 50% of the credit facility commitment. At December 31, 2008, we were in compliance with the financial covenants of the 2007 Amended Credit Facility.

Receivables Sales Programs

We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs were $5.8 million in 2008, $7.0 million in 2007, and $5.6 million in 2006 and are reported as interest expense.

We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We legally sell these trade accounts receivable to FFC, which finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “conduits”). FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

U.S. bankruptcy laws. FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. At December 31, 2007, Ferro’s consolidated balance sheet does not include outstanding trade accounts receivable sold to FFC of $115.0 million nor FFC’s obligation to the conduits for $54.6 million advanced against beneficial interests in those receivables, but does include a note receivable from FFC of $29.6 million, net of a valuation allowance, representing proceeds from the sale of trade accounts receivable to FFC that have not yet been received in cash by Ferro. In December 2008, we amended the program so that FFC is no longer a QSPE, FFC is included in our consolidated financial statements, and this program is no longer accounted for as an off balance sheet arrangement. Upon consolidation of FFC, accounts receivable increased $105.9 million, the note receivable from FFC decreased $75.9 million, and other non-current assets decreased $30.0 million. At December 31, 2008, Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $90.3 million, while there was no advance to FFC from the conduits against beneficial interests in those receivables, and the note receivable from FFC was eliminated in consolidation.

In June 2008, we amended the facility to reduce the program’s size from $100 million to $75 million. At December 31, 2008, after reductions for non-qualifying receivables, we had $56.8 million available under this program. The Company intends to renew or replace the asset securitization program prior to its scheduled expiration in June 2009, however there can be no assurance that the Company will be able to do so.

Activity from this program prior to December 15, 2008, is detailed below:

	2008	2007	2006
	(Dollars in thousands)

Sales of trade accounts receivable to FFC	$1,031,164	$985,922	$994,436
Purchases of previously sold trade accounts receivable	6,483	2,302	—
Net cash proceeds from FFC	994,771	969,265	1,090,485
Trade accounts receivable collected and remitted to FFC and the conduits	1,049,393	975,243	1,005,885
Servicing fees from FFC	563	308	310

The program contains operating covenants that limit FFC’s ability to engage in certain activities, including borrowings, creation of liens, mergers, and investing in other companies. The program also requires FFC and Ferro to provide periodic financial statements and reports on the accounts receivable and limits our ability to make significant changes in receivable collection practices. In addition, FFC is required to maintain a minimum tangible net worth. To meet this requirement, we invested an additional $25 million in FFC in June 2006. The program is subject to customary termination events, including non-performance, deterioration in the quality of the accounts receivable pool, and cross-default provisions with Ferro’s 2009 Amended Credit Facility and other debt obligations with principal outstanding of at least $5 million. If a termination event occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting FFC’s accounts receivable.

In addition, we maintain several international programs to sell trade accounts receivable to financial institutions. The commitments supporting these programs can be withdrawn at any time and totaled $81.7 million at December 31, 2008, and $80.8 million at December 31, 2007. The amount of outstanding receivables sold under the international programs was $16.7 million at December 31, 2008, and $42.1 million at December 31, 2007. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions. Servicing fees are not material.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Activity from these programs is detailed below:

	2008	2007	2006
	(Dollars in thousands)

Trade accounts receivable sold to financial institutions	$232,065	$182,075	$104,869
Cash proceeds from financial institutions	221,509	178,429	104,676
Trade accounts receivable collected and remitted to financial institutions	73,301	84,273	53,090

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $24.9 million at December 31, 2008, and $30.7 million at December 31, 2007. The unused portions of these lines provided additional liquidity of $22.0 million at December 31, 2008, and $28.9 million at December 31, 2007.

6.	Financial Instruments

The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:

•	Cash and cash equivalents;

•	Notes receivable;

•	Deposits;

•	Miscellaneous receivables; and

•	Short-term loans payable to banks.

Long-term Debt

The following financial instruments are measured at fair value at December 31st for disclosure purposes. The carrying values of these instruments may or may not be their fair values.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

$172.5 million 6.50% Convertible Senior Notes	$172,500	$84,725	$—	$—
$200 million 9 1/8% Senior Notes	—	—	199,636	205,000
Revolving credit facility	111,803	88,757	13,857	13,857
Term loan facility	292,498	225,731	301,950	301,950
Other notes	1,543	975	768	705

The fair values of the Convertible Notes and the 9 1/8% Notes are based on a third party’s estimated bid price.

The fair values of the revolving credit facility, the term loan facility, and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates. In connection with the adoption of FAS No. 157 in 2008, the fair value also reflects assumptions about the creditworthiness of the Company that market participants would use in pricing the debt.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Derivative Instruments

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

Level 3:  Unobservable inputs that are not corroborated by market data.

The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments at December 31st were as follows:

	2008
	Level 1	Level 2	Level 3	Total	2007
	(Dollars in thousands)

Assets
Foreign currency forward contracts	$—	$480	$—	$480	$16
Precious metals forward contracts	—	8	—	8	755

Total fair value	$—	$488	$—	$488	$771

Liabilities
Interest rate swaps	$—	$(12,724)	$—	$(12,724)	$(8,109)
Foreign currency forward contracts	—	(576)	—	(576)	(284)
Raw material commodity swaps	—	(576)	—	(576)	(1,499)

Total fair value	$—	$(13,876)	$—	$(13,876)	$(9,892)

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

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. We mark these contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses in net foreign currency gains or losses. The notional amount of foreign currency forward contracts was $156.8 million at December 31, 2008, and $142.6 million at December 31, 2007.

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

Precious metals forward contracts.  We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these agreements, with purchase commitments totaling $5.5 million at December 31, 2008, are designated as normal purchase contracts and are not marked to fair value. We mark the remaining precious metal contracts to fair

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

value based on market prices for comparable contracts and recognize the resulting gains or losses as miscellaneous income or expense.

7.	Income Taxes

Income tax (benefits) expenses are based on our (losses) earnings from continuing operations before income taxes as presented in the following table:

	2008	2007	2006
	(Dollars in thousands)

U.S.	$(11,026)	(143,828)	$(32,070)
Foreign	(45,511)	26,310	49,873

Total	$(56,537)	(117,518)	$17,803

Under the liability method of accounting for income taxes, we determine deferred income tax assets and liabilities based on the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. We measure these differences using the income tax rates and laws that are currently in effect.

Our income tax (benefit) expense from continuing operations consists of the following components:

	2008	2007	2006
	(Dollars in thousands)

Current:
U.S. federal	$(2,262)	$(2,584)	$(2,768)
Foreign	21,713	14,688	18,349
State and local	580	606	(189)

Total current	20,031	12,710	15,392
Deferred:
U.S. federal	(7,722)	(30,320)	(1,333)
Foreign	(15,167)	(3,824)	(12,054)
State and local	67	3,482	376

Total deferred	(22,822)	(30,662)	(13,011)

Total income tax (benefit) expense	$(2,791)	$(17,952)	$2,381

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

In addition, income tax expense (benefit) we allocated directly to shareholders’ equity is detailed in the following table:

	2008	2007	2006
	(Dollars in thousands)

Foreign currency translation adjustments	$1,952	$2,134	$—
Postretirement benefit liability adjustments	(32,783)	16,348	1,085
Raw material commodity swap adjustments	394	(1,386)	586
Interest rate swap adjustments	(1,643)	(2,887)	—
Dividends on performance shares	(43)	(50)	(45)
Stock options exercised	(3)	175	(208)
Other	(35)	—	(214)

Total income tax expense (benefit) allocated to shareholders’ equity	$(32,161)	$14,334	$1,204

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2008	2007	2006

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
Goodwill impairment	27.3	10.4	—
Adjustment of valuation allowances	17.3	4.0	(42.0)
Foreign tax rate difference	12.5	0.3	(17.3)
U.S. tax cost of foreign dividends	(10.8)	6.0	41.7
Uncertain tax positions	(10.1)	—	—
Net adjustment of prior year accrual	(4.0)	(1.0)	9.9
ESOP dividend tax benefit	(0.8)	(0.4)	(3.3)
Effect of equity earnings	(0.5)	(0.3)	(4.7)
Extraterritorial income exclusion	—	—	(5.9)
Miscellaneous	(0.8)	0.7	—

Effective tax rate	(4.9)%	(15.3)%	13.4%

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

The components of deferred tax assets and liabilities at December 31st were:

	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Pension and other benefit programs	$72,442	$49,256
Foreign net operating loss carryforwards	29,932	24,547
Foreign tax credit carryforwards	28,503	35,756
Capitalized research costs	20,481	17,809
Accrued liabilities	14,537	15,380
Other credit carryforwards	12,024	8,319
State net operating loss carryforwards	5,972	5,691
Allowance for doubtful accounts	3,619	1,981
Inventories	1,626	835
Deferred gains	—	5,426
Other	9,917	5,824

Total deferred tax assets	199,053	170,824
Deferred tax liabilities:
Property, equipment and intangibles — depreciation and amortization	25,535	43,665
Unremitted earnings of foreign subsidiaries	1,942	12,541
Other	2,858	2,897

Total deferred tax liabilities	30,335	59,103

Net deferred tax asset before valuation allowance	168,718	111,721
Valuation allowance	(21,451)	(8,906)

Net deferred tax assets	$147,267	$102,815

We had benefits from state operating loss carryforwards and foreign operating loss carryforwards for tax purposes, some of which can be carried forward indefinitely and others expire in one to twenty years.

We maintain a valuation allowance due to the uncertainty of realizing certain state and foreign net deferred tax assets. The overall increase in the valuation allowance in 2008 related to net deferred tax assets in Holland and to domestic state tax credits.

At December 31, 2008, we had $43.8 million in tax benefits from foreign tax credit carryforwards for tax purposes that can be carried forward for ten years. In our opinion, it is more likely than not that the credits will be utilized before expiration.

We classified net deferred income tax assets as of December 31 as detailed in the following table:

	2008	2007
	(Dollars in thousands)

Current assets	$19,167	$14,773
Non-current assets	134,139	100,935
Current liabilities	—	(4,036)
Non-current liabilities	(6,039)	(8,857)

Net deferred tax assets	$147,267	$102,815

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized an increase of $11.9 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Activity and balances of unrecognized tax benefits for 2008 and 2007 are summarized below:

	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$52,173	$47,380
Additions based on tax positions related to the current year	1,770	1,783
Additions for tax positions of prior years	2,774	2,661
Reductions for tax positions of prior years	(5,256)	(1,401)
Reductions as a result of expiring statutes of limitations	(11,420)	(1,817)
Foreign currency translation of non-U.S. dollar denominated reserves	(1,472)	3,692
Settlements with taxing authorities	(3,805)	(125)

Balance at end of year	$34,764	$52,173

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $12.6 million at December 31, 2008, and $20.8 million at December 31, 2007. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.7 million of benefit in 2008 and $0.6 million of expense in 2007 for interest, net of tax, and penalties. The Company had accrued $3.0 million at December 31, 2008, and $4.1 million at December 31, 2007, for the payment of interest, net of tax, and penalties.

We anticipate that between $5.0 and $6.0 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to non-U.S. tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods.

The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world, including Spain, France, Germany, the Netherlands, Italy, Japan, Portugal, and the United Kingdom. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2001.

We have provided $1.9 million for deferred income taxes on $20.2 million of undistributed earnings of foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $68.0 million, since we intend to indefinitely reinvest the earnings.

8.	Contingent Liabilities

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
Years ended December 31, 2008, 2007 and 2006 — (Continued)

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

The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $13.9 million at December 31, 2008, and $17.7 million at December 31, 2007. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

9.	Retirement Benefits

Defined Benefit Pension Plans

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$201	$1,232	$6,568	$5,405	$6,434	$6,131
Interest cost	20,705	20,105	20,395	11,503	9,606	7,949
Expected return on plan assets	(22,652)	(20,543)	(19,232)	(8,353)	(7,578)	(5,899)
Amortization of prior service cost	100	157	136	118	125	121
Net amortization and deferral	2,495	5,845	6,157	189	570	1,058
Curtailment and settlement effects	259	532	2,565	(747)	(374)	(24)
Special termination benefits	—	—	—	121	2,156	—

Total net periodic benefit cost	$1,108	$7,328	$16,589	$8,236	$10,939	$9,336

Weighted-average assumptions:
Discount rate	6.49%	6.05%	5.90%	5.56%	4.69%	4.34%
Rate of compensation increase	N/A	3.25%	3.43%	3.49%	3.05%	3.09%
Expected return on plan assets	8.50%	8.50%	8.50%	5.25%	4.95%	4.63%

In 2008, we recorded settlement losses of $0.3 million related to retirements in the U.S., settlement gains of $0.8 million related to retirements and terminations in Mexico, Italy and Japan, a curtailment gain of $0.1 million related to the closing of the Rotterdam, Netherlands, manufacturing facility, a settlement loss of $0.2 million related to a required settlement of a plan in France, and special termination benefits of $0.1 million related to terminations in the Netherlands and Indonesia.

In 2007, we recorded curtailment losses of $0.3 million related to closing our Niagara Falls, New York, manufacturing facility and $0.3 million related to freezing benefits at several U.S. plants and recorded a curtailment gain of $0.3 million related to European restructuring activities in Italy. We also recorded costs of $2.2 million for special termination benefits from other European restructuring activities that resulted in closing the Company’s Rotterdam, Netherlands, manufacturing facility in 2008.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

In 2006, we announced changes to certain of our defined benefit pension plans. Employees who had been participating in our largest U.S. pension plan stopped accruing benefit service after March 31, 2006, and became eligible to receive the basic pension contribution under the Company’s defined contribution plan. As a result, we recorded a curtailment gain of $2.5 million. In 2006, we also recorded settlement losses of $4.9 million in our unfunded nonqualified defined benefit pension plans, related primarily to a lump sum payment to the beneficiary of our deceased former Chief Executive Officer.

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$330,925	$340,727	$211,241	$197,582
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	763	—	—	—
Service cost	201	1,232	5,405	6,434
Interest cost	20,705	20,105	11,503	9,606
Amendments	—	—	(4,716)	100
Curtailments	—	(1,214)	(2,614)	137
Settlements	(630)	—	(4,493)	(746)
Special termination benefits	—	—	121	2,156
Plan participants’ contributions	—	12	755	721
Benefits paid	(20,456)	(18,536)	(9,345)	(9,240)
Actuarial (gain) loss	(10,969)	(11,401)	(7,827)	(12,562)
Exchange rate effect	—	—	(14,966)	17,053

Benefit obligation at end of year	$320,539	$330,925	$185,064	$211,241

Accumulated benefit obligation at end of year	$320,539	$330,925	$175,636	$197,399
Change in plan assets:
Fair value of plan assets at beginning of year	$294,810	$258,737	$156,806	$143,438
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	(4,627)	—	—	—
Actual return on plan assets	(78,444)	32,027	(11,301)	1,550
Employer contributions	10,055	22,570	11,387	8,749
Plan participants’ contributions	—	12	755	721
Benefits paid	(20,456)	(18,536)	(9,345)	(9,240)
Effect of settlements	(630)	—	(4,493)	(746)
Exchange rate effect	—	—	(12,414)	12,334

Fair value of plan assets at end of year	$200,708	$294,810	$131,395	$156,806

Reconciliation of accrued costs:
Funded status	$(119,831)	$(36,115)	$(53,669)	$(54,435)
Contributions between measurement date and end of year	—	135	—	—

Net amount recognized	$(119,831)	$(35,980)	$(53,669)	$(54,435)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(Dollars in thousands)

Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$1,798	$1,861
Accrued expenses and other current liabilities	(431)	(508)	(2,190)	(2,224)
Postretirement and pension liabilities	(119,400)	(35,472)	(53,277)	(54,072)

Net amount recognized	$(119,831)	$(35,980)	$(53,669)	$(54,435)

Weighted-average assumptions as of the measurement date:
Discount rate	6.74%	6.49%	5.85%	5.56%
Rate of compensation increase	N/A	N/A	3.45%	3.49%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$320,539	$330,925	$148,422	$190,652
Plan assets	200,708	294,810	92,955	134,356
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$320,539	$330,925	$146,159	$187,876
Accumulated benefit obligations	320,539	330,925	139,704	176,768
Plan assets	200,708	294,810	90,796	131,827

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Activity and balances in accumulated other comprehensive income (loss) related to defined benefit pension plans are summarized below:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$(54,868)	$(85,500)	$(16,740)	$(22,331)
Net (loss) gain arising during the year	(95,788)	24,099	(9,213)	5,949
Prior service cost arising during the year	—	—	4,716	(100)
Amounts recognized as net periodic benefit costs	2,854	6,533	(440)	769
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	649	—	—	—
Exchange rate effects	—	—	2,729	(1,027)

Balance at end of year	$(147,153)	$(54,868)	$(18,948)	$(16,740)

Amounts recognized in accumulated other
comprehensive income (loss):
Net loss	$(146,784)	$(54,374)	$(21,879)	$(14,807)
Prior service (cost) credit	(369)	(494)	2,931	(1,933)

	$(147,153)	$(54,868)	$(18,948)	$(16,740)

Estimated amounts to be amortized in 2009:
Net loss	$(15,380)		$(1,035)
Prior service (cost) credit	(98)		333

	$(15,478)		$(702)

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

The Company establishes asset allocation ranges for each major category of plan assets. The risks inherent in the various asset categories are considered along with the benefit obligations, financial status and short-term liquidity needs of the fund. The target allocation for each major asset category and the actual weighted average asset allocations at the pension plan measurement dates were:

	U.S. Plans			Non-U.S. Plans
	Target			Target
	Allocation	2008	2007	Allocation	2008	2007

Debt Securities	30%	40%	31%	63%	65%	61%
Equity Securities	70	60	69	30	25	29
Other	—	—	—	7	10	10

Total	100%	100%	100%	100%	100%	100%

The Company’s U.S. pension plans held 424,651 shares of the Company’s common stock with a market value of $3.0 million at December 31, 2008, and $8.8 million at December 31, 2007, and received $0.2 million of dividends from the Company’s common stock in 2008, 2007, and 2006.

We expect to contribute approximately $10.1 million to our U.S. pension plans and $10.1 million to our non-U.S. pension plans in 2009.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

We estimate that future pension benefit payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)

2009	$20,167	$9,025
2010	20,422	9,298
2011	20,896	10,278
2012	21,489	10,441
2013	21,923	10,648
2014-2018	116,956	62,574

Postretirement Health Care and Life Insurance Benefit Plans

	2008	2007	2006
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$64	$512	$690
Interest cost	2,923	3,387	3,287
Amortization of prior service cost	(1,643)	(1,349)	(835)
Net amortization and deferral	—	—	—
Curtailment and settlement effects	—	(3,197)	(2,453)

Total net periodic benefit cost	$1,344	$(647)	$689

Weighted-average assumptions:
Discount rate	6.10%	5.90%	5.90%
Current trend rate for health care costs	9.40%	10.10%	9.30%
Ultimate trend rate for health care costs	5.20%	5.20%	5.20%
Year that ultimate trend rate is reached	2017	2017	2013

In 2007, we recorded a curtailment gain of $3.1 million related to closing our Niagara Falls, New York, manufacturing facility. In 2006, we limited eligibility for retiree medical and life insurance coverage for nonunion employees and recorded a curtailment gain of $2.5 million.

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components	$218	$(198)
Effect on postretirement benefit obligation	2,753	(2,519)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

	2008	2007
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$52,923	$60,475
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	(2,714)	—
Service cost	64	512
Interest cost	2,923	3,387
Effect of curtailment	(1,540)	(2,794)
Benefits paid	(4,159)	(3,548)
Actuarial (gain) loss	(333)	(5,109)

Benefit obligation at end of year	$47,164	$52,923

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	(819)	—
Employer contributions	4,978	3,548
Benefits paid	(4,159)	(3,548)

Fair value of plan assets at end of year	$—	$—

Reconciliation of accrued costs:
Funded status	$(47,164)	$(52,923)
Contributions between measurement date and end of year	—	819
Curtailment gain between measurement date and end of year	—	2,383

Net amount recognized	$(47,164)	$(49,721)

Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(4,956)	$(4,554)
Postretirement and pension liabilities	(42,208)	(45,167)

Net amount recognized	$(47,164)	$(49,721)

Weighted-average assumptions as of December 31:
Discount rate	6.45%	6.10%
Current trend rate for health care costs	8.70%	9.40%
Ultimate trend rate for health care costs	5.20%	5.20%
Year that ultimate trend rate is reached	2018	2017

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Activity and balances in accumulated other comprehensive income (loss) related to our postretirement health care and life insurance benefit plans are summarized below:

	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$9,463	$3,723
Net loss (gain) arising during the year	333	5,109
Prior service cost arising during the year	1,540	1,980
Amounts recognized as net periodic benefit costs	(1,643)	(1,349)
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	(80)	—

Balance at end of year	$9,613	$9,463

Amounts recognized in accumulated other comprehensive income (loss):
Net (loss) gain	$4,609	$3,945
Prior service cost	5,004	5,518

	$9,613	$9,463

Estimated amounts to be amortized in 2009:
Net (loss) gain	$—
Prior service cost	(1,748)

	$(1,748)

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before	After
	Medicare Subsidy	Medicare Subsidy
	(Dollars in thousands)

2009	$5,461	$4,956
2010	5,381	4,866
2011	5,258	4,738
2012	5,037	4,510
2013	4,835	4,312
2014-2018	21,201	18,816

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. The largest plan covers U.S. salaried and non-bargaining hourly employees. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. Generally, benefits under these plans vest gradually over a period of five years from date of employment. The expense applicable to these plans was $8.3 million, $8.5 million, and $7.8 million in 2008, 2007, and 2006, respectively.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

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

There were 249,017 shares of Series A Preferred Stock outstanding at December 31, 2008, and 293,766 shares outstanding at December 31, 2007. The number of shares redeemed was 44,749 in 2008 (72,649 in 2007 and 75,856 in 2006).

11.	Common Stock

Our common stock has a par value of $1 per share. At December 31, 2008 and 2007, there were 300,000,000 authorized and 52,323,053 shares issued. We did not purchase common stock on the open market in 2008, 2007, or 2006. The 2009 Amended Credit Facility limits our ability to purchase shares.

12.	Stock-based Compensation

In November 2006, our shareholders approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan’s purpose is to promote the Company’s and the shareholders’ long-term financial interests and growth by attracting, retaining and motivating high-quality executives and directors and aligning their interests with those of our shareholders. The Plan authorizes us to grant several different types of long-term incentives, including stock options, stock appreciation rights, restricted shares, performance shares, other common stock-based awards, and dividend equivalent rights. Unissued authorized shares or treasury stock may be issued under the Plan. Generally, Ferro has issued treasury stock to satisfy the common stock requirements of its long-term incentive plans. The Plan has an effective date of September 28, 2006, and reserves 3,000,000 common shares for future issuance.

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

Stock options, performance shares, deferred stock units, and restricted share awards are the only grant types currently outstanding. These are discussed separately below because of the significant differences between the grant types.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

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

We estimate stock option forfeitures based upon historical employee termination rates. The following table details the estimation method and the ranges of assumptions used for differing grants of stock options:

Assumption	Estimation Method	Range

Expected life, in years	Historical stock option exercise experience	6.25 to 8.20
Risk-free interest rate	Yield of U.S. Treasury Bonds with remaining life equal to expected life of the stock option	2.67% to 5.94%
Expected volatility	Historical daily price observations of the Company’s common stock over a period equal to the expected life of the stock option	28.07% to 37.30%
Expected dividend yield	Historical dividend rate at the date of grant	2.18% to 6.99%

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Stock Option Activity Information

A summary of the stock option activity for 2008 is as follows:

		Per Share	Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(Dollars in
				thousands)

Outstanding at December 31, 2007	4,239,408	$22.36
Granted	515,600	17.41
Exercised	(2,750)	21.06
Forfeited or expired	(566,898)	22.74

Outstanding at December 31, 2008	4,185,360	21.70	5.0	$—

Exercisable at December 31, 2008	3,151,356	22.44	3.9	—

Vested or expected to vest at December 31, 2008	4,058,670	21.71	5.0	—

The per share weighted-average grant-date fair value of stock options granted during the year was $4.25 in 2008, $6.24 in 2007, and $5.93 in 2006.

We calculated the aggregate intrinsic value in the table above by subtracting the total pretax difference between our common stock’s closing fair market value per share on the last trading day of the year and the stock option exercise price for each grant and that result by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options. At December 31, 2008, there were no in-the-money stock options. We do not record the aggregate intrinsic value for financial accounting purposes, and the value changes daily based on the changes in the fair market value of our common stock.

Information related to the stock options exercised follows:

	2008	2007	2006
	(Dollars in thousands)

Proceeds from the exercise of stock options	$58	$9,843	$4,169
Intrinsic value of stock options exercised	7	947	577
Income tax benefit related to stock options exercised	3	333	202

A summary of the status of the Company’s nonvested stock options as of December 31, 2008, and changes during 2008, is presented below:

		Per Share
		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2007	1,000,007	$6.01
Granted	515,600	4.25
Vested	(366,215)	5.99
Forfeited	(115,388)	5.36

Nonvested at December 31, 2008	1,034,004	5.21

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Stock-Based Compensation Expense Information

A summary of the amounts recorded and to be recorded related to stock-based compensation related to stock options follows:

	2008	2007	2006
	(Dollars in thousands)

Compensation expense recorded in selling, general and administrative expenses	$2,274	$2,363	$3,035
Deferred income tax benefits related to compensation expense	796	827	1,062
Total fair value of stock options vested	2,195	2,698	3,230
Unrecognized compensation cost related to stock options	3,656	4,057	5,035
Expected weighted-average recognition period for unrecognized compensation, in years	2.3	2.4	2.4

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

Performance Share Award Information

In the following table, we have identified the potential number of common shares that may be issued and the common stock price on the date of each grant. For the portion of the awards that are treated as liabilities, the awards were remeasured using the common stock closing market price of $7.05 at December 31, 2008.

			Per Share
		Potential Number	Weighted-Average	Potential Future
	Potential Number	of Shares at	Common	Stock-Based
	of Shares at	December 31,	Stock Price at	Compensation
Plan	Grant Date	2008	Grant Date	Expense
				(In thousands)

2006 – 2008	271,200	225,600	$18.03	$—
2007 – 2009	131,600	118,400	21.99	112
2008 – 2010	77,825	77,825	17.26	—

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
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Company’s performance goals are exceeded. Conversely, the actual compensation expense related to the grants may be lower than the amount in the table if the Company’s performance goals are not met.

At December 31, 2008, we estimated each plan’s average achievement percentage as follows:

Achievement
Plan	Percentage

2006 – 2008	53.1%
2007 – 2009	22.5%
2008 – 2010	00.0%

Stock-Based Compensation Expense Information

A summary of the amounts recorded and to be recorded related to stock-based compensation related to the performance share awards follows:

	2008	2007	2006
	(Dollars in thousands)

Compensation (credit) expense recorded in selling, general and administrative expenses	$(710)	$1,018	$1,224
Estimated future compensation cost	112	1,836	2,603

The expected recognition period for the estimated future compensation cost was 2.0 years for 2008, 2007 and 2006. As of December 31, 2008, the Company had accrued $0.2 million of compensation related to the performance share awards. During 2008, we recorded deferred income tax benefits related to compensation expense for performance share awards of $0.2 million.

Deferred Stock Units

General Information

Under the Plan, the Company may award deferred stock units (“DSUs”), expressed as shares of the Company’s common stock, to non-employee directors of the Company. For accounting purposes, the awards are treated as if they were stock compensation. The DSUs vest in one year from the date of the award and are forfeited in the event the recipient is no longer serving as a director, except in the case of retirement, death or disability. The directors also have the option to transfer the vested units into the Deferred Compensation Plan. The first DSUs were awarded in 2007.

Deferred Stock Unit Activity Information

		Per Share
		Weighted-
		Average
		Award-date
	Shares	Price

Outstanding at December 31, 2007	32,900	$22.07
Awarded	34,200	17.26
Exercised	(32,900)	22.07
Forfeited	—	—

Outstanding at December 31, 2008	34,200	17.26

The per share weighted-average award-date fair value of the DSUs awarded in 2008 was $16.69. Compensation expense recorded in selling, general and administrative expenses for DSUs was $0.6 million in 2008, and the

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

unrecognized compensation cost was $0.1 million at December 31, 2008. We also recorded deferred tax benefits related to compensation expense for DSUs of $0.2 million in 2008.

Directors’ Deferred Compensation

The Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The Company has applied the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in A Rabbi Trust and Invested.” The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of Company’s common stock is classified as paid-in capital. The rabbi trust held 180,497 shares ($3.8 million at cost) and 152,262 shares ($3.1 million at cost) at December 31, 2008 and 2007, respectively.

Restricted Share Awards

General Information:

Under the Plan, the Company may award restricted shares of Ferro common stock. The restricted shares vest in three years from the date of the award and are forfeited if the recipient’s employment terminates, except in the case of death or disability. During the vesting period, the recipient is not entitled to exercise rights pertaining to the restricted shares, including the right to vote such shares, and dividends on the restricted shares are deferred without interest. Following the vesting period, the recipient may not dispose of the shares for two years, without Ferro’s prior written consent. The first restricted shares were awarded in 2008.

Restricted Share Awards Activity Information:

		Per Share
		Weighted-
		Average
		Award-date Fair
	Shares	Value

Nonvested at December 31, 2007	—	$—
Awarded	99,600	17.51
Vested	—	—
Forfeited	(7,200)	17.22

Nonvested at December 31, 2008	92,400	17.53

At December 31, 2008, there was $1.2 million unrecognized compensation cost related to the restricted share awards. The cost is expected to be amortized over a weighted average period of 2.79 years. Compensation expense recorded in selling, general and administration expense for the restricted share awards was $0.4 million in fiscal 2008.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Stock-based Compensation Transactions in Shareholders’ Equity

The stock-based compensation transactions in shareholders’ equity consisted of the following:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)

2006:
Stock options	(232)	$4,080	$3,299
Performance shares, net	(95)	2,016	(1,952)
Preferred stock conversions	(185)	3,723	206

	(512)	$9,819	$1,553

2007:
Stock options	(497)	$8,399	$3,360
Performance shares, net	(25)	(215)	978
Deferred stock units	—	—	632
Directors’ deferred compensation	—	(3,127)	3,127
Preferred stock conversions	(183)	3,364	(210)

	(705)	$8,421	$7,887

2008:
Stock options	(3)	$50	$2,293
Performance shares, net	—	25	(83)
Deferred stock units	(33)	596	(48)
Directors’ deferred compensation	—	(664)	664
Preferred stock conversions	(185)	3,519	(1,872)
Restricted shares	(100)	1,805	(1,377)

	(321)	$5,331	$(423)

13.	Restructuring and Cost Reduction Programs

During 2008, we continued several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed.

Inorganic Specialties.  In July 2006, we announced our Inorganic Specialties Group European operations restructuring, in our Performance Coatings and Color and Glass Performance Materials segments that affected operations in Spain, Italy, Portugal, France, the Netherlands, and Germany. We expect these actions to significantly reduce cost in our manufacturing operations.

The initial phase of this European restructuring resulted in a workforce reduction of 130 employees in these two segments and we are evaluating further workforce reductions. A decision to proceed with actions related to any additional charges will be made after the Company has completed required consultations with employee representatives at the affected sites. Revised total anticipated charges through 2009 amount to $11.6 million. Charges

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

incurred through 2007 amounted to $9.0 million. Restructuring charges for the year ended December 31, 2008, include $1.5 million for employee severance costs, other costs of $0.8 million, and $0.3 million of accrual reversals.

In May 2007, we began another phase of our European restructuring by initiating discussions with representatives of workers in our Rotterdam, Netherlands, porcelain enamel manufacturing site within our Performance Coating segment. In September 2007, we reached an agreement with the Rotterdam Works Council. As a result, the Company discontinued porcelain enamel manufacturing at this facility in the third quarter of 2008 and consolidated production at other European facilities. This consolidation resulted in the reduction of 84 employees. Restructuring charges are expected to total $26.7 million. During 2007, we recorded $11.8 million in restructuring charges and an additional $0.5 million for inventory write downs included in cost of sales. During 2008, we recorded $9.1 million for employee severance costs, $3.8 million for future minimum lease obligations, and $1.4 million in other costs, partly offset by a pension curtailment credit of $0.1 million.

Additionally we undertook Inorganic Specialties Group worldwide restructuring plans in 2007 and 2008 for our Performance Coatings, and Color and Glass Performance Materials segments in North America, Latin America and Asia. These restructuring plans resulted in the reduction of 234 employees. Total estimated charges for these restructuring actions through 2008 are $7.3 million. During 2007, we recorded total charges of $1.4 million. During 2008, we recorded $4.9 million of severance, $0.4 million of impairment charges and $0.2 million in other costs.

Organic Specialties.  Our Organic Specialties Group has initiated several restructuring programs for its Specialty Plastics and Polymer Additives segments. In 2008, we announced restructuring programs in our Specialty Plastics segment operations in North America, the United Kingdom and the Netherlands. These 2008 initiatives resulted in the reduction of 95 employees. Total anticipated costs are $2.5 million. During 2008, we recorded $1.8 million in severance costs and $0.2 million in lease termination costs. Additionally, in 2007 and 2006, we incurred $2.0 million of severance costs related to prior restructuring efforts.

In 2008, we closed the Polymer Additives facility in Castanheira, Portugal, and announced further restructuring efforts in North America and Belgium for our Polymer Additives segment. These efforts resulted in the elimination of 16 employees with total restructuring costs of $1.6 million. In 2008, we recorded $0.6 million in severance costs, $0.5 million in contract termination costs, and $0.5 million in asset impairment costs.

Electronic Material Systems.  In November 2006, we announced a restructuring of the Electronic Materials segment due to excess capacity for the production of dielectric materials. We ceased production at our Niagara Falls, New York, manufacturing facility in December 2007 and transferred some of its production to facilities in Penn Yan, New York, and Uden, Netherlands.

During 2008, our Electronic Material Systems Group initiated a multi- functional restructuring plan in Uden, Netherlands. These actions impacted 8 employees. Total anticipated charges through 2009 amount to $0.7 million. During 2008, we recorded charges of $0.5 million related to employee terminations benefits and other costs of $0.1 million, including repairs, equipment relocation fees, and professional fees.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Impairment	Total
	(Dollars in thousands)

Balance, December 31, 2005	$2,232	$66	$—	$2,298
Restructuring charges	7,351	—	15,795	23,146
Cash payments	(2,853)	(27)	—	(2,880)
Non-cash items	—	—	(15,795)	(15,795)

Balance, December 31, 2006	6,730	39	—	6,769
Restructuring charges	11,013	2,580	3,259	16,852
Cash payments	(11,225)	(1,439)	—	(12,664)
Currency translation adjustment	166	17	—	183
Non-cash items	1,697	363	(3,259)	(1,199)

Balance, December 31, 2007	8,381	1,560	—	9,941
Restructuring charges	18,189	6,839	909	25,937
Cash payments	(24,852)	(2,466)	—	(27,318)
Currency translation adjustment	(289)	(582)	—	(871)
Non-cash items	(223)	(249)	(909)	(1,381)

Balance, December 31, 2008	$1,206	$5,102	$—	$6,308

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

We did not incur any restructuring charges for discontinued operations in 2008, 2007 or 2006.

14.	Leases

Rent expense for all operating leases was $21.1 million in 2008, $20.2 million in 2007, and $14.9 million in 2006. Amortization of assets recorded under capital leases is recorded as depreciation expense.

The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capitalized leases and included in property, plant and equipment at December 31st were as follows:

	2008	2007
	(Dollars in thousands)

Gross amounts capitalized:
Buildings	$3,100	$3,100
Equipment	13,857	13,911

	16,957	17,011
Accumulated amortization:
Buildings	(1,666)	(1,589)
Equipment	(10,821)	(8,954)

	(12,487)	(10,543)

Net assets under capitalized leases	$4,470	$6,468

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

At December 31, 2008, future minimum lease payments under all non-cancelable leases were as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)

2009	$1,392	$13,105
2010	1,360	8,817
2011	958	6,167
2012	958	4,518
2013	909	4,166
Thereafter	4,701	12,623

Total minimum lease payments	10,278	$49,396

Less amount representing executory costs	116

Net minimum lease payments	10,162
Less amount representing imputed interest	3,715

Present value of net minimum lease payments	6,447
Less current portion	810

Long-term obligations at December 31, 2008	$5,637

15.	Discontinued Operations

In the fourth quarter of 2008, we sold our Fine Chemicals business to Novolyte Technologies LP (“Novolyte”), an affiliate of Arsenal Capital Management LP. Fine Chemicals was a reportable segment, previously included in the Other Businesses segment. The sale generated gross proceeds of $60.0 million, subject to a post-closing working capital adjustment, a pretax gain of $16.7 million, and an after tax gain of $9.1 million. The gain (loss) on disposal of discontinued operations also includes residual legal and environmental costs directly related to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses, which were sold in 2002 and 2003.

The gain (loss) on disposal of discontinued operations resulted in the following pre-tax losses and related income tax benefits:

	2008	2007	2006
	(Dollars in thousands)

Gain (loss) on disposal of discontinued operations before income tax expense (benefit)	$16,614	$(369)	$(738)
Income tax expense (benefit)	7,580	(144)	(266)

Gain (loss) on disposal of discontinued operations, net of income tax expense (benefit)	$9,034	$(225)	$(472)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

The following operations of the Fine Chemicals business, which had previously been presented as a separate reporting segment, have been segregated from continuing operations and are included in discontinued operations in the Company’s consolidated statements of operations. Interest expense has been allocated to discontinued operations based on the ratio of the net assets of discontinued operations to consolidated net assets before debt.

	2008	2007	2006
	(Dollars in thousands)

Net sales	$60,980	$56,881	$53,919
Cost of sales	47,464	42,677	40,799

Gross profit	13,516	14,204	13,120
Selling, general and administrative expenses	4,303	4,187	2,769
Other expense (income):
Interest expense	1,526	1,853	1,713
Foreign currency losses, net	19	—	—
Miscellaneous expense (income), net	76	(36)	—

Income from discontinued operations before income taxes	7,592	8,200	8,638
Income tax expense	2,578	2,888	2,968

Income from discontinued operations, net of income taxes	$5,014	$5,312	$5,670

The following is a summary of the assets and liabilities of the Fine Chemicals business at December 31, 2007, and are presented separately on the consolidated balance sheets:

(Dollars in
thousands)

Accounts receivable, net	$3,330
Inventories	6,780
Deferred income taxes	991
Other receivables	81
Other current assets	21

Current assets of discontinued operations	$11,203

Property, plant and equipment, net	$24,360
Goodwill	372

Other assets of discontinued operations	$24,732

Accounts payable	$4,268
Accrued payrolls	310
Accrued expenses and other current liabilities	878

Current liabilities of discontinued operations	$5,456

Deferred income taxes	$991

Other liabilities of discontinued operations	$991

We have continuing environmental remediation obligations that are related to these divestitures, and we have accrued $3.0 million as of December 31, 2008, and $3.3 million as of December 31, 2007, for these matters. The estimated amounts we have accrued are based on our assessment of the nature and extent of the soil and/or

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

groundwater contamination and the remedial actions we expect to perform. In some cases, we have agreed to the required remedial actions with the relevant governmental authorities, and we have based our estimates of the costs to remediate upon those actions. Where alternative technologies exist to remediate a contaminated site, we have determined our estimates of the costs to remediate based on the technologies that we are most likely to use.

16.	(Loss) earnings per Share from Continuing Operations

Details of the calculations of basic and diluted (loss) earnings per share follow:

	2008	2007	2006
	(In thousands,
	except per share amounts)

Basic (loss) earnings per share computation:
Net (loss) income available to common shareholders	$(40,575)	$(95,514)	$19,368
Less: Income from discontinued operations	(14,048)	(5,087)	(5,198)

	$(54,623)	$(100,601)	$14,170

Weighted-average common shares outstanding	43,261	42,926	42,394
Basic (loss) earnings per share from continuing operations	$(1.26)	$(2.34)	$0.33
Diluted (loss) earnings per share computation:
Net (loss) income available to common shareholders	$(40,575)	$(95,514)	$19,368
Less: Income from discontinued operations	(14,048)	(5,087)	(5,198)
Plus: Convertible preferred stock	—	—	—

	$(54,623)	$(100,601)	$14,170

Weighted-average common shares outstanding	43,261	42,926	42,394
Assumed exercise of stock options	—	—	—
Assumed satisfaction of performance share conditions	—	—	28
Assumed satisfaction of deferred stock unit conditions	—	—	—
Assumed conversion of convertible notes	—	—	—
Assumed conversion of convertible preferred stock	—	—	—

Weighted-average diluted shares outstanding	43,261	42,926	42,422

Diluted (loss) earnings per share from continuing operations	$(1.26)	$(2.34)	$0.33

Diluted (loss) earnings per share reflects the potential dilution that could occur if stock options, preferred stock or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes that the hypothetical proceeds from exercise or conversion are used by the Company to purchase common stock at the average market price during the period. The incremental shares (the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted (loss) earnings per share calculation. Options to purchase 4.3 million, 4.5 million, and 5.1 million shares of common stock, performance shares of 0.6 million, 0.5 million, and 0.3 million, and preferred stock convertible into 0.7 million, 0.8 million, and 1.0 million shares of common stock for 2008, 2007 and 2006, respectively, and an immaterial number of deferred stock units were antidilutive or unearned and therefore excluded from the computation of diluted earnings per share.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

17.	Reporting for Segments

The Company has six reportable segments:  Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics, and Pharmaceuticals. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics.

In past years, our Other Businesses segment reported the combined results of operations from Ferro’s Pharmaceuticals and Fine Chemicals businesses. The Fine Chemicals business was sold during the fourth quarter of 2008, and the financial results from this business are now included in discontinued operations.

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

We have presented net sales to external customers by segment in the table below. Sales between segments were not material:

	2008	2007	2006
	(Dollars in thousands)

Performance Coatings	$627,918	$609,285	$538,385
Electronic Materials	558,313	469,885	444,463
Color and Glass Performance Materials	456,644	445,709	387,540
Polymer Additives	349,902	334,492	313,500
Specialty Plastics	225,856	261,956	271,307
Pharmaceuticals	26,519	26,577	32,411

Total net sales	$2,245,152	$2,147,904	$1,987,606

Below are each segment’s income and reconciliations to (loss) income before taxes from continuing operations:

	2008	2007	2006
	(Dollars in thousands)

Performance Coatings	$36,935	$37,965	$42,718
Electronic Materials	52,868	32,785	35,136
Color and Glass Performance Materials	39,112	48,222	43,512
Polymer Additives	6,086	10,755	10,947
Specialty Plastics	5,385	15,116	14,629
Pharmaceuticals	3,524	1,947	(1,219)

Total segment income	143,910	146,790	145,723
Unallocated corporate expenses	37,362	59,209	45,640
Impairment charges	80,205	128,737	—
Restructuring charges	25,937	16,852	23,146
Other expense, net	56,943	59,510	59,134

(Loss) income before income taxes from continuing operations	$(56,537)	$(117,518)	$17,803

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

We do not allocate restructuring charges to individual segment income. Restructuring charges related to the following segments:

	2008	2007	2006
	(Dollars in thousands)

Performance Coatings	$17,806	$13,469	$914
Electronic Materials	602	(929)	16,488
Color and Glass Performance Materials	3,877	4,105	4,127
Polymer Additives	1,617	—	—
Specialty Plastics	2,035	207	1,617
Pharmaceuticals	—	—	—

Total restructuring charges	$25,937	$16,852	$23,146

The following table details depreciation and amortization expense by segment:

	2008	2007	2006
	(Dollars in thousands)

Performance Coatings	$17,736	$17,854	$14,543
Electronic Materials	17,294	18,444	18,565
Color and Glass Performance Materials	8,101	11,228	9,581
Polymer Additives	10,753	11,033	10,765
Specialty Plastics	3,314	3,705	3,841
Pharmaceuticals	1,693	2,684	2,569

Total segment depreciation and amortization	58,891	64,948	59,864
Unallocated depreciation and amortization	14,559	19,100	16,620

Total depreciation and amortization	$73,450	$84,048	$76,484

Segment assets primarily consist of trade accounts receivable; inventories; property, plant and equipment; and intangible assets. Unallocated assets primarily include cash and cash equivalents, deferred taxes and assets related to uncertain tax positions. Total assets at December 31st by segment are detailed below:

	2008	2007
	(Dollars in thousands)

Performance Coatings	$379,054	$444,226
Electronic Materials	330,013	361,637
Color and Glass Performance Materials	260,927	288,951
Polymer Additives	139,572	154,154
Specialty Plastics	62,952	94,826
Pharmaceuticals	41,243	36,063

Total segment assets	1,213,761	1,379,857
Assets of discontinued operations	—	35,935
Unallocated assets	330,739	222,468

Total assets	$1,544,500	$1,638,260

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

Each segment’s goodwill at December 31st is detailed below:

	2008	2007
	(Dollars in thousands)

Performance Coatings	$590	$45,269
Electronic Materials	151,901	152,081
Color and Glass Performance Materials	68,949	68,078
Polymer Additives	—	—
Specialty Plastics	—	17,045
Pharmaceuticals	8,225	8,225

Total goodwill	$229,665	$290,698

We have detailed each segment’s expenditures for long-lived assets, including acquisitions, in the table below:

	2008	2007	2006
	(Dollars in thousands)

Performance Coatings	$29,294	$17,900	$17,646
Electronic Materials	18,892	13,866	7,256
Color and Glass Performance Materials	7,715	10,591	6,378
Polymer Additives	8,379	7,925	7,084
Specialty Plastics	1,989	1,300	2,271
Pharmaceuticals	3,645	4,173	3,486

Total segment expenditures for long-lived assets	69,914	55,755	44,121
Expenditures for long-lived assets of discontinued operations	2,317	4,852	4,604
Unallocated corporate expenditures for long-lived assets	4,237	7,027	1,890

Total expenditures for long-lived assets	$76,468	$67,634	$50,615

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. and Spain represents greater than 10% of our net sales. We have detailed net sales by geographic region in the table below:

	2008	2007	2006
	(Dollars in thousands)

United States	$973,717	$900,146	$908,497
Spain	362,370	339,516	198,470
Other international	909,065	908,242	880,639

Total sales	$2,245,152	$2,147,904	$1,987,606

None of our operations in countries other than the U.S. owns greater than 10% of consolidated long-lived assets. We have detailed long-lived assets that consist of property, plant and equipment, goodwill, and amortizable intangible assets by geographic region at December 31st in the table below:

	2008	2007	2006
	(Dollars in thousands)

United States	$402,192	$425,824	$558,577
International	295,775	369,544	350,863

Total long-lived assets	$697,967	$795,368	$909,440

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

18.	Related Party Transactions

We had the following transactions with our unconsolidated affiliates:

	2008	2007	2006
	(Dollars in thousands)

Sales	$10,157	$9,727	$7,659
Purchases	5,495	5,573	5,229
Dividends and interest received	159	702	1,590
Commissions and royalties received	194	132	136
Commissions and royalties paid	230	227	130

A Ferro Director, Mr. Bulkin, and a former Ferro Director, Mr. Weisser, serve on the board of Bunge Limited. We made purchases from Bunge Limited of $25.1 million in 2008, $14.2 million in 2007, and $12.5 million in 2006. Accounts payable related to these purchases were $0.5 million at December 31, 2008, and $3.2 million at December 31, 2007. At December 31, 2008, we were committed to purchases of $0.2 million in 2008 from Bunge Limited.

19.	Summarized Financial Information of Unconsolidated Affiliates Accounted For Under the Equity Method

We participate in several joint ventures that are located in Spain, Italy, South Korea and Thailand through investments in the common stock of affiliated companies. As of December 31, 2008, our percentage of ownership interest in these affiliates ranges from 36% to 50%. Because we exert significant influence over the affiliates, but we do not control them, our investments have been accounted for under the equity method and their results and financial position are not consolidated.

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

Investment income from these equity method investments, which is reported in miscellaneous expense (income), net was $1.2 million in 2008, $2.5 million in 2007, and $2.4 million in 2006. The combined balance of our equity method investments was $16.0 million at December 31, 2008, and $15.4 million at December 31, 2007.

The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliate’s shareholders’ equity based upon our ownership percentage. Below we have summarized condensed income statement and balance sheet information for the combined equity method investees:

	2008	2007	2006
	(Dollars in thousands)

Net sales	$73,048	$67,894	$72,976
Gross profit	20,337	18,475	18,808
Income from continuing operations	4,065	8,284	7,841
Net income	2,755	5,667	5,479

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006 — (Continued)

	2008	2007
	(Dollars in thousands)

Current assets	$42,466	$50,677
Non-current assets	24,914	25,371
Current liabilities	23,552	28,046
Non-current liabilities	4,450	4,348

20.	Subsequent Events

On January 29, 2009, Ferro’s Board of Directors declared a quarterly dividend of $0.01 per share on the Company’s common stock.

On March 11, 2009, we entered into an amendment to our senior credit facility. For further information on this amendment, see Note 5. This amendment includes terms which effectively prohibit us from paying dividends on our common stock.

21.	Quarterly Data (Unaudited)

				Per Common Share
			Net	Basic	Diluted
Quarter	Net Sales	Gross Profit	Income (Loss)	Earnings (Loss)	Earnings (Loss)
	(Dollars in thousands, except per share data)

2007
1	$515,057	$102,349	$6,079	$0.14	$0.14
2	538,478	102,936	4,540	0.10	0.10
3	537,244	97,564	5,585	0.12	0.12
4	557,125	99,610	(110,683)	(2.58)	(2.58)

Total	$2,147,904	$402,459	$(94,479)	$(2.23)	$(2.23)

2008
1	$590,838	$109,265	$9,140	$0.21	$0.21
2	631,976	118,974	9,365	0.21	0.21
3	590,150	110,343	4,831	0.11	0.11
4	432,188	65,085	(63,034)	(1.46)	(1.46)

Total	$2,245,152	$403,667	$(39,698)	$(0.94)	$(0.94)

Quarterly earnings per share amounts do not always add to the full year amounts due to the averaging of shares.

We sold our Fine Chemicals segment in the fourth quarter of 2008, and the financial results from this business are reported as discontinued operations for all periods presented.

Pre-tax restructuring charges in 2007 were $1.5 million in the first quarter, $0.3 million in the second quarter, $5.8 million in the third quarter and $9.3 million in the fourth quarter. The fourth quarter of 2007 also included pre-tax impairment charges of $128.7 million. Pre-tax restructuring charges in 2008 were $4.2 million in the first quarter, $9.0 million in the second quarter, $9.0 million in the third quarter and $3.7 million in the fourth quarter. The third quarter of 2008 also included a pre-tax loss on extinguishment of debt of $5.5 million. The fourth quarter of 2008 also included pre-tax impairment charges of $80.2 million and a pre-tax gain on disposal of discontinued operations of $16.7 million.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2008. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 11, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph concerning the adoption of new accounting standards in 2007 and 2006.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 11, 2009

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2008, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B —	Other Information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance-Board Committees-Audit Committee” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders and is incorporated here by reference.

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

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2008 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Stock Ownership by Director, Executive Officers and Employees” and “Stock Ownership by Other Major Shareholders” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2008, were as follows:

	Number of Shares to		Number of Shares
	Be Issued on	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Equity Compensation Plan	and Other Awards	and Other Awards	Compensation Plans(1)

Approved by Ferro Shareholders(2)	4,108,360 shares	$21.64	1,702,175 shares	(4)
Not Approved by Ferro Shareholders(3)	104,553 shares	$24.96	0 shares
Total	4,212,913 shares	$21.70	1,702,175 shares

(1)	Excludes shares listed in the second column.

(2)	Includes options issued under the Company’s Stock Option Plan and 2003 Long-Term Incentive Compensation Plan.

(3)	Includes options granted in excess of 100,000 shares to the Chief Executive Officer and phantom units issued under the Company’s Executive Employee Deferred Compensation Plan and Supplemental Executive Defined Contribution Plan.

(4)	Shares are only available under the 2006 Long-Term Incentive Plan and may be issued as stock options, stock appreciation rights, restricted shares, performance shares, and other common stock-based awards.

A description follows of the material features of each plan that was not approved by Ferro shareholders:

•	Stock Options. On February 11, 2002 and February 9, 2001, respectively, the Board granted Mr. Ortino, then our Chief Executive Officer, 155,000 and 122,000 options to purchase shares. Of this amount, options for 100,000 shares each year were granted under the 1985 Employee Stock Option Plan approved by shareholders and the remaining options were approved and granted by the Board from available treasury shares. The options granted in 2002 have an exercise price of $25.50 and the options granted in 2001 have an exercise price of $23.60. Both grants have a maximum term of ten years and vested evenly over four years from the grant date.

•	Executive Employee Deferred Compensation Plan. The Ferro Corporation Deferred Compensation Plan for Executive Employees allows participants to defer up to 75% of annual base salary and up to 100% of incentive cash bonus awards and cash performance share payouts. Participants may elect to have all or a portion of their deferred compensation accounts deemed to be invested in shares of Ferro Common Stock, and credited with hypothetical appreciation, depreciation, and dividends. When distributions are made from this Plan in respect of such shares, the distributions are made in actual shares of Ferro Common Stock.

•	Supplemental Executive Defined Contribution Plan. The Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees allows participants to be credited annually with matching and basic pension contributions that they would have received under the Company’s 401(k) plan except for the applicable IRS limitations on compensation and contributions. Contributions vest at 20% for each year of service, are deemed invested in Ferro Common Stock and earn dividends. Distributions are made in Ferro Common Stock or in cash.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 —	Principal Accountant Fees and Services

The information contained under the heading “Appointment of Independent Registered Public Accounts” of the Proxy Statement for Ferro Corporation’s 2009 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and its subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Balance Sheets at December 31, 2008 and 2007;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; and

•	Notes to Consolidated Financial Statements

(b)	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007, and 2006, contained on page 101 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)	The exhibits listed in the Exhibit Index beginning on page 102 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 11th day of March 2009.

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

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2008, 2007, and 2006

		Additions Charged
		(Reductions
	Balance at	Credited) to				Adjustment for	Balance
	Beginning	Costs and	Other			Differences in	at End of
	of Period	Expenses	Accounts		Deductions	Exchange Rates	Period
	(Dollars in thousands)

Allowance for Possible Losses on Collection of Accounts and Trade Notes Receivable:
Year ended December 31, 2008	$6,396	4,472	3,544	(1)	(2,436)	(308)	$11,668

Year ended December 31, 2007	$7,524	(345)	—		(1,430)	647	$6,396

Year ended December 31, 2006	$7,507	836	—		(1,468)	649	$7,524

Allowance for Possible Losses on Collection of Note Receivable from Ferro Finance Corporation:
Year ended December 31, 2008	$3,015	1,371	(3,544	)(1)	(842)	—	$—

Year ended December 31, 2007	$2,702	948	—		(635)	—	$3,015

Year ended December 31, 2006	$3,158	608	—		(1,064)	—	$2,702

Valuation Allowance on Net Deferred Tax Assets
Year ended December 31, 2008	$8,906	20,598	—		(8,053)	—	$21,451

Year ended December 31, 2007	$4,023	4,644	545		(469)	163	$8,906

Year ended December 31, 2006	$9,651	(5,800)	—		—	172	$4,023

(1)	When Ferro Finance Corporation (“FFC”) was consolidated in December 2008, the valuation allowance on Ferro’s note receivable from FFC was combined with the valuation allowance on accounts and trade notes receivable.

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
10	Material Contracts
10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated March 11, 2009, among Ferro Corporation; Credit Suisse, Cayman Islands Branch, as term loan administrative agent; National City Bank, as revolving loan administrative agent. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 11, 2009, which Exhibit is incorporated here by reference.)
10.2	Third Amendment to Amended and Restated Credit Agreement, dated June 12, 2008, among Ferro Corporation; Credit Suisse, Cayman Islands Branch, as term loan administrative agent; National City Bank, as revolving loan administrative agent. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 18, 2008, which Exhibit is incorporated here by reference.)
10.3	Second Amendment to Amended and Restated Credit Agreement, dated January 4, 2008, among Ferro Corporation; certain of Ferro’s subsidiaries; Credit Suisse, Cayman Islands Branch, as term loan administrative agent; and National City Bank, as revolving loan administrative agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 10, 2008, which Exhibit is incorporated here by reference.)
10.4	First Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated December 17, 2007, among Ferro Corporation; certain of Ferro’s subsidiaries; Credit Suisse, Cayman Islands Branch, as Term Loan Administrative Agent; and National City Bank, as revolving loan administrative agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 10, 2008, which Exhibit is incorporated here by reference.)

10.5	Amended and Restated Credit Agreement, dated June 8, 2007, among Ferro; certain of Ferro’s subsidiaries; Credit Suisse, as term loan administrative agent; National City Bank, as revolving loan administrative agent and collateral agent; KeyBank National Association, as documentation agent; Citigroup Global Markets, Inc., as syndication agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)
10.6	Pledge and Security Agreement, dated as of June 6, 2006, made by Ferro Corporation and each U.S. Subsidiary, as Grantors, in favor of National City Bank, as Collateral Agent. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 12, 2006, which Exhibit is incorporated here by reference.)
10.7	Purchase Agreement, dated as of April 1, 2008, among Ferro Color & Glass Corporation, Ferro Pfanstiehl Laboratories, Inc. and Ferro Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)
10.8	Amendment No. 1 to Amended and Restated Purchase and Contribution Agreement dated October 31, 2008 by and among Ferro Finance Corporation, Ferro Corporation and Citicorp North America, Inc. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed December 16, 2008, which Exhibit is incorporated here by reference.)
10.9	Amended and Restated Purchase and Contribution Agreement, dated as of April 1, 2008, between Ferro Corporation and Ferro Finance Corporation. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)
10.10	Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement, dated December 15, 2008, among Ferro Corporation, Ferro Color & Glass Corporation, Ferro Pfanstiehl Laboratories, Inc., Ferro Finance Corporation, CAFCO, LLC, Citicorp North America, Inc., and Citibank, N.A. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed December 16, 2008, which Exhibit is incorporated here by reference.)
10.11	Amendment No. 3 to Second Amended and restated Receivables Purchase Agreement, dated October 31, 2008, by and among Ferro Corporation, Ferro Finance Corporation, CAFCO, LLC, and Citicorp North America, Inc. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed December 16, 2008, which Exhibit is incorporated here by reference.)
10.12	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, dated as of June 10, 2008, among Ferro Finance Corporation, as Seller; CAFCO, LLC, as the Investor; Citibank, N.A., as a Bank; Citicorp North America, Inc., as the Agent; Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., each as an Originator; and Ferro Corporation, as Originator and Collection Agent. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 16, 2008, which Exhibit is incorporated here by reference.)
10.13	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2008, among Ferro Finance Corporation, as Seller; CAFCO, LLC, as the Investor; Citibank, N.A., as a Bank; Citicorp North America, Inc., as the Agent; Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., each as an Originator; and Ferro Corporation, as Originator and Collection Agent. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 16, 2008, which Exhibit is incorporated here by reference.)
10.14	Second Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2008, among Ferro Finance Corporation, as Seller, and CAFCO, LLC, as the Investor, and Citibank, N.A., as a Bank, Citicorp North America, Inc., as the Agent, Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc., each as an Originator, and Ferro Corporation, as Originator and Collection Agent and Originator. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed April 7, 2008, which Exhibit is incorporated here by reference.)
10.15	Ferro Corporation Employee Stock Option Plan. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)*
10.16	Ferro Corporation 2003 Long-Term Incentive Compensation Plan.*
10.17	Form of Terms of Incentive Stock Option Award Grants under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan.*

10.18	Form of Terms of Performance Share Awards under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan.*
10.19	Ferro Corporation 2006 Long-Term Incentive Plan (Reference is made to Exhibit 10.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)*
10.20	Form of Terms of Incentive Stock Option Award Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan.*
10.21	Form of Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan.*
10.22	Form of Terms of Performance Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan.*
10.23	Form of Terms of Restricted Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan.*
10.24	Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan.*
10.25	Ferro Corporation Deferred Compensation Plan for Executive Employees. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.26	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.27	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement. (Reference is made to Exhibit 10.11.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)*
10.28	Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.29	Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.30	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Mr. Kirsch and Ferro Corporation. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*
10.31	Form of Indemnification Agreement. (James F. Kirsch is the only officer that is party to an indemnification agreement with Ferro Corporation.)*
10.32	Change in Control Agreement, dated as of January 1, 2009, between Mr. Kirsch and Ferro Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*
10.33	Form of Change in Control Agreement, dated as of January 1, 2009. (Sallie B. Bailey, Mark H. Duesenberg, Ann E. Killian, James F. Kirsch, Michael J. Murry, Barry D. Russell and Peter T. Thomas have entered into this form of change in control agreement.) (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*
10.34	Employment Transition Agreement between Ferro Corporation and Thomas M. Gannon. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 26, 2006, which Exhibit is incorporated here by reference.)*
10.35	First Amendment to Asset Purchase Agreement, dated October 31, 2008, between Ferro Corporation and Novolyte Technologies LP. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed November 4, 2008, which Exhibit is incorporated here by reference.)
10.36	Asset Purchase Agreement, dated as of September 29, 2008, between Ferro Corporation and Novolyte Technologies LP. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 3, 2008, which Exhibit is incorporated here by reference.)

10.37	Suzhou Equity Transfer Agreement, dated October 31, 2008, among Novolyte Technologies Limited, Novolyte Technologies LP and Ferro Corporation. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed November 4, 2008, which Exhibit is incorporated here by reference.)
10.38	Purchase Agreement, dated March 21, 2008, between Ferro (Holland) B.V. and Brix Houwelingen Projecten XVIII B.V. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 26, 2008, which Exhibit is incorporated here by reference.)
12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.