Form 10-Q
period 2009-03-31
FERRO CORP
filed 2009-05-06
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
216-641-8580
(Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At April 30, 2009, there were 44,921,957 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands,
	except per share amounts)
Net sales	$357,809	$590,838
Cost of sales	302,563	481,573

Gross profit	55,246	109,265
Selling, general and administrative expenses	68,128	77,576
Restructuring charges	1,398	4,207
Other expense (income):
Interest expense	11,174	13,555
Interest earned	(268)	(129)
Foreign currency losses (gains), net	1,829	(1,541)
Miscellaneous expense, net	533	1,440

(Loss) income before taxes	(27,548)	14,157
Income tax (benefit) expense	(7,819)	6,226

(Loss) income from continuing operations	(19,729)	7,931
Income from discontinued operations, net of income taxes	—	1,644
Loss on disposal of discontinued operations, net of income taxes	(242)	(25)

Net (loss) income	(19,971)	9,550
Less: Net income attributable to noncontrolling interest	364	410

Net (loss) income attributable to Ferro Corporation	(20,335)	9,140
Dividends on preferred stock	(171)	(227)

Net (loss) income available to Ferro Corporation common shareholders	$(20,506)	$8,913

Amounts attributable to Ferro Corporation:
(Loss) income from continuing operations, net of tax	$(20,093)	$7,521
(Loss) income from discontinued operations, net of tax	(242)	1,619

	$(20,335)	$9,140

Per common share data
Basic and diluted (loss) earnings attributable to Ferro Corporation common shareholders:
From continuing operations	$(0.46)	$0.17
From discontinued operations	0.00	0.04

	$(0.46)	$0.21

Cash dividends declared	$0.01	$0.145
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$15,071	$10,191
Accounts and trade notes receivable, net	271,223	296,423
Inventories	202,989	256,411
Deposits for precious metals	65,472	—
Deferred income taxes	17,710	19,167
Other receivables	47,130	58,391
Other current assets	8,869	8,306

Total current assets	628,464	648,889
Other assets
Property, plant and equipment, net	440,296	456,549
Goodwill	229,245	229,665
Amortizable intangible assets, net	11,446	11,753
Deferred income taxes	137,057	134,361
Other non-current assets	64,907	62,900

Total assets	$1,511,415	$1,544,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$9,806	$8,883
Accounts payable	165,161	232,113
Income taxes	12,270	14,361
Accrued payrolls	19,444	18,695
Accrued expenses and other current liabilities	62,404	83,012

Total current liabilities	269,085	357,064
Other liabilities
Long-term debt, less current portion	654,817	561,613
Postretirement and pension liabilities	219,133	221,110
Deferred income taxes	13,351	13,011
Other non-current liabilities	32,701	34,047

Total liabilities	1,189,087	1,186,845
Series A convertible preferred stock (approximates redemption value)	9,776	11,548
Shareholders’ equity
Ferro Corporation shareholders’ equity:
Common stock	52,323	52,323
Paid-in capital	155,428	178,420
Retained earnings	380,243	401,186
Accumulated other comprehensive loss	(113,477)	(98,436)
Common shares in treasury, at cost	(172,108)	(197,524)

Total Ferro Corporation shareholders’ equity	302,409	335,969
Noncontrolling interest	10,143	9,755

Total equity	312,552	345,724

Total liabilities and shareholders’ equity	$1,511,415	$1,544,117

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

	Ferro Corporation Shareholders
						Accumulated
						Other
	Common Shares					Comprehensive	Non-
	in Treasury		Common	Paid-in	Retained	Income	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interest	Equity
	(In thousands, except per share data)
Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(20,335)		364	(19,971)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(17,668)	4	(17,664)
Postretirement benefit liability adjustments						1,797	20	1,817
Raw material commodity swap adjustments						424		424
Interest rate swap adjustments						406		406

Total comprehensive loss								(34,988)
Cash dividends:
Common					(437)			(437)
Preferred					(171)			(171)
Income tax expense				1				1
Stock-based compensation transactions	(1,197)	25,416	—	(22,993)	—	—	—	2,423

Balances at March 31, 2009	7,235	$(172,108)	$52,323	$155,428	$380,243	$(113,477)	$10,143	$312,552

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(19,971)	$9,550
Depreciation and amortization	18,609	18,213
Precious metals deposits	(65,472)	—
Accounts and trade notes receivable	16,677	(8,532)
Inventories	46,596	(34,804)
Accounts payable	(67,001)	27,815
Other changes in current assets and liabilities, net	(9,470)	(68)
Other adjustments, net	2,738	(1,375)

Net cash (used for) provided by continuing operations	(77,294)	10,799
Net cash (used for) provided by discontinued operations	(245)	139

Net cash (used for) provided by operating activities	(77,539)	10,938
Cash flows from investing activities
Capital expenditures for property, plant and equipment of continuing operations	(2,621)	(14,426)
Capital expenditures for property, plant and equipment of discontinued operations	—	(836)
Proceeds from sale of assets and businesses	45	148

Net cash used for investing activities	(2,576)	(15,114)
Cash flows from financing activities
Net borrowings under short-term facilities	964	3,688
Proceeds from revolving credit facility	280,249	180,276
Principal payments on revolving credit facility	(186,654)	(171,878)
Principal payments on term loan facility	(762)	(762)
Debt issue costs	(8,105)	—
Cash dividends paid	(608)	(6,519)
Other financing activities	117	(1,802)

Net cash provided by financing activities	85,201	3,003
Effect of exchange rate changes on cash and cash equivalents	(206)	543

Increase (decrease) in cash and cash equivalents	4,880	(630)
Cash and cash equivalents at beginning of period	10,191	12,025

Cash and cash equivalents at end of period	$15,071	$11,395

Cash paid during the period for:
Interest	$13,555	$16,836
Income taxes	$3,895	$4,178
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three months ended March 31, 2009, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Standards Adopted in the Three Months Ended March 31, 2009
On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies. These statements require more acquired assets and assumed liabilities to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition-related costs in preacquisition periods to be expensed. We will apply these standards to any business combination beginning in 2009 and therefore, adoption of these standards did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF No. 08-7”). This pronouncement requires us to prospectively account for an acquired defensive asset as a separate unit of accounting and assign it a useful life based on the period during which the asset would diminish in value. With our adoption of FAS No. 141(R) also on January 1, 2009, we will assign an acquired defensive asset a fair value based on what a willing market participant would pay for such an asset and amortize it over the time period that a market participant would derive cash flows from the asset. Impairment testing will be performed on defensive assets with finite lives under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and those with infinite lives under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). We will apply this standard to any business combination or any acquisition of a defensive asset beginning in 2009 and therefore, the adoption of EITF No. 08-7 did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). This pronouncement prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142. We amended our policies to establish the useful life of intangible assets considering the period of expected cash flows to be received from the intangible asset based on the expected use of the asset and our historical experience in renewing or extending similar arrangements. In the absence of that experience, we consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset by market participants. Annually, we will disclose our accounting policy for costs incurred to extend or renew recognized intangible assets and the weighted-average period prior to the next renewal or extension by major intangible class. Adoption of FSP No. FAS 142-3 did not have a material effect on our consolidated financial statements.
On January 1, 2009, we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”). Under this statement, noncontrolling interests (e.g., minority interests) in subsidiaries are measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to noncontrolling interests is included in consolidated net income. FAS No. 160 requires entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, we classified minority interests in consolidated subsidiaries of $10.1 million at March 31, 2009, and $9.8 million at December 31, 2008, in equity, and included net income attributable to minority interests of $0.4 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively, in consolidated net income.

On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about our derivative and hedging activities did not have a material impact on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is to be applied retrospectively. As a result, the carrying value of the liability component of the 6.50% Convertible Senior Notes was reduced by $18.2 million and $19.0 million at March 31, 2009, and December 31, 2008, respectively. Related deferred tax liabilities were increased by $7.0 million and $7.0 million, paid-in capital was increased by $12.4 million and $12.4 million and retained earnings was decreased by $1.2 million and $0.7 million at March 31, 2009, and December 31, 2008, respectively. Loss from continuing operations was increased by $0.5 million, net loss was increased by $0.5 million and basic and diluted loss per share was increased by $0.01 for the three months ended March 31, 2009.
On January 1, 2009, we adopted EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF No. 07-5”), which supersedes EITF No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock.’ FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS No. 133”) specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying FAS No. 133. EITF No. 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. Adoption of EITF No. 07-5 did not change the conclusions we reached in the adoption of FSP No. APB 14-1and, therefore, did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, (“EITF No. 08-6”). This pronouncement changes the way we account for equity method investments. Among other things, it requires us to determine the initial carrying value of an equity method investment by applying the cost accumulation model and to account for share issuances by the investee as a proportionate sale of its investment. EITF No. 08-6 is to be applied prospectively, and its adoption did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets. This pronouncement requires for annual periods more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Other than for some additional disclosures in our Annual Report on Form 10-K, adoption of this FASB Staff Position will not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements, for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which had been delayed by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. Adoption of these provisions had no effect on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. Adoption of this FASB Staff Position did not have a material effect on our consolidated financial statements.

On January 1, 2009, we early adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP No. FAS 157-4”). This pronouncement provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP No. FAS 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. Adoption of this FASB Staff Position did not have a material effect on our consolidated financial statements.
On January 1, 2009, we early adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This pronouncement expands the fair value disclosures for financial instruments to interim periods for publicly traded entities. It also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods. Adoption of this FASB Staff Position did not have a material effect on our consolidated financial statements.
On January 1, 2009, we early adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This pronouncement modifies the existing other-than-temporary impairment model for investments in debt securities and amends disclosure provisions for investments in debt and equity securities. Adoption of this FASB Staff Position did not have an effect on our consolidated financial statements.
3. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Raw materials	$61,152	$82,837
Work in process	36,227	43,224
Finished goods	105,610	130,350

Total	$202,989	$256,411

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.3 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively, and were charged to cost of sales. We had on hand $112.8 million at March 31, 2009, and $104.2 million at December 31, 2008, of precious metals, measured at fair value based on market prices for identical assets, owned by participants in our precious metals program.
4. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $581.8 million at March 31, 2009, and $579.8 million at December 31, 2008.
5. Goodwill and Other Intangible Assets
We test goodwill for impairment annually using October 31st as our annual assessment date, primarily due to the timing of our annual budgeting process, or more frequently if we believe indicators of impairment exist. FASB Statement No. 142, Goodwill and Other Intangible Assets, requires an assessment consisting of two steps. In the first step, we test goodwill for impairment by comparing the fair value of each reporting unit that has goodwill against its carrying value, including the allocation of certain corporate assets and liabilities. If the carrying value of the reporting unit exceeds its fair value, we perform a second step to measure impairment. The step two analyses were not completed prior to the issuance of our December 31, 2008 financial statements. We recorded estimates in 2008, and no adjustment to these estimates was necessary upon completion of the step two analyses in 2009.

We estimate the fair values of all reporting units using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of a reporting unit’s fair value. The income approach uses projected cash flows attributable to the reporting unit over the useful life and discounted to its present value. The market approach estimates a price reasonably expected to be realized from the sale of similar businesses. Factors considered in both of these approaches included projections of our future operating results, anticipated future cash flows, comparable marketplace data adjusted for our industry grouping, and the cost of capital.
In 2009, the significant decrease in the market price of the Company’s common stock at the end of February 2009 signaled that there was an indicator of impairment. We compared the carrying value of all reporting units that have goodwill against their fair values and determined that all fair values exceeded the respective carrying values. We believe that the factors leading to the overall decline in market capitalization were primarily attributable to Ferro Corporation and unrelated to our reporting units.
6. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Loans payable to banks	$5,698	$4,754
Current portion of long-term debt	4,108	4,129

Total	$9,806	$8,883

Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes, net of unamortized discounts	$154,282	$153,451
Revolving credit facility	205,398	111,803
Term loan facility	291,736	292,498
Capitalized lease obligations	6,973	6,447
Other notes	536	1,543

	658,925	565,742
Less current portion	(4,108)	(4,129)

Total	$654,817	$561,613

6.50% Convertible Senior Notes
In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes due 2009. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity.

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
We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. For the three months ended March 31, 2009, contractual interest was $2.8 million and amortization of the liability discount was $0.8 million. At March 31, 2009, the remaining period over which the liability discount will be amortized was 4.4 years. The unamortized liability discount was $18.2 million at March 31, 2009, and $19.0 million at December 31, 2008. The carrying amount of the equity component was $12.4 million at March 31, 2009, and $12.4 million at December 31, 2008.
Revolving Credit and Term Loan Facilities
In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility, which replaced a former revolving credit facility that would have expired later that year. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “2007 Amended Credit Facility”) primarily to increase the size of the revolving credit facility, reduce interest rates, and increase operating flexibility. On March 11, 2009, we amended the 2007 Amended Credit Facility (the “2009 Amended Credit Facility”) primarily to provide additional operating flexibility and to change pricing to more accurately reflect current market interest rates. The amendment was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008. The primary effects of the 2009 Amended Credit Facility were to:
•	Increase the interest rates and commitment fees payable thereunder pursuant to a grid structure based on our leverage ratio,
•	Increase the maximum permitted quarterly leverage ratio and decrease the minimum permitted quarterly fixed charge coverage ratio,
•	Add a minimum cumulative EBITDA requirement for each quarter in 2009,
•	Restrict the Company’s ability to engage in acquisitions and make investments,
•	Limit the amount of cash and cash equivalent collateral the Company is permitted to deliver to participants in our precious metals program to secure our obligations arising under the precious metals consignment agreements,
•	Require additional financial reporting by the Company to the lenders,
•	Increase the amount of the annual excess cash flow required to be used to repay term loans,
•	Require application of the net proceeds of certain dispositions, but excluding the first $20 million of such net proceeds, to be applied to repay debt outstanding under the revolving credit facility and term loans and to permanently reduce availability under the revolving loan facility on a dollar for dollar basis, provided that we are not required to reduce the commitments under the revolving credit facility to below $150 million,
•	Eliminate our ability to request an increase of $50 million in the revolving credit facility,
•	Add provisions governing the obligations of the Company and the lenders if one or more lenders under the revolving credit facility fails to satisfy its funding obligations or otherwise becomes a defaulting lender, and
•	Restrict our ability to make payments with respect to our capital securities. The 2009 Amended Credit Facility effectively prohibits us from paying dividends on our preferred and common stock beginning in the second quarter of 2009.

The 2009 Amended Credit Facility currently includes a $300.0 million revolving credit facility, which matures in 2011. We had $87.7 million at March 31, 2009, and $180.0 million at December 31, 2008, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. At March 31, 2009, the 2009 Amended Credit Facility also included a term loan facility with an outstanding principal balance of $291.7 million, which matures in 2012. We make periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from April 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. We were not required to make an additional principal payment in April 2009.
The interest rates under the 2009 Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At March 31, 2009, the average interest rate for revolving credit borrowings was 6.5%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 9.3%. At December 31, 2008, the average interest rate was 2.6% for revolving credit borrowings and 6.5% for term loan borrowings.
Receivable Sales Programs
We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs were $0.3 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively, and are reported as interest expense.
We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We legally sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), which finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “conduits”). FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, we amended the program so that FFC is no longer a QSPE; FFC is included in our consolidated financial statements; and this program is no longer accounted for as an off balance sheet arrangement. Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $88.1 million at March 31, 2009, and $90.3 million at December 31, 2008, while there was no advance to FFC from the conduits against beneficial interests in those receivables at either date.
In June 2008, we amended the facility to reduce the program’s size from $100 million to $75 million. After reductions for non-qualifying receivables, we had $50.0 million at March 31, 2009, and $56.8 million at December 31, 2008, available under this program. The Company intends to replace the asset securitization program prior to its scheduled expiration in June 2009 and has entered into negotiations with other financing sources to do so, however there can be no assurance that the Company will be successful in establishing a replacement program.

Activity from this program for the three months ended March 31, 2008, when this program was accounted for as an off balance sheet arrangement, is detailed below:

(Dollars in thousands)
Trade accounts receivable sold to FFC	$261,605
Cash proceeds from FFC	263,107
Trade accounts receivable collected and remitted to FFC and the conduits	250,429
Servicing fees from FFC	82
In addition, we maintain several international programs to sell trade accounts receivable to financial institutions. The commitments supporting these programs can be withdrawn at any time and totaled $78.9 million at March 31, 2009, and $81.7 million at December 31, 2008. The amount of outstanding receivables sold under the international programs was $14.9 million at March 31, 2009, and $30.5 million at December 31, 2008. Ferro had received net proceeds under the international programs of $8.7 million at March 31, 2009, and $16.7 million at December 31, 2008, for outstanding receivables. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions. Servicing fees are not material.
Activity from these programs for the three months ended March 31 is detailed below:

	2009	2008
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$23,217	$65,543
Cash proceeds from financial institutions	30,138	64,126
Trade accounts receivable collected and remitted to financial institutions for programs where we provide collection and administrative services	10,572	23,424
7. Financial Instruments
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

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes	$154,282	$57,668	$153,451	$84,725
Revolving credit facility	205,398	182,119	111,803	88,757
Term loan facility	291,736	253,819	292,498	225,731
Other notes	536	339	1,543	975

The fair values of the Convertible Notes are based on a third party’s estimated bid price. The fair values of the revolving credit facility, the term loan facility, and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.
Derivative Instruments
All derivative instruments are recognized as either assets or liabilities at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into earnings when the hedged transaction affects earnings. For derivatives that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings.
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed rate. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps.
Raw material commodity swaps. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of the commodities for future purchases. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on market prices for comparable contracts. We had raw material commodity swap arrangements for 56 metric tons of base metals at March 31, 2009, and 330 metric tons at December 31, 2008.
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $176.0 million at March 31, 2009, and $156.8 million at December 31, 2008.
Precious metals forward contracts. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these agreements, with purchase commitments totaling $7.4 million at March 31, 2009, and $5.5 million at December 31, 2008, are designated as normal purchase contracts and are not considered to be derivatives. The remaining precious metal contracts are considered to be derivatives, but are not formally designated as hedges. The fair value of these precious metal derivatives is based on market prices for comparable contracts. We had forward contract derivatives for 96 troy ounces of precious metals at March 31, 2009, and 129 troy ounces at December 31, 2008.

The following table presents the fair value of derivative instruments on our consolidated balance sheets:

	March 31,	December 31,
	2009	2008	Balance Sheet Location
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	$(12,094)	$(12,724)	Other non-current liabilities
Raw material commodity swaps	(65)	(576)	Accrued expenses and other current liabilities

Total fair value	$(12,159)	$(13,300)

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$—	$1,621	Other receivables
Foreign currency forward contracts	469	230	Accrued expenses and other current liabilities
Precious metals forward contracts	16	8	Other receivables

Total fair value	$485	$1,859

Liability derivatives:
Foreign currency forward contracts	$—	$(1,140)	Other receivables
Foreign currency forward contracts	(2,389)	(807)	Accrued expenses and other current liabilities

Total fair value	$(2,389)	$(1,947)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

	March 31, 2009				December 31,
	Level 1	Level 2	Level 3	Total	2008
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$—	$—	$—	$—	$480
Precious metals forward contracts	—	16	—	16	8

Total fair value	$—	$16	$—	$16	$488

Liabilities
Interest rate swaps	$—	$(12,094)	$—	$(12,094)	$(12,724)
Foreign currency forward contracts	—	(1,920)	—	(1,920)	(576)
Raw material commodity swaps	—	(65)	—	(65)	(576)

Total fair value	$—	$(14,079)	$—	$(14,079)	$(13,876)

The following table presents the effect of derivative instruments on our consolidated financial performance for the three months ended March 31:

			Amount of Gain (Loss)		Location of
	Amount of Gain (Loss)		Reclassified from AOCI		Gain (Loss)
	Recognized in OCI		into Income		Reclassified from
	2009	2008	2009	2008	AOCI into Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(906)	$(4,317)	$(1,536)	$(275)	Interest expense
Raw material commodity swaps	(36)	204	(716)	(1,146)	Cost of sales

Total	$(942)	$(4,113)	$(2,252)	$(1,421)

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain (Loss)
	2009	2008	Recognized in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$567	$(1,140)	Foreign currency gains (losses)
Precious metals forward contracts	2	1,408	Cost of sales
Precious metals forward contracts	9	(765)	Miscellaneous income (expense), net

Total	$578	$(497)

8. Income Taxes
Income tax benefit for the three months ended March 31, 2009 was $7.8 million or 28.0% of pre-tax loss compared with $7.1 million or 43.6% of pre-tax income in the prior-year quarter ended March 2008. The primary reason for the decrease in the effective tax rate was a reduction to the benefit realized in certain foreign jurisdictions for current net operating losses that have been offset by a full valuation allowance.
The Company has recorded deferred tax assets of $21.1 million for foreign net operating loss carryforwards and $40.4 million in credit carryforwards. While some of these assets have an indefinite expiration date, others will expire in varying amounts between 2011 and 2028. Realization of these assets is dependent on generating sufficient future taxable income and tax liabilities to offset the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of these deferred tax assets will be utilized. The amount of these deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.
The Company conducts business globally, and, as a result, the U.S. parent company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2000.

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
The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $12.9 million at March 31, 2009, and $13.9 million at December 31, 2008. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
10. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$7	$50	$1,003	$1,501	$4	$16
Interest cost	5,236	5,177	2,484	2,939	719	731
Expected return on plan assets	(3,863)	(5,663)	(1,662)	(2,133)	—	—
Amortization of prior service cost	24	25	(97)	24	(437)	(411)
Net amortization and deferral	3,845	624	246	57	—	—

Net periodic benefit cost	$5,249	$213	$1,974	$2,388	$286	$336

The change in net periodic cost is due primarily to higher amortization of actuarial losses, which increased substantially last year from the decline in the valuation of plan investments in the global capital markets. In addition, our expected return on plan assets in 2009 is based on their lower valuation at December 31, 2008.

11. Stock-Based Compensation
The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the three months ended March 31:

	2009	2008
	(Dollars in thousands)
Stock options	$535	$486
Performance shares	35	45
Deferred stock units	134	127
Restricted shares	139	41

Total	$843	$699

The following table contains information regarding the stock-based compensation as of and for the three-month period ended March 31, 2009:

			Aggregate
		Weighted-	Grant Date	Remaining
	Number of	Average Fair	Fair Value of	Service or
	Shares or	Value per	Shares or	Performance
	Units Granted	Share or Unit	Units Granted	Period
			(Dollars in
			thousands)	(In years)
Stock options	676,700	$0.49	$335	4.0
Deferred stock units	34,200	1.33	45	0.9
Restricted shares	142,100	1.37	194	2.9
The stock-based compensation transaction in shareholders’ equity consisted of the following for the three months ended March 31, 2009:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	—	$—	$535
Performance shares, net	1	(15)	(141)
Deferred stock units	(34)	835	(701)
Directors’ deferred compensation	—	(629)	629
Preferred stock conversions	(1,029)	22,354	(20,583)
Restricted shares	(135)	2,871	(2,732)

Total	(1,197)	$25,416	$(22,993)

12. Restructuring and Cost Reduction Programs
During 2009, we continued several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

Total restructuring charges were $1.4 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively. The following restructuring programs had significant activities in the first quarter of 2009:
Restructuring Program in Rotterdam, Netherlands
In 2008, we discontinued porcelain enamel manufacturing and closed the manufacturing facility at Rotterdam, Netherlands and consolidated production at other European facilities. This consolidation resulted in the reduction of 84 employees. Charges incurred through 2008 amounted to $26.5 million. In the first quarter of 2009, we incurred additional charges of $0.4 million primarily for other costs after the shutdown.
Restructuring Program in Limoges, France
In January 2009, we initiated additional restructuring activities within our Inorganic Specialties operations in Europe. We plan to discontinue smelting, milling and other manufacturing operations in Limoges, France. These activities will be consolidated at other Company facilities in St. Dizier, France; Frankfurt, Germany; and Almazora, Spain. In addition, all sales, technical service, and research and development activities currently being done in Limoges will be transferred to St. Dizier and Frankfurt. The restructuring action is expected to be substantially completed at the end of 2010. When the restructuring is completed, the Limoges site will be closed.
As a result of these restructuring actions, we expect to eliminate approximately 125 employee positions. We expect to record pre-tax charges of approximately $29 million related to the actions over the next eight quarters, although the exact timing of the charges cannot be determined at this time. The expected charges include approximately $18 million in cash costs for employee termination, approximately $7 million in site cleanup and other costs, and non-cash asset write-offs of approximately $4 million.
As of March 31, 2009, the Limoges restructuring resulted in a workforce reduction of seven employees, and we incurred charges of $0.8 million, primarily for employee severance costs. In addition, we incurred $0.1 million in accelerated depreciation included in cost of sales. Additional severance costs associated with this restructuring effort have not been expensed because the specific termination benefits have not been determined.
Other Restructuring Programs
As of March 31, 2009, there had been no significant change in several other restructuring programs initiated in prior years. The total first quarter 2009 charges from these programs were $0.2 million, primarily for additional severance costs and other costs. In addition, we incurred $0.1 million in accelerated depreciation included in cost of sales.
We have summarized the activities and accrual balances related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other
	Benefits	Costs	Total
	(Dollars in thousands)
Balance, December 31, 2008	$1,206	$5,102	$6,308
Restructuring charges	925	473	1,398
Cash payments	(1,781)	(500)	(2,281)
Currency translation adjustment	(53)	(125)	(178)
Non-cash items	5	—	5

Balance, March 31, 2009	$302	$4,950	$5,252

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily within the next twelve months, except where legal or contractual restrictions prevent us from doing so.

13. Discontinued Operations
In the fourth quarter of 2008, we sold our Fine Chemicals business. The following operations of the Fine Chemicals business for the three months ended March 31, 2008, were removed from continuing operations and included in discontinued operations in the Company’s condensed consolidated statement of operations.

(Dollars in thousands)
Net sales	$16,418
Cost of sales	12,364

Gross profit	4,054
Selling, general and administrative expenses	1,081
Other expense (income):
Interest expense	474

Income from discontinued operations before income taxes	2,499
Income tax expense	855

Income from discontinued operations, net of income taxes	$1,644

Loss on disposal of discontinued operations consists of adjustments to the gross proceeds, net assets sold or transaction costs related to the sale of the Fine Chemicals business and residual legal and environmental costs directly related to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses, which were sold in 2002 and 2003.

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Loss on disposal of discontinued operations before income tax benefit	$393	$41
Income tax benefit	151	16

Loss on disposal of discontinued operations, net of income tax benefit	$242	$25

We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $3.0 million at March 31, 2009, and $3.0 million at December 31, 2008, for these matters.

14. Per Share Amounts from Continuing Operations
Details of the calculation of basic and diluted earnings (loss) per share are shown below:

	Three months ended
	March 31,
	2009	2008

Basic earnings per share computation:
Net (loss) income available to Ferro Corporation common shareholders	$(20,506)	$8,913
Adjustment for loss (income) from discontinued operations	242	(1,619)

	$(20,264)	$7,294

Weighted-average common shares outstanding	44,366	43,655

Basic (loss) earnings per share from continuing operations	$(0.46)	$0.17

Diluted earnings per share computation:
Net (loss) income available to Ferro Corporation common shareholders	$(20,506)	$8,913
Adjustment for loss (income) from discontinued operations	242	(1,619)
Plus: Convertible preferred stock	—	—

	$(20,264)	$7,294

Weighted-average common shares outstanding	44,366	43,655
Assumed exercise of stock options	—	—
Assumed satisfaction of deferred stock unit conditions	—	3
Assumed conversion of convertible notes	—	—
Assumed conversion of convertible preferred stock	—	—

Weighted-average diluted shares outstanding	44,366	43,658

Diluted (loss) earnings per share from continuing operations	$(0.46)	$0.17

15. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Net (loss) income	$(19,971)	$9,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,664)	21,506
Postretirement benefit liability adjustments	1,817	(376)
Raw material commodity swap adjustments	424	848
Interest rate swap adjustments	406	(2,603)

Comprehensive (loss) income	(34,988)	28,925
Less: Comprehensive income attributable to noncontrolling interests	388	386

Comprehensive (loss) income attributable to Ferro Copororation	$(35,376)	$28,539

16. Reporting for Segments
The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Pharmaceuticals. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, based on their similar economic and operating characteristics.
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2008. We measure segment income for internal reporting purposes as income from continuing operations before unallocated corporate expenses, impairment charges, restructuring charges, other expense (income) items, such as interest expense, and income tax expense. Unallocated corporate expenses primarily consist of corporate employment costs and professional services.
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Performance Coatings	$108,588	$160,792
Electronic Materials	82,489	140,993
Color and Glass Performance Materials	67,416	128,840
Polymer Additives	59,447	92,311
Specialty Plastics	34,859	61,793
Pharmaceuticals	5,010	6,109

Total net sales	$357,809	$590,838

Below are each segment’s income (loss) and reconciliations to income before taxes from continuing operations:

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Performance Coatings	$(599)	$9,480
Electronic Materials	2,417	8,749
Color and Glass Performance Materials	(2,455)	15,436
Polymer Additives	1,889	2,719
Specialty Plastics	1,462	1,487
Pharmaceuticals	113	1,222

Total segment income	2,827	39,093
Unallocated corporate expenses	15,709	7,404
Restructuring charges	1,398	4,207
Other expense, net	13,268	13,325

Income (loss) before income taxes from continuing operations	$(27,548)	$14,157

We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
United States	$170,054	$241,133
Spain	59,311	91,599
Other international	128,444	258,106

Total net sales	$357,809	$590,838

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Customer demand was weak in the 2009 first quarter as a result of the global economic decline that accelerated in the final months of 2008. Customers’ inventory reductions continued to negatively affect their demand for our products throughout the quarter and, as a result, our monthly sales remained relatively constant at the depressed level that was recorded in December 2008.
Net sales declined by 39% in the three months ended March 31, 2009, compared with the prior-year period. Sales declined in all segments and all regions, reflecting the global economic downturn. The primary driver of the sales decline was lower sales volume, including reduced sales volume of precious metals. Unfavorable changes in foreign currency exchange rates were responsible for approximately 3.5 percentage points of the sales decline. In aggregate, product mix and product prices had a slightly positive effect on sales compared with the first quarter of 2008.
Raw material costs declined, in aggregate, during the first quarter. Changes in product prices generally reflected the changes in raw material costs.
Selling, general and administrative (“SG&A”) expense declined as a result of actions to reduce staffing and lower discretionary spending that were taken in response to lower customer demand for our products. Partially offsetting the overall reduction in SG&A expense was an increase in pension expense.
Restructuring charges declined in the first quarter. We incurred charges for a number of ongoing restructuring initiatives, including the rationalization of our European manufacturing operations and other restructuring projects around the world, in order to lower manufacturing costs and adjust our manufacturing resources to the decline in customer demand.
Interest expense declined in the three months ended March 31, 2009, compared with the first three months of 2008 as a result of lower average interest rates on our borrowings. As a result of an amendment to our credit facility that was signed in March 2009, the interest rates on our term loans and borrowings under our revolving credit facility have increased, and interest expense is expected to increase in future periods.
We recorded a loss from continuing operations in the 2009 first quarter as a result of lower net sales and the corresponding decline in gross profit. Offsetting a portion of the decline in gross profit were lower SG&A expense, reduced restructuring charges and lower interest expense.
During 2008, we sold the Fine Chemicals business that was previously part of our Other Businesses segment. As a consequence of the sale, the results from Fine Chemicals are now included in discontinued operations for all periods.
Outlook
General economic conditions around the world deteriorated sharply in the final two months of 2008 and these conditions continued through the first quarter of 2009. Demand from our customers has declined, particularly from those customers who serve markets related to construction, automobiles and appliances. Reductions in inventory, made by companies throughout the product supply chain, have contributed to the decline in demand for our products. We expect the weak general economic conditions will continue in the next several quarters, although the effects of inventory destocking are expected to diminish. Because of the continued volatility of worldwide macroeconomic factors and the effects of difficult credit markets on our customers, our ability to forecast results is limited.
We expect to continue to record charges associated with our current and future restructuring programs, as we proceed with initiatives to rationalize our manufacturing operations in Europe, and as we align our worldwide operations to reduced customer demand.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations
Comparison of the three months ended March 31, 2009 and 2008

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$357,809	$590,838	$(233,029)	(39.4%)
Cost of sales	302,563	481,573	(179,010)	(37.2%)

Gross profit	55,246	109,265	(54,019)	(49.4%)
Gross profit percentage	15.4%	18.5%
Selling, general and administrative expenses	68,128	77,576	(9,448)	(12.2%)
Restructuring charges	1,398	4,207	(2,809)	(66.8%)
Other expense (income):
Interest expense	11,174	13,555	(2,381)	(17.6%)
Interest earned	(268)	(129)	(139)	107.8%
Foreign currency losses (gains), net	1,829	(1,541)	3,370	(218.7%)
Miscellaneous expense (income), net	533	1,440	(907)	(63.0%)

(Loss) income before taxes	(27,548)	14,157	(41,705)	(294.6%)
Income tax (benefit) expense	(7,819)	6,226	(14,045)	(225.6%)

(Loss) income from continuing operations	(19,729)	7,931	(27,660)	(348.8%)
(Loss) income from discontinued operations, net of tax	(242)	1,619	(1,861)	(114.9%)

Net (loss) income	$(19,971)	$9,550	$(29,521)	(309.1%)

Diluted (loss) earnings per share	$(0.46)	$0.21	$(0.67)	(319.0%)

Net sales in the three months ended March 31, 2009, declined primarily as a result of lower sales volume that was a consequence of the recent global economic downturn. The volume decline included reduced sales of precious metals. Precious metals sales contributed approximately 8 percentage points to the overall sales decline. In addition, unfavorable changes in foreign currency exchange rates were responsible for approximately 4 percentage points of the sales decline. Sales declined in all segments and all regions.
Gross profit was lower in the 2009 first quarter as a result of the decline in sales, and the corresponding increase in manufacturing cost absorption on a per-unit basis. Partially offsetting the negative effects of lower volume were reduced manufacturing costs resulting from cost reduction initiatives including staffing reductions and plant closings. Raw material costs declined, compared with the prior-year period. The benefit from lower raw material costs was largely offset by lower product prices. During the first quarter of 2008 we incurred costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location.
Selling, general and administrative (“SG&A”) expense declined by $9.4 million compared with the first quarter of 2008. SG&A as a percent of sales increased to 19.0% of sales from 13.1% of sales in the prior-year period as a result of the decline in sales in 2009. SG&A expense declined as a result of expense reduction efforts taken in response to slowing customer demand and lower incentive compensation expense. Partially offsetting these declines was a $4.8 million increase in pension expense resulting from a reduction in the value of pension assets in 2008 and higher health care expense of approximately $1.7 million. The 2009 first quarter SG&A expense included $1.0 million in charges, primarily from corporate development activities. SG&A expense in the 2008 first quarter included a net benefit of $0.4 million, primarily from favorable litigation developments partially offset by expenses related to corporate development activities.

Restructuring charges declined to $1.4 million in the 2009 first quarter from $4.2 million in the first quarter of 2008. The primary driver of the charges in both periods was the rationalization of our European manufacturing operations in the Performance Coatings and Color and Glass Performance Materials segments.
Interest expense declined primarily as a result of lower interest rates on our borrowings. As a result of an amendment to our credit facility that was completed in March 2009, the interest rates on our term loans and borrowings under our revolving credit facility have increased.
Net foreign currency transaction losses were $1.8 million in the first three months of 2009 compared with gains of $1.5 million in the prior-year period. We manage currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period.
During the first quarter of 2009, we recorded a tax benefit of $7.8 million, or 28.4% of the loss before income taxes, compared to income tax expense of $6.2 million, or 44.0% of income before taxes in the first three months of 2008. The primary reason for the decrease in the effective tax rate was a reduction to the benefit realized for current net operating losses that have been offset by a full valuation allowance.
The first quarter loss from operations was the result of lower sales and the consequent reduction in gross profit, partially offset by lower SG&A expense, lower restructuring charges and reduced interest expense.
During 2008, we sold the Fine Chemicals business that was previously part of our Other Businesses segment. As a consequence of the sale, the results from Fine Chemicals are now included in discontinued operations for all periods.

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$108,588	$160,792	$(52,204)	(32.5%)
Electronic Materials	82,489	140,993	(58,504)	(41.5%)
Color & Glass Performance Materials	67,416	128,840	(61,424)	(47.7%)
Polymer Additives	59,447	92,311	(32,864)	(35.6%)
Specialty Plastics	34,859	61,793	(26,934)	(43.6%)
Pharmaceuticals	5,010	6,109	(1,099)	(18.0%)

Total segment sales	$357,809	$590,838	$(233,029)	(39.4%)

Segment Operating Income (Loss)
Performance Coatings	$(599)	$9,480	$(10,079)	(106.3%)
Electronic Materials	2,417	8,749	(6,332)	(72.4%)
Color & Glass Performance Materials	(2,455)	15,436	(17,891)	(115.9%)
Polymer Additives	1,889	2,719	(830)	(30.5%)
Specialty Plastics	1,462	1,487	(25)	(1.7%)
Pharmaceuticals	113	1,222	(1,109)	(90.8%)

Total segment operating income	$2,827	$39,093	$(36,266)	(92.8%)

Performance Coatings Segment Results. Sales declined in Performance Coatings as a result of lower sales volumes of tile coating products and porcelain enamel products. Unfavorable changes in foreign currency exchange rates also contributed to the sales decline. Sales declined in all regions as a result of weak customer demand. Operating income declined primarily as a result of the negative effects of reduced sales volume, partially offset by reductions in selling, general and administrative expense and lower manufacturing costs.

Electronic Materials Segment Results. Sales declined in Electronic Materials as a result of lower sales volume, particularly related to dielectric materials sold in Asia. Many Asian customers who manufacture multilayer capacitors using our dielectric materials implemented extended production shutdowns during the first quarter. The sales volume decline also was the result of reduced sales of precious metals. Costs of precious metals are generally passed through to customers with minimal gross profit contribution. Operating income declined primarily as a result of the effects of lower manufacturing volumes, partially offset by reduced selling, general and administrative expense.
Color and Glass Performance Materials Segment Results. Sales in Color and Glass Performance Materials declined primarily as a result of lower sales volumes and, to a lesser extent, unfavorable changes in foreign currency exchange rates. All regions contributed to the sales decline. Operating income declined primarily as a result of lower sales volumes.
Polymer Additives Segment Results. Sales declined in Polymer Additives primarily as a result of lower sales volumes in the United States and Europe, the major markets served by this business. Operating income declined as a result of the negative effects of the lower sales volume, partially offset by lower manufacturing spending and reduced selling, general and administrative expense. In addition, during the first quarter of 2008, operating income was reduced by costs to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing plant.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics as a result of lower sales volume in the United States and Europe. Operating income was down slightly, as the negative effects of lower manufacturing volumes were nearly offset by lower manufacturing spending and reduced selling, general and administrative expense.
Pharmaceuticals Segment Results. Sales declined in Pharmaceuticals primarily as a result of a less favorable product mix. Operating income declined due to increased manufacturing spending associated with the change in product mix, partially offset by reduced selling, general and administrative expense. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business in 2008.

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$170,054	$241,133	$(71,079)	(29.5%)
International	187,755	349,705	(161,950)	(46.3%)

Total	$357,809	$590,838	$(233,029)	(39.4%)

Sales declined in all regions and in each of our business segments due to lower sales volumes resulting from the economic downturn and the consequent reduction in customer demand. Also contributing to the sales decline were reduced sales of precious metals and unfavorable changes in foreign currency exchange rates.

Summary of Cash Flows for the three months ended March 31, 2009 and 2008

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	$(77,539)	$10,938	$(88,477)	(808.9%)
Net cash used for investing activities	(2,576)	(15,114)	12,538	(83.0%)
Net cash provided by (used for) financing activities	85,201	3,003	82,198	2,737.2%
Effect of exchange rate changes on cash and cash equivalents	(206)	543	(749)	(137.9%)

Increase (decrease) in cash and cash equivalents	$4,880	$(630)	$5,510	(874.6%)

Cash flows from operating activities decreased by $88.5 million in the first quarter of 2009 compared with the same period of 2008. In the first quarter of 2009, we funded $65.5 million of deposits required by financial institutions under our precious metals program. Cash flows from operating activities were also affected by the $29.5 million decrease in net income.
Within investing activities, we reduced capital expenditures to $2.6 million in the first quarter of 2009 from $14.1 million in the first quarter of 2008.
Cash flows from financing activities increased by $81.3 million, of which $82.5 million related to borrowing activity. The first quarter of 2009 also included $8.1 million of debt issuance costs related to an amendment of our revolving credit and term loan facility, while the first quarter of 2008 included higher dividend payments of $5.9 million
Capital Resources and Liquidity
6.50% Convertible Senior Notes
In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes due 2009. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. At March 31, 2009, we were in compliance with the covenants under the Convertible Notes’ indenture.
Revolving Credit and Term Loan Facility
In 2006, we entered into an agreement with a group of lenders for a $700 million credit facility, consisting of a multi-currency senior revolving credit facility and a senior term loan facility, which replaced a former revolving credit facility that would have expired later that year. In 2007, we cancelled the unused portion of the term loan facility and amended the credit facility (the “2007 Amended Credit Facility”) primarily to increase the size of the revolving credit facility, reduce interest rates, and increase operating flexibility. On March 11, 2009, we amended the 2007 Amended Credit Facility (the “2009 Amended Credit Facility”) primarily to provide additional operating flexibility and to change pricing to more accurately reflect current market interest rates. The amendment was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008. The primary effects of the 2009 Amended Credit Facility were to:
•	Increase the interest rates and commitment fees payable thereunder pursuant to a grid structure based on our leverage ratio,
•	Increase the maximum permitted quarterly leverage ratio and decrease the minimum permitted quarterly fixed charge coverage ratio,
•	Add a minimum cumulative EBITDA requirement for each quarter in 2009,
•	Restrict the Company’s ability to engage in acquisitions and make investments,

•	Limit the amount of cash and cash equivalent collateral the Company is permitted to deliver to participants in our precious metals program to secure our obligations arising under the precious metals consignment agreements,
•	Require additional financial reporting by the Company to the lenders,
•	Increase the amount of the annual excess cash flow required to be used to repay term loans,
•	Require application of the net proceeds of certain dispositions, but excluding the first $20 million of such net proceeds, to be applied to repay debt outstanding under the revolving credit facility and term loans and to permanently reduce availability under the revolving loan facility on a dollar for dollar basis, provided that we are not required to reduce the commitments under the revolving credit facility to below $150 million,
•	Eliminate our ability to request an increase of $50 million in the revolving credit facility,
•	Add provisions governing the obligations of the Company and the lenders if one or more lenders under the revolving credit facility fails to satisfy its funding obligations or otherwise becomes a defaulting lender, and
•	Restrict our ability to make payments with respect to our capital securities. The 2009 Amended Credit Facility effectively prohibits us from paying dividends on our preferred and common stock beginning in the second quarter of 2009.
The 2009 Amended Credit Facility currently includes a $300.0 million revolving credit facility, which matures in 2011. At March 31, 2009, we had borrowed $205.4 million of the revolver and had $87.7 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2008, we had borrowed $111.8 million of the revolver and had $180.0 million available. The increase in borrowings under our revolver was driven by reductions in accounts payable and, as discussed below, our decision to cash collateralize certain precious metals consignment agreements.
At March 31, 2009, the 2009 Amended Credit Facility also included a term loan facility with an outstanding principal balance of $291.7 million, which matures in 2012. We make periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from April 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. We were not required to make an additional principal payment in April 2009.
We are subject to a number of restrictive covenants under our credit facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. This risk factor is described in more detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Continued weak economic conditions could impact our financial performance, making it more challenging to comply with the financial covenants. At March 31, 2009, we were in compliance with the covenants of the 2009 Amended Credit Facility.

Domestic Receivable Sales Program
We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We legally sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), which finances its acquisition of trade receivable assets by issuing beneficial interests in (securitizing) the receivables to multi-seller receivables securitization companies (the “conduits”). FFC and the conduits have no recourse to Ferro’s other assets for failure of debtors to pay when due as the assets transferred are legally isolated in accordance with the U.S. bankruptcy laws. FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, we amended the program so that FFC is no longer a QSPE; FFC is included in our consolidated financial statements; and this program is no longer accounted for as an off balance sheet arrangement.
In 2008, we amended the facility to reduce the program’s size from $100 million to $75 million. After reductions for non-qualifying receivables, we had $50.0 million at March 31, 2009, available under this program. At March 31, 2009, FFC had not issued any beneficial interests in its trade accounts receivable, therefore no debt was outstanding under the asset securitization program. The Company intends to replace the asset securitization program prior to its scheduled expiration in June 2009 and has entered into negotiations with other financing sources to do so, however there can be no assurance that the Company will be successful in establishing a replacement program.
Off Balance Sheet Arrangements
International Receivable Sales Programs. We maintain several international programs to sell trade accounts receivable, primarily without recourse. At March 31, 2009, the commitments supporting these programs, which can be withdrawn at any time, totaled $78.9 million, the amount of outstanding receivables sold under these programs was $14.9 million, and Ferro had received net proceeds under these programs of $8.7 million for outstanding receivables.
Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.3 million for the three months ended March 31, 2009. At March 31, 2009, we had on hand $112.8 million of precious metals, measured at fair value, owned by participants in our precious metals program. We also process precious metals owned by our customers.
The consignment agreements involve short-term commitments that typically mature within 30 to 180 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. During February and March 2009, several participants in our precious metals program required Ferro to deliver cash collateral to secure Ferro’s obligations arising under the consignment agreements. At March 31, 2009, Ferro had delivered $65.5 million in cash collateral, representing 58% of the value of precious metals under consignment, to induce those financial institutions to continue participating in Ferro’s precious metals program. Subsequent to March 31, 2009, we provided additional cash collateral, resulting in total cash deposits of approximately 79% of the value of precious metals under consignment.
If participants in our precious metals program require cash collateral to secure our obligations, Ferro may choose to provide such collateral or purchase the precious metal outright as an alternative to continuing the consignment arrangements. This would require us to borrow under our revolving credit facility or raise funds from other financing sources. Such borrowings would reduce our liquidity and increase our borrowing costs. The 2009 Amended Credit Facility prohibits Ferro from delivering cash and cash equivalent collateral in excess of $120 million to participants in our precious metals program. Accordingly, Ferro would be required to purchase precious metals outright if these participants were unwilling to deliver metals in quantities sufficient to meet the Company’s operating requirements without exceeding the cash collateral limits set forth in the credit facility. Ferro is pursuing a variety of initiatives intended to reduce the amount of precious metals required to support our manufacturing operations and reduce our dependence on consignment agreements.
Bank Guarantees and Standby Letters of Credit. At March 31, 2009, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $12.9 million. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments.

Other Financing Arrangements
We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $25.1 million at March 31, 2009. The unused portions of these lines provided $23.6 million of additional liquidity at March 31, 2009.
Liquidity Requirement
Our liquidity requirements primarily include debt service, purchase commitments, working capital requirements, capital investments, and postretirement obligations. We expect to meet these requirements through cash provided by operating activities and availability under existing or replacement credit facilities or other financing arrangements. Ferro’s access to liquidity, level of debt and debt service requirements could have important consequences to its business operations and uses of cash flows.
Recent difficulties experienced by global capital markets could affect the ability or willingness of counterparties to perform under our various lines of credit, receivable sales programs, forward contracts and precious metal lease programs. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings except for one, which is not rated. Accordingly, we do not anticipate counterparty default; however, an interruption in access to external financing could adversely affect our business prospects and financial condition.
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
Critical Accounting Policies and Their Application
There are no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Risk Factors
Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We are also subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product development, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. Most of these precious metals agreements, with purchase commitments totaling $7.4 million at March 31, 2009, are designated as normal purchase contracts and are not marked to market. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, are not marked to market, and had purchase commitments totaling $15.9 million at March 31, 2009.

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands,
	except as noted)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$3,616	$2,742
Fixed-rate debt:
Carrying amount	$154,818	$154,995
Fair value	$58,007	$85,700
Change in fair value from 1% increase in interest rate	$(1,677)	$(2,877)
Change in fair value from 1% decrease in interest rate	$1,742	$3,003
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(12,094)	$(12,724)
Change in fair value from 1% increase in interest rate	$3,038	$3,322
Change in fair value from 1% decrease in interest rate	$(3,104)	$(3,401)
Foreign currency forward contracts:
Notional amount	$175,954	$156,840
Carrying amount and fair value	$(1,920)	$(96)
Change in fair value from 10% appreciation of U.S. dollar	$5,005	$2,523
Change in fair value from 10% depreciation of U.S. dollar	$(6,117)	$(3,084)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	56	330
Carrying amount and fair value	$(65)	$(576)
Change in fair value from 10% change in forward prices	$12	$71
Precious metals forward contracts:
Notional amount (in troy ounces)	96	129
Carrying amount and fair value	$16	$8
Change in fair value from 10% change in forward prices	$9	$11

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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
During the first quarter of 2009, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the attached Exhibit Index are the exhibits required by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)
Date: May 6, 2009	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	/s/ Sallie B. Bailey
Sallie B. Bailey
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of incorporation and by-laws.

3.1
Eleventh Amended Articles of Incorporation. (Reference is made to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

3.2
Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed with the Ohio Secretary of State on December 29, 1994. (Reference is made to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

3.3
Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed with the Ohio Secretary of State on June 23, 1998. (Reference is made to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

3.4
Ferro Corporation Code of Regulations. (Reference is made to Exhibit 4.4 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008, which Exhibit is incorporated here by reference.)

4	Instruments defining rights of security holders, including indentures.

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

10	Material Contracts.

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

Exhibit:

10.2
Amended and Restated Employment Agreement, dated as of December 31, 2008, between Mr. Kirsch and Ferro Corporation. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*

10.3
Change in Control Agreement, dated as of January 1, 2009, between Mr. Kirsch and Ferro Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*

10.4
Form of Change in Control Agreement, dated as of January 1, 2009. (Sallie B. Bailey, Mark H. Duesenberg, Ann E. Killian, Michael J. Murry, Barry D. Russell and Peter T. Thomas have entered into this form of change in control agreement.) (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*

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