Form 10-Q
period 2009-06-30
FERRO CORP
filed 2009-08-04
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At July 31, 2009, there were 44,950,184 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands,
	except per share amounts)
Net sales	$399,277	$631,976	$757,086	$1,222,814
Cost of sales	334,048	513,002	636,611	994,575

Gross profit	65,229	118,974	120,475	228,239
Selling, general and administrative expenses	62,480	79,724	130,608	157,300
Restructuring charges	(309)	9,031	1,089	13,238
Other expense (income):
Interest expense	17,190	12,768	28,364	26,323
Interest earned	(205)	(142)	(473)	(271)
Foreign currency losses (gains), net	1,100	650	2,929	(891)
Miscellaneous expense, net	321	1,554	854	2,994

(Loss) income before income taxes	(15,348)	15,389	(42,896)	29,546
Income tax (benefit) expense	(4,276)	7,188	(12,095)	13,414

(Loss) income from continuing operations	(11,072)	8,201	(30,801)	16,132
Income from discontinued operations, net of income taxes	—	1,683	—	3,327
(Loss) gain on disposal of discontinued operations, net of income taxes	(116)	9	(358)	(16)

Net (loss) income	(11,188)	9,893	(31,159)	19,443
Less: Net income attributable to noncontrolling interests	620	528	984	938

Net (loss) income attributable to Ferro Corporation	(11,808)	9,365	(32,143)	18,505
Dividends on preferred stock	(199)	(223)	(370)	(450)

Net (loss) income attributable to Ferro Corporation common shareholders	$(12,007)	$9,142	$(32,513)	$18,055

Amounts attributable to Ferro Corporation:
(Loss) income from continuing operations, net of tax	$(11,692)	$7,673	$(31,785)	$15,194
(Loss) income from discontinued operations, net of tax	(116)	1,692	(358)	3,311

	$(11,808)	$9,365	$(32,143)	$18,505

Per common share data
Basic and diluted (loss) earnings attributable to Ferro Corporation common shareholders:
From continuing operations	$(0.27)	$0.17	$(0.72)	$0.34
From discontinued operations	0.00	0.04	(0.01)	0.08

	$(0.27)	$0.21	$(0.73)	$0.42

Cash dividends declared	$0.00	$0.145	$0.01	$0.29
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$17,492	$10,191
Accounts and trade notes receivable, net	292,617	296,423
Inventories	179,541	256,411
Deposits for precious metals	80,426	—
Deferred income taxes	18,492	19,167
Other receivables	47,509	58,391
Other current assets	9,780	8,306

Total current assets	645,857	648,889
Other assets
Property, plant and equipment, net	444,084	456,549
Goodwill	230,628	229,665
Amortizable intangible assets, net	11,265	11,753
Deferred income taxes	132,241	134,361
Other non-current assets	67,442	62,900

Total assets	$1,531,517	$1,544,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$37,979	$8,883
Accounts payable	188,172	232,113
Income taxes	9,310	14,361
Accrued payrolls	17,448	18,695
Accrued expenses and other current liabilities	65,813	83,012

Total current liabilities	318,722	357,064
Other liabilities
Long-term debt, less current portion	612,768	561,613
Postretirement and pension liabilities	226,431	221,110
Deferred income taxes	7,524	13,011
Other non-current liabilities	32,148	34,047

Total liabilities	1,197,593	1,186,845
Series A convertible preferred stock (approximates redemption value)	9,660	11,548
Shareholders’ equity
Ferro Corporation shareholders’ equity:
Common stock	52,323	52,323
Paid-in capital	156,126	178,420
Retained earnings	368,407	401,186
Accumulated other comprehensive loss	(90,114)	(98,436)
Common shares in treasury, at cost	(171,938)	(197,524)

Total Ferro Corporation shareholders’ equity	314,804	335,969
Noncontrolling interests	9,460	9,755

Total equity	324,264	345,724

Total liabilities and shareholders’ equity	$1,531,517	$1,544,117

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

	Ferro Corporation Shareholders
						Accumulated
						Other
	Common Shares					Comprehensive	Non-
	in Treasury		Common	Paid-in	Retained	Income	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss) (a)	Interests	Equity
	(In thousands, except per share data)
Balances at December 31, 2007	8,753	$(202,855)	$52,323	$166,391	$468,190	$(7,765)	$9,896	$486,180
Net income					18,505		938	19,443
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						21,247	284	21,531
Postretirement benefit liability adjustments						(414)		(414)
Raw material commodity swap adjustments						455		455
Interest rate swap adjustments						606		606

Total comprehensive income								41,621
Cash dividends:
Common					(12,586)			(12,586)
Preferred					(450)			(450)
Income tax expense				21				21
Stock-based compensation transactions	(149)	2,331		(444)				1,887
Distributions to noncontrolling interests							(1,130)	(1,130)
Adjustment to initially apply FAS No. 158 as of January 1, 2008					(505)	366		(139)

Balances at June 30, 2008	8,604	$(200,524)	$52,323	$165,968	$473,154	$14,495	$9,988	$515,404

Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(32,143)		984	(31,159)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						4,977	(4)	4,973
Postretirement benefit liability adjustments						661		661
Raw material commodity swap adjustments						559		559
Interest rate swap adjustments						2,125		2,125

Total comprehensive loss								(22,841)
Cash dividends:
Common					(437)			(437)
Preferred					(199)			(199)
Income tax expense				1				1
Stock-based compensation transactions	(1,059)	25,586		(22,295)				3,291
Distributions to noncontrolling interests							(1,275)	(1,275)

Balances at June 30, 2009	7,373	$(171,938)	$52,323	$156,126	$368,407	$(90,114)	$9,460	$324,264

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(31,159)	$19,443
Depreciation and amortization	41,353	36,575
Precious metals deposits	(80,426)	—
Accounts and trade notes receivable	3,743	(19,184)
Inventories	75,512	(41,832)
Accounts payable	(37,894)	9,735
Other changes in current assets and liabilities, net	(15,781)	15,672
Other adjustments, net	4,527	(14,057)

Net cash (used for) provided by continuing operations	(40,125)	6,352
Net cash (used for) provided by discontinued operations	(361)	341

Net cash (used for) provided by operating activities	(40,486)	6,693
Cash flows from investing activities
Capital expenditures for property, plant and equipment of continuing operations	(22,969)	(32,997)
Capital expenditures for property, plant and equipment of discontinued operations	—	(1,575)
Proceeds from sale of assets and businesses	72	646

Net cash used for investing activities	(22,897)	(33,926)
Cash flows from financing activities
Net borrowings under short-term facilities	28,945	3,478
Proceeds from revolving credit facility	434,624	430,347
Principal payments on revolving credit facility	(384,727)	(380,074)
Principal payments on term loan facility	(1,525)	(7,927)
Debt issue costs	(9,367)	—
Cash dividends paid	(636)	(13,036)
Other financing activities	2,135	(4,238)

Net cash provided by financing activities	69,449	28,550
Effect of exchange rate changes on cash and cash equivalents	1,235	48

Increase in cash and cash equivalents	7,301	1,365
Cash and cash equivalents at beginning of period	10,191	12,025

Cash and cash equivalents at end of period	$17,492	$13,390

Cash paid during the period for:
Interest	$25,792	$26,493
Income taxes	$5,635	$5,243
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and six months ended June 30, 2009, are not necessarily indicative of the results expected in subsequent quarters or for the full year. We evaluated subsequent events through August 4, 2009, when the financial statements were issued.
2. Accounting Standards Adopted in the Six Months Ended June 30, 2009
On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies. These statements require more acquired assets and assumed liabilities to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition-related costs in preacquisition periods to be expensed. We will apply these standards to any business combination beginning in 2009 and therefore, adoption of these standards did not have an effect on our consolidated financial statements.
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
On January 1, 2009, we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”). Under this statement, noncontrolling interests (e.g., minority interests) in subsidiaries are measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to noncontrolling interests is included in consolidated net income. FAS No. 160 requires entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, we classified minority interests in consolidated subsidiaries of $9.5 million at June 30, 2009, and $9.8 million at December 31, 2008, in equity, and included net income attributable to minority interests of $0.6 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively, in consolidated net income.

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
On January 1, 2009, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is to be applied retrospectively. As a result, the carrying value of the liability component of the 6.50% Convertible Senior Notes was reduced by $17.4 million and $19.0 million at June 30, 2009, and December 31, 2008, respectively. Related deferred tax liabilities were increased by $7.0 million and $7.0 million, paid-in capital was increased by $12.4 million and $12.4 million and retained earnings was decreased by $1.7 million and $0.7 million at June 30, 2009, and December 31, 2008, respectively. Loss from continuing operations was increased by $0.5 million and 1.0 million, net loss was increased by $0.5 million and $1.0 million, and basic and diluted loss per share was increased by $0.01 and $0.02 for the three and six months ended June 30, 2009, respectively.
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
On April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events, (“FAS No. 165”). This statement establishes principles and requirements for management’s evaluation of events or transactions occurring after the balance sheet date for potential recognition or disclosure, the circumstances under which those events or transactions are recognized, and the related disclosures. The adoption of FAS No. 165 did not have a material effect on our consolidated financial statements.
3. Newly Issued Accounting Pronouncements
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 166”). This pronouncement amends the guidance in Statement No. 140 for derecognition of transferred financial assets. FAS No. 166 is effective for financial asset transfers occurring after the beginning of our fiscal year that begins January 1, 2010. Early adoption of FAS No. 166 is prohibited. We are in the process of evaluating the impact that the adoption of FAS No. 166 may have on our consolidated financial statements.
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS No. 167”). This pronouncement amends the consolidation guidance that applies to variable interest entities (“VIEs”). FAS No. 167 is effective for our fiscal year that begins January 1, 2010, and early adoption is prohibited. We are in the process of evaluating the impact that the adoption of FAS No. 167 may have on our consolidated financial statements.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“FAS No. 168”). This pronouncement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS No. 168 is effective for financial statements issued for interim and annual periods beginning with our third quarter in 2009. We do not expect the adoption of FAS No. 168 to have a material impact on our consolidated financial statements.

4. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Raw materials	$53,241	$82,837
Work in process	36,692	43,224
Finished goods	89,608	130,350

Total	$179,541	$256,411

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.2 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively, and were charged to cost of sales. We had on hand $88.1 million at June 30, 2009, and $104.2 million at December 31, 2008, of precious metals, measured at fair value based on market prices for identical assets, owned by participants in our precious metals program.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $622.1 million at June 30, 2009, and $579.8 million at December 31, 2008. Unpaid capital expenditure liabilities, representing noncash investing activities, were $9.3 million at June 30, 2009, and $12.5 million at June 30, 2008.
6. Goodwill and Other Intangible Assets
A summary of goodwill activity follows:

(Dollars in thousands)
Balance at December 31, 2008	$229,665
Currency translation adjustments	963

Balance at June 30, 2009	$230,628

Details of amortizable intangible assets follow:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Patents	$5,775	$5,775
Other	14,489	14,451

Total gross amortizable intangible assets	20,264	20,226
Accumulated amortization	(8,999)	(8,473)

Amortizable intangible assets, net	$11,265	$11,753

Amortization expense for amortizable intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. Aggregate amortization expense for intangible assets is expected to be $0.9 million annually in the years 2009 through 2013.

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
7. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Loans payable to banks	$8,122	$4,754
Accounts receivable asset securitization program	25,420	—
Current portion of long-term debt	4,437	4,129

Total	$37,979	$8,883

Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes, net of unamortized discounts	$155,133	$153,451
Revolving credit facility	161,700	111,803
Term loan facility	290,973	292,498
Capitalized lease obligations	6,697	6,447
Other notes	2,702	1,543

	617,205	565,742
Less current portion	(4,437)	(4,129)

Total	$612,768	$561,613

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
We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. For the three months ended June 30, 2009, contractual interest was $2.8 million and amortization of the liability discount was $0.9 million. For the six months ended June 30, 2009, contractual interest was $5.6 million and amortization of the liability discount was $1.7 million. At June 30, 2009, the remaining period over which the liability discount will be amortized was 4.1 years. The unamortized liability discount was $17.4 million at June 30, 2009, and $19.0 million at December 31, 2008. The carrying amount of the equity component was $12.4 million at June 30, 2009, and $12.4 million at December 31, 2008.
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
The 2009 Amended Credit Facility currently includes a $300.0 million revolving credit facility, which matures in 2011. We had $131.4 million at June 30, 2009, and $180.0 million at December 31, 2008, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. At June 30, 2009, the 2009 Amended Credit Facility also included a term loan facility with an outstanding principal balance of $291.0 million, which matures in 2012. We make periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from July 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. We were not required to make an additional principal payment in April 2009.
The interest rates under the 2009 Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At June 30, 2009, the average interest rate for revolving credit borrowings was 5.8%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 9.2%. At December 31, 2008, the average interest rate was 2.6% for revolving credit borrowings and 6.5% for term loan borrowings.
We are subject to a number of restrictive covenants under our credit facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. Continued weak economic conditions could impact our financial performance, making it more challenging to comply with the financial covenants. At June 30, 2009, we were in compliance with the covenants of the 2009 Amended Credit Facility.
Receivable Sales Programs
We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs were $0.5 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively, and are reported as interest expense.
We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. In June 2009, we replaced the prior program with a new program that expires in June 2010 and reduced the program’s size from $75 million to $50 million.
We legally sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), which finances its acquisition of trade receivable assets by selling undivided variable percentage interests in the receivables to certain purchasers under the program. Advances by the purchasers are secured by, and repaid through collections on, the receivables owned by FFC. FFC and the purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness or financial inability to pay of the related obligor. FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, FFC ceased to meet the requirements of a QSPE and is included in our consolidated financial statements. As a result, this program is now accounted for as an on balance sheet arrangement.

Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $87.6 million at June 30, 2009, and $90.3 million at December 31, 2008, and short-term debt from advances by the purchasers for their interests in those receivables of $25.4 million at June 30, 2009, and $-0- at December 31, 2008. After reductions for non-qualifying receivables, availability under the program was $-0- at June 30, 2009, and $56.8 million at December 31, 2008.
Activity from this program for the six months ended June 30, 2008, when this program was accounted for as an off balance sheet arrangement, is detailed below:

(Dollars in thousands)
Trade accounts receivable sold to FFC	$549,362
Cash proceeds from FFC	550,369
Trade accounts receivable collected and remitted to FFC and the conduits	529,991
Servicing fees from FFC	262
In addition, we maintain several international programs to sell trade accounts receivable to financial institutions. The commitments supporting these programs can be withdrawn at any time and totaled $69.5 million at June 30, 2009, and $81.7 million at December 31, 2008. The amount of outstanding receivables sold under the international programs was $19.7 million at June 30, 2009, and $30.5 million at December 31, 2008. Ferro had received net proceeds under the international programs of $16.3 million at June 30, 2009, and $16.7 million at December 31, 2008, for outstanding receivables. Based on available and qualifying receivables, availability under these programs was $-0- at June 30, 2009, and $26.4 million at December 31, 2008. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions. Servicing fees are not material.
Activity from these programs for the six months ended June 30 is detailed below:

	2009	2008
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$55,714	$134,069
Cash proceeds from financial institutions	65,855	128,921
Trade accounts receivable collected and remitted to financial institutions for programs where we provide collection and administrative services	19,267	42,431
8. Financial Instruments
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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes	$155,133	$85,574	$153,451	$84,725
Revolving credit facility	161,700	119,249	111,803	88,757
Term loan facility	290,973	195,791	292,498	225,731
Other notes	2,702	1,707	1,543	975
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
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed rate. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. The interest rate swaps were moved to Level 3 within the fair value hierarchy as of the beginning of the second quarter of 2009 because the assumption about the creditworthiness of the Company was not an observable market-based input nor an unobservable input that could be corroborated by market data for sufficiently similar financial instruments. We based our assumption about the creditworthiness of the Company on the assumption implicit in the bid price of our Convertible Notes, adjusted by us for differences between these financial instruments in their conversion, security and liquidity features. The estimated net amount of existing losses at June 30, 2009, that is expected to be recognized in earnings within the next twelve months is $4.2 million
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $186.2 million at June 30, 2009, and $156.8 million at December 31, 2008.
Raw material commodity swaps. We reduce our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of a portion of these commodities that will be purchased during the next twelve months. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on market prices for comparable contracts. We had raw material commodity swap arrangements for 150 metric tons of base metals at June 30, 2009, and 330 metric tons at December 31, 2008. The estimated net amount of existing gains at June 30, 2009, that is expected to be recognized in earnings within the next twelve months is not material.
Precious metals forward contracts. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Some of these agreements, with purchase commitments totaling $14.9 million at June 30, 2009, and $5.5 million at December 31, 2008, are designated as normal purchase contracts and are not considered to be derivatives. The remaining precious metal contracts are considered to be derivatives, but are not formally designated as hedges. The fair value of these precious metal derivatives is based on market prices for comparable contracts. We had forward contract derivatives for 32 troy ounces of precious metals at June 30, 2009, and 129 troy ounces at December 31, 2008.

The following table presents the fair value of derivative instruments on our consolidated balance sheets:

	June 30,	December 31,
	2009	2008	Balance Sheet Location
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Asset derivatives:
Raw material commodity swaps	$24	$—	Other receivables

Liability derivatives:
Interest rate swaps	$(9,425)	$(12,724)	Other non-current liabilities
Raw material commodity swaps	—	(576)	Accrued expenses and other current liabilities

Total fair value	$(9,425)	$(13,300)

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$74	$1,621	Other receivables
Foreign currency forward contracts	473	230	Accrued expenses and other current liabilities
Precious metals forward contracts	4	8	Other receivables

Total fair value	$551	$1,859

Liability derivatives:
Foreign currency forward contracts	$—	$(1,140)	Other receivables
Foreign currency forward contracts	(1,963)	(807)	Accrued expenses and other current liabilities

Total fair value	$(1,963)	$(1,947)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

	June 30, 2009				December 31,
	Level 1	Level 2	Level 3	Total	2008
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$—	$74	$—	$74	480
Raw material commodity swaps	—	24	—	24	—
Precious metals forward contracts	—	4	—	4	8

Total fair value	$—	$102	$—	$102	$488

Liabilities
Interest rate swaps	$—	$—	(9,425)	$(9,425)	$(12,724)
Foreign currency forward contracts	—	(1,490)	—	(1,490)	(576)
Raw material commodity swaps	—	—	—	—	(576)

Total fair value	$—	$(1,490)	$(9,425)	$(10,915)	$(13,876)

A reconciliation of the beginning and ending balances of the financial instruments in Level 3 is as follows:

(Dollars in thousands)
Balance at March 31, 2009	$—
Total gains included in other comprehensive income	1,025
Settlements	1,644
Transfers in and/or out of Level 3	(12,094)

Balance at June 30, 2009	$(9,425)

The following table presents the effect of derivative instruments on our consolidated financial performance for the six months ended June 30:

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
	Recognized in OCI		into Income		Reclassified from
	2009	2008	2009	2008	AOCI into Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$119	$(418)	$(3,180)	$(1,359)	Interest expense
Raw material commodity swaps	10	(954)	(1,114)	(1,729)	Cost of sales

Total	$129	$(1,372)	$(4,294)	$(3,088)

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain (Loss)
	2009	2008	in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$(4,089)	$(2,414)	Foreign currency gains (losses)
Precious metals forward contracts	13	1,592	Cost of sales
Precious metals forward contracts	(4)	(743)	Miscellaneous income (expense), net

Total	$(4,080)	$(1,565)

9. Income Taxes
Income tax benefit for the six months ended June 30, 2009 was $12.1 million or 28.2% of pre-tax loss compared with $13.4 million or 45.4% of pre-tax income in the prior-year six months ended June 2008. The primary reason for the decrease in the effective tax rate was a reduction to the benefit realized in certain foreign jurisdictions for current net operating losses that have been offset by a full valuation allowance.
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
10. Contingent Liabilities
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
The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $13.4 million at June 30, 2009, and $13.9 million at December 31, 2008. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
11. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$8	$50	$1,045	$1,557	$3	$16
Interest cost	5,236	5,177	2,612	3,040	720	731
Expected return on plan assets	(3,864)	(5,663)	(1,751)	(2,203)	—	—
Amortization of prior service cost	25	25	(101)	25	(437)	(411)
Net amortization and deferral	3,845	624	260	55	—	—

Net periodic benefit cost	$5,250	$213	$2,065	$2,474	$286	$336

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$15	$100	$2,048	$3,058	$7	$32
Interest cost	10,472	10,354	5,096	5,979	1,439	1,462
Expected return on plan assets	(7,727)	(11,326)	(3,413)	(4,336)	—	—
Amortization of prior service cost	49	50	(198)	49	(874)	(822)
Net amortization and deferral	7,690	1,248	506	112	—	—

Net periodic benefit cost	$10,499	$426	$4,039	$4,862	$572	$672

The change in net periodic cost is due primarily to higher amortization of actuarial losses, which increased substantially last year from the decline in the valuation of plan investments in the global capital markets. In addition, our expected return on plan assets in 2009 is based on their lower valuation at December 31, 2008.
12. Stock-Based Compensation
The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the six months ended June 30:

	2009	2008
	(Dollars in thousands)
Stock options	$1,023	$1,087
Performance shares	35	(178)
Deferred stock units	247	267
Restricted shares	288	172

Total	$1,593	$1,348

The following table contains information regarding the stock-based compensation as of and for the six-month period ended June 30, 2009:

			Aggregate
		Weighted-	Grant Date	Remaining
	Number of	Average Fair	Fair Value of	Service or
	Shares or	Value per	Shares or	Performance
	Units Granted	Share or Unit	Units Granted	Period
			(Dollars in
			thousands)	(In years)
Stock options	676,700	$0.49	$335	3.7
Deferred stock units	34,200	1.33	45	0.6
Restricted shares	142,100	1.37	194	2.7
The stock-based compensation transaction in shareholders’ equity consisted of the following for the six months ended June 30, 2009:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	—	$—	$1,023
Performance shares, net	167	(499)	344
Deferred stock units	(34)	835	(588)
Directors’ deferred compensation	—	(684)	684
Preferred stock conversions	(1,057)	23,063	(21,175)
Restricted shares	(135)	2,871	(2,583)

Total	(1,059)	$25,586	$(22,295)

13. Restructuring and Cost Reduction Programs
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
To date, we have made substantial progress on the restructuring activities, including exiting manufacturing facilities and eliminating positions, which resulted in total restructuring charges of $4.8 million and $13.7 million incurred in the first half of 2009 and 2008, respectively, of which $3.7 million and $0.5 million, respectively, were recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed of and the remaining $1.1 million and $13.2 million, respectively, are included in restructuring charges on the Condensed Consolidated Statements of Operations.
The following restructuring programs had significant activities in the first half of 2009:
Restructuring Program in Rotterdam, Netherlands
In 2008, we discontinued porcelain enamel manufacturing and closed the manufacturing facility in Rotterdam, Netherlands, and consolidated production at other European facilities. This consolidation resulted in the reduction of 84 employees. Charges incurred through 2008 amounted to $26.5 million. In the second quarter of 2009, a full environmental investigation of the facility was conducted, and the result of the investigation significantly reduced our assessment of potential environmental liability by $3.7 million from the amount previously recorded in restructuring charges in 2007. This reduction in environmental reserve contributed to a $3.3 million net credit to restructuring charges at this facility in the first half of 2009. Included in property, plant and equipment is $0.8 million of assets classified as held for sale representing the building located on this Rotterdam site.
Restructuring Program in Limoges, France
In January 2009, we initiated additional restructuring activities within our Inorganic Specialties operations in Europe. We plan to discontinue smelting, milling and other manufacturing operations in Limoges, France. These activities will be consolidated at other Company facilities in St. Dizier, France; Frankfurt, Germany; and Almazora, Spain. In addition, all sales, technical service and research and development activities currently being done in Limoges will be transferred to St. Dizier and Frankfurt. The restructuring action is expected to be substantially completed at the end of 2010. When the restructuring is completed, the Limoges site will be closed.
As a result of these restructuring actions, we expect to eliminate approximately 125 employee positions. We expect to record pre-tax charges of approximately $29 million related to the actions over the next seven quarters, although the exact timing of the charges cannot be determined at this time. The expected charges include approximately $18 million in cash costs for employee termination, approximately $7 million in site cleanup and other costs, and approximately $4 million of non-cash asset write-offs.
As of June 30, 2009, the Limoges restructuring resulted in a workforce reduction of 25 employees, and we incurred costs of $3.4 million, primarily for employee severance costs.
Restructuring Program in Nules, Spain
In June 2009, as part of our frits and glazes restructuring program, we initiated additional restructuring activities at our Inorganic Specialty operation in Nules, Spain. We have discontinued the production of frits and glazes at this site. The production has been consolidated at our facility in Almazora, Spain. As a result of the restructuring actions, we expect to eliminate 35 positions. We expect to record pre-tax charges of approximately $5.7 million. As of June 30, 2009, the restructuring activity resulted in a workforce reduction of seven employees, and the associated severance costs incurred were not material. In addition, we incurred approximately $3.3 million in accelerated depreciation included in cost of sales.

Restructuring Program in Penn Yan, New York
In April 2009, we initiated additional restructuring activities within our Electronic Materials operation in Penn Yan, New York. The program is associated with planned elimination of some Multi-Layer Ceramic Capacitor (“MLCC”) research and test capability in Penn Yan. As of June 30, 2009, the Penn Yan restructuring resulted in a workforce reduction of 13 employees, and we incurred costs of $0.4 million, primarily for employee severance costs.
Other Restructuring Programs
There had been no significant change in several other restructuring programs initiated in the prior years. In the first half of 2009, the charges from these programs totaled $0.6 million, primarily for additional severance costs and other costs.
We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other
	Benefits	Costs	Total
	(Dollars in thousands)
Balance at December 31, 2008	$1,206	$5,102	$6,308
Restructuring charges	3,657	(2,568)	1,089
Cash payments	(4,473)	(1,172)	(5,645)
Currency translation adjustment	(73)	163	90
Non-cash items	5	—	5

Balance at June 30, 2009	$322	$1,525	$1,847

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.
14. Discontinued Operations
In the fourth quarter of 2008, we sold our Fine Chemicals business. The following operations of the Fine Chemicals business for the three and six months ended June 30, 2008, were removed from continuing operations and included in discontinued operations in the Company’s condensed consolidated statement of operations.

	Three	Six
	months ended
	June 30, 2008
	(Dollars in thousands)
Net sales	$18,420	$34,838
Cost of sales	14,010	26,374

Gross profit	4,410	8,464
Selling, general and administrative expenses	1,467	2,548
Other expense:
Interest expense	446	920

Income from discontinued operations before income taxes	2,497	4,996
Income tax expense	814	1,669

Income from discontinued operations, net of income taxes	$1,683	$3,327

Loss on disposal of discontinued operations consists of adjustments to the gross proceeds, net assets sold or transaction costs related to the sale of the Fine Chemicals business and residual legal and environmental costs directly related to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses, which were sold in 2002 and 2003.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Loss (income) on disposal of discontinued operations before income tax benefit (expense)	$189	$(15)	$582	$26
Income tax benefit (expense)	73	(6)	224	10

Loss (income) on disposal of discontinued operations, net of income tax benefit (expense)	$116	$(9)	$358	$16

We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $3.0 million at June 30, 2009, and $3.0 million at December 31, 2008, for these matters.
15. Per Share Amounts from Continuing Operations
Details of the calculation of basic and diluted earnings (loss) per share are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(12,007)	$9,142	$(32,513)	$18,055
Adjustment for loss (income) from discontinued operations	116	(1,692)	358	(3,311)

	$(11,891)	$7,450	$(32,155)	$14,744

Weighted-average common shares outstanding	44,701	43,622	44,533	43,639

Basic (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.27)	$0.17	$(0.72)	$0.34

Diluted (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(12,007)	$9,142	$(32,513)	$18,055
Adjustment for loss (income) from discontinued operations	116	(1,692)	358	(3,311)
Plus: Convertible preferred stock	—	—	—	—

	$(11,891)	$7,450	$(32,155)	$14,744

Weighted-average common shares outstanding	44,701	43,622	44,533	43,639
Assumed exercise of stock options	—	—	—	—
Assumed satisfaction of deferred stock unit conditions	—	11	—	7
Assumed conversion of convertible notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—

Weighted-average diluted shares outstanding	44,701	43,633	44,533	43,646

Diluted (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.27)	$0.17	$(0.72)	$0.34

16. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net (loss) income	$(11,188)	$9,893	$(31,159)	$19,443
Other comprehensive income (loss), net of tax:				—
Foreign currency translation adjustments	22,637	25	4,973	21,531
Postretirement benefit liability adjustments	(1,156)	(38)	661	(414)
Raw material commodity swap adjustments	135	(393)	559	455
Interest rate swap adjustments	1,719	3,209	2,125	606

Comprehensive income	12,147	12,696	(22,841)	41,621
Less: Comprehensive income attributable to noncontrolling interests	592	836	980	1,222

Comprehensive income (loss) attributable to Ferro Corporation	$11,555	$11,860	$(23,821)	$40,399

17. Reporting for Segments
The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Pharmaceuticals. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, because of their similar economic and operating characteristics.
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
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Performance Coatings	$117,333	$178,504	$225,921	$339,296
Electronic Materials	100,570	156,202	183,059	297,195
Color and Glass Performance Materials	76,350	130,230	143,766	259,070
Polymer Additives	62,998	98,715	122,445	191,026
Specialty Plastics	36,934	63,609	71,793	125,402
Pharmaceuticals	5,092	4,716	10,102	10,825

Total net sales	$399,277	$631,976	$757,086	$1,222,814

Below are each segment’s income (loss) and reconciliations to income before taxes from continuing operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Performance Coatings	$6,225	$12,785	$5,626	$22,265
Electronic Materials	6,387	17,683	8,804	26,432
Color and Glass Performance Materials	2,223	15,547	(232)	30,983
Polymer Additives	1,588	4,599	3,477	7,318
Specialty Plastics	2,709	3,237	4,171	4,724
Pharmaceuticals	214	(1,679)	327	(457)

Total segment income	19,346	52,172	22,173	91,265
Unallocated corporate expenses	16,597	12,922	32,306	20,326
Restructuring charges	(309)	9,031	1,089	13,238
Interest expense	17,190	12,768	28,364	26,323
Other expense, net	1,216	2,062	3,310	1,832

Income before income taxes from continuing operations	$(15,348)	$15,389	$(42,896)	$29,546

We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
United States	$180,963	$265,362	$351,017	$506,495
Spain	62,905	108,295	122,216	199,894
Other international	155,409	258,319	283,853	516,425

Total net sales	$399,277	$631,976	$757,086	$1,222,814

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Weak customer demand continued in the 2009 second quarter as a result of the decline in worldwide economic activity that intensified in the final months of 2008. Weak end-market demand contributed to our customers’ decisions to reduce inventory, which contributed to the decline in our sales compared with the second quarter of 2008.
Net sales declined by 37 percent in the three months ended June 30, 2009, compared with the prior-year period. Sales declined in all segments except Pharmaceuticals and all regions reflecting the global economic downturn. The primary driver of the sales decline was lower sales volume, including reduced sales of precious metals. Lower sales of precious metals contributed approximately 6 percentage points to the overall net sales decline. Changes in foreign currency exchange rates were responsible for an additional approximately 3 percentage points of the sales decline. Product mix and product prices had a slightly negative net effect on sales compared with the second quarter of 2008.
The cost of raw materials declined in the quarter, in aggregate, compared with raw material costs in the prior-year period. Changes in product prices offset much of the benefit of lower raw material costs.
Selling, general and administrative (“SG&A”) expense declined as a result of actions to reduce staffing and lower discretionary spending that were taken in response to lower customer demand for our products. An increase in pension expense partially offset the overall reduction in SG&A expense.
Restructuring provided a net benefit during the quarter as a result of a reduction in an environmental reserve related to a closed manufacturing site in Europe. Partially offsetting this benefit were charges for a number of ongoing restructuring initiatives, including the rationalization of our European manufacturing operations. These initiatives are being undertaken in order to lower manufacturing costs and adjust our manufacturing resources to the decline in customer demand.
Interest expense increased in the second quarter of 2009 compared with the second quarter of 2008 as a result of higher average borrowing. As a result of an amendment to our credit facilities that was signed in March 2009, the interest rates on our term loans and borrowings under our revolving credit facility have increased, contributing to the increase in interest expense.
We recorded a loss from continuing operations in the 2009 second quarter as a result of lower net sales and the corresponding decline in gross profit. Offsetting a portion of the decline in gross profit were lower SG&A expense and reduced restructuring charges. Also contributing to the loss was an increase in interest expense during the 2009 second quarter.
During 2008, we sold our Fine Chemicals business, which was previously part of our Other Businesses segment. The results from Fine Chemicals are now included in discontinued operations for all periods.
Outlook
Economic activity around the world continued to be weak through the first half of 2009 as reflected in sharply lower customer demand for our products. Demand remains significantly less than prior-year periods, particularly from customers serving markets related to construction, automobiles and appliances. Reductions in inventory, made by companies throughout the supply chain, have contributed to the decline in demand for our products, although this inventory destocking appears to be abating.
We expect the weak worldwide economic conditions to continue for the next several quarters. Our ability to forecast future financial results is limited due to the volatility of worldwide economic drivers, the effects of difficult credit markets on our customers and the uncertain timing of a recovery in end-market demand.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations
Comparison of the three months ended June 30, 2009 and 2008

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$399,277	$631,976	$(232,699)	(36.8%)
Cost of sales	334,048	513,002	(178,954)	(34.9%)

Gross profit	65,229	118,974	(53,745)	(45.2%)
Gross profit percentage	16.3%	18.8%
Selling, general and administrative expenses	62,480	79,724	(17,244)	(21.6%)
Restructuring charges	(309)	9,031	(9,340)	(103.4%)
Other expense (income):
Interest expense	17,190	12,768	4,422	34.6%
Interest earned	(205)	(142)	(63)	44.4%
Foreign currency losses, net	1,100	650	450	69.2%
Miscellaneous expense, net	321	1,554	(1,233)	(79.3%)

(Loss) income before income taxes	(15,348)	15,389	(30,737)	(199.7%)
Income tax (benefit) expense	(4,276)	7,188	(11,464)	(159.5%)

(Loss) income from continuing operations	(11,072)	8,201	(19,273)	(235.0%)
(Loss) income from discontinued operations, net of income tax	(116)	1,692	(1,808)	(106.9%)

Net (loss) income	$(11,188)	$9,893	$(21,081)	(213.1%)

Diluted (loss) earnings per share	$(0.27)	$0.21	$(0.48)	(228.6%)

Net sales in the three months ended June 30, 2009, declined primarily as a result of lower sales volume due to the current global economic downturn. The volume decline included reduced sales of precious metals. Lower precious metals sales contributed approximately 6 percentage points to the overall sales decline. In addition, changes in foreign currency exchange rates were responsible for approximately 3 percentage points of the sales decline. Sales declined in all segments, except Pharmaceuticals, and in all regions.
Gross profit was lower in the 2009 second quarter as a result of the decline in net sales. Reduced cost of sales resulting from cost reduction initiatives, including staffing reductions, plant closures and restructuring initiatives, partially offset the decline in gross profit. Raw material costs declined compared with the 2008 second quarter. The benefit from lower raw material costs was largely offset by lower product prices. Charges primarily related to manufacturing rationalization activities reduced the 2009 second quarter gross profit by approximately $3.7 million. Gross profit was reduced by $1.4 million in the second quarter of 2008 as a result of asset write-offs and costs related to manufacturing rationalization activities.
Selling, general and administrative (“SG&A”) expense declined by $17.2 million compared with the second quarter of 2008. SG&A as a percent of sales increased to 15.6% from 12.6% in the prior-year period due to the decline in net sales in the 2009 second quarter. SG&A expense declined as a result of expense reduction efforts taken in response to weak customer demand. The expense reductions included reduced staffing, lower incentive compensation expense, reduced discretionary spending and a furlough program for salaried employees. Partially offsetting these declines was an approximate $5.0 million increase in pension expense. SG&A expense in the 2009 second quarter included charges of $3.0 million primarily related to expense reduction initiatives and manufacturing rationalization related charges. The 2008 second-quarter SG&A expense included charges of $2.4 million primarily related to corporate development activities, asset write-offs and employee severance expenses.

Restructuring activities resulted in a net benefit of $0.3 million in the 2009 second quarter. The benefit was the result of a $3.7 million reduction in an environmental reserve related to a closed manufacturing site in Europe. This benefit was largely offset by restructuring charges primarily related to manufacturing rationalization activities in Europe. Restructuring charges were $9.0 million in the second quarter of 2008.
Interest expense increased because of higher average borrowings and increased interest rates resulting from an amendment to our credit facilities that was signed in March 2009.
Net foreign currency transaction losses were $1.1 million in the 2009 second quarter compared with losses of $0.6 million in the prior-year period. We manage currency translation risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains and losses are charged to income or expense in the period.
The income tax benefit for the 2009 second quarter was $4.3 million or 27.9% of the loss before income taxes, compared with income tax expense of $7.2 million or 46.7% of pre-tax income in the prior-year period. The primary reason for the decrease in the effective tax rate was a reduction to the benefit realized for current net operating losses that have been offset by a full valuation allowance.
The 2009 second quarter loss from operations was the result of lower net sales and the consequent reduction in gross profit, as well as higher interest expense. Reduced SG&A expense and reduced restructuring charges helped to reduce the loss from operations.
During 2008, we sold the Fine Chemicals business, which was previously part of our Other Businesses segment. As a consequence of the sale, the results from Fine Chemicals are now included in discontinued operations for all periods.

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$117,333	$178,504	$(61,171)	(34.3%)
Electronic Materials	100,570	156,202	(55,632)	(35.6%)
Color & Glass Performance Materials	76,350	130,230	(53,880)	(41.4%)
Polymer Additives	62,998	98,715	(35,717)	(36.2%)
Specialty Plastics	36,934	63,609	(26,675)	(41.9%)
Pharmaceuticals	5,092	4,716	376	8.0%

Total segment sales	$399,277	$631,976	$(232,699)	(36.8%)

Segment Operating Income (Loss)
Performance Coatings	$6,225	$12,785	$(6,560)	(51.3%)
Electronic Materials	6,387	17,683	(11,296)	(63.9%)
Color & Glass Performance Materials	2,223	15,547	(13,324)	(85.7%)
Polymer Additives	1,588	4,599	(3,011)	(65.5%)
Specialty Plastics	2,709	3,237	(528)	(16.3%)
Pharmaceuticals	214	(1,679)	1,893	(112.7%)

Total segment operating income	$19,346	$52,172	$(32,826)	(62.9%)

Performance Coatings Segment Results. Sales declined in Performance Coatings as a result of lower volumes of tile coating and porcelain enamel products. Unfavorable changes in foreign currency exchange rates also contributed to the sales decline. Sales were lower in all regions, but declined most sharply in Europe. Operating income declined primarily as a result of the negative effects of lower sales volume, partially offset by reductions in selling general and administrative expense.

Electronic Materials Segment Results. Sales declined in Electronic Materials as a result of lower sales volume, particularly related to reduced demand for dielectric materials sold to Asian customers. Excess channel inventory related to capacitor products that customers manufacture using our dielectric products continued into the second quarter and resulted in extended customer plant shutdowns and reduced demand for our products. The decline in Electronic Materials sales also was the result of reduced sales of precious metals. Costs of precious metals are generally passed through to customers with minimal gross profit contribution. Operating income declined primarily due to the negative effects of lower manufacturing volumes, partially offset by reduced selling, general and administrative expense.
Color and Glass Performance Materials Segment Results. Sales in Color and Glass Performance Materials declined as a result of lower sales volume, unfavorable product prices and mix, and unfavorable changes in foreign currency exchange rates. All regions contributed to the sales decline. Operating income declined primarily due to the lower sales volumes, partially offset by lower selling, general and administrative expenses and lower raw material costs.
Polymer Additives Segment Results. Sales declined in Polymer Additives primarily as a result of lower sales volume, and to a lesser extent, reduced product prices. Sales declined in Europe and the United States, the primary markets for these products. Operating profit declined from the prior-year period as a result of the negative effects of lower sales volume, partially offset by reduced selling, general and administrative expense and lower raw material costs.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics as a result of lower sales volume in the United States and Europe. Operating income declined as a result of the effects of lower sales volumes, partially offset by lower manufacturing spending and reduced selling, general and administrative expense.
Pharmaceuticals Segment Results. Sales increased primarily as a result of improved product mix. The improved product mix was also reflected in the operating income for the quarter, compared with a loss in the prior-year period. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceutical business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business in 2008.

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$180,963	$265,362	$(84,399)	(31.8%)
International	218,314	366,614	(148,300)	(40.5%)

Total	$399,277	$631,976	$(232,699)	(36.8%)

Sales declined in all regions due to lower sales volumes resulting from the worldwide economic downturn and the resulting reduction in customer demand. Also contributing to the sales decline were reduced sales of precious metals and unfavorable changes in foreign currency exchange rates.

Comparison of the six months ended June 30, 2009 and 2008

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$757,086	$1,222,814	$(465,728)	(38.1%)
Cost of sales	636,611	994,575	(357,964)	(36.0%)

Gross profit	120,475	228,239	(107,764)	(47.2%)
Gross profit percentage	15.9%	18.7%
Selling, general and administrative expenses	130,608	157,300	(26,692)	(17.0%)
Restructuring charges	1,089	13,238	(12,149)	(91.8%)
Other expense (income):
Interest expense	28,364	26,323	2,041	7.8%
Interest earned	(473)	(271)	(202)	74.5%
Foreign currency losses (gains), net	2,929	(891)	3,820	(428.7%)
Miscellaneous expense, net	854	2,994	(2,140)	(71.5%)

(Loss) income before income taxes	(42,896)	29,546	(72,442)	(245.2%)
Income tax (benefit) expense	(12,095)	13,414	(25,509)	(190.2%)

(Loss) income from continuing operations	(30,801)	16,132	(46,933)	(290.9%)
(Loss) income from discontinued operations, net of income tax	(358)	3,311	(3,669)	(110.8%)

Net (loss) income	$(31,159)	$19,443	$(50,602)	(260.3%)

Diluted (loss) earnings per share	$(0.73)	$0.42	$(1.15)	(273.8%)

Net sales for the six months ended June 30, 2009, declined by 38 percent compared with the first half of 2008 primarily as a result of reduced sales volume as our customers responded to the worldwide economic downturn. Reduced sales of precious metals contributed approximately 7 percentage points to the overall sales decline. In addition, changes in foreign currency exchange rates were responsible for approximately 4 percentage points of the sales decline. Sales declined in all segments and in all regions.
Gross profit declined in the first half of 2009 compared with the prior-year period, primarily as a result of lower sales volume. Reduced cost of sales resulting from cost reduction initiatives including staffing reductions, plant closures and restructuring actions, partially offset the decline in gross profit. Raw material costs also declined compared with the first half of 2008; however, the benefit from lower raw material costs was partially offset by lower product prices. Gross profit for the 2009 first half was reduced by charges of $3.7 million primarily related to accelerated depreciation and other costs of manufacturing rationalization activities. Gross profit in the first half of 2008 was reduced by charges of $1.6 million primarily related to asset write-offs and manufacturing rationalization activities. Also, first-half 2008 gross profit was reduced by costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location.
Selling, general and administrative (“SG&A”) expense declined by $26.7 million in the first six months of 2009, compared with the prior-year period. The decline in SG&A expense was driven by expense reduction efforts including reduced staffing, lower incentive compensation expense and containment of discretionary spending. Partially offsetting these reductions was an increase of approximately $9.8 million in pension expense that resulted from a reduction in the value of pension assets in 2008 and higher health care expenses. SG&A expense for the first half of 2009 included charges of $4.3 million primarily related to expense reduction initiatives and manufacturing rationalization related charges. The 2008 first-half SG&A expense included net charges of $1.9 million primarily related to charges for corporate development activities, asset write-offs and employee severance expenses, partially offset by benefits from litigation settlements and insurance proceeds.

Restructuring charges of $1.1 million were recorded in the first half of 2009, a decline from restructuring charges of $13.2 million in the first half of 2008. During the first six months of 2009, we recorded a benefit of approximately $3.7 million resulting from a reduction of an environmental reserve related to a closed manufacturing site in Europe. Offsetting this benefit were charges primarily related to manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials segments.
Interest expense increased in the first six months of 2009 compared with the prior-year period due to higher average borrowings and increased interest rates resulting from an amendment to our credit facilities that was signed in March 2009.
Net foreign currency transaction losses were $2.9 million in the 2009 first half compared with gains of $0.9 million in the prior-year period. We manage currency translation risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains and losses are charged to income or expense in the period.
The income tax benefit for the 2009 first half was $12.1 million or 28.2% of the loss before income taxes, compared with income tax expense of $13.4 million or 45.4% of pre-tax income in the prior-year period. The primary reason for the decrease in the effective tax rate was a reduction to the benefit realized for current net operating losses that have been offset by a full valuation allowance.
The loss from operation in the first six months of 2009 was the result of reduced sales volume and the related reduction in gross profit, partially offset by reduced SG&A expense and lower restructuring charges.
During 2008, we sold the Fine Chemicals business, which was previously part of our Other Businesses segment. The results from Fine Chemicals are now included in discontinued operations for all periods.

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$225,921	$339,296	$(113,375)	(33.4%)
Electronic Materials	183,059	297,195	(114,136)	(38.4%)
Color & Glass Performance Materials	143,766	259,070	(115,304)	(44.5%)
Polymer Additives	122,445	191,026	(68,581)	(35.9%)
Specialty Plastics	71,793	125,402	(53,609)	(42.7%)
Pharmaceuticals	10,102	10,825	(723)	(6.7%)

Total segment sales	$757,086	$1,222,814	$(465,728)	(38.1%)

Segment Operating Income (Loss)
Performance Coatings	$5,626	$22,265	$(16,639)	(74.7%)
Electronic Materials	8,804	26,432	(17,628)	(66.7%)
Color & Glass Performance Materials	(232)	30,983	(31,215)	(100.7%)
Polymer Additives	3,477	7,318	(3,841)	(52.5%)
Specialty Plastics	4,171	4,724	(553)	(11.7%)
Pharmaceuticals	327	(457)	784	(171.6%)

Total segment operating income	$22,173	$91,265	$(69,092)	(75.7%)

Performance Coatings Segment Results. Sales declined in Performance Coatings as a result of lower volumes of tile coating and porcelain enamel products. Unfavorable changes in foreign currency exchange rates also contributed to the sales decline. Sales were lower in all regions, with the sharpest decline in Europe. Operating income declined primarily as a result of the negative effects of lower sales volume, partially offset by reductions in selling general and administrative expense and lower manufacturing costs.

Electronic Materials Segment Results. Sales declined in Electronic Materials as a result of lower sales volume, particularly related to reduced demand for dielectric materials sold to Asian customers. Excess channel inventory related to capacitor products that customers manufacture using our dielectric products during the first six months of 2009 resulted in extended customer plant shutdowns and reduced demand for our products. The decline in Electronic Materials sales also was the result of reduced sales of precious metals. Sales of precious metals fluctuate with our product sales volume and the price of the precious metals, as costs of precious metals are generally passed through to customers with minimal gross profit contribution. Operating income declined primarily due to the negative effects of lower manufacturing volumes, partially offset by reduced selling, general and administrative expense.
Color and Glass Performance Materials Segment Results. Sales in Color and Glass Performance Materials declined as a result of lower sales volume, unfavorable product prices and mix, and unfavorable changes in foreign currency exchange rates. All regions contributed to the sales decline. Operating income declined primarily due to the lower sales volumes, partially offset by lower selling, general and administrative expenses and lower manufacturing costs.
Polymer Additives Segment Results. Sales declined in Polymer Additives primarily as a result of lower sales volume, and to a lesser extent, reduced product prices. Sales declined in Europe and the United States, the primary markets for these products. Operating profit declined from the prior-year period as a result of the negative effects of lower sales volume, partially offset by lower manufacturing spending and reduced selling, general and administrative expense.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics as a result of lower sales volume in the United States and Europe. Operating income declined as a result of the effects of lower sales volumes, partially offset by lower manufacturing spending and reduced selling, general and administrative expense.
Pharmaceuticals Segment Results. Sales declined slightly in the six-month period primarily as a result of a less favorable product mix. An operating profit was recorded during the first half of 2009, compared with a loss in the prior-year period, primarily due to the benefits of an improved product mix in the second quarter. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceutical business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business in 2008.

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$351,017	$506,495	$(155,478)	(30.7%)
International	406,069	716,319	(310,250)	(43.3%)

Total	$757,086	$1,222,814	$(465,728)	(38.1%)

Sales declined in all regions due to lower sales volumes resulting from the worldwide economic downturn and the resulting reduction in customer demand. Also contributing to the sales decline were reduced sales of precious metals and unfavorable changes in foreign currency exchange rates.

Summary of Cash Flows for the six months ended June 30, 2009 and 2008

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	$(40,486)	$6,693	$(47,179)	(704.9%)
Net cash used for investing activities	(22,897)	(33,926)	11,029	(32.5%)
Net cash provided by (used for) financing activities	69,449	28,550	40,899	143.3%
Effect of exchange rate changes on cash and cash equivalents	1,235	48	1,187	2,472.9%

Increase (decrease) in cash and cash equivalents	$7,301	$1,365	$5,936	434.9%

Cash flows from operating activities decreased by $47.2 million in the first half of 2009 compared with the prior-year period. In the first half of 2009, we funded $80.4 million of deposits required by financial institutions under our precious metals program. Cash flows from operating activities were also affected by the $50.6 million decrease in net income. Partially offsetting these effects was an increase of $117.3 million in cash provided by changes in inventory levels.
Within investing activities, we reduced capital expenditures to $23.0 million in the first half of 2009 from $33.0 million in the first half of 2008.
Cash flows from financing activities increased by $40.9 million, of which $31.5 million related to borrowing activity. The first half of 2009 also included $9.4 million of debt issuance costs related to an amendment of our revolving credit and term loan facility and a new domestic accounts receivable asset securitization program, while the first half of 2008 included higher dividend payments of $12.4 million
Capital Resources and Liquidity
6.50% Convertible Senior Notes
In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes due 2009. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. At June 30, 2009, we were in compliance with the covenants under the Convertible Notes’ indenture.
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
The 2009 Amended Credit Facility currently includes a $300.0 million revolving credit facility, which matures in 2011. At June 30, 2009, we had borrowed $161.7 million of the revolver and had $131.4 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2008, we had borrowed $111.8 million of the revolver and had $180.0 million available. The increase in borrowings under our revolver was driven by our decision, as discussed below, to cash collateralize certain precious metals consignment agreements.
At June 30, 2009, the 2009 Amended Credit Facility also included a term loan facility with an outstanding principal balance of $291.0 million, which matures in 2012. We make periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from July 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. We were not required to make an additional principal payment in April 2009.
We are subject to a number of restrictive covenants under our credit facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. This risk factor is described in more detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Continued weak economic conditions could impact our financial performance, making it more challenging to comply with the financial covenants. At June 30, 2009, we were in compliance with the covenants of the 2009 Amended Credit Facility.

Domestic Receivable Sales Program
We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. In June 2009, we replaced the prior program with a new program that expires in June 2010 and reduced the program’s size from $75 million to $50 million.
We legally sell these trade accounts receivable to Ferro Finance Corporation (“FFC”), which finances its acquisition of trade receivable assets by selling undivided variable percentage interests in the receivables to certain purchasers under the program. Advances by the purchasers are secured by, and repaid through collections on, the receivables owned by FFC. FFC and the purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness or financial inability to pay of the related obligor. FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, FFC ceased to meet the requirements of a QSPE and is included in our consolidated financial statements. As a result, this program is now accounted for as an on balance sheet arrangement.
At June 30, 2009, Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $87.6 million and short-term debt from advances by the purchasers for their interests in those receivables of $25.4 million. After reductions for non-qualifying receivables, there was no additional availability under the program at June 30, 2009.
Off Balance Sheet Arrangements
International Receivable Sales Programs. We maintain several international programs to sell trade accounts receivable. At June 30, 2009, the commitments supporting these programs, which can be withdrawn at any time, totaled $69.5 million, the amount of outstanding receivables sold under these programs was $19.7 million, and Ferro had received net proceeds under these programs of $16.3 million for outstanding receivables. Based on available and qualifying receivables, there was no additional availability under these programs at June 30, 2009.
Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.2 million and $2.5 million for the three and six months ended June 30, 2009, respectively. At June 30, 2009, we had on hand $88.1 million of precious metals, measured at fair value, owned by participants in our precious metals program. We also process precious metals owned by our customers.
The consignment agreements involve short-term commitments that typically mature within 30 to 180 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. During the first half of 2009, participants in our precious metals program required Ferro to deliver cash collateral to secure Ferro’s obligations arising under the consignment agreements. At June 30, 2009, Ferro had delivered $80.4 million in cash collateral, representing 91% of the value of precious metals under consignment, to induce those financial institutions to continue participating in Ferro’s precious metals program.
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

Bank Guarantees and Standby Letters of Credit. At June 30, 2009, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $13.4 million. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments.
Other Financing Arrangements
We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $24.6 million at June 30, 2009. The unused portions of these lines provided $15.9 million of additional liquidity at June 30, 2009.
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
Recent difficulties experienced in global capital markets could affect the ability or willingness of counterparties to perform under our various lines of credit, receivable sales programs, forward contracts, and precious metal lease programs. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings except for one, which is not rated. Accordingly, we do not anticipate counterparty default. However, an interruption in access to external financing could adversely affect our business prospects and financial condition.
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
Newly Issued Accounting Pronouncements
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 166”). This pronouncement amends the guidance in Statement No. 140 for derecognition of transferred financial assets. FAS No. 166 is effective for financial asset transfers occurring after the beginning of our fiscal year that begins January 1, 2010. Early adoption of FAS No. 166 is prohibited. We are in the process of evaluating the impact that the adoption of FAS No. 166 may have on our consolidated financial statements.
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS No. 167”). This pronouncement amends the consolidation guidance that applies to variable interest entities (“VIEs”). FAS No. 167 is effective for our fiscal year that begins January 1, 2010, and early adoption is prohibited. We are in the process of evaluating the impact that the adoption of FAS No. 167 may have on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“FAS No. 168”). This pronouncement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS No. 168 is effective for financial statements issued for interim and annual periods beginning with our third quarter in 2009. We do not expect the adoption of FAS No. 168 to have a material impact on our consolidated financial statements.
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
We are also subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product development, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. Most of these precious metals agreements, with purchase commitments totaling $14.9 million at June 30, 2009, are designated as normal purchase contracts and are not marked to market. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, are not marked to market, and had purchase commitments totaling $14.7 million at June 30, 2009.

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands,
	except as noted)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$3,525	$2,742
Fixed-rate debt:
Carrying amount	$157,836	$154,995
Fair value	$87,281	$85,700
Change in fair value from 1% increase in interest rate	$(2,582)	$(2,877)
Change in fair value from 1% decrease in interest rate	$2,683	$3,003
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(9,425)	$(12,724)
Change in fair value from 1% increase in interest rate	$2,379	$3,322
Change in fair value from 1% decrease in interest rate	$(2,419)	$(3,401)
Foreign currency forward contracts:
Notional amount	$186,183	$156,840
Carrying amount and fair value	$(1,416)	$(96)
Change in fair value from 10% appreciation of U.S. dollar	$4,115	$2,523
Change in fair value from 10% depreciation of U.S. dollar	$(5,029)	$(3,084)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	150	330
Carrying amount and fair value	$24	$(576)
Change in fair value from 10% change in forward prices	$23	$71
Precious metals forward contracts:
Notional amount (in troy ounces)	32	129
Carrying amount and fair value	$4	$8
Change in fair value from 10% change in forward prices	$3	$11

Item 4.	Controls and Procedures
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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
During the second quarter of 2009, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
As previously disclosed, our 2009 Amended Credit Facility effectively prohibits us from paying dividends on our preferred and common stock beginning in the second quarter of 2009.

Item 3.	Defaults Upon Senior Securities
As previously disclosed, our 2009 Amended Credit Facility effectively prohibits us from paying dividends on our preferred and common stock beginning in the second quarter of 2009. Consequently, we are currently in arrears in the payment of dividends on our Series A ESOP Convertible Preferred Stock. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the convertible preferred stock was $171,000.

Item 4.	Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on April 24, 2009, there were a total of 38,786,625 shares of common stock represented either in person or by proxy. The shareholders elected three Directors to the Ferro Corporation Board of Directors, Jennie S. Hwang, Ph.D., James F. Kirsch and William J. Sharp, to serve on the Board until the annual meeting in the year 2012. The results of the voting for Directors were as follows:

	For	Withheld Authority
Jennie S. Hwang, Ph.D.	35,058,752	3,727,872
James F. Kirsch	34,773,576	4,013,048
William J. Sharp	26,222,578	12,564,046
The terms of office for Michael H. Bulkin, Sandra Austin Crayton, Richard J. Hipple, William B. Lawrence, Michael F. Mee, Perry W. Premdas, and Dennis W. Sullivan continued after the meeting.
In addition, the shareholders also approved the ratification of the appointment of Deloitte &Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The results of the voting for this proposal were as follows: For — 36,324,218, Against — 2,396,896, and Abstain — 65,511.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The exhibits listed in the attached Exhibit Index are the exhibits required by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)

Date: August 4, 2009

/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009

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
10	Material Contracts.
10.1	Purchase Agreement, dated as of June 2, 2009, among Ferro Corporation, Ferro Color & Glass Corporation and Ferro Pfanstiehl Laboratories, Inc. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009, which Exhibit is incorporated here by reference.)
10.2	Purchase and Contribution Agreement, dated as of June 2, 2009, between Ferro Corporation and Ferro Finance Corporation. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009, which Exhibit is incorporated here by reference.)
10.3	Receivables Purchase Agreement, dated as of June 2, 2009, among Ferro Finance Corporation, Ferro Corporation, as collection agent, certain purchasers from time to time party thereto and Wachovia Bank, National Association, as agent. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009, which Exhibit is incorporated here by reference.)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.