Form 10-Q
period 2009-09-30
FERRO CORP
filed 2009-10-26
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At September 30, 2009, there were 44,929,989 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands,
	except per share amounts)
Net sales	$442,089	$590,150	$1,199,175	$1,812,964
Cost of sales	348,920	479,807	985,531	1,474,382

Gross profit	93,169	110,343	213,644	338,582
Selling, general and administrative expenses	65,918	76,943	196,526	234,243
Impairment charges	8,225	—	8,225	—
Restructuring charges	2,842	9,042	3,931	22,280
Other expense (income):
Interest expense	17,891	12,424	46,255	38,747
Interest earned	(216)	(213)	(689)	(484)
Loss on extinguishment of debt	—	5,531	—	5,531
Foreign currency losses, net	104	1,647	3,033	756
Miscellaneous (income) expense, net	(655)	237	199	3,231

(Loss) income before income taxes	(940)	4,732	(43,836)	34,278
Income tax (benefit) expense	(3,749)	876	(15,844)	14,290

Income (loss) from continuing operations	2,809	3,856	(27,992)	19,988
Income from discontinued operations, net of income taxes	—	1,259	—	4,586
Gain (loss) on disposal of discontinued operations, net of income taxes	36	(57)	(322)	(73)

Net income (loss)	2,845	5,058	(28,314)	24,501
Less: Net income attributable to noncontrolling interests	728	448	1,712	1,386

Net income (loss) attributable to Ferro Corporation	2,117	4,610	(30,026)	23,115
Dividends on preferred stock	(168)	(225)	(538)	(675)

Net income (loss) attributable to Ferro Corporation common shareholders	$1,949	$4,385	$(30,564)	$22,440

Amounts attributable to Ferro Corporation:
Income (loss) from continuing operations, net of tax	$2,081	$3,408	$(29,704)	$18,602
Income (loss) from discontinued operations, net of tax	36	1,202	(322)	4,513

	$2,117	$4,610	$(30,026)	$23,115

Per common share data
Basic and diluted earnings (loss) attributable to Ferro Corporation common shareholders:
From continuing operations	$0.04	$0.07	$(0.68)	$0.41
From discontinued operations	0.00	0.03	(0.01)	0.10

	$0.04	$0.10	$(0.69)	$0.51

Cash dividends declared	$0.00	$0.145	$0.01	$0.435
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$14,271	$10,191
Accounts and trade notes receivable, net	309,100	296,423
Inventories	181,249	256,411
Deposits for precious metals	92,330	—
Deferred income taxes	27,264	19,167
Other receivables	27,509	58,391
Other current assets	10,486	8,306

Total current assets	662,209	648,889
Other assets
Property, plant and equipment, net	443,160	456,549
Goodwill	222,403	229,665
Amortizable intangible assets, net	11,042	11,753
Deferred income taxes	150,985	134,361
Other non-current assets	68,504	62,900

Total assets	$1,558,303	$1,544,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$38,491	$8,883
Accounts payable	219,273	232,113
Income taxes	3,407	14,361
Accrued payrolls	19,979	18,695
Accrued expenses and other current liabilities	70,092	83,012

Total current liabilities	351,242	357,064
Other liabilities
Long-term debt, less current portion	582,536	561,613
Postretirement and pension liabilities	232,166	221,110
Deferred income taxes	11,778	13,011
Other non-current liabilities	32,797	34,047

Total liabilities	1,210,519	1,186,845
Series A convertible preferred stock (approximates redemption value)	9,544	11,548
Shareholders’ equity
Ferro Corporation shareholders’ equity:
Common stock	52,323	52,323
Paid-in capital	156,505	178,420
Retained earnings	370,524	401,186
Accumulated other comprehensive loss	(78,628)	(98,436)
Common shares in treasury, at cost	(171,914)	(197,524)

Total Ferro Corporation shareholders’ equity	328,810	335,969
Noncontrolling interests	9,430	9,755

Total equity	338,240	345,724

Total liabilities and shareholders’ equity	$1,558,303	$1,544,117

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Ferro Corporation Shareholders
						Accumulated
						Other
	Common Shares					Comprehensive	Non-
	in Treasury		Common	Paid-in	Retained	Income	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2007	8,753	$(202,855)	$52,323	$166,391	$468,190	$(7,765)	$9,896	$486,180
Net income					23,115		1,386	24,501
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(15,014)	290	(14,724)
Postretirement benefit liability adjustments						2,676		2,676
Raw material commodity swap adjustments						454		454
Interest rate swap adjustments						456		456

Total comprehensive income								13,363
Cash dividends:
Common					(18,883)			(18,883)
Preferred					(675)			(675)
Income tax expense				32				32
Stock-based compensation transactions	(173)	2,606		682				3,288
Issuance of Convertible Notes				12,406				12,406
Distributions to noncontrolling interests							(1,254)	(1,254)
Adjustment to initially apply FAS No. 158 as of January 1, 2008					(505)	366		(139)

Balances at September 30, 2008	8,580	$(200,249)	$52,323	$179,511	$471,242	$(18,827)	$10,318	$494,318

Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(30,026)		1,712	(28,314)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						17,541	(1)	17,540
Postretirement benefit liability adjustments						163		163
Raw material commodity swap adjustments						577		577
Interest rate swap adjustments						1,527		1,527

Total comprehensive loss								(8,507)
Cash dividends:
Common					(437)			(437)
Preferred					(199)			(199)
Income tax expense				1				1
Stock-based compensation transactions	(1,038)	25,610		(21,916)				3,694
Distributions to noncontrolling interests							(2,036)	(2,036)

Balances at September 30, 2009	7,394	$(171,914)	$52,323	$156,505	$370,524	$(78,628)	$9,430	$338,240

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(28,314)	$24,501
Depreciation and amortization	63,501	55,596
Precious metals deposits	(92,330)	—
Accounts and trade notes receivable	(5,531)	(13,270)
Inventories	77,477	(45,980)
Accounts payable	(10,758)	(2,781)
Other changes in current assets and liabilities, net	8,774	(3,147)
Other adjustments, net	(18,263)	(15,249)

Net cash used for continuing operations	(5,444)	(330)
Net cash (used for) provided by discontinued operations	(325)	2,168

Net cash (used for) provided by operating activities	(5,769)	1,838
Cash flows from investing activities
Capital expenditures for property, plant and equipment of continuing operations	(30,704)	(49,695)
Capital expenditures for property, plant and equipment of discontinued operations	—	(2,110)
Expenditures for other assets	—	(3,400)
Proceeds from sale of assets and businesses	104	586
Dividends received from affiliates	169	336

Net cash used for investing activities	(30,431)	(54,283)
Cash flows from financing activities
Net borrowings under short-term facilities	29,128	2,102
Proceeds from convertible notes	—	172,500
Proceeds from revolving credit facility	561,624	756,440
Entinguishment of 9 1/8% notes	—	(205,269)
Principal payments on revolving credit facility	(542,027)	(638,227)
Principal payments on term loan facility	(2,287)	(8,689)
Debt issue costs	(9,367)	(5,462)
Cash dividends paid	(636)	(19,558)
Other financing activities	748	1,522

Net cash provided by financing activities	37,183	55,359
Effect of exchange rate changes on cash and cash equivalents	3,097	(415)

Increase in cash and cash equivalents	4,080	2,499
Cash and cash equivalents at beginning of period	10,191	12,025

Cash and cash equivalents at end of period	$14,271	$14,524

Cash paid during the period for:
Interest	$37,985	$46,247
Income taxes	$8,221	$8,379
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results expected in subsequent quarters or for the full year. We evaluated subsequent events through October 26, 2009, when the financial statements were issued.
2. Accounting Standards Adopted in the Nine Months Ended September 30, 2009
On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, which are codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 805, Business Combinations. These statements require more acquired assets and assumed liabilities to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition-related costs in preacquisition periods to be expensed. We will apply these standards to any business combination beginning in 2009 and therefore, adoption of these standards did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF No. 08-7”), which is codified in ASC Subtopic 350-30, General Intangibles Other than Goodwill. This pronouncement requires us to prospectively account for an acquired defensive asset as a separate unit of accounting and assign it a useful life based on the period during which the asset would diminish in value. With our adoption of FAS No. 141(R) also on January 1, 2009, we will assign an acquired defensive asset a fair value based on what a willing market participant would pay for such an asset and amortize it over the time period that a market participant would derive cash flows from the asset. Impairment testing will be performed on defensive assets with finite lives under ASC Topic 360, Property, Plant, and Equipment, and those with infinite lives under ASC Topic 350, Intangibles – Goodwill and Other. We will apply this standard to any business combination or any acquisition of a defensive asset beginning in 2009 and therefore, the adoption of EITF No. 08-7 did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”), which is codified primarily in ASC Subtopic 350-30, General Intangibles Other than Goodwill. This pronouncement prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350, Intangibles – Goodwill and Other. We amended our policies to establish the useful life of intangible assets considering the period of expected cash flows to be received from the intangible asset based on the expected use of the asset and our historical experience in renewing or extending similar arrangements. In the absence of that experience, we consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset by market participants. Annually, we will disclose our accounting policy for costs incurred to extend or renew recognized intangible assets and the weighted-average period prior to the next renewal or extension by major intangible class. Adoption of FSP No. FAS 142-3 did not have a material effect on our consolidated financial statements.

On January 1, 2009, we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“FAS No. 160”), which is codified in ASC Topic 810, Consolidation. Under this statement, noncontrolling interests (e.g., minority interests) in subsidiaries are measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to noncontrolling interests is included in consolidated net income. FAS No. 160 requires entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, we classified minority interests in consolidated subsidiaries of $9.4 million at September 30, 2009, and $9.8 million at December 31, 2008, in equity, and included net income attributable to minority interests of $0.7 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively, in consolidated net income.
On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which is codified in ASC Topic 815, Derivatives and Hedging. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The additional disclosures about our derivative and hedging activities did not have a material impact on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”), which is codified primarily in ASC Subtopic 470-20, Debt with Conversion and Other Options. This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is to be applied retrospectively. As a result, the carrying value of the liability component of the 6.50% Convertible Senior Notes was reduced by $16.5 million and $19.0 million at September 30, 2009, and December 31, 2008, respectively. Related deferred tax liabilities were increased by $7.0 million and $7.0 million, paid-in capital was increased by $12.4 million and $12.4 million, and retained earnings was decreased by $2.3 million and $0.7 million at September 30, 2009, and December 31, 2008, respectively. Loss from continuing operations was increased by $0.6 million and $0.2 million, net loss was increased by $0.6 million and $0.2 million, and basic and diluted loss per share was increased by $0.01 and $0.01 for the three months ended September 30, 2009 and 2008, respectively. Loss from continuing operations was increased by $1.6 million and $0.2 million, net loss was increased by $1.6 million and $0.2 million, and basic and diluted loss per share was increased by $0.03 and $0.01 for the nine months ended September 30, 2009 and 2008, respectively.
On January 1, 2009, we adopted EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF No. 07-5”), which is codified primarily in ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Topic 815, Derivatives and Hedging, specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying this topic. EITF No. 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. Adoption of EITF No. 07-5 did not change the conclusions we reached in the adoption of FSP No. APB 14-1 and, therefore, did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, (“EITF No. 08-6”), which is codified in ASC Topic 323, Investments – Equity Method and Joint Ventures. This pronouncement changes the way we account for equity method investments. Among other things, it requires us to determine the initial carrying value of an equity method investment by applying the cost accumulation model and to account for share issuances by the investee as a proportionate sale of its investment. EITF No. 08-6 is to be applied prospectively, and its adoption did not have an effect on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets, which is codified in ASC Subtopic 715-20, Defined Benefit Plans - General. This pronouncement requires for annual periods more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Other than for some additional disclosures in our Annual Report on Form 10-K, adoption of this FASB Staff Position will not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements, for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which had been delayed by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. Both pronouncements are codified in ASC Topic 820, Fair Value Measurements and Disclosures. Adoption of these provisions had no effect on our consolidated financial statements.
On January 1, 2009, we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is codified in ASC Topic 260, Earnings Per Share. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. Adoption of this FASB Staff Position did not have a material effect on our consolidated financial statements.
On January 1, 2009, we early adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP No. FAS 157-4”), which is codified in ASC Topic 820, Fair Value Measurements and Disclosures. This pronouncement provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP No. FAS 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. Adoption of this FASB Staff Position did not have a material effect on our consolidated financial statements.
On January 1, 2009, we early adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is codified in ASC Topic 825, Financial Instruments. This pronouncement expands the fair value disclosures for financial instruments to interim periods for publicly traded entities. It also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods. Adoption of this FASB Staff Position did not have a material effect on our consolidated financial statements.
On January 1, 2009, we early adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is codified in ASC Topic 320, Investments – Debt and Equity Securities. This pronouncement modifies the existing other-than-temporary impairment model for investments in debt securities and amends disclosure provisions for investments in debt and equity securities. Adoption of this FASB Staff Position did not have an effect on our consolidated financial statements.
On April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events, (“FAS No. 165”), which is codified in ASC Topic 855, Subsequent Events. This statement establishes principles and requirements for management’s evaluation of events or transactions occurring after the balance sheet date for potential recognition or disclosure, the circumstances under which those events or transactions are recognized, and the related disclosures. Adoption of FAS No. 165 did not have a material effect on our consolidated financial statements.
On September 30, 2009, we adopted FASB Accounting Standards Update (“ASU”) 2009-01, Topic 105 – Generally Accepted Accounting Principles, (“ASU 2009-01”). This pronouncement establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be used by nongovernmental entities in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. Adoption of ASU 2009-01 did not have a material effect on our consolidated financial statements.
On September 30, 2009, we early adopted ASU 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value, (“ASU 2009-05”), which is codified in ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 requires that when a quoted price in an active market for the identical liability is not available, the liability’s fair value is measured with a valuation technique that uses the quoted price for the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or with another valuation technique consistent with the principles of ASC Topic 820. Adoption of ASU 2009-05 did not have an effect on our financial statements.

3. Newly Issued Accounting Pronouncements
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“FAS No. 166”), which is not yet codified. This pronouncement amends guidance in ASC Topic 860, Transfers and Servicing, for derecognition of transferred financial assets. FAS No. 166 is effective for financial asset transfers occurring after the beginning of our fiscal year that begins January 1, 2010. Early adoption of FAS No. 166 is prohibited. We are evaluating the impact that the adoption of FAS No. 166 may have on our consolidated financial statements.
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS No. 167”), which is not yet codified. This pronouncement amends the consolidation guidance that applies to variable interest entities (“VIEs”). FAS No. 167 is effective for our fiscal year that begins January 1, 2010, and early adoption is prohibited. We are evaluating the impact that the adoption of FAS No. 167 may have on our consolidated financial statements.
4. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Raw materials	$52,245	$82,837
Work in process	38,578	43,224
Finished goods	90,426	130,350

Total	$181,249	$256,411

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.9 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.4 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals program of $82.0 million at September 30, 2009, and $104.2 million at December 31, 2008, measured at fair value based on market prices for identical assets.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $643.8 million at September 30, 2009, and $579.8 million at December 31, 2008. Unpaid capital expenditure liabilities, representing noncash investing activities, were $8.8 million at September 30, 2009, and $11.7 million at September 30, 2008.
6. Goodwill and Other Intangible Assets
A summary of goodwill activity follows:

(Dollars in
thousands)
Balance at December 31, 2008	$229,665
Impairment	(8,225)
Currency translation adjustments	963

Balance at September 30, 2009	$222,403

Details of amortizable intangible assets follow:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Patents	$5,851	$5,775
Other	14,492	14,451

Total gross amortizable intangible assets	20,343	20,226
Accumulated amortization	(9,301)	(8,473)

Amortizable intangible assets, net	$11,042	$11,753

Amortization expense for amortizable intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. Aggregate amortization expense for intangible assets is expected to be $0.9 million annually in the years 2009 through 2013.
We test goodwill for impairment annually using October 31st as our annual assessment date, primarily due to the timing of our annual budgeting process, or more frequently if we believe indicators of impairment exist. ASC Subtopic 350-20, Goodwill, requires an assessment consisting of two steps. In the first step, we test goodwill for impairment by comparing the fair value of each reporting unit that has goodwill against its carrying value, including the allocation of certain corporate assets and liabilities. If the carrying value of the reporting unit exceeds its fair value, we perform a second step to measure impairment.
We estimate the fair values of all reporting units using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of a reporting unit’s fair value. The income approach uses projected cash flows attributable to the reporting unit over the useful life and discounted to its present value. The market approach estimates a price reasonably expected to be realized from the sale of similar businesses. Factors considered in both of these approaches included projections of our future operating results, anticipated future cash flows, comparable marketplace data adjusted for our industry grouping, and the cost of capital. These factors contain significant unobservable inputs (Level 3), primarily internally developed cash flow projections.
In 2008, our Tile Coating Systems and Specialty Plastics businesses had indicators of impairment but the step two analyses required to complete the measurement of the amount of goodwill impairment was not completed prior to the issuance of our December 31, 2008 financial statements. As a result, at December 31, 2008, we recorded estimated goodwill impairments of $41.4 million for the Tile Coating Systems business and $17.0 million related to the Specialty Plastics business. These impairments fully impaired the goodwill for each of these reporting units, based upon the available evidence and analysis performed to date and the amounts were included in impairment charges in the consolidated statements of operations for the year ended December 31, 2008. Upon completion of the step two analyses in 2009, there were no adjustments necessary.
The significant decrease in the market price of the Company’s common stock at the end of February 2009 was an indicator of potential goodwill impairment. At that time we compared the carrying value of all reporting units that had goodwill against their fair values and determined that all fair values exceeded the respective carrying values. We believe that the factors leading to the overall decline in market capitalization were primarily attributable to Ferro Corporation and unrelated to our reporting units.
In the third quarter of 2009, an indicator of potential goodwill impairment for our Pharmaceuticals business was triggered by changes made to the assumptions used to determine valuation under the market approach. We compared the carrying value of this reporting unit against its fair value, and determined that the carrying value exceeded the fair value. The step two analyses required to complete the measurement of the amount of goodwill impairment are not complete. As a result, at September 30, 2009, we recorded an estimated goodwill impairment charge of $8.2 million for the Pharmaceuticals business. We believe that this impairment charge, which fully impairs the goodwill for this business, is our best estimate based upon the available evidence and the analysis performed to date. The amount is included in impairment charges in the Condensed Consolidated Statements of Operations and may be adjusted upon the completion of the step two analyses in the fourth quarter of 2009.

7. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Loans payable to banks	$5,445	$4,754
Accounts receivable asset securitization program	28,557	—
Current portion of long-term debt	4,489	4,129

Total	$38,491	$8,883

Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes, net of unamortized discounts	$156,004	$153,451
Revolving credit facility	131,400	111,803
Term loan facility	290,211	292,498
Capitalized lease obligations	6,637	6,447
Other notes	2,773	1,543

	587,025	565,742
Less current portion	(4,489)	(4,129)

Total	$582,536	$561,613

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
We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. Contractual interest was $2.8 million and $1.3 million and amortization of the liability discount was $0.9 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. Contractual interest was $8.4 million and $1.3 million and amortization of the liability discount was $2.6 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the remaining period over which the liability discount will be amortized was 3.9 years. The unamortized liability discount was $16.5 million at September 30, 2009, and $19.0 million at December 31, 2008. The carrying amount of the equity component was $12.4 million at September 30, 2009, and $12.4 million at December 31, 2008.

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
The 2009 Amended Credit Facility currently includes a $300.0 million revolving credit facility, which matures in 2011. We had $161.7 million at September 30, 2009, and $180.0 million at December 31, 2008, available under the revolving credit facility, after reductions for standby letters of credit secured by this facility. At September 30, 2009, the 2009 Amended Credit Facility also included a term loan facility with an outstanding principal balance of $290.2 million, which matures in 2012. We make periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from October 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. We were not required to make an additional principal payment in April 2009.

The interest rates under the 2009 Amended Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At September 30, 2009, the average interest rate for revolving credit borrowings was 6.5%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 9.1%. At December 31, 2008, the average interest rate was 2.6% for revolving credit borrowings and 6.5% for term loan borrowings.
We are subject to a number of restrictive covenants under our credit facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. Continued weak economic conditions could impact our financial performance, making it more challenging to comply with the financial covenants. At September 30, 2009, we were in compliance with the covenants of the 2009 Amended Credit Facility.
On October 26, 2009, we amended our 2009 Amended Credit Facility, the effectiveness of which is conditioned upon, among other things, receipt of gross proceeds of at least $150.0 million from an offering of common stock. See Note 18, Subsequent Event.
Receivable Sales Programs
We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs were $1.6 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, and $2.4 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively, and are reported as interest expense.
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
Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $95.3 million at September 30, 2009, and $90.3 million at December 31, 2008, and short-term debt from advances by the purchasers for their interests in those receivables of $28.6 million at September 30, 2009, and $-0- at December 31, 2008. After reductions for non-qualifying receivables, availability under the program was $-0- at September 30, 2009, and $56.8 million at December 31, 2008.

Activity from this program for the nine months ended September 30, 2008, when this program was accounted for as an off balance sheet arrangement, is detailed below:

(Dollars in
thousands)
Trade accounts receivable sold to FFC	$840,151
Cash proceeds from FFC	840,405
Trade accounts receivable collected and remitted to FFC and the conduits	820,027
Servicing fees from FFC	444
In addition, we maintain several international programs to sell trade accounts receivable to financial institutions. The commitments supporting these programs can be withdrawn at any time and totaled $72.5 million at September 30, 2009, and $81.7 million at December 31, 2008. The amount of outstanding receivables sold under the international programs was $17.6 million at September 30, 2009, and $30.5 million at December 31, 2008. Ferro had received net proceeds under the international programs of $13.2 million at September 30, 2009, and $16.7 million at December 31, 2008, for outstanding receivables. Based on available and qualifying receivables, availability under these programs was $-0- at September 30, 2009, and $26.4 million at December 31, 2008. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions. Servicing fees are not material.
Activity from these programs for the nine months ended September 30 is detailed below:

	2009	2008
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$84,675	$186,054
Cash proceeds from financial institutions	93,853	184,628
Trade accounts receivable collected and remitted to financial institutions for programs where we provide collection and administrative services	27,394	60,863
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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes	$156,004	$150,705	$153,451	$84,725
Revolving credit facility	131,400	126,102	111,803	88,757
Term loan facility	290,211	275,221	292,498	225,731
Other notes	2,773	1,752	1,543	975

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
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed rate. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. The interest rate swaps were moved to Level 3 within the fair value hierarchy as of the beginning of the second quarter of 2009 because the assumption about the creditworthiness of the Company was not an observable market-based input nor an unobservable input that could be corroborated by market data for sufficiently similar financial instruments. We based our assumption about the creditworthiness of the Company on the assumption implicit in the bid price of our Convertible Notes, adjusted by us for differences between these financial instruments in their conversion, security and liquidity features. The estimated net amount of existing losses at September 30, 2009, that is expected to be recognized in earnings within the next twelve months is $5.4 million.
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $190.2 million at September 30, 2009, and $156.8 million at December 31, 2008.
Raw material commodity swaps. We reduce our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of a portion of these commodities that will be purchased during the next twelve months. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on market prices for comparable contracts. We had raw material commodity swap arrangements for 75 metric tons of base metals at September 30, 2009, and 330 metric tons at December 31, 2008. The estimated net amount of existing gains at September 30, 2009, that is expected to be recognized in earnings within the next twelve months is not material.
Precious metals forward contracts. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Most of these agreements are designated as normal purchase contracts, which are not considered to be derivatives, and had purchase commitments totaling $15.3 million at September 30, 2009, and $5.5 million at December 31, 2008. Any remaining precious metal contracts are considered to be derivatives, but are not formally designated as hedges. The fair value of these precious metal derivatives is based on market prices for comparable contracts. We had no precious metal derivatives at September 30, 2009, and we had precious metal derivatives for 129 troy ounces at December 31, 2008.

The following table presents the fair value of derivative instruments on our consolidated balance sheets:

	September 30,	December 31,
	2009	2008	Balance Sheet Location
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Asset derivatives:
Raw material commodity swaps	$42	$—	Other receivables

Liability derivatives:
Interest rate swaps	$(10,352)	$(12,724)	Other non-current liabilities
Raw material commodity swaps	—	(576)	Accrued expenses and other current liabilities

Total fair value	$(10,352)	$(13,300)

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$—	$1,621	Other receivables
Foreign currency forward contracts	956	230	Accrued expenses and other current liabilities
Precious metals forward contracts	—	8	Other receivables

Total fair value	$956	$1,859

Liability derivatives:
Foreign currency forward contracts	$—	$(1,140)	Other receivables
Foreign currency forward contracts	(1,650)	(807)	Accrued expenses and other current liabilities

Total fair value	$(1,650)	$(1,947)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

	September 30, 2009				December 31,
	Level 1	Level 2	Level 3	Total	2008
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$—	$—	$—	$—	$480
Raw material commodity swaps	—	42	—	42	—
Precious metals forward contracts	—	—	—	—	8

Total fair value	$—	$42	$—	$42	$488

Liabilities
Interest rate swaps	$—	$—	$(10,352)	$(10,352)	$(12,724)
Foreign currency forward contracts	—	(694)	—	(694)	(576)
Raw material commodity swaps	—	—	—	—	(576)

Total fair value	$—	$(694)	$(10,352)	$(11,046)	$(13,876)

A reconciliation of the beginning and ending balances of the financial instruments in Level 3 is as follows:

	Three	Nine
	months ended
	September 30, 2009
	(Dollars in thousands)
Beginning balance	$(9,425)	$—
Total losses included in other comprehensive income	(2,827)	(1,802)
Settlements	1,900	3,544
Transfers in and/or out of Level 3	—	(12,094)

Ending balance	$(10,352)	$(10,352)

The following table presents the effect of derivative instruments on our consolidated financial performance for the nine months ended September 30:

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
	Recognized in OCI		into Income		Reclassified from
	2009	2008	2009	2008	AOCI into Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(2,708)	$(1,707)	$(5,080)	$(2,415)	Interest expense
Raw material commodity swaps	56	(1,681)	(1,108)	(2,420)	Cost of sales

Total	$(2,652)	$(3,388)	$(6,188)	$(4,835)

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain (Loss)
	2009	2008	in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$(12,970)	$2,925	Foreign currency gains (losses), net
Precious metals forward contracts	16	1,593	Cost of sales
Precious metals forward contracts	(8)	(747)	Miscellaneous income (expense), net

Total	$(12,962)	$3,771

9. Income Taxes
Income tax benefit for the nine months ended September 30, 2009 was $15.8 million, or 36.1 percent of pre-tax loss, compared with income tax expense of $14.3 million, or 41.7 percent of pre-tax income, in the prior-year nine months ended September 2008. The primary reason for the decrease in the effective tax rate was a change in the mix of income and losses reported by country, partially offset by an increase to the deferred tax asset for research credits.
The Company has recorded deferred tax assets of $21.1 million for foreign net operating loss carryforwards and $45.0 million in credit carryforwards. While some of these assets have an indefinite expiration date, others will expire in varying amounts between 2011 and 2028. Realization of these assets is dependent on generating sufficient future taxable income and tax liabilities to offset the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of these deferred tax assets will be utilized. The amount of these deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Additionally, under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change income may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of the Company’s common stock. At September 30, 2009, the Company had reached a 40% threshold as calculated under Section 382 of the Internal Revenue Code. Accordingly, it is possible that a combination of past and future transactions involving the Company’s common stock will cause an ownership change to occur that would limit the Company’s ability to use its existing net operating loss carryforwards and other tax attributes. At September 30, 2009, the Company’s ability to use these attributes had not been limited.
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

10. Contingent Liabilities
The Company has been named in six indirect purchaser class action lawsuits seeking monetary damages and injunctive relief from alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry. The United States Department of Justice had investigated possible antitrust violations in the plastics additive industry and closed its investigation without taking any action against the Company or any of its current or former employees. The Company was named in two direct purchaser lawsuits relating to the subject of the Department of Justice investigation, settled those suits without admitting to any of the alleged violations, and continues to deny any wrongdoing. The Company intends to vigorously defend these six remaining indirect purchaser civil actions, which are all in their early stages; therefore, the Company cannot determine the outcome of these lawsuits at this time.
There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.
The Company had bank guarantees and standby letters of credit issued by financial institutions, which totaled $13.1 million at September 30, 2009, and $13.9 million at December 31, 2008. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.
11. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$7	$50	$1,095	$1,308	$4	$16
Interest cost	5,235	5,177	2,743	2,955	719	731
Expected return on plan assets	(3,863)	(5,663)	(1,841)	(2,148)	—	—
Amortization of prior service cost	24	25	(107)	29	(437)	(411)
Net amortization and deferral	3,845	624	274	53	—	—
Curtailment and settlement effects	—	—	—	(133)	—	—

Net periodic benefit cost	$5,248	$213	$2,164	$2,064	$286	$336

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the nine months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$22	$150	$3,143	$4,366	$11	$48
Interest cost	15,707	15,531	7,839	8,934	2,158	2,193
Expected return on plan assets	(11,590)	(16,989)	(5,254)	(6,484)	—	—
Amortization of prior service cost	73	75	(305)	78	(1,311)	(1,233)
Net amortization and deferral	11,535	1,872	780	165	—	—
Curtailment and settlement effects	—	—	—	(133)	—	—

Net periodic benefit cost	$15,747	$639	$6,203	$6,926	$858	$1,008

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
12. Stock-Based Compensation
The following table contains the total stock-based compensation expense recorded in selling, general and administrative expense for the nine months ended September 30:

	2009	2008
	(Dollars in thousands)
Stock options	$1,356	$1,753
Performance shares	35	187
Deferred stock units	118	411
Restricted shares	371	307

Total	$1,880	$2,658

The following table contains information regarding the stock-based compensation as of and for the nine-month period ended September 30, 2009:

			Aggregate
		Weighted-	Grant Date	Remaining
	Number of	Average Fair	Fair Value of	Service or
	Shares or	Value per	Shares or	Performance
	Units Granted	Share or Unit	Units Granted	Period
			(Dollars in
			thousands)	(In years)
Stock options	676,700	$0.49	$335	3.5
Deferred stock units	34,200	1.33	45	0.4
Restricted shares	142,100	1.37	194	2.4

The stock-based compensation transaction in shareholders’ equity consisted of the following for the nine months ended September 30, 2009:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	—	$—	$1,356
Performance shares, net	181	(594)	439
Deferred stock units	(34)	835	(718)
Directors’ deferred compensation	—	(757)	757
Preferred stock conversions	(1,070)	23,394	(21,389)
Restricted shares	(115)	2,732	(2,361)

Total	(1,038)	$25,610	$(21,916)

13. Restructuring and Cost Reduction Programs
During the first nine months of 2009, we continued several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with North America and Europe. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.
To date, we have made substantial progress on the restructuring activities, including exiting manufacturing facilities and eliminating positions, which resulted in total restructuring charges of $7.8 million and $23.0 million incurred in the first nine months of 2009 and 2008, respectively, with $3.9 million and $22.3 million, respectively, included in restructuring charges on the Condensed Consolidated Statements of Operations and the remaining $3.9 million and $0.7 million, respectively, recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed.
The following restructuring programs had significant activities in the first nine months of 2009:
Restructuring Program in Rotterdam, Netherlands
In the second quarter of 2009, a full environmental investigation of the facility was conducted, and the result of the investigation significantly reduced our assessment of potential environmental liability by $3.7 million from the amount previously recorded in restructuring charges in 2007. As a result of this reduction in environmental reserve, a $3.2 million credit to restructuring charges was recorded at this facility in the first nine months of 2009. Included in property, plant and equipment is $1.4 million of assets classified as held for sale representing the building located on this Rotterdam site.
Restructuring Program in Limoges, France
In January 2009, we initiated additional restructuring activities within our Inorganic Specialties operations in Europe. We plan to discontinue smelting, milling and other manufacturing operations in Limoges, France. These activities will be consolidated at other Company facilities in St. Dizier, France; Frankfurt, Germany; Colditz, Germany; and Almazora, Spain. In addition, all sales, technical service and research and development activities currently being done in Limoges will be transferred to St. Dizier and Frankfurt. The restructuring action is expected to be substantially completed at the end of 2010. When the restructuring is completed, the Limoges site will be closed.
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

As of September 30, 2009, the Limoges restructuring resulted in a workforce reduction of 38 employees. For the nine months ended September 30, 2009, we incurred approximately $6.1 million in total restructuring charges at this facility, of which $0.4 million were recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed. The remaining $5.7 million, primarily for employee severance costs, are included in restructuring charges.
Restructuring Program in Nules, Spain
In June 2009, we initiated additional restructuring activities at our Inorganic Specialty operation in Nules, Spain, and suspended the production of tile coatings at this site, with production consolidated at our facility in Almazora, Spain. As a result of the restructuring actions, we expect to eliminate 35 positions. We expect to record pre-tax charges of approximately $5.7 million. For the nine months ended September 30, 2009, we incurred $3.8 million in total restructuring charges at this facility, with $3.3 million recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed. As of September 30, 2009, the restructuring activity resulted in a workforce reduction of seven employees, and the associated severance costs incurred were not material. The remaining $0.5 million, primarily for other costs, are included in restructuring charges.
Restructuring Program in Penn Yan, New York
In April 2009, we initiated additional restructuring activities within our Electronic Materials operation in Penn Yan, New York. The program is associated with planned elimination of some Multi-Layer Ceramic Capacitor (“MLCC”) research and testing capability in Penn Yan. As of September 30, 2009, the Penn Yan restructuring resulted in a workforce reduction of 13 employees, and we incurred costs of $0.4 million, primarily for employee severance.
Other Restructuring Programs
There have been no significant changes in remaining restructuring programs. In the first nine months of 2009, the charges from these programs totaled $0.5 million, primarily for additional severance and other costs.
We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other
	Benefits	Costs	Total
	(Dollars in thousands)
Balance at December 31, 2008	$1,206	$5,102	$6,308
Restructuring charges	5,222	(1,291)	3,931
Cash payments	(6,194)	(2,470)	(8,664)
Currency translation adjustment	(66)	229	163
Non-cash items	5	—	5

Balance at September 30, 2009	$173	$1,570	$1,743

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

14. Discontinued Operations
In the fourth quarter of 2008, we sold our Fine Chemicals business. The following operations of the Fine Chemicals business for the three and nine months ended September 30, 2008, were removed from continuing operations and included in discontinued operations in the Company’s Condensed Consolidated Statements of Operations.

	Three	Nine
	months ended
	September 30, 2008
	(Dollars in thousands)
Net sales	$18,438	$53,276
Cost of sales	14,770	41,144

Gross profit	3,668	12,132
Selling, general and administrative expenses	1,332	3,880
Other expense:
Interest expense	422	1,342
Foreign currency transactions, net	13	13
Miscellaneous expense, net	41	41

Income from discontinued operations before income taxes	1,860	6,856
Income tax expense	601	2,270

Income from discontinued operations, net of income taxes	$1,259	$4,586

Gain (loss) on disposal of discontinued operations consists of adjustments to the gross proceeds, net assets sold or transaction costs related to the sale of the Fine Chemicals business and residual legal and environmental costs directly related to the Powder Coatings, Petroleum Additives and Specialty Ceramics businesses, which were sold in 2002 and 2003.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Gain (loss) on disposal of discontinued operations before income tax expense (benefit)	$63	$(94)	$(519)	$(120)
Income tax expense (benefit)	27	(37)	(197)	(47)

Gain (loss) on disposal of discontinued operations, net of income tax expense (benefit)	$36	$(57)	$(322)	$(73)

We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $2.9 million at September 30, 2009, and $3.0 million at December 31, 2008, for these matters.

15. Per Share Amounts from Continuing Operations
Details of the calculation of basic and diluted earnings (loss) per share are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands,
	except per share amounts)
Basic earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$1,949	$4,385	$(30,564)	$22,440
Adjustment for (income) loss from discontinued operations	(36)	(1,202)	322	(4,513)

	$1,913	$3,183	$(30,242)	$17,927

Weighted-average common shares outstanding	44,711	43,636	44,593	43,638

Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.04	$0.07	$(0.68)	$0.41

Diluted earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$1,949	$4,385	$(30,564)	$22,440
Adjustment for (income) loss from discontinued operations	(36)	(1,202)	322	(4,513)
Plus: Convertible preferred stock	—	—	—	—

	$1,913	$3,183	$(30,242)	$17,927

Weighted-average common shares outstanding	44,711	43,636	44,593	43,638
Assumed exercise of stock options	265	161	—	—
Assumed satisfaction of deferred stock unit conditions	20	20	—	11
Assumed conversion of convertible notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—

Weighted-average diluted shares outstanding	44,996	43,817	44,593	43,649

Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.04	$0.07	$(0.68)	$0.41

16. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss)	$2,845	$5,058	$(28,314)	$24,501
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,567	(36,255)	17,540	(14,724)
Postretirement benefit liability adjustments	(498)	3,090	163	2,676
Raw material commodity swap adjustments	18	(1)	577	454
Interest rate swap adjustments	(598)	(150)	1,527	456

Comprehensive income (loss)	14,334	(28,258)	(8,507)	13,363
Less: Comprehensive income attributable to noncontrolling interests	731	454	1,711	1,676

Comprehensive income (loss) attributable to Ferro Corporation	$13,603	$(28,712)	$(10,218)	$11,687

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
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Performance Coatings	$129,499	$162,523	$355,420	$501,819
Electronic Materials	113,210	155,122	296,269	452,317
Color and Glass Performance Materials	88,498	115,013	232,264	374,083
Polymer Additives	67,660	93,081	190,105	284,107
Specialty Plastics	39,040	58,097	110,833	183,499
Pharmaceuticals	4,182	6,314	14,284	17,139

Total net sales	$442,089	$590,150	$1,199,175	$1,812,964

Below are each segment’s income (loss) and reconciliations to income (loss) before taxes from continuing operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Performance Coatings	$14,518	$12,135	$20,144	$34,400
Electronic Materials	13,129	17,095	21,933	43,527
Color and Glass Performance Materials	7,815	9,712	7,583	40,695
Polymer Additives	4,386	4,385	7,863	11,703
Specialty Plastics	2,977	2,796	7,148	7,520
Pharmaceuticals	(1,316)	656	(989)	199

Total segment income	41,509	46,779	63,682	138,044
Unallocated corporate expenses	14,258	13,379	46,564	33,705
Impairment charges	8,225	—	8,225	—
Restructuring charges	2,842	9,042	3,931	22,280
Interest expense	17,891	12,424	46,255	38,747
Other expense, net	(767)	7,202	2,543	9,034

(Loss) income before income taxes from continuing operations	$(940)	$4,732	$(43,836)	$34,278

We sell our products throughout the world, and we attribute sales to countries based on the country where we generate the customer invoice. We have detailed net sales by geographic region in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
United States	$198,521	$270,541	$549,538	$777,036
Spain	66,249	90,459	188,465	290,353
Other international	177,319	229,150	461,172	745,575

Total net sales	$442,089	$590,150	$1,199,175	$1,812,964

18. Subsequent Event
On October 26, 2009, we amended and restated our 2009 Amended Credit Facility. The effectiveness of the amendment and restatement is conditioned, among other things, upon our receipt of at least $150.0 million in gross proceeds from an offering of common stock. The 2009 Amended Credit Facility, as amended and restated, extends the maturity of the revolving commitments through June 6, 2012. Pursuant to the 2009 Amended Credit Facility, as amended and restated, $100 million of revolving loans are being converted into new term loans that also mature on June 6, 2012. The new term loans will have terms substantially similar to the existing term loans.
In addition, the amendment and restatement of the 2009 Amended Credit Facility will: modify the maximum permitted leverage ratio; modify the minimum permitted fixed charge coverage ratio; delete the minimum EBITDA covenant; require application of the net proceeds from the equity offering in excess of $50 million to repay outstanding term loans; modify our obligations to apply the net proceeds of dispositions to repay outstanding revolving and term loans; step down the portion of the annual excess cash flow required to be used to repay outstanding loans depending on the leverage ratio; increase the amount of indebtedness our foreign subsidiaries may incur based on the leverage ratio; allow payment of dividends to holders of Series A preferred shares; eliminate the cap on the amount of cash we may deliver to secure our obligations arising under our precious metals program; and limit the amount of cash or cash equivalents we may hold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Customer demand improved in the three months ended September 30, 2009, compared with the first and second quarters of 2009, but demand continued to be lower than in the third quarter of 2008. Our customers’ inventory reductions appear to have moderated, which contributed to our sequential sales increases during the third quarter.
Net sales declined by 25.1 percent in the three months ended September 30, 2009, compared with the prior-year period. Net sales increased 10.7 percent, sequentially, compared with the second quarter of 2009. Compared with the prior-year period, sales declined in all segments and in all regions as a result of the worldwide economic downturn. The primary driver of the sales decline was lower sales volume, including reduced sales of precious metals. Lower precious metals sales contributed approximately 3 percentage points to the overall net sales decline. Lower product prices and changes in product mix accounted for approximately 6 percentage points of the sales decline during the quarter. Product prices moved lower in the quarter generally in line with lower raw material costs. Changes in foreign currency exchange rates were responsible for approximately 1 percentage point of the sales decline.
The cost of raw materials and energy declined in the quarter, in aggregate, compared with raw material and energy costs in the prior-year period. Reductions in product prices offset much of the benefit of lower raw material costs and contributed to the lower net sales for the quarter.
Selling, general and administrative (“SG&A”) expense declined as a result of initiatives to reduce staffing and lower spending that were taken in response to our reduced sales levels. An increase in pension expense partially offset the expense reduction initiatives.
We recorded an $8.2 million impairment of goodwill related to our Pharmaceuticals business during the third quarter. The impairment was triggered by changes made to the assumptions used to determine valuation under the market approach.
Restructuring charges were recorded in the quarter, primarily related to manufacturing rationalization activities in Europe and other cost reduction activities. Restructuring charges were lower than in the prior-year period.
Interest expense increased during the third quarter of 2009 compared with the prior-year period primarily as a result of higher average borrowing levels and higher interest rates. The requirement to provide cash collateral for precious metal leases was a major contributor to the increased borrowing levels. As a result of an amendment to our credit facilities that was signed in March 2009, the interest rates on our term loans and revolving credit borrowings have increased, contributing to the higher interest expense.
We recorded a loss from continuing operations in the 2009 third quarter primarily as a result of restructuring and impairment charges. In addition, lower net sales during the quarter resulted in reduced gross profit that was only partially offset by lower SG&A expense. Also contributing to the loss was the increase in interest expense during the 2009 third quarter.
During 2008, we sold our Fine Chemicals business. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations for all periods presented.
Outlook
General economic conditions around the world deteriorated sharply in the final two months of 2008 and the difficult economic conditions have continued during 2009. Demand for our products is driven by a number of end-use applications including residential and commercial building and renovation, electronics, appliances, automobiles and automotive parts, and containers. These industries have experienced substantial contractions since late 2008. In addition, weak end-market demand contributed to our customers’ decisions to reduce inventory, which further reduced sales of our products. In aggregate, demand for our products has improved since the first quarter of 2009, and is expected to improve modestly in future quarters. However, worldwide economic conditions are expected to remain challenging.

In the near term, we expect relatively flat worldwide demand in our targeted end-use applications and positive, but temporary, impact from government stimulus programs. Our visibility to future demand for our products is limited, as our customers’ production plans are uncertain and subject to rapid adjustment to unanticipated changes in sales of their products. Our customers may choose to reduce their inventory levels during the fourth quarter, which would negatively impact our sales in the period. Because we have limited order lead times from our customers, customer orders are not a reliable indicator of our future results.
Our responses to the worldwide economic downturn have included restructuring initiatives to lower manufacturing costs, reduced manufacturing staffing and reduced working hours to adjust production resources to the decline in customer demand, lower discretionary expense spending, reduced incentive compensation and suspension of other employee benefits, lower capital spending, and elimination of our common stock dividends. We expect to continue to record charges associated with our current and future restructuring programs, as we proceed with initiatives to rationalize our manufacturing operations in Europe, align our worldwide operations to reduced customer demand and take action to lower SG&A expense.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
Comparison of the three months ended September 30, 2009 and 2008

	Three months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$442,089	$590,150	$(148,061)	(25.1%)
Cost of sales	348,920	479,807	(130,887)	(27.3%)

Gross profit	93,169	110,343	(17,174)	(15.6%)
Gross profit percentage	21.1%	18.7%
Selling, general and administrative expenses	65,918	76,943	(11,025)	(14.3%)
Impairment charges	8,225	—	8,225	—
Restructuring charges	2,842	9,042	(6,200)	(68.6%)
Other expense (income):
Interest expense	17,891	12,424	5,467	44.0%
Interest earned	(216)	(213)	(3)	1.4%
Loss on extinguishment of debt	—	5,531	(5,531)	100.0%
Foreign currency losses, net	104	1,647	(1,543)	(93.7%)
Miscellaneous (income) expense, net	(655)	237	(892)	(376.4%)

(Loss) income before income taxes	(940)	4,732	(5,672)	(119.9%)
Income tax (benefit) expense	(3,749)	876	(4,625)	(528.0%)

Income from continuing operations	2,809	3,856	(1,047)	(27.2%)
Income from discontinued operations, including disposal, net of income tax	36	1,202	(1,166)	(97.0%)

Net income	$2,845	$5,058	$(2,213)	(43.8%)

Diluted earnings per share	$0.04	$0.10	$(0.06)	(60.0%)

Net sales in the three months ended September 30, 2009, declined primarily as a result of lower sales volume due to the global economic downturn and the resulting lower customer demand. Lower sales volume accounted for approximately 17 percentage points of the overall sales decline and changes in product mix and prices accounted for approximately 6 percentage points of the decline. These factors include reduced sales of precious metals. Lower precious metal sales contributed approximately 3 percentage points to the lower sales. Changes in foreign currency exchange rates were responsible for approximately 1 percentage point of the third-quarter sales decline. Sales declined in all segments and in all regions compared with the prior-year period.
Gross profit was lower in the 2009 third quarter compared with the 2008 third quarter as a result of the decline in net sales. Cost reduction initiatives, including staffing reductions, plant closures and restructuring actions, partially offset the decline in gross profit. Gross margin percentage increased compared with the prior-year period as a result of the cost reduction initiatives. Raw material costs declined by approximately $26 million compared with the 2008 third quarter. The benefit from lower raw material costs was largely offset by lower product prices. Charges primarily related to manufacturing rationalization activities reduced gross profit by approximately $0.3 million during the 2009 third quarter. Gross profit was reduced by approximately $1.5 million in the third quarter of 2008 as a result of charges associated with manufacturing rationalization and asset write-offs.
Selling, general and administrative (“SG&A”) expense declined by $11.0 million in the quarter ended September 30, 2009, compared with the prior-year period. SG&A expense was 14.9 percent of sales in the quarter compared with 13.0 percent during the 2008 third quarter due to lower sales. SG&A expense declined as a result of expense reduction efforts we made in response to weak customer demand. The expense reductions included reduced staffing, lower incentive compensation expense and reduced discretionary spending. These actions contributed to a reduction of approximately $7.5 million in salary and wage expense and a $2.4 million reduction in travel and entertainment expense compared with the prior-year period. Partially offsetting these declines was an increase of approximately $5.0 million in pension expense. SG&A expense during the quarter included charges of approximately $2.7 million primarily related to expense reduction initiatives. The 2008 third-quarter SG&A expense included charges of approximately $1.9 million primarily related to corporate development activities, partially offset by a favorable insurance settlement.
We recorded impairment charges of $8.2 million during the third quarter related to a reduction in goodwill associated with our pharmaceutical business. The impairment was triggered by changes made to the assumptions used to determine valuation under the market approach.
Restructuring charges declined to $2.8 million in the third quarter of 2009 from $9.0 million in the third quarter of 2008. In the period, the restructuring charges were primarily related to manufacturing rationalization activities in our European inorganic materials operations and other cost-reduction actions.
Interest expense increased during the 2009 third quarter compared with the prior-year period. Interest expense increased approximately $3.7 million due to higher interest rates primarily resulting from an amendment to our credit facilities that we signed in March 2009 and approximately $0.8 million due to increased borrowings. Additional changes in interest expense resulted from differences in the amortization of fees and discounts. A primary driver of the increased borrowing levels was a requirement to provide cash collateral for precious metal leases. As of September 30, 2009, we had $92.3 million of cash on deposit as collateral for precious metals.
During the 2008 third quarter, we refinanced our 9 1/8% coupon senior notes using the proceeds of a new convertible bond issue and additional borrowing from our revolving credit facility. In connection with the repayment of the previous senior notes, we recorded a loss on extinguishment of debt of $5.5 million. This loss did not recur in the 2009 third quarter.
Net foreign currency transaction losses were $0.1 million during the 2009 third quarter compared with losses of $1.6 million in the 2008 third quarter. We manage currency translation risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains and losses are charged to income or expense in the period.
The income tax benefit for the three months ended September 30, 2009 was $3.7 million, or 400 percent of pre-tax loss, compared with income tax expense of $0.9 million, or 18.5 percent of pre-tax income, in the 2008 third quarter. The primary reason for the significant improvement in the effective rate was due to an increase in the deferred tax asset for research credits.

The 2009 third quarter loss from operations was primarily the result of lower net sales and the consequent reduction in gross profit, the impairment charge for goodwill in our pharmaceutical business and higher interest expense. Reduced SG&A expense and lower restructuring charges combined to reduce the loss from operations.
During 2008, we sold the Fine Chemicals business, which was previously part of our Other Businesses segment. As a consequence of the sale, the results from Fine Chemicals are now included in discontinued operations for all periods presented.

	Three months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$129,499	$162,523	$(33,024)	(20.3%)
Electronic Materials	113,210	155,122	(41,912)	(27.0%)
Color & Glass Performance Materials	88,498	115,013	(26,515)	(23.1%)
Polymer Additives	67,660	93,081	(25,421)	(27.3%)
Specialty Plastics	39,040	58,097	(19,057)	(32.8%)
Pharmaceuticals	4,182	6,314	(2,132)	(33.8%)

Total segment sales	$442,089	$590,150	$(148,061)	(25.1%)

Segment Operating Income (Loss)
Performance Coatings	$14,518	$12,135	$2,383	19.6%
Electronic Materials	13,129	17,095	(3,966)	(23.2%)
Color & Glass Performance Materials	7,815	9,712	(1,897)	(19.5%)
Polymer Additives	4,386	4,385	1	0.0%
Specialty Plastics	2,977	2,796	181	6.5%
Pharmaceuticals	(1,316)	656	(1,972)	(300.6%)

Total segment operating income	$41,509	$46,779	$(5,270)	(11.3%)

Performance Coatings Segment Results. Sales declined in Performance Coatings primarily as a result of lower volumes of tile coatings, partially offset by modestly higher sales volume of porcelain enamel products. The decline in net volume was responsible for approximately $20 million of the reduction in sales, while changes in product prices and mix reduced sales by approximately $6.6 million and changes in foreign currency exchange rates contributed approximately $6.1 million to the sales decline. The sales decline was the largest in Europe, our largest market for these products, and sales also declined in the United States. Operating income increased due to a reduction in SG&A expense of $4.0 million, which more than offset a decline in gross profit of $1.6 million. The decline in SG&A expense was due to staffing reductions and expense control initiatives. The decline in gross profit was due to the negative effects of lower sales volume of tile products partially offset by increased gross profit from porcelain enamel products and lower manufacturing costs.
Electronic Materials Segment Results. Sales declined in Electronic Materials as a result of lower sales volume, primarily related to reduced demand for dielectric materials that are used by our customers to make capacitors. Sales of conductive metal pastes and powders and surface finishing products also declined compared with the prior-year period. A decline in sales of precious metals contributed approximately $18.8 million, or slightly less than half of the overall sales reduction, reflecting both price and volume changes. Our sales of precious metals fluctuate with both the volume of product sold and the price of precious metals. The costs of precious metals included in our product sales are generally passed through to customers with minimal gross profit contribution. Operating income declined due to a $9.0 million decrease in gross profit partially offset by a reduction of $5.0 million in SG&A expense. The decline in gross profit was primarily due to the negative effects of lower sales volumes. The decline in SG&A expense was due to expense control initiatives, including the elimination of incentive compensation and staffing reductions.

Color and Glass Performance Materials Segment Results. Sales of Color and Glass Performance Materials declined as a result of lower sales volume. Approximately $16.9 million of the reduction in sales during the third quarter was the result of lower sales volume. The remaining reduction in sales was due to a $7.3 million unfavorable change in product mix and pricing and a $2.2 million negative effect from foreign currency exchanges rates. All regions contributed to the sales decline. Operating income declined due to a $5.6 million decline in gross profit, partially offset by a $3.7 million reduction in SG&A expense. The decline in gross profit was primarily due to the negative effects of lower sales volumes. The reduction in SG&A expense was primarily due to staffing reductions and expense control initiatives.
Polymer Additives Segment Results. Sales declined in Polymer Additives primarily as a result of lower sales volume and changes in product pricing in the United States and Europe. The reduction in volume accounted for approximately $13.2 million of the reduction in sales, while changes in product pricing and mix contributed approximately $11.2 million to the sales decline. Operating profit was flat compared with the prior-year period as a decline of $1.4 million in gross profit was matched by a $1.4 million reduction in SG&A expense. The decline in gross profit was due to the negative effects of lower sales volumes partially offset by lower manufacturing costs. The decline in SG&A expense was due to staffing reductions and expense control initiatives.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics primarily as a result of lower sales volume. Approximately $14.1 million of the reduction in sales during the third quarter was the result of lower sales volume and the remaining reduction was primarily driven by a $4.3 million unfavorable change in product pricing and mix. Operating income increased compared with the prior-year period as a $1.9 million reduction in SG&A expense more than offset a $1.7 million decline in gross profit. The reduction in SG&A expense was due to staffing reductions and expense control initiatives. The decline in gross profit was due to the negative effects of lower sales volumes partially offset by improved manufacturing cost performance.
Pharmaceuticals Segment Results. Sales declined in Pharmaceuticals primarily as a result of changes in product mix. An operating loss was recorded during the third quarter, compared with an operating profit in the prior-year period primarily due to a $2.6 million decline in gross profit, which was partially offset by a $0.6 million reduction in SG&A expense. The decline in gross profit was primarily due to product mix changes. The decline in SG&A expense was primarily due to expense control initiatives. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business in 2008.

	Three months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$198,521	$270,541	$(72,020)	(26.6%)
International	243,568	319,609	(76,041)	(23.8%)

Total	$442,089	$590,150	$(148,061)	(25.1%)

For the third quarter, international sales were approximately 55 percent of total net sales. Compared with the prior-year period, sales declined in all regions due to reduced customer demand resulting from the global economic downturn. Also contributing to the sales decline were reduced sales of precious metals and changes in foreign currency exchange rates.

Comparison of the nine months ended September 30, 2009 and 2008

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$1,199,175	$1,812,964	$(613,789)	(33.9%)
Cost of sales	985,531	1,474,382	(488,851)	(33.2%)

Gross profit	213,644	338,582	(124,938)	(36.9%)
Gross profit percentage	17.8%	18.7%
Selling, general and administrative expenses	196,526	234,243	(37,717)	(16.1%)
Impairment charges	8,225	—	8,225	—
Restructuring charges	3,931	22,280	(18,349)	(82.4%)
Other expense (income):
Interest expense	46,255	38,747	7,508	19.4%
Interest earned	(689)	(484)	(205)	42.4%
Loss on extinguishment of debt	—	5,531	(5,531)	(100.0%)
Foreign currency losses (gains), net	3,033	756	2,277	301.2%
Miscellaneous expense, net	199	3,231	(3,032)	(93.8%)

(Loss) income before income taxes	(43,836)	34,278	(78,114)	(227.9%)
Income tax (benefit) expense	(15,844)	14,290	(30,134)	(210.9%)

(Loss) income from continuing operations	(27,992)	19,988	(47,980)	(240.0%)
(Loss) income from discontinued operations, including disposal, net of income tax	(322)	4,513	(4,835)	(107.1%)

Net (loss) income	$(28,314)	$24,501	$(52,815)	(215.6%)

Diluted (loss) earnings per share	$(0.69)	$0.51	$(1.20)	(235.3%)

Net sales for the nine months ended September 30, 2009, declined by 34 percent compared to the corresponding prior-year period primarily as a result of lower sales volume as our customers responded to the economic downturn. Lower sales volume accounted for approximately 27 percentage points of the overall sales decline. Changes in product mix and prices accounted for approximately 4 percentage points of the decline. These factors include reduced sales of precious metals. Lower precious metal sales contributed approximately 6 percentage points to the lower sales. Changes in foreign currency exchange rates were responsible for approximately 3 percent of the sales decline. Sales declined in all segments and all regions.
Gross profit declined in the first nine months of 2009 compared with the prior-year period primarily as a result of reduced sales. Reduced cost of sales resulting from cost reduction actions, including staffing reductions, plant closures and other restructuring actions, moderated the decline in gross profit. Raw material costs also declined compared with the first half of 2008; however, the benefit from lower raw material costs was largely offset by lower product prices. Gross profit for the first nine months of 2009 was reduced by charges of $3.9 million primarily related to accelerated depreciation and other costs of manufacturing rationalization. Gross profit in the first nine months of 2008 was reduced by approximately $3.0 million related to charges for asset write-offs and manufacturing rationalization activities. Also, gross profit in the prior-year period was reduced by costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location.
Selling, general and administrative (“SG&A”) expense declined by $37.7 million during the first nine months of 2009 compared with the same period in 2008. The decline in SG&A expense was driven by expense reduction efforts including reduced staffing, lower incentive compensation expense and suspension of other employee benefits, a furlough program for certain salaried employees and containment of discretionary spending. These actions contributed to a reduction of approximately $28.8 million in salary and wage expense and a $9.4 million reduction in travel and entertainment expense compared with the prior-year period. Partially offsetting these expense reductions was an increase of approximately $15.1 million in pension expense that resulted from a reduction in the value of pension assets in 2008. SG&A expense for the first nine months of 2009 included approximately $7.0 million of charges related to expense reduction initiatives and manufacturing rationalization activities. SG&A expense in the first nine months of 2008 included charges of approximately $3.8 million primarily related to corporate development activities, asset write-offs and employee severance expenses, partially offset by benefits from litigation settlements and insurance proceeds.

During the first nine months of 2009 we recorded impairment charges of $8.2 million related to a reduction of goodwill associated with our Pharmaceutical business. The impairment was triggered by changes made to the assumptions used to determine valuation under the market approach.
Restructuring charges declined to $3.9 million in the first three quarters of 2009 from $22.3 million in the prior-year period. In 2009, the restructuring charges were primarily related to manufacturing rationalization activities in our European inorganic materials operations and other cost-reduction actions. Partially offsetting these charges was a benefit of approximately $3.7 million resulting from a reduction of an environmental reserve related to a closed manufacturing site in Europe. The restructuring charges during the first three quarters of 2008 were primarily related to manufacturing rationalization activities in our Performance Coatings and Color and Glass Performance Materials manufacturing operations in Europe and Brazil, and additional restructuring activities in our Performance Coatings, Color and Glass Performance Materials, Polymer Additives, and Specialty Plastics segments.
Interest expense increased during the first nine months of 2009 compared with the prior-year period. Interest expense increased approximately $5.2 million due to higher interest rates primarily resulting from an amendment to our credit facilities that we signed in March 2009 and approximately $2.5 million due to increased borrowings. Additional changes in interest expense resulted from differences in the amortization of fees and discounts and changes in foreign funding programs. A primary driver of the increased borrowing levels was a requirement to provide cash collateral for precious metal leases. As of September 30, 2009, we had $92.3 million of cash on deposit as collateral for precious metals.
During the first nine months of 2008, we refinanced our 9 1/8% coupon senior notes using the proceeds of a new convertible note issue and additional borrowing from our revolving credit facility. In connection with the repayment of the previous senior notes, we recorded a loss on extinguishment of debt of $5.5 million. This loss did not recur in 2009.
Net foreign currency transaction losses were $3.0 million during the first nine months of 2009 compared with losses of $0.8 million in prior-year period. We manage currency translation risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains and losses are charged to income or expense in the period.
The income tax benefit for the nine months ended September 30, 2009, was $15.8 million, or 36.1 percent of pre-tax loss, compared with income tax expense of $14.3 million, or 41.7 percent of pre-tax income, in the nine months ended September 30, 2008. The primary reason for the decrease in the effective rate was a change in the mix of income and losses reported by country, partially offset by an increase in the deferred tax asset for research credits.
The loss from continuing operations in the first nine months of 2009 was the result of reduced sales volume and the related reduction in gross profit, an impairment of goodwill and higher interest expense. Partially offsetting these items were reduced SG&A expense, lower restructuring charges and the absence of a loss on extinguishment of debt.
During 2008, we sold the Fine Chemicals business, which was previously part of our Other Businesses segment. The results from Fine Chemicals are now included in discontinued operations for all periods.

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Performance Coatings	$355,420	$501,819	$(146,399)	(29.2%)
Electronic Materials	296,269	452,317	(156,048)	(34.5%)
Color & Glass Performance Materials	232,264	374,083	(141,819)	(37.9%)
Polymer Additives	190,105	284,107	(94,002)	(33.1%)
Specialty Plastics	110,833	183,499	(72,666)	(39.6%)
Pharmaceuticals	14,284	17,139	(2,855)	(16.7%)

Total segment sales	$1,199,175	$1,812,964	$(613,789)	(33.9%)

Segment Operating Income (Loss)
Performance Coatings	$20,144	$34,400	$(14,256)	(41.4%)
Electronic Materials	21,933	43,527	(21,594)	(49.6%)
Color & Glass Performance Materials	7,583	40,695	(33,112)	(81.4%)
Polymer Additives	7,863	11,703	(3,840)	(32.8%)
Specialty Plastics	7,148	7,520	(372)	(4.9%)
Pharmaceuticals	(989)	199	(1,188)	(597.0%)

Total segment operating income	$63,682	$138,044	$(74,362)	(53.9%)

Performance Coatings Segment Results. Sales declined in Performance Coatings as a result of lower sales volume of tile and porcelain enamel products. Lower sales volume accounted for approximately $99.4 million of the overall sales decline. Changes in foreign currency exchange rates contributed approximately $27.0 million of the sales decline and changes in product mix and price accounted for the rest of the decline. The sales decline was driven by reduced customer demand in Europe, our largest market for Performance Coatings products, although sales in all regions were lower during the first nine months of 2009. Operating income declined due to a $33.7 million decline in gross profit that was partially offset by a $19.4 million reduction in SG&A expense. The decline in gross profit was due to the negative effects of lower sales volumes partially offset by lower manufacturing costs. The decline in SG&A expense was primarily due to staffing reductions and tight control of discretionary expense.
Electronic Materials Segment Results. Sales declined in Electronic Materials as a result of a decline in precious metal sales and lower sales volume, particularly related to reduced demand for dielectric materials that are used by our customers to make capacitors. Sales of conductive metal pastes and powders and surface finishing products also declined compared with the prior-year period. The decline in precious metal sales accounted for $89.9 million of the overall sales decline for the segment. Our sales of precious metals fluctuate with both the volume of products we sell and the price of precious metals. The costs of precious metals that are included in our product sales are generally passed through to customers with minimal gross profit contribution. Operating income declined, compared with the prior-year period, as a result of a $32.7 million reduction in gross profit partially offset by an $11.1 million reduction in SG&A expense. The decline in gross profit was primarily due to the negative effects of lower sales volumes. The reduction in SG&A expense was primarily due to expense control initiatives, including the elimination of incentive compensation.
Color and Glass Performance Materials Segment Results. Sales of Color and Glass Performance Materials declined as a result of lower sales volume. Approximately $97.7 million of the reduction in sales during the first nine months of 2009 was the result of lower sales volume. An additional $28.8 million of the sales reduction was due to changes in product mix and price, with the remaining change in sales primarily resulting from changes in foreign currency exchange rates. All regions contributed to the sales decline. Operating income declined from the prior-year period as a result of a $46.5 million reduction in gross profit partially offset by a $13.4 million decline in SG&A expense. The decline in gross profit was the result of the negative effects of lower sales volumes partially offset by improved manufacturing cost performance. The reduction in SG&A expense was primarily the result of staffing reductions and expense control initiatives.

Polymer Additives Segment Results. Sales declined in Polymer Additives during the first nine months of 2009 primarily due to lower sales volume and changes in product pricing in the United States and Europe. The reduction in volume accounted for approximately $66.6 million of the reduction in segment sales. Changes in product pricing, primarily the result of lower raw material costs, also reduced sales by approximately $21.5 million. Operating profit declined as a result of a $10.0 million reduction in gross profit partially offset by a $6.2 million reduction in SG&A expense. The decline in gross profit was due to the negative effects of lower sales volume partially offset by lower manufacturing costs. The decline in SG&A expense was due to staffing reductions and expense control initiatives.
Specialty Plastics Segment Results. Sales declined in Specialty Plastics primarily as a result of lower sales volume in the United States and Europe. Lower sales volume accounted for approximately $63.4 million of the decline in overall segment sales. Operating income declined slightly as a $6.8 million decline in gross profit was nearly matched by a $6.4 million reduction in SG&A expense. The reduction in gross profit was primarily due to the negative effects of lower sales volumes. The reduction in SG&A expense was driven by staffing reductions and expense control initiatives.
Pharmaceuticals Segment Results. Sales declined in Pharmaceuticals primarily as a result of changes in product mix. An operating loss was recorded during the first nine months of the year compared with income in the prior-year period primarily due to a $2.9 million reduction in gross profit caused by the change in product mix, partially offset by a $1.7 million decline in SG&A expense. Results related to our Fine Chemicals business, which previously had been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business in 2008.

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$549,538	$777,036	$(227,498)	(29.3%)
International	649,637	1,035,928	(386,291)	(37.3%)

Total	$1,199,175	$1,812,964	$(613,789)	(33.9%)

For the first three quarters of 2009, international sales were approximately 54 percent of total net sales. Compared with the prior-year period, sales declined in all regions due to reduced customer demand resulting from the global economic downturn. Also contributing to the sales decline were reduced sales of precious metals and changes in foreign currency exchange rates.
Summary of Cash Flows for the nine months ended September 30, 2009 and 2008

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	$(5,769)	$1,838	$(7,607)	(413.9%)
Net cash used for investing activities	(30,431)	(54,283)	23,852	(43.9%)
Net cash provided by financing activities	37,183	55,359	(18,176)	(32.8%)
Effect of exchange rate changes on cash and cash equivalents	3,097	(415)	3,512	(846.3%)

Increase in cash and cash equivalents	$4,080	$2,499	$1,581	63.3%

Cash flows from operating activities decreased by $7.6 million in the first nine months of 2009 compared with the prior-year period. In the first nine months of 2009, we funded $92.3 million of deposits required by financial institutions under our precious metals program. Cash flows from operating activities were also affected by the $52.8 million decrease in net income. Partially offsetting these effects was an increase of $123.5 million in cash provided by changes in inventory levels.
Within investing activities, we reduced capital expenditures to $30.7 million in the first nine months of 2009 from $51.8 million in the first nine months of 2008.
Cash flows from financing activities decreased by $18.2 million, of which $32.4 million related to borrowing activity. The first nine months of 2009 also included $9.4 million of debt issuance costs related to an amendment of our revolving credit and term loan facility and a new domestic accounts receivable asset securitization program, while the first nine months of 2008 included $5.5 million of debt issuance costs related to the Convertible Notes. Partially offsetting these effects were higher dividend payments in the first nine months of 2008 of $18.9 million
Capital Resources and Liquidity
6.50% Convertible Senior Notes
In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes due 2009. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. At September 30, 2009, we were in compliance with the covenants under the Convertible Notes’ indenture.
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
The 2009 Amended Credit Facility currently includes a $300.0 million revolving credit facility, which matures in 2011. At September 30, 2009, we had borrowed $131.4 million of the revolver and had $161.7 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2008, we had borrowed $111.8 million of the revolver and had $180.0 million available. The increase in borrowings under our revolver was driven by our decision, as discussed below, to cash collateralize certain precious metals consignment agreements.
At September 30, 2009, the 2009 Amended Credit Facility also included a term loan facility with an outstanding principal balance of $290.2 million, which matures in 2012. We make periodic principal payments on the term loans. We are required to make minimum quarterly principal payments of $0.8 million from October 2009 to July 2011. During the last year of the loan’s life, we are required to repay the remaining balance of the term loans in four quarterly installments. Currently, those last four payments will be $71.0 million each. In addition to the minimum quarterly payments, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the amount due in the last four quarterly payments. We were not required to make an additional principal payment in April 2009.
We are subject to a number of restrictive covenants under our revolving credit and term loan facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. This risk is described in more detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Continued weak economic conditions could impact our financial performance, making it more challenging to comply with the financial covenants. At September 30, 2009, we were in compliance with the covenants of the 2009 Amended Credit Facility.
These covenants are negotiated with the group of lenders. The covenants include requirements for a minimum quarterly cumulative Earnings Before Interest, Taxes, Depreciation, and Amortization, adjusted for certain noncash charges and restructuring charges up to certain limits (“Adjusted EBITDA”), a minimum fixed charge coverage ratio, and a maximum leverage ratio. Definitions of the covenants and our required performance can be found in the credit agreement and its amendments, each of which we have previously filed with the Securities and Exchange Commission. The minimum Adjusted EBITDA covenant expires on January 1, 2010. Our ability to meet these covenants is primarily driven by our net income before interest, income taxes, depreciation and amortization; our total debt; and our interest payments. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our capital expenditures; requirements for deposits from participants in our precious metals program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our total debt and external fees and interest rates, primarily prime and LIBOR.
On October 26, 2009, we amended and restated our 2009 Amended Credit Facility. The effectiveness of the amendment and restatement is conditioned, among other things, upon our receipt of at least $150.0 million in gross proceeds from an offering of common stock. The 2009 Amended Credit Facility, as amended and restated, extends the maturity of the revolving commitments through June 6, 2012. Pursuant to the 2009 Amended Credit Facility, as amended and restated, $100 million of revolving loans are being converted into new term loans that also mature on June 6, 2012. The new term loans will have terms substantially similar to the existing term loans.

In addition, the amendment and restatement of the 2009 Amended Credit Facility will: modify the maximum permitted leverage ratio; modify the minimum permitted fixed charge coverage ratio; delete the minimum EBITDA covenant; require application of the net proceeds from the equity offering in excess of $50 million to repay outstanding term loans; modify our obligations to apply the net proceeds of dispositions to repay outstanding revolving and term loans; step down the portion of the annual excess cash flow required to be used to repay outstanding loans depending on the leverage ratio; increase the amount of indebtedness our foreign subsidiaries may incur based on the leverage ratio; allow payment of dividends to holders of Series A preferred shares; eliminate the cap on the amount of cash we may deliver to secure our obligations arising under our precious metals program; and limit the amount of cash or cash equivalents we may hold.
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
At September 30, 2009, Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $95.3 million and short-term debt from advances by the purchasers for their interests in those receivables of $28.6 million. After reductions for non-qualifying receivables, there was no additional availability under the program at September 30, 2009.
Off Balance Sheet Arrangements
International Receivable Sales Programs. We maintain several international programs to sell trade accounts receivable. At September 30, 2009, the commitments supporting these programs, which can be withdrawn at any time, totaled $72.5 million, the amount of outstanding receivables sold under these programs was $17.6 million, and Ferro had received net proceeds under these programs of $13.2 million for outstanding receivables. Based on available and qualifying receivables, there was no additional availability under these programs at September 30, 2009.
Consignment and Customer Arrangements for Precious Metals. In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.9 million and $3.4 million for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, we had on hand $82.0 million of precious metals, measured at fair value, owned by participants in our precious metals program. We also process precious metals owned by our customers.
The consignment agreements involve short-term commitments that typically mature within 30 to 180 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. During the first half of 2009, participants in our precious metals program required Ferro to deliver cash collateral to secure Ferro’s obligations arising under the consignment agreements. At September 30, 2009, Ferro had delivered $92.3 million in cash collateral to induce those financial institutions to continue participating in Ferro’s precious metals program.

As participants in our precious metals program require cash collateral to secure our obligations, Ferro may choose to provide such collateral or purchase the precious metal outright as an alternative to continuing the consignment arrangements. This requires us to borrow under our revolving credit facility or raise funds from other financing sources. Such borrowings reduce our liquidity and increase our borrowing costs. The 2009 Amended Credit Facility prohibits Ferro from delivering cash and cash equivalent collateral in excess of $120 million to participants in our precious metals program. Accordingly, Ferro would be required to purchase precious metals outright if these participants were unwilling to deliver metals in quantities sufficient to meet the Company’s operating requirements without exceeding the cash collateral limits set forth in the credit facility. Ferro is pursuing a variety of initiatives intended to reduce the amount of precious metals required to support our manufacturing operations and reduce our dependence on consignment agreements.
Bank Guarantees and Standby Letters of Credit. At September 30, 2009, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions, which totaled $13.1 million. These agreements primarily relate to Ferro’s insurance programs and foreign tax payments.
Other Financing Arrangements
We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $19.4 million at September 30, 2009. The available portions of these lines provided $12.5 million of additional liquidity at September 30, 2009.
Liquidity Requirement
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long-term through cash provided by operating activities and availability under replacement credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2009, capital expenditures and requirements for deposits from participants in our precious metals program were funded by a net increase in our borrowings under existing credit facilities and by reductions in certain working capital items, particularly inventory. We have already provided collateral for substantially all precious metals under consignment; however the value of the consigned materials and our required collateral will vary with the price of the metals and the quantity of metals used in our manufacturing operations, which may result in a further use of our liquidity resources. To enhance liquidity, we have taken actions that include reducing capital spending and suspending dividend payments.
In the near term, should we continue to use cash for operating activities, we would use availability under existing credit facilities and further adjust our operations to conserve cash through restructuring activities that lower manufacturing costs, reduce staffing, lower discretionary spending, and lower capital spending. These actions could impact our operating flexibility and ability to achieve operating objectives.
Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. The credit shortage in the global capital markets has not prohibited us from accessing the capital markets, but it has increased our cost of borrowing. The Company issued the 6.50% Convertible Senior Notes in the third quarter of 2008, amended its Revolving Credit and Term Loan Facility in the first quarter of 2009, and replaced its expiring asset securitization facility in the second quarter of 2009. In addition, financial market conditions and access to credit has improved over the last quarter, evidenced by the number of financing transactions consummated in the credit markets and the pricing of these offerings.
On October 26, 2009, we amended and restated our 2009 Amended Credit Facility. The effectiveness of the amendment and restatement is conditioned, among other things, upon our receipt of at least $150.0 million in gross proceeds from an offering of common stock There can be no assurance that we will be able to successfully complete a common stock offering with sufficient gross proceeds such that the amendment and restatement of our 2009 Amended Credit Facility will become effective.

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
Newly Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, (“FAS No. 166”). This pronouncement amends guidance in ASC Topic 860, Transfers and Servicing for derecognition of transferred financial assets. FAS No. 166 is effective for financial asset transfers occurring after the beginning of our fiscal year that begins January 1, 2010. Early adoption of FAS No. 166 is prohibited. We are evaluating the impact that the adoption of FAS No. 166 may have on our consolidated financial statements.
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS No. 167”). This pronouncement amends the consolidation guidance that applies to variable interest entities (“VIEs”). FAS No. 167 is effective for our fiscal year that begins January 1, 2010, and early adoption is prohibited. We are evaluating the impact that the adoption of FAS No. 167 may have on our consolidated financial statements.
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
We are also subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product development, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. Most of these agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $15.3 million at September 30, 2009. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, are not marked to market, and had purchase commitments totaling $10.9 million at September 30, 2009.

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands,
	except as noted)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$3,188	$2,742
Fixed-rate debt:
Carrying amount	$158,777	$154,995
Fair value	$152,457	$85,700
Change in fair value from 1% increase in interest rate	$(4,902)	$(2,877)
Change in fair value from 1% decrease in interest rate	$5,102	$3,003
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(10,352)	$(12,724)
Change in fair value from 1% increase in interest rate	$2,471	$3,322
Change in fair value from 1% decrease in interest rate	$(2,516)	$(3,401)
Foreign currency forward contracts:
Notional amount	$190,205	$156,840
Carrying amount and fair value	$(694)	$(96)
Change in fair value from 10% appreciation of U.S. dollar	$2,786	$2,523
Change in fair value from 10% depreciation of U.S. dollar	$(3,405)	$(3,084)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	75	330
Carrying amount and fair value	$42	$(576)
Change in fair value from 10% change in forward prices	$15	$71
Precious metals forward contracts:
Notional amount (in troy ounces)	—	129
Carrying amount and fair value	$—	$8
Change in fair value from 10% change in forward prices	$—	$11

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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
During the third quarter of 2009, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in February 2003, the Company produced documents in connection with an investigation by the United States Department of Justice into possible antitrust violations in the plastics additives industry. In April 2006, the Company was notified by the Department of Justice that the Government had closed its investigation. Before closing its investigation, the Department of Justice took no action against the Company or any of its current or former employees.
On March 28, 2003, the Company was named as a defendant in a direct purchaser class action lawsuit seeking monetary damages and injunctive relief from alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry (In Re Plastics Additives Antitrust Litigation, Gitto/Global Corporation v. Rohm & Haas Company, et al., Case No. 2:03-CV-2038-LDD, MDL No. 1684, U.S. District Court, Eastern District of Pennsylvania). On December 28, 2004, PolyOne Corporation also filed a lawsuit against the Company relating to alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry (PolyOne Corp. v. Akzo Nobel N.V., et al., Case No. 2:05-MD-01684-LDD, MDL No. 1684, U.S. District Court, Eastern District of Pennsylvania).
On August 4, 2005, the Company further was named in an indirect purchaser class action lawsuit seeking monetary damages and injunctive relief from alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry relating to alleged antitrust issues in the plastics additives industry (In Re Indirect Purchaser, Plastic Additives Litigation, D.R. Ward Construction, et al., v. Rohm & Haas Company, et al., Case No. 2:05-CV-04157-LDD, MDL No. 1684, U.S. District Court, Eastern District of Pennsylvania). On May 6, 2004, the Company was named in another indirect purchaser class action in California (Competition Collision Center, LLC v. Crompton Corporation, et al., Superior Court of the State of California for the City and County of San Francisco, Case No. CGC-040431278). In June 2008, the Company was named in four more indirect purchaser class action lawsuits. These cases and the Competition Collision cases all contain allegations similar to those asserted in the previously-filed cases. The four additional indirect purchaser cases have been transferred to the Eastern District of Pennsylvania (Defren v. Rohm & Haas Company, et al., Case No. 2:08-CV-03702-LDD (filed June 12, 2008); Zebrowski v. Rohm & Haas Company, et al., Case No. 2:08-CV-04161-LDD (filed June 23, 2008); Burg v. Rohm & Haas Company, et al., Case No. 2:08-CV-04162-LDD (filed June 30, 2008); Miller v. Rohm & Haas Company, et al., Case No. 2:08-CV-03701-LDD (filed June 18, 2008)). These four additional cases are brought on behalf of alleged classes of indirect purchasers in Massachusetts, Minnesota, the District of Columbia, and Florida.
In July 2007, the Company entered into written settlement agreements with the direct purchaser class in the In Re Plastics Additives Antitrust Litigation and with PolyOne. Those cases are now dismissed as to the Company, and the settlement of the direct purchaser class action was approved by the U.S. District Court, Eastern District of Pennsylvania, in December 2007. Although the Company decided to bring these two matters to a close through settlement, the Company did not admit to any of the alleged violations and continues to deny any wrongdoing.
The Company intends to vigorously defend the remaining six civil actions alleging antitrust violations in the plastics additives industry. The indirect purchaser action is currently stayed pending a decision on class certification in the In Re Plastics Additives Antitrust Litigation. The indirect purchaser cases are all in their early stages; therefore, the Company cannot determine the outcome of these lawsuits at this time.
On December 22, 2006, the Company filed a lawsuit against the prior owner of certain (but not all) assets, including its plastics additives business, acquired by the Company, seeking indemnification for the defense of the above lawsuits and any resulting payments by the Company (Ferro v. Cookson Group, et al., U.S. District Court, Northern District of Ohio, Eastern Division, Case No. 1:06CV3070). In April 2008, the U.S. District Court, Northern District of Ohio, dismissed our lawsuit, and the Company has appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. The submission of the case is complete, and the parties are awaiting a ruling from the Sixth Circuit.
As previously disclosed, for the year ended December 31, 2007, the Company submitted deviation reports required by the Title V air emission permit issued under the New Jersey Air Pollution Control Act (the “Title V Air Permit”), which contained numerous deviations from the standards required by the Title V Air Permit at our South Plainfield, New Jersey, facility. The Company is in the process of finalizing the negotiation of an administrative consent order and a compliance schedule to settle these issues with the New Jersey Department of Environmental Protection (“NJDEP”). The Company expects to enter into a settlement before the end of the year at a cost of less than $500,000.

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
Item 3. Defaults Upon Senior Securities
As previously disclosed, our 2009 Amended Credit Facility effectively prohibits us from paying dividends on our preferred and common stock beginning in the second quarter of 2009. Consequently, we are currently in arrears in the payment of dividends on our Series A ESOP Convertible Preferred Stock. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the convertible preferred stock was $339,000.
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

Date: October 26, 2009	FERRO CORPORATION (Registrant)
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2009
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
10	Material Contracts
10.1	Separation Agreement and Release between Ferro Corporation and Barry D. Russell (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 29, 2009, which Exhibit is incorporated here by reference.)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.