Form 10-K
period 2009-12-31
FERRO CORP
filed 2010-03-01
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2009, was approximately $119,239,000.

On January 29, 2010, there were 86,060,044 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 —	Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its consolidated subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials and chemicals that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. In approximately 40 manufacturing sites around the world, we produce the following types of products:

•	Electronics, Color and Glass Materials — Conductive metal pastes and powders, dielectrics, polishing materials, high-quality glazes, enamels, pigments, dinnerware decoration colors, and other performance materials; and

•	Polymer and Ceramic Engineered Materials — Polymer specialty materials, engineered plastic compounds, pigment dispersions, ,glazes, frits, porcelain enamel, pigments, and high-potency pharmaceutical active ingredients.

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

We divide our operations into seven business units, which comprise six reportable business segments. We have grouped these units by their product group below:

Polymer and Ceramic Engineered Materials	Electronics, Color and Glass Materials

• Polymer Additives	• Electronic Materials

• Specialty Plastics	• Color and Glass Performance Materials

• Pharmaceuticals

• Tile Coating Systems(1)

• Porcelain Enamel(1)

(1)	Tile Coating Systems and Porcelain Enamel are combined into one reportable business segment, Performance Coatings, for financial reporting purposes.

Financial information about our segments is included herein in Note 17 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Prior to 2008, our Other Businesses segment reported the combined results of operations from Ferro’s Pharmaceuticals and Fine Chemicals businesses. The Fine Chemicals business was sold during the fourth quarter of 2008, and the financial results from this business are now included in discontinued operations.

Markets and Customers

Ferro’s products are used in a variety of product applications in markets including:

• Appliances	• Household furnishings

• Automobiles	• Industrial products

• Building and renovation	• Packaging

• Electronics	• Pharmaceuticals

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

Our leading customers include manufacturers of ceramic tile, major appliances, construction materials, automobile parts, glass, bottles, vinyl flooring and wall coverings, solar cells, multi-layer capacitors, and pharmaceuticals. Many of our customers, including makers of major appliances and automobile parts, purchase materials from more than one of our business units. Our customer base is well diversified both geographically and by end market.

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2009, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

During 2009, abrupt reductions in customer demand resulting from the global economic downturn had a significant negative effect on sales and profits. As a result, we did not experience our normal seasonal pattern of quarterly changes in sales and operating results.

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

We are a worldwide leader in the production of glass enamels, porcelain enamels, ceramic glaze coatings, and conductive metal pastes used in solar cells. There is strong competition in our markets, ranging from large multinational corporations to local producers. While many of our customers purchase custom products and formulations from us, our customers could generally buy from other sources, if necessary.

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:(1)	Precious and Non-precious Metals:(3)

• Aluminum oxide(3)	• Aluminum
• Cobalt oxide	• Bismuth
• Nickel oxide	• Chromium
• Zinc oxide	• Copper
• Gold
Polymers:(2)	• Lithium
• Polypropylene	• Palladium
• Polystyrene	• Platinum
• Unsaturated polyester	• Silver
• Titanium
Other Inorganic Materials:	• Zinc
• Boron(3)
• Feldspar(1)	Other Organic Materials:(4)
• Fiberglass(2)	• Butanol
• Silica(1)	• Phthalic anhydride
• Titanium dioxide(1)(2)	• Soybean oil
• Zircon(1)	• Tallow
• Toluene

(1)	Primarily used by Color and Glass Performance Materials, Tile Coating Systems and Porcelain Enamel.

(2)	Primarily used by Specialty Plastics.

(3)	Primarily used by Electronic Materials and Color and Glass Performance Materials.

(4)	Primarily used by Polymer Additives.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials may have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost increases, including those related to precious metals.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2009, but we are subject to volatile raw material costs that can affect our results of operations.

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

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Although we cannot precisely predict future environmental spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental protection were $2.4 million in 2009, $2.4 million in 2008, and $1.1 million in 2007.

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

Expenditures for company-sponsored research and development activities for continuing operations were approximately $28.3 million in 2009, $33.6 million in 2008, and $36.9 million in 2007. Expenditures for customer-sponsored research activities were not material.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2029. We also use a number of trademarks that are important to our businesses as a whole or to a particular segment. We believe that these trademarks are adequately protected.

Employees

At December 31, 2009, we employed 5,213 full-time employees, including 3,680 employees in our foreign consolidated subsidiaries and 1,533 in the United States (“U.S.”). Total employment decreased 183 in our foreign subsidiaries and 242 in the U.S. from the prior year end primarily due to our various restructuring and cost reduction programs.

Collective bargaining agreements cover approximately 18% of our U.S. workforce. Approximately 2% of the U.S. employees are affected by labor agreements that expire in 2010, and we expect to complete renewals of these agreements with no significant disruption to the related businesses. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Financial information for geographic areas is included in Note 17 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 50% of our net sales are outside of the U.S. Our customers represent more than 30 industries and operate in approximately 100 countries.

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

We sell our products into industries where demand has been unpredictable, cyclical or heavily influenced by consumer spending, and such demand and our results of operations may be further impacted by macro-economic circumstances and uncertainty in credit markets.

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

Our results of operations are materially affected by conditions in capital markets and economies in the U.S. and elsewhere around the world. General economic conditions around the world deteriorated sharply at the end of 2008, and difficult economic conditions continue to exist. Concerns over fluctuating prices, energy costs, geopolitical issues, government deficits and debt loads, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased volatility, diminished expectations, and uncertainty regarding economies around the world. These factors, combined with reduced business and consumer confidence, increased unemployment, and volatile raw materials costs, precipitated an economic slowdown and recession in a number of markets around the world. As a result of these conditions, our customers may experience cash flow problems and may modify, delay, or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any reduction in demand or inability of our current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

We strive to improve operating margins through sales growth, price increases, productivity gains, and improved purchasing techniques, but we may not achieve the desired improvements.

We work to improve operating profit margins through activities such as growing sales to achieve increased economies of scale, increasing prices, improving manufacturing processes, and adopting purchasing techniques that lower costs or provide increased cost predictability to realize cost savings. However, these activities depend on a combination of improved product design and engineering, effective manufacturing process control initiatives, cost-effective redistribution of production, and other efforts that may not be as successful as anticipated. The success of sales growth and price increases depends not only on our actions but also the strength of customer demand and competitors’ pricing responses, which are not fully predictable. Failure to successfully implement actions to improve operating margins could adversely affect our financial performance.

We have initiated and intend to initiate several restructuring programs to improve our operating performance and achieve cost savings, but we may not be able to implement and/or administer these programs in the manner contemplated and these restructuring programs may not produce the desired results.

We have initiated several restructuring programs prior to and in the fourth quarter of 2009, and we intend to initiate new restructuring programs in the future. These programs involve, among other things, plant closures and staff reductions. Although we expect these programs to help us achieve operational improvements, including incremental cost savings, we may not be able to implement and/or administer these programs, including the implementation of plant closures and staff reductions, in the manner contemplated, which could cause the restructuring programs to fail to achieve the desired results. Additionally, the implementation of restructuring programs may result in impairment charges, some of which could be material. Even if we do implement and administer these restructuring programs in the manner contemplated, they may not produce the desired results. Accordingly, the restructuring programs that we have initiated and those that we intend to initiate in the future may not improve our operating performance and may not help us achieve cost savings. Failure to successfully implement and/or administer these restructuring programs could have an adverse effect on our financial performance.

We depend on external financial resources, and the economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

As of December 31, 2009, we had approximately $423.5 million of short-term and long-term debt with varying maturities and approximately $124.0 million of off balance sheet arrangements, including consignment arrangements for precious metals, international receivables sales programs, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders, customers and financial partners and their willingness to support our needs are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Interest rates on some of our borrowings are variable, and our borrowing costs could be affected adversely by interest rate increases.

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2009, that a one percent increase in interest rates would cause interest expense to increase by approximately $1.2 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 5 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

More than 50% of our net sales during 2009 were outside of the U.S. In order to support global customers, access regional markets and compete effectively, our operations are located around the world. As a result, our operations have additional complexity from changing economic, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. Other risks inherent in international operations include the following:

•	New and different legal and regulatory requirements and enforcement mechanisms in local jurisdictions;

•	U.S. export licenses may be difficult to obtain and we may be subject to export duties or import quotas or other trade barriers;

•	Increased costs of, and decreased availability of, transportation or shipping;

•	Credit risk and financial conditions of local customers and distributors;

•	Risk of nationalization of private enterprises by foreign governments or restrictions on investments;

•	Potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	Local political, economic and social conditions, including the possibility of hyperinflationary conditions, deflation, and political instability in certain countries.

While we attempt to anticipate these changes and manage our business appropriately in each location where we do business, these changes are often beyond our control and difficult to forecast. The consequences of these risks may have significant adverse effects on our results of operations or financial position.

We have significant deferred tax assets, and if we are unable to utilize these assets our results of operations may be adversely affected.

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. As of December 31, 2009, we had $146.7 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 7 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Breaches of these covenants could become defaults under our credit facilities and cause the acceleration of debt payments beyond our ability to pay. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions in key markets deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A significant decline in our business could make us unable to maintain compliance with these financial covenants, in which case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

Regulatory authorities in the U.S., European Union and elsewhere are taking a much more aggressive approach to regulating hazardous materials and other substances, and those regulations could affect sales of our products.

Legislation and regulations concerning hazardous materials and other substances can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California Proposition 65 or the European Union’s (“EU”) hazardous substances directive. The EU “REACH” registration system became effective June 1, 2007, and requires us to perform toxicity studies of the components of some of our products and to register the information in a central database, increasing the cost of these products. As a result of such regulations, customers may avoid purchasing some products in favor of perceived “greener,” less hazardous or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. These circumstances could adversely affect our business, including our sales and operating profits.

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

Our businesses depend on a continuous stream of new products, and failure to introduce new products could affect our sales, profitability and liquidity.

One way that we remain competitive in our markets is by developing and introducing new and improved products on an ongoing basis. Customers continually evaluate our products in comparison to those offered by our competitors. A failure to introduce new products at the right time that are price competitive and that provide the features and performance required by customers could adversely affect our sales, or could require us to compensate by lowering prices. The result could be lower sales, profitability and/or liquidity.

We are subject to stringent labor and employment laws in certain jurisdictions in which we operate, we are party to various collective bargaining arrangements, and our relationship with our employees could deteriorate, which could adversely impact our operations.

A majority of our full-time employees are employed outside the U.S. In certain jurisdictions where we operate, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, our employees are members of unions or are represented by a works council. We are often required to consult and seek the consent or advice of these unions and/or works councils. These regulations and laws, coupled with the requirement to consult with the relevant unions or works councils, could have a significant impact on our flexibility in managing costs and responding to market changes.

Furthermore, with respect to our employees who are subject to collective bargaining arrangements or similar arrangements (approximately 18% of our U.S. workforce as of December 31, 2009), there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Employee benefit costs, especially postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

We are exposed to intangible asset risk, and a write down of our intangible assets could have an adverse impact to our operating results and financial position.

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

Our ability to use our operating loss carryforwards and other tax attributes may be subject to limitation due to significant changes in the ownership of our common stock.

As of December 31, 2009, we had gross operating loss carryforwards of approximately $5.0 million and gross other tax attributes of approximately $67.1 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change operating loss carryforwards and other tax attributes to offset its post-change income may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. At December 31, 2009, we had reached a 43% threshold as calculated under Section 382 of the Code.

We have a growing presence in the Asia-Pacific region where it can be difficult for a U.S.-based company, such as Ferro, to compete lawfully with local competitors, which may cause us to lose business opportunities.

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

We conducted an assessment of our internal controls over financial reporting as of December 31, 2009 and 2008 and concluded that the internal controls over financial reporting were effective as of December 31, 2009 and 2008. Previously, we had concluded that we had material weaknesses in our internal controls as of December 31, 2007, 2006, 2005 and 2004. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are routinely involved in litigation brought by suppliers, customers, employees, governmental agencies, and others. Litigation is an inherently unpredictable process and unanticipated negative outcomes are possible. The most significant pending litigation is described in Item 3 — Legal Proceedings of this Annual Report on Form 10-K.

We may not pay dividends on our common stock at any time in the foreseeable future.

Holders of our common stock are entitled to receive such dividends as our board of directors from time to time may declare out of funds legally available therefore. Our board of directors has no obligation to declare dividends under Ohio law or our amended articles of incorporation. The restrictive covenants contained in our credit facility, as currently in effect and as amended and restated, prohibit us from paying dividends on our common stock at this time. We may not pay dividends on our common stock at any time in the foreseeable future. Any determination by our board of directors to pay dividends in the future will be based on various factors, including our financial condition, results of operations and current, anticipated cash needs and any limits our then-existing credit facility places on our ability to pay dividends.

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

Pharmaceuticals— U.S.: Waukegan, Illinois.

Ferro’s revolving credit and term loan facility, which was established in June 2006, has a security interest in the Company’s and its domestic material subsidiaries’ real estate.

In addition, we lease manufacturing facilities for the Performance Coatings segment in Italy; for the Electronic Materials segment in Germany, Japan, and Vista, California; for the Color and Glass Performance Materials segment in Japan, Portugal and Italy; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more business segments. Leased facilities range in size from 23,000 sq. ft. to over 300,000 sq. ft. at a plant located in Portugal.

Item 3 —	Legal Proceedings

As previously disclosed, on May 6, 2004, the Company was named in an indirect purchaser class action in California seeking monetary damages and injunctive relief relating to alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry (Competition Collision Center, LLC v. Crompton Corporation, et al., Superior Court of the State of California for the City and County of San Francisco,

Case No. CGC-040431278); on August 4, 2005, the Company was named in another indirect purchaser class action lawsuit (In Re Indirect Purchaser, Plastic Additives Litigation, D.R. Ward Construction, et al., v. Rohm & Haas Company, et al., Case No. 2:05-CV-04157-LDD, MDL No. 1684, U.S. District Court, Eastern District of Pennsylvania); and in June 2008, the Company was named in four more indirect purchaser class action lawsuits. All of these cases contain similar allegations. The four indirect purchaser cases filed in 2008 have been transferred to the Eastern District of Pennsylvania (Defren v. Rohm & Haas Company, et al., Case No. 2:08-CV-03702-LDD (filed June 12, 2008); Zebrowski v. Rohm & Haas Company, et al., Case No. 2:08-CV-04161-LDD (filed June 23, 2008); Burg v. Rohm & Haas Company, et al., Case No. 2:08-CV-04162-LDD (filed June 30, 2008); Miller v. Rohm & Haas Company, et al., Case No. 2:08-CV-03701-LDD (filed June 18, 2008)). The Company intends to vigorously defend these six civil actions, which are all in their early stages. As a result, the Company cannot determine the outcome of these lawsuits at this time.

As previously disclosed, on December 22, 2006, the Company filed a lawsuit against the prior owner of certain (but not all) assets acquired by the Company, seeking indemnification in relation to the above indirect purchaser lawsuits, as well as the previously disclosed and settled direct purchaser class action lawsuit and lawsuit filed by PolyOne Corporation (both of which also alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry). The Company sought indemnification for defense costs and other payments by the Company resulting from these cases (Ferro v. Cookson Group, et al., U.S. District Court, Northern District of Ohio, Eastern Division, Case No. 1:06CV3070). In April 2008, the U.S. District Court, Northern District of Ohio, dismissed our lawsuit, and the Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. In November 2009, the Sixth Circuit affirmed the decision of the District Court. The Company does not intend to pursue this matter further.

As previously disclosed, for the year ended December 31, 2007, the Company submitted deviation reports required by the Title V air emission permit issued under the New Jersey Air Pollution Control Act (the “Title V Air Permit”), which contained numerous deviations from the standards required by the Title V Air Permit at our South Plainfield, New Jersey, facility. In November 2009, the Company entered a settlement agreement with the New Jersey Department of Environmental Protection, pursuant to which the Company performed $100,000 worth of supplemental environmental projects in the community during 2009 and will make quarterly cash payments totaling $300,000 in 2010.

There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not expect the ultimate liabilities, if any, to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Executive Officers of the Registrant

The executive officers of the Company as of March 1, 2010, are listed below, along with their ages and positions held during the past five years. The year indicates when the individual was named to the indicated position. No family relationship exists between any of Ferro’s executive officers.

James F. Kirsch — 52
Chairman, President and Chief Executive Officer, 2006
President and Chief Executive Officer, 2005

Sallie B. Bailey — 50
Vice President and Chief Financial Officer, 2007
Senior Vice President-Finance and Controller, The Timken Company, an international manufacturer of highly engineered bearings and alloy steels and provider of related products and services, 2003

Mark H. Duesenberg — 48
Vice President, General Counsel & Secretary, 2008
Executive Director, Legal and Government Affairs, Lenovo Group Ltd., a global manufacturer of personal computers and electronic devices, 2008
Legal Director — Europe, Middle East & Africa, Lenovo Group Ltd., 2005

Ann E. Killian — 55
Vice President, Human Resources, 2005

Michael J. Murry — 58
Vice President, Electronics, Color and Glass Materials, 2009
Vice President, Inorganic Specialties, 2006
Vice President, Performance Coatings, 2005

Peter T. Thomas — 54
Vice President, Polymer and Ceramic Engineered Materials, 2009
Vice President, Organic Specialties, 2006
Vice President, Pharmaceuticals and Fine Chemicals and Polymer Additives, 2004

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. At January 29, 2010, we had 1,497 shareholders of record for our common stock. The closing price of the common stock on January 29, 2010, was $7.76 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2009, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2004.

COMPARISON OF FIVE-YEAR
CUMULATIVE TOTAL RETURNS

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2009 and 2008 were as follows:

	2009			2008
	High	Low	Dividends	High	Low	Dividends

First Quarter	$7.77	$0.81	$0.01	$20.65	$13.77	$0.145
Second Quarter	6.00	1.33	0.00	21.10	13.52	0.145
Third Quarter	10.46	1.95	0.00	24.13	17.28	0.145
Fourth Quarter	8.98	5.40	0.00	20.97	5.54	0.145

If we pay cash dividends in excess of a base dividend amount in any single quarterly period, the conversion rate on our 6.50% Convertible Senior Notes will be increased by formula. The base dividend amount is $0.145 per share, subject to adjustment in certain events.

Our senior credit facility prohibits us from paying dividends on our common stock. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

On August 6, 2009, we filed a shelf registration statement on Form S-3 (SEC File No. 333-161136) for the sale of securities in one or more offerings with an aggregate initial offering price of $300 million. In November 2009, the Company issued 41,112,500 shares of common stock under this shelf registration statement and received net proceeds of $215.7 million. From the net proceeds, the Company paid $7.5 million in fees and expenses related to the amendment and restatement of our 2009 Amended and Restated Credit Facility and repaid $158.1 million of outstanding term loans. The Company will use the remaining proceeds to pay the costs associated with its restructuring programs and strategic initiatives.

We did not repurchase any of our common stock during the fourth quarter of 2009.

Item 6 —	Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Net sales	$1,657,569	$2,245,152	$2,147,904	$1,987,606	$1,833,064
(Loss) income from continuing operations	(40,040)	(52,882)	(97,502)	17,181	17,462
Basic (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	(0.85)	(1.28)	(2.34)	0.33	0.33
Diluted (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	(0.85)	(1.28)	(2.34)	0.33	0.33
Cash dividends declared per common share	0.01	0.58	0.58	0.58	0.58
Total assets	1,526,355	1,544,117	1,638,260	1,741,602	1,676,598
Long-term debt, including current portion, and redeemable preferred stock	409,231	577,290	538,758	601,765	568,325

In 2008, we sold our Fine Chemicals business. For all periods presented, we report that business as discontinued operations. That divestiture is further discussed in Note 15 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions improved through the course of 2009. The year began with a sharp decline in customer demand that resulted from the worldwide economic downturn and difficult credit markets. Demand gradually improved after the first quarter as customers reduced their inventory destocking and as end-market demand began to recover.

Net sales in 2009 declined by 26% from 2008. The decline in sales compared with 2008 was greater during the first half of the year, driven by reduced demand in most end-market applications including automobiles, construction, electronics and appliances. Quarterly sales improved sequentially during 2009 and by the fourth quarter sales were higher than in the prior-year period when demand began to be adversely affected by worldwide economic issues. For the full year, sales declined in each segment and in all regions.

Beyond the fundamental customer demand for our products, the factors that influenced 2009 results included the following:

•	Cost and expense reduction initiatives. These initiatives included restructuring actions that consolidated manufacturing facilities and reduced employee positions. The actions resulted in restructuring and other charges, and also contributed to lower operating costs and expenses.

•	Reduced impairment of goodwill and other assets.

•	Increased interest expense. Interest expense increased due to higher interest rates and increased borrowing levels, including borrowing to satisfy requirements for cash collateral related to precious metal consignment agreements. Borrowing levels were reduced in November as a result of using a portion of the proceeds from an equity offering to reduce debt.

Gross margin declined in 2009, compared with 2008, driven by the decline in sales. Primarily because of our cost reduction efforts, gross margin percentage increased compared with the prior-year period. Cost reductions included staffing reductions, plant closures, benefit reductions and unpaid furloughs for certain salaried employees.

Selling, general and administrative (“SG&A”) expense declined during the year. The decline was primarily due to expense reduction efforts that resulted in lower staffing levels and reductions in spending in response to our reduced sales levels. An increase in pension expense partially offset the effects of the expense reduction actions.

We recorded an $8.2 million impairment of goodwill related to our Pharmaceuticals business during 2009. The impairment was triggered by changes made to the assumptions used to determine valuation under the market approach. The impairment charge recorded in 2009 was substantially smaller than the charge for goodwill and asset impairments in 2008.

Restructuring charges were recorded during 2009, primarily related to manufacturing rationalization activities in Europe and other cost reduction activities. Restructuring charges were lower than in the prior-year period.

Interest expense increased during 2009 compared with the prior-year period primarily as a result of higher interest rates and higher average borrowing levels. As a result of an amendment to our credit facilities that was signed in March 2009, the interest rate on our term loans and revolving credit borrowings increased, contributing to the higher interest expense. The requirement to provide cash collateral for precious metal leases was a major contributor to our increased borrowing levels.

In November 2009, we sold common stock in an equity offering. The net proceeds from the offering were used to reduce debt and will be used to fund future restructuring actions and strategic growth initiatives.

We recorded a loss from continuing operations in 2009. The loss was due to a decline in gross profit resulting from reduced sales driven by the worldwide economic downturn, as well as restructuring charges, impairment charges, and increased interest expense. Lower selling, general and administrative expense, compared with the prior-year period, helped to reduce the loss from continuing operations.

During 2008, we sold our Fine Chemicals business. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations for all periods presented.

Outlook

General economic conditions around the world deteriorated sharply in late 2008 and early 2009. As a result, demand for our products declined. During 2009, particularly in the second half of the year, there was modest improvement in demand, however our sales and manufacturing volumes continue to be less than they were prior to the economic downturn. During 2009, our customers reduced their inventories, including inventories of our products, which contributed to the decline in demand for our products. It appears that customers’ inventories have stabilized, and inventory destocking largely has been completed. In aggregate, demand for our products has improved since the first quarter of 2009 and is expected to improve modestly in future quarters. However, economic conditions are expected to remain challenging, and there likely will be disparities in the timing and rate of recovery of different regions and end markets we serve.

We expect to continue to record charges associated with our current and future restructuring programs, including the restructuring efforts funded by our 2009 equity offering. The restructuring programs are intended to further rationalize our manufacturing operations in Europe, align our worldwide operations to reduced customer demand, and lower our selling, general and administrative expense.

Factors that could adversely affect our future financial performance are contained within “Risk Factors” included under Item 1A.

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

	2009	2008	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$1,657,569	$2,245,152	$(587,583)	(26.2)%
Cost of sales	1,343,297	1,841,485	(498,188)	(27.1)%

Gross profit	314,272	403,667	(89,395)	(22.1)%
Gross margin percentage	19.0%	18.0%
Selling, general and administrative expenses	272,259	297,119	(24,860)	(8.4)%
Impairment charges	8,225	80,205	(71,980)	(89.7)%
Restructuring charges	11,112	25,937	(14,825)	(57.2)%
Other expense (income):
Interest expense	63,918	51,290	12,628	24.6%
Interest earned	(896)	(714)	(182)	25.5%
Loss on extinguishment of debt	—	5,531	(5,531)	(100.0)%
Foreign currency losses, net	3,827	742	3,085	415.8%
Miscellaneous income, net	(618)	(357)	(261)	73.1%

Loss before income taxes	(43,555)	(56,086)	12,531	(22.3)%
Income tax benefit	(3,515)	(3,204)	(311)	9.7%

Loss from continuing operations	(40,040)	(52,882)	12,842	(24.3)%
Income from discontinued operations, net of income taxes	—	5,014	(5,014)	(100.0)%
(Loss) gain on disposal of discontinued operations, net of income taxes	(325)	9,034	(9,359)	(103.6)%

Net loss	$(40,365)	$(38,834)	$(1,531)	3.9%

Diluted loss per share attributable to Ferro Corporation common shareholders	$(0.86)	$(0.95)	$0.09	(9.5)%

Net sales declined by 26% in 2009, primarily due to reduced sales volume resulting from the worldwide economic downturn. Lower sales volume accounted for approximately 22 percentage points of the overall sales decline. Changes in product mix and prices accounted for approximately 2.6 percentage points of the sales decline. Changes in foreign currency exchange rates also contributed to the lower net sales, accounting for approximately 1.5 percentage points of the sales decline. The changes in sales volume, product mix and prices include the effects of lower sales of precious metals. Lower precious metal sales contributed approximately 3.1 percentage points to the lower sales for the year. Sales declined in all segments and in all regions compared with the prior-year period.

Gross profit declined in 2009 as a result of the decline in net sales. Cost reduction initiatives, including staffing reductions, plant closures and restructuring actions, partially offset the decline in gross profit. As a result, despite the decline in sales, gross profit percentage increased approximately 100 basis points in 2009 compared with 2008. Raw material prices declined, in aggregate, by approximately $98 million during 2009 compared with the prior-year period. The benefit from lower raw material costs was largely offset by lower product prices. Charges, primarily related to manufacturing rationalization activities, reduced gross profit by approximately $5.0 million during 2009. Gross profit was reduced by approximately $3.1 million in 2008 as a result of charges for asset write-offs and costs associated with our manufacturing rationalization initiatives. In 2008, gross profit was also reduced by approximately $3.3 million spent to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing location.

Selling, general and administrative (“SG&A”) expense declined by $24.9 million in 2009 compared with 2008. SG&A expense was 16.4 percent of sales in 2009 compared with 13.2 percent of sales in 2008 due to lower sales. SG&A expense declined as a result of expense reduction efforts we made in response to weak customer demand. The expense reductions included reduced staffing and reduced discretionary spending. In 2009, these actions contributed to a reduction of approximately $17.8 million in salary and wage expense and a $10.8 million reduction in travel and entertainment expense compared with 2008. Partially offsetting these declines was an increase of approximately $20.1 million in pension expense. SG&A expense in 2009 included charges of approximately $12.2 million primarily related to expense reduction initiatives. The 2008 SG&A expense included charges of approximately $3.9 million related to corporate development activities, asset write-offs and employee severance expenses, partially offset by benefits from litigation settlements and insurance proceeds.

We recorded impairment charges of $8.2 million during 2009 related to a reduction in goodwill associated with our Pharmaceuticals business. The impairment was triggered by changes made to the assumptions used to determine valuation under the market approach.

Restructuring charges declined to $11.1 million in 2009 from $25.9 million in 2008. The 2009 restructuring charges were primarily related to manufacturing rationalization activities in our European manufacturing operations and other cost-reduction actions.

Interest expense increased during 2009 compared with the prior-year period. Interest expense increased approximately $7.0 million due to higher interest rates, primarily resulting from an amendment to our credit facilities that we signed in March 2009 and approximately $2.4 million due to increased borrowings. Additional changes in interest expense resulted from differences in the amortization of fees and discounts. Interest expense in 2009 included a required $3.2 million write- off of unamortized credit facility fees triggered by debt repayments. A primary driver of the increased borrowing levels in 2009 was a requirement to provide cash collateral for precious metal leases. As of December 31, 2009, we had $112.4 million of cash on deposit as collateral for precious metals.

During 2008, we refinanced our 9 1/8% coupon senior notes using the proceeds of a new convertible bond offering and additional borrowing from our revolving credit facility. The repayment of the senior notes resulted in a loss on extinguishment of debt of $5.5 million. This loss did not recur in 2009.

Net foreign currency transaction losses were $3.8 million in 2009 compared with losses of $0.7 million in 2008. We manage currency translation risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to fair value and the resulting gains and losses are charged to income or expense in the period.

During 2009, we recognized a tax benefit of $3.5 million, or 8.1% of the loss before income taxes, compared to a benefit of $3.2 million, or 5.7% of the loss before income taxes in 2008. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2009

•	A $4.2 million (9.7%) decrease resulting from rate differences between non-U.S. and U.S. jurisdictions.

•	A $2.9 million (6.6%) decrease resulting from goodwill impairment not recognized for tax purposes.

•	A $2.9 million (6.6%) decrease resulting from a decrease in the reserves for uncertain tax positions.

•	A $4.4 million (10.1%) increase resulting from U.S. credits for increasing research activities.

2008

•	A $15.4 million (27.5%) decrease resulting from goodwill impairment with only a partial tax benefit.

•	A $9.8 million (17.4%) decrease resulting from an increase to valuation allowances due to a determination that it is more likely than not that certain deferred tax assets will not be realized.

•	A $6.5 million (11.6%) decrease resulting from rate differences between non-U.S. and U.S. jurisdictions.

•	A $6.1 million (10.9%) increase resulting from a favorable tax impact on foreign dividends.

•	A $5.7 million (10.2%) increase resulting from a decrease in the reserves for uncertain tax positions.

The 2009 loss from continuing operations was reduced from the loss recorded in 2008 as a result of lower impairment charges, reduced SG&A expense and lower restructuring charges. Partially offsetting these reduced charges and expenses were lower gross profit and higher interest expense.

	2009	2008	$ Change	% Change
	(Dollars in thousands)

Segment Sales
Performance Coatings	$487,891	$627,918	$(140,027)	(22.3)%
Electronic Materials	426,896	558,313	(131,417)	(23.5)%
Color & Glass Performance Materials	321,750	456,644	(134,894)	(29.5)%
Polymer Additives	249,510	349,902	(100,392)	(28.7)%
Specialty Plastics	149,524	225,856	(76,332)	(33.8)%
Pharmaceuticals	21,998	26,519	(4,521)	(17.0)%

Total segment sales	$1,657,569	$2,245,152	$(587,583)	(26.2)%

Segment Operating Income
Performance Coatings	$29,551	$36,935	$(7,384)	(20.0)%
Electronic Materials	45,344	52,868	(7,524)	(14.2)%
Color & Glass Performance Materials	13,123	39,112	(25,989)	(66.4)%
Polymer Additives	6,708	6,086	622	10.2%
Specialty Plastics	10,164	5,385	4,779	88.7%
Pharmaceuticals	438	3,524	(3,086)	(87.6)%

Total segment operating income	$105,328	$143,910	$(38,582)	(26.8)%

Performance Coatings Segment Results.  Sales declined in Performance Coatings primarily due to reduced sales volumes of tile coatings. The decline in sales volume was responsible for approximately $85 million of the reduction in sales, while changes in product prices and mix reduced sales by approximately $23 million and changes in foreign currency exchange rates contributed approximately $32 million to the sales decline. The sales decline was the largest in Europe, our largest market for these products. Sales also declined in the United States and Asia-Pacific. Operating income declined primarily due to reduced sales. Gross profit declined by $25 million, driven by the lower sales volume. Partially offsetting the decline in gross profit was a reduction in SG&A expense of $18 million as a result of staffing reductions and expense reduction initiatives.

Electronic Materials Segment Results.  Sales declined in Electronic Materials primarily as a result of lower sales volume of dielectric materials and metals pastes and powders, partially offset by improvements in product pricing. The decline in sales volume was responsible for an approximately $176 million reduction in sales in 2009. This reduction was partially offset by approximately $40 million due to changes in product pricing and $4 million due to changes in foreign currency exchange rates. A decline in sales of precious metals of $59 million contributed to the sales decline, reflecting both price and volume changes in precious metals. The costs of precious metals included in our products are generally passed through to customers with minimal gross profit contribution. Sales declined in all three principal regional markets for our electronic materials products: Asia-Pacific, the United States and Europe. Operating income declined due to a $22 million decline in gross profit partially offset by a reduction of $14 million in SG&A expense. The decline in gross profit was primarily due to the negative effects of lower sales volumes. The decline in SG&A expense was due to expense reduction initiatives, including staffing reductions and control of discretionary spending.

Color and Glass Performance Materials Segment Results.  Sales declined in Color and Glass Performance Materials as a result of lower sales volume. Lower sales volume reduced sales by approximately $93 million. Changes in product prices and mix contributed an additional $31 million to the sales decline, and changes in foreign currency exchange rates accounted for approximately $10 million of the lower net sales for the segment. Sales for the year were lower in all regions. Operating income declined due to a $38 million decline in gross profit, partially offset by a $12 million reduction in SG&A expense. The decline in gross profit was primarily due to the negative effects of lower sales volumes. The reduction in SG&A expense was primarily due to staffing reductions and control of discretionary spending.

Polymer Additives Segment Results.  Sales declined in Polymer Additives primarily as a result of lower sales volume and changes in product pricing and mix. The reduction in volume accounted for approximately $67 million of the sales decline, while changes in product pricing and mix contributed an additional $29 million to the reduced sales. Changes in foreign currency exchange rates were responsible for $4 million of the reduction in sales from the prior year. The sales declines occurred primarily in the United States and Europe. Operating income increased, despite the decline in sales, due to a $7.5 million reduction in SG&A expense that more than offset a $6.9 million decline in gross profit. The decline in gross profit was due primarily to the negative effects of lower sales volume. The decline in SG&A expense was due to staffing reductions and control of discretionary spending. In addition, during 2008 the operating income in Polymer Additives was reduced by approximately $3.3 million in costs to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing plant.

Specialty Plastics Segment Results.  Sales declined in Specialty Plastics primarily due to lower sales volume. Approximately $65 million of the sales decline was the result of lower sales volume. Changes in product pricing and mix contributed $8 million to the lower sales and changes in foreign currency exchange rates reduced sales by an additional $3 million. The sales decline occurred mainly in the United States and Europe, the primary markets for our plastics products. Operating income increased compared with the prior-year period as a result of a $7.3 million decrease in SG&A expense that more than offset a $2.5 million decrease in gross profit. The decline in gross profit was due to the negative effects of lower sales volumes partially offset by improved manufacturing cost performance. The reduction in SG&A expense was due to staffing reductions and control of discretionary spending.

Pharmaceuticals Segment Results.  Sales declined in Pharmaceuticals primarily as a result of reduced demand for high-value products that caused a change in product mix. Operating income declined primarily due to a $5.0 million reduction in gross profit driven by the change in product mix. The reduction in gross profit was partially offset by a $1.9 million reduction in SG&A expense. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business in 2008.

	2009	2008	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$758,048	$973,717	$(215,669)	(22.1)%
International	899,521	1,271,435	(371,914)	(29.3)%

Total geographic revenues	$1,657,569	$2,245,152	$(587,583)	(26.2)%

Sales of products shipped from all regions declined as a result of the worldwide economic downturn in 2009. In 2009, sales in the United States were 46% of total net sales compared with 43% of net sales in 2008. The decline in international sales was driven primarily by sales in Europe and Asia-Pacific. Sales in Latin America declined slightly compared with the prior year. Sales recorded in each region include products exported to customers that are located in other regions.

Comparison of the years ended December 31, 2008 and 2007

	2008	2007	$ Change	% Change
	(Dollars in thousands, except per share data)

Net sales	$2,245,152	$2,147,904	$97,248	4.5%
Cost of sales	1,841,485	1,745,445	96,040	5.5%

Gross profit	403,667	402,459	1,208	0.3%
Gross margin percentage	18.0%	18.7%
Selling, general and administrative expenses	297,119	314,878	(17,759)	(5.6)%
Impairment charges	80,205	128,737	(48,532)	(37.7)%
Restructuring charges	25,937	16,852	9,085	53.9%
Other expense (income):
Interest expense	51,290	57,837	(6,547)	(11.3)%
Interest earned	(714)	(1,505)	791	(52.6)%
Loss on extinguishment of debt	5,531	—	5,531	—
Foreign currency losses, net	742	1,254	(512)	(40.8)%
Loss (gain) on sale of businesses	—	1,348	(1,348)	(100.0)%
Miscellaneous income, net	(357)	(1,488)	1,131	(76.0)%

Loss before income taxes	(56,086)	(115,454)	59,368	(51.4)%
Income tax benefit	(3,204)	(17,952)	14,748	(82.2)%

Loss from continuing operations	(52,882)	(97,502)	44,620	(45.8)%
Income from discontinued operations, net of income taxes	5,014	5,312	(298)	(5.6)%
Gain (loss) on disposal of discontinued operations, net of income taxes	9,034	(225)	9,259	(4,115.1)%

Net loss	$(38,834)	$(92,415)	$53,581	(58.0)%

Diluted loss per share attributable to Ferro Corporation common shareholders	$(0.95)	$(2.23)	$1.28	(57.4)%

Net sales grew by 4.5% in 2008, driven by improved product prices and favorable changes in foreign currency exchange rates. The increase in product prices and improved product mix increased sales by approximately 5 percentage points, including higher sales of precious metals, which are generally passed through to customers with minimal contribution to gross profit. Changes in exchange rates contributed approximately 3.5 percentage points to the rate of growth in sales. Lower sales volume, particularly in the last three months of the year, partially offset the positive effects of product pricing and exchange rate changes. Lower sales volume, in aggregate across all our businesses, reduced net sales by approximately 4 percentage points. Net sales increased in all regions.

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

Impairment charges of $58.4 million related to goodwill and $21.8 million related to long-lived assets in the Tile Coating Systems business within the Performance Coatings segment, the Specialty Plastics segment, and the Electronic Materials segment were recorded in 2008. The goodwill impairment of $41.4 million in the Tile Coating Systems business was triggered by lower forecasted cash flows resulting from the negative effect on operating results of the significant downturn in demand in U.S. and European housing and construction markets during the fourth quarter of 2008. The goodwill impairment of $17.0 million and asset impairment of $1.9 million in the Specialty Plastics business was the result of the downturn in demand from automotive, appliance and container applications, primarily driven by reduced demand in the fourth quarter of 2008. The decline in auto sales and U.S. home construction negatively impacted the business and the extended time forecasted for recovery in these markets and triggered an indicator of impairment. In addition, the 2008 impairment charge included a $19.9 million impairment of property, plant and equipment in our Electronic Materials facility in Uden, Netherlands. The impairment was the result of a decline in the operating results and reduced future sales projections for our dielectric material products that are produced in the Uden facility. During 2007, an impairment charge of $105.7 million related to goodwill and $23.0 million related to long-lived assets was recorded in our Polymer Additives and Pharmaceuticals businesses.

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

Miscellaneous income, net decreased in 2008 primarily as a result of an increased provision for an environmental contingency in Latin America related to a previously closed manufacturing site, a loss on forward contracts in the current period, and lower gains on the disposal of assets. The decreased income was partially offset by benefits related primarily to reductions of accruals for contingencies.

During 2008, we recognized a tax benefit of $3.2 million, or 5.7% of the loss before income taxes, compared to a benefit of $18.0 million, or 15.5% of the loss before income taxes in 2007. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2008

•	A $15.4 million (27.5%) decrease resulting from goodwill impairment with only a partial tax benefit.

•	A $9.8 million (17.4%) decrease resulting from an increase to valuation allowances due to a determination that it is more likely than not that certain deferred tax assets will not be realized.

•	A $6.5 million (11.6%) decrease resulting from rate differences between non-U.S. and U.S. jurisdictions.

•	A $6.1 million (10.9%) increase resulting from a favorable tax impact on foreign dividends.

•	A $5.7 million (10.2%) increase resulting from a decrease in the reserves for uncertain tax positions.

2007

•	A $12.3 million (10.6%) decrease resulting from goodwill impairment not recognized for tax purposes.

•	A $7.0 million (6.1%) decrease resulting from an unfavorable tax impact on foreign dividends.

•	A $4.6 million (4.0%) decrease resulting from an increase to valuation allowances due to a determination that it is more likely than not that certain deferred tax assets will not be realized.

The 2008 loss from continuing operations was reduced from the loss recorded in 2007 as a result of lower impairment charges, reduced SG&A expense and lower interest expense. Partially offsetting these reduced expenses were higher restructuring charges in 2008 compared with 2007.

During 2008, we sold the Fine Chemicals business that was previously part of our Other Businesses segment. Primarily as a result of that sale, we recorded a gain of $9.0 million, net of taxes, on the disposal of discontinued operations.

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

Performance Coatings Segment Results.  Sales increased in Performance Coatings as a result of growth in sales of tile products, which offset a decline in sales of porcelain enamel products. The primary drivers of the overall increase were favorable changes in foreign currency exchange rates which contributed approximately $27 million to sales. In addition, increased product prices added approximately $6.2 million to sales for the year. Partially offsetting these factors was a decline in volume, in our porcelain enamel products. In total, changes in volume in tile and porcelain enamel products decreased sales by approximately $15 million. Sales increased in Europe, Latin America and Asia, and declined in the United States. Operating income declined primarily as a result of a $1.2 million increase in selling, general and administrative (SG&A) expense. Gross profit was nearly flat as a result of increased product selling prices that were largely offset by higher raw material costs and the negative effects of lower manufacturing volumes.

Electronic Materials Segment Results.  Sales grew in Electronic Materials as a result of improved customer demand for our advanced materials products, particularly conductive pastes used in the manufacture of solar cells, and our surface finishing products. Higher costs for precious metals, which generally are passed through to our customers with minimal gross profit contribution, contributed approximately $70 million of the increased segment sales for the year. Changes in foreign currency exchange rates contributed approximately $15 million to the sales increase. Sales grew primarily as a result of higher product shipments from our manufacturing facilities in the United States, although much of this product volume is used by customers in other regions. Operating income increased as a result of increased sales volume of higher-margin products, increased product pricing and manufacturing productivity improvements partially offset by higher raw material costs. Together, these changes resulted in a $23 million increase in gross profit. The increase in gross profit was partially offset by an increase of approximately $3.4 million in SG&A expense resulting primarily from growth in the business.

Color and Glass Performance Materials Segment Results.  Sales increased in Color and Glass Performance Materials as a result of changes in foreign currency exchange rates, which increased sales by approximately $22 million, and improved product pricing, which increased sales by approximately $11 million. Partially offsetting this growth was lower sales volume, which reduced sales by approximately $22 million. Net sales increased in all regions, led by increased sales in Europe. Operating income declined compared with the prior year as a result of lower sales volumes and higher raw material costs, partially offset by higher product pricing, leading to a $9.5 million decrease in gross profit. This decline was partially offset by a $0.4 million decline in SG&A expense.

Polymer Additives Segment Results.  Sales increased in Polymer Additives primarily as a result of increased product prices which contributed approximately $24 million to the sales growth. In addition, changes in foreign currency exchange rates increased sales by approximately $6.4 million. These positive contributions to sales were partially offset by lower sales volumes which reduced sales by approximately $16 million. Sales increased in the United States, Europe and Asia-Pacific. Operating income declined, primarily as a result of higher raw material costs and lower sales volumes, partially offset by higher product pricing. These changes led to a decline in gross profit of $5.8 million. During 2008, the business incurred costs of approximately $3.3 million to clean up an accidental discharge of product into the wastewater treatment facility at our Bridgeport, New Jersey, manufacturing plant. Reductions in SG&A expense offset a portion of these increased costs.

Specialty Plastics Segment Results.  Sales declined in Specialty Plastics as a result of lower sales volume, partially offset by higher product pricing and changes in foreign currency exchange rates. Reduced volume reduced sales by approximately $62 million. Product pricing and mix improvements of approximately $21 million and changes in exchange rates of approximately $5.4 million partially offset the sales decline. Sales were lower in the United States and Europe as a result of weak customer demand. Operating income declined due to lower sales volume and higher raw material costs that were not fully offset by higher product prices. These changes reduced gross profit by approximately $13 million. The effect of the reduced gross profit on operating profit was moderated by a decline of approximately $3.7 million in SG&A expense.

Pharmaceuticals Segment Results.  Sales were nearly flat in Pharmaceuticals compared with the prior year. Operating profit improved primarily due to lower SG&A expense of approximately $1.4 million. Improved manufacturing efficiency, partially offset by a less favorable combination of sales volume and product mix, resulted in an increase of approximately $0.2 million in gross profit. Results related to our Fine Chemicals business, which had previously been combined with the results from our Pharmaceuticals business and reported as “Other Businesses,” are now reported as discontinued operations following the sale of the Fine Chemicals business during 2008.

	2008	2007	$ Change	% Change
	(Dollars in thousands)

Geographic Revenues
United States	$973,717	$900,146	$73,571	8.2%
International	1,271,435	1,247,758	23,677	1.9%

Total geographic revenues	$2,245,152	$2,147,904	$97,248	4.5%

Sales of products shipped from the United States increased primarily driven by higher shipments of Electronic Materials products from our U.S. manufacturing facilities. U.S. sales of Polymer Additive products also increased. The sales increase was partially offset by lower U.S. sales of our Specialty Plastics and Performance Coatings products. Sales of products shipped from international regions increased slightly, driven primarily by increased sales of tile products in our Performance Coatings business. Sales recorded in each region include products exported to customers that are located in other regions.

Summary of Cash Flows for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

Net cash provided by (used for) operating activities	$2,151	$(9,096)	$144,579
Net cash used for investing activities	(42,654)	(17,050)	(62,033)
Net cash provided by (used for) financing activities	46,625	23,854	(88,717)
Effect of exchange rate changes on cash	2,194	458	1,211

Increase (decrease) in cash and cash equivalents	$8,316	$(1,834)	$(4,960)

Operating activities.  Cash flows from operating activities increased $11.2 million from 2008 to 2009. Changes in inventory levels provided $82.7 million of additional cash flows, and changes in other receivables and other current assets provided another $54.7 million. Cash outflows of $46.3 million in 2008 related to a note receivable from Ferro Finance Corporation (“FFC”) did not recur in 2009. Partially offsetting these benefits was $112.4 million used for deposits related to our precious metals program.

Cash flows from operating activities decreased $153.7 million from 2007 to 2008 primarily as a result of the absence of a return of cash deposits related to our precious metals consignment program, a decrease in accounts payable, and the absence of cash inflows from inventory reductions. Cash flows from operations in 2008 also included cash payments of $27.3 million used for restructuring programs, an increase of $14.7 million from 2007. Prior to 2008, FFC, a wholly-owned subsidiary, was a qualified special purpose entity and therefore unconsolidated. In 2008, in connection with an amendment of our U.S. asset securitization program, FFC ceased to be a qualified special purpose entity and was included in our consolidated balance sheet. The consolidation of FFC was a noncash event and, therefore, is not reflected in our cash flows. Upon consolidation of FFC, accounts receivable increased $105.9 million, the note receivable from FFC decreased $75.9 million and other non-current assets decreased $30.0 million, with no change in cash.

Investing activities.  Capital expenditures decreased $29.8 million from 2008 to 2009 and increased $5.4 million from 2007 to 2008. The primary reasons for the 2008 increase in capital spending included the construction of a new plant in Spain that produces colors for the European tile market, increased investment in the Company’s manufacturing facilities in the Asia-Pacific region to produce electronic materials, projects related to our manufacturing rationalization programs in the United States and Europe, and investments to support current and anticipated sales growth. In 2009, we continued capital spending on manufacturing rationalization programs, but the other projects from 2008 had been substantially completed, and we made a concerted effort to defer or scale back new projects in order to conserve cash during a period of reduced customer demand associated with the global economic downturn. In 2008, we sold our Fine Chemicals business and received proceeds, net of transactional costs, of $56.5 million.

Financing activities.  At December 31, 2009, our primary credit agreement consisted of a $200.0 million multi-currency senior revolving credit facility and a senior term loan facility with an outstanding principal balance of $231.4 million, both with maturities in 2012. In 2009, we issued 41.1 million shares of common stock and received net proceeds of $215.7 million. In connection with this equity offering, we converted $100.0 million of revolving loans into new term loans and then used $158.1 million of the equity offering proceeds to pay down new and existing term loans. In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013. The proceeds from this note offering, along with available cash, including borrowings under our revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes that would have matured in 2009.

In 2009, we had net repayments to all credit facilities of $155.8 million, while in 2008, we had net borrowings of $64.7 million, for a net decrease in 2009 of $220.5 million in our rate of borrowing. In 2007, we had net repayments of $69.0 million to credit facilities, for a net increase in 2008 of $133.7 million in our rate of borrowing. In 2009, we paid $16.9 million to amend and enter into credit facilities. In 2008, we paid $5.3 million to extinguish the 9 1/8% Senior Notes and $5.6 million to issue the 6.50% Convertible Senior Notes. In 2007, we paid $1.8 million to amend credit facilities.

In the first quarter of 2009, Ferro’s Board of Directors declared a quarterly dividend of $0.01 per common share. We paid no dividends on our common stock for the remaining quarters of 2009. In 2008 and 2007, we paid dividends on our common stock at the quarterly rate of $0.145 per share. Dividends paid, including dividends on our preferred stock, totaled $1.1 million in 2009, $26.1 million in 2008, and $26.1 million in 2007.

Capital Resources and Liquidity

Common Stock

In November 2009, we sold 41,112,500 shares of common stock and received $215.7 million of net proceeds. We used portions of the net proceeds to reduce borrowings under our revolving credit and term loan facilities and to pay fees and expenses in connection with the amendment and restatement of those facilities.

6.50% Convertible Senior Notes

In August 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The proceeds from the offering, along with available cash, including borrowings under Ferro’s revolving credit facility, were used to purchase all of Ferro’s outstanding 9 1/8% Senior Notes. The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. At December 31, 2009, we were in compliance with the covenants under the Convertible Notes’ indentures.

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

In March 2009, we amended the 2007 Amended Credit Facility (the “2009 Amended Credit Facility”) primarily to provide additional operating flexibility. The primary effects of the 2009 Amended Credit Facility were to:

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

•	Eliminate our ability to request an increase of $50 million in the revolving credit facility,

•	Add provisions governing the obligations of the Company and the lenders if one or more lenders under the revolving credit facility fails to satisfy its funding obligations or otherwise becomes a defaulting lender, and

•	Restrict our ability to make payments with respect to our capital securities. The 2009 Amended Credit Facility prohibits us from paying dividends on our common stock.

On October 26, 2009, we amended and restated our 2009 Amended Credit Facility (the “2009 Amended and Restated Credit Facility”). The amendment and restatement became effective November 6, 2009, upon the closing of our offering of common stock. The primary effects of the 2009 Amended and Restated Credit Facility were to:

•	Extend the maturity of the revolving commitments through June 6, 2012,

•	Allow conversion of $100 million of revolving loans into new term loans that also mature on June 6, 2012,

•	Require application of the proceeds in excess of $50 million from the equity offering, net of equity issuance and facility amendment fees and costs, to repay outstanding term loans (as a result, we repaid $79.0 million of existing term loans and $79.0 million of new term loans),

•	Modify the maximum permitted leverage ratio,

•	Modify the minimum permitted fixed charge coverage ratio,

•	Delete the minimum EBITDA covenant, which was added in the 2009 Amended Credit Facility,

•	Delete the additional financial reporting by the Company to the lenders, which was added in the 2009 Amended Credit Facility,

•	Modify our obligations to apply the net proceeds of dispositions to repay outstanding revolving and term loans,

•	Step down the portion of the annual excess cash flow required to be used to repay outstanding loans depending on the leverage ratio,

•	Increase the amount of indebtedness our foreign subsidiaries may incur based on the leverage ratio,

•	Allow payment of dividends to holders of Series A preferred shares,

•	Eliminate the cap on the amount of cash we may deliver to secure our obligations arising under our precious metals program, and

•	Limit the amount of cash or cash equivalents we may hold.

The 2009 Amended and Restated Credit Facility currently includes a $200.0 million revolving credit facility, which matures in 2012. At December 31, 2009, we had borrowed $1.7 million of the revolver and had $191.4 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2008, we had borrowed $111.8 million of the revolver and had $180.0 million available. Borrowings under our revolver declined due to the conversion of $100 million of revolving loans into new term loans and use of proceeds from our equity offering to pay down debt. These reductions were partially offset by the result of our decision, as discussed below, to cash collateralize certain precious metals consignment agreements.

At December 31, 2009, the 2009 Amended and Restated Credit Facility also included a term loan facility with an outstanding principal balance of $231.4 million, which matures in 2012. The Company is required to make principal payments to the term loan investors of $68.4 million, $71.0 million, and $92.0 million in January, April and June 2012, respectively. In addition, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the principal amount due in the last three payments beginning with the earliest payment. We were not required to make an additional principal payment in April 2009 and will not be required to make an additional payment in April 2010.

We are subject to a number of restrictive covenants under our revolving credit and term loan facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. This risk is described in more detail in “Risk Factors” under Item 1A of this Annual Report on Form 10-K. At December 31, 2009, we were in compliance with the covenants of the 2009 Amended and Restated Credit Facility.

These covenants are negotiated with the group of lenders. The covenants include requirements for a minimum fixed charge coverage ratio and a maximum leverage ratio. Definitions of the covenants and our required performance can be found in our 2009 Amended and Restated Credit Facility, which was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 26, 2009. Our ability to meet these covenants is primarily driven by our net income before interest, income taxes, depreciation and amortization; our total debt; and our interest payments. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our capital expenditures; requirements for deposits from participants in our precious metals program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by debt level, external fees, and interest rates, primarily prime and LIBOR.

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

At December 31, 2009, Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $76.4 million and short-term debt from advances by the purchasers for their interests in those receivables of $17.8 million. After reductions for non-qualifying receivables, we had $5.7 million of additional borrowings available under the program at December 31, 2009.

Off Balance Sheet Arrangements

International Receivable Sales Programs.  We maintain several international programs to sell trade accounts receivable. At December 31, 2009, the commitments supporting these programs, which can be withdrawn at any time, totaled $61.1 million, the amount of outstanding receivables sold under these programs was $15.2 million, and Ferro had received net proceeds under these programs of $10.3 million for outstanding receivables. Based on available and qualifying receivables, there was no additional availability under these programs at December 31, 2009.

Consignment and Customer Arrangements for Precious Metals.  In the production of some of our products, we use precious metals, primarily silver for Electronic Materials products and gold for Color and Glass Performance Materials products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $4.3 million for 2009. At

December 31, 2009, we had on hand $101.4 million of precious metals, measured at fair value, owned by participants in our precious metals program. We also process precious metals owned by our customers.

The consignment agreements involve short-term commitments that typically mature within 30 to 180 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. Beginning in February 2009, several participants in our precious metals program renewed their requirement for us to deliver cash collateral to secure our obligations arising under the consignment agreements. At December 31, 2009, Ferro had delivered $112.4 million in cash collateral to induce those financial institutions to continue participating in Ferro’s precious metals program.

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

Bank Guarantees and Standby Letters of Credit.  At December 31, 2009, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $12.3 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangement

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $10.4 million at December 31, 2009. The unused portions of these lines provided $5.3 million of additional liquidity at December 31, 2009.

Liquidity Requirement

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under replacement credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2009, net decreases in our borrowings under existing credit facilities, requirements for deposits from participants in our precious metals program, and capital expenditures were funded by our equity offering and reductions in certain working capital items, particularly inventory. We have already provided collateral for substantially all precious metals under consignment; however the value of the consigned materials and our required collateral will vary with the price of the metals and the quantity of metals used in our manufacturing operations, which may result in a further use of our liquidity resources. To enhance liquidity, we have taken actions that include staffing reductions, control of discretionary spending, and reduced capital spending.

In the near term, should we need cash for operating activities, we would use availability under existing credit facilities and further adjust our operations to conserve cash through restructuring activities that lower manufacturing costs, reduce staffing, lower discretionary spending, and lower capital spending. These actions could impact our operating flexibility and ability to achieve operating objectives.

Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. The credit shortage in the global capital markets has not prohibited us from accessing the capital markets, but it has increased our cost of borrowing. We issued the 6.50% Convertible Senior Notes in the third quarter of 2008, amended our Revolving Credit and Term Loan Facility in the first and fourth quarters of 2009, replaced our expiring asset securitization facility in the second quarter of 2009, and sold 41.1 million shares of common stock in the fourth quarter of 2009. In addition, financial market conditions and access to credit has improved over the last several quarters, evidenced by the number of financing transactions consummated in the credit markets and the pricing of these offerings.

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

The Company’s aggregate amount of obligations for the next five years and thereafter is set forth below:

	2010	2011	2012	2013	2014	Thereafter	Totals
	(Dollars in thousands)

Loans payable to banks	$5,891	$—	$—	$—	$—	$—	$5,891
Asset securitization program	17,762	—	—	—	—	—	17,762
Convertible notes	—	—	—	172,500	—	—	172,500
Revolving credit facility	—	—	1,700	—	—	—	1,700
Term loan facility	—	—	231,385	—	—	—	231,385
Other long-term notes	209	453	513	433	440	2,106	4,154
Obligations under capital leases	1,375	974	974	923	790	3,910	8,946
Obligations under operating leases	13,395	9,211	6,575	5,180	4,512	8,383	47,256
Purchase commitments	33,705	1,000	153	102	—	—	34,960

	$72,337	$11,638	$241,300	$179,138	$5,742	$14,399	$524,554

Obligations for interest costs, income taxes, and contributions to our post-employment benefit plans are not included in the table above, but are discussed below.

Cash required for interest costs in 2009 was $51.5 million. We expect cash interest in 2010 to be significantly lower due to the significant reduction in November 2009 in our overall debt levels as a result of our common stock offering, as well as anticipated lower interest rates on our revolving credit facility as a result of lower leverage ratios.

We pay taxes as part of our normal operations as a profitable company. The amount of taxes we pay depends on a variety of factors described in more detail in Critical Accounting Policies below. However, the principal factors are the level of our profitability and the countries in which we earn our taxable income. We have paid and expect to continue to pay taxes for the foreseeable future. Under the Financial Accounting Standards Board’s (“FASB”) FASB Accounting Standards Codificationtm (“ASC”) Topic 740, Income Taxes, we anticipate that between $1.6 and $2.6 million of liabilities for unrecognized tax benefits may be reversed within the next 12 months. These liabilities relate to non-U.S. tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods. Related to the unrecognized tax benefits, the Company recognized $1.3 million of benefit in 2009, $0.7 million of benefit in 2008, and $0.6 million of expense in 2007 for interest, net of tax, and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid or reversed in years beyond 2010. Settlement of these liabilities could require the utilization of working capital.

We expect to contribute approximately $37.7 million in 2010 and $47.1 million in 2011 to our pension plans, retiree medical plan and deferred contribution retirement plans. We have not projected contributions past 2011 due to the current economic uncertainty and volatility in the global capital markets. We determined these funding amounts based on the minimum contributions required under various applicable regulations in each respective country. The Pension Protection Act of 2006 was enacted in August 2006. While this act has had some effect on specific plan provisions in our U.S. retirement programs, its primary effect has been to change the minimum funding requirements.

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

Income Taxes

The breadth of our operations and complexity of income tax regulations require us to assess uncertainties and make judgments in estimating the ultimate amount of income taxes we will pay. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The final income taxes we pay are based upon many factors, including existing income tax laws and regulations, negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from federal, state, and international income tax audits. The resolution of these uncertainties may result in adjustments to our income tax assets and liabilities in the future.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) (codified primarily in ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (codified in ASC Topic 740). FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans represent approximately 61% of pension plan assets, 64% of benefit obligations and 73% of net periodic pension cost.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value that recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. Our target asset allocation percentages are 30% fixed income and 70% equity investments for U.S. plans and 69% fixed income, 27% equity, and 4% other investments for non-U.S. plans. In 2009, our pension plan assets incurred gains of 19.6% within U.S. plans and 9.9% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25-Basis-Point Decrease
	25-Basis-Point Decrease	in Asset Return
	in Discount Rate	Assumption
	(Dollars in thousands)

U.S. pension plans	$1,167	$571
U.S. retiree medical plan	4	—
Non-U.S. pension plans	438	367

Total	$1,609	$938

The following table provides the rates used in the assumptions and the changes between 2009 and 2008:

	2009	2008	Change

Discount rate used to measure benefit cost:
U.S. pension plans	6.74%	6.49%	0.25%
U.S. retiree medical plan	6.45%	6.10%	0.35%
Non-U.S. pension plans	5.85%	5.56%	0.29%
Discount rate used to measure benefit obligations:
U.S. pension plans	6.20%	6.74%	(0.54)%
U.S. retiree medical plan	5.85%	6.45%	(0.60)%
Non-U.S. pension plans	5.88%	5.85%	0.03%
Expected return on plan assets:
U.S. pension plans	8.50%	8.50%	—%
Non-U.S. pension plans	5.24%	5.25%	(0.01)%

We base the expected return on plan assets at the beginning of the year on the weighted-average expected return for the target asset allocations of the major asset classes held by each plan. In determining the expected return, the Company considers both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions.

Our overall net periodic benefit cost for all defined benefit plans increased $19.3 million to $30.0 million in 2009 from $10.7 million in 2008. In 2009, our amortization of net actuarial unrecognized losses increased by $14.2 million. These unrecognized losses arise from differences between actual and assumed results and from changes in actuarial assumptions and are recognized in future periods. In addition, our expected return on plan assets decreased by $8.4 million due to lower asset balances largely resulting from market losses in 2008. These unfavorable effects were partially offset by several factors. Service costs declined by $1.4 million primarily as a result of various restructuring activities, including the closing of our Rotterdam, Netherlands, Porcelain Enamel manufacturing facility in 2008. Net curtailment gains increased by $1.0 million. In 2009, we recorded a curtailment gain of $0.5 million related to terminations in France and Mexico, and a settlement gain of $0.1 million related to lump-sum payouts in Italy. Also, interest costs decreased by $0.5 million due to lower total benefit obligations resulting from higher discount rates and actuarial gains in 2008.

For 2010, we expect our overall net periodic benefit cost to decrease to approximately $24 million, a decrease of $6 million. The substantial improvement through December 2009 in the valuation of investments in the global capital markets increased the amount of our expected return on plan assets for 2010. In addition, our unrecognized net actuarial losses, which must be amortized in future periods, declined in 2009 by $28.1 million due to amortization and actuarial gains. At December 31, 2009, our unrecognized net actuarial losses totaled $136.0 million, with an estimated $14.2 million to be recognized in 2010.

Restructuring and Cost Reduction Programs

Between 2006 and 2009, we developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America, Europe and Asia-Pacific. Management continues to evaluate our businesses, and therefore, there may be supplemental provisions for new plan initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

In total, we recorded $11.1 million, $25.9 million, and $16.9 million of pre-tax restructuring charges in 2009, 2008 and 2007, respectively. These charges included both termination benefits and asset writedowns. We estimated accruals for termination benefits based on various factors including length of service, contract provisions, local legal requirements, projected final service dates, and salary levels. We also analyzed the carrying value of long-lived assets and recorded estimated accelerated depreciation through the anticipated end of the useful life of the assets affected by the restructuring or recorded an asset impairment. In all likelihood, this accelerated depreciation will result in reducing the net book value of those assets to zero at the date operations cease. While we believe that changes to our estimates are unlikely, the accuracy of our estimates depends on the successful completion of numerous actions. Delays in moving continuing operations to other facilities or increased cash outlays will increase our restructuring costs to such an extent that it could have a material impact on the Company’s results of operations, financial position, or cash flows. Other events, for example, a delay in completion of construction of new facilities, may also delay the resulting cost savings.

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

Valuation of Goodwill and Other Non-amortizing Intangibles

While goodwill and intangible assets with indefinite useful lives recorded on our balance sheet are no longer amortized, we review these assets for impairment each year using a measurement date of October 31st or more frequently in the event of an impairment indicator. We estimate the fair value of the reporting unit associated with these assets using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value, unless facts and circumstances exist that indicate a more representative fair value. The income approach uses projected cash flows attributable to the reporting unit over its useful life and allocates certain corporate expenses to the reporting unit in the process. We use historical results and trends and our projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be realized from the sale of similar businesses, including offers from potential acquirers. If the fair value of any of the units were determined to be less than its carrying value, we would proceed to the second step and obtain comparable market values or independent appraisals of its assets to determine the amount of any impairment.

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill were as follows:

Significant Assumptions	2009	2008

Weighted-average cost of capital	13.5% - 14.0%	11.0% - 16.0%
Residual growth rate	3.0% - 5.0%	3.0% - 5.0%

Our estimates of fair value can be affected by a variety of factors. Reductions in actual or projected growth or profitability at our business units due to unfavorable market conditions or significant increases in previous levels of capital spending could lead to the impairment of any related goodwill. Additionally, an increase in inflation, interest rates or the risk-adjusted, weighted-average cost of capital could also lead to a reduction in the value of one or more of our business units and therefore lead to the impairment of goodwill.

We had three reporting units with goodwill balances as of our most recent measurement date. The fair values exceeded the carrying values of the respective reporting units by amounts ranging from 34% to 100% at the 2009 measurement date. There were no known material uncertainties that would have led to an indicator of impairment for 2009. While no impairment was indicated as a result of our 2009 annual test for any reporting unit that had a goodwill balance, a future potential impairment is possible for any of these reporting units if actual results should differ materially from forecasted results. Some of the factors that could negatively affect our cash flows and as a result not support the carrying values of our assets are: new environmental regulations or legal restrictions on the use of our products that would either reduce our product revenues or add substantial costs to the manufacturing process reducing operating margins; new technologies that could make our products less competitive or require substantial capital investment in new equipment; and substantial downturns in economic conditions such as those experienced in late 2008 and for most of 2009.

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

Derivative Financial Instruments

We use derivative financial instruments in the normal course of business to manage our exposure to fluctuations in interest rates, foreign currency exchange rates, commodity prices, and precious metal prices. The accounting for derivative financial instruments can be complex and can require significant judgment. Generally, the derivative financial instruments that we use are not complex, and observable market-based inputs are available to measure their fair value. We do not engage in speculative transactions for trading purposes. Financial instruments, including derivative financial instruments, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk through minimum credit standards and procedures to monitor concentrations of credit risk. We enter into these derivative financial instruments with major, reputable, multinational financial institutions. Accordingly, we do not anticipate counter-party default. We continuously evaluate the effectiveness of derivative financial instruments designated as hedges to ensure that they are highly effective. In the event the hedge becomes ineffective, we discontinue hedge treatment. Except as noted below, we do not expect any changes in our risk policies or in the nature of the transactions we enter into to mitigate those risks.

Our exposure to interest rate changes arises from our debt agreements with variable market interest rates. We hedge a portion of this exposure by entering into interest rate swap agreements. These swaps are settled quarterly in cash, and the net interest paid or received is effectively recognized as interest expense. We mark these swaps to fair value and recognize the resulting gains or losses as a component of other comprehensive income. In 2007, the fair value of the interest rate swaps was based on settlement prices provided by the counterparties. Beginning in 2008, in connection with the adoption of FASB Statement No. 157, Fair Value Measurements, (which is codified primarily in ASC Topic 820, Fair Value Measurements and Disclosures), the fair value of the swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps.

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

We also manage a portion of our exposure to market risk for changes in the pricing of certain raw material commodities using swap arrangements that allow us to fix the price of the commodities for future purchases. These swap arrangements are settled in cash at their maturities. We mark these contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as a component of other comprehensive income. After the contracts mature and the materials are sold, the gains and losses are recognized as a part of cost of sales.

Precious metals (primarily silver, gold, platinum and palladium) represent a significant portion of raw material costs in our Electronic Materials products. We also use precious metals in our Color and Glass Performance Materials products. When we enter into a fixed price sales contract at the customer’s request to establish the price for the precious metals content of the order, we also enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the precious metals content. Prior to 2008, most precious metal contracts were marked to fair value based on market prices for comparable contracts and the resulting gains or losses were recognized as miscellaneous income or expense, respectively. Beginning in 2008, most precious metal contracts were designated as normal purchase contracts, which are not marked to market.

We also purchase portions of our energy requirements, including natural gas and electricity, under fixed price contracts to reduce the volatility of cost changes. Our current energy contracts are designated as normal purchase contracts, which are not marked to market.

Impact of Newly Issued Accounting Pronouncements

In October 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which is codified in ASC Topic 605, Revenue Recognition. This pronouncement applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. ASU 2009-13 is effective for our fiscal year that begins January 1, 2011. ASU 2009-13 may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 may have on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, (“ASU 2009-16”), which is codified in ASC Topic 860, Transfers and Servicing. This pronouncement provides guidance for derecognition of transferred financial assets. ASU 2009-16 is effective for financial asset transfers occurring after the beginning of our fiscal year that begins January 1, 2010. Early adoption of ASU 2009-16 is prohibited. Adoption of ASU 2009-16 on January 1, 2010, will have no effect on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (“ASU 2009-17”), which is codified in ASC Topic 810, Consolidations. This pronouncement amends the consolidation guidance that applies to variable interest entities (“VIEs”). ASU 2009-17 is effective for our fiscal year that begins January 1, 2010, and early adoption is prohibited. Adoption of ASU 2009-17 on January 1, 2010, will not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, (“ASU 2010-06”), which is codified in ASC Topic 820, Fair Value Measurements, and Topic 715, Compensation — Retirement Benefits. This pronouncement expands disclosures about fair value measurements and is effective for our 2010 and 2011 fiscal years. Adoption of ASU 2010-06 will not have a material effect on our consolidated financial statements.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We hedge a portion of our exposure to changes in the pricing of certain raw material commodities through swap arrangements that allow us to fix the pricing of the commodities for future purchases. We also enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. Most of these agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $20.8 million at December 31, 2009. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $8.9 million at December 31, 2009.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	2009	2008
	(Dollars in thousands)

Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$1,170	$2,742
Fixed-rate debt:
Carrying amount	$161,050	$154,995
Fair value	$160,275	$85,700
Change in fair value from 1% increase in interest rate	$(4,814)	$(2,877)
Change in fair value from 1% decrease in interest rate	$5,000	$3,003
Interest rate swaps:
Notional amount	$150,000	$150,000
Carrying amount and fair value	$(9,516)	$(12,724)
Change in fair value from 1% increase in interest rate	$2,226	$3,322
Change in fair value from 1% decrease in interest rate	$(2,263)	$(3,401)
Foreign currency forward contracts:
Notional amount	$178,922	$156,840
Carrying amount and fair value	$723	$(96)
Change in fair value from 10% appreciation of U.S. dollar	$5,571	$2,523
Change in fair value from 10% depreciation of U.S. dollar	$(6,809)	$(3,084)
Raw material commodity swaps:
Notional amount (in metric tons of base metals)	—	330
Carrying amount and fair value	$—	$(576)
Change in fair value from 10% change in forward prices	$—	$71
Precious metals forward contracts:
Notional amount (in troy ounces)	—	129
Carrying amount and fair value	$—	$8
Change in fair value from 10% change in forward prices	$—	$11

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of accounting for uncertainties in income taxes.

We have also audited, in accordance with attestation standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Cleveland, Ohio
March 1, 2010

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$1,657,569	$2,245,152	$2,147,904
Cost of sales	1,343,297	1,841,485	1,745,445

Gross profit	314,272	403,667	402,459
Selling, general and administrative expenses	272,259	297,119	314,878
Impairment charges	8,225	80,205	128,737
Restructuring charges	11,112	25,937	16,852
Other expense (income):
Interest expense	63,918	51,290	57,837
Interest earned	(896)	(714)	(1,505)
Loss on extinguishment of debt	—	5,531	—
Foreign currency losses, net	3,827	742	1,254
Loss on sale of businesses	—	—	1,348
Miscellaneous income, net	(618)	(357)	(1,488)

Loss before income taxes	(43,555)	(56,086)	(115,454)
Income tax benefit	(3,515)	(3,204)	(17,952)

Loss from continuing operations	(40,040)	(52,882)	(97,502)
Income from discontinued operations, net of income taxes	—	5,014	5,312
(Loss) gain on disposal of discontinued operations, net of income taxes	(325)	9,034	(225)

Net loss	(40,365)	(38,834)	(92,415)
Less: Net income attributable to noncontrolling interests	2,551	1,596	2,064

Net loss attributable to Ferro Corporation	(42,916)	(40,430)	(94,479)
Dividends on preferred stock	(705)	(877)	(1,035)

Net loss attributable to Ferro Corporation common shareholders	$(43,621)	$(41,307)	$(95,514)

Amounts attributable to Ferro Corporation:
Loss from continuing operations, net of tax	$(42,591)	$(54,478)	$(99,566)
(Loss) income from discontinued operations, net of tax	(325)	14,048	5,087

Net loss attributable to Ferro Corporation	$(42,916)	$(40,430)	$(94,479)

Weighted-average common shares outstanding	50,935	43,261	42,926
Incremental common shares attributable to convertible preferred stock, performance shares, deferred stock units, and stock options	—	—	—

Weighted-average diluted shares outstanding	50,935	43,261	42,926

Per common share data
Basic (loss) earnings attributable to Ferro Corporation common shareholders:
From continuing operations	$(0.85)	$(1.28)	$(2.34)
From discontinued operations	(0.01)	0.33	0.11

	$(0.86)	$(0.95)	$(2.23)

Diluted (loss) earnings attributable to Ferro Corporation common shareholders:
From continuing operations	$(0.85)	$(1.28)	$(2.34)
From discontinued operations	(0.01)	0.33	0.11

	$(0.86)	$(0.95)	$(2.23)

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$18,507	$10,191
Accounts and trade notes receivable, net	285,638	296,423
Inventories	180,700	256,411
Deposits for precious metals	112,434	—
Deferred income taxes	19,618	19,167
Other receivables	27,795	58,391
Other current assets	7,180	8,306

Total current assets	651,872	648,889
Other assets
Property, plant and equipment, net	432,405	456,549
Goodwill	221,044	229,665
Amortizable intangible assets, net	10,610	11,753
Deferred income taxes	133,705	134,361
Other non-current assets	76,719	62,900

Total assets	$1,526,355	$1,544,117

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$24,737	$8,883
Accounts payable	196,038	232,113
Income taxes	7,241	14,361
Accrued payrolls	20,894	18,695
Accrued expenses and other current liabilities	72,039	83,012

Total current liabilities	320,949	357,064
Other liabilities
Long-term debt, less current portion	398,720	561,613
Postretirement and pension liabilities	203,743	221,110
Deferred income taxes	1,124	13,011
Other non-current liabilities	31,897	34,047

Total liabilities	956,433	1,186,845
Series A convertible preferred stock (approximates redemption value)	9,427	11,548
Shareholders’ equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	52,323
Paid-in capital	331,376	178,420
Retained earnings	357,128	401,186
Accumulated other comprehensive loss	(60,147)	(98,436)
Common shares in treasury, at cost	(171,567)	(197,524)

Total Ferro Corporation shareholders’ equity	550,226	335,969
Noncontrolling interests	10,269	9,755

Total equity	560,495	345,724

Total liabilities and shareholders’ equity	$1,526,355	$1,544,117

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Ferro Corporation Shareholders
						Accumulated
	Common Shares					Other	Non-
	In Treasury		Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Interests	Equity
	(In thousands, except per share data)

Balances at December 31, 2006	9,458	$(211,276)	$52,323	$158,504	$600,638	$(65,138)	$8,850	$543,901
Net loss					(94,479)		2,064	(92,415)
Other comprehensive income (loss), net of tax:
Foreign currency translation						39,167	295	39,462
Postretirement benefit liabilities						25,589	(1)	25,588
Raw material commodity swaps						(2,161)		(2,161)
Interest rate swaps						(5,222)		(5,222)

Total comprehensive loss								(34,748)
Cash dividends(b):
Common					(25,051)			(25,051)
Preferred					(1,035)			(1,035)
Income tax benefits					50			50
Stock-based compensation
transactions	(705)	8,421		7,887				16,308
Distributions to noncontrolling interests							(1,312)	(1,312)
Adjustment to initially apply FIN
No. 48 as of January 1, 2007					(11,933)			(11,933)

Balances at December 31, 2007	8,753	(202,855)	52,323	166,391	468,190	(7,765)	9,896	486,180
Net loss					(40,430)		1,596	(38,834)
Other comprehensive income (loss), net of tax:
Foreign currency translation						(23,490)	300	(23,190)
Postretirement benefit liabilities						(65,235)	20	(65,215)
Raw material commodity swaps						713		713
Interest rate swaps						(2,973)		(2,973)
Other						(52)		(52)

Total comprehensive loss								(129,551)
Cash dividends(b):
Common					(25,192)			(25,192)
Preferred					(877)			(877)
Income tax benefits				43				43
Issuance of Convertible Notes				12,409				12,409
Stock-based compensation
transactions	(321)	5,331		(423)				4,908
Distributions to noncontrolling interests							(2,057)	(2,057)
Adjustment to apply FAS No. 158 as of January 1, 2008, net of tax					(505)	366		(139)

Balances at December 31, 2008	8,432	(197,524)	52,323	178,420	401,186	(98,436)	9,755	345,724
Net loss					(42,916)		2,551	(40,365)
Other comprehensive income (loss), net of tax:
Foreign currency translation						14,250	(2)	14,248
Postretirement benefit liabilities						21,387		21,387
Raw material commodity swaps						579		579
Interest rate swaps						2,073		2,073

Total comprehensive loss								(2,078)
Issuance of common stock			41,113	174,542				215,655
Cash dividends(b):
Common					(437)			(438)
Preferred					(705)			(704)
Stock-based compensation
transactions	(1,057)	25,957		(21,586)				4,371
Distributions to noncontrolling interests							(2,035)	(2,035)

Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495

(a)	Accumulated translation adjustments were $26,270, $12,020, and $35,510, accumulated postretirement benefit liability adjustments were $(80,351), $(101,738), and $(36,869), accumulated raw material commodity swap adjustments were $108, $(471), and $(1,184), and accumulated interest rate swap adjustments were $(6,122), $(8,195), and $(5,222), at December 31, 2009, 2008 and 2007, respectively, all net of tax.

(b)	Dividends per share of common stock were $0.01 in 2009, $0.58 in 2008 and $0.58 in 2007. Dividends per share of convertible preferred stock were $3.25 for 2009, 2008 and 2007.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(40,365)	$(38,834)	$(92,415)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss (gain) from discontinued operations, net of tax	325	(14,048)	(5,087)
Loss on sale of assets and businesses	28	2,598	1,175
Depreciation and amortization	88,138	74,595	84,048
Impairment charges	8,225	80,205	128,737
Restructuring charges	(1,739)	351	3,259
Provision for allowance for doubtful accounts	2,676	5,843	603
Retirement benefits	8,890	(15,254)	(16,533)
Deferred income taxes	(12,747)	(14,105)	(30,468)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and trade notes receivable	12,351	30,455	(5,396)
Note receivable from Ferro Finance Corporation	—	(46,344)	(13,494)
Inventories	76,254	(6,462)	22,687
Deposits for precious metals	(112,434)	—	70,073
Other receivables and other current assets	31,566	(23,137)	(13,423)
Accounts payable	(29,230)	(27,185)	9,636
Accrued expenses and other current liabilities	(17,367)	(23,898)	(2,131)
Other operating activities	(12,091)	2,839	(4,646)

Net cash provided by (used for) continuing operations	2,480	(12,381)	136,625
Net cash (used for) provided by discontinued operations	(329)	3,285	7,954

Net cash provided by (used for) operating activities	2,151	(9,096)	144,579
Cash flows from investing activities
Capital expenditures for plant and equipment of continuing operations	(43,260)	(70,751)	(62,782)
Capital expenditures for plant and equipment of discontinued operations	—	(2,317)	(4,852)
Expenditures for other assets	—	(3,400)	—
Net proceeds from sale of discontinued operations	—	56,484	—
Proceeds from sale of assets and businesses	483	2,360	4,850
Other investing activities	123	574	751

Net cash used for investing activities	(42,654)	(17,050)	(62,033)
Cash flows from financing activities
Net borrowings (repayments) under short-term loans payable to banks	15,462	3,687	(6,857)
Proceeds from convertible notes	—	172,500	—
Proceeds from revolving credit facility	803,886	1,024,174	779,630
Proceeds from term loan facility	100,000	—	55,000
Net proceeds from sale of common stock	215,655	—	—
Principal payments on revolving credit facility	(913,989)	(926,228)	(893,726)
Principal payments on term loan facility	(161,113)	(9,452)	(3,050)
Extinguishment of debt	—	(205,269)	—
Debt issue costs	(16,863)	(5,570)	(1,783)
Cash dividends	(1,142)	(26,069)	(26,086)
Proceeds from exercise of stock options	—	58	9,843
Other financing activities	4,729	(3,977)	(1,688)

Net cash provided by (used for) financing activities	46,625	23,854	(88,717)
Effect of exchange rate changes on cash and cash equivalents	2,194	458	1,211

Increase (decrease) in cash and cash equivalents	8,316	(1,834)	(4,960)
Cash and cash equivalents at beginning of period	10,191	12,025	16,985

Cash and cash equivalents at end of period	$18,507	$10,191	$12,025

Cash paid during the period for:
Interest	$51,505	$52,670	$56,911
Income taxes	$10,145	$10,308	$15,721

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007

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

Polymer and Ceramic Engineered Materials	Electronics, Color and Glass Materials

• Polymer Additives	• Electronic Materials
• Specialty Plastics	• Color and Glass Performance Materials
• Pharmaceuticals
• Tile Coating Systems
• Porcelain Enamel

We produce our products in the United States (“U.S.”), Europe, the Asia-Pacific region, and Latin America.

We sell our products directly to customers or through the use of agents or distributors throughout the world. Our products are sold principally in the U.S., Europe, the Asia-Pacific region, and Latin America. Our customers manufacture products to serve a variety of end markets, including building and renovation, electronics, automobiles, appliances, household furnishings, packaging, industrial products, and pharmaceuticals.

Principles of Consolidation

Our consolidated financial statements include the accounts of the parent company and the accounts of subsidiary businesses in which we own controlling interests. When we consolidate our financial statements we eliminate intercompany transactions, accounts and profits. When we exert significant influence over an investee but do not control it, we account for the investment and the investment income using the equity method. These investments are reported in the other non-current assets section of our balance sheet. When we acquire a subsidiary that is consolidated, its financial results are included in our consolidated financial statements from the date of the acquisition. When we dispose of a subsidiary that was consolidated, its financial results are included in our consolidated financial statements to the date of the disposition.

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
Years ended December 31, 2009, 2008 and 2007 — (Continued)

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

	2009	2008	2007
	(Dollars in thousands)

Allowance for doubtful accounts	$10,685	$11,668	$6,396
Bad debt expense (credit)	2,676	4,472	(345)

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

	2008	2007
	(Dollars in thousands)

Valuation allowance	$—	$3,015
Bad debt expense	1,371	948

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

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

We also obtain precious metals under consignment agreements with financial institutions for periods of one year or less. These precious metals are primarily silver, gold, platinum and palladium and are used in the production of certain products for our customers. Under these arrangements, the financial institutions own the precious metals, and accordingly, we do not report these precious metals as inventory on our consolidated balance sheet although they physically are in our possession. These agreements are cancelable by either party at the end of each consignment period, however, because we have access to a number of consignment arrangements with available capacity, our consignment needs can be shifted among the other participating institutions in order to ensure our supply. In certain cases, these financial institutions require cash deposits to provide additional collateral beyond the value of the underlying precious metals. The financial institutions charge us fees for these consignment arrangements, and these fees are recorded as cost of sales.

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

We capitalize the costs of computer software developed or obtained for internal use after the preliminary project stage has been completed and management, with the relevant authority, authorizes and commits to funding a computer software project, and it is probable that the project will be completed and the software will be used to perform the function intended. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the project, and interest costs incurred when developing computer software for internal use are capitalized. Capitalization ceases when the project is substantially complete, generally after all substantial testing is completed. Training costs and data conversion costs are expensed as incurred. After capitalization, the software is amortized on a straight-line basis.

We record asset retirement obligations (“AROs”) as they are incurred. We record an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

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

If we were to abandon or close certain of our facilities, existing legal obligations would be triggered. Although we have no current plans to do so, if we close these facilities, changes to or settlements of the related conditional AROs could negatively affect the Company’s results of operations and cash flows. Estimated liabilities for asset retirement obligations were $1.9 million at December 31, 2009, and $1.7 million at December 31, 2008.

Asset Impairment

The Company’s long-lived assets include property, plant and equipment, goodwill, and other intangible assets. We review these assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

•	An adverse change in the business climate or market price of a long-lived asset or asset group;

•	An adverse change in the extent or manner in which a long-lived asset or asset group is used or in its physical condition;

•	Current operating losses for a long-lived asset or asset group combined with a history of such losses or projected or forecasted losses that demonstrate that the losses will be continuing; or

•	A current expectation that, more likely than not, a long-lived asset or asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

We review goodwill for impairment annually using a measurement date of October 31st, primarily due to the timing of our annual budgeting process, or more frequently in the event of an impairment indicator. The fair value of each reporting unit that has goodwill is estimated using the weighted average of the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value, unless facts or circumstances exist which indicate a more representative fair value. The income approach is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses based on a proportional sales method. We use historical results and trends and our projections of market growth, internal sales efforts, input cost movements, and cost reduction opportunities to estimate future cash flows. Using a risk adjusted, weighted average cost-of-capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be realized from the sale of the reporting units based on a comparison to similar businesses. If the fair value of any of the reporting units were determined to be less than its carrying value, we would obtain comparable market values or independent appraisals of its net assets. In 2009, we recorded goodwill impairments of $8.2 million for the Pharmaceuticals business. In 2008, we recorded goodwill impairments of $17.0 million in the Specialty Plastics business and $41.4 million in the Tile Coating Systems business. In 2007, we recorded goodwill impairments of $73.5 million for the Polymer Additives business and $32.2 million for the Pharmaceuticals business.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations.

We recognize a tax benefit from an uncertain tax position when it is more likely that not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations.

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

Unanticipated government enforcement actions, differences in actual results as compared with expected remediation outcomes, changes in health, safety or environmental regulations, or testing requirements could result in higher or lower costs and changes to our estimates.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Contingencies

We expense loss contingencies when events that give rise to the loss contingencies are probable and the amounts are reasonably estimable. If a loss contingency is reasonably possible and the amount of the loss is material, we disclose the item. If only a range of possible losses can be estimated, we record the low end of the range and disclose the possible range of outcomes. However, if there is a best estimate of the amount of the loss within the range, we will record that amount. Gain contingencies are only recognized when their realization is assured beyond a reasonable doubt.

Restructuring Programs

We expense costs associated with exit and disposal activities designed to restructure operations and reduce ongoing costs of operations when we incur the related liabilities or when other triggering events occur. After the appropriate level of management having the authority approves the detailed restructuring plan and the appropriate criteria for recognition are met, we establish accruals for employee termination costs. The accruals are estimates that are based upon factors including statutory and union requirements, affected employees’ lengths of service, contract provisions, salary level, and health care benefit choices. We also analyze the carrying value of the affected long-lived assets for impairment and reductions in their remaining estimated useful lives. In addition, we record the fair value of any new or remaining obligations when existing non-capital lease contracts are terminated or abandoned as a result of our exit and disposal activities.

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

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. For derivative instruments that are designated and qualify as hedges, the gain or loss on the derivative is reported as a

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

component of other comprehensive income and reclassified from accumulated other comprehensive income into earnings when the hedged transaction affects earnings. The ineffective portion, if any, in the change in value of these derivatives is immediately recognized in earnings. For derivatives that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. We use derivatives only to manage well-defined interest rate, foreign currency and commodity price risks and do not use derivatives for speculative purposes.

Revenue Recognition

We typically recognize sales when we ship goods to our customers and when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The selling price is fixed and determinable;

•	Collection is reasonably assured; and

•	Title and risk of loss has passed to our customers.

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of all products, including those containing precious metals, we report gross revenues with a separate display of cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the transactions we enter into and take title and the risks and rewards of ownership of the inventory we process, although the timing of when we take title to inventory during the production process may vary.

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
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Selling, General and Administrative Expenses

Expenses for sales and administrative functions, including salaries and wages, benefits, stock-based compensation, sales commissions, bad debt expense, lease costs and depreciation related to buildings and equipment not used in production, and outside services such as legal, audit, tax, and consulting fees, are included in selling, general and administrative expenses.

Research and development expenses are expensed as incurred and are also included in selling, general and administrative expenses. Amounts expended for development or significant improvement of new or existing products, services and techniques were $28.3 million for 2009, $33.6 million for 2008, and $36.9 million for 2007.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income (loss) consists of net income or loss, foreign currency translation adjustments, postretirement benefit liability adjustments, and adjustments for unrealized gains and losses on derivative instruments that are designated and qualify as hedges. The cumulative adjustments for foreign currency translation, postretirement benefit liabilities, and derivative instruments are included in accumulated other comprehensive income (loss) in our consolidated balance sheets and statements of shareholders’ equity.

Recently Adopted Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”), which is codified primarily in FASB Accounting Standards Codificationtm (“ASC”) Topic 740, Income Taxes. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. Adoption of this interpretation decreased the opening balance of retained earnings by $11.9 million as of January 1, 2007. We have elected to continue to report interest and penalties as income tax expense.

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, (“FAS No. 157”), FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP No. FAS 157-1”), and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. FAS 157-2”). On July 1, 2008, we adopted FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active, (“FSP No. FAS 157-3”). On January 1, 2009, we early adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP No. FAS 157-4”). On January 1, 2009, we also adopted the provisions of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which had been delayed by FSP No. FAS 157-2. These pronouncements are codified primarily in ASC Topic 820, Fair Value Measurements and Disclosures. FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, but does not require any new fair value measurements. FSP No. FAS 157-1 excludes from the scope of FAS No. 157 accounting principles that address fair value measurements for purposes of lease classification or measurement under ASC Topic 840, Leases. FSP No. FAS 157-2 delayed the effective date of FAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our fiscal year that

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

began January 1, 2009. FSP No. FAS 157-3 amends FAS No. 157 to give an example of how to determine the fair value of a financial asset in an inactive market, but does not change the fair value measurement principles of FAS No. 157. FSP No. FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP No. FAS 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. These pronouncements were adopted prospectively, and their adoption reduced, as of January 1, 2008, the disclosed fair value of our borrowings under the revolving credit and term loan facilities and reduced the carrying value of our interest rate swaps.

On January 1, 2008, we adopted the measurement provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“FAS No. 158”), which is codified primarily in ASC Topic 715, Compensation — Retirement Benefits. The measurement provisions require companies to measure defined benefit plan assets and obligations as of the annual balance sheet date. Previously, we used September 30 as the measurement date for U.S. pension and other postretirement benefits. We have elected to use the September 30, 2007, measurement of assets and benefit obligations to calculate the fiscal year 2008 expense. Expense for the gap period from September 30 to December 31, 2007, was recognized as of January 1, 2008, as a charge of $0.5 million, net of tax, to retained earnings and a credit of $0.4 million, net of tax, to accumulated other comprehensive income.

On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“FAS No. 159”), which is codified primarily in ASC Topic 825, Financial Instruments. This statement permits us to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). For items for which the fair value option has been elected, we would report unrealized gains and losses in earnings at each subsequent reporting date and recognize up-front costs and fees in earnings as incurred. We have not elected to measure any eligible items at fair value, and we do not have any current plans to do so. Therefore, adoption of FAS No. 159 did not have an effect on our consolidated financial statements.

On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”), which is codified in ASC Subtopic 718-740, Compensation — Stock Compensation, Income Taxes. EITF No. 06-11 requires that the income tax benefit from dividends that are charged to retained earnings and paid to employees for nonvested equity shares be recognized as an increase to paid-in capital. Previously, we recognized this income tax benefit as an increase to retained earnings. Beginning in 2008, we report this income tax benefit as an increase to paid-in capital.

In December 2008, we adopted upon its issuance FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which is codified in ASC Topic 860, Transfers and Servicing, and Topic 810, Consolidation. This pronouncement requires companies to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. Other than for some additional disclosures, adoption of this FASB Staff Position did not have an effect on our consolidated financial statements.

We previously adopted, effective January 1, 2009, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS No. 160”), which is codified in ASC Topic 810, Consolidation. Under this statement, noncontrolling interests (e.g., minority interests) in subsidiaries are measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to noncontrolling interests is included in consolidated net income. FAS No. 160 requires entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, we classified minority interests in consolidated subsidiaries of $10.3 million at December 31, 2009, and $9.8 million at December 31, 2008, in equity, and included

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

net income attributable to minority interests of $2.6 million, $1.6 million, and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, in consolidated net income.

We previously adopted, effective January 1, 2009, FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”), which is codified primarily in ASC Subtopic 470-20, Debt with Conversion and Other Options. This pronouncement specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is to be applied retrospectively. As a result, the carrying value of the liability component of the 6.50% Convertible Senior Notes was reduced by $15.6 million and $19.0 million at December 31, 2009, and December 31, 2008, respectively. Related deferred tax liabilities were increased by $5.7 million and $7.0 million, paid-in capital was increased by $12.4 million and $12.4 million, and retained earnings was decreased by $2.8 million and $0.7 million at December 31, 2009, and December 31, 2008, respectively. Loss from continuing operations was increased by $2.1 million and $0.7 million, net loss was increased by $2.1 million and $0.7 million, and basic and diluted loss per share was increased by $0.04 and $0.01 for the years ended December 31, 2009 and 2008, respectively.

On January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) and FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, which are codified in ASC Topic 805, Business Combinations. These statements require more acquired assets and assumed liabilities to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition-related costs in preacquisition periods to be expensed. We will apply these standards to any business combination beginning in 2009, and therefore, adoption of these standards did not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF No. 08-7”), which is codified in ASC Subtopic 350-30, General Intangibles Other than Goodwill. This pronouncement requires us to prospectively account for an acquired defensive asset as a separate unit of accounting and assign it a useful life based on the period during which the asset would diminish in value. With our adoption of FAS No. 141(R) also on January 1, 2009, we will assign an acquired defensive asset a fair value based on what a willing market participant would pay for such an asset and amortize it over the time period that a market participant would derive cash flows from the asset. Impairment testing will be performed on defensive assets with finite lives under ASC Topic 360, Property, Plant, and Equipment, and those with infinite lives under ASC Topic 350, Intangibles — Goodwill and Other. We will apply this standard to any business combination or any acquisition of a defensive asset beginning in 2009, and therefore, adoption of EITF No. 08-7 did not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”), which is codified primarily in ASC Subtopic 350-30, General Intangibles Other than Goodwill. This pronouncement prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350, Intangibles — Goodwill and Other. We amended our policies to establish the useful life of intangible assets considering the period of expected cash flows to be received from the intangible asset based on the expected use of the asset and our historical experience in renewing or extending similar arrangements. In the absence of that experience, we consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset by market participants. Annually, we will disclose our accounting policy for costs incurred to extend or renew recognized intangible assets and the weighted-average period prior to the next renewal or extension by major intangible class. Adoption of FSP No. FAS 142-3 did not have a material effect on our consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

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

On January 1, 2009, we adopted EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF No. 07-5”), which is codified primarily in ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Topic 815, Derivatives and Hedging, specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying this topic. EITF No. 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. Adoption of EITF No. 07-5 did not change the conclusions we reached in the adoption of FSP No. APB 14-1, and therefore, did not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, (“EITF No. 08-6”), which is codified in ASC Topic 323, Investments — Equity Method and Joint Ventures. This pronouncement changes the way we account for equity method investments. Among other things, it requires us to determine the initial carrying value of an equity method investment by applying the cost accumulation model and to account for share issuances by the investee as a proportionate sale of its investment. EITF No. 08-6 is to be applied prospectively, and its adoption did not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted FSP No. FAS 132(R)-1, Employers’ Disclosures About Postretirement Benefit Plan Assets, which is codified in ASC Subtopic 715-20, Defined Benefit Plans - General. This pronouncement requires for annual periods more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Other than for some additional disclosures, adoption of this FSP did not have an effect on our consolidated financial statements.

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

On January 1, 2009, we early adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is codified in ASC Topic 320, Investments — Debt and Equity Securities. This pronouncement modifies the existing other-than-temporary impairment model for investments in debt securities and amends disclosure provisions for investments in debt and equity securities. Adoption of this FASB Staff Position did not have an effect on our consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

On April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events, and on February 26, 2010, we adopted FASB Accounting Standards Update (“ASU”) 2010-09, Subsequent Events. Both pronouncements are codified in ASC Topic 855, Subsequent Events. These pronouncements establish principles and requirements for management’s evaluation of events or transactions occurring after the balance sheet date for potential recognition or disclosure, the circumstances under which those events or transactions are recognized, and the related disclosures. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.

On September 30, 2009, we adopted ASU 2009-01, Topic 105 — Generally Accepted Accounting Principles, (“ASU 2009-01”). This pronouncement establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be used by nongovernmental entities in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. Adoption of ASU 2009-01 did not have a material effect on our consolidated financial statements.

On September 30, 2009, we early adopted ASU 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value, (“ASU 2009-05”), which is codified in ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 requires that when a quoted price in an active market for the identical liability is not available, the liability’s fair value is measured with a valuation technique that uses the quoted price for the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or with another valuation technique consistent with the principles of ASC Topic 820. Adoption of ASU 2009-05 did not have an effect on our financial statements.

Newly Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which is codified in ASC Topic 605, Revenue Recognition. This pronouncement applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. ASU 2009-13 is effective for our fiscal year that begins January 1, 2011. ASU 2009-13 may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 may have on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, (“ASU 2009-16”), which is codified in ASC Topic 860, Transfers and Servicing. This pronouncement provides guidance for derecognition of transferred financial assets. ASU 2009-16 is effective for financial asset transfers occurring after the beginning of our fiscal year that begins January 1, 2010. Early adoption of ASU 2009-16 is prohibited. Adoption of ASU 2009-16 on January 1, 2010, will have no effect on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (“ASU 2009-17”), which is codified in ASC Topic 810, Consolidations. This pronouncement amends the consolidation guidance that applies to variable interest entities (“VIEs”). ASU 2009-17 is effective for our fiscal year that begins January 1, 2010, and early adoption is prohibited. Adoption of ASU 2009-17 on January 1, 2010, will not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, (“ASU 2010-06”), which is codified in ASC Topic 820, Fair Value Measurements, and Topic 715, Compensation — Retirement Benefits. This pronouncement expands disclosures about fair value measurements and is effective for our 2010 and 2011 fiscal years. Adoption of ASU 2010-06 will not have a material effect on our consolidated financial statements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

2.	Inventories

Inventories at December 31st consisted of the following:

	2009	2008
	(Dollars in thousands)

Raw materials	$54,481	$82,837
Work in process	37,449	43,224
Finished goods	88,770	130,350

Total	$180,700	$256,411

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $4.3 million for 2009, $4.6 million in 2008, and $3.7 million in 2007 and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals program of $101.4 million at December 31, 2009, and $104.2 million at December 31, 2008, measured at fair value based on market prices for identical assets. Beginning in February 2009, several participants in our precious metals program renewed their requirement for us to deliver cash collateral to secure our obligations arising under the consignment agreements. At December 31, 2009, we had delivered $112.4 million in cash collateral to induce those financial institutions to continue participating in our precious metals program. We also process precious metals owned by our customers.

3.	Property, Plant and Equipment

	December 31,
	2009	2008
	(Dollars in thousands)

Land	$41,809	$33,687
Buildings	262,267	230,450
Machinery and equipment	738,688	720,044
Construction in progress	19,205	35,216
Property, plant and equipment under capital leases	14,325	16,957

Total property, plant and equipment	1,076,294	1,036,354
Total accumulated depreciation	(643,889)	(579,805)

Net property, plant and equipment	$432,405	$456,549

Depreciation expense from continuing operations was $64.7 million for 2009, $65.3 million for 2008, and $75.4 million for 2007. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, amounted to $6.0 million for 2009, $12.8 million for 2008, and $16.1 million for 2007. Capitalized interest costs related to property, plant and equipment under construction were $1.6 million in 2009, $1.7 million in 2008, and $2.3 million in 2007.

The carrying amount of property, plant and equipment is not recoverable if the recorded value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. There was no asset impairment recorded in 2009.

In 2008, the Specialty Plastics business experienced downturns in the automotive, appliance and container markets, particularly in the fourth quarter of 2008. The decline in auto sales and U.S. home construction, which negatively impacted this business and the extended recovery time forecasted in these markets, triggered an

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

impairment. We recorded an asset impairment of $1.9 million as a result of this review. Also in the fourth quarter of 2008, we recorded an impairment of $19.9 million in our Electronic Materials facility in Uden, Netherlands. The impairment was the result of a decline in the operating results and reduced future sales projection for our dielectric material products that are produced in this facility.

In 2007, in our Polymer Additives business, we recorded an impairment of $6.8 million on property, plant and equipment due to the following factors: the cumulative negative effect on earnings of a cyclical downturn in certain of its primary U.S.-based end markets, including housing and automobiles; anticipated additional product costs due to recent hazardous material legislation and regulations, such as the newly enacted European Union “REACH” registration system, which requires chemical suppliers to perform toxicity studies of the components of their products and to register certain information; and higher forecasted capital expenditures. Additionally in 2007, in our Pharmaceuticals business, we recorded an impairment of $16.3 million on property, plant and equipment primarily due to the result of a longer time to transition the business from a supplier of food supplements and additives to a supplier of high-value pharmaceutical products and services.

In 2005, the Dutch government placed a lien on one of the Company’s facilities in the Netherlands as collateral for any future payment relating to an unresolved environmental claim. In 2009, we resolved the environmental claim with the Dutch government, and the lien attached to the Company’s property has been lifted.

4.	Goodwill and Other Intangible Assets

A summary of goodwill activity follows:

(Dollars in
thousands)

Balance at December 31, 2007	$290,698
Impairments	(58,361)
Currency translation adjustments	(2,672)

Balance at December 31, 2008	229,665
Impairments	(8,225)
Other adjustments	(1,325)
Currency translation adjustments	929

Balance at December 31, 2009	$221,044

We test goodwill for impairment annually or more frequently if we believe indicators of impairment exist. Our impairment assessment consists of two steps. In the first step, we compare the fair value of the reporting unit against the carrying value of its net assets, including the allocation of certain corporate assets and liabilities. If the carrying value of the reporting unit exceeds its fair value, we perform a second step to measure impairment. The second step requires a more detailed assessment of the fair value of the reporting unit, including a review for impairment of other long-lived assets.

We estimate the fair values of all reporting units using the weighted average of both the income approach and the market approach, which we believe provides a reasonable estimate of a reporting unit’s fair value, unless facts or circumstances exist that indicate a more representative fair value. The income approach uses projected cash flows attributable to the reporting unit over the useful life and discounted to its present value. The market approach estimates a price reasonably expected to be realized from the sale of similar businesses. Factors considered in both of these approaches included projections of our future operating results, anticipated future cash flows, comparable marketplace data adjusted for our industry grouping, and the cost of capital. These factors contain significant unobservable inputs (Level 3), primarily internally developed cash flow projections.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill were as follows:

Significant Assumptions	2009	2008

Weighted-average cost of capital	13.5%-14.0%	11.0% - 16.0%
Residual growth rate	3.0% - 5.0%	3.0% - 5.0%

While no impairment was indicated as a result of our 2009 annual test for any reporting unit that has goodwill balance, a future potential impairment is possible for any of these reporting units if actual results should differ materially from forecasted results. The fair values of these reporting units exceeded their respective carrying value in the range of $56 million and $171 million.

In the third quarter of 2009, an impairment of goodwill in our Pharmaceuticals business was triggered by changes made to the assumptions used to determine valuation under the market approach. We compared the carrying value of this reporting unit against its fair value, and determined that the carrying value exceeded the fair value. We then performed the step two analysis and measured the impairment to be $8.2 million. As a result, we recorded a goodwill impairment of $8.2 million for the Pharmaceuticals business as of September 30, 2009. The amount is included in impairment charges in the consolidated statements of operations.

In 2008, an impairment of goodwill in our Tile Coating Systems business was triggered by the cumulative negative effect on operating results of the significant downturn in the fourth quarter 2008 in the housing and construction markets both in the Unites States and Europe, which led to lower demand from our customers serving those markets. The lower demand in these markets was the triggering event for our review of impairment. The Specialty Plastics business experienced downtowns in automotive, appliance and container markets, particularly in the fourth quarter of 2008. The decline in auto sales and U.S. home construction, which negatively impacted this business, and the extended recovery time forecasted in these markets triggered an impairment. As a result, at December 31, 2008, we have recorded goodwill impairment of $41.4 million for the Tile Coating Systems business and $17.0 million for the Specialty Plastics business. The amounts were included in impairment charges in the consolidated statements of operations.

Details of amortizable intangible assets follow:

	Estimated	December 31,
	Economic Life	2009	2008
		(Dollars in thousands)

Gross amortizable intangible assets:
Patents	5 - 16 years	$5,810	$5,775
Other	5 - 40 years	14,187	14,451

Total gross amortizable intangible assets		19,997	20,226
Accumulated amortization:
Patents		(4,014)	(3,382)
Other		(5,373)	(5,091)

Total accumulated amortization		(9,387)	(8,473)

Amortizable intangible assets, net		$10,610	$11,753

Amortization expense from continuing operations related to intangible assets was $1.1 million for 2009, $0.9 million for 2008, and $1.2 million for 2007. Aggregate amortization expense for intangible assets is expected to be $1.0 million for 2010 and $0.7 million annually for the years 2011 through 2014.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

5.	Financing and Short-term and Long-term Debt

Loans payable and current portion of long-term debt at December 31st consisted of the following:

	2009	2008
	(Dollars in thousands)

Loans payable to banks	$5,891	$4,754
Accounts receivable asset securitization program	17,762	—
Current portion of long-term debt	1,084	4,129

Total loans payable and current portion of long-term debt	$24,737	$8,883

The weighted-average interest rate on loans payable to banks was 5.09% at December 31, 2009, and 7.6% at December 31, 2008. These loans are primarily from overdraft facilities. The interest rate on the accounts receivable asset securitization program was 4.75% at December 31, 2009.

Long-term debt at December 31st consisted of the following:

	2009	2008
	(Dollars in thousands)

$172.5 million 6.50% Convertible Senior Notes, net of unamortized discounts	$156,896	$153,451
Revolving credit facility	1,700	111,803
Term loan facility	231,385	292,498
Capitalized lease obligations (see Note 14)	5,669	6,447
Other notes	4,154	1,543

	399,804	565,742
Current portion	(1,084)	(4,129)

Total long-term debt, less current portion	$398,720	$561,613

The annual maturities of long-term debt for each of the five years after December 31, 2009, were as follows:

(Dollars in
thousands)

2010	$1,084
2011	991
2012	234,188
2013	173,542
2014	976
Thereafter	4,627

Total maturities of long-term debt	415,408
Unamortized discounts on Convertible Notes	(15,604)

Total long-term debt	$399,804

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
Years ended December 31, 2009, 2008 and 2007 — (Continued)

interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, beginning on February 15, 2009. The Convertible Notes mature on August 15, 2013. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity.

The initial base conversion rate is 30.9253, equivalent to an initial base conversion price of $32.34 per share of our common stock. If the price of our common stock at conversion exceeds the base conversion price, the base conversion rate is increased by an additional number of shares. The base conversion rate and the additional number of shares are adjusted in certain events. Upon conversion of Convertible Notes, we will pay the conversion value in cash up to the aggregate principal amount of the Convertible Notes being converted and in shares of our common stock, for the remainder, if any. Upon a fundamental change, holders may require us to repurchase Convertible Notes for cash equal to the principal amount plus accrued and unpaid interest. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. At December 31, 2009, we were in compliance with the covenants under the Convertible Notes’ indentures.

We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. Contractual interest was $11.2 million in 2009 and $4.1 million in 2008, and amortization of the liability discount was $3.4 million in 2009 and $1.2 million in 2008. At December 31, 2009, the remaining period over which the liability discount will be amortized was 3.6 years, the unamortized liability discount was $15.6 million, and the carrying amount of the equity component was $12.4 million. At December 31, 2008, the remaining period over which the liability discount will be amortized was 4.6 years, the unamortized liability discount was $19.0 million, and the carrying amount of the equity component was $12.4 million.

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

In March 2009, we amended the 2007 Amended Credit Facility (the “2009 Amended Credit Facility”) primarily to provide additional operating flexibility. The primary effects of the 2009 Amended Credit Facility were to:

•	Increase the interest rates and commitment fees payable thereunder pursuant to a grid structure based on our leverage ratio,

•	Increase the maximum permitted quarterly leverage ratio and decrease the minimum permitted quarterly fixed charge coverage ratio,

•	Add a minimum cumulative EBITDA requirement for each quarter in 2009,

•	Restrict the Company’s ability to engage in acquisitions and make investments,

•	Limit the amount of cash and cash equivalent collateral the Company is permitted to deliver to participants in our precious metals program to secure our obligations arising under the precious metals consignment agreements,

•	Require additional financial reporting by the Company to the lenders,

•	Increase the amount of the annual excess cash flow required to be used to repay term loans,

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

•	Require application of the net proceeds of certain dispositions, but excluding the first $20 million of such net proceeds, to be applied to repay debt outstanding under the revolving credit facility and term loans and to permanently reduce availability under the revolving loan facility on a dollar for dollar basis, provided that we are not required to reduce the commitments under the revolving credit facility to below $150 million,

•	Eliminate our ability to request an increase of $50 million in the revolving credit facility,

•	Add provisions governing the obligations of the Company and the lenders if one or more lenders under the revolving credit facility fails to satisfy its funding obligations or otherwise becomes a defaulting lender, and

•	Restrict our ability to make payments with respect to our capital securities. The 2009 Amended Credit Facility prohibits us from paying dividends on our common stock.

On October 26, 2009, we amended and restated our 2009 Amended Credit Facility (the “2009 Amended and Restated Credit Facility”). The amendment and restatement became effective November 6, 2009, upon the closing of our offering of common stock. The primary effects of the 2009 Amended and Restated Credit Facility were to:

•	Extend the maturity of the revolving commitments through June 6, 2012,

•	Allow conversion of $100 million of revolving loans into new term loans that also mature on June 6, 2012,

•	Require application of the proceeds in excess of $50 million from the equity offering, net of equity issuance and facility amendment fees and costs, to repay outstanding term loans (as a result, we repaid $79.0 million of existing term loans and $79.0 million of new term loans),

•	Modify the maximum permitted leverage ratio,

•	Modify the minimum permitted fixed charge coverage ratio,

•	Delete the minimum EBITDA covenant, which was added in the 2009 Amended Credit Facility,

•	Delete the additional financial reporting by the Company to the lenders, which was added in the 2009 Amended Credit Facility,

•	Modify our obligations to apply the net proceeds of dispositions to repay outstanding revolving and term loans,

•	Step down the portion of the annual excess cash flow required to be used to repay outstanding loans depending on the leverage ratio,

•	Increase the amount of indebtedness our foreign subsidiaries may incur based on the leverage ratio,

•	Allow payment of dividends to holders of Series A preferred shares,

•	Eliminate the cap on the amount of cash we may deliver to secure our obligations arising under our precious metals program, and

•	Limit the amount of cash or cash equivalents we may hold.

The 2009 Amended and Restated Credit Facility currently includes a $200.0 million revolving credit facility, which matures in 2012. At December 31, 2009, we had borrowed $1.7 million of the revolver and had $191.4 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2008, we had borrowed $111.8 million of the revolver and had $180.0 million available. Borrowings under our revolver declined due to the conversion of $100 million of revolving loans into new term loans and use of proceeds from our equity offering to pay down debt. These reductions were partially offset by the result of our decision, as discussed below, to cash collateralize certain precious metals consignment agreements.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

At December 31, 2009, the 2009 Amended and Restated Credit Facility also included a term loan facility with an outstanding principal balance of $231.4 million, which matures in 2012. The Company is required to make principal payments to the term loan investors of $68.4 million, $71.0 million, and $92.0 million in January, April and June 2012, respectively. In addition, each April we may be required to make an additional principal payment. The amount of this additional payment is dependent on the Company’s leverage and certain cash flow metrics. Any additional payment that is required reduces, on a dollar-for-dollar basis, the principal amount due in the last three payments beginning with the earliest payment. We were not required to make an additional principal payment in April 2009.

The interest rates under the 2009 Amended and Restated Credit Facility are the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) for the revolving credit facility, a variable margin based on the Company’s leverage, or for the term loan facility, a fixed margin. As part of the June 2007 amendments, $175 million of borrowings under the term loan facility were restricted to using three-month LIBOR in determining their interest rates. This change was made in connection with interest rate swap agreements executed in June 2007. These swap agreements effectively fixed the interest rate through June 2011 on $150 million of borrowings under the term loan facility. At December 31, 2009, the average interest rate for revolving credit borrowings was 6.3%, and the effective interest rate for term loan borrowings after adjusting for the interest rate swaps was 9.7%. At December 31, 2008, the average interest rate was 2.6% for revolving credit borrowings and 6.5% for term loan borrowings.

The 2009 Amended and Restated Credit Facility is secured by substantially all of Ferro’s assets, generally including 100% of the shares of the Company’s domestic subsidiaries and 65% of the shares of the foreign subsidiaries directly owned by the domestic parent company, but excluding trade receivables legally sold pursuant to our accounts receivable sales programs.

We are subject to a number of restrictive covenants under our revolving credit and term loan facilities, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements. Continued weak economic conditions could impact our financial performance, making it more challenging to comply with the financial covenants. At December 31, 2009, we were in compliance with the covenants of the 2009 Amended and Restated Credit Facility.

These covenants are negotiated with the group of lenders. The covenants include requirements for a minimum fixed charge coverage ratio and a maximum leverage ratio. Definitions of the covenants and our required performance can be found in our 2009 Amended and Restated Credit Facility, which was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 26, 2009. Our ability to meet these covenants is primarily driven by our net income before interest, income taxes, depreciation and amortization; our total debt; and our interest payments. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our capital expenditures; requirements for deposits from participants in our precious metals program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our debt level, external fees, and interest rates, primarily prime and LIBOR.

Receivables Sales Programs

We have several programs to sell, on an ongoing basis, pools of our trade accounts receivable. These programs accelerate cash collections at favorable financing costs and help us manage the Company’s liquidity requirements. The costs associated with these programs were $3.4 million in 2009, $5.8 million in 2008, and $7.0 million in 2007 and are reported as interest expense.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

We have an asset securitization program for substantially all of Ferro’s U.S. trade accounts receivable. We legally sell these trade accounts receivable to FFC, which finances its acquisition of trade receivable assets by selling undivided variable percentage interests in the receivables to certain purchasers under the program. Advances by the purchasers are secured by, and repaid through collections on, the receivables owned by FFC. FFC and the purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness or financial inability to pay of the related obligor. In June 2009, we replaced the prior program with a new program that expires in June 2010 and reduced the program’s size from $75 million to $50 million. The Company intends to renew or replace the asset securitization program prior to its scheduled expiration in June 2010, however there can be no assurance that the Company will be able to do so.

Ferro’s consolidated balance sheet includes outstanding trade accounts receivable legally transferred to FFC of $76.4 million at December 31, 2009, and $90.3 million at December 31, 2008, and short-term debt from advances by the purchasers for their interests in those receivables of $17.8 million at December 31, 2009, and $-0- at December 31, 2008. After reductions for non-qualifying receivables, additional availability under the program was $5.7 million at December 31, 2009, and $56.8 million at December 31, 2008.

FFC is a wholly-owned subsidiary, which until December 2008 was a qualified special purpose entity (“QSPE”) and, therefore, was not consolidated. In December 2008, FFC ceased to meet the requirements of a QSPE and is included in our consolidated financial statements. As a result, this program is now accounted for as an on balance sheet arrangement.

Activity from this program prior to December 15, 2008, is detailed below:

	2008	2007
	(Dollars in thousands)

Sales of trade accounts receivable to FFC	$1,031,164	$985,922
Purchases of previously sold trade accounts receivable	6,483	2,302
Net cash proceeds from FFC	994,771	969,265
Trade accounts receivable collected and remitted to FFC and the purchasers	1,049,393	975,243
Servicing fees from FFC	563	308

The program contains operating covenants that limit FFC’s ability to engage in certain activities, including borrowings, creation of liens, mergers, and investing in other companies. The program also requires FFC and Ferro to provide periodic financial statements and reports on the accounts receivable and limits our ability to make significant changes in receivable collection practices. In addition, FFC is required to maintain a minimum tangible net worth. The program is subject to customary termination events, including non-performance, deterioration in the quality of the accounts receivable pool, and cross-default provisions with Ferro’s 2009 Amended and Restated Credit Facility and other debt obligations with principal outstanding of at least $5 million. If a termination event occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting FFC’s accounts receivable.

In addition, we maintain several international programs to sell trade accounts receivable to financial institutions. The commitments supporting these programs can be withdrawn at any time and totaled $61.1 million at December 31, 2009, and $81.7 million at December 31, 2008. The amount of outstanding receivables sold under the international programs was $15.2 million at December 31, 2009, and $30.5 million at December 31, 2008. Ferro had received net proceeds under the international programs of $10.3 million at December 31, 2009, and $16.7 million at December 31, 2008, for outstanding receivables. Based on available and qualifying receivables, availability under these programs was $-0- at December 31, 2009, and $26.4 million at December 31, 2008. Ferro provides normal collection and administration services for the trade accounts receivable sold to certain financial institutions. Servicing fees are not material.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Activity from these programs is detailed below:

	2009	2008	2007
	(Dollars in thousands)

Trade accounts receivable sold to financial institutions	$112,745	$232,065	$182,075
Cash proceeds from financial institutions	121,350	221,509	178,429
Trade accounts receivable collected and remitted to financial institutions	34,101	73,301	84,273

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $10.4 million at December 31, 2009, and $24.9 million at December 31, 2008. The unused portions of these lines provided additional liquidity of $5.3 million at December 31, 2009, and $22.0 million at December 31, 2008.

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

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)

$172.5 million 6.50% Convertible Senior Notes	$156,896	$157,191	$153,451	$84,725
Revolving credit facility	1,700	1,747	111,803	88,757
Term loan facility	231,385	237,047	292,498	225,731
Other notes	4,154	3,084	1,543	975

The fair values of the Convertible Notes are based on a third party’s estimated bid price. The fair values of the revolving credit facility, the term loan facility, and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Derivative Instruments

Interest rate swaps.  To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

loan facility to a fixed interest rate. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. The interest rate swaps were moved from Level 2 to Level 3 within the fair value hierarchy as of the beginning of the second quarter of 2009 and then back to Level 2 as of the beginning of the fourth quarter of 2009 because during only the second and third quarters of 2009 the assumption about the creditworthiness of the Company was not an observable market-based input nor an unobservable input that could be corroborated by market data for sufficiently similar financial instruments. During that period, we based our assumption about the creditworthiness of the Company on the assumption implicit in the bid price of our Convertible Notes, adjusted by us for differences between these financial instruments in their conversion, security and liquidity features. The estimated net amount of existing losses at December 31, 2009, that is expected to be recognized in earnings within the next twelve months is $6.6 million.

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $178.9 million at December 31, 2009, and $156.8 million at December 31, 2008.

Raw material commodity swaps.  We reduce our exposure to changes in the pricing of certain raw material commodities principally using swap arrangements that allow us to fix the price of a portion of these commodities that will be purchased during the next twelve months. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on market prices for comparable contracts. We had no raw material commodity swap arrangements at December 31, 2009, and we had arrangements for 330 metric tons at December 31, 2008.

Precious metals forward contracts.  We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of fixed price sales contracts for products with precious metal content. Most of these agreements are designated as normal purchase contracts, which are not considered to be derivatives, and had purchase commitments totaling $20.8 million at December 31, 2009, and $5.5 million at December 31, 2008. Any remaining precious metal contracts are considered to be derivatives, but are not formally designated as hedges. The fair value of these precious metal derivatives is based on market prices for comparable contracts. We had no precious metal derivatives at December 31, 2009, and we had precious metal derivatives for 129 troy ounces at December 31, 2008.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

The following table presents the fair value of derivative instruments on our consolidated balance sheets at December 31st:

	2009	2008	Balance Sheet Location
	(Dollars in thousands)

Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	$(9,516)	$(12,724)	Other non-current liabilities
Raw material commodity swaps	—	(576)	Accrued expenses and other current liabilities

Total fair value	$(9,516)	$(13,300)

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$899	$1,621	Other receivables
Foreign currency forward contracts	—	230	Accrued expenses and other current liabilities
Precious metals forward contracts	—	8	Other receivables

Total fair value	$899	$1,859

Liability derivatives:
Foreign currency forward contracts	$(176)	$(1,140)	Other receivables
Foreign currency forward contracts	—	(807)	Accrued expenses and other current liabilities

Total fair value	$(176)	$(1,947)

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

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments at December 31st were as follows:

	2009
	Level 1	Level 2	Level 3	Total	2008
		(Dollars in thousands)

Assets
Foreign currency forward contracts	$—	$723	$—	$723	$480
Precious metals forward contracts	—	—	—	—	8

Total fair value	$—	$723	$—	$723	$488

Liabilities
Interest rate swaps	$—	$(9,516)	$—	$(9,516)	$(12,724)
Foreign currency forward contracts	—	—	—	—	(576)
Raw material commodity swaps	—	—	—	—	(576)

Total fair value	$—	$(9,516)	$—	$(9,516)	$(13,876)

A reconciliation of the 2009 beginning and ending balances of the financial instruments in Level 3 is as follows:

(Dollars in
thousands)

Balance at December 31, 2008	$—
Total losses included in other comprehensive income	(1,802)
Settlements	3,544
Transfers in and/or out of Level 3	(1,742)

Balance at December 31, 2009	$—

The following table presents the effect of derivative instruments on our consolidated financial performance:

			Amount of Gain (Loss)		Location of
	Amount of Gain (Loss)		Reclassified from AOCI		Gain (Loss)
	Recognized in OCI		into Income		Reclassified from
	2009	2008	2009	2008	AOCI into Income
		(Dollars in thousands)

Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(3,893)	$(7,717)	$(7,101)	$(3,102)	Interest expense
Raw material commodity swaps	76	(2,339)	(1,075)	(3,384)	Cost of sales

Total	$(3,817)	$(10,056)	$(8,176)	$(6,486)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain (Loss)
	2009	2008	in Income
	(Dollars in thousands)

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$(11,833)	$8,253	Foreign currency gains (losses), net
Precious metals forward contracts	16	1,681	Cost of sales credits
Precious metals forward contracts	(8)	(735)	Miscellaneous income (expense), net

Total	$(11,825)	$9,199

7.	Income Taxes

Income tax (benefits) expenses are based on our (losses) earnings from continuing operations before income taxes as presented in the following table:

	2009	2008	2007
	(Dollars in thousands)

U.S.	$(18,755)	$(12,171)	$(143,828)
Foreign	(24,800)	(43,915)	28,374

Total	$(43,555)	$(56,086)	$(115,454)

Our income tax (benefit) expense from continuing operations consists of the following components:

	2009	2008	2007
	(Dollars in thousands)

Current:
U.S. federal	$982	$(2,262)	$(2,584)
Foreign	8,403	21,713	14,688
State and local	(153)	580	606

Total current	9,232	20,031	12,710
Deferred:
U.S. federal	(8,490)	(8,117)	(30,320)
Foreign	(4,592)	(15,167)	(3,824)
State and local	335	49	3,482

Total deferred	(12,747)	(23,235)	(30,662)

Total income tax benefit	$(3,515)	$(3,204)	$(17,952)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

In addition, income tax expense (benefit) we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

	2009	2008	2007
	(Dollars in thousands)

Foreign currency translation adjustments	$583	$1,952	$2,134
Postretirement benefit liability adjustments	6,453	(32,783)	16,348
Raw material commodity swap adjustments	285	394	(1,386)
Interest rate swap adjustments	1,134	(1,643)	(2,887)
Issuance of convertible debt	—	7,164	—
Dividends on performance shares	—	(43)	(50)
Stock options exercised	—	(3)	175
Other	—	(35)	—

Total income tax expense (benefit) allocated to Ferro Corporation shareholders’ equity	$8,455	$(24,997)	$14,334

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2009	2008	2007

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
Foreign tax rate difference	9.7	11.6	(0.3)
Goodwill impairment	6.6	27.5	10.6
Uncertain tax positions	6.6	(10.2)	—
U.S. tax cost of foreign dividends	4.7	(10.9)	6.1
Net adjustment of prior year accrual	4.3	(4.0)	(1.0)
Adjustment of valuation allowances	2.9	17.4	4.0
Stock options	1.4	0.7	0.6
Research and development credit	(10.1)	(0.4)	(0.5)
ESOP dividends	(0.6)	(0.8)	(0.4)
Miscellaneous	1.4	(1.6)	0.4

Effective tax rate	(8.1)%	(5.7)%	(15.5)%

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

The components of deferred tax assets and liabilities at December 31st were:

	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Pension and other benefit programs	$64,516	$72,442
Foreign operating loss carryforwards	44,595	29,932
Foreign tax credit carryforwards	42,023	28,503
Other credit carryforwards	14,202	12,024
Capitalized research costs	12,347	20,481
Accrued liabilities	9,984	14,537
State operating loss carryforwards	5,011	5,972
Allowance for doubtful accounts	4,654	3,619
Inventories	3,625	1,626
Other	16,125	10,139

Total deferred tax assets	217,082	199,275
Deferred tax liabilities:
Property, equipment and intangibles — depreciation and amortization	31,264	25,535
Convertible debt instruments	5,725	6,972
Unremitted earnings of foreign subsidiaries	3,037	1,942
Other	12,368	2,858

Total deferred tax liabilities	52,394	37,307

Net deferred tax asset before valuation allowance	164,688	161,968
Valuation allowance	(17,969)	(21,451)

Net deferred tax assets	$146,719	$140,517

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

At December 31, 2009, we had $5.0 million of tax benefits from state operating loss carryforwards and $45.4 million from foreign operating loss carryforwards, some of which can be carried forward indefinitely and others expire in one to twenty years. At December 31, 2009, we had $76.9 million in tax benefits from tax credit

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss	Tax Credit
	Carryforwards	Carryforwards
	(Dollars in thousands)

Expiring in:
2010	$977	$76
2011-2015	5,476	39,962
2016-2020	9,953	25,229
2021-2025	6,535	5,073
2026-2030	678	4,040
2031-Indefinitely	26,812	2,527

Total	$50,431	$76,907

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was the cumulative loss incurred over the three year period ended December 31, 2009. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this evaluation, at December 31, 2009, we recorded a valuation allowance of $18.0 million in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The most significant items are related to $5.0 million of operating loss carryforwards within certain U.S. states and $9.4 million of operating loss carryforwards within certain foreign jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The overall decrease in the valuation allowance in 2009 related to utilization of operating loss carryforwards against current year taxable income.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change income may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of the Company’s common stock. At December 31, 2009, the Company had reached a 43% threshold as calculated under Section 382 of the Internal Revenue Code. Accordingly, it is possible that a combination of past and future transactions involving the Company’s common stock will cause an ownership change to occur that would limit the Company’s ability to use its existing operating loss carryforwards and other tax attributes. At December 31, 2009, the Company’s ability to use these attributes had not been limited.

We classified net deferred income tax assets as of December 31st as detailed in the following table:

	2009	2008
	(Dollars in thousands)

Current assets	$19,618	$19,167
Non-current assets	133,705	134,361
Current liabilities	(5,480)	—
Non-current liabilities	(1,124)	(13,011)

Net deferred tax assets	$146,719	$140,517

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Activity and balances of unrecognized tax benefits are summarized below:

	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$34,764	$52,173	$47,380
Additions based on tax positions related to the current year	4,094	1,770	1,783
Additions for tax positions of prior years	2,064	2,774	2,661
Reductions for tax positions of prior years	(656)	(5,256)	(1,401)
Reductions as a result of expiring statutes of limitations	(4,199)	(11,420)	(1,817)
Foreign currency translation of non-U.S. dollar denominated reserves	1,282	(1,472)	3,692
Settlements with taxing authorities	(950)	(3,805)	(125)

Balance at end of year	$36,399	$34,764	$52,173

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $16.5 million at December 31, 2009, and $12.6 million at December 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $1.3 million of benefit in 2009, $0.7 million of benefit in 2008 and $0.6 million of expense in 2007 for interest, net of tax, and penalties. The Company accrued $1.2 million at December 31, 2009, and $3.0 million at December 31, 2008, for payment of interest, net of tax, and penalties.

We anticipate that between $1.6 million and $2.6 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to non-U.S. tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods.

The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2002.

At December 31, 2009, we provided $3.0 million for deferred income taxes on $25.2 million of undistributed earnings of foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $87.2 million, since we intend to indefinitely reinvest the earnings.

8.	Contingent Liabilities

In May 2004, the Company was named in an indirect purchaser class action lawsuit seeking monetary damages and injunctive relief relating to alleged violations of the antitrust laws by the Company and others participating in the plastics additives industry. In August 2005, the Company was named in another indirect purchaser class action. In June 2008, the Company was named in four more indirect purchaser class action lawsuits. All of these cases contain similar allegations. The Company intends to vigorously defend these six civil actions, which are all in their early stages. As a result, the Company cannot determine the outcome of these lawsuits at this time.

There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. In our opinion, the ultimate liabilities, if any, and expenses resulting from such lawsuits and claims will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $12.3 million at December 31, 2009, and $13.9 million at December 31, 2008. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

9.	Retirement Benefits

Defined Benefit Pension Plans

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$24	$201	$1,232	$4,279	$5,405	$6,434
Interest cost	21,083	20,705	20,105	10,664	11,503	9,606
Expected return on plan assets	(15,437)	(22,652)	(20,543)	(7,145)	(8,353)	(7,578)
Amortization of prior service cost (credit)	98	100	157	(401)	118	125
Net amortization and deferral	15,794	2,495	5,845	1,047	189	570
Curtailment and settlement effects	—	259	532	(606)	(747)	(374)
Special termination benefits	—	—	—	46	121	2,156

Total net periodic benefit cost	$21,562	$1,108	$7,328	$7,884	$8,236	$10,939

Weighted-average assumptions:
Discount rate	6.74%	6.49%	6.05%	5.85%	5.56%	4.69%
Rate of compensation increase	N/A	N/A	3.25%	3.45%	3.49%	3.05%
Expected return on plan assets	8.50%	8.50%	8.50%	5.24%	5.25%	4.95%

In 2009, we recorded a curtailment gain of $0.5 million related to terminations in France and Mexico, and a settlement gain of $0.1 million related to lump-sum payouts in Italy.

In 2008, we recorded settlement losses of $0.3 million related to retirements in the U.S., settlement gains of $0.8 million related to retirements and terminations in Mexico, Italy and Japan, a curtailment gain of $0.1 million related to the closing of our Rotterdam, Netherlands, Porcelain Enamel manufacturing facility, a settlement loss of $0.2 million related to a required settlement of a plan in France, and special termination benefits of $0.1 million related to terminations in the Netherlands and Indonesia.

In 2007, we recorded curtailment losses of $0.3 million related to closing our Niagara Falls, New York, manufacturing facility and $0.3 million related to freezing benefits at several U.S. plants and recorded a curtailment gain of $0.3 million related to European restructuring activities in Italy. We also recorded costs of $2.2 million for special termination benefits from other European restructuring activities that resulted in closing our Rotterdam, Netherlands, Porcelain Enamel manufacturing facility in 2008.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$320,539	$330,925	$185,064	$211,241
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	—	763	—	—
Service cost	24	201	4,279	5,405
Interest cost	21,083	20,705	10,664	11,503
Amendments	—	—	(1,523)	(4,716)
Curtailments	—	—	(688)	(2,614)
Settlements	—	(630)	(1,372)	(4,493)
Special termination benefits	—	—	46	121
Plan participants’ contributions	—	—	528	755
Benefits paid	(20,624)	(20,456)	(8,655)	(9,345)
Actuarial (gain) loss	22,129	(10,969)	1,511	(7,827)
Exchange rate effect	—	—	7,232	(14,966)

Benefit obligation at end of year	$343,151	$320,539	$197,086	$185,064

Accumulated benefit obligation at end of year	$343,151	$320,539	$188,804	$175,636
Change in plan assets:
Fair value of plan assets at beginning of year	$200,708	$294,810	$131,395	$156,806
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	—	(4,627)	—	—
Actual return on plan assets	42,232	(78,444)	13,957	(11,301)
Employer contributions	8,473	10,055	8,155	11,387
Plan participants’ contributions	—	—	528	755
Benefits paid	(20,624)	(20,456)	(8,655)	(9,345)
Effect of settlements	—	(630)	(1,372)	(4,493)
Exchange rate effect	—	—	5,913	(12,414)

Fair value of plan assets at end of year	$230,789	$200,708	$149,921	$131,395

Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$1,994	$1,798
Accrued expenses and other current liabilities	(396)	(431)	(1,992)	(2,190)
Postretirement and pension liabilities	(111,966)	(119,400)	(47,167)	(53,277)

Funded status	$(112,362)	$(119,831)	$(47,165)	$(53,669)

Weighted-average assumptions as of the measurement date:
Discount rate	6.20%	6.74%	5.88%	5.85%
Rate of compensation increase	N/A	N/A	3.42%	3.45%

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
	(Dollars in thousands)

Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$343,151	$320,539	$178,573	$148,422
Plan assets	230,789	200,708	129,414	92,955
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$343,151	$320,539	$176,048	$146,159
Accumulated benefit obligations	343,151	320,539	169,768	139,704
Plan assets	230,789	200,708	126,995	90,796

Activity and balances in accumulated other comprehensive income (loss) related to defined benefit pension plans are summarized below:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$(147,153)	$(54,868)	$(18,948)	$(16,740)
Net gain (loss) arising during the year	4,665	(95,788)	5,302	(9,213)
Prior service cost arising during the year	—	—	1,523	4,716
Amounts recognized as net periodic benefit costs	15,892	2,854	728	(440)
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	—	649	—	—
Exchange rate effects	—	—	(785)	2,729

Balance at end of year	$(126,596)	$(147,153)	$(12,180)	$(18,948)

Amounts recognized in accumulated other comprehensive income (loss):
Net loss	$(126,325)	$(146,784)	$(16,458)	$(21,879)
Prior service (cost) credit	(271)	(369)	4,278	2,931

	$(126,596)	$(147,153)	$(12,180)	$(18,948)

Estimated amounts to be amortized in 2010:
Net loss	$(13,823)		$(493)
Prior service (cost) credit	(95)		532

	$(13,918)		$39

The overall investment objective for defined benefit pension plan assets is to achieve the highest level of investment return that is compatible with prudent investment practices, asset class risk and current and future benefit obligations of the plans. Based on the potential risks and expected returns of various asset classes, the Company establishes asset allocation ranges for major asset classes. For U.S. plans, the target allocations are 30% fixed income and 70% equity investments. For non-U.S. plans, the target allocations are 69% fixed income, 27% equity, and 4% other investments. The Company invests in funds and with asset managers that track broad investment indices. The equity indices generally capture the returns of the equity markets in the U.S, Europe, Japan, and Asia-Pacific and also reflect various investment styles, such as growth, value and large or small capitalization.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

The fixed income indices generally capture the returns of government and investment grade corporate fixed income securities in the U.S. and Europe and also reflect various durations of these securities.

We base the expected return on plan assets at the beginning of the year on the weighted-average expected return for the target asset allocations of the major asset classes held by each plan. In determining the expected return, the Company considers both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions.

The fair values of our pension plan assets at December 31, 2009, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

U.S. Plans
Fixed income:
Cash and cash equivalents	$12,237	$—	$—	$12,237
Guaranteed deposits	—	2,835	—	2,835
Mutual funds	57,604	1,238	547	59,389
Equities:
Common stocks	121,443	—	—	121,443
Index mutual funds	—	34,885	—	34,885

Total	$191,284	$38,958	$547	$230,789

Non-U.S. Plans
Fixed income:
Cash and cash equivalents	$3,642	$—	$—	$3,642
Guaranteed deposits	—	25,335	—	25,335
Mutual funds	—	73,736	—	73,736
Other	2,776	—	—	2,776
Equities:
Common stocks	83	—	—	83
Index mutual funds	—	38,398	—	38,398
Real estate	—	—	5,586	5,586
Other assets	—	—	365	365

Total	$6,501	$137,469	$5,951	$149,921

Level 3 assets consist primarily of real estate investments in the form of non-public mutual funds invested in non-public real estate development and investment companies. Fair market values are based on estimated capitalization factors applied to the earnings streams from portfolio properties and fee income, discounted cash flows of development projects, and estimated market values of undeveloped land, all of which are reduced by reported liabilities and appropriate taxes.

The Company’s U.S. pension plans held 424,651 shares of the Company’s common stock with a market value of $3.5 million at December 31, 2009, and $3.0 million at December 31, 2008, and, and received dividends from the Company’s common stock of $4,000 in 2009, $0.2 million in 2008, and $0.2 million in 2007.

We expect to contribute approximately $18.1 million to our U.S. pension plans and $7.0 million to our non-U.S. pension plans in 2010.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

We estimate that future pension benefit payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)

2010	$20,636	$12,538
2011	21,057	10,155
2012	21,618	10,499
2013	22,066	11,087
2014	22,688	11,184
2015-2019	119,703	65,564

Postretirement Health Care and Life Insurance Benefit Plans

	2009	2008	2007
	(Dollars in thousands)

Net periodic benefit cost:
Service cost	$14	$64	$512
Interest cost	2,877	2,923	3,387
Amortization of prior service cost	(1,748)	(1,643)	(1,349)
Net amortization and deferral	—	—	—
Curtailment and settlement effects	(626)	—	(3,197)

Total net periodic benefit cost	$517	$1,344	$(647)

Weighted-average assumptions:
Discount rate	6.45%	6.10%	5.90%
Current trend rate for health care costs	8.70%	9.40%	10.10%
Ultimate trend rate for health care costs	5.20%	5.20%	5.20%
Year that ultimate trend rate is reached	2018	2017	2017

In 2009, we limited eligibility for retiree medical and life insurance coverage for certain union employees and recorded a curtailment gain of $0.6 million. In 2007, we recorded a curtailment gain of $3.1 million related to closing our Niagara Falls, New York, manufacturing facility.

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
	Point Increase	Point Increase
	(Dollars in thousands)

Effect on total of service and interest cost components	$180	$(165)
Effect on postretirement benefit obligation	2,668	(2,346)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$47,164	$52,923
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	—	(2,714)
Service cost	14	64
Interest cost	2,877	2,923
Effect of curtailment	(626)	(1,540)
Benefits paid	(3,425)	(4,159)
Actuarial (gain) loss	(2,177)	(333)

Benefit obligation at end of year	$43,827	$47,164

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	—	(819)
Employer contributions	3,425	4,978
Benefits paid	(3,425)	(4,159)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(4,616)	$(4,956)
Postretirement and pension liabilities	(39,211)	(42,208)

Funded status	$(43,827)	$(47,164)

Weighted-average assumptions as of December 31:
Discount rate	5.85%	6.45%
Current trend rate for health care costs	8.00%	8.70%
Ultimate trend rate for health care costs	4.50%	5.20%
Year that ultimate trend rate is reached	2028	2018

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Activity and balances in accumulated other comprehensive income (loss) related to our postretirement health care and life insurance benefit plans are summarized below:

	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$9,613	$9,463
Net gain arising during the year	2,177	333
Prior service cost arising during the year	—	1,540
Amounts recognized as net periodic benefit costs	(1,748)	(1,643)
Adjustment to apply measurement provisions of FAS No. 158 as of January 1, 2008	—	(80)

Balance at end of year	$10,042	$9,613

Amounts recognized in accumulated other comprehensive income (loss):
Net gain	$6,786	$4,609
Prior service credit	3,256	5,004

	$10,042	$9,613

Estimated amounts to be amortized in 2010:
Net gain	$172
Prior service credit	1,595

	$1,767

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before	After
	Medicare Subsidy	Medicare Subsidy
	(Dollars in thousands)

2010	$5,143	$4,616
2011	4,999	4,468
2012	4,786	4,250
2013	4,601	4,071
2014	4,469	3,953
2015-2019	19,284	16,998

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest gradually over a period of five years from date of employment. The largest plan covers U.S. salaried and most hourly employees. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. For most of 2009, contributions as a percentage of employee contributions were suspended. The expense applicable to these plans was $4.9 million in 2009, $8.3 million in 2008, and $8.5 million in 2007.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

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

There were 203,282 shares of Series A Preferred Stock outstanding at December 31, 2009, and 249,017 shares outstanding at December 31, 2008. The number of shares redeemed was 45,735 in 2009 (44,749 in 2008 and 72,649 in 2007).

11.	Common Stock

Our common stock has a par value of $1 per share. At December 31, 2009 and 2008, there were 300,000,000 shares of common stock authorized. At December 31, 2008, there were 52,323,053 shares of common stock issued. In November 2009, we issued 41,112,500 shares of common stock in an equity offering. We used portions of the net proceeds to reduce borrowings under our 2009 Amended and Restated Credit Facility and pay fees and expenses in connection with the amendment and restatement of that facility. At December 31, 2009, there were 93,435,553 shares of common stock issued. We did not purchase common stock on the open market in 2009, 2008, or 2007. The 2009 Amended and Restated Credit Facility limits our ability to purchase shares.

12.	Stock-based Compensation

In November 2006, our shareholders approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan’s purpose is to promote the Company’s and the shareholders’ long-term financial interests and growth by attracting, retaining and motivating high-quality executives and directors and aligning their interests with those of our shareholders. The Plan authorizes us to grant several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock-based awards, and dividend equivalent rights. Unissued authorized shares or treasury stock may be issued under the Plan. Generally, Ferro has issued treasury stock to satisfy the common stock requirements of its long-term incentive plans. The Plan has an effective date of September 28, 2006, and reserves 3,000,000 shares of common stock for future issuance.

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

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Stock options, deferred stock units, restricted share awards, and performance shares are the only grant types currently outstanding. These are discussed separately below because of the significant differences between the grant types.

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

Stock Option Valuation Model and Method Information

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. We use judgment in selecting these assumptions because they may significantly impact the timing and amount of compensation expense, and we base our judgments primarily on historical data. When appropriate, we adjust the historical data for circumstances that are not likely to occur in the future. We adjust the assumptions each year based upon new information.

Assumption	Estimation Method

Expected life, in years	Historical stock option exercise experience
Risk-free interest rate	Yield of U.S. Treasury Bonds with remaining life equal to expected life of the stock option
Expected volatility	Historical daily price observations of the Company’s common stock over a period equal to the expected life of the stock option
Expected dividend yield	Historical dividend rate at the date of grant

The following table details the weighted-average grant-date fair value per option and the assumptions used for estimating the fair value:

	2009	2008	2007

Weighted-average grant-date fair value per option	$0.49	$4.25	$6.24
Expected life, in years	6.8	6.8	6.25
Risk-free interest rate	2.07% - 2.42%	2.67% - 3.44%	4.53%-4.83%
Expected volatility	39.7% - 45.0%	30.5% - 36.1%	29.3%
Expected dividend yield	2.92% - 8.09%	2.73% - 6.99%	2.44% - 2.79%

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Stock Option Activity Information

A summary of stock option activity follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Option	Term	Intrinsic Value
			(In years)	(Dollars in
				thousands)

Outstanding at December 31, 2008	4,185,360	$21.70
Granted	676,700	1.41
Exercised	—	—
Forfeited or expired	(640,730)	20.08

Outstanding at December 31, 2009	4,221,330	18.70	5.1	$4,221

Exercisable at December 31, 2009	3,007,290	22.13	3.8	10

Vested or expected to vest at December 31, 2009	4,105,100	18.62	5.1	4,221

We calculated the aggregate intrinsic value in the table above by taking the total pretax difference between our common stock’s closing market value per share on the last trading day of the year and the stock option exercise price for each grant and multiplying that result by the number of shares that would have been received by the option holders had they exercised all their in-the-money stock options. At December 31, 2009, there were 613,700 in-the-money stock options. We do not record the aggregate intrinsic value for financial accounting purposes, and the value changes daily based on the changes in the market value of our common stock.

Information related to stock options exercised follows:

	2009	2008	2007
	(Dollars in thousands)

Proceeds from the exercise of stock options	$—	$58	$9,843
Intrinsic value of stock options exercised	—	7	947
Income tax benefit related to stock options exercised	—	3	333

Activity and balances for the Company’s nonvested stock options is presented below:

		Weighted-
		Average Grant-
		Date Fair
		Value Per
	Options	Option

Nonvested at December 31, 2008	1,034,004	$5.21
Granted	676,700	0.49
Vested	(370,913)	5.39
Forfeited	(125,751)	2.91

Nonvested at December 31, 2009	1,214,040	2.77

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

	2009	2008	2007
	(Dollars in thousands)

Compensation expense recorded in selling, general and administrative expenses	$1,794	$2,274	$2,363
Deferred income tax benefits related to compensation expense	628	796	827
Total fair value of stock options vested	1,998	2,195	2,698
Unrecognized compensation cost	2,009	3,656	4,057
Expected weighted-average recognition period for unrecognized compensation, in years	1.9	2.3	2.4

Deferred Stock Units

General Information

Under the Plan, the Company may award deferred stock units (“DSUs”). The DSUs are expressed as shares of the Company’s common stock. The DSUs vest in one year from the date of the award and are forfeited in the event the recipient is no longer serving as a director, except in the case of retirement, death or disability. During the vesting period, the recipient is not entitled to receive dividends on the shares of the Company’s common stock that correspond to the DSUs or to exercise any other rights pertaining to such shares. At the end of the vesting period, the DSUs will be converted into nonforfeitable shares of the Company’s common stock at no cost to the recipients. The directors have the option to transfer the shares from the converted DSUs into the Deferred Compensation Plan. For accounting purposes, the awards are treated as if they were stock compensation. The first DSUs were awarded in 2007.

DSU Valuation Model and Method Information

The DSUs are valued at the closing market price of our common stock on the date of the grant, adjusted for the discounted value of expected dividends associated with these shares. The weighted-average grant-date fair value per DSU was $1.33 in 2009, $16.69 in 2008, and $21.50 in 2007.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

DSU Activity Information

All outstanding DSUs are unvested but are expected to vest. A summary of DSU activity follows:

		Weighted-	Weighted-
		Average	Average
		Award-Date	Remaining
		Fair Value Per	Contractual	Aggregate
	DSUs	DSU	Term	Intrinsic Value
			(In years)	(Dollars in
				thousands)

Outstanding at December 31, 2008	34,200	$16.69
Awarded	34,200	1.33
Converted to common stock	(34,200)	16.69
Forfeited	—	—

Outstanding at December 31, 2009	34,200	1.33	0.15	$282

Nonvested and expected to vest at December 31, 2009	34,200	1.33	0.15	282

Information related to DSUs converted to common stock follows:

	2009	2008	2007
	(Dollars in thousands)

Intrinsic value of DSUs converted	$39	$561	$—
Income tax benefit related to DSUs converted	14	196	—

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to DSUs follows:

	2009	2008	2007
	(Dollars in thousands)

Compensation expense recorded in selling, general and administrative expenses	$129	$556	$632
Deferred income tax benefits related to compensation expense	45	195	221
Total fair value of DSUs converted	571	708	—
Unrecognized compensation cost	7	90	74
Expected weighted-average recognition period for unrecognized compensation, in years	0.15	0.16	0.11

Restricted Share Awards

General Information:

Under the Plan, the Company may award restricted shares (“RSAs”) of Ferro common stock. The RSAs vest in three years from the date of the award and are forfeited if the recipient’s employment terminates, except in the case of death or disability. During the vesting period, the recipient is not entitled to exercise rights pertaining to the restricted shares, including the right to vote such shares, and dividends on the restricted shares are deferred without interest. Following the vesting period, the recipient may not dispose of the shares for two years, without Ferro’s prior written consent. The first restricted shares were awarded in 2008.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

RSA Valuation Model and Method Information

The RSAs are valued at the closing market price of our common stock on the date of the grant, reduced by the discounted value of expected interest on the dividends associated with these shares. The weighted-average grant-date fair value per RSA was $1.37 in 2009 and $17.51 in 2008.

RSA Activity Information:

All outstanding RSAs are unvested. A summary of RSA activity follows:

		Weighted-	Weighted-
		Average	Average
		Award-Date	Remaining
		Fair Value	Contractual	Aggregate Intrinsic
	RSAs	Per RSA	Term	Value
			(In years)	(Dollars in
				thousands)

Outstanding at December 31, 2008	92,400	$17.53
Awarded	142,100	1.37
Vested	—	—
Forfeited or expired	(19,700)	7.16

Outstanding at December 31, 2009	214,800	7.79	1.78	$1,770

Vested or expected to vest at December 31, 2009	191,244	7.58	1.79	1,576

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to RSAs follows:

	2009	2008
	(Dollars in thousands)

Compensation expense recorded in selling, general and administrative expenses	$482	$427
Deferred income tax benefits related to compensation expense	169	149
Total fair value of RSAs vested	—	—
Unrecognized compensation cost	706	1,193
Expected weighted-average recognition period for unrecognized compensation, in years	1.4	2.8

Performance Shares

General Information

We maintain multiple performance share awards whereby these awards, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. The grants have a duration of three years. In 2009, no performance share awards were granted. On the grant date, we issue restricted shares of common stock to the participants and a trustee holds the shares for the benefit of the participants until the end of the performance period. For awards granted prior to 2009, participants have voting rights and receive dividends on the restricted shares during the performance periods. However, we have not paid dividends on our common stock since the first quarter of 2009.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

The plan allows for us to pay up to 200% of the grant date value. We pay half of the earned value in cash and half in unrestricted shares of common stock. The portions of the awards that will be paid in cash are treated as liabilities, and therefore, we remeasure our liability and the related compensation expense at the balance sheet date, based upon the fair value of the Company’s common stock. We treat the awards that are settled with common stock as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is based on the fair value on the grant date. The compensation expense and number of shares expected to vest for all performance share awards are adjusted for the achievement of the performance share award’s performance conditions, based upon our best estimate using available facts and circumstances.

Performance Share Award Information

All outstanding performance shares are unvested. A summary of performance share activity follows:

		Weighted-
		Average
		Remaining
	Number of	Contractual	Aggregate
	Shares	Term	Intrinsic Value
		(In years)	(Dollars in
			thousands)

Outstanding at December 31, 2008	421,825
Awarded	—
Vested from the 2006-2008 plan	(59,544)
Forfeited	(179,556)

Outstanding at December 31, 2009	182,725	0.52	$1,506

Expected to vest at December 31, 2009	—	—	—

At December 31, 2009, there were 109,650 shares from the 2007-2009 plan and 73,075 shares from the 2008-2010 plan outstanding.

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded related for stock-based compensation related to performance shares follows:

	2009	2008	2007
	(Dollars in thousands)

Compensation (credit) expense recorded in selling, general and administrative expenses	$(155)	$(710)	$1,018
Deferred income tax (expense) benefits related to compensation (credit) expense	(54)	(249)	356
Expected future compensation cost	—	112	1,836
Expected weighted-average recognition period for unrecognized compensation, in years	1.0	2.0	2.0

At December 31, 2008, the Company had accrued $0.2 million related to the liability portion of the performance share awards. At December 31, 2009, the Company had not accrued any liability, because no performance conditions had been met.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Directors’ Deferred Compensation

Separate from the 2006 Long-Term Incentive Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of Company’s common stock is classified as paid-in capital. The rabbi trust held 286,698 shares, valued at $4.5 million, at December 31, 2009, and 180,497 shares, valued at $3.8 million, at December 31, 2008.

Stock-based Compensation Transactions in Shareholders’ Equity

The stock-based compensation transactions in shareholders’ equity consisted of the following:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)

2007:
Stock options	(497)	$8,399	$3,360
Deferred stock units	—	—	632
Performance shares, net	(25)	(215)	978
Directors’ deferred compensation	—	(3,127)	3,127
Preferred stock conversions	(183)	3,364	(210)

	(705)	$8,421	$7,887

2008:
Stock options	(3)	$50	$2,293
Deferred stock units	(33)	596	(48)
Restricted shares	(100)	1,805	(1,377)
Performance shares, net	—	25	(83)
Directors’ deferred compensation	—	(664)	664
Preferred stock conversions	(185)	3,519	(1,872)

	(321)	$5,331	$(423)

2009:
Stock options	—	$—	$1,794
Deferred stock units	(34)	835	(706)
Restricted shares	(115)	2,732	(2,251)
Performance shares, net	181	(594)	439
Directors’ deferred compensation	—	(843)	843
Preferred stock conversions	(1,089)	23,827	(21,705)

	(1,057)	$25,957	$(21,586)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

13.	Restructuring and Cost Reduction Programs

During 2009, we continued several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with Europe and the Asia-Pacific region. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

To date, we have made substantial progress on the restructuring activities, including exiting manufacturing facilities and eliminating positions. Total charges resulting from these activities were $15.8 million, $26.8 million, and $23.7 million in 2009, 2008, and 2007, respectively, of which $4.6 million, $0.9 million and $6.8 million, respectively, were recorded in cost of sales as they relate primarily to accelerated depreciation of assets to be disposed of. The remaining $11.1 million, $25.9 million, and $16.9 million, respectively, were reported as restructuring charges.

The following restructuring programs had significant activities in 2009:

Restructuring Program in Rotterdam, Netherlands

In 2007 we initiated a restructuring program to close the Porcelain Enamel manufacturing facility in Rotterdam, Netherlands. After reaching an agreement with the Rotterdam Works Council, we began to shut down the manufacturing activity and to consolidate production at other European facilities. This restructuring effort resulted in the reduction of 84 employees. Charges incurred through 2008 amounted to $26.5 million, including $16.0 million for employee severance costs, $3.8 million for future minimum lease obligations, $3.8 million in environmental liability, $2.4 million in other costs, and $0.5 million for inventory writedowns recorded in cost of sales. In the second quarter of 2009, a full environmental investigation of the facility was conducted, and the result of the investigation significantly reduced the assessment of our potential environmental liability by $3.7 million from the amount previously recorded in restructuring charges in 2007. As a result of this reduction in environmental reserve, a $3.0 million net credit to restructuring charges was recorded at this facility in 2009.

Restructuring Program in Limoges, France

In January 2009, we initiated additional restructuring activities within our Color & Glass Performance Materials operations in Europe. We plan to discontinue smelting, milling and other manufacturing operations in Limoges, France. These activities will be consolidated at other Company facilities in St. Dizier, France; Frankfurt and Colditz, Germany; and Almazora, Spain. In addition, all sales, technical service, and research and development activities currently being done in Limoges will be transferred to St. Dizier and Frankfurt. The restructuring action is expected to be substantially completed at the end of 2010. When the restructuring is completed, the Limoges site will be closed.

As a result of these restructuring actions, we expect to eliminate approximately 125 employee positions. We expect to record pre-tax charges of approximately $29 million related to the actions through 2010, although the exact timing of the charges cannot be determined at this time. The expected charges include approximately $18 million in cash costs for employee termination, approximately $7 million in site cleanup and other costs, and approximately $4 million in non-cash asset write-offs. The severance costs associated with this restructuring effort are not estimable due to the multiple options available to employees used in determining their severance benefits.

As of December 31, 2009, this restructuring program has resulted in a workforce reduction of 55 employees at the Limoges facility. To date, we have incurred approximately $9.3 million in total restructuring charges related to this restructuring effort, of which $0.6 million were recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed of. The remaining $8.7 million, including $6.9 million for employee severance and $1.8 million in other costs, were reported as restructuring charges.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Restructuring Program in Nules, Spain

In June 2009, we initiated additional restructuring activities at our Tile Coatings Systems operation in Nules, Spain. As part of the European restructuring efforts initially announced in 2006, this program will discontinue the production of frits and glazes at this site. The production will be consolidated at our facility in Almazora, Spain. As a result of the restructuring actions, we expect to record pre-tax charges of approximately $5.7 million. As of December 31, 2009, the restructuring activity eliminated 35 positions. In 2009, we incurred approximately $5.0 million in total restructuring charges at this facility, of which $3.8 million were recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed of. The remaining $1.2 million, primarily for employee severance and other costs, were reported as restructuring charges.

Restructuring Program in Australia

In November 2009, we initiated restructuring activities within our Porcelain Enamel and Color & Glass Performance Material businesses in Australia. This restructuring program will close three manufacturing facilities at Moorabbin and Geelong, Australia, and transfer the manufacturing activities to lower-cost facilities in China, Thailand, and Indonesia. After completion of this program, Ferro Australia’s business will be reduced to sales, technical services, import, export, and warehousing for servicing Australia, New Zealand, and other markets in the region. As a result of the restructuring, we expect to eliminate 40 positions. We expect to record pre-tax charges of approximately $4.5 million. In 2009, we have incurred $2.7 million, primarily for employee severance costs.

Other Restructuring Programs

In 2009, we completed or initiated a number of other restructuring programs. In 2009, the total charges from these programs aggregated $1.5 million, primarily for additional severance and other costs.

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Termination	Other	Asset
	Benefits	Costs	Impairment	Total
	(Dollars in thousands)

Balance, December 31, 2006	$6,730	$39	$—	$6,769
Restructuring charges	11,013	2,580	3,259	16,852
Cash payments	(11,225)	(1,439)	—	(12,664)
Currency translation adjustment	166	17	—	183
Non-cash items	1,697	363	(3,259)	(1,199)

Balance, December 31, 2007	8,381	1,560	—	9,941
Restructuring charges	18,189	6,839	909	25,937
Cash payments	(24,852)	(2,466)	—	(27,318)
Currency translation adjustment	(289)	(582)	—	(871)
Non-cash items	(223)	(249)	(909)	(1,381)

Balance, December 31, 2008	1,206	5,102	—	6,308
Restructuring charges	11,406	(294)	—	11,112
Cash payments	(9,389)	(3,485)	—	(12,874)
Currency translation adjustment	(164)	195	—	31
Non-cash items	22	—	—	22

Balance, December 31, 2009	$3,081	$1,518	$—	$4,599

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

We did not incur any restructuring charges for discontinued operations in 2009, 2008 or 2007.

14.	Leases

Rent expense for all operating leases was $18.3 million in 2009, $21.1 million in 2008, and $20.2 million in 2007. Amortization of assets recorded under capital leases is recorded as depreciation expense.

The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capitalized leases and included in property, plant and equipment at December 31st were as follows:

	2009	2008
	(Dollars in thousands)

Gross amounts capitalized:
Buildings	$3,100	$3,100
Equipment	11,225	13,857

	14,325	16,957
Accumulated amortization:
Buildings	(1,744)	(1,666)
Equipment	(8,790)	(10,821)

	(10,534)	(12,487)

Net assets under capitalized leases	$3,791	$4,470

At December 31, 2009, future minimum lease payments under all non-cancelable leases were as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)

2010	$1,375	$13,395
2011	974	9,211
2012	974	6,575
2013	923	5,180
2014	790	4,512
Thereafter	3,910	8,383

Total minimum lease payments	8,946	$47,256

Less amount representing executory costs	79

Net minimum lease payments	8,867
Less amount representing imputed interest	3,198

Present value of net minimum lease payments	5,669
Less current portion	877

Long-term obligations at December 31, 2009	$4,792

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

15.	Discontinued Operations

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

The gain (loss) on disposal of discontinued operations resulted in the following pre-tax losses and related income tax benefits:

	2009	2008	2007
	(Dollars in thousands)

(Loss) gain on disposal of discontinued operations before income tax (benefit) expense	$(523)	$16,614	$(369)
Income tax (benefit) expense	(198)	7,580	(144)

(Loss) gain on disposal of discontinued operations, net of income tax (benefit) expense	$(325)	$9,034	$(225)

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

	2008	2007
	(Dollars in thousands)

Net sales	$60,980	$56,881
Cost of sales	47,464	42,677

Gross profit	13,516	14,204
Selling, general and administrative expenses	4,303	4,187
Other expense (income):
Interest expense	1,526	1,853
Foreign currency losses, net	19	—
Miscellaneous expense (income), net	76	(36)

Income from discontinued operations before income taxes	7,592	8,200
Income tax expense	2,578	2,888

Income from discontinued operations, net of income taxes	$5,014	$5,312

We have continuing environmental remediation obligations that are related to these divestitures, and we have accrued $3.0 million as of December 31, 2009, and $3.0 million as of December 31, 2008, for these matters. The estimated amounts we have accrued are based on our assessment of the nature and extent of the soil and/or groundwater contamination and the remedial actions we expect to perform. In some cases, we have agreed to the required remedial actions with the relevant governmental authorities, and we have based our estimates of the costs to remediate upon those actions. Where alternative technologies exist to remediate a contaminated site, we have determined our estimates of the costs to remediate based on the technologies that we are most likely to use.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

16.	(Loss) Earnings per Share from Continuing Operations

Details of the calculations of basic and diluted (loss) earnings per share follow:

	2009	2008	2007
	(In thousands,
	except per share amounts)

Basic loss per share computation:
Net loss attributable to Ferro Corporation common shareholders	$(43,621)	$(41,307)	$(95,514)
Adjustment for loss (income) from discontinued operations	325	(14,048)	(5,087)

	$(43,296)	$(55,355)	$(100,601)

Weighted-average common shares outstanding	50,935	43,261	42,926
Basic loss per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.85)	$(1.28)	$(2.34)
Diluted loss per share computation:
Net loss attributable to Ferro Corporation common shareholders	$(43,621)	$(41,307)	$(95,514)
Adjustment for loss (income) from discontinued operations	325	(14,048)	(5,087)
Plus: Convertible preferred stock	—	—	—

	$(43,296)	$(55,355)	$(100,601)

Weighted-average common shares outstanding	50,935	43,261	42,926
Assumed exercise of stock options	—	—	—
Assumed satisfaction of deferred stock unit conditions	—	—	—
Assumed satisfaction of restricted share conditions	—	—	—
Assumed conversion of convertible notes	—	—	—
Assumed conversion of convertible preferred stock	—	—	—

Weighted-average diluted shares outstanding	50,935	43,261	42,926

Diluted loss per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.85)	$(1.28)	$(2.34)

Diluted (loss) earnings per share reflects the potential dilution that could occur if stock options, other share-based awards, convertible notes, or preferred stock were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes that the hypothetical proceeds from exercise or conversion are used by the Company to purchase common stock at the average market price during the period. The incremental shares (the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted (loss) earnings per share calculation. Options to purchase 4.4 million, 4.3 million, and 4.5 million shares of common stock, restricted share awards of 0.2 million, 0.1 million, and -0- million shares of common stock, senior notes convertible into 8.5 million, 8.5 million, and -0- million shares of common stock, and preferred stock convertible into 0.5 million, 0.7 million, and 0.8 million shares of common stock for 2009, 2008 and 2007, respectively, and an immaterial number of deferred stock units were antidilutive or unearned and therefore excluded from the computation of diluted earnings per share.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

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

Prior to 2008, our Other Businesses segment reported the combined results of operations from Ferro’s Pharmaceuticals and Fine Chemicals businesses. The Fine Chemicals business was sold during the fourth quarter of 2008, and the financial results from this business are now included in discontinued operations.

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

We have presented net sales to external customers by segment in the table below. Sales between segments were not material:

	2009	2008	2007
	(Dollars in thousands)

Performance Coatings	$487,891	$627,918	$609,285
Electronic Materials	426,896	558,313	469,885
Color and Glass Performance Materials	321,750	456,644	445,709
Polymer Additives	249,510	349,902	334,492
Specialty Plastics	149,524	225,856	261,956
Pharmaceuticals	21,998	26,519	26,577

Total net sales	$1,657,569	$2,245,152	$2,147,904

Below are each segment’s income and reconciliations to (loss) income before taxes from continuing operations:

	2009	2008	2007
	(Dollars in thousands)

Performance Coatings	$29,551	$36,935	$37,965
Electronic Materials	45,344	52,868	32,785
Color and Glass Performance Materials	13,123	39,112	48,222
Polymer Additives	6,708	6,086	10,755
Specialty Plastics	10,164	5,385	15,116
Pharmaceuticals	438	3,524	1,947

Total segment income	105,328	143,910	146,790
Unallocated corporate expenses	63,315	37,362	59,209
Impairment charges	8,225	80,205	128,737
Restructuring charges	11,112	25,937	16,852
Other expense, net	66,231	56,492	57,446

Loss before income taxes from continuing operations	$(43,555)	$(56,086)	$(115,454)

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

We do not allocate restructuring charges to individual segment income. Restructuring charges related to the following segments:

	2009	2008	2007
	(Dollars in thousands)

Performance Coatings	$928	$17,806	$13,469
Electronic Materials	401	602	(929)
Color and Glass Performance Materials	9,734	3,877	4,105
Polymer Additives	22	1,617	—
Specialty Plastics	27	2,035	207
Pharmaceuticals	—	—	—

Total restructuring charges	$11,112	$25,937	$16,852

The following table details depreciation and amortization expense by segment:

	2009	2008	2007
	(Dollars in thousands)

Performance Coatings	$17,726	$17,736	$17,854
Electronic Materials	13,382	17,294	18,444
Color and Glass Performance Materials	6,520	8,101	11,228
Polymer Additives	10,492	10,753	11,033
Specialty Plastics	2,610	3,314	3,705
Pharmaceuticals	1,950	1,693	2,684

Total segment depreciation and amortization	52,680	58,891	64,948
Unallocated depreciation and amortization	35,458	15,704	19,100

Total depreciation and amortization	$88,138	$74,595	$84,048

Segment assets primarily consist of trade accounts receivable; inventories; property, plant and equipment; and intangible assets. Unallocated assets primarily include cash and cash equivalents, deferred taxes and assets related to uncertain tax positions. Total assets at December 31st by segment are detailed below:

	2009	2008
	(Dollars in thousands)

Performance Coatings	$349,812	$379,054
Electronic Materials	302,537	330,013
Color and Glass Performance Materials	254,683	260,927
Polymer Additives	118,222	139,572
Specialty Plastics	47,480	62,952
Pharmaceuticals	29,871	41,243

Total segment assets	1,102,605	1,213,761
Unallocated assets	423,750	330,356

Total assets	$1,526,355	$1,544,117

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

Details and activity for each segment’s goodwill are as follows:

			Color and Glass
	Performance	Electronic	Performance	Polymer	Specialty
	Coatings	Materials	Materials	Additives	Plastics	Pharmaceuticals	Total

Balance at December 31, 2007:
Gross goodwill	$45,269	$152,081	$68,078	$73,447	$17,045	$40,431	$396,351
Accumulated impairment losses	—	—	—	(73,447)	—	(32,206)	(105,653)

	45,269	152,081	68,078	—	17,045	8,225	290,698
Impairment loss	(41,388)	—	—	—	(16,973)	—	(58,361)
Foreign currency adjustment	(3,291)	(180)	871	—	(72)	—	(2,672)

Balance at December 31, 2008:
Gross goodwill	41,978	151,901	68,949	73,447	16,973	40,431	393,679
Accumulated impairment losses	(41,388)	—	—	(73,447)	(16,973)	(32,206)	(164,014)

	590	151,901	68,949	—	—	8,225	229,665
Impairment loss	—	—	—	—	—	(8,225)	(8,225)
Other adjustments	—	(67)	(1,258)	—	—	—	(1,325)
Foreign currency adjustment	6	141	782	—	—	—	929

Balance at December 31, 2009:
Gross goodwill	41,984	151,975	68,473	73,447	16,973	40,431	393,283
Accumulated impairment losses	(41,388)	—	—	(73,447)	(16,973)	(40,431)	(172,239)

	$596	$151,975	$68,473	$—	$—	$—	$221,044

We have detailed each segment’s expenditures for long-lived assets, including acquisitions, in the table below:

	2009	2008	2007
	(Dollars in thousands)

Performance Coatings	$11,803	$29,294	$17,900
Electronic Materials	4,249	18,892	13,866
Color and Glass Performance Materials	10,665	7,715	10,591
Polymer Additives	5,224	8,379	7,925
Specialty Plastics	685	1,989	1,300
Pharmaceuticals	1,830	3,645	4,173

Total segment expenditures for long-lived assets	34,456	69,914	55,755
Expenditures for long-lived assets of discontinued operations	—	2,317	4,852
Unallocated corporate expenditures for long-lived assets	8,804	4,237	7,027

Total expenditures for long-lived assets	$43,260	$76,468	$67,634

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. and Spain represents greater than 10% of our net sales. We have detailed net sales by geographic region in the table below:

	2009	2008	2007
	(Dollars in thousands)

United States	$758,048	$973,717	$900,146
Spain	258,485	362,370	339,516
Other international	641,036	909,065	908,242

Total sales	$1,657,569	$2,245,152	$2,147,904

None of our operations in countries other than the U.S. owns greater than 10% of consolidated long-lived assets. We have detailed long-lived assets that consist of property, plant and equipment, goodwill, and amortizable intangible assets by geographic region at December 31st in the table below:

	2009	2008	2007
	(Dollars in thousands)

United States	$393,571	$402,192	$425,824
International	270,488	295,775	369,544

Total long-lived assets	$664,059	$697,967	$795,368

18.	Related Party Transactions

We participate in several joint ventures that are located in Spain, Italy, South Korea and Thailand through investments in the common stock of affiliated companies. At December 31, 2009, our percentage of ownership interest in these affiliates ranged from 36% to 50%. Because we exert significant influence over these affiliates, but we do not control them, our investments have been accounted for under the equity method. The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliate’s shareholders’ equity based upon our ownership percentage. Investment income from these equity method investments, which is reported in miscellaneous expense (income), net was $0.3 million in 2009, $1.2 million in 2008, and $2.5 million in 2007. The combined balance of our equity method investments was $16.2 million at December 31, 2009, and $16.0 million at December 31, 2008.

We had the following transactions with our unconsolidated affiliates:

	2009	2008	2007
	(Dollars in thousands)

Sales	$6,887	$10,157	$9,727
Purchases	3,883	5,495	5,573
Dividends and interest received	530	159	702
Commissions and royalties received	956	194	132
Commissions and royalties paid	86	230	227

A Ferro Director, Mr. Bulkin, serves on the board of Bunge Limited. We made purchases from Bunge Limited of $0.4 million in 2009, $25.1 million in 2008, and $14.2 million in 2007. Accounts payable related to these purchases were $0.1 million at December 31, 2009, and $0.5 million at December 31, 2008. At December 31, 2009, we had no purchase commitments with Bunge Limited.

FERRO CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007 — (Continued)

19.	Quarterly Data (Unaudited)

					Earnings (Loss)
				Net Income	Attributable to
				(Loss)	Ferro Corporation
				Attributable	Common Shareholders
			Net Income	to Ferro	Per Common Share
Quarter	Net Sales	Gross Profit	(Loss)	Corporation	Basic	Diluted
	(Dollars in thousands, except per share data)

2008
1	$590,838	$109,265	$9,550	$9,140	$0.21	$0.21
2	631,976	118,974	9,893	9,365	0.21	0.21
3	590,150	110,343	5,058	4,610	0.10	0.10
4	432,188	65,085	(63,335)	(63,545)	(1.47)	(1.47)

Total	$2,245,152	$403,667	$(38,834)	$(40,430)	$(0.95)	$(0.95)

2009
1	$357,809	$55,246	$(19,971)	$(20,335)	$(0.46)	$(0.46)
2	399,277	65,229	(11,188)	(11,808)	(0.27)	(0.27)
3	442,089	93,169	2,845	2,117	0.04	0.04
4	458,394	100,628	(12,051)	(12,890)	(0.19)	(0.19)

Total	$1,657,569	$314,272	$(40,365)	$(42,916)	$(0.86)	$(0.86)

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

We sold our Fine Chemicals segment in the fourth quarter of 2008, and the financial results from this business are reported as discontinued operations for all periods presented. We also retrospectively applied FSP No. APB 14-1, which is codified primarily in ASC Subtopic 470-20, Debt with Conversion and Other Options, and the presentation and disclosure requirements of FAS No. 160, which is codified in ASC Topic 810, Consolidation.

Pre-tax restructuring charges in 2008 were $4.2 million in the first quarter, $9.0 million in the second quarter, $9.0 million in the third quarter and $3.7 million in the fourth quarter. The third quarter of 2008 also included a pre-tax loss on extinguishment of debt of $5.5 million. The fourth quarter of 2008 also included pre-tax impairment charges of $80.2 million and a pre-tax gain on disposal of discontinued operations of $16.7 million. Pre-tax restructuring charges (credits) in 2009 were $1.4 million in the first quarter, $(0.3) million in the second quarter, $2.8 million in the third quarter and $7.2 million in the fourth quarter. The third quarter of 2009 also included pre-tax impairment charges of $8.2 million.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2009. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ferro Corporation
Cleveland, Ohio

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph concerning the adoption of a new accounting standard in 2007.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 1, 2010

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2009, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B —	Other Information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees — Audit Committee” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Shareholdings — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference.

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

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2009 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on securities authorized for issuance under equity compensation plans is contained under the heading “Long-Term Incentive Plan — Equity Compensation Plan Information” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference. The information on security ownership of certain beneficial owners and management is contained under the headings “Shareholdings — Stock Ownership by Other Major Shareholders” and “Shareholdings — Stock Ownership by Director, Executive Officers and Employees” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 —	Principal Accountant Fees and Services

The information contained under the heading “Other Independent Registered Public Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2010 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and its subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007;

•	Consolidated Balance Sheets at December 31, 2009 and 2008;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and

•	Notes to Consolidated Financial Statements

(b)	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008, and 2007, contained on page 107 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)	The exhibits listed in the Exhibit Index beginning on page 108 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 1st day of March 2010.

/s/ James F. Kirsch James F. Kirsch	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Sallie B. Bailey Sallie B. Bailey	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Nicholas Katzakis Nicholas Katzakis	Chief Accounting Officer (Principal Accounting Officer)
/s/ Richard C. Brown Richard C. Brown	Director
/s/ Michael H. Bulkin Michael H. Bulkin	Director
/s/ Sandra Austin Crayton Sandra Austin Crayton	Director
/s/ Richard J. Hipple Richard J. Hipple	Director
/s/ Jennie S. Hwang Jennie S. Hwang	Director
/s/ Gregory E. Hyland Gregory E. Hyland	Director
/s/ William B. Lawrence William B. Lawrence	Director
/s/ Michael F. Mee Michael F. Mee	Director
/s/ Perry W. Premdas Perry W. Premdas	Director
/s/ William J. Sharp William J. Sharp	Director
/s/ Dennis W. Sullivan Dennis W. Sullivan	Director
/s/ Ronald P. Vargo Ronald P. Vargo	Director

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2009, 2008, and 2007

		Additions Charged
		(Reductions
	Balance at	Credited) to				Adjustment for	Balance
	Beginning	Costs and	Other			Differences in	at End of
	of Period	Expenses	Accounts		Deductions	Exchange Rates	Period
	(Dollars in thousands)

Allowance for Possible Losses on Collection of Accounts and Trade Notes Receivable:
Year ended December 31, 2009	$11,668	2,676	—		(3,835)	176	$10,685

Year ended December 31, 2008	$6,396	4,472	3,544	(1)	(2,436)	(308)	$11,668

Year ended December 31, 2007	$7,524	(345)	—		(1,430)	647	$6,396

Allowance for Possible Losses on Collection of Note Receivable from Ferro Finance Corporation:
Year ended December 31, 2009	$—	—	—		—	—	$—

Year ended December 31, 2008	$3,015	1,371	(3,544	)(1)	(842)	—	$—

Year ended December 31, 2007	$2,702	948	—		(635)	—	$3,015

Valuation Allowance on Net Deferred Tax Assets
Year ended December 31, 2009	$21,451	(3,683)	—		—	201	$17,969

Year ended December 31, 2008	$8,906	20,598	—		(8,053)	—	$21,451

Year ended December 31, 2007	$4,023	4,644	545		(469)	163	$8,906

(1)	When Ferro Finance Corporation (“FFC”) was consolidated in December 2008, the valuation allowance on Ferro’s note receivable from FFC was combined with the valuation allowance on accounts and trade notes receivable.

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
10	Material Contracts
10.1	Second Amended and Restated Credit Agreement, dated October 26, 2009, among Ferro Corporation and certain of its subsidiaries; various financial institutions; Credit Suisse, Cayman Islands Branch; PNC Bank, National Association; National City Bank; KeyBank National Association; and Citigroup Global Markets, Inc. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 27, 2009, which Exhibit is incorporated here by reference.)
10.2	Amendment and Restatement and Resignation and Appointment Agreement, dated October 26, 2009, among Ferro Corporation; the several banks and other financial institutions or entities listed on the signature pages thereto; Credit Suisse, Cayman Islands Branch,; National City Bank; and PNC Bank, National Association. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed October 27, 2009, which Exhibit is incorporated here by reference.)
10.3	First Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated December 17, 2007, among Ferro Corporation; certain of Ferro’s subsidiaries; Credit Suisse, Cayman Islands Branch, as Term Loan Administrative Agent; and National City Bank, as revolving loan administrative agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 10, 2008, which Exhibit is incorporated here by reference.)
10.4	Amended and Restated Credit Agreement, dated June 8, 2007, among Ferro; certain of Ferro’s subsidiaries; Credit Suisse, as term loan administrative agent; National City Bank, as revolving loan administrative agent and collateral agent; KeyBank National Association, as documentation agent; Citigroup Global Markets, Inc., as syndication agent; and various financial institutions as lenders. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007, which Exhibit is incorporated here by reference.)

10.5	Purchase Agreement, dated as of June 2, 2009, among Ferro Corporation, Ferro Color & Glass Corporation, and Ferro Pfanstiehl Laboratories, Inc. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009, which Exhibit is incorporated here by reference.)
10.6	Purchase and Contribution Agreement, dated as of June 2, 2009, between Ferro Corporation and Ferro Finance Corporation. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009, which Exhibit is incorporated here by reference.)
10.7	Receivables Purchase Agreement, dated as of June 2, 2009, among Ferro Finance Corporation, Ferro Corporation, certain purchasers from time to time party thereto and Wachovia Bank, National Association. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009, which Exhibit is incorporated here by reference.)
10.8	Ferro Corporation Employee Stock Option Plan. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)*
10.9	Ferro Corporation 2003 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.16 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.10	Form of Terms of Incentive Stock Option Award Grants under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.17 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.11	Form of Terms of Performance Share Awards under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.12	Ferro Corporation 2006 Long-Term Incentive Plan (Reference is made to Exhibit 10.01 to Ferro Corporation’s Current Report on Form 8-K, filed November 8, 2006, which Exhibit is incorporated here by reference.)*
10.13	Form of Terms of Incentive Stock Option Award Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.20 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.14	Form of Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.21 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.15	Form of Terms of Performance Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.22 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.16	Form of Terms of Restricted Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.17	Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan. (Reference is made to Exhibit 10.24 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.18	Amendment to the Ferro Corporation Deferred Compensation Plan for Executive Employees.*
10.19	Ferro Corporation Deferred Compensation Plan for Executive Employees. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.20	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.21	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement. (Reference is made to Exhibit 10.11.1 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which Exhibit is incorporated here by reference.)*
10.22	Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*

10.23	Amendment to the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees.*
10.24	Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees. (Reference is made to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007, which Exhibit is incorporated here by reference.)*
10.25	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Mr. Kirsch and Ferro Corporation. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*
10.26	Form of Indemnification Agreement. (James F. Kirsch is the only officer that is party to an indemnification agreement with Ferro Corporation.) (Reference is made to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which Exhibit is incorporated here by reference.)*
10.27	Change in Control Agreement, dated as of January 1, 2009, between Mr. Kirsch and Ferro Corporation. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*
10.28	Form of Change in Control Agreement, dated as of January 1, 2009. (Sallie B. Bailey, Mark H. Duesenberg, Ann E. Killian, James F. Kirsch, Michael J. Murry and Peter T. Thomas have entered into this form of change in control agreement.) (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009, which Exhibit is incorporated here by reference.)*
10.29	Separation Agreement and Release between Ferro Corporation and Barry D. Russell. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 29, 2009, which Exhibit is incorporated here by reference.)*
12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.