Form 10-Q
period 2010-03-31
FERRO CORP
filed 2010-04-27
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At March 31, 2010, there were 86,129,137 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands,
	except per share amounts)
Net sales	$492,865	$357,809
Cost of sales	385,931	302,563

Gross profit	106,934	55,246
Selling, general and administrative expenses	70,948	68,128
Impairment charges	2,202	—
Restructuring charges	11,130	1,398
Other expense (income):
Interest expense	12,911	11,174
Interest earned	(331)	(268)
Foreign currency losses, net	3,548	1,829
Miscellaneous (income) expense, net	(1,251)	533

Income (loss) before income taxes	7,777	(27,548)
Income tax expense (benefit)	8,589	(7,819)

Loss from continuing operations	(812)	(19,729)
Loss on disposal of discontinued operations, net of income taxes	—	(242)

Net loss	(812)	(19,971)
Less: Net (loss) income attributable to noncontrolling interests	(744)	364

Net loss attributable to Ferro Corporation	(68)	(20,335)
Dividends on preferred stock	(165)	(171)

Net loss attributable to Ferro Corporation common shareholders	$(233)	$(20,506)

Amounts attributable to Ferro Corporation:
Loss from continuing operations, net of tax	$(68)	$(20,093)
Loss from discontinued operations, net of tax	—	(242)

	$(68)	$(20,335)

Per common share data
Basic and diluted loss attributable to Ferro Corporation common shareholders:
From continuing operations	$—	$(0.46)
From discontinued operations	—	—

	$—	$(0.46)

Cash dividends declared	$—	$0.01
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$17,694	$18,507
Accounts and trade notes receivable, net	316,980	285,638
Inventories	194,370	180,700
Deposits for precious metals	106,874	112,434
Deferred income taxes	19,473	19,618
Other receivables	34,849	27,795
Other current assets	8,191	7,180

Total current assets	698,431	651,872
Other assets
Property, plant and equipment, net	411,470	432,405
Goodwill	220,318	221,044
Amortizable intangible assets, net	10,297	10,610
Deferred income taxes	130,283	133,705
Other non-current assets	71,653	76,719

Total assets	$1,542,452	$1,526,355

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$23,234	$24,737
Accounts payable	214,815	196,038
Income taxes	11,649	7,241
Accrued payrolls	30,657	20,894
Accrued expenses and other current liabilities	70,014	72,039

Total current liabilities	350,369	320,949
Other liabilities
Long-term debt, less current portion	400,071	398,720
Postretirement and pension liabilities	201,471	203,743
Deferred income taxes	1,821	1,124
Other non-current liabilities	29,254	31,897

Total liabilities	982,986	956,433
Series A convertible preferred stock (approximates redemption value)	9,427	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	93,436
Paid-in capital	329,290	331,376
Retained earnings	356,895	357,128
Accumulated other comprehensive loss	(70,373)	(60,147)
Common shares in treasury, at cost	(168,735)	(171,567)

Total Ferro Corporation shareholders’ equity	540,513	550,226
Noncontrolling interests	9,526	10,269

Total equity	550,039	560,495

Total liabilities and equity	$1,542,452	$1,526,355

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss)

	Ferro Corporation Shareholders
						Accumulated
						Other
	Common Shares					Comprehensive	Non-
	in Treasury		Common	Paid-in	Retained	Income	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(20,335)		364	(19,971)
Other comprehensive income (loss), net of tax:
Foreign currency translation						(17,668)	4	(17,664)
Postretirement benefit liabilities						1,797	20	1,817
Raw material commodity swaps						424		424
Interest rate swaps						406		406

Total comprehensive loss								(34,988)
Cash dividends:
Common					(437)			(437)
Preferred					(171)			(171)
Income tax benefit				1				1
Stock-based compensation transactions	(1,197)	25,416		(22,993)				2,423

Balances at March 31, 2009	7,235	$(172,108)	$52,323	$155,428	$380,243	$(113,477)	$10,143	$312,552

Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495
Net (loss) income					(68)		(744)	(812)
Other comprehensive income (loss),net of tax:
Foreign currency translation						(11,011)	1	(11,010)
Postretirement benefit liabilities						168		168
Raw material commodity swaps						(107)		(107)
Interest rate swaps						724		724

Total comprehensive loss								(11,037)
Cash dividends:
Preferred					(165)			(165)
Stock-based compensation transactions	(68)	2,832		(2,086)				746

Balances at March 31, 2010	7,307	$(168,735)	$93,436	$329,290	$356,895	$(70,373)	$9,526	$550,039

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(812)	$(19,971)
Depreciation and amortization	20,176	18,609
Precious metals deposits	5,560	(65,472)
Accounts and trade notes receivable	(39,470)	16,677
Inventories	(18,397)	46,596
Accounts payable	25,172	(67,001)
Other changes in current assets and liabilities, net	(429)	(9,470)
Other adjustments, net	15,804	2,738

Net cash provided by (used for) continuing operations	7,604	(77,294)
Net cash used for discontinued operations	—	(245)

Net cash provided by (used for) operating activities	7,604	(77,539)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(8,623)	(2,621)
Proceeds from sale of assets and businesses	469	45

Net cash used for investing activities	(8,154)	(2,576)
Cash flows from financing activities
Net (repayments) borrowings under loans payable	(1,181)	964
Proceeds from revolving credit facility	146,100	280,249
Principal payments on revolving credit facility	(145,200)	(186,654)
Principal payments on term loan facility	—	(762)
Debt issue costs	—	(8,105)
Cash dividends paid	(165)	(608)
Other financing activities	252	117

Net cash (used for) provided by financing activities	(194)	85,201
Effect of exchange rate changes on cash and cash equivalents	(69)	(206)

(Decrease) increase in cash and cash equivalents	(813)	4,880
Cash and cash equivalents at beginning of period	18,507	10,191

Cash and cash equivalents at end of period	$17,694	$15,071

Cash paid during the period for:
Interest	$13,279	$13,555
Income taxes	$5,505	$3,895
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three months ended March 31, 2010, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Standards Adopted in the Three Months Ended March 31, 2010
On January 1, 2010, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, (“ASU 2009-16”), which is codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 860, Transfers and Servicing. This pronouncement provides guidance for derecognition of transferred financial assets. Adoption of ASU 2009-16 had no effect on our consolidated financial statements.
On January 1, 2010, we adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (“ASU 2009-17”), which is codified in ASC Topic 810, Consolidations. This pronouncement amends the consolidation guidance that applies to variable interest entities. Adoption of ASU 2009-17 did not have a material effect on our consolidated financial statements.
On January 1, 2010, we adopted most of the provisions of ASU 2010-06, Improving Disclosures About Fair Value Measurements, (“ASU 2010-06”), which is codified in ASC Topic 820, Fair Value Measurements, and Topic 715, Compensation — Retirement Benefits. The remaining provisions are effective for our fiscal year that begins January 1, 2011. This pronouncement expands disclosures about fair value measurements. Adoption of ASU 2010-06 did not and will not have a material effect on our consolidated financial statements.
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

4. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Raw materials	$60,909	$54,481
Work in process	40,294	37,449
Finished goods	93,167	88,770

Total	$194,370	$180,700

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals program of $118.9 million at March 31, 2010, and $101.4 million at December 31, 2009, measured at fair value based on market prices for identical assets. In 2009, several participants in our precious metals program renewed their requirement for us to deliver cash collateral to secure our obligations arising under the consignment agreements. We had delivered $106.9 million at March 31, 2010, and $112.4 million at December 31, 2009, in cash collateral to those financial institutions.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $641.3 million at March 31, 2010, and $643.9 million at December 31, 2009. Unpaid capital expenditure liabilities, which are noncash investing activities, were $6.0 million at March 31, 2010, and $11.4 million at March 31, 2009.
In the first quarter of 2010, we discontinued manufacturing activities at our Limoges, France, plant, which indicated a possible impairment of the plant’s real estate assets. We estimated the fair value of these assets at $4.0 million based upon a third party purchase offer (a Level 3 measurement within the fair value hierarchy) and recorded $2.2 million of impairment charges.
6. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Loans payable to banks	$7,157	$5,891
Accounts receivable asset securitization program	15,096	17,762
Current portion of long-term debt	981	1,084

Total	$23,234	$24,737

Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes, net of unamortized discounts	$157,810	$156,896
Revolving credit facility	2,600	1,700
Term loan facility	231,385	231,385
Capitalized lease obligations	5,867	5,669
Other notes	3,390	4,154

	401,052	399,804
Less current portion	(981)	(1,084)

Total	$400,071	$398,720

We maintain several international programs to sell trade accounts receivable to financial institutions. Ferro had received net proceeds under the international programs of $8.7 million at March 31, 2010, and $10.3 million at December 31, 2009, for outstanding receivables.
7. Financial Instruments
The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:
•	Cash and cash equivalents;
•	Notes receivable;
•	Deposits;
•	Miscellaneous receivables; and
•	Short-term loans payable to banks.
Long-term Debt
The following financial instruments are measured at fair value for disclosure purposes:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes	$157,810	$168,619	$156,896	$157,191
Revolving credit facility	2,600	2,619	1,700	1,747
Term loan facility	231,385	239,586	231,385	237,047
Other notes	3,390	2,517	4,154	3,084
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
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed rate through June 2011. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. The estimated net amount of existing losses at March 31, 2010, that is expected to be recognized in earnings within the next twelve months is $7.6 million.
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $200.1 million at March 31, 2010, and $178.9 million at December 31, 2009.
The following table presents the fair value of derivative instruments on our consolidated balance sheets:

	March 31,	December 31,
	2010	2009	Balance Sheet Location
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	$(8,393)	$(9,516)	Other non-current liabilities

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$1,800	$899	Other receivables

Liability derivatives:
Foreign currency forward contracts	$(390)	$(176)	Other receivables

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The classifications within the fair value hierarchy of these financial instruments were as follows:

	March 31, 2010				December 31,
	Level 1	Level 2	Level 3	Total	2009
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$—	1,410	$—	$1,410	$723

Liabilities
Interest rate swaps	$—	$(8,393)	$—	$(8,393)	$(9,516)

The following table presents the effect of derivative instruments on our consolidated financial performance for the three months ended March 31:

			Amount of Loss
	Amount of Loss		Reclassified from AOCI		Location of Loss
	Recognized in OCI		into Income		Reclassified from
	2010	2009	2010	2009	AOCI into Income
		(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(866)	$(906)	$(1,989)	$(1,536)	Interest expense

	Amount of Gain
	Recognized in Income		Location of
	2010	2009	Gain in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$11,427	$567	Foreign currency losses, net

8. Income Taxes
Income tax expense for the three months ended March 31, 2010 was $8.6 million, or 110.4% of pre-tax income. In the prior-year period, we recorded an income tax benefit of $7.8 million, or 28.0% of the pre-tax loss. The increase in the effective tax rate primarily resulted from not recognizing a $4.2 million benefit on losses incurred in the Netherlands and Portugal as a consequence of full valuation allowances in both jurisdictions and a $1.5 million tax charge for the elimination of future tax deductions related to Medicare Part D subsidies as a result of The Patient Protection and Affordable Care Act signed into law in the U.S. during the first quarter of 2010.
9. Contingent Liabilities
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
There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

10. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$7	$7	$882	$1,003	$—	$4
Interest cost	5,156	5,236	2,735	2,484	607	719
Expected return on plan assets	(4,491)	(3,863)	(1,899)	(1,662)	—	—
Amortization of prior service cost	24	24	147	(97)	(399)	(437)
Net amortization and deferral	3,456	3,845	(132)	246	(43)	—
Curtailment and settlement effects	—	—	(726)	—	—	—

Net periodic benefit cost	$4,152	$5,249	$1,007	$1,974	$165	$286

The change in net periodic cost is due primarily to a gain from the settlement of certain pension obligations in Japan where some pension obligations and related assets were transferred to a defined contribution plan. In addition, the improvement through December 2009 in the valuation of pension investments increased the amount of our expected return on plan assets and lowered the amount of amortization of our unrecognized net actuarial losses.
11. Stock-Based Compensation
The stock-based compensation transaction in equity consisted of the following for the three months ended March 31, 2010:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	(13)	$370	$83
Deferred stock units	(34)	832	(730)
Restricted shares	(132)	3,242	(3,074)
Performance shares, net	111	(995)	1,018
Directors’ deferred compensation	—	(617)	617
Preferred stock conversions	—	—	—

Total	(68)	$2,832	$(2,086)

12. Restructuring and Cost Reduction Programs
During the first quarter of 2010, we continued several restructuring programs and initiated new programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

To date, we have made substantial progress on the restructuring activities, including exiting manufacturing facilities and eliminating positions. Total charges resulting from these activities were $12.1 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively, of which $1.0 million and $0.1 million, respectively, were recorded in cost of sales as they relate to accelerated depreciation of assets to be disposed and the remaining $11.1 million and $1.4 million, respectively, were reported as restructuring charges.
The following restructuring programs had significant activities in the first quarter of 2010:
Restructuring Program in Limoges, France
In the first quarter of 2010, we discontinued manufacturing activities at our Color and Glass Performance Materials facility in Limoges, France. We expect the restructuring action will be completed by the end of 2010. When the restructuring is completed, the Limoges site will be closed.
As previously disclosed, we expect to eliminate approximately 125 positions as a result of the restructuring. We expect to record pre-tax charges of approximately $29 million related to the actions. The expected charges include approximately $18 million for employee severance, approximately $7 million in site cleanup and other costs, and approximately $4 million in asset write-offs.
As of December 31, 2009, we had eliminated 55 employee positions at the Limoges, France, facility. We had incurred approximately $9.3 million in total charges, including $0.6 million related to accelerated depreciation of assets to be disposed, $6.9 million for employee severance, and $1.8 million in other related costs.
In the first quarter of 2010, this restructuring program resulted in the elimination of 19 additional employee positions at the Limoges, France, facility. In that three month period, we incurred approximately $3.5 million related to this restructuring effort, of which $0.6 million was recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed. The remaining $2.9 million, including $2.6 million for employee severance and $0.3 million in other costs, was reported as restructuring charges.
Restructuring Program in Castanheira do Ribatejo, Portugal
In March 2010, we initiated restructuring activities at our Castanheira do Ribatejo, Portugal, facility. We plan to discontinue all operations and close the facility at the end of 2010. Currently, our Color and Glass Performance Materials and Specialty Plastics businesses operate at this facility. Certain production capacity will be transferred to other European locations.
As a result of the restructuring actions, we expect to eliminate approximately 126 employee positions. We expect to record pre-tax charges of approximately $14 million related to the actions. The expected charges include approximately $8 million for employee severance, approximately $2 million in site cleanup and other costs, and approximately $4 million in asset write-offs.
As of March 31, 2010, the restructuring activity had eliminated 30 positions. In the three-month period ended March 31, 2010, we incurred approximately $7.2 million in total restructuring charges at this facility, of which $0.2 million was recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed. The remaining $7.0 million, including $6.8 million for employee severance and $0.2 million in other costs, was reported as restructuring charges.

The activities and accruals related to our restructuring and cost reduction programs were as follows:

	Employee	Other
	Severance	Costs	Total
	(Dollars in thousands)
Balance at December 31, 2009	$3,081	$1,518	$4,599
Gross restructuring charges	10,327	990	11,317
Reserve adjustments	—	(187)	(187)

Net restructuring charges	10,327	803	11,130
Cash payments	(4,796)	(796)	(5,592)
Currency translation adjustment	32	(86)	(54)

Balance at March 31, 2010	$8,644	$1,439	$10,083

13. Per Share Amounts from Continuing Operations
Details of the calculation of basic and diluted loss per share are shown below:

	Three months ended
	March 31,
	2010	2009
	(In thousands,
	except per share amounts)
Basic loss per share computation:
Net loss attributable to Ferro Corporation common shareholders	$(233)	$(20,506)
Adjustment for loss from discontinued operations	—	242

	$(233)	$(20,264)

Weighted-average common shares outstanding	85,836	44,366

Basic loss per share from continuing operations attributable to Ferro Corporation common shareholders	$—	$(0.46)

Diluted loss per share computation:
Net loss attributable to Ferro Corporation common shareholders	$(233)	$(20,506)
Adjustment for loss from discontinued operations	—	242
Plus: Convertible preferred stock	—	—

	$(233)	$(20,264)

Weighted-average common shares outstanding	85,836	44,366
Assumed exercise of stock options	—	—
Assumed satisfaction of deferred stock unit conditions	—	—
Assumed satisfaction of restricted share conditions	—	—
Assumed conversion of convertible notes	—	—
Assumed conversion of convertible preferred stock	—	—

Weighted-average diluted shares outstanding	85,836	44,366

Diluted loss per share from continuing operations attributable to Ferro Corporation common shareholders	$—	$(0.46)

14. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net loss	$(812)	$(19,971)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(11,010)	(17,664)
Postretirement benefit liabilities	168	1,817
Raw material commodity swaps	(107)	424
Interest rate swaps	724	406

Total comprehensive loss	(11,037)	(34,988)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(743)	388

Comprehensive loss attributable to Ferro Corporation	$(10,294)	$(35,376)

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
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We measure segment income for internal reporting purposes as income from continuing operations before unallocated corporate expenses, impairment charges, restructuring charges, other expense (income) items, such as interest expense, and income tax expense. Unallocated corporate expenses primarily consist of corporate employment costs and professional services.
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Electronic Materials	$147,233	$82,489
Performance Coatings	128,191	108,588
Color and Glass Performance Materials	99,332	67,416
Polymer Additives	74,476	59,447
Specialty Plastics	38,373	34,859
Pharmaceuticals	5,260	5,010

Total net sales	$492,865	$357,809

Each segment’s income (loss) and reconciliations to income (loss) before taxes from continuing operations follow:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Electronic Materials	$28,482	$2,417
Performance Coatings	9,482	(599)
Color and Glass Performance Materials	7,283	(2,455)
Polymer Additives	3,991	1,889
Specialty Plastics	1,819	1,462
Pharmaceuticals	125	113

Total segment income	51,182	2,827
Unallocated corporate expenses	15,196	15,709
Impairment charges	2,202	—
Restructuring charges	11,130	1,398
Interest expense	12,911	11,174
Other expense, net	1,966	2,094

Income (loss) before income taxes from continuing operations	$7,777	$(27,548)

16. Subsequent Event
On April 20, 2010, we announced additional European restructuring initiatives that would discontinue manufacturing of plastics products in Rotterdam, Netherlands. This action represents an additional step in consolidation of European plastics production into our manufacturing site in Almazora, Spain. The consolidation will result in a staffing reduction of approximately 44 positions in manufacturing and supporting functions. Operations will be concluded at the site during the quarter ended June 30, 2010.
We expect to record charges of approximately $6 million in the three-months ended June 30, 2010, related to the costs of the restructuring. The charges include approximately $6 million in severance costs, $2 million in site environmental remediation activities and other charges of $1 million, partially offset by a pension curtailment gain of approximately $3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Customer demand improved in the first quarter as worldwide markets continued a gradual recovery from the economic downturn in 2009. Demand has improved sequentially in each quarter since the low point experienced during the first quarter of 2009, but remains below the peak levels of mid-2008.
Net sales increased by 38% in the three months ended March 31, 2010, compared with the prior-year period. The primary driver of the increased sales was higher sales volume, including increased volume of precious metals. Increased sales volume contributed approximately 23 percentage points of the increased sales. Changes in product mix and prices contributed an additional 12 percentage points to the sales increase, while changes in foreign currency exchange rates increased sales by approximately 3 percentage points. Compared to the prior-year quarter, sales increased in each segment.
Raw material costs, in aggregate, increased slightly in the first quarter compared with costs in the prior-year period. Changes in product pricing offset the increased raw materials costs.
Selling, general and administrative (“SG&A”) expense increased compared with the prior-year period, primarily as a result of the resumption of incentive compensation expense and higher special charges, partially offset by reduced staffing.
An asset impairment charge was recorded in the 2010 first quarter related to a change in the fair value of property at a manufacturing site involved in our restructuring activities.
Restructuring expenses increased, primarily as a result of manufacturing consolidation initiatives in Europe, including projects that will result in the closing of plants in Portugal and France. Restructuring expenses are expected to continue during 2010 as we complete a number of projects that are intended to lower manufacturing costs and reduce SG&A expense.
Interest expense increased in the three months ended March 31, 2010, compared with the first three months of 2009. During the quarter, higher average interest rates were largely offset by lower average borrowings. Increased amortization of fees and discounts was a primary contributor to the higher interest expense.
Compared to the prior-year period, we recorded a reduced loss from continuing operations in the first quarter of 2010 largely as a result of increased gross profit, partially offset by higher restructuring and impairment charges, increased SG&A expense, higher interest expense, and higher income tax expense.
Outlook
Customer demand has gradually improved since early 2009, and our net sales and manufacturing volume have increased from their low point in the first quarter of 2009. Demand for our products is expected to improve in 2010 compared with 2009, leading to an increase in net sales. It is expected that sales will be higher in the first half of 2010 than in the second half, consistent with our normal historical patterns.
We expect to record restructuring charges associated with our current and future restructuring programs, including programs funded by our 2009 equity offering. The restructuring programs are intended to further rationalize our manufacturing operations in Europe, align our worldwide operations to the current customer demand, and lower our selling, general and administrative expense. We expect the lower cost and expense will further reduce our fixed costs and improve profitability, assuming a fixed sales level and product mix.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
Comparison of the three months ended March 31, 2010 and 2009

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$492,865	$357,809	$135,056	37.7%
Cost of sales	385,931	302,563	83,368	27.6%

Gross profit	106,934	55,246	51,688	93.6%
Gross profit percentage	21.7%	15.4%
Selling, general and administrative expenses	70,948	68,128	2,820	4.1%
Impairment charges	2,202	—	2,202	—
Restructuring charges	11,130	1,398	9,732	696.1%
Other expense (income):
Interest expense	12,911	11,174	1,737	15.5%
Interest earned	(331)	(268)	(63)	23.5%
Foreign currency losses, net	3,548	1,829	1,719	94.0%
Miscellaneous (income) expense, net	(1,251)	533	(1,784)	(334.7%)

Income (loss) before income taxes	7,777	(27,548)	35,325	(128.2%)
Income tax expense (benefit)	8,589	(7,819)	16,408	(209.8%)

Loss from continuing operations	(812)	(19,729)	18,917	(95.9%)
Loss on disposal of discontinued operations, net of income taxes	—	(242)	242	(100.0%)

Net loss	$(812)	$(19,971)	$19,159	(95.9%)

Diluted loss per share	$—	$(0.46)	$0.46	(100.0%)

Net sales increased by 38% in the three months ended March 31, 2010, as customer demand partially recovered following the worldwide economic downturn in 2009. Increased sales volume compared to the prior-year period was the primary driver of the increased net sales, accounting for 23 percentage points of the overall increase. Changes in product prices and mix accounted for approximately 12 percentage points of the increased sales. In addition, changes in foreign currency exchange rates contributed approximately 3 percentage points to the sales growth. The changes in sales volume, product mix and prices include the effects of increased sales of precious metals. Higher precious metal sales contributed approximately 12 percentage points to the overall sales increase during the quarter.
Gross profit increased as a result of the higher net sales and due to cost reduction actions taken during prior periods, including staffing reductions, plant closures and restructuring actions. As a result, gross profit percentage increased to 21.7% from 15.4% in the first quarter of 2009. Charges, primarily accelerated depreciation related to manufacturing rationalization activities, reduced gross profit by approximately $1.6 million during the first three months of 2010.
Selling, general and administrative (“SG&A”) expense increased by $2.8 million in the first three months of 2010 compared with the first quarter of 2009. SG&A expense was 14.4% of sales, down from 19.0% of sales in the prior-year period. The increase was largely due to a resumption of performance-based incentive compensation accruals in 2010, compared with no incentive compensation expense in the first quarter of 2009, and higher special charges. SG&A expense in the first three months of 2010 included charges of $2.4 million primarily related to severance charges related to staffing reductions and corporate development activities. SG&A expense in the first quarter of 2009 included charges of $1.3 million, primarily from corporate development activities and expenses related to manufacturing rationalization activities.

An asset impairment charge of $2.2 million was recorded in the three months ended March 31, 2010, related to a reduction in fair value of property at our manufacturing site in Limoges, France.
Restructuring charges increased by $9.7 million in the first quarter of 2010 compared with the prior year period. Manufacturing consolidation projects in Portugal and France were the primary contributors to the restructuring charges in the quarter. Both of these projects will result in closing manufacturing sites and consolidating production to our existing facilities in Spain. The restructuring charges for the quarter include $10.3 million in employee severance costs and $0.8 million in other restructuring costs.
Interest expense increased by $1.7 million in the three months ended March 31, 2010, compared with the first three months of 2009. During the quarter, higher average interest rates were largely offset by lower average borrowings. Increased amortization of fees and discounts was a driver of the higher interest expense in the first three months of 2010.
We manage currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period. Foreign currency translation losses in the first three months of 2010 included a write-down of approximately $2.6 million related to receivables affected by a devaluation of the Venezuelan currency.
During the first quarter of 2010, we recognized income tax expense of $8.6 million, or 110% of pre-tax income. In the prior-year period, we recorded an income tax benefit of $7.8 million, or 28% of the pre-tax loss. The increase in the effective tax rate primarily resulted from not recognizing a $4.2 million benefit on losses incurred in the Netherlands and Portugal as a consequence of full valuation allowances in both jurisdictions and a $1.5 million tax charge for the elimination of future tax deductions related to Medicare Part D subsidies as a result of The Patient Protection and Affordable Care Act signed into law in the U.S. during the first quarter of 2010.
Compared with the first quarter of 2009, we recorded a reduced loss from continuing operations in the first three months of 2010, primarily as a result of higher gross profits, partially offset by increased restructuring and impairment charges, higher SG&A expense, increased interest expense, and increased income tax expense.

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$147,233	$82,489	$64,744	78.5%
Performance Coatings	128,191	108,588	19,603	18.1%
Color and Glass Performance Materials	99,332	67,416	31,916	47.3%
Polymer Additives	74,476	59,447	15,029	25.3%
Specialty Plastics	38,373	34,859	3,514	10.1%
Pharmaceuticals	5,260	5,010	250	5.0%

Total segment sales	$492,865	$357,809	$135,056	37.7%

Segment Operating Income (Loss)
Electronic Materials	$28,482	$2,417	$26,065	1,078.4%
Performance Coatings	9,482	(599)	10,081	NM
Color and Glass Performance Materials	7,283	(2,455)	9,738	NM
Polymer Additives	3,991	1,889	2,102	111.3%
Specialty Plastics	1,819	1,462	357	24.4%
Pharmaceuticals	125	113	12	10.6%

Total segment operating income	$51,182	$2,827	$48,355	1,710.5%

NM — Not meaningful

Electronic Materials Segment Results. Sales increased in Electronic Materials in all product areas, including conductive pastes and powders. Higher sales volume contributed approximately $38 million of the sales growth, and changes in product mix and prices accounted for an additional $26 million in increased sales. Changes in foreign currency exchange rates contributed an additional $1 million to the overall sales increase. An increase in precious metal sales of $41 million, reflecting changes in both volume and pricing, contributed to the overall sales increase. The costs of precious metals are generally passed through to our customers with minimal gross profit contribution. Sales increased in all three principal markets for our electronic material products: Asia-Pacific, the United States and Europe. Operating income increased due to a $25 million increase in gross profit and a $1 million decline in SG&A expense. The increase in gross profit was principally due to higher sales volume.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher sales volume, as well as changes in product prices and improved product mix. Higher sales volume accounted for approximately $12 million of the increased in sales. Changes in product prices and mix were responsible for an additional $6 million of the sales increase. Changes in foreign currency exchange rates increased sales by approximately $1 million. Sales increased in all regions compared with the prior-year quarter. Operating profit increased due to an increase of $12 million in gross profit, driven by increased sales volume and changes in product pricing and mix. Partially offsetting the improved gross profit was an increase of $2.4 million in SG&A expense, compared with the prior-year quarter.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials primarily as a result of increased sales volume. Increased sales volume was responsible for approximately $20 million of the higher sales. Changes in product prices and mix contributed an additional $10 million to the sales increase, and changes in foreign exchange rates accounted for approximately $2 million of the increase in sales. Sales increased in all regions. Operating income increased due to an $11 million increase in gross profit, partially offset by a $1 million increase in SG&A expense. The increase in gross profit was driven by the positive effects of higher sales volume.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher sales volume. Increased sales volume accounted for approximately $15 million of the higher sales, offset by changes in product prices and mix that reduced sales by approximately $1 million. Changes in foreign currency exchange rates contributed an additional $1 million to the sales increase. The sales increase was primarily in the United States and Europe, the principal markets for our polymer additives products. Operating income increased due to an increase of approximately $1 million in gross profit and a $1 million reduction in SG&A expense, compared to the prior-year quarter. The increase in gross profit was primarily the result of increased sales volume, and the lower SG&A expense was driven by staffing reductions accomplished in prior periods.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily due to increased sales volume. Increased sales volume accounted for approximately $2 million in increased sales and changes in foreign currency exchange rates were responsible for an additional $1 million in sales. Changes in product mix and prices contributed an additional $1 million to the increased sales. Sales increased in the United States and Europe. Operating income increased as a result of a $1 million reduction in SG&A expense, partially offset by a $0.6 million decline in gross profit. The reduction in SG&A expense was driven by reduced staffing.
Pharmaceuticals Segment Results. Sales were nearly unchanged in Pharmaceuticals. Operating profit also was nearly unchanged for the quarter.

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$240,487	$170,054	$70,433	41.4%
International	252,378	187,755	64,623	34.4%

Total	$492,865	$357,809	$135,056	37.7%

Sales of products from all regions increased during the first three months of 2010 as customer demand improved from the depressed levels recorded in the first quarter of 2009. In the 2010 first quarter, sales in the United States were 49% of total sales, compared with 48% in the first quarter of 2009. The increase in international sales was driven by higher sales in Europe, Asia-Pacific and Latin America. Sales in Asia-Pacific grew at the fastest rate. Sales recorded in each region include products exported to customers that are located in other regions.

Summary of Cash Flows for the three months ended March 31, 2010 and 2009

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$7,604	$(77,539)	$85,143	(109.8%)
Net cash used for investing activities	(8,154)	(2,576)	(5,578)	216.5%
Net cash (used for) provided by financing activities	(194)	85,201	(85,395)	(100.2%)
Effect of exchange rate changes on cash and cash equivalents	(69)	(206)	137	(66.5%)

(Decrease) increase in cash and cash equivalents	$(813)	$4,880	$(5,693)	(116.7%)

Cash flows from operating activities increased by $85.1 million in the first three months of 2010 compared with the prior-year period. Year-over-year cash flows from operating activities increased $92.2 million due to changes in accounts payable, $71.0 million primarily due to funding requirements in 2009 for precious metal deposits, and $19.2 million due to higher net income. Partially offsetting these effects, year-over-year cash flows from operating activities decreased $65.0 million due to changes in inventories and $56.1 million due to changes in accounts and trade notes receivable. Accounts payable, inventories, and accounts and trade notes receivable increased in the first three months of 2010 in response to improved customer demand as worldwide markets continued to recover from the economic downturn in 2009.
Cash flows from investing activities decreased $5.6 million in the first three months of 2010 compared with the prior-year period. Capital expenditures increased to $8.6 million in the first quarter of 2010 from $2.6 million in the first quarter of 2009, when capital spending was tightly controlled due to the economic downturn.
Cash flows from financing activities decreased $85.4 million in the first three months of 2010 compared with the prior-year period. In the first quarter of 2009, borrowings under our revolving credit facility increased by $92.7 million, while debt issuance costs related to an amendment of our revolving credit and term loan facility were $8.1 million.
Capital Resources and Liquidity
Off Balance Sheet Arrangements
International Receivable Sales Programs. We maintain several international programs to sell trade accounts receivable to financial institutions. Ferro had received net proceeds under the international programs of $8.7 million at March 31, 2010, and $10.3 million at December 31, 2009, for outstanding receivables.
Liquidity Requirements
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under replacement credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first quarter of 2010, cash flows from operating activities were generally sufficient to fund our investing activities, primarily capital expenditures for property plant and equipment. We had $224.5 million at March 31, 2010, and $202.4 million at December 31, 2009, available under various credit facilities, primarily our revolving credit facility. To enhance liquidity, we have taken actions that include a variety of restructuring activities and suspension of dividend payments on our common stock.

Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. The credit shortage in the global capital markets has not prohibited us from accessing the capital markets, but it has increased our cost of borrowing. We issued the 6.50% Convertible Senior Notes in the third quarter of 2008, amended our Revolving Credit and Term Loan Facility in the first and fourth quarters of 2009, replaced our expiring asset securitization facility in the second quarter of 2009, and sold 41 million shares of common stock in the fourth quarter of 2009. In addition, financial market conditions and access to credit has improved over the last several quarters, evidenced by the number of financing transactions consummated in the credit markets and the pricing of these offerings.
We may from time to time seek to retire or repurchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Critical Accounting Policies and Their Application
There are no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Risk Factors
Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

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
The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$1,150	$1,170
Fixed-rate debt:
Carrying amount	161,200	161,050
Fair value	171,136	160,275
Change in fair value from 1% increase in interest rate	(4,922)	(4,814)
Change in fair value from 1% decrease in interest rate	5,104	5,000
Interest rate swaps:
Notional amount	150,000	150,000
Carrying amount and fair value	(8,393)	(9,516)
Change in fair value from 1% increase in interest rate	1,878	2,226
Change in fair value from 1% decrease in interest rate	(1,905)	(2,263)
Foreign currency forward contracts:
Notional amount	200,139	178,922
Carrying amount and fair value	1,410	723
Change in fair value from 10% appreciation of U.S. dollar	7,202	5,571
Change in fair value from 10% depreciation of U.S. dollar	(8,802)	(6,809)

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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
During the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are various other lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, our senior credit facility prohibits us from paying dividends on our common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the attached Exhibit Index are the exhibits required by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)
Date: April 27, 2010
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2010
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