Form 10-Q
period 2010-06-30
FERRO CORP
filed 2010-07-26
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At June 30, 2010, there were 86,129,962 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands,
	except per share amounts)
Net sales	$543,485	$399,277	$1,036,350	$757,086
Cost of sales	421,155	334,048	807,086	636,611

Gross profit	122,330	65,229	229,264	120,475
Selling, general and administrative expenses	69,852	62,480	140,800	130,608
Impairment charges	—	—	2,202	—
Restructuring charges	21,205	(309)	32,335	1,089
Other expense (income):
Interest expense	13,766	17,190	26,677	28,364
Interest earned	(133)	(205)	(464)	(473)
Foreign currency (gains) losses, net	(302)	1,100	3,246	2,929
Miscellaneous (income) expense, net	(3,571)	321	(4,822)	854

Income (loss) before income taxes	21,513	(15,348)	29,290	(42,896)
Income tax expense (benefit)	13,919	(4,276)	22,508	(12,095)

Income (loss) from continuing operations	7,594	(11,072)	6,782	(30,801)
Loss on disposal of discontinued operations, net of income taxes	—	(116)	—	(358)

Net income (loss)	7,594	(11,188)	6,782	(31,159)
Less: Net income (loss) attributable to noncontrolling interests	494	620	(250)	984

Net income (loss) attributable to Ferro Corporation	7,100	(11,808)	7,032	(32,143)
Dividends on preferred stock	(165)	(199)	(330)	(370)

Net income (loss) attributable to Ferro Corporation common shareholders	$6,935	$(12,007)	$6,702	$(32,513)

Amounts attributable to Ferro Corporation:
Income (loss) from continuing operations, net of tax	$7,100	$(11,692)	$7,032	$(31,785)
Loss from discontinued operations, net of tax	—	(116)	—	(358)

	$7,100	$(11,808)	$7,032	$(32,143)

Per common share data
Basic and diluted income (loss) attributable to Ferro Corporation common shareholders:
From continuing operations	$0.08	$(0.27)	$0.08	$(0.72)
From discontinued operations	—	—	—	(0.01)

	$0.08	$(0.27)	$0.08	$(0.73)

Cash dividends declared	$—	$—	$—	$0.01
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$29,732	$18,507
Accounts and trade notes receivable, net	320,711	285,638
Inventories	197,788	180,700
Deposits for precious metals	55,808	112,434
Deferred income taxes	19,277	19,618
Other receivables	39,460	27,795
Other current assets	6,416	7,180

Total current assets	669,192	651,872
Other assets
Property, plant and equipment, net	384,940	432,405
Goodwill	216,326	221,044
Amortizable intangible assets, net	12,443	10,610
Deferred income taxes	132,249	133,705
Other non-current assets	66,277	76,719

Total assets	$1,481,427	$1,526,355

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$5,066	$24,737
Accounts payable	206,172	196,038
Income taxes	21,937	7,241
Accrued payrolls	30,581	20,894
Accrued expenses and other current liabilities	92,940	72,039

Total current liabilities	356,696	320,949
Other liabilities
Long-term debt, less current portion	347,707	398,720
Postretirement and pension liabilities	198,606	203,743
Deferred income taxes	1,286	1,124
Other non-current liabilities	26,342	31,897

Total liabilities	930,637	956,433
Series A convertible preferred stock (approximates redemption value)	9,427	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	93,436
Paid-in capital	330,388	331,376
Retained earnings	363,830	357,128
Accumulated other comprehensive loss	(87,085)	(60,147)
Common shares in treasury, at cost	(168,729)	(171,567)

Total Ferro Corporation shareholders’ equity	531,840	550,226
Noncontrolling interests	9,523	10,269

Total equity	541,363	560,495

Total liabilities and equity	$1,481,427	$1,526,355

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss)

	Ferro Corporation Shareholders
						Accumulated
						Other
	Common Shares					Comprehensive	Non-
	in Treasury		Common	Paid-in	Retained	Income	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(32,143)		984	(31,159)
Other comprehensive income (loss), net of tax:
Foreign currency translation						4,977	(4)	4,973
Postretirement benefit liabilities						661		661
Raw material commodity swaps						559		559
Interest rate swaps						2,125		2,125

Total comprehensive loss								(22,841)
Cash dividends:
Common					(437)			(437)
Preferred					(199)			(199)
Income tax benefit				1				1
Stock-based compensation transactions	(1,059)	25,586		(22,295)				3,291
Distributions to noncontrolling interests							(1,275)	(1,275)

Balances at June 30, 2009	7,373	$(171,938)	$52,323	$156,126	$368,407	$(90,114)	$9,460	$324,264

Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495
Net income (loss)					7,032		(250)	6,782
Other comprehensive income (loss), net of tax:
Foreign currency translation						(25,726)	31	(25,695)
Postretirement benefit liabilities						(3,035)		(3,035)
Raw material commodity swaps						(107)		(107)
Interest rate swaps						1,930		1,930

Total comprehensive loss								(20,125)
Cash dividends:
Preferred					(330)			(330)
Stock-based compensation transactions	(70)	2,838		(988)				1,850
Distributions to noncontrolling interests							(527)	(527)

Balances at June 30, 2010	7,305	$(168,729)	$93,436	$330,388	$363,830	$(87,085)	$9,523	$541,363

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used for) operating activities	$91,772	$(40,486)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(16,298)	(22,969)
Proceeds from business combination	5,887	—
Proceeds from sale of assets	317	72

Net cash used for investing activities	(10,094)	(22,897)
Cash flows from financing activities
Net (repayments) borrowings under loans payable	(18,787)	28,945
Proceeds from revolving credit facility	205,140	434,624
Principal payments on revolving credit facility	(206,840)	(384,727)
Principal payments on term loan facility	(50,000)	(1,525)
Debt issue costs	—	(9,367)
Cash dividends paid	(330)	(636)
Other financing activities	974	2,135

Net cash (used for) provided by financing activities	(69,843)	69,449
Effect of exchange rate changes on cash and cash equivalents	(610)	1,235

Increase in cash and cash equivalents	11,225	7,301
Cash and cash equivalents at beginning of period	18,507	10,191

Cash and cash equivalents at end of period	$29,732	$17,492

Cash paid during the period for:
Interest	$20,766	$25,792
Income taxes	$9,830	$5,635
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and six months ended June 30, 2010, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Accounting Standards Adopted in the Six Months Ended June 30, 2010
On January 1, 2010, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, (“ASU 2009-16”), which is codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 860, Transfers and Servicing. This pronouncement provides guidance for derecognition of transferred financial assets. Adoption of ASU 2009-16 had no effect on our consolidated financial statements.
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
On January 1, 2010, we adopted most of the provisions of ASU 2010-06, Improving Disclosures About Fair Value Measurements, (“ASU 2010-06”), which is codified in ASC Topic 820, Fair Value Measurements, and Topic 715, Compensation — Retirement Benefits. The remaining provisions will be effective for our fiscal year that begins January 1, 2011. This pronouncement expands disclosures about fair value measurements. Adoption of ASU 2010-06 did not and will not have a material effect on our consolidated financial statements.
3. Newly Issued Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements.

4. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Raw materials	$64,810	$54,481
Work in process	40,240	37,449
Finished goods	92,738	88,770

Total	$197,788	$180,700

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.3 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals program of $63.9 million at June 30, 2010, and $101.4 million at December 31, 2009, measured at fair value based on market prices for identical assets. In 2009, several participants in our precious metals program renewed their requirement for us to deliver cash collateral to secure our obligations arising under the consignment agreements. We had delivered $55.8 million at June 30, 2010, and $112.4 million at December 31, 2009, in cash collateral to those financial institutions.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $629.4 million at June 30, 2010, and $643.9 million at December 31, 2009. Unpaid capital expenditure liabilities, which are noncash investing activities, were $6.1 million at June 30, 2010, and $9.3 million at June 30, 2009.
In the first quarter of 2010, we discontinued manufacturing activities at our Limoges, France, plant, which indicated a possible impairment of the plant’s real estate assets. We estimated the fair value of these assets at $4.0 million based upon a third-party purchase offer (a Level 3 measurement within the fair value hierarchy) and recorded $2.2 million of impairment charges.
In the second quarter of 2010, we initiated restructuring activities at our Uden, Netherlands, facility. The restructuring action and planned closure of this facility triggered an impairment of the carrying values of the facility’s property, plant and equipment. We estimated the fair value of these assets primarily based on third-party appraisals (a Level 3 measurement within the fair value hierarchy) and recorded an impairment of $2.3 million as part of the restructuring charges.
6. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Loans payable to banks	$4,230	$5,891
Accounts receivable asset securitization program	—	17,762
Current portion of long-term debt	836	1,084

Total	$5,066	$24,737

Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes, net of unamortized discounts	$158,745	$156,896
Revolving credit facility	—	1,700
Term loan facility	181,385	231,385
Capitalized lease obligations	5,374	5,669
Other notes	3,039	4,154

	348,543	399,804
Less current portion	(836)	(1,084)

Total	$347,707	$398,720

In June 2010, we made an early principal payment of $50 million on our outstanding term loans and wrote off $1.5 million of related unamortized fees.
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In June 2010, we extended the maturity of that facility until May 2011. We maintain several international programs to sell trade accounts receivable to financial institutions. Ferro had received net proceeds under the international programs of $2.6 million at June 30, 2010, and $10.3 million at December 31, 2009, for outstanding receivables.
7. Financial Instruments
The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:
•	Cash and cash equivalents;
•	Notes receivable;
•	Deposits;
•	Miscellaneous receivables; and
•	Short-term loans payable to banks.
Long-term Debt
The following financial instruments are measured at fair value for disclosure purposes:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
$172.5 million 6.50% Convertible Senior Notes	$158,745	$164,608	$156,896	$157,191
Revolving credit facility	—	—	1,700	1,747
Term loan facility	181,385	185,910	231,385	237,047
Other notes	3,039	2,256	4,154	3,084
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
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed rate through June 2011. These swaps are designated and qualify as cash flow hedges. The fair value of these swaps is based on the present value of expected future cash flows, which reflects assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. The estimated net amount of existing losses at June 30, 2010, that is expected to be recognized in earnings within the next twelve months is $6.5 million.
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $170.4 million at June 30, 2010, and $178.9 million at December 31, 2009.
The following table presents the fair value of derivative instruments on our consolidated balance sheets:

	June 30,	December 31,
	2010	2009	Balance Sheet Location
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	$(6,527)	$(9,516)	Other non-current liabilities

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$4,650	$899	Other receivables

Liability derivatives:
Foreign currency forward contracts	$(571)	$(176)	Other receivables

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The classifications within the fair value hierarchy of these financial instruments were as follows:

	June 30, 2010				December 31,
	Level 1	Level 2	Level 3	Total	2009
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$—	4,079	$—	$4,079	$723

Liabilities
Interest rate swaps	$—	$(6,527)	$—	$(6,527)	$(9,516)

The following table presents the effect of derivative instruments on our consolidated financial performance for the six months ended June 30:

			Amount of Loss
	Amount of (Loss) Gain		Reclassified from AOCI		Location of Gain (Loss)
	Recognized in OCI		into Income		Reclassified from
	2010	2009	2010	2009	AOCI into Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(996)	$119	$(3,985)	$(3,180)	Interest expense

	Amount of Gain (Loss)
	Recognized in Income
	2010	2009	Location of Gain (Loss) in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$14,684	$(4,089)	Foreign currency losses, net

8. Income Taxes
Income tax expense for the six months ended June 30, 2010, was $22.5 million, or 76.9% of pre-tax income. In the prior-year period, we recorded an income tax benefit of $12.1 million, or 28.2% of pre-tax loss. The increase in the effective tax rate resulted primarily from a $1.5 million tax charge for the elimination of future tax deductions related to Medicare Part D subsidies as a result of The Patient Protection and Affordable Care Act signed into law in the U.S. during the first quarter of 2010, a charge of $1.8 million for valuation allowances recorded in the current quarter on deferred assets in Italy, and not recognizing a $9.0 million tax benefit on current losses incurred in jurisdictions with full valuation allowances. Going forward we will continue to monitor both positive and negative evidence in determining whether valuation allowances need to be established or released.

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
10. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$7	$8	$834	$1,045	$—	$3
Interest cost	5,156	5,236	2,517	2,612	607	720
Expected return on plan assets	(4,491)	(3,864)	(1,759)	(1,751)	—	—
Amortization of prior service cost	24	25	(121)	(101)	(399)	(437)
Net amortization and deferral	3,456	3,845	193	260	(43)	—
Curtailment and settlement effects	—	—	(3,839)	—	—	—

Net periodic benefit cost	$4,152	$5,250	$(2,175)	$2,065	$165	$286

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$14	$15	$1,716	$2,048	$—	$7
Interest cost	10,312	10,472	5,252	5,096	1,214	1,439
Expected return on plan assets	(8,982)	(7,727)	(3,658)	(3,413)	—	—
Amortization of prior service cost	48	49	(253)	(198)	(798)	(874)
Net amortization and deferral	6,912	7,690	340	506	(86)	—
Curtailment and settlement effects	—	—	(4,565)	—	—	—

Net periodic benefit cost	$8,304	$10,499	$(1,168)	$4,039	$330	$572

In the second quarter of 2010, we recognized a $2.5 million curtailment gain related to our restructuring activities in the Netherlands, a $1.5 million settlement gain related to our restructuring activities in France, and a $0.2 million settlement loss related to the transfer of some pension obligations to another company in Germany. In the first quarter of 2010, we recognized a $0.7 million settlement gain due to the transfer of some pension obligations and related assets to a defined contribution plan in Japan. In addition, the improvement through December 2009 in the valuation of pension investments increased the amount of our expected return on plan assets and lowered the amount of amortization of our unrecognized net actuarial losses.

11. Stock-Based Compensation
On April 30, 2010, our shareholders approved the 2010 Long-Term Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 26, 2010, subject to such approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors and aligning their interests with those of its shareholders. The Plan reserves 5,000,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common-stock-based awards, and dividend equivalent rights. As of June 30, 2010, no grants had been made under the Plan.
The 2006 Long-Term Incentive Plan (the “Previous Plan”) was replaced by the Plan, and no future grants may be made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.
The stock-based compensation transactions in equity consisted of the following for the six months ended June 30, 2010:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	(16)	$422	$570
Deferred stock units	(34)	832	(554)
Restricted shares	(131)	3,232	(2,792)
Performance shares, net	111	(995)	1,135
Directors’ deferred compensation	—	(653)	653
Preferred stock conversions	—	—	—

Total	(70)	$2,838	$(988)

12. Restructuring and Cost Reduction Programs
During the first half of 2010, we continued several restructuring programs and initiated new programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. The programs are primarily associated with our European operations. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.
To date, we have made substantial progress on the restructuring activities, including exiting manufacturing facilities and eliminating positions. For the six months ended June 30, 2010 and 2009, total charges resulting from these activities were $34.2 million and $4.8 million, respectively, of which $1.9 million and $3.7 million, respectively, were recorded in cost of sales as they relate to accelerated depreciation of assets to be disposed, and the remaining $32.3 million and $1.1 million, respectively, were reported as restructuring charges.

The following restructuring programs had significant activities in the first half of 2010:
Restructuring Program in Limoges, France
In the first quarter of 2010, we discontinued manufacturing activities at our Color & Glass Performance Materials facility in Limoges, France. We expect the restructuring action will be completed by the end of 2010, at which time the Limoges site will be closed.
As previously disclosed, we expect to eliminate approximately 125 positions as a result of this restructuring. We expect to record pre-tax charges of approximately $29 million related to the actions. The expected charges include approximately $18 million for employee severance, approximately $7 million in site cleanup and other costs, and approximately $4 million in asset write-offs.
As of December 31, 2009, we had eliminated 55 employee positions. We had incurred approximately $9.3 million in total charges, including $0.6 million related to accelerated depreciation of assets to be disposed, $6.9 million for employee severances, and $1.8 million in other related costs.
During the six months ended June 30, 2010, we eliminated 46 additional employee positions. We incurred approximately $11.6 million in total charges, including $1.2 million related to accelerated depreciation of assets to be disposed. The remaining $10.4 million, including $10.9 million for employee severances and $0.9 million in other exit costs, partially offset by a $1.4 million pension settlement credit, was reported as restructuring charges.
Restructuring Program in Castanheira do Ribatejo, Portugal
In March 2010, we initiated restructuring activities at Castanheira do Ribatejo facility in Portugal. We plan to discontinue by the end of 2010 manufacturing operations for our Color & Glass Performance Materials and Specialty Plastics businesses located at this facility. Certain production capacity will be transferred to other European locations.
As a result of these restructuring actions, we expect to eliminate approximately 126 positions. We expect to record pre-tax charges of approximately $14 million related to the actions. The expected charges include approximately $8 million for employee severance, approximately $2 million in site cleanup and other costs, and approximately $4 million in asset write-offs.
During the six months ended June 30, 2010, we eliminated 33 employee positions. We incurred approximately $7.5 million in total charges, of which $0.2 million was recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed. The remaining $7.3 million, including $6.8 million for employee severance and $0.5 million in other costs, was reported as restructuring charges.

Restructuring Program in Rotterdam, Netherlands
In April 2010, we initiated additional restructuring actions to reduce costs related to the Company’s European Specialty Plastics manufacturing. As a result of this action, plastics manufacturing in Rotterdam, Netherlands, will be consolidated into our existing operations in Almazora, Spain, and the Rotterdam plant will be closed.
As a result of these restructuring actions, we expect to eliminate approximately 44 positions. We expect to record pre-tax charges of approximately $6 million related to the actions. The expected charges include approximately $6 million for employee severance and approximately $3 million in site cleanup and other exit costs, partially offset by a pension curtailment gain of approximately $3 million.
During the six months ended June 30, 2010, we eliminated 38 employee positions. We incurred approximately $3.3 million in total charges, of which $0.2 million was recorded in cost of sales as it relates to accelerated depreciation of assets to be disposed. The remaining $3.1 million, including $4.9 million for employee severance and $0.6 million in other costs, partially offset by a $2.4 million pension curtailment credit, was reported as restructuring charges.
Restructuring Program in Uden, Netherlands
In May 2010 after consulting with workers’ representatives, we initiated restructuring actions to reduce costs related to the Company’s European dielectrics manufacturing, which is part of our Electronic Materials business. As a result of this action, dielectrics products that are currently manufactured in Uden, Netherlands, will be transferred to other locations, and the Uden plant will be closed.
As a result of these restructuring actions, we expect to eliminate approximately 120 positions. We expect to record pre-tax charges of approximately $13 million related to the actions. The expected charges include approximately $9 million for employee severance and approximately $4 million in site cleanup and other exit costs. The restructuring actions are expected to be completed by the end of 2010.
During the six months ended June 30, 2010, we eliminated 3 employee positions. We incurred approximately $9.8 million in total charges, including $7.4 million for employee severance and $2.4 million in other costs primarily related to asset impairment. These costs were reported as restructuring charges.

The activities and accruals related to our restructuring and cost reduction programs were as follows:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2009	$3,081	$1,518	$—	$4,599
Restructuring charges	31,014	(1,021)	2,342	32,335
Cash payments	(13,125)	(2,321)	—	(15,446)
Currency translation adjustment	(1,096)	(218)	—	(1,314)
Non-cash items	—	3,853	(2,342)	1,511

Balance at June 30, 2010	$19,874	$1,811	$—	$21,685

13. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss)	$7,594	$(11,188)	$6,782	$(31,159)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(14,685)	22,637	(25,695)	4,973
Postretirement benefit liabilities	(3,203)	(1,156)	(3,035)	661
Raw material commodity swaps	—	135	(107)	559
Interest rate swaps	1,206	1,719	1,930	2,125

Total comprehensive (loss) income	(9,088)	12,147	(20,125)	(22,841)
Less: Comprehensive income (loss) attributable to noncontrolling interests	524	592	(219)	980

Comprehensive (loss) income attributable to Ferro Corporation	$(9,612)	$11,555	$(19,906)	$(23,821)

14. Per Share Amounts from Continuing Operations
Details of the calculation of basic and diluted loss per share are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands,
	except per share amounts)
Basic income (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$6,935	$(12,007)	$6,702	$(32,513)
Adjustment for loss from discontinued operations	—	116	—	358

	$6,935	$(11,891)	$6,702	$(32,155)

Weighted-average common shares outstanding	85,783	44,701	85,809	44,533

Basic income (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.08	$(0.27)	$0.08	$(0.72)

Diluted income (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$6,935	$(12,007)	$6,702	$(32,513)
Adjustment for loss from discontinued operations	—	116	—	358
Plus: Convertible preferred stock	—	—	—	—

	$6,935	$(11,891)	$6,702	$(32,155)

Weighted-average common shares outstanding	85,783	44,701	85,809	44,533
Assumed exercise of stock options	212	—	225	—
Assumed satisfaction of deferred stock unit conditions	88	—	71	—
Assumed satisfaction of restricted share conditions	347	—	325	—
Assumed conversion of convertible notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—

Weighted-average diluted shares outstanding	86,430	44,701	86,430	44,533

Diluted income (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.08	$(0.27)	$0.08	$(0.72)

15. Reporting for Segments
The Company has six reportable segments: Electronic Materials, Performance Coatings, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics and Pharmaceuticals. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, because of their similar economic and operating characteristics.
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We measure segment income for internal reporting purposes as income from continuing operations before unallocated corporate expenses, impairment charges, restructuring charges, other expense (income) items such as interest expense, and income tax expense. Unallocated corporate expenses primarily consist of corporate employment costs and professional services.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Electronic Materials	$174,528	$100,570	$321,761	$183,059
Performance Coatings	142,137	117,333	270,328	225,921
Color and Glass Performance Materials	97,697	76,350	197,029	143,766
Polymer Additives	79,664	62,998	154,140	122,445
Specialty Plastics	43,359	36,934	81,732	71,793
Pharmaceuticals	6,100	5,092	11,360	10,102

Total net sales	$543,485	$399,277	$1,036,350	$757,086

Each segment’s income (loss) and reconciliations to income (loss) before taxes from continuing operations follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Electronic Materials	$37,397	$6,387	$65,879	$8,804
Performance Coatings	14,422	6,225	23,904	5,626
Color and Glass Performance Materials	9,982	2,223	17,265	(232)
Polymer Additives	2,836	1,588	6,827	3,477
Specialty Plastics	3,503	2,709	5,322	4,171
Pharmaceuticals	(271)	214	(146)	327

Total segment income	67,869	19,346	119,051	22,173
Unallocated corporate expenses	15,391	16,597	30,587	32,306
Impairment charges	—	—	2,202	—
Restructuring charges	21,205	(309)	32,335	1,089
Interest expense	13,766	17,190	26,677	28,364
Other (income) expense, net	(4,006)	1,216	(2,040)	3,310

Income (loss) before income taxes from continuing operations	$21,513	$(15,348)	$29,290	$(42,896)

16. Business Combination
On April 30, 2010, Ferro Corporation and Heraeus of Hanau, Germany, acquired from each other certain business lines concerning decoration materials for ceramic and glass products. We acquired Heraeus’ ceramic color business, which advances our position in the ceramic colors industry, while Heraeus acquired assets related to our business operations in precious metal preparations and lustres for the decoration of glass, ceramics, porcelain and tiles. Ferro recognized a pre-tax gain of $7.8 million consisting of a $5.6 million gain from remeasuring to fair value the assets transferred to Heraeus and a $5.6 million bargain purchase gain from the fair value of the net assets acquired exceeding the fair value of the consideration transferred, less a $3.4 million write-off of related goodwill. The gain is included in miscellaneous income, net, for the three months ended June 30, 2010.

The following table summarizes the consideration transferred to Heraeus and the amounts of the assets acquired and liabilities assumed at the acquisition date:

(Dollars in
thousands)
Fair value of consideration transferred
Inventories	$1,089
Property, plant and equipment	164
Amortizable intangible assets	5,417

$6,670

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$5,887
Accounts receivable	1,399
Inventories	3,676
Property, plant and equipment	700
Amortizable intangible assets	2,544
Current liabilities	(1,895)

$12,311

The final determination of fair values and certain working capital, pension liability, and net asset adjustments have not been finalized due to the recent closing date, but any adjustments are not expected to be material.
Changes in the Company’s revenues and earnings from this business combination for the three and six months ended June 30, 2010, and changes in the Company’s revenues and earnings as if this business combination had occurred on January 1, 2009, are immaterial.
17. Miscellaneous Income and Expense
For the three and six months ended June 30, 2010, miscellaneous income and expense includes a gain of $7.8 million as a result of a business combination, in which Ferro Corporation and Heraeus acquired from each other certain business lines related to decoration materials for ceramic and glass products, and a charge of $3.5 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Customer demand increased during the 2010 second quarter reflecting a continuing, gradual recovery from the economic downturn in 2009. Demand has improved sequentially in each quarter since the first quarter of 2009.
Net sales increased by 36% in the three months ended June 30, 2010, compared with the prior-year period. The primary driver of the increased sales was higher sales volume, including increased volume of precious metals. Increased sales volume contributed approximately 30 percentage points of the increased sales. Changes in product mix and prices contributed an additional 8 percentage points to the sales increase, while changes in foreign currency exchange rates reduced sales by approximately 2 percentage points. Sales increased in all regions, compared with the prior-year quarter.
Raw material costs, in aggregate, increased by approximately $14 million in the first quarter compared with costs in the second quarter of 2009. Changes in product pricing fully offset the increased raw material costs.
Selling, general and administrative (“SG&A”) expense declined as a percentage of sales from the prior-year quarter while increasing in total dollars. The primary drivers of the increase in SG&A expense were increased incentive compensation accruals and higher special charges that were primarily related to manufacturing rationalization projects. Increased SG&A expense was partially offset by lower compensation and benefit expense due to reduced staffing.
Restructuring charges were $21.2 million for the quarter, compared with a small net benefit in the second quarter of 2009. The charges were primarily the result of restructuring initiatives in Europe, including projects that will result in closing manufacturing operations at sites in the Netherlands and France. Restructuring expenses are expected to continue during 2010 as we complete a number of projects that are intended to lower manufacturing costs and reduce SG&A expense.
Interest expense declined during the second quarter compared with the second quarter of 2009. During the 2010 second quarter, lower average borrowing levels were the primary driver of the lower interest expense with additional contribution from lower average interest rates. These benefits were partially offset by higher amortization of fees and discounts. The 2010 second quarter interest expense also included a noncash write-off of unamortized fees and expenses related to a pay down of $50 million of our term loan debt.
As a part of our miscellaneous income and expense for the second quarter, we recorded a net gain related to a business combination involving the acquisition of a decorative colors business in Germany. In addition, we recorded a charge for an increased reserve for environment remediation costs related to a non-operating facility in Brazil.
We recorded income from continuing operations during the second quarter, compared with a loss from continuing operations in the prior-year period as a result of increased gross profit, a gain on the business combination related to decorative colors and lower interest expense. These improvements were partially offset by higher restructuring charges, increased income tax expense and higher SG&A expense.
Outlook
Demand for our products is expected to improve during 2010 compared with 2009, leading to an increase in net sales for the year. We expect our 2010 quarterly sales to reflect a pattern consistent with our historical seasonality with higher sales in the first half of the year compared with the second half. The reduction in sales in the final six months of the year is normally primarily the result of reduced sales during August in Europe, when the traditional period of vacations reduces customer demand, and reduced sales of building-related materials in the final three months of the year as construction activity declines.
We expect to record restructuring charges associated with our current and future restructuring programs during the remaining months of 2010. The restructuring programs are intended to further rationalize our manufacturing operations in Europe, align our worldwide operations to the current customer demand, and lower our SG&A expense. We expect the resulting lower cost of goods sold and SG&A expense will further reduce our fixed costs and improve profitability, assuming a fixed sales level and a constant product mix.
Subsequent to June 30, 2010, we signed an agreement to purchase a newly constructed manufacturing plant for frits and glazes in Fayoum, Egypt. The acquisition will allow us to cost-effectively serve the growing tile manufacturing market in Egypt, the Middle East and North Africa. The closing of the transaction is subject to governmental approvals and the satisfaction or waiver of other customary closing conditions. Closing is expected in the third quarter of 2010.

Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Comparison of the three months ended June 30, 2010 and 2009

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$543,485	$399,277	$144,208	36.1%
Cost of sales	421,155	334,048	87,107	26.1%

Gross profit	122,330	65,229	57,101	87.5%
Gross profit percentage	22.5%	16.3%
Selling, general and administrative expenses	69,852	62,480	7,372	11.8%
Restructuring charges	21,205	(309)	21,514
Other expense (income):
Interest expense	13,766	17,190	(3,424)
Interest earned	(133)	(205)	72
Foreign currency (gains) losses, net	(302)	1,100	(1,402)
Miscellaneous (income) expense, net	(3,571)	321	(3,892)

Income (loss) before income taxes	21,513	(15,348)	36,861
Income tax expense (benefit)	13,919	(4,276)	18,195

Income (loss) from continuing operations	7,594	(11,072)	18,666
Loss on disposal of discontinued operations, net of income taxes	—	(116)	116

Net income (loss)	$7,594	$(11,188)	$18,782

Diluted income (loss) per share	$0.08	$(0.27)	$0.35

Net sales increased by 36% in the three months ended June 30, 2010, as customer demand continued to recover from the economic downturn in 2009. Increased sales volume compared with the second quarter of 2009 was the primary driver of the increased net sales, accounting for 30 percentage points of the overall sales increase. Changes in product prices and mix accounted for approximately 8 percentage points of the increased sales. In addition, changes in foreign currency exchange rates reduced sales growth by approximately 2 percentage points. The changes in sales volume, product mix and prices include the effects of increased sales of precious metals. Higher precious metal sales contributed approximately 10 percentage points to the overall sales increase in the 2010 second quarter.
Gross profit increased as a result of the higher net sales and due to cost reduction actions taken during prior periods, including staffing reductions, plant closures and restructurings. As a result, gross profit percentage increased to 22.5% from 16.3% in the second quarter of 2009. Charges, including accelerated depreciation and severance costs associated with manufacturing rationalization activities, reduced gross profit by approximately $2.5 million during the 2010 second quarter. Charges primarily related to manufacturing rationalization activities reduced the 2009 second quarter gross profit by approximately $3.7 million.
Selling, general and administrative (“SG&A”) expense increased by $7.4 million in the 2010 second quarter compared with the prior-year period. SG&A expense declined to 12.9% of net sales in the second quarter of 2010, compared with 15.6% of net sales in the second quarter of 2009. An increase in accruals for incentive compensation was a primary driver of the increased SG&A spending. The 2010 second quarter SG&A expense included $5.6 million in special charges, including costs related to expense reduction actions, manufacturing rationalization projects and corporate development expenses. In the 2009 second quarter, SG&A expense included special charges of $3.0 million primarily related to expense reduction initiatives and manufacturing rationalization related charges.

Restructuring charges were $21.2 million in the second quarter compared with a net benefit of $0.3 million in the prior-year period. The primary drivers of the charges were previously announced restructuring projects related to closing a plant in Limoges, France, in our Color and Glass Performance Materials business; closing a dielectrics manufacturing site in Uden, the Netherlands in our Electronic Materials business; and closing a Specialty Plastics manufacturing site in Rotterdam, the Netherlands. Approximately $20.7 million of the second-quarter restructuring charges were related to employee severance costs.
Interest expense declined by $3.4 million during the second quarter, compared with the prior-year period, largely as a result of lower average borrowing levels. Lower average interest rates also contributed to the decline in interest expense. The decrease in interest expense was partially offset by higher amortization of fees and a noncash charge to write off $1.5 million in unamortized fees related to a $50 million pay down of our term loan debt during the 2010 second quarter.
We manage currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period.
As part of our miscellaneous income and expense in the second quarter, we recorded a net pre-tax gain of $7.8 million as a result of a business combination in which Ferro Corporation and Heraeus of Hanau, Germany, acquired from each other certain business lines related to decoration materials for ceramic and glass products. Also included in miscellaneous income and expense for the second quarter was a charge of $3.5 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil.
During the second quarter of 2010, income tax expense was $13.9 million, or 64.7% of pre-tax income. In the prior-year period, we recorded an income tax benefit of $4.3 million, or 28% of the pre-tax loss. The increase in the effective tax rate primarily resulted from a charge of $1.8 million for valuations allowances recorded on deferred tax assets in Italy and not recognizing a $4.8 million tax benefit on current losses incurred in jurisdictions with full valuation allowances.

In the 2010 second quarter we recorded income from continuing operations of $7.6 million, compared with a loss of $11.1 million in the prior-year period. The improved income was primarily the result of higher gross profit, the gain on a business combination related to ceramic colors and reduced interest expense, partly offset by higher restructuring charges, increased SG&A expense and higher income tax expense.

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$174,528	$100,570	$73,958	73.5%
Performance Coatings	142,137	117,333	24,804	21.1%
Color and Glass Performance Materials	97,697	76,350	21,347	28.0%
Polymer Additives	79,664	62,998	16,666	26.5%
Specialty Plastics	43,359	36,934	6,425	17.4%
Pharmaceuticals	6,100	5,092	1,008	19.8%

Total segment sales	$543,485	$399,277	$144,208	36.1%

Segment Operating Income (Loss)
Electronic Materials	$37,397	$6,387	$31,010	485.5%
Performance Coatings	14,422	6,225	8,197	131.7%
Color and Glass Performance Materials	9,982	2,223	7,759	349.0%
Polymer Additives	2,836	1,588	1,248	78.6%
Specialty Plastics	3,503	2,709	794	29.3%
Pharmaceuticals	(271)	214	(485)	NM

Total segment operating income	$67,869	$19,346	$48,523	250.8%

NM — Not meaningful
Electronic Materials Segment Results. Sales increased in Electronic Materials in all product areas, led by higher sales of conductive pastes and powders. Higher sales volume accounted for approximately $57 million of the sales growth, and changes in product mix and prices contributed an additional $17 million in increased sales. An increase of $38 million in precious metal sales, reflecting both volume and pricing, contributed to the overall sales increase. The sales growth was primarily driven by products manufactured in and shipped from the United States. Operating income increased due to a $32 million increase in gross profit that was partially offset by a $1 million increase in SG&A expense. The higher gross profit was largely due to higher sales volume.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of increased sales volume. Higher sales volume contributed approximately $28 million to sales growth in the quarter. Changes in product pricing contributed an additional $2 million to sales growth and changes in foreign currency exchange rates reduced sales by approximately $5 million. Sales increased in all regions. Operating income increased as a result of a $12 million increase in gross profit that was partially offset by a $4 million increase in SG&A expense. The increase in gross profit was primarily the result of increased sales volume and higher prices, partially offset by higher raw material costs.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials due to higher sales volume and changes in product pricing and mix. Increased sales volume accounted for approximately $19 million of the quarterly sales growth and changes in product pricing and mix contributed an additional $5 million to the increased sales. Partially offsetting this growth was a reduction in sales of approximately $3 million due to changes in foreign currency exchange rates. Sales growth occurred in Europe, the United States and Asia-Pacific compared with the prior-year quarter. Operating income increased as a result of a $10 million increase in gross profit resulting from higher sales volume and the benefits of manufacturing restructuring. The increase in gross profit was partially offset by a $2 million increase in SG&A expense. The increase in gross profit was primarily due to the benefits from higher sales volume.

Polymer Additives Segment Results. Sales increased in Polymer Additives as a result of higher sales volume, with additional contributions from product pricing and mix. Increased sales volume contributed approximately $12 million to the sales growth and changes in product pricing and mix accounted for an additional $6 million in growth. Changes in foreign currency exchange rates reduced sales by approximately $2 million. Sales growth was generated primarily from the United States and Europe, the principal markets for our polymer additives products. Operating income increased as a result of a $3 million increase in gross profit that was partially offset by a $2 million increase in SG&A expense. The increase in gross profit was primarily the result of higher sales volume and product pricing, partially offset by higher raw material costs.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics due to both changes in product mix and price as well as increased sales volume. Changes in product pricing and mix increased sales by approximately $4 million and increased sales volume contributed an additional $3 million to the overall growth. Changes in foreign currency exchange rates reduced sales by approximately $1 million. Sales growth was primarily from the United States. Operating income increased as a result of a $0.3 million increase in gross profit and a $0.5 million reduction in SG&A expense.
Pharmaceuticals Segment Results. Sales increased in the Pharmaceuticals business primarily as a result of product mix changes. The business recorded a segment loss compared with income in the prior-year quarter due to a reduction of $0.1 million in gross profit and an increase of $0.4 million in SG&A expense.

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$277,003	$180,963	$96,040	53.1%
International	266,482	218,314	48,168	22.1%

Total	$543,485	$399,277	$144,208	36.1%

Sales growth was recorded in all regions compared with the prior-year quarter. Sales of products increased in the United States, Europe-Middle East-Africa, Asia-Pacific and Latin America. In the 2010 second quarter, sales of products in the United States were 51% of total sales, compared with 45% in the second quarter of 2009. The increase in international sales was driven by higher sales in the Europe-Middle East-North Africa region. Sales recorded in each region include products exported to customers that are located in other regions.

Comparison of the six months ended June 30, 2010 and 2009

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands,
	except per share amounts)
Net sales	$1,036,350	$757,086	$279,264	36.9%
Cost of sales	807,086	636,611	170,475	26.8%

Gross profit	229,264	120,475	108,789	90.3%
Gross profit percentage	22.1%	15.9%
Selling, general and administrative expenses	140,800	130,608	10,192	7.8%
Impairment charges	2,202	—	2,202
Restructuring charges	32,335	1,089	31,246
Other expense (income):
Interest expense	26,677	28,364	(1,687)
Interest earned	(464)	(473)	9
Foreign currency losses, net	3,246	2,929	317
Miscellaneous (income) expense, net	(4,822)	854	(5,676)

Income (loss) before income taxes	29,290	(42,896)	72,186
Income tax expense (benefit)	22,508	(12,095)	34,603

Income (loss) from continuing operations	6,782	(30,801)	37,583
Loss on disposal of discontinued operations, net of income taxes	—	(358)	358

Net income (loss)	$6,782	$(31,159)	$37,941

Diluted income (loss) per share	$0.08	$(0.73)	$0.81

Net sales for the six months ended June 30, 2010, increased by 37% compared with the first half of 2009. The primary driver of the sales growth was increased sales volume, accounting for approximately 26 percentage points of the overall sales increase. Changes in product prices and mix accounted for approximately 10 percentage points of the sales increase. In addition, changes in foreign currency exchange rates added less than one percentage point to sales growth. The changes in sales volume, product mix and prices include the effects of increased sales of precious metals. Higher precious metal sales contributed approximately 11 percentage points to the overall sales increase during the first half of 2010.
Gross profit increased as a result of higher net sales and due to cost reduction actions taken during prior periods, including staffing reductions, plant closures and restructuring actions. As a result, gross profit percentage increased to 22.1% in the 2010 first half, compared with 15.9% in the first six months of 2009. Charges, including accelerated depreciation and severance costs associated with manufacturing rationalization activities, reduced gross profit by approximately $4.2 million during the first half of 2010. Gross profit was reduced by charges of $3.7 million during the first half of 2009, primarily related to accelerated depreciation and other costs of manufacturing rationalization activities.
Selling, general and administrative (“SG&A”) expense increased by $10.2 million in the first half of 2010 compared with the first half of 2009. SG&A expense declined to 13.6% of net sales in the first half, compared with 17.3% in the prior-year period. The primary drivers of increased SG&A expense during the first six months of the year were increased incentive compensation accruals and higher special charges. During the first six months of 2010, $8.0 million in charges were included in SG&A expense, primarily related to severance and other costs related to expense reduction actions, manufacturing rationalization projects, and corporate development activities. During the first half of 2009, SG&A expense included charges of $4.3 million primarily related to expense reduction initiatives and manufacturing rationalization related charges.

An asset impairment charge of $2.2 million was recorded in the six months ended June 30, 2010, related to a reduction in fair value of property at our manufacturing site in Limoges, France. The site is being closed as part of a restructuring initiative.
Restructuring charges increased to $32.3 million during the first half of 2010, driven primarily by the costs of our European manufacturing rationalization. The largest contributors to the charges in the 2010 first half were previously announced restructuring initiatives involving the closure of a plant in France, two manufacturing sites in the Netherlands, and an additional manufacturing location in Portugal. Approximately $31.0 million of the restructuring charges were related to employee severance costs.
Interest expense declined by $1.7 million in the first half of 2010 compared with the prior-year period. The reduction was largely driven by a decline in our average borrowing levels. Higher amortization of fees and discounts offset some of the benefit of lower average borrowings. Interest expense in the first half of 2010 included a $1.5 million noncash write-off of fees related to a $50 million paydown of our term loan debt during the period.
We manage currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period. Foreign currency translation losses in the first six months of 2010 included a write-down of approximately $2.6 million related to receivables affected by a devaluation of the Venezuelan currency.
As part of our miscellaneous income and expense in the first six months of 2010, we recorded a net pre-tax gain of $7.8 million as a result of a business combination in which Ferro Corporation and Heraeus of Hanau, Germany acquired from each other certain business lines related to decoration materials for ceramic and glass products. Also included in miscellaneous income and expense for the first half of 2010 was a charge of $3.5 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil.
During the first half of 2010, income tax expense was $22.5 million, or 76.9% of pre-tax income. In the first six months of 2009, we recorded an income tax benefit of $12.1 million, or 28% of the pre-tax loss. The increase in the effective tax rate primarily resulted from a $1.5 million tax charge for the elimination of future tax deductions related to Medicare Part D subsidies as a result of The Patient Protection and Affordable Care Act signed into law in the U.S. during the first half of 2010, a charge of $1.8 million for valuation allowances recorded in the current period on deferred assets in Italy, and not recognizing a $9.0 million benefit on current losses incurred in jurisdictions with full valuation allowances.

Income from continuing operations was $6.8 million in the first half of 2010, compared with a loss of $30.8 million during the first six months of 2009. The improved income was primarily the result of higher gross profit and the gain on a business combination related to ceramic colors, partially offset by higher restructuring charges, increased income tax expense, higher SG&A expense and an impairment charge.

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$321,761	$183,059	$138,702	75.8%
Performance Coatings	270,328	225,921	44,407	19.7%
Color and Glass Performance Materials	197,029	143,766	53,263	37.0%
Polymer Additives	154,140	122,445	31,695	25.9%
Specialty Plastics	81,732	71,793	9,939	13.8%
Pharmaceuticals	11,360	10,102	1,258	12.5%

Total segment sales	$1,036,350	$757,086	$279,264	36.9%

Segment Operating Income (Loss)
Electronic Materials	$65,879	$8,804	$57,075	648.3%
Performance Coatings	23,904	5,626	18,278	324.9%
Color and Glass Performance Materials	17,265	(232)	17,497	NM
Polymer Additives	6,827	3,477	3,350	96.3%
Specialty Plastics	5,322	4,171	1,151	27.6%
Pharmaceuticals	(146)	327	(473)	NM

Total segment operating income	$119,051	$22,173	$96,878	436.9%

NM — Not meaningful
Electronic Materials Segment Results. Sales increased in Electronic Materials in all product areas, led by higher sales of conductive pastes and powders. Increased sales volume accounted for approximately $88 million of the sales increase for the first six months of 2010. Changes in product pricing and mix contributed an additional $49 million to sales growth and changes in foreign currency exchange rates accounted for $2 million in growth. An increase in precious metal sales of $74 million, reflecting changes in both volume and pricing, contributed to the overall sales increase. The costs of precious metals are generally passed through to our customers with minimal gross profit contribution. Sales growth in the first half of 2010 was the result of increased sales of products shipped from the United States, Europe and Asia-Pacific. Operating income increased due to a $57 million increase in gross profit. The increase in gross profit was primarily the result of higher sales volume.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of higher sales volume. Increased sales volume contributed approximately $39 million of the sales growth for the first six months of 2010. In addition, changes in product pricing and mix added approximately $4 million to the first six months sales growth. Changes in foreign currency exchange rates contributed approximately $1 million to sales growth. Operating income increased due to a $24 million increase in gross profit, driven by increased sales volume and changes in product pricing and mix. Partially offsetting the improved gross profit was an increase of $6 million in SG&A expense, compared with the prior-year period. The increase in gross profit was primarily the result of higher sales volume, increased product pricing and lower manufacturing costs, partially offset by higher raw material costs.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials due to increased sales volume and changes in product pricing and mix. Increased sales volume accounted for approximately $40 million of the sales increase in the first six months of 2010. Changes in product pricing and mix contributed an additional $13 million to the sales increase. Sales increased in all regions compared with the prior-year period. Operating income increased due to a $21 million increase in gross profit that was partially offset by a $4 million increase in SG&A expense. The increase in gross profit was primarily due to the benefits of higher sales volume.

Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher sales volume. Increased sales volume contributed approximately $26 million to sales growth in the first half of 2010. Changes in product pricing and mix contributed an additional $6 million. Sales growth was generated from the United States and Europe. Operating income increased due to a $4 million increase in gross profit, primarily driven by increased sales volume and manufacturing cost reduction initiatives. The increase in gross profit was largely due to higher sales volumes and increased product pricing, partially offset by higher raw material costs.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics as a result of increased sales volume as well as changes in product pricing and mix. Increased sales volume accounted for approximately $5 million of the sales increase and changes in product pricing and mix contributed an additional $5 million to the overall sales growth. Sales growth was the strongest in the United States, with additional growth from sales in Europe, compared with the prior-year period. Operating income increased primarily as a result of lower SG&A expenses driven by expense-reduction initiatives in prior periods.
Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals as a result of changes in product mix. Operating income declined primarily as the result of higher SG&A expense.

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$517,490	$351,017	$166,473	47.4%
International	518,860	406,069	112,791	27.8%

Total	$1,036,350	$757,086	$279,264	36.9%

Sales increased in all regions during the first six months of 2010 compared with the prior-year period. Sales were nearly evenly split between the United States and international locations. The increase in international sales was driven by higher sales in the Europe-Middle East-North Africa region. Sales in the United States grew at the fastest rate during the first six months of 2010. Sales recorded in each region include products exported to customers that are located in other regions.
Summary of Cash Flows for the six months ended June 30, 2010 and 2009

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$91,772	$(40,486)	$132,258	(326.7%)
Net cash used for investing activities	(10,094)	(22,897)	12,803	(55.9%)
Net cash (used for) provided by financing activities	(69,843)	69,449	(139,292)	(200.6%)
Effect of exchange rate changes on cash and cash equivalents	(610)	1,235	(1,845)	(149.4%)

Increase in cash and cash equivalents	$11,225	$7,301	$3,924	53.7%

Details of net cash provided by (used for) operating activities for the six months ended June 30 were as follows:

	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$6,782	$(31,159)
Depreciation and amortization	41,251	41,353
Precious metals deposits	56,626	(80,426)
Accounts and trade notes receivable	(55,751)	3,743
Inventories	(26,853)	75,512
Accounts payable	27,142	(37,894)
Other changes in current assets and liabilities, net	16,895	(15,781)
Other adjustments, net	25,680	4,527

Net cash provided by (used for) continuing operations	91,772	(40,125)
Net cash used for discontinued operations	—	(361)

Net cash provided by (used for) operating activities	$91,772	$(40,486)

Cash flows from operating activities increased by $132.3 million in the first six months of 2010 compared with the prior-year period. Year-over-year cash flows from operating activities increased $137.1 million due to changes in precious metal deposits, $65.0 million due to changes in accounts payable, and $37.9 million due to higher net income. Partially offsetting these effects, year-over-year cash flows from operating activities decreased $102.4 million due to changes in inventories and $59.5 million due to changes in accounts and trade notes receivable. Accounts payable, inventories, and accounts and trade notes receivable increased in the first six months of 2010 in response to improved customer demand as worldwide markets continued to recover from the economic downturn in 2009.
Cash flows from investing activities increased $12.8 million in the first six months of 2010 compared with the prior-year period. Capital expenditures decreased to $16.3 million in the first half of 2010 from $23.0 million in the first half of 2009. In the first half of 2010, we had net proceeds of $5.9 million in connection with our business combination with Heraeus.
Cash flows from financing activities decreased $139.3 million in the first six months of 2010 compared with the prior-year period. In the first half of 2010, net repayments under our credit facilities increased by $147.8 million, while in the first half of 2009, debt issuance costs related to a new asset securitization facility and an amendment of our revolving credit and term loan facility were $9.4 million.
Capital Resources and Liquidity
Off Balance Sheet Arrangements
International Receivable Sales Programs. We maintain several international programs to sell trade accounts receivable to financial institutions. Ferro had received net proceeds under the international programs of $2.6 million at June 30, 2010, and $10.3 million at December 31, 2009, for outstanding receivables.
Liquidity Requirements
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under replacement credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first half of 2010, cash flows from operating activities were sufficient to fund our investing activities, primarily capital expenditures for property plant and equipment. We had borrowing capacity of $258.1 million at June 30, 2010, and $202.4 million at December 31, 2009, available under various credit facilities, primarily our revolving credit facility. To enhance liquidity, we have taken actions that include a variety of restructuring activities and suspension of dividend payments on our common stock.
Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. The credit shortage in the global capital markets has not prohibited us from accessing the capital markets. We issued the 6.50% Convertible Senior Notes in the third quarter of 2008, amended our Revolving Credit and Term Loan Facility in the first and fourth quarters of 2009, replaced our expiring asset securitization facility in the second quarter of 2009 and extended its maturity in the second quarter of 2010, sold 41 million shares of common stock in the fourth quarter of 2009, and made an early principal payment of $50 million on our term loans in the second quarter of 2010. In addition, financial market conditions and access to credit have improved over the last several quarters, evidenced by the number of financing transactions consummated in the credit markets and the pricing of these offerings.
We may from time to time seek to retire or repurchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Difficulties experienced in global capital markets could affect the ability or willingness of counterparties to perform under our various lines of credit, receivable sales programs, forward contracts, and precious metal lease programs. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings, except for one, which is not rated. Accordingly, we do not anticipate counterparty default. However, an interruption in access to external financing could adversely affect our business prospects and financial condition.
We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.
Critical Accounting Policies and Their Application
There are no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Newly Issued Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and are effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements.
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
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to instruments that are sensitive to fluctuations in interest rates and foreign currency exchange rates.
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
The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$383	$1,170
Fixed-rate debt:
Carrying amount	161,784	161,050
Fair value	166,864	160,275
Change in fair value from 1% increase in interest rate	(4,468)	(4,814)
Change in fair value from 1% decrease in interest rate	4,621	5,000
Interest rate swaps:
Notional amount	150,000	150,000
Carrying amount and fair value	(6,527)	(9,516)
Change in fair value from 1% increase in interest rate	1,501	2,226
Change in fair value from 1% decrease in interest rate	(1,520)	(2,263)
Foreign currency forward contracts:
Notional amount	170,361	178,922
Carrying amount and fair value	4,079	723
Change in fair value from 10% appreciation of U.S. dollar	5,037	5,571
Change in fair value from 10% depreciation of U.S. dollar	(6,157)	(6,809)

Item 4.	Controls and Procedures
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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
During the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 26, 2010	FERRO CORPORATION (Registrant)
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2010
/s/ Thomas R. Miklich
Thomas R. Miklich
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

10.1
Amendment No. 1, dated as of February 4, 2010, to Receivables Purchase Agreement among Ferro Finance Corporation, Ferro Corporation, certain purchasers from time to time party thereto and Wachovia Bank, National Association.

10.2
Amendment No. 2, dated as of May 1, 2010, to Receivables Purchase Agreement among Ferro Finance Corporation, Ferro Corporation, certain purchasers from time to time party thereto and Wachovia Bank, National Association. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 2, 2010, which Exhibit is incorporated here by reference.)

10.3
Amendment No. 3, dated June 1, 2010, to Receivables Purchase Agreement among Ferro Finance Corporation, Ferro Corporation, certain purchasers from time to time party thereto and Wachovia Bank, National Association. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 2, 2010, which Exhibit is incorporated here by reference.)

10.4
Ferro Corporation 2010 Long-Term Incentive Plan. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 6, 2010, which Exhibit is incorporated here by reference.)

10.5
Ferro Corporation Executive Separation Policy. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 28, 2010, which Exhibit is incorporated here by reference.)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.