Form 10-Q
period 2010-09-30
FERRO CORP
filed 2010-10-25
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
At September 30, 2010, there were 86,182,577 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Net sales	$528,564	$442,089	$1,564,914	$1,199,175
Cost of sales	408,268	348,920	1,215,354	985,531

Gross profit	120,296	93,169	349,560	213,644
Selling, general and administrative expenses	74,835	65,918	215,635	196,526
Restructuring and impairment charges	9,570	11,067	44,107	12,156
Other expense (income):
Interest expense	10,519	17,891	37,196	46,255
Interest earned	(78)	(216)	(542)	(689)
Losses on extinguishment of debt	19,331	—	19,331	—
Foreign currency losses, net	398	104	3,644	3,033
Miscellaneous expense (income), net	7,345	(655)	2,523	199

(Loss) income before income taxes	(1,624)	(940)	27,666	(43,836)
Income tax expense (benefit)	738	(3,749)	23,246	(15,844)

(Loss) income from continuing operations	(2,362)	2,809	4,420	(27,992)
Income (loss) on disposal of discontinued operations, net of income taxes	—	36	—	(322)

Net (loss) income	(2,362)	2,845	4,420	(28,314)
Less: Net income attributable to noncontrolling interests	983	728	733	1,712

Net (loss) income attributable to Ferro Corporation	(3,345)	2,117	3,687	(30,026)
Dividends on preferred stock	(165)	(168)	(495)	(538)

Net (loss) income attributable to Ferro Corporation common shareholders	$(3,510)	$1,949	$3,192	$(30,564)

Amounts attributable to Ferro Corporation:
(Loss) income from continuing operations, net of tax	$(3,345)	$2,081	$3,687	$(29,704)
Income (loss) from discontinued operations, net of tax	—	36	—	(322)

	$(3,345)	$2,117	$3,687	$(30,026)

Per common share data
Basic and diluted income (loss) attributable to Ferro Corporation common shareholders:
From continuing operations	$(0.04)	$0.04	$0.04	$(0.68)
From discontinued operations	—	—	—	(0.01)

	$(0.04)	$0.04	$0.04	$(0.69)

Cash dividends declared	$—	$—	$—	$0.01
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$65,356	$18,507
Accounts and trade notes receivable, net	334,298	285,638
Inventories	211,892	180,700
Deposits for precious metals	—	112,434
Deferred income taxes	20,888	19,618
Other receivables	29,583	27,795
Other current assets	9,431	7,180

Total current assets	671,448	651,872
Other assets
Property, plant and equipment, net	384,471	432,405
Goodwill	216,701	221,044
Amortizable intangible assets, net	12,883	10,610
Deferred income taxes	135,749	133,705
Other non-current assets	73,922	76,719

Total assets	$1,495,174	$1,526,355

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$1,646	$24,737
Accounts payable	225,774	196,038
Income taxes	16,916	7,241
Accrued payrolls	35,766	20,894
Accrued expenses and other current liabilities	93,127	72,039

Total current liabilities	373,229	320,949
Other liabilities
Long-term debt, less current portion	323,924	398,720
Postretirement and pension liabilities	198,632	203,743
Deferred income taxes	3,550	1,124
Other non-current liabilities	22,028	31,897

Total liabilities	921,363	956,433
Series A convertible preferred stock (approximates redemption value)	9,427	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	93,436
Paid-in capital	326,333	331,376
Retained earnings	360,320	357,128
Accumulated other comprehensive loss	(59,619)	(60,147)
Common shares in treasury, at cost	(166,662)	(171,567)

Total Ferro Corporation shareholders’ equity	553,808	550,226
Noncontrolling interests	10,576	10,269

Total equity	564,384	560,495

Total liabilities and equity	$1,495,174	$1,526,355

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss)

	Ferro Corporation Shareholders
						Accumulated
						Other
	Common Shares					Comprehensive	Non-
	in Treasury		Common	Paid-in	Retained	Income	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(30,026)		1,712	(28,314)
Other comprehensive income (loss), net of tax:
Foreign currency translation						17,541	(1)	17,540
Postretirement benefit liabilities						163		163
Raw material commodity swaps						577		577
Interest rate swaps						1,527		1,527

Total comprehensive loss								(8,507)
Cash dividends:
Common					(437)			(437)
Preferred					(199)			(199)
Income tax benefit				1				1
Stock-based compensation transactions	(1,038)	25,610		(21,916)				3,694
Distributions to noncontrolling interests							(2,036)	(2,036)

Balances at September 30, 2009	7,394	$(171,914)	$52,323	$156,505	$370,524	$(78,628)	$9,430	$338,240

Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495
Net income					3,687		733	4,420
Other comprehensive income (loss), net of tax:
Foreign currency translation						(1,319)	101	(1,218)
Postretirement benefit liabilities						(4,167)		(4,167)
Raw material commodity swaps						(107)		(107)
Interest rate swaps						6,121		6,121

Total comprehensive loss								5,049
Cash dividends:
Preferred					(495)			(495)
Income tax benefit				11				11
Redemption of Convertible Notes				(3,025)				(3,025)
Stock-based compensation transactions	(122)	4,905		(2,029)				2,876
Distributions to noncontrolling interests							(527)	(527)

Balances at September 30, 2010	7,253	$(166,662)	$93,436	$326,333	$360,320	$(59,619)	$10,576	$564,384

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used for) operating activities	$180,455	$(5,769)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(27,733)	(30,704)
Proceeds from business combination	5,887	—
Proceeds from sale of assets	7,425	104
Dividends received from affiliates	139	169

Net cash used for investing activities	(14,282)	(30,431)
Cash flows from financing activities
Net (repayments) borrowings under loans payable	(22,500)	29,128
Proceeds from Senior Notes	250,000	—
Proceeds from revolving credit facility	23,350	—
Proceeds from former revolving credit facility	303,390	561,624
Principal payments on revolving credit facility	(23,350)	—
Principal payments on former revolving credit facility	(229,590)	(542,027)
Principal payments on term loan facility	(83,562)	(2,287)
Extinguishment of debt	(326,687)	—
Debt issue costs	(10,460)	(9,367)
Cash dividends paid	(495)	(636)
Other financing activities	(788)	748

Net cash (used for) provided by financing activities	(120,692)	37,183
Effect of exchange rate changes on cash and cash equivalents	1,368	3,097

Increase in cash and cash equivalents	46,849	4,080
Cash and cash equivalents at beginning of period	18,507	10,191

Cash and cash equivalents at end of period	$65,356	$14,271

Cash paid during the period for:
Interest	$30,291	$37,985
Income taxes	15,723	8,221
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its consolidated subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results expected in subsequent quarters or for the full year. We combined the captions for impairment charges and restructuring charges in the prior-period statements of operations to conform the presentation to the current period.
2. Accounting Standards Adopted in the Nine Months Ended September 30, 2010
On January 1, 2010, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, (“ASU 2009-16”), which is codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 860, Transfers and Servicing. This pronouncement provides guidance for derecognition of transferred financial assets. Adoption of ASU 2009-16 had no effect on our consolidated financial statements.
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

4. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Raw materials	$66,875	$54,481
Work in process	43,362	37,449
Finished goods	101,655	88,770

Total	$211,892	$180,700

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.3 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals program of $136.9 million at September 30, 2010, and $101.4 million at December 31, 2009, measured at fair value based on market prices for identical assets. In 2009, several participants in our precious metals program renewed their requirement for us to deliver cash collateral to secure our obligations arising under the consignment agreements. At December 31, 2009, we had delivered $112.4 million in cash collateral to those financial institutions. At September 30, 2010, cash collateral required under the consignment agreements was $-0-.
5. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $610.3 million at September 30, 2010, and $643.9 million at December 31, 2009. Unpaid capital expenditure liabilities, which are noncash investing activities, were $7.1 million at September 30, 2010, and $8.8 million at September 30, 2009.
In the first quarter of 2010, we discontinued manufacturing activities at our Limoges, France, plant, which indicated a possible impairment of the plant’s real estate assets. We estimated the fair value of these assets at $4.0 million based upon a third-party purchase offer (a Level 3 measurement within the fair value hierarchy) and recorded $2.2 million of restructuring and impairment charges.
In the second quarter of 2010, we initiated restructuring activities at our Uden, Netherlands, facility. The restructuring action and planned closure of this facility indicated a possible impairment of the facility’s property, plant and equipment. We estimated the fair value of these assets primarily based on third-party appraisals (a Level 3 measurement within the fair value hierarchy) and recorded $2.3 million of restructuring and impairment charges.
In the third quarter of 2010, we commenced a plan to sell the property, plant and equipment at our Toccoa, Georgia, facility. The plan to sell this facility indicated a possible impairment of these assets. We estimated the fair value of these assets primarily based on third-party appraisals (a Level 3 measurement within the fair value hierarchy) and recorded $2.2 million of restructuring and impairment charges. We classified these assets as held for sale and measured them at fair value less costs to sell.
In the third quarter of 2010, as part of the restructuring programs initiated in the Netherlands, we sold the property, plant and equipment at our Specialty Plastics facility in Rotterdam, Netherlands. As a result, we recorded a gain of $2.4 million in restructuring and impairment charges. We also sold a portion of the property, plant and equipment at our Uden, Netherlands, facility. As a result, we recorded a loss of $1.7 million in restructuring and impairment charges, classified the remaining assets as held for sale, and measured them at fair value less costs to sell. We estimated the fair value of these assets primarily based on third-party appraisals (a Level 3 measurement within the fair value hierarchy).
At September 30, 2010, we had assets held for sale totaling $9.5 million and classified as other non-current assets. These assets are primarily land and building at our Toccoa, Georgia, facility; the Porcelain Enamel facility in Rotterdam, Netherlands; and the remaining portion of our Uden, Netherlands, facility.

6. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Loans payable to banks	$693	$5,891
Accounts receivable asset securitization program	—	17,762
Current portion of long-term debt	953	1,084

Total	$1,646	$24,737

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$—
6.50% Convertible Senior Notes, net of unamortized discounts	66,426	156,896
Former revolving credit facility	—	1,700
Former term loan facility	—	231,385
Capitalized lease obligations	4,902	5,669
Other notes	3,549	4,154

	324,877	399,804
Less current portion	(953)	(1,084)

Total	$323,924	$398,720

7.875% Senior Notes
In August 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). We used portions of the proceeds from the offering to repay all of the remaining term loans and revolving borrowings outstanding under a credit facility originally entered into in 2006 and as amended and restated through November 2009 (the “2009 Amended and Restated Credit Facility”). We also used portions of the proceeds from the offering to repurchase the 6.50% Convertible Senior Notes (the “Convertible Notes”) that were tendered pursuant to a related tender offer. The Senior Notes were issued at par and bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011.
The Senior Notes mature on August 15, 2018. We may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount. In addition, through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined Applicable Premium. The definition can be found in the indenture governing the Senior Notes, which was filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 24, 2010.
The Senior Notes do not contain any financial covenants. However, the Senior Notes do contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business.

6.50% Convertible Senior Notes
In July 2010, we commenced a cash tender offer to purchase all of our Convertible Notes. In August 2010, we purchased $100.5 million of the Convertible Notes, which were tendered pursuant to the offer. In September 2010, we purchased $0.3 million of the Convertible Notes on the open market. In connection with these transactions, we recognized a loss on extinguishment of debt of $9.4 million consisting of unamortized fees and the difference between the carrying value and the fair value of these notes. At par value, Convertible Notes outstanding totaled $71.7 million at September 30, 2010, and $172.5 million at December 31, 2009.
2009 Amended and Restated Credit Facility
Our 2009 Amended and Restated Credit Facility included a senior term loan facility and a senior revolving credit facility. In June 2010, we made an early principal payment of $50 million on our outstanding term loans and wrote off $1.5 million of related unamortized fees to interest expense. In August 2010, we made another early principal payment of $33.6 million on our outstanding term loans and wrote off $0.8 million of related unamortized fees to interest expense. Also in August 2010, we amended the 2009 Amended and Restated Credit Facility and paid the remaining $147.8 million on our outstanding term loans and the remaining $75.5 million on our outstanding revolving borrowings. We treated the amendment as an extinguishment of the 2009 Amended and Restated Credit Facility and recognized losses on extinguishment of debt of $9.9 million, consisting of unamortized fees related to this facility.
2010 Credit Facility
In August 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). At September 30, 2010, there were no borrowings under this facility. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. We are subject to a number of restrictive covenants under this facility. These covenants include requirements for a minimum fixed charge coverage ratio and a maximum leverage ratio. Definitions of the covenants and our required performance can be found in our 2010 Credit Facility, which was filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2010.
Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In June 2010, we extended the maturity of that facility through May 2011. We maintain several off balance sheet international programs to sell trade accounts receivable to financial institutions. Ferro had received net proceeds under the international programs of $2.8 million at September 30, 2010, and $10.3 million at December 31, 2009, for outstanding receivables.
7. Financial Instruments
The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:
•	Cash and cash equivalents;
•	Notes receivable;
•	Deposits;
•	Miscellaneous receivables; and
•	Short-term loans payable to banks.

Long-term Debt
The following financial instruments are measured at fair value for disclosure purposes:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$260,000	$—	$—
6.50% Convertible Senior Notes, net of unamortized discounts	66,426	71,387	156,896	157,191
Former revolving credit facility	—	—	1,700	1,747
Former term loan facility	—	—	231,385	237,047
Other notes	3,549	2,626	4,154	3,084
The fair values of the Senior Notes and the Convertible Notes are based on the price of the latest trade prior to the end of the period. The fair values of the former revolving credit facility, the former term loan facility, and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.
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
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our former variable-rate term loan facility to a fixed rate through June 2011. These swaps were designated and qualified as cash flow hedges. The fair value of these swaps was based on the present value of expected future cash flows, which reflected assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. In the third quarter of 2010, in conjunction with repayment of our remaining outstanding term loans, we settled these swaps and reclassified $6.8 million from accumulated other comprehensive income to miscellaneous expense.
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $192.3 million at September 30, 2010, and $178.9 million at December 31, 2009.

The following table presents the fair value of derivative instruments on our consolidated balance sheets:

	September 30,	December 31,
	2010	2009	Balance Sheet Location
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	$—	$(9,516)	Other non-current liabilities

Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$45	$—	Accrued expenses and other current liabilities
	—	899	Other receivables

Total	$45	$899

Liability derivatives:
Foreign currency forward contracts	$(4,800)	$—	Accrued expenses and other current liabilities
	—	(176)	Other receivables

Total	$(4,800)	$(176)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The classifications within the fair value hierarchy of these financial instruments were as follows:

	September 30, 2010				December 31,
	Level 1	Level 2	Level 3	Total	2009
	(Dollars in thousands)
Assets
Foreign currency forward contracts	$—	$(4,755)	$—	$(4,755)	$723

Liabilities
Interest rate swaps	$—	$—	$—	$—	$(9,516)

The following table presents the effect of derivative instruments on our consolidated financial performance for the nine months ended September 30:

			Amount of Loss
	Amount of Loss		Reclassified from AOCI		Location of Gain (Loss)
	Recognized in OCI		into Income		Reclassified from
	2010	2009	2010	2009	AOCI into Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps			$(4,885)	$(5,080)	Interest expense
			(6,849)	—	Miscellaneous expense

Total	$(2,218)	$(2,708)	$(11,734)	$(5,080)

	Amount of Gain (Loss)
	Recognized in Income
	2010	2009	Location of Gain (Loss) in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$3,020	$(12,970)	Foreign currency losses, net

8. Income Taxes
Income tax expense for the nine months ended September 30, 2010, was $23.2 million, or 84.0% of pre-tax income. In the prior-year period, we recorded an income tax benefit of $15.8 million, or 36.1% of pre-tax loss. The increase in the effective tax rate resulted primarily from a $1.5 million tax charge for the elimination of future tax deductions related to Medicare Part D subsidies as a result of The Patient Protection and Affordable Care Act signed into law in the U.S. during 2010, a charge of $1.8 million for valuation allowances on deferred assets in Italy, a $0.6 million charge to adjust tax expense to reflect actual taxes on 2009 tax returns filed in jurisdictions worldwide, and not recognizing a $10.3 million tax benefit on current losses incurred in jurisdictions with full valuation allowances. Going forward we will continue to monitor both positive and negative evidence in determining whether valuation allowances need to be established or released.
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
10. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$3	$7	$833	$1,095	$—	$4
Interest cost	5,098	5,235	2,387	2,743	607	719
Expected return on plan assets	(4,622)	(3,863)	(1,587)	(1,841)	—	—
Amortization of prior service cost	24	24	(35)	(107)	251	(437)
Net amortization and deferral	2,561	3,845	189	274	(43)	—
Curtailment and settlement effects	—	—	(180)	—	—	—

Net periodic benefit cost	$3,064	$5,248	$1,607	$2,164	$815	$286

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the nine months ended September 30 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$17	$22	$2,549	$3,143	$—	$11
Interest cost	15,410	15,707	7,639	7,839	1,821	2,158
Expected return on plan assets	(13,604)	(11,590)	(5,245)	(5,254)	—	—
Amortization of prior service cost	72	73	(288)	(305)	(547)	(1,311)
Net amortization and deferral	9,473	11,535	529	780	(129)	—
Curtailment and settlement effects	—	—	(4,745)	—	—	—

Net periodic benefit cost	$11,368	$15,747	$439	$6,203	$1,145	$858

In the third quarter of 2010, we recognized $0.7 million of prior service cost amortization related to a temporary change in our postretirement health care benefit plan and a $0.2 million curtailment gain related to our restructuring activities in the Netherlands. In the second quarter of 2010, we recognized a $2.5 million curtailment gain related to our restructuring activities in the Netherlands, a $1.5 million settlement gain related to our restructuring activities in France, and a $0.2 million settlement loss related to the transfer of some pension obligations to another company in Germany. In the first quarter of 2010, we recognized a $0.7 million settlement gain due to the transfer of some pension obligations and related assets to a defined contribution plan in Japan. In addition, the improvement through December 2009 in the valuation of pension investments increased the amount of our expected return on plan assets and lowered the amount of amortization of our unrecognized net actuarial losses.
11. Stock-Based Compensation
On April 30, 2010, our shareholders approved the 2010 Long-Term Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 26, 2010, subject to such approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high-quality, key employees and directors and aligning their interests with those of its shareholders. The Plan reserves 5,000,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common-stock-based awards, and dividend equivalent rights.
The 2006 Long-Term Incentive Plan (the “Previous Plan”) was replaced by the Plan, and no future grants may be made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.

The stock-based compensation transactions in equity consisted of the following for the nine months ended September 30, 2010:

	Common Shares
	in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	(99)	$2,438	$(932)
Deferred stock units	(34)	832	(355)
Restricted shares	(107)	3,284	(2,579)
Performance shares, net	118	(1,045)	1,233
Directors’ deferred compensation	—	(604)	604
Preferred stock conversions	—	—	—

Total	(122)	$4,905	$(2,029)

12. Restructuring and Cost Reduction Programs
During the first nine months of 2010, we continued several restructuring programs and initiated new programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. To date, we have made substantial progress on these programs, including exiting manufacturing facilities and eliminating positions.
For the nine months ended September 30, 2010 and 2009, total charges resulting from these activities were $47.4 million and $7.8 million, respectively, of which $3.3 million and $3.9 million, respectively, were recorded in cost of sales as they relate to accelerated depreciation on assets to be disposed, and the remaining $44.1 million and $3.9 million, respectively, were reported as restructuring and impairment charges. Management continues to evaluate our business, and therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.
The following restructuring programs had significant activities in the nine months ended September 30, 2010:
Restructuring Program in Limoges, France
In the first quarter of 2009, we initiated restructuring activities at our Color and Glass Performance Materials facility in Limoges, France. We discontinued manufacturing in the first quarter of 2010 and expect to have substantially completed the restructuring activities in 2011, at which time the Limoges site will be closed.
We expect to record pre-tax charges of approximately $33 million related to these actions, including approximately $22 million for employee severance, $6 million in site cleanup and other costs, and $5 million in asset write-offs.
As of December 31, 2009, we had incurred $9.3 million in total charges, of which $0.6 million was recorded in cost of sales as accelerated depreciation on assets to be disposed and the remaining $8.7 million, including $6.9 million for employee severance and $1.8 million in other related costs, was recorded in restructuring and impairment charges.
During the nine months ended September 30, 2010, we incurred $14.8 million in total charges, of which $1.7 million was recorded in cost of sales as accelerated depreciation on assets to be disposed and the remaining $13.1 million, including $10.9 million for employee severance, $2.2 million for asset impairment, and $1.4 million in other exit costs, partially offset by a $1.4 million pension settlement credit, was recorded in restructuring and impairment charges.

Restructuring Program in Castanheira do Ribatejo, Portugal
In March 2010, we initiated restructuring activities at our Castanheira do Ribatejo facility in Portugal. We plan to discontinue by the end of 2010 manufacturing for our Specialty Plastics and portions of our Color and Glass Performance Materials businesses located at this facility. Certain production capacity will be transferred to other European locations.
In September 2010, we initiated additional restructuring activities at our Castanheira do Ribatejo facility in Portugal to discontinue the remaining Color and Glass Performance Materials manufacturing located at this facility. We plan to close the facility by the end of 2010. As of September 30, 2010, we had ceased all manufacturing at this location.
We expect to record pre-tax charges of approximately $22 million related to these actions, including approximately $11 million for employee severance, $6 million in asset write-offs, and $5 million in site cleanup and other costs.
During the nine months ended September 30, 2010, we incurred $12.8 million in total charges, of which $0.2 million was recorded in cost of sales as accelerated depreciation on assets to be disposed and the remaining $12.6 million, including $9.4 million for employee severance, $1.7 million for asset impairment, and $1.5 million in other costs, was recorded in restructuring and impairment charges.
Restructuring Program in Rotterdam, Netherlands
In April 2010, we initiated additional restructuring actions to reduce costs related to our European Specialty Plastics manufacturing facility in Rotterdam, Netherlands. As of September 30, 2010, this restructuring program was substantially completed, since the manufacturing operation was consolidated into our existing operations in Almazora, Spain, and the property, plant, and equipment was sold.
In the nine months ended September 30, 2010, we incurred $1.2 million in total charges, of which $0.2 million was recorded in cost of sales as accelerated depreciation on assets to be disposed and the remaining $1.0 million, including $4.9 million for employee severance and $0.9 million for other costs, partially offset by a $2.4 million pension curtailment credit and a $2.4 million gain on sale of the assets, was recorded in restructuring and impairment charges.
Restructuring Program in Uden, Netherlands
In May 2010, after finalizing the consultation process with workers’ representatives, we initiated restructuring actions to reduce costs related to our European dielectrics manufacturing, which is part of our Electronic Materials business. As a result of this action, dialectics products that were manufactured in Uden, Netherlands, were transferred to other locations and the Uden plant was closed.
We expect to record pre-tax charges of approximately $14 million related to the actions, including approximately $7 million in employee severance, $2 million in site cleanup and other costs, and $5 million in asset write-offs. The restructuring actions are expected to be completed by the end of 2010.
In the nine months ended September 30, 2010, we incurred $12.7 million in total charges, of which $0.2 million was recorded in cost of sales as accelerated depreciation on assets to be disposed and the remaining $12.5 million, including $7.5 million for employee severance, $4.6 million for asset impairment, and $0.6 million for other costs, partially offset by a $0.2 million pension curtailment credit, was recorded in restructuring and impairment charges.
Restructuring Program in Toccoa, Georgia
In the third quarter of 2010, as a continuation of our restructuring activities previous announced in 2008, we commenced a plan to sell the property, plant and equipment at our Color and Glass Performance Materials facility in Toccoa, Georgia. The plan to sell this facility triggered an impairment of the carrying values of these assets. As a result, we recorded a $2.2 million asset impairment in restructuring and impairment charges.

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2009	$3,081	$1,518	$—	$4,599
Restructuring charges	34,273	(824)	10,658	44,107
Cash payments	(28,840)	(4,293)	—	(33,133)
Currency translation adjustment	529	49	—	578
Non-cash items	—	7,127	(10,658)	(3,531)

Balance at September 30, 2010	$9,043	$3,577	$—	$12,620

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.
13. Per Share Amounts from Continuing Operations
Details of the calculation of basic and diluted income (loss) per share are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic income (loss) per share computation
Net income (loss) attributable to Ferro Corporation common shareholders	$(3,510)	$1,949	$3,192	$(30,564)
Adjustment for (income) loss from discontinued operations	—	(36)	—	322

	$(3,510)	$1,913	$3,192	$(30,242)

Weighted-average common shares outstanding	85,805	44,711	85,808	44,593
Basic (loss) income per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.04)	$0.04	$0.04	$(0.68)

Diluted income (loss) per share computation
Net income (loss) attributable to Ferro Corporation common shareholders	$(3,510)	$1,949	$3,192	$(30,564)
Adjustment for (income) loss from discontinued operations	—	(36)	—	322
Plus: Convertible preferred stock	—	—	—	—

	$(3,510)	$1,913	$3,192	$(30,242)

Weighted-average common shares outstanding	85,805	44,711	85,808	44,593
Assumed exercise of stock options	—	265	330	—
Assumed satisfaction of deferred stock unit conditions	—	20	77	—
Assumed satisfaction of restricted share conditions	—	—	324	—
Assumed conversion of convertible notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—

Weighted-average diluted shares outstanding	85,805	44,996	86,539	44,593

Diluted (loss) income per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.04)	$0.04	$0.04	$(0.68)

14. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net (loss) income	$(2,362)	$2,845	$4,420	$(28,314)
Other comprehensive income (loss), net of tax:
Foreign currency translation	24,477	12,567	(1,218)	17,540
Postretirement benefit liabilities	(1,132)	(498)	(4,167)	163
Raw material commodity swaps	—	18	(107)	577
Interest rate swaps	4,191	(598)	6,121	1,527

Total comprehensive income (loss)	25,174	14,334	5,049	(8,507)
Less: Comprehensive income attributable to noncontrolling interests	1,053	731	834	1,711

Comprehensive income (loss) attributable to Ferro Corporation	$24,121	$13,603	$4,215	$(10,218)

15. Reporting for Segments
The Company has six reportable segments: Electronic Materials, Performance Coatings, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics, and Pharmaceuticals. We have combined our Tile Coating Systems and Porcelain Enamel business units into one reportable segment, Performance Coatings, because of their similar economic and operating characteristics.
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We measure segment income for internal reporting purposes as income from continuing operations before unallocated corporate expenses, restructuring and impairment charges, other expense (income) items such as interest expense, and income tax expense. Unallocated corporate expenses primarily consist of corporate employment costs and professional services.
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Electronic Materials	$166,953	$113,210	$488,714	$296,269
Performance Coatings	144,218	129,499	414,546	355,420
Color and Glass Performance Materials	91,167	88,498	288,196	232,264
Polymer Additives	77,291	67,660	231,431	190,105
Specialty Plastics	42,633	39,040	124,365	110,833
Pharmaceuticals	6,302	4,182	17,662	14,284

Total net sales	$528,564	$442,089	$1,564,914	$1,199,175

Each segment’s income (loss) and reconciliations to income (loss) before taxes from continuing operations follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Electronic Materials	$31,394	$13,129	$97,273	$21,933
Performance Coatings	11,322	14,518	35,226	20,144
Color and Glass Performance Materials	9,192	7,815	26,457	7,583
Polymer Additives	6,970	4,386	13,797	7,863
Specialty Plastics	4,253	2,977	9,575	7,148
Pharmaceuticals	534	(1,316)	388	(989)

Total segment income	63,665	41,509	182,716	63,682
Unallocated corporate expenses	18,204	14,258	48,791	46,564
Restructuring and impairment charges	9,570	11,067	44,107	12,156
Interest expense	10,519	17,891	37,196	46,255
Losses on extinguishment of debt	19,331	—	19,331	—
Other expense (income), net	7,665	(767)	5,625	2,543

(Loss) income before income taxes from continuing operations	$(1,624)	$(940)	$27,666	$(43,836)

16. Business Combination
On April 30, 2010, Ferro Corporation and W.C. Heraeus GmbH (“Heraeus”) acquired from each other certain business lines related to decoration materials for ceramic and glass products. We acquired Heraeus’ ceramic color business, which advances our position in the ceramic colors industry, while Heraeus acquired assets related to our business operations in precious metal preparations and lustres for the decoration of glass, ceramics, porcelain, and tiles. Ferro recognized a pre-tax gain of $7.8 million consisting of a $5.6 million gain from remeasuring to fair value the assets transferred to Heraeus and a $5.6 million bargain purchase gain from the fair value of the net assets acquired exceeding the fair value of the consideration transferred, less a $3.4 million write-off of related goodwill. The gain is included in miscellaneous expense (income), net, for the three months ended June 30, 2010.

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

$12,311

Subsequent adjustments to fair values, working capital and net assets were not material.
Changes in the Company’s revenues and earnings from this business combination for the three and nine months ended September 30, 2010, and changes in the Company’s revenues and earnings as if this business combination had occurred on January 1, 2009, were immaterial.
17. Miscellaneous Expense (Income), Net
For the three months ended June 30, 2010, miscellaneous expense (income), net includes a gain of $7.8 million as a result of a business combination, in which Ferro Corporation and Heraeus acquired from each other certain business lines related to decoration materials for ceramic and glass products, and a charge of $3.5 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil. For the three months ended September 30, 2010, miscellaneous expense (income), net includes a charge of $6.8 million related to settlement of interest rate swaps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Customer demand increased compared with the prior-year quarter reflecting a continuing, gradual recovery from the economic downturn in 2009. Demand has followed a normal seasonal pattern in 2010 and was lower in the quarter ended September 30 compared with the three months ended June 30, largely as the result of lower demand in Europe during the month of August.
Net sales increased by 20% in the three months ended September 30, 2010, compared with the prior-year period. The primary driver of the increased sales was higher sales volume, including increased sales of precious metals. Increased sales volume accounted for approximately 20 percentage points of the increased sales compared with the third quarter of 2009. Changes in product mix and prices contributed an additional 3 percentage points to the sales increase, while changes in foreign currency exchange rates reduced sales by approximately 3 percentage points. Sales increased in all regions during the third quarter.
Raw material costs, in aggregate, increased by approximately $14 million in the third quarter compared with costs in the third quarter of 2009. Changes in product pricing more than offset the increased raw material costs.
Selling, general and administrative (“SG&A”) expenses declined as a percentage of sales from the prior-year quarter and increased in total dollars. One driver of the increase in SG&A expenses were higher incentive compensation accruals. In addition, higher special charges, primarily related to manufacturing rationalization projects, contributed to the higher SG&A expense during the quarter.
Restructuring and impairment charges were $9.6 million for the quarter, compared with $11.1 million in the third quarter of 2009. The charges were primarily the result of restructuring initiatives in Europe, including projects that will result in closing of certain manufacturing operations in Portugal and the Netherlands. In addition, we recorded a $2.2 million charge related to a reduction in the value of property at a manufacturing site that was closed in 2008. Our major restructuring projects are expected to be substantially completed by the end of 2010, although some charges may be recorded in 2011 depending on the provisions of social plans at affected sites and the termination dates for certain employee benefit plans.
Interest expense declined during the third quarter compared with the third quarter of 2009. Lower average borrowing levels were the primary driver of the lower interest expense. During the quarter, we purchased a portion of our outstanding 6.5% Convertible Notes pursuant to a tender offer, issued new Senior Notes and entered into a five-year revolving credit agreement that replaced an existing revolving credit and term loan facility. Interest expense is expected to be lower in future periods as a result of these refinancing actions.
During the 2010 third quarter we recorded losses on extinguishment of debt of $19.3 million. The charge included a write-off of unamortized fees and the difference between the carrying value and the fair value of the portion of our 6.5% Convertible Notes purchased pursuant to our tender offer and a write-off of unamortized fees associated with our previous credit facility.
As a part of our miscellaneous expense for the third quarter, we recorded a charge of $6.8 million to settle our interest rate swaps in connection with the extinguishment of term loans which were part of our previous credit facility.
Income from continuing operations declined in the third quarter compared with the prior-year quarter, primarily as a result of losses on extinguishment of debt, increased SG&A expenses and increased miscellaneous expense. The increased expenses were partially offset by increased gross profit resulting from higher sales, lower interest expense and reduced restructuring and impairment charges.
Outlook
We expect demand for our products to continue to improve during 2010 compared with 2009, leading to an increase in net sales for the year. In addition, we expect sales in the final three months of 2010 to reflect a pattern consistent with our historical seasonality. As a result of these factors, we expect net sales in the final quarter of 2010 to decline from the third quarter of 2010, while showing growth from the fourth quarter of 2009. The anticipated reduction in sales in the final three months of the year is a normal result of seasonally reduced sales of building-related materials as construction activity declines during the winter months in the northern hemisphere. The seasonal slowdown of building-related demand for our products is expected to extend to our electronic materials products that are used in solar cell manufacturing, as installations of solar panels is normally lower in the winter months.

We expect to record restructuring charges associated with our current restructuring programs during the remaining months of 2010. Some charges from these restructuring programs may be incurred in 2011, depending on the specific social plans at affected sites, the timing of terminations of certain employee benefit plans, and the accounting rules that govern the recognition of the associated charges. The restructuring programs are intended to further rationalize our manufacturing operations in Europe, align our worldwide operations to the current customer demand, and reduce certain SG&A expenses. We expect the resulting lower cost of goods sold and SG&A expense will further reduce our fixed costs and improve profitability, assuming a fixed sales level and a constant product mix.
In July 2010, we signed an agreement to purchase a newly constructed manufacturing plant for frits and glazes in Fayoum, Egypt. The acquisition will allow us to cost-effectively serve the growing tile manufacturing market in Egypt, the Middle East and North Africa. The closing of the transaction is subject to governmental approvals and the satisfaction or waiver of other customary closing conditions. Closing is expected in the fourth quarter of 2010.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the three months ended September 30, 2010 and 2009

	Three months ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands, except per share
	amounts)
Net sales	$528,564	$442,089	$86,475	19.6%
Cost of sales	408,268	348,920	59,348	17.0%

Gross profit	120,296	93,169	27,127	29.1%
Gross profit percentage	22.8%	21.1%
Selling, general and administrative expenses	74,835	65,918	8,917	13.5%
Restructuring and impairment charges	9,570	11,067	(1,497)
Other expense (income):
Interest expense	10,519	17,891	(7,372)
Interest earned	(78)	(216)	138
Losses on extinguishment of debt	19,331	—	19,331
Foreign currency losses, net	398	104	294
Miscellaneous expense (income), net	7,345	(655)	8,000

(Loss) income before income taxes	(1,624)	(940)	(684)
Income tax expense (benefit)	738	(3,749)	4,487

(Loss) income from continuing operations	(2,362)	2,809	(5,171)
Income on disposal of discontinued operations, net of income taxes	—	36	(36)

Net (loss) income	$(2,362)	$2,845	$(5,207)

Diluted (loss) income per share	$(0.04)	$0.04	$(0.08)

Net sales increased by 20% in the three months ended September 30, 2010, as customer demand continued a gradual recovery from the economic downturn in 2009. Increased sales volume compared with the third quarter of 2009 was the primary driver for the increased sales, accounting for 20 percentage points of the overall sales increase. Changes in product prices and mix contributed approximately 3 percentage points of the overall sales increase. In addition, changes in foreign currency exchange rates reduced sales growth by approximately 3 percentage points. The changes in sales volume, product mix and prices included the effects of increased sales of precious metals. Higher precious metal sales contributed approximately 6 percentage points to the overall sales increase in the 2010 third quarter.

Gross profit increased as a result of the higher net sales and due to cost reduction actions taken during prior periods, including plant closures and other restructuring actions. As a result, gross profit percentage increased to 22.8% from 21.1% in the third quarter of 2009. Charges that were recorded in cost of sales, including accelerated depreciation, severance costs and other costs associated with manufacturing rationalization activities, reduced gross profit by approximately $0.7 million during the 2010 third quarter. Charges primarily related to manufacturing rationalization activities reduced gross profit by $0.3 million during the 2009 third quarter.
Selling, general and administrative (“SG&A”) expenses increased by $8.9 million in the 2010 third quarter compared with the third quarter of 2009. SG&A expenses declined to 14.2% of net sales in the 2010 third quarter, compared with 14.9% of net sales in the third quarter of 2009. An increase in special charges and higher incentive compensation accruals were the primary drivers of the increased SG&A expenses. Third quarter 2010 SG&A expenses included $5.5 million in special charges, primarily driven by expenses related to manufacturing rationalization activities and employee severance expenses. In the 2009 third quarter, SG&A expenses included special charges of $2.7 million primarily related to expense reduction initiatives.
Restructuring and impairment charges were $9.6 million in the 2010 third quarter compared with $11.1 million in the prior-year period. The primary drivers of the charges in the three months ended September 30, 2010, were previously announced restructuring projects related to our European manufacturing rationalization, including projects that will result in closing certain manufacturing operations related to our Color and Glass Performance Materials business in Portugal and our Electronic Materials and Specialty Plastics businesses in the Netherlands. In addition, we recorded a $2.2 million charge related to a decline in the value of property at a manufacturing site in the United States that was closed in 2008. Approximately $3.3 million of the restructuring charges during the 2010 third quarter were related to employee severance costs.
Interest expense declined by $7.4 million during the third quarter compared with the 2009 third quarter, largely as a result of lower average borrowing levels. Interest expense was also lower as a result of refinancing actions taken during the 2010 third quarter. During the quarter, we entered into a new credit agreement that provided for a five-year, $350 million revolving credit facility, and we issued $250 million in new Senior Notes due 2018. The proceeds from this financing were used to repay our previous revolving credit borrowing and term loans and to repay a portion of our 6.5% Convertible Notes that we purchased through a tender offer. The combined effects of this refinancing activity, including the write-off of unamortized fees related to the previous credit facility, reduced interest expense beginning in August 2010. Interest expense for the 2010 third quarter included a $0.8 million noncash write-off of unamortized fees related to a repayment of term loans.
We recorded a $19.3 million charge for losses on extinguishment of debt during the 2010 third quarter related to our refinancing activities. The charge included a write-off of unamortized fees and the difference between the carrying value and the fair market value of the portion of our 6.5% Convertible Notes purchased pursuant to our tender offer and a write-off of unamortized fees associated with our previous credit facility.
As part of our miscellaneous expense in the third quarter, we recorded charges of $6.8 million to settle our interest rate swaps in connection with the extinguishment of term loans that were part of our previous credit facility.
We manage currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period.
During the third quarter of 2010, income tax expense was $0.7 million, or (45.4)% of the pre-tax loss. In the prior-year period we recorded an income tax benefit of $3.7 million, or 399% of pre-tax loss. The change in the effective tax rate primarily was the result of a $0.6 million tax charge to adjust tax expense to reflect actual taxes on 2009 tax returns filed in jurisdictions worldwide and not recognizing a $1.3 million benefit on current losses incurred in jurisdictions with full valuation allowances.

We recorded a loss from continuing operations of $2.4 million in the 2010 third quarter, compared with income of $2.8 million in the prior-year period. The reduction was primarily the result of losses on extinguishment of debt and other charges related to our refinancing activities that were recorded in miscellaneous expense (income), net, as well as higher SG&A expenses, partly offset by higher gross profit, lower interest expense and reduced restructuring and impairment charges.

	Three months ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$166,953	$113,210	$53,743	47.5%
Performance Coatings	144,218	129,499	14,719	11.4%
Color and Glass Performance Materials	91,167	88,498	2,669	3.0%
Polymer Additives	77,291	67,660	9,631	14.2%
Specialty Plastics	42,633	39,040	3,593	9.2%
Pharmaceuticals	6,302	4,182	2,120	50.7%

Total segment sales	$528,564	$442,089	$86,475	19.6%

Segment Operating Income (Loss)
Electronic Materials	$31,394	$13,129	$18,265	139.1%
Performance Coatings	11,322	14,518	(3,196)	(22.0)%
Color and Glass Performance Materials	9,192	7,815	1,377	17.6%
Polymer Additives	6,970	4,386	2,584	58.9%
Specialty Plastics	4,253	2,977	1,276	42.9%
Pharmaceuticals	534	(1,316)	1,850	NM

Total segment operating income	$63,665	$41,509	$22,156	53.4%

NM	— Not meaningful
Electronic Materials Segment Results. Sales increased in Electronic Materials in all product areas, led by higher sales of conductive pastes and powders. Higher sales volume accounted for approximately $43 million of the sales growth, and changes in product mix and prices contributed an additional $10 million in increased sales. Changes in foreign currency exchange rates contributed $1 million to the overall sales growth. An increase of $27 million in precious metal sales, reflecting both increased volume and pricing, contributed to the overall sales increase. The costs of precious metals included in our electronic materials products are generally passed through to customers with minimal gross profit contribution. Sales increased in all regions compared with the prior-year period. Operating income increased due to a $19 million rise in gross profit that was partially offset by a $1 million increase in SG&A expenses. The higher gross profit was largely as a result of higher sales volume with additional contribution from changes in product pricing and mix.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of increased sales volume. Higher sales volume contributed approximately $27 million to sales growth in the quarter. This increase was partially offset by a $5 million decline in sales due to changes in product pricing and mix. Changes in foreign currency exchange rates reduced sales growth by an additional $7 million. The sales increase was led by higher sales in Europe-Middle East-Africa and the United States. Operating income declined as a result of a $1 million reduction in gross profit and a $2 million increase in SG&A expense. The decline in gross profit was the result of increased manufacturing costs due to higher repair and maintenance costs and production disruptions due to severe weather conditions in Latin America and changes in foreign currency exchange rates. These cost increases more than offset higher gross profit that resulted from higher sales.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials primarily due to increased sales volume, partially offset by reduced precious metal sales resulting from our April 2010 business combination. Higher sales volume accounted for approximately $10 million of sales growth. Changes in product pricing and mix reduced sales growth by $4 million, and sales growth was reduced by an additional $3 million due to changes in foreign currency exchange rates. Sales growth was primarily due to higher sales in the United States, partially offset by modest declines in Asia-Pacific and Latin America. Operating income increased as a result of a $2 million increase in gross profit due to higher sales volume. The increase in gross profit was partially offset by a $1 million increase in SG&A expenses.

Polymer Additives Segment Results. Sales increased in Polymer Additives as a result of improvements in product pricing and mix, with additional contributions from higher sales volume. Changes in pricing and mix contributed approximately $8 million to the increased sales, and higher sales volume contributed an additional $4 million to sales growth. Changes in foreign currency exchange rates reduced sales by approximately $2 million. Sales growth was generated primarily from the United States and Europe-Middle East-Africa, the principal markets for our polymer additives products. Operating income increased primarily as a result of a $3 million increase in gross profit driven by higher sales.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics due to changes in product price and mix as well as increased sales volume. Changes in product pricing and mix increased sales by approximately $3 million, and increased sales volume contributed an additional $2 million to the overall sales growth. Changes in foreign currency exchange rates reduced sales by approximately $1 million. Sales growth was primarily from the United States. Operating income increased as a result of a $0.9 million increase in gross profit and a $0.4 million reduction in SG&A expenses.
Pharmaceuticals Segment Results. Sales increased in the Pharmaceuticals business primarily as a result of product mix changes. The sales increase was due to higher sales in the United States. Operating income was recorded in the segment during the quarter, compared with an operating loss in the prior-year period, as a result of an increase in gross profit of $3 million, partially offset by a $1 million increase in SG&A expenses.

	Three months ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$260,650	$198,521	$62,129	31.3%
International	267,914	243,568	24,346	10.0%

Total	$528,564	$442,089	$86,475	19.6%

Sales growth was recorded in the United States, Europe-Middle East-Africa, Asia-Pacific and Latin America. In the 2010 third quarter, sales of products in the United States were 49% of total sales, compared with 45% in the third quarter of 2009. The increase in international sales was driven by higher sales in the Europe-Middle East-Africa region. Sales recorded in each region include products exported to customers that are located in other regions.

Comparison of the nine months ended September 30, 2010 and 2009

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands, except per share
	amounts)
Net sales	$1,564,914	$1,199,175	$365,739	30.5%
Cost of sales	1,215,354	985,531	229,823	23.3%

Gross profit	349,560	213,644	135,916	63.6%
Gross profit percentage	22.3%	17.8%
Selling, general and administrative expenses	215,635	196,526	19,109	9.7%
Restructuring and impairment charges	44,107	12,156	31,951
Other expense (income):
Interest expense	37,196	46,255	(9,059)
Interest earned	(542)	(689)	147
Losses on extinguishment of debt	19,331	—	19,331
Foreign currency losses, net	3,644	3,033	611
Miscellaneous expense, net	2,523	199	2,324

Income (loss) before income taxes	27,666	(43,836)	71,502
Income tax expense (benefit)	23,246	(15,844)	39,090

Income (loss) from continuing operations	4,420	(27,992)	32,412
Loss on disposal of discontinued operations, net of income taxes	—	(322)	322

Net income (loss)	$4,420	$(28,314)	$32,734

Diluted income (loss) per share	$0.04	$(0.69)	$0.73

Net sales for the nine months ended September 30, 2010, increased by 30% compared with the first nine months of 2009. The primary driver of the sales growth was increased sales volume, which accounted for approximately 23 percentage points of the overall sales growth. Changes in product prices and mix accounted for approximately 9 percentage points of the sale increase for the nine-month period. Changes in foreign currency exchange rates reduced sales growth by approximately 2 percentage points in the first nine months of 2010. Higher precious metal sales contributed approximately 9 percentage points to the overall sales increase during the period. The higher precious metal sales include the effects of both increased volume and higher prices for precious metals.
Gross profit increased as a consequence of higher net sales and due to cost reduction actions taken during prior periods, including staffing reductions, plant closures and restructuring actions. As a result, gross profit percentage increased to 22.3% in the first nine months of 2010 compared with 17.8% in the prior-year period. Charges included in cost of sales, including accelerated depreciation and severance costs associated with manufacturing rationalization activities, reduced gross profit by approximately $4.9 million during the first three quarters of 2010. Gross profit was reduced by charges of $3.9 million during the first three quarters of 2009, as a result of accelerated depreciation and other costs of our manufacturing rationalization activities.
Selling, general and administrative (“SG&A”) expenses increased by $19.1 million in the first nine months of 2010 compared with the prior-year period. SG&A expenses declined to 13.8% of net sales in the first nine months of 2010 compared with 16.4% of net sales in the first nine months of 2009. The primary drivers of the increased SG&A expenses during the first nine months of the year were increased incentive compensation accruals and higher special charges. During the first nine months of 2010, special charges of $13.5 million were included in SG&A expenses, primarily related to manufacturing rationalization projects, employee severance and corporate development activities. In the first nine months of 2009, SG&A expenses included $7.0 million in special charges, primarily related to expense reduction initiatives and manufacturing rationalization activities.

Restructuring and impairment charges increased to $44.1 million during the first three quarters of 2010, driven by the costs of our worldwide manufacturing rationalization. The largest contributors to the charges in the first nine months of 2010 were restructuring initiatives involving the closure of a plant in France, two manufacturing sites in the Netherlands, and certain manufacturing operations in Portugal. Also included in restructuring and impairment charges in the first nine months of 2010 was a charge of $2.2 million related to a reduction in the value of property at a manufacturing site in France, and an additional charge of $2.2 million related to a reduction in the value of property at a manufacturing site in the United States. Approximately $34.2 million of the restructuring and impairment charges in the first three quarters of 2010 were related to employee severance costs.
Interest expense declined by $9.1 million in the first nine months of 2010 compared with the prior-year period. The reduction was driven primarily by a decline in our average borrowing levels. Interest expense was also lower as a result of refinancing actions taken during the 2010 third quarter. The effects of this refinancing activity, including the write-off of unamortized fees related to our previous credit facility, reduced interest expense beginning in August 2010. Interest expense in the first three quarters of 2010 included a $2.3 million noncash write-off of fees related to repayments of our term loans prior to their final extinguishment.
We recorded a $19.3 million charge for loss on extinguishment of debt during the first nine months of 2010 related to our debt refinancing activities. The charge included a write-off of unamortized fees and the difference between the carrying value and the fair value of the portion of our 6.5% convertible notes purchased pursuant to our tender offer and a write-off of unamortized fees associated with our previous credit facility.
We manage currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The carrying values of these contracts are adjusted to market value and the resulting gains or losses are charged to income or expense in the period. Foreign currency translation losses in the first nine months of 2010 included a write-down of approximately $2.6 million related to receivables affected by a devaluation of the Venezuelan currency.
As part of our miscellaneous expense in the first nine months of 2010, we recorded a net pre-tax gain of $7.8 million as a result of a business combination in which Ferro Corporation and Heraeus of Hanau, Germany acquired from each other certain business lines related to decoration materials for ceramic and glass products. In addition, we recorded charges of $6.8 million to settle our interest rate swaps in connection with the extinguishment of term loans that were part of our previous credit facility and a charge of $3.5 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil.
During the first nine months of 2010, income tax expense was $23.2 million, or 84.0% of pre-tax income. In the prior-year period, we recorded an income tax benefit of $15.8 million, or 36.1% of pre-tax loss. The increase in the effective tax rate primarily resulted from a $1.5 million tax charge for the elimination of future tax deductions related to Medicare Part D subsidies as a result of The Patient Protection and Affordable Care Act signed into law in the U.S. during 2010, a charge of $1.8 million for valuation allowances recorded on deferred assets in Italy, a $0.6 million charge to adjust tax expense to reflect actual taxes on 2009 tax returns filed in jurisdictions worldwide, and not recognizing a $10.3 million benefit on current losses incurred in jurisdictions with full valuation allowances.

Income from continuing operations was $4.4 million in the first nine months of 2010, compared with a loss of $28.0 million in the first nine months of 2009. The improved income was primarily the result of higher gross profit, lower interest expense and the gain on a business combination related to ceramic colors, partially offset by higher restructuring and impairment charges, increased income tax expense, higher SG&A expense, and a loss on extinguishment of debt.

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$488,714	$296,269	$192,445	65.0%
Performance Coatings	414,546	355,420	59,126	16.6%
Color and Glass Performance Materials	288,196	232,264	55,932	24.1%
Polymer Additives	231,431	190,105	41,326	21.7%
Specialty Plastics	124,365	110,833	13,532	12.2%
Pharmaceuticals	17,662	14,284	3,378	23.6%

Total segment sales	$1,564,914	$1,199,175	$365,739	30.5%

Segment Operating Income (Loss)
Electronic Materials	$97,273	$21,933	$75,340	343.5%
Performance Coatings	35,226	20,144	15,082	74.9%
Color and Glass Performance Materials	26,457	7,583	18,874	248.9%
Polymer Additives	13,797	7,863	5,934	75.5%
Specialty Plastics	9,575	7,148	2,427	34.0%
Pharmaceuticals	388	(989)	1,377	NM

Total segment operating income	$182,716	$63,682	$119,034	186.9%

NM	— Not meaningful
Electronic Materials Segment Results. Sales increased in Electronic Materials in all product areas, led by higher sales of conductive pastes and powders. Increased sales volume accounted for approximately $120 million of the sales increase for the first nine months of 2010. Changes in product pricing and mix contributed an additional $70 million to sales growth, and changes in foreign currency exchange rates accounted for approximately $2 million in additional sales. An increase in precious metal sales of $102 million, reflecting changes in both volume and pricing, contributed to the overall sales increase. The costs of precious metals are generally passed through to our customers with minimal gross profit contribution. Sales growth in the first half of 2010 was the result of increased sales of products shipped from the United States, Europe-Middle East-Africa and Asia-Pacific. Operating income increased due to a $77 million increase in gross profit. The increase in gross profit was primarily the result of higher sales volume. Partially offsetting the improved gross profit was an increase of $2 million in SG&A expense.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of higher sales volume. Increased sales volume contributed approximately $65 million to growth in sales during the first nine months of 2010 compared with the prior-year period. Changes in product price and mix accounted for an additional $2 million in sales growth. Changes in foreign currency exchange rates reduced sales growth by approximately $8 million. Sales growth occurred in all regions with the largest dollar increases in Europe-Middle East-Africa. Operating income increased due to a $23 million increase in gross profit, primarily driven by increased sales volume. Partially offsetting the improved gross profit was an increase of $8 million in SG&A expense compared with the prior-year period.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials largely due to increased sales volume. Increased sales volume contributed approximately $50 million to sales growth in the first nine months of 2010. Changes in product pricing and mix accounted for an additional $10 million in sales growth, while changes in foreign currency exchange rates reduced growth by $4 million. Sales growth was recorded in the Europe-Middle East-Africa, the United States and Asia-Pacific regions. Operating income increased due to a $24 million increase in gross profit that was partially offset by a $5 million increase in SG&A expense. The increase in gross profit was primarily due to higher sales volume.

Polymer Additives Segment Results. Sales increased in Polymer Additives primarily due to higher sales volume and changes in product pricing and mix. Increased sales volume contributed approximately $30 million to sales growth in the first nine months of 2010. In addition, changes in product pricing and mix contributed another $13 million to sales growth. Changes in foreign currency exchange rates reduced sales growth by approximately $2 million. Sales growth was generated mainly from the United States, with a smaller contribution from Europe-Middle East-Africa. Operating profit increased as a result of a $7 million increase in gross profit partially offset by a $1 million increase in SG&A expense. The increase in gross profit was driven by higher sales volume.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics as a result of changes in product pricing and mix, as well as increased sales volume. Changes in product pricing and mix contributed $8 million to the sales growth, and increased sales volume accounted for an additional $7 million in sales growth in the first nine months of 2010. Changes in foreign currency exchange rates reduced sales by approximately $1 million. Sales growth was generated primarily in the United States. Operating income increased as a result of a $1 million increase in gross margin and a $1 million decline in SG&A expense.
Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals as a result of changes in product mix. Operating income was generated as a result of a $3 million increase in gross profit that was partially offset by a $2 million increase in SG&A expense.

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$778,140	$549,538	$228,602	41.6%
International	786,774	649,637	137,137	21.1%

Total	$1,564,914	$1,199,175	$365,739	30.5%

Sales increased in all regions during the first nine months of 2010 compared with the prior-year period. Sales in the United States were 50% of total net sales in the first nine months of 2010, compared with 46% of total net sales in the prior-year period. The increase in international sales was driven by higher sales in Europe-Middle East-Africa and Asia-Pacific. Sales recorded in each region include products that are exported to customers located in other regions.

Summary of Cash Flows for the nine months ended September 30, 2010 and 2009

	Nine months ended
	September 30,
	2010	2009	$ Change
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$180,455	$(5,769)	$186,224
Net cash used for investing activities	(14,282)	(30,431)	16,149
Net cash (used for) provided by financing activities	(120,692)	37,183	(157,875)
Effect of exchange rate changes on cash and cash equivalents	1,368	3,097	(1,729)

Increase in cash and cash equivalents	$46,849	$4,080	$42,769

Details of net cash provided by (used for) operating activities for the nine months ended September 30 were as follows:

	2010	2009	$ Change
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$4,420	$(28,314)	$32,734
Depreciation and amortization	59,510	63,501	(3,991)
Precious metals deposits	112,434	(92,330)	204,764
Accounts and trade notes receivable	(51,864)	(5,531)	(46,333)
Inventories	(30,552)	77,477	(108,029)
Accounts payable	32,586	(10,758)	43,344
Other changes in current assets and liabilities, net	30,664	8,774	21,890
Other adjustments, net	23,257	(18,263)	41,520

Net cash provided by (used for) continuing operations	180,455	(5,444)	185,899
Net cash used for discontinued operations	—	(325)	325

Net cash provided by (used for) operating activities	$180,455	$(5,769)	$186,224

Cash flows from operating activities increased by $186.2 million in the first nine months of 2010 compared with the prior-year period. Year-over-year cash flows from operating activities increased $204.8 million due to changes in precious metal deposits, $43.3 million due to changes in accounts payable, $32.7 million due to higher net income, $21.9 million due to other changes in current assets and liabilities, and $19.3 million due to a noncash loss on extinguishment of debt recognized in 2010. Partially offsetting these effects, year-over-year cash flows from operating activities decreased $108.0 million due to changes in inventories and $46.3 million due to changes in accounts and trade notes receivable. Accounts payable, inventories, and accounts and trade notes receivable increased in the first nine months of 2010 in response to improved customer demand as worldwide markets continued to recover from the economic downturn in 2009.
Cash flows from investing activities increased $16.1 million in the first nine months of 2010 compared with the prior-year period. Capital expenditures decreased to $27.7 million in the first nine months of 2010 from $30.7 million in the first nine months of 2009. In the first nine months of 2010, we had net proceeds of $7.4 million from the sale of assets, primarily property, plant and equipment from sites in Uden and Rotterdam, Netherlands, and $5.9 million in connection with our business combination with Heraeus.
Cash flows from financing activities decreased $157.9 million in the first nine months of 2010 compared with the prior-year period. In the first nine months of 2010, we issued $250.0 million of Senior Notes, repaid $231.4 million of term loans, redeemed $100.8 million of Convertible Notes, and repaid $17.8 million on our asset securitization program, while in the first nine months of 2009, we borrowed $28.6 million on our asset securitization program and $19.6 million on our former revolving credit facility.

Capital Resources and Liquidity
7.875% Senior Notes
In August 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). We used portions of the proceeds from the offering to repay all of the remaining term loans and revolving borrowings outstanding under a credit facility originally entered into in 2006 and as amended and restated through November 2009 (the “2009 Amended and Restated Credit Facility”). We also used portions of the proceeds from the offering to repurchase the 6.50% Convertible Senior Notes (the “Convertible Notes”) that were tendered pursuant to a related tender offer. The Senior Notes were issued at par and bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011.
The Senior Notes mature on August 15, 2018. We may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount. In addition, through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined Applicable Premium. The definition can be found in the indenture governing the Senior Notes, which was filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 24, 2010.
The Senior Notes do not contain any financial covenants. However, the Senior Notes do contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business.
6.50% Convertible Senior Notes
In July 2010, we commenced a cash tender offer to purchase all of our Convertible Notes. In August 2010, we purchased $100.5 million of the Convertible Notes, which were tendered pursuant to the offer. In September 2010, we purchased $0.3 million of the Convertible Notes on the open market. Convertible Notes outstanding totaled $71.7 million at September 30, 2010, and $172.5 million at December 31, 2009.
2009 Amended and Restated Credit Facility
Our 2009 Amended and Restated Credit Facility included a senior term loan facility and a senior revolving credit facility. In June 2010, we made an early principal payment of $50 million on our outstanding term loans. In August 2010, we made another early principal repayment of $33.6 million. Also in August 2010, we amended the 2009 Amended and Restated Credit Facility and paid the remaining $147.8 million on our outstanding term loans and the remaining $75.5 million on our outstanding revolving borrowings. We treated the amendment as an extinguishment of the 2009 Amended and Restated Credit Facility.
2010 Amended and Restated Credit Facility
In August 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). At September 30, 2010, there were no borrowings under this facility. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. We are subject to a number of restrictive covenants under this facility. These covenants include requirements for a minimum fixed charge coverage ratio and a maximum leverage ratio. Definitions of the covenants and our required performance can be found in our 2010 Credit Facility, which was filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2010.
Off Balance Sheet Arrangements
International Receivable Sales Programs. We maintain several international programs to sell trade accounts receivable to financial institutions. Ferro had received net proceeds under the international programs of $2.8 million at September 30, 2010, and $10.3 million at December 31, 2009, for outstanding receivables.
Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $136.9 million at September 30, 2010, and $101.4 million at December 31, 2009, measured at fair value based on market prices for identical assets. In 2009, several participants in our precious metals program renewed their requirement for us to deliver cash collateral to secure our obligations arising under the consignment agreements. At December 31, 2009, we had delivered $112.4 million in cash collateral to those financial institutions. At September 30, 2010, cash collateral required under the consignment agreements was $-0-. We may be required to furnish cash collateral in the future based on our level of consigned precious metals.

Liquidity Requirements
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under replacement credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first three quarters of 2010, cash flows from operating activities were sufficient to fund our investing activities, primarily capital expenditures for property plant and equipment. We had borrowing capacity of $408.7 million at September 30, 2010, and $202.4 million at December 31, 2009, available under various credit facilities, primarily our revolving credit facility. To enhance liquidity, we have taken actions that include a variety of restructuring activities and suspension of dividend payments on our common stock.
Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. Uncertainties in the global capital markets have not prohibited us from accessing the capital markets. In addition, financial market conditions and access to credit have improved over the last several quarters, evidenced by the number of financing transactions consummated in the credit markets and the pricing of these offerings.
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

Critical Accounting Policies and Their Application
There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Risk Factors
Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to instruments that are sensitive to fluctuations in interest rates and foreign currency exchange rates.
Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed versus variable-rate debt after considering the interest rate environment and expected future cash flows. To reduce our exposure to interest rate changes on variable-rate debt, we had entered into interest rate swap agreements. These swaps effectively converted a portion of our variable-rate debt to a fixed rate. In the third quarter of 2010, in conjunction with repayment of our remaining outstanding term loans, we settled these swaps. Our objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.
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
The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$35	$1,170
Fixed-rate debt:
Carrying amount	319,975	161,050
Fair value	334,013	160,275
Change in fair value from 1% increase in interest rate	(16,477)	(4,814)
Change in fair value from 1% decrease in interest rate	17,653	5,000
Foreign currency forward contracts:
Notional amount	192,254	178,922
Carrying amount and fair value	(4,755)	723
Change in fair value from 10% appreciation of U.S. dollar	7,257	5,571
Change in fair value from 10% depreciation of U.S. dollar	(8,870)	(6,809)
Interest rate swaps:
Notional amount	—	150,000
Carrying amount and fair value	—	(9,516)
Change in fair value from 1% increase in interest rate	—	2,226
Change in fair value from 1% decrease in interest rate	—	(2,263)

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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
During the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, other than as follows:
We may not pay dividends on our common stock at any time in the foreseeable future.
Holders of our common stock are entitled to receive such dividends as our board of directors from time to time may declare out of funds legally available therefor. Our board of directors has no obligation to declare dividends under Ohio law or our amended articles of incorporation. The restrictive covenants contained in our credit facility limit the amount of dividends we can pay on our common stock. We may not pay dividends on our common stock in the foreseeable future. Any determination by our board of directors to pay dividends in the future will be based on various factors, including our financial condition, results of operations, current and anticipated cash needs, and any limits that our then-existing credit facility places on our ability to pay dividends.

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

Date: October 25, 2010	FERRO CORPORATION (Registrant)
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2010
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

3.4	Ferro Corporation Code of Regulations, as amended and restated on April 30, 2010.

4	Instruments defining rights of security holders, including indentures

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

4.3
Form of First Supplemental Indenture, by and between the Company and Wilmington Trust FSB, governing the Company’s 7.875% Senior Notes due 2018 (including form of Note). (Reference is made to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010, which Exhibit is incorporated here by reference.)

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Exhibit:

10.1
Separation Agreement and Release, dated July 14, 2010, between Ferro Corporation and Sallie B. Bailey. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 20, 2010, which Exhibit is incorporated here by reference.)

10.2
First Amendment to Second Amended and Restated Credit Agreement. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 27, 2010, which Exhibit is incorporated here by reference.)

10.3
Third Amended and Restated Credit Agreement, dated August 24, 2010, by and among Ferro Corporation, the various financial institutions from time to time party thereto and PNC Bank, National Association, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as agents. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010, which Exhibit is incorporated here by reference.)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.