Form 10-Q
period 2011-03-31
FERRO CORP
filed 2011-04-27
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
At March 31, 2011, there were 86,555,712 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands,
	except per share amounts)
Net sales	$573,009	$492,865
Cost of sales	452,683	385,931

Gross profit	120,326	106,934
Selling, general and administrative expenses	76,818	70,948
Restructuring and impairment charges	1,630	13,332
Other expense (income):
Interest expense	6,826	12,911
Interest earned	(74)	(331)
Foreign currency losses, net	1,310	3,548
Miscellaneous expense (income), net	518	(1,251)

Income before income taxes	33,298	7,777
Income tax expense	10,107	8,589

Net income (loss)	23,191	(812)
Less: Net income (loss) attributable to noncontrolling interests	301	(744)

Net income (loss) attributable to Ferro Corporation	22,890	(68)
Dividends on preferred stock	(165)	(165)

Net income (loss) attributable to Ferro Corporation common shareholders	$22,725	$(233)

Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings per share	$0.26	$—
Diluted earnings per share	0.26	—

Dividends per share of common stock	—	—
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$29,593	$29,035
Accounts receivable, net	359,851	302,448
Inventories	249,300	202,067
Deposits for precious metals	—	28,086
Deferred income taxes	25,299	24,924
Other receivables	32,258	27,762
Other current assets	10,495	7,432

Total current assets	706,796	621,754
Other assets
Property, plant and equipment, net	389,709	391,496
Goodwill	219,852	219,716
Amortizable intangible assets, net	11,795	11,869
Deferred income taxes	125,559	121,640
Other non-current assets	83,988	67,880

Total assets	$1,537,699	$1,434,355

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$56,581	$3,580
Accounts payable	242,425	207,770
Income taxes	15,724	8,823
Accrued payrolls	35,483	49,590
Accrued expenses and other current liabilities	77,641	75,912

Total current liabilities	427,854	345,675
Other liabilities
Long-term debt, less current portion	291,109	290,971
Postretirement and pension liabilities	189,761	189,058
Deferred income taxes	2,358	2,211
Other non-current liabilities	21,581	22,833

Total liabilities	932,663	850,748
Series A convertible preferred stock (approximates redemption value)	—	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	93,436
Paid-in capital	315,501	323,015
Retained earnings	384,889	362,164
Accumulated other comprehensive loss	(45,908)	(50,949)
Common shares in treasury, at cost	(154,001)	(164,257)

Total Ferro Corporation shareholders’ equity	593,917	563,409
Noncontrolling interests	11,119	10,771

Total equity	605,036	574,180

Total liabilities and equity	$1,537,699	$1,434,355

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
						Accumulated
	Common Shares					Other	Non-
	in Treasury		Common	Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interests	Total Equity
	(In thousands)
Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495
Net loss					(68)		(744)	(812)
Other comprehensive income (loss), net of tax:
Foreign currency translation						(11,011)	1	(11,010)
Postretirement benefit liabilities						168		168
Raw material commodity swaps						(107)		(107)
Interest rate swaps						724		724

Total comprehensive loss								(11,037)
Cash dividends:
Preferred					(165)			(165)
Stock-based compensation transactions	(68)	2,832		(2,086)				746

Balances at March 31, 2010	7,307	$(168,735)	$93,436	$329,290	$356,895	$(70,373)	$9,526	$550,039

Balances at December 31, 2010	7,242	$(164,257)	$93,436	$323,015	$362,164	$(50,949)	$10,771	$574,180
Net income					22,890		301	23,191
Other comprehensive income (loss), net of tax:
Foreign currency translation						5,532	47	5,579
Postretirement benefit liabilities						(491)		(491)

Total comprehensive income								28,279
Cash dividends:
Preferred					(165)			(165)
Stock-based compensation transactions	(362)	10,256		(7,514)				2,742

Balances at March 31, 2011	6,880	$(154,001)	$93,436	$315,501	$384,889	$(45,908)	$11,119	$605,036

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(28,580)	$7,604
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(16,037)	(8,623)
Proceeds from sale of assets	1,132	469

Net cash used for investing activities	(14,905)	(8,154)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	52,944	(1,181)
Proceeds from long-term debt	209,677	146,100
Principal payments on long-term debt	(209,677)	(145,200)
Redemption of convertible preferred stock	(9,427)	—
Cash dividends paid	(165)	(165)
Other financing activities	331	252

Net cash provided by (used for) financing activities	43,683	(194)
Effect of exchange rate changes on cash and cash equivalents	360	(69)

Increase (decrease) in cash and cash equivalents	558	(813)
Cash and cash equivalents at beginning of period	29,035	18,507

Cash and cash equivalents at end of period	$29,593	$17,694

Cash paid during the period for:
Interest	$11,540	$13,279
Income taxes	6,930	5,505
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and its subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three months ended March 31, 2011, are not necessarily indicative of the results expected in subsequent quarters or for the full year. We combined the captions for impairment charges and restructuring charges in the prior-period statements of operations to conform the presentation to the current period.
2. Accounting Standards Adopted in the Three Months Ended March 31, 2011
On January 1, 2011, we prospectively adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”) and ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”). ASU 2009-13 applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. ASU 2010-17 defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.
3. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Raw materials	$82,878	$63,856
Work in process	45,313	38,684
Finished goods	121,109	99,527

Total inventories	$249,300	$202,067

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $2.0 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals consignment program of $268.5 million at March 31, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the lines provided by some of the financial institutions. At March 31, 2011, no cash collateral was outstanding.
4. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $612.1 million at March 31, 2011, and $594.3 million at December 31, 2010. Unpaid capital expenditure liabilities, which are noncash investing activities, were $5.9 million at March 31, 2011, and $6.0 million at March 31, 2010.

5. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Loans payable to banks	$163	$709
Domestic accounts receivable asset securitization program	50,000	—
International accounts receivable sales programs	3,480	—
Current portion of long-term debt	2,938	2,871

Total loans payable and current portion of long-term debt	$56,581	$3,580

Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	33,576	33,368
Capitalized lease obligations	6,027	6,177
Other notes	4,444	4,297

Total long-term debt	294,047	293,842
Less current portion	(2,938)	(2,871)

Total long-term debt, less current portion	$291,109	$290,971

Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In June 2010, we extended the maturity of this $50 million facility through May 2011. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activity. At March 31, 2011, the advances received were secured by $115.9 million of accounts receivable. The interest rate under this program is LIBOR plus 1.6% and was 1.9% at March 31, 2011.
In the first quarter of 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activity. At March 31, 2011, the commitments supporting these programs totaled $19.8 million, the advances received were secured by $13.5 of accounts receivable, and additional borrowings available under the programs were $6.8 million.
Prior to 2011, we maintained several international programs to sell without recourse trade accounts receivable to financial institutions. Advances received under these programs were accounted for as proceeds from the sales of receivables and included in net cash provided by operating activity. In the first quarter of 2011, these programs expired or were terminated. Ferro had received net proceeds under these programs of $3.4 million at December 31, 2010, for outstanding receivables.
7.875% Senior Notes
The Senior Notes were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011, and mature on August 15, 2018. We may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount. In addition, through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1.0% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note.
The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.
6.50% Convertible Senior Notes
The Convertible Notes were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.8 million at March 31, 2011, and $35.8 million at December 31, 2010. At March 31, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.
2010 Credit Facility
In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). We had no borrowings under this facility at March 31, 2011, or December 31, 2010. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets.
We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. At March 31, 2011, we were in compliance with the covenants of the 2010 Credit Facility.
Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility is the more limiting of the two covenants and is described in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
6. Financial Instruments
The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:
•	Cash and cash equivalents;

•	Notes receivable;

•	Deposits;

•	Miscellaneous receivables; and

•	Short-term loans payable to banks.
Long-term Debt
The following financial instruments are measured at fair value for disclosure purposes:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$265,000	$250,000	$266,563
6.50% Convertible Senior Notes, net of unamortized discounts	33,576	35,662	33,368	36,379
Other notes	4,444	3,723	4,297	3,600

The fair values of the Senior Notes and the Convertible Notes are based on a third party’s estimated bid prices. The fair values of the revolving credit facility and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.
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
Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of a former variable-rate term loan facility to a fixed rate through June 2011. These swaps were designated and qualified as cash flow hedges. The fair value of these swaps was based on the present value of expected future cash flows, which reflected assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the swaps. In the third quarter of 2010, in conjunction with repayment of our remaining outstanding term loans, we settled these swaps and reclassified $6.8 million from accumulated other comprehensive income to miscellaneous expense.
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $232.1 million at March 31, 2011, and $187.3 million at December 31, 2010.
The following table presents the fair value on our consolidated balance sheets of our foreign currency forward contracts, which are not designated as hedging instruments:

	March 31,	December 31,
	2011	2010	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$65	$1,261	Accrued expenses and other current liabilities

Liability derivatives:
Foreign currency forward contracts	(6,625)	(1,501)	Accrued expenses and other current liabilities
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The classifications within the fair value hierarchy of these financial instruments were as follows:

	March 31, 2011				December 31,
	Level 1	Level 2	Level 3	Total	2010
	(Dollars in thousands)
Liabilities:
Foreign currency forward contracts, net	$—	$(6,560)	$—	$(6,560)	$(240)

The following table presents the effect of derivative instruments on our consolidated financial performance for the three months ended March 31:

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
	Recognized in OCI		into Income		Reclassified from AOCI
	2011	2010	2011	2010	into Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$—	$(866)	$—	$(1,989)	Interest expense

	Amount of Gain (Loss)
	Recognized in Income
	2011	2010	Location of Gain (Loss) in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$(7,560)	$11,427	Foreign currency losses, net
7. Income Taxes
Income tax expense for the three months ended March 31, 2011, was $10.1 million, or 30.4% of pre-tax income. In the prior-year period, we recorded income tax expense of $8.6 million, or 110.4% of pre-tax loss. The decrease in the effective tax rate was primarily due to a decrease in the amount of losses in jurisdictions with full valuation allowances for which no benefit is recognized. In addition, as compared to the three months ended March 31, 2010, the Company recognized greater benefits related to earnings in jurisdictions with tax rates that are substantially less than the U.S. tax rate of 35% and to domestic manufacturing deductions and research and development credits.
8. Contingent Liabilities
There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
The Company has a non-operating facility in Brazil that is environmentally contaminated. We have recorded an undiscounted remediation liability because we believe the liability is incurred and the amount of contingent loss is reasonably estimable. The recorded liability associated with this facility was $9.9 million at March 31, 2011, and $9.8 million at December 31, 2010. The ultimate loss will depend on the extent of contamination found as the project progresses and acceptance by local authorities of remediation activities, including the time frame of monitoring involved.
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

9. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31 is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$—	$7	$539	$882	$—	$—
Interest cost	5,114	5,156	1,432	2,735	482	607
Expected return on plan assets	(5,136)	(4,491)	(810)	(1,899)	—	—
Amortization of prior service cost	18	24	(33)	(132)	(100)	(399)
Net amortization and deferral	3,235	3,456	161	147	(160)	(43)
Curtailment and settlement effects	—	—	—	(726)	—	—

Net periodic benefit cost	$3,231	$4,152	$1,289	$1,007	$222	$165

In our U.S. plans, improvement through December 2010 in the valuation of pension investments increased our 2011 expected return on plan assets. In our non-U.S. plans, various curtailments and settlements recorded in 2010 decreased our benefit obligations and plan assets, which in turn reduced our 2011 interest cost and expected return on plan assets. In the first quarter of 2010, a gain from the settlement of certain pension obligations in Japan was recognized.
10. Serial Convertible Preferred Stock
We are authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”) at a price of $46.375 per share for a total consideration of $70.5 million. Subsequently, all shares of the Series A Preferred Stock were allocated to participating individual employee accounts, and most of the shares were redeemed or converted by the Trustee to provide for distributions to, loans to, or withdrawals by participants or to satisfy an investment election provided to participants. At December 31, 2010, there were 203,282 shares of Series A Preferred Stock outstanding.
The Company can redeem any or all of the Series A Preferred Stock at any time. The redemption price is $46.375 per preferred share plus earned but unpaid dividends as of the date of redemption. In the first quarter of 2011, we redeemed in cash all outstanding Series A Preferred Stock for $9.4 million plus earned but unpaid dividends.

11. Stock-Based Compensation
In 2010, our shareholders approved the 2010 Long-Term Incentive Plan (the “Plan”). The Plan’s purpose is to promote the Company’s and the shareholders’ long-term financial interests by attracting, retaining and motivating high-quality, key employees and directors and aligning their interests with those of its shareholders. The Plan reserves 5,000,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, deferred stock units, restricted shares, performance shares, other common-stock-based awards, and dividend equivalent rights. No future grants may be made under previous incentive plans. However, any outstanding awards or grants made under these plans will continue until the end of their specified terms.
The stock-based compensation transactions in equity consisted of the following for the three months ended March 31, 2011:

	Common Shares in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	(191)	$4,763	$(2,031)
Deferred stock units	(80)	2,013	(1,858)
Restricted shares	(128)	3,446	(3,515)
Performance shares, net	37	(537)	461
Directors’ deferred compensation	—	571	(571)
Preferred stock conversions	—	—	—

Total	(362)	$10,256	$(7,514)

12. Restructuring and Cost Reduction Programs
During the first quarter of 2011, we continued to wind down our restructuring programs. Current period charges primarily relate to facility closing and exit costs in Limoges, France; Casiglie, Italy; and Castanheira do Ribatejo, Portugal.
For the three months ended March 31, 2011 and 2010, total charges resulting from these activities were $1.8 million and $14.3 million, respectively, of which $0.2 million and $1.0 million, respectively, were recorded in cost of sales as they related to accelerated depreciation on assets to be disposed, and the remaining $1.6 million and $13.3 million, respectively, were reported as restructuring and impairment charges.
We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee		Asset
	Severance	Other Costs	Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2010	$2,429	$5,863	$—	$8,292
Restructuring charges	960	667	3	1,630
Cash payments	(1,691)	(2,570)	—	(4,261)
Currency translation adjustment	100	317	—	417
Non-cash items	(27)	(109)	(3)	(139)

Balance at March 31, 2011	$1,771	$4,168	$—	$5,939

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

13. Earnings Per Share
Details of the calculation of basic and diluted earnings per share attributable to Ferro Corporation common shareholders are shown below:

	Three months ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$22,725	$(233)
Weighted-average common shares outstanding	85,975	85,836
Basic earnings per share attributable to Ferro Corporation common shareholders	$0.26	$—

Diluted earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$22,725	$(233)
Plus: Convertible preferred stock dividends, net of tax	103	—

Total	$22,828	$(233)

Weighted-average common shares outstanding	85,975	85,836
Assumed exercise of stock options	351	—
Assumed satisfaction of deferred stock unit conditions	64	—
Assumed satisfaction of restricted share conditions	361	—
Assumed conversion of convertible notes	—	—
Assumed conversion of convertible preferred stock	528	—

Weighted-average diluted shares outstanding	87,279	85,836

Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.26	$—
14. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Net income (loss)	$23,191	$(812)
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,579	(11,010)
Postretirement benefit liabilities	(491)	168
Raw material commodity swaps	—	(107)
Interest rate swaps	—	724

Total comprehensive income (loss)	28,279	(11,037)
Less: Comprehensive income (loss) attributable to noncontrolling interests	348	(743)

Comprehensive income (loss) attributable to Ferro Corporation	$27,931	$(10,294)

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
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We measure segment income for internal reporting purposes by excluding unallocated corporate expenses, restructuring and impairment charges, other expenses (income) and income taxes. Unallocated corporate expenses consist primarily of corporate employment costs and professional services.
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Electronic Materials	$202,347	$147,233
Performance Coatings	136,700	128,191
Color and Glass Performance Materials	99,805	99,332
Polymer Additives	85,862	74,476
Specialty Plastics	42,629	38,373
Pharmaceuticals	5,666	5,260

Total net sales	$573,009	$492,865

Each segment’s income and reconciliations to income before taxes follow:

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Electronic Materials	$32,589	$28,482
Performance Coatings	7,405	9,482
Color and Glass Performance Materials	9,830	7,283
Polymer Additives	6,451	3,991
Specialty Plastics	1,909	1,819
Pharmaceuticals	1,156	125

Total segment income	59,340	51,182
Unallocated corporate expenses	15,832	15,196
Restructuring and impairment charges	1,630	13,332
Other expense, net	8,580	14,877

Income before income taxes	$33,298	$7,777

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Customer demand improved gradually in the first quarter, in aggregate, compared with the prior-year quarter. Demand for our electronic materials increased during the quarter, including demand for our metal pastes and powders and our surface finishing materials. Sales volume generally remains below the levels we experienced prior to the 2009 global economic decline.
Net sales increased by 16% in the three months ended March 31, 2011, compared with the first quarter of 2010. Increased precious metal costs, which are passed through to customers with little gross margin, were a driver of the increased sales, in combination with higher sales in the Performance Coatings, Polymer Additives and Specialty Plastics segments. In aggregate, changes in sales product pricing and mix changes contributed approximately 16 percentage points to the growth in net sales compared with the prior-year period. Changes in foreign currency exchange rates contributed 1 percentage point to the sales growth, and changes in volume reduced sales by less than one percentage point.
Raw material costs, in aggregate, increased during the quarter by approximately $27 million compared with the prior-year quarter, reflecting widespread commodity cost increases in the global economy. Changes in product pricing kept pace with increasing raw material costs across the business as a whole. Increasing prices to cover raw materials cost increases was the most challenging in the Specialty Plastics and Performance Coatings businesses.
Gross profit increased in the quarter compared with the prior-year quarter, driven by higher product sales. Increased precious metal sales did not contribute significantly to gross profit during the quarter because precious metal costs are passed through to customers with little gross profit.
Selling, general and administrative (“SG&A”) expenses increased compared with the prior-year period, primarily due to higher compensation expenses and spending for a new initiative to standardize and streamline management information systems.
Restructuring and impairment charges decreased significantly compared to the first quarter of 2010. The major operational activities related to the restructuring programs, initiated in 2006, were completed during 2010. The remaining restructuring activities are primarily related to residual costs at manufacturing sites where production activities have ended.
Interest expense declined in the first quarter as a result of lower borrowing levels and reduced amortization of debt issuance costs.
We recorded income from continuing operations in the first quarter of 2011, compared to a loss from continuing operations in the first quarter of 2010. The higher income was the result of higher gross profit from increased sales, reduced restructuring and impairment charges, and reduced interest expense. These improvements were partially offset by higher SG&A expenses.
Outlook
We expect normal seasonality across our businesses during 2011. Many of our businesses provide materials that are used in, or are influenced by, commercial and residential construction activities. The construction markets generally are more active in the spring and summer months, leading to stronger demand for our products in the latter portion of the first quarter and the second quarter of each year. We expect demand for our products to follow this historical pattern during 2011.
However, sales of our conductive pastes used in solar cells are subject to a variety of non-seasonal economic influences, including public policy decisions in various jurisdictions around the world, interest rates, and the prices and inventory levels of completed solar power modules. Changes in public policy, including possible reductions of incentives to install solar power or limits to the quantity of installations that are eligible for incentives, may reduce demand for our products during some future periods. We believe that increased inventories of solar power modules is likely to reduce demand for our conductive pastes in the next three to six months, as this excess inventory is reduced. We continue to believe that there are attractive long-term growth opportunities for our metal pastes as a result of growth in the solar power market during the next several years.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended March 31, 2011 and 2010

	Three months ended
	March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$573,009	$492,865	$80,144	16.3%
Cost of sales	452,683	385,931	66,752	17.3%

Gross profit	120,326	106,934	13,392	12.5%
Gross profit percentage	21.0%	21.7%
Selling, general and administrative expenses	76,818	70,948	5,870	8.3%
Restructuring and impairment charges	1,630	13,332	(11,702)
Other expense (income):
Interest expense	6,826	12,911	(6,085)
Interest earned	(74)	(331)	257
Losses on extinguishment of debt	—	—	—
Foreign currency losses, net	1,310	3,548	(2,238)
Miscellaneous expense (income), net	518	(1,251)	1,769

Income before income taxes	33,298	7,777	25,521
Income tax expense	10,107	8,589	1,518

Net income (loss)	$23,191	$(812)	$24,003

Diluted earnings per share	$0.26	$—	$0.26
Net sales increased by 16% in the three months ended March 31, 2011, reflecting increased customer demand across our markets. Increased precious metal sales in Electronic Materials were a driver of the overall growth in sales, in combination with higher sales in the Performance Coatings, Polymer Additives and Specialty Plastics segments. Changes in product pricing and mix were the primary driver of the increased net sales, accounting for 16 percentage points of the overall sales increase compared to the prior-year quarter. Changes in foreign currency exchange rates contributed approximately 1 percentage point to the sales growth and changes in sales volume reduced overall sales by less than one percentage point. The changes in sales volume, product mix and prices include the effects of increased precious metal sales. Higher precious metal sales contributed approximately 10 percentage points to the overall sales increase during the quarter.
Gross profit increased as a result of higher net sales and due to cost reduction actions taken in prior periods, including plant closures and other restructuring actions. Gross profit percentage declined to 21.0% of sales from 21.7% of sales primarily as a result of higher precious metal sales. Precious metal costs are passed through to customers with little gross margin, so increased precious metal sales result in reduced gross profit percentage. Charges, primarily related to residual costs at closed manufacturing sites involved in restructuring initiatives, reduced gross profit by $1.6 million during the first three months of 2011. In the first quarter of 2010, gross profit was reduced by $1.6 million as a result of charges primarily due to accelerated depreciation related to manufacturing rationalization activities.
Selling, general and administrative (“SG&A”) expenses increased by $5.9 million in the 2011 first quarter compared with the first three months of 2010. SG&A expenses were 13.4% of net sales during the first quarter, down from 14.4% of sales in the prior-year period. The increased SG&A spending included increased compensation expenses and expenses associated with an initiative to streamline and standardize business processes and improve management information systems tools. SG&A expenses in the first quarter of 2011 included special charges of $1.1 million, primarily related to expenses at closed sites impacted by restructuring initiatives. SG&A expenses in the first quarter of 2010 included charges of $2.4 million primarily related to severance charges from staffing reductions and to corporate development activities.
Restructuring and impairment charges declined to $1.6 million in the first three months of 2011 compared with $13.3 million in the first quarter of 2010. The significant decline reflects the reduction in restructuring activities as we complete the final actions related to our multi-year manufacturing rationalization initiatives.

Interest expense declined by $6.1 million in the 2011 first quarter, compared with the first quarter of 2010. Reduced borrowing levels and a decline in amortization of debt issuance costs were the drivers of the decline in interest expense.
We are exposed to the impact of exchange rate fluctuations on foreign currency positions arising from our international trade. We manage these currency risks principally by entering into forward contracts. The carrying values of the open contracts at quarter-end are adjusted to market value and the resulting gains or losses are charged to income or expense in the period, partially offsetting the effects of changes in foreign currency exchange rates on the underlying positions. Foreign currency translation losses in the first quarter of 2010 included a write down of approximately $2.6 million related to receivables affected by a devaluation of the Venezuelan currency.
During the first quarter of 2011, we recognized income tax expense of $10.1 million, or 30.4% of pre-tax income. In the first quarter of 2010, we recorded income tax expense of $8.6 million, or 110% of pre-tax income. The decrease in the effective tax rate was primarily due to a decline in the amount of losses in jurisdictions with full valuation allowances for which no benefit is recognized. In addition, as compared with the 2010 first quarter, we recognized greater benefits from earnings in jurisdictions with tax rates that are substantially less than the U.S. tax rate of 35% and from certain U.S. tax credits and deductions.
Net income increased to $23.2 million in the first quarter from a loss of $0.8 million in the prior-year period. The improvement was driven by higher gross profit from increased sales, reduced restructuring and impairment charges, and reduced interest expense. Partially offsetting these reduced expenses were higher SG&A expenses.

	Three months ended
	March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$202,347	$147,233	$55,114	37.4%
Performance Coatings	136,700	128,191	8,509	6.6%
Color and Glass Performance Materials	99,805	99,332	473	0.5%
Polymer Additives	85,862	74,476	11,386	15.3%
Specialty Plastics	42,629	38,373	4,256	11.1%
Pharmaceuticals	5,666	5,260	406	7.7%

Total segment sales	$573,009	$492,865	$80,144	16.3%

Segment Operating Income
Electronic Materials	$32,589	$28,482	$4,107	14.4%
Performance Coatings	7,405	9,482	(2,077)	(21.9)%
Color and Glass Performance Materials	9,830	7,283	2,547	35.0%
Polymer Additives	6,451	3,991	2,460	61.6%
Specialty Plastics	1,909	1,819	90	4.9%
Pharmaceuticals	1,156	125	1,031	NM

Total segment operating income	$59,340	$51,182	$8,158	15.9%

NM — Not meaningful
Electronic Materials Segment Results. Sales increased in Electronic Materials, driven by higher precious metal costs that are passed through to customers as a portion of our product prices. Sales volume increased in our metal pastes and powders, although this was partially offset by lower sales of dielectric powders. Sales of dielectric powder products declined as a result of closing our manufacturing site in the Netherlands during 2010. Changes in product pricing and mix accounted for $53 million of the sales increase during the quarter. Changes in foreign currency exchange rates contributed an additional $4 million to sales growth while reductions in volume reduced sales growth by $2 million. Sales increases were driven by higher sales from manufacturing facilities in the United States and Asia-Pacific. Operating income increased due to a $6 million increase in gross profit, partially offset by a $2 million increase in SG&A expenses. The increase in gross profit was primarily due to a mix shift to higher margin products. The change in SG&A expense was due to increased expenses required to support the growing business.

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher product prices and increased volumes. Increased product pricing accounted for $5 million of the overall growth in sales, and increased sales volume added slightly less than $4 million to the quarterly sales increase. Changes in foreign currency exchange rates reduced sales growth by less than 1 percentage point. Sales increases were driven by growth in Europe-Middle East-Africa and Latin America. Operating profit declined primarily as a result of increased SG&A expenses and raw material cost increases that were not fully offset by increased product prices. Gross profit declined by $0.3 million and SG&A expense increased by $1.8 million compared with the prior-year quarter.
Color and Glass Performance Materials Segment Results. Sales increased slightly in Color and Glass Performance Materials as increased sales due to changes in product pricing and mix were offset by reduced sales volume. Sales of certain metal oxide products were curtailed as a result the closing of a manufacturing plant in Portugal and segment sales were also negatively impacted by divesting certain precious metal preparation product lines during 2010. Changes in product pricing and mix increased sales by approximately $4 million. These increases were offset by reductions in volume of $4 million, including the effects of reduced metal oxide product sales. Changes in foreign currency exchange rates increased sales by less than $1 million. Modest sales increases during the quarter in Europe were offset by declines in Asia-Pacific. Sales in the United States were unchanged. Operating profit increased as a result of a $4 million increase in gross profit, partially offset by a $1 million increase in SG&A expenses. The gross profit increase was driven by the benefits from manufacturing rationalization initiatives in prior periods.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher product prices. Changes in product pricing and mix accounted for the $11 million growth in sales during the quarter. The sales increase occurred primarily in the United States and Europe, the principal markets for our polymer additives products. Operating income increased as a result of a $3 million increase in gross profit primarily driven by improved product pricing, partially offset by an increase in SG&A expenses of less than $1 million.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily due to a combination of product pricing, product mix and sales volume. Product pricing and mix accounted for $3 million of the growth in sales, and increased sales volume contributed an additional $2 million to the increase. Changes in foreign currency exchange rates reduced sales by less than $1 million. Sales increased primarily due to higher sales in the United States and Europe. Operating profit increased slightly as a small increase in gross profit was matched by a similar increase in SG&A expenses.
Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals driven by changes in product mix. Operating profit increased due to a $1 million increase in gross profit that was the result of improved manufacturing effectiveness and product mix.

	Three months ended
	March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$288,509	$240,487	$48,022	20.0%
International	284,500	252,378	32,122	12.7%

Total	$573,009	$492,865	$80,144	16.3%

Sales of products increased in all regions during the first three months of 2011 as customer demand continued a trend of gradual improvement. In the 2011 first quarter, sales originating in the United States were 50% of total sales, compared with 49% in the first quarter of 2010. International sales grew in all regions compared with the first quarter of 2010. The increase in international sales was driven by higher sales in Asia-Pacific and Europe-Middle East-Africa. Sales recorded in each region include products exported to customers that are located in other regions.

Summary of Cash Flows for the three months ended March 31, 2011 and 2010

	Three months ended
	March 31,
	2011	2010	$ Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	$(28,580)	$7,604	$(36,184)
Net cash used for investing activities	(14,905)	(8,154)	(6,751)
Net cash provided by (used for) financing activities	43,683	(194)	43,877
Effect of exchange rate changes on cash and cash equivalents	360	(69)	429

Increase (decrease) in cash and cash equivalents	$558	$(813)	$1,371

Details of net cash provided by (used for) operating activities were as follows:

	Three months ended
	March 31,
	2011	2010	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$23,191	$(812)	$24,003
Depreciation and amortization	16,229	20,176	(3,947)
Precious metals deposits	28,086	5,560	22,526
Accounts receivable	(50,070)	(39,470)	(10,600)
Inventories	(41,891)	(18,397)	(23,494)
Accounts payable	33,768	25,172	8,596
Other changes in current assets and liabilities, net	(14,084)	(429)	(13,655)
Other adjustments, net	(23,809)	15,804	(39,613)

Net cash (used for) provided by operating activities	$(28,580)	$7,604	$(36,184)

Cash flows from operating activities decreased by $36.2 million in the first three months of 2011 compared with the prior-year period. Year-over-year cash flows from operating activities decreased $23.5 million due to changes in inventories, $13.7 million due to other changes in current assets and liabilities, $10.6 million due to changes in accounts receivable, and $39.6 million due to changes in other adjustments, net. Other adjustments include non-cash foreign currency gains and losses, restructuring charges, retirement benefits, and deferred taxes, as well as changes to other non-current assets and liabilities. Partially offsetting these effects, year-over-year cash flows from operating activities increased $24.0 million due to higher net income, $22.5 million due to changes in precious metal deposits, and $8.6 million due to changes in accounts payable. Inventories, accounts receivable, and account payable increased in the first three months of 2011 in response to improved customer demand as worldwide markets continued to recover from the economic downturn in 2009.
Cash flows from investing activities decreased $6.8 million in the first three months of 2011 compared with the prior-year period. Capital expenditures increased to $16.0 million in the first three months of 2011 from $8.6 million in the first three months of 2010 and are on track to reach approximately $70 to $80 million for the year, as previously announced.
Cash flows from financing activities decreased $43.9 million in the first three months of 2011 compared with the prior-year period. In the first three months of 2011, we borrowed $50 million through our domestic accounts receivable asset securitization program, and we redeemed in cash all outstanding 7% Series A ESOP Convertible Preferred Stock for $9.4 million plus earned but unpaid dividends.

Capital Resources and Liquidity
7.875% Senior Notes
The Senior Notes were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at March 31, 2011, and December 31, 2010. We may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount. In addition, through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1.0% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note.
The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.
6.50% Convertible Senior Notes
The Convertible Notes were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.8 million at March 31, 2011, and December 31, 2010. At March 31, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.
2010 Credit Facility
In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). We had no borrowings under this facility at March 31, 2011, or December 31, 2010. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets.
We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. At March 31, 2011, we were in compliance with the covenants of the 2010 Credit Facility.
Domestic Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In June 2010, we extended the maturity of this $50 million facility through May 2011. The Company intends to renew or replace this program prior to its scheduled expiration, however there can be no assurances that the Company will be able to do so. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activity. At March 31, 2011, advances received of $50.0 million were secured by $115.9 million of accounts receivable. The interest rate under this program is LIBOR plus 1.6% and was 1.9% at March 31, 2011. We had no borrowings under this program at December 31, 2010.
International Receivable Sales Programs
In the first quarter of 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activity. At March 31, 2011, commitments supporting these programs totaled $19.8 million, advances received were secured by $13.5 of accounts receivable, and additional borrowings available under the programs were $6.8 million.

Off Balance Sheet Arrangements
International Receivable Sales Programs. Prior to 2011, we maintained several international programs to sell without recourse trade accounts receivable to financial institutions. In the first quarter of 2011, these programs expired or were terminated. Advances received under these programs were accounted for as proceeds from the sales of receivables and included in net cash provided by operating activity. Ferro had received net proceeds under these programs of $3.4 million at December 31, 2010, for outstanding receivables.
Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $268.5 million at March 31, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the lines provided by some of the financial institutions. While no deposits were outstanding at March 31, 2011, we may be required to furnish additional cash collateral in the future based on our level of consigned precious metals.
Serial Convertible Preferred Stock
We are authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”) at a price of $46.375 per share for a total consideration of $70.5 million. Subsequently, all shares of the Series A Preferred Stock were allocated to participating individual employee accounts, and most of the shares were redeemed or converted by the Trustee to provide for distributions to, loans to, or withdrawals by participants or to satisfy an investment election provided to participants. At December 31, 2010, there were 203,282 shares of Series A Preferred Stock outstanding.
The Company can redeem any or all of the Series A Preferred Stock at any time. The redemption price is $46.375 per preferred share plus earned but unpaid dividends as of the date of redemption. In the first quarter of 2011, we redeemed in cash all outstanding Series A Preferred Stock for $9.4 million plus earned but unpaid dividends.
Liquidity Requirements
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first three months of 2011, cash flows from financing activities were used to fund our operating and investing activities. We had additional borrowing capacity of $357.3 million at March 31, 2011 and $402.1 million at December 31, 2010, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity, including restructuring activities and suspension of dividend payments on our common stock.
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
Critical Accounting Policies and Their Application
There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Newly Issued Accounting Pronouncements
There were no applicable, newly issued accounting pronouncements that have not been adopted.
Risk Factors
Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$541	$41
Fixed-rate debt:
Carrying amount	288,020	283,368
Fair value	304,385	302,942
Change in fair value from 1% increase in interest rate	(15,088)	(15,635)
Change in fair value from 1% decrease in interest rate	16,142	16,759
Foreign currency forward contracts:
Notional amount	232,101	187,291
Carrying amount and fair value	(6,560)	(240)
Change in fair value from 10% appreciation of U.S. dollar	12,345	7,735
Change in fair value from 10% depreciation of U.S. dollar	(15,088)	(9,454)

Item 4.	Controls and Procedures
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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
During the first quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
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

Item 1A.	Risk Factors
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility is the more limiting of the two covenants and is described in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

FERRO CORPORATION (Registrant)
Date: April 27, 2011	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2011	/s/ Thomas R. Miklich
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