Form 10-Q
period 2011-06-30
FERRO CORP
filed 2011-08-01
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
At June 30, 2011, there were 86,569,287 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

PART II

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. (Removed and Reserved)	30

Item 5. Other Information	30

Item 6. Exhibits	30

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Net sales	$593,974	$543,485	$1,166,983	$1,036,350
Cost of sales	479,627	421,155	932,310	807,086

Gross profit	114,347	122,330	234,673	229,264
Selling, general and administrative expenses	73,548	69,852	150,366	140,800
Restructuring and impairment charges	1,545	21,205	3,175	34,537
Other expense (income):
Interest expense	7,352	13,766	14,178	26,677
Interest earned	(69)	(133)	(143)	(464)
Foreign currency losses (gains), net	1,013	(302)	2,323	3,246
Miscellaneous (income) expense, net	(124)	(3,571)	394	(4,822)

Income before income taxes	31,082	21,513	64,380	29,290
Income tax expense	11,461	13,919	21,568	22,508

Net income	19,621	7,594	42,812	6,782
Less: Net income (loss) attributable to noncontrolling interests	232	494	533	(250)

Net income attributable to Ferro Corporation	19,389	7,100	42,279	7,032
Dividends on preferred stock	—	(165)	(165)	(330)

Net income attributable to Ferro Corporation common shareholders	$19,389	$6,935	$42,114	$6,702

Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings per share	$0.23	$0.08	$0.49	$0.08
Diluted earnings per share	0.22	0.08	0.48	0.08

Dividends per share of common stock	—	—	—	—
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,368	$29,035
Accounts receivable, net	383,026	302,448
Inventories	253,107	202,067
Deposits for precious metals	—	28,086
Deferred income taxes	26,413	24,924
Other receivables	32,151	27,762
Other current assets	14,157	7,432

Total current assets	736,222	621,754
Other assets
Property, plant and equipment, net	393,729	391,496
Goodwill	219,842	219,716
Amortizable intangible assets, net	11,767	11,869
Deferred income taxes	123,370	121,640
Other non-current assets	84,289	67,880

Total assets	$1,569,219	$1,434,355

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$61,270	$3,580
Accounts payable	240,378	207,770
Income taxes	18,026	8,823
Accrued payrolls	35,908	49,590
Accrued expenses and other current liabilities	77,836	75,912

Total current liabilities	433,418	345,675
Other liabilities
Long-term debt, less current portion	291,324	290,971
Postretirement and pension liabilities	184,292	189,058
Deferred income taxes	2,459	2,211
Other non-current liabilities	23,078	22,833

Total liabilities	934,571	850,748
Series A convertible preferred stock (approximates redemption value)	—	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	93,436
Paid-in capital	317,522	323,015
Retained earnings	404,278	362,164
Accumulated other comprehensive loss	(37,646)	(50,949)
Common shares in treasury, at cost	(153,674)	(164,257)

Total Ferro Corporation shareholders’ equity	623,916	563,409
Noncontrolling interests	10,732	10,771

Total equity	634,648	574,180

Total liabilities and equity	$1,569,219	$1,434,355

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
						Accumulated
	Common Shares					Other	Non-
	in Treasury		Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495
Net income (loss)					7,032		(250)	6,782
Other comprehensive income (loss), net of tax:
Foreign currency translation						(25,726)	31	(25,695)
Postretirement benefit liabilities						(3,035)		(3,035)
Raw material commodity swaps						(107)		(107)
Interest rate swaps						1,930		1,930

Total comprehensive loss								(20,125)
Cash dividends:
Preferred					(330)			(330)
Stock-based compensation transactions	(70)	2,838		(988)				1,850
Distributions to noncontrolling interests							(527)	(527)

Balances at June 30, 2010	7,305	$(168,729)	$93,436	$330,388	$363,830	$(87,085)	$9,523	$541,363

Balances at December 31, 2010	7,242	$(164,257)	$93,436	$323,015	$362,164	$(50,949)	$10,771	$574,180
Net income					42,279		533	42,812
Other comprehensive income (loss), net of tax:
Foreign currency translation						10,335	116	10,451
Postretirement benefit liabilities						2,968		2,968

Total comprehensive income								56,231
Cash dividends:
Preferred					(165)			(165)
Stock-based compensation transactions	(376)	10,583		(5,493)				5,090
Distributions to noncontrolling interests							(688)	(688)

Balances at June 30, 2011	6,866	$(153,674)	$93,436	$317,522	$404,278	$(37,646)	$10,732	$634,648

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(20,758)	$91,772
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(31,817)	(16,298)
Proceeds from sale of businesses	—	5,887
Proceeds from sale of assets	2,374	317
Other investing activities	193	—

Net cash used for investing activities	(29,250)	(10,094)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	57,570	(18,787)
Proceeds from long-term debt	382,219	205,140
Principal payments on long-term debt	(381,771)	(256,840)
Redemption of convertible preferred stock	(9,427)	—
Cash dividends paid	(165)	(330)
Other financing activities	(856)	974

Net cash provided by (used for) financing activities	47,570	(69,843)
Effect of exchange rate changes on cash and cash equivalents	771	(610)

(Decrease) increase in cash and cash equivalents	(1,667)	11,225
Cash and cash equivalents at beginning of period	29,035	18,507

Cash and cash equivalents at end of period	$27,368	$29,732

Cash paid during the period for:
Interest	$12,575	$20,766
Income taxes	14,715	9,830
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and six months ended June 30, 2011, are not necessarily indicative of the results expected in subsequent quarters or for the full year. We combined the captions for impairment charges and restructuring charges in the prior-period statements of income to conform the presentation to the current period.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in the Six Months Ended June 30, 2011
On January 1, 2011, we prospectively adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”) and ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”). ASU 2009-13 applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. ASU 2010-17 defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 605, Revenue Recognition. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which is codified in ASC Topic 820, Fair Value Measurement. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. ASU 2011-04 will be effective for our fiscal year that begins January 1, 2012, and is to be applied prospectively. We do not expect that adoption of this pronouncement on January 1, 2012, will have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”), which is codified in ASC Topic 220, Comprehensive Income. This pronouncement requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements and will be effective for our fiscal year that begins January 1, 2012. ASU 2011-05 is to be applied retrospectively, and early adoption is permitted. Adoption of this pronouncement will not have a material effect on our consolidated financial statements.
3. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Raw materials	$86,548	$63,856
Work in process	48,069	38,684
Finished goods	118,490	99,527

Total inventories	$253,107	$202,067

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $2.7 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and $4.7 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals consignment program of $269.1 million at June 30, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the credit lines provided by some of the financial institutions. At June 30, 2011, no cash collateral was outstanding.
4. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $622.4 million at June 30, 2011, and $594.3 million at December 31, 2010. Unpaid capital expenditure liabilities, which are noncash investing activities, were $7.3 million at June 30, 2011, and $6.1 million at June 30, 2010.
5. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Loans payable to banks	$2,313	$709
Domestic accounts receivable asset securitization program	45,000	—
International accounts receivable sales programs	11,003	—
Current portion of long-term debt	2,954	2,871

Total loans payable and current portion of long-term debt	$61,270	$3,580

Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	33,789	33,368
Revolving credit facility	448	—
Capitalized lease obligations	5,721	6,177
Other notes	4,320	4,297

Total long-term debt	294,278	293,842
Less current portion	(2,954)	(2,871)

Total long-term debt, less current portion	$291,324	$290,971

Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In May 2011, we made certain modifications to and extended the maturity of this $50.0 million facility through May 2012. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or, under the current program, letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2011, advances received of $45.0 million were secured by $114.5 million of accounts receivable. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At June 30, 2011, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2010.
In the first half of 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2011, the commitments supporting these programs totaled $20.3 million, the advances received were secured by $13.3 million of accounts receivable, and no additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At June 30, 2011, the weighted-average interest rate was 3.1%.

Prior to 2011, we maintained several international programs to sell without recourse trade accounts receivable to financial institutions. Advances received under these programs were accounted for as proceeds from the sales of receivables and included in net cash provided by operating activities. In the first quarter of 2011, these programs expired or were terminated. Ferro had received net proceeds under these programs of $3.4 million at December 31, 2010, for outstanding receivables.
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
The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.
6.50% Convertible Senior Notes
The Convertible Notes were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.8 million at June 30, 2011, and $35.8 million at December 31, 2010. At June 30, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.
2010 Credit Facility
In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2011, the interest rate was 2.7%. We had no borrowings under this facility at December 31, 2010. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets.
We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. At June 30, 2011, we were in compliance with the covenants of the 2010 Credit Facility.
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

6. Financial Instruments
The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:
•	Cash and cash equivalents;

•	Notes receivable;

•	Deposits;

•	Miscellaneous receivables; and

•	Short-term loans payable.
Long-term Debt
The following financial instruments are measured at fair value for disclosure purposes:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$260,625	$250,000	$266,563
6.50% Convertible Senior Notes, net of unamortized discounts	33,789	36,181	33,368	36,379
Revolving credit facility	448	448	—	—
Other notes	4,320	3,619	4,297	3,600
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
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $277.6 million at June 30, 2011, and $187.3 million at December 31, 2010.

The following table presents the fair value on our consolidated balance sheets of our foreign currency forward contracts, which are not designated as hedging instruments:

	June 30,	December 31,
	2011	2010	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$1,372	$1,261	Accrued expenses and other current liabilities
Liability derivatives:
Foreign currency forward contracts	(2,288)	(1,501)	Accrued expenses and other current liabilities
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The classifications within the fair value hierarchy of these financial instruments were as follows:

	June 30, 2011				December 31,
	Level 1	Level 2	Level 3	Total	2010
	(Dollars in thousands)
Liabilities:
Foreign currency forward contracts, net	$—	$(916)	$—	$(916)	$(240)
The following table presents the effect of derivative instruments on our consolidated financial performance for the six months ended June 30:

			Amount of Gain (Loss)		Location of Gain
	Amount of Gain (Loss)		Reclassified from AOCI		(Loss) Reclassified
	Recognized in OCI		into Income		from AOCI into
	2011	2010	2011	2010	Income
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$—	$(996)	$—	$(3,985)	Interest expense

	Amount of Gain (Loss)
	Recognized in Income
	2011	2010	Location of Gain (Loss) in Income
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$(13,422)	$14,684	Foreign currency losses, net
7. Income Taxes
During the first half of 2011, income tax expense was $21.6 million, or 33.5% of pre-tax income. In the first six months of 2010, we recorded income tax expense of $22.5 million, or 76.9% of pre-tax income. The reduction in the effective tax rate primarily resulted from a decrease in losses in jurisdictions with full valuation allowances, which resulted in unrecognized tax benefits of $9.0 million in the prior-year period as compared to $3.0 million in the first six months of 2011. In addition, the effective tax rate in the prior-year period was impacted by $3.3 million of tax charges, which resulted from the elimination of future tax deductions related to Medicare Part D subsidies and the recording of valuation allowances on certain deferred tax assets.

8. Contingent Liabilities
There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
The Company has a non-operating facility in Brazil that is environmentally contaminated. We have recorded an undiscounted remediation liability because we believe the liability is incurred and the amount of contingent loss is reasonably estimable. The recorded liability associated with this facility was $10.4 million at June 30, 2011, and $9.8 million at December 31, 2010. The ultimate loss will depend on the extent of contamination found as the project progresses and acceptance by local authorities of remediation activities, including the time frame of monitoring involved.
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
9. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30 follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$8	$7	$562	$834	$—	$—
Interest cost	5,120	5,156	1,492	2,517	483	607
Expected return on plan assets	(5,165)	(4,491)	(837)	(1,759)	—	—
Amortization of prior service cost	19	24	(34)	(121)	(101)	(399)
Net amortization and deferral	2,739	3,456	164	193	(160)	(43)
Curtailment and settlement effects	—	—	—	(3,839)	—	—

Net periodic benefit cost	$2,721	$4,152	$1,347	$(2,175)	$222	$165

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30 follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$8	$14	$1,101	$1,716	$—	$—
Interest cost	10,234	10,312	2,924	5,252	965	1,214
Expected return on plan assets	(10,301)	(8,982)	(1,647)	(3,658)	—	—
Amortization of prior service cost	37	48	(67)	(253)	(201)	(798)
Net amortization and deferral	5,974	6,912	325	340	(320)	(86)
Curtailment and settlement effects	—	—	—	(4,565)	—	—

Net periodic benefit cost	$5,952	$8,304	$2,636	$(1,168)	$444	$330

In our U.S. plans, improvement through December 2010 in the valuation of pension investments increased our 2011 expected return on plan assets, and a longer amortization period due to changes in the pattern of retirements decreased our 2011 net amortization and deferral costs. In our non-U.S. plans, various curtailments and settlements recorded in 2010 decreased our benefit obligations and plan assets, which in turn reduced our 2011 interest cost and expected return on plan assets. In the second quarter of 2010, we recognized $4.0 million of curtailment and settlement gains related to our restructuring activities in the Netherlands and France and a $0.2 million settlement loss related to the transfer of some pension obligations to another company in Germany. In the first quarter of 2010, we recognized a $0.7 million gain from the settlement of certain pension obligations in Japan.

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
11. Stock-Based Compensation
In April 2010, our shareholders approved the 2010 Long-Term Incentive Plan (the “Plan”). The Plan’s purpose is to promote the Company’s and the shareholders’ long-term financial interests by attracting, retaining and motivating high-quality, key employees and directors and aligning their interests with those of the Company’s shareholders. The Plan reserves 5,000,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, deferred stock units, restricted shares, performance shares, other common-stock-based awards, and dividend equivalent rights. No future grants may be made under previous incentive plans. However, any outstanding awards or grants made under these plans will continue until the end of their specified terms.
The stock-based compensation transactions in equity consisted of the following for the six months ended June 30, 2011:

	Common Shares in Treasury		Paid-in
	Shares	Amount	Capital
	(In thousands)
Stock options	(205)	$5,099	$(1,208)
Deferred stock units	(80)	2,013	(1,709)
Restricted shares	(128)	3,445	(2,475)
Performance shares	37	(537)	462
Directors’ deferred compensation, net	—	563	(563)
Preferred stock conversions	—	—	—

Total	(376)	$10,583	$(5,493)

12. Restructuring and Cost Reduction Programs
During the first half of 2011, we continued to wind down our restructuring programs. Current period charges primarily relate to facility closing and exit costs in Limoges, France; Casiglie, Italy; and Castanheira do Ribatejo, Portugal.
For the six months ended June 30, 2011 and 2010, total charges resulting from these activities were $3.6 million and $36.4 million, respectively, of which $0.4 million and $1.9 million, respectively, were recorded in cost of sales as they related to accelerated depreciation on assets to be disposed, and the remaining $3.2 million and $34.5 million, respectively, were reported as restructuring and impairment charges. For the six months ended June 30, 2011, restructuring and impairment charges of $3.2 million consisted of gross charges of $5.7 million, partially offset by a gain on the sale of a building of $1.1 million and a reduction of accrued rent previously included in restructuring charges of $1.4 million.

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee		Asset
	Severance	Other Costs	Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2010	$2,429	$5,863	$—	$8,292
Restructuring charges	1,814	1,358	3	3,175
Cash payments	(3,384)	(2,967)	—	(6,351)
Currency translation adjustment	136	417	—	553
Non-cash items	(27)	(109)	(3)	(139)

Balance at June 30, 2011	$968	$4,562	$—	$5,530

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.
13. Earnings Per Share
Details of the calculation of basic and diluted earnings per share attributable to Ferro Corporation common shareholders are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$19,389	$6,935	$42,114	$6,702
Weighted-average common shares outstanding	86,159	85,783	86,067	85,809
Basic earnings per share attributable to Ferro Corporation common shareholders	$0.23	$0.08	$0.49	$0.08

Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$19,389	$6,935	$42,114	$6,702
Plus: Convertible preferred stock dividends, net of tax	—	—	103	—

Total	$19,389	$6,935	$42,217	$6,702

Weighted-average common shares outstanding	86,159	85,783	86,067	85,809
Assumed exercise of stock options	268	212	293	225
Assumed satisfaction of deferred stock unit conditions	38	88	51	71
Assumed satisfaction of restricted share conditions	403	347	383	325
Assumed conversion of convertible notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	264	—

Weighted-average diluted shares outstanding	86,868	86,430	87,058	86,430

Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.22	$0.08	$0.48	$0.08
Securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been antidilutive represented 5.3 million common shares for the three and six months ended June 30, 2011, and 13.0 million common shares for the three and six months ended June 30, 2010.

14. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$19,621	$7,594	$42,812	$6,782
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,872	(14,685)	10,451	(25,695)
Postretirement benefit liabilities	3,459	(3,203)	2,968	(3,035)
Raw material commodity swaps	—	—	—	(107)
Interest rate swaps	—	1,206	—	1,930

Total comprehensive income (loss)	27,952	(9,088)	56,231	(20,125)
Less: Comprehensive income (loss) attributable to noncontrolling interests	301	524	649	(219)

Comprehensive income (loss) attributable to Ferro Corporation	$27,651	$(9,612)	$55,582	$(19,906)

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
The accounting policies of our segments are consistent with those described for our consolidated financial statements in the summary of significant accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We measure segment income for internal reporting purposes by excluding unallocated corporate expenses, restructuring and impairment charges, other expenses, net, and income taxes. Unallocated corporate expenses consist primarily of corporate employment costs and professional services.
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Electronic Materials	$180,362	$174,528	$382,709	$321,761
Performance Coatings	163,481	142,137	300,181	270,328
Color and Glass Performance Materials	106,476	97,697	206,281	197,029
Polymer Additives	91,271	79,664	177,133	154,140
Specialty Plastics	46,510	43,359	89,139	81,732
Pharmaceuticals	5,874	6,100	11,540	11,360

Total net sales	$593,974	$543,485	$1,166,983	$1,036,350

Each segment’s income (loss) and reconciliations to income before taxes follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Electronic Materials	$23,914	$37,397	$56,503	$65,879
Performance Coatings	11,329	14,422	18,734	23,904
Color and Glass Performance Materials	11,201	9,982	21,031	17,265
Polymer Additives	4,331	2,836	10,782	6,827
Specialty Plastics	2,810	3,503	4,719	5,322
Pharmaceuticals	759	(271)	1,915	(146)

Total segment income	54,344	67,869	113,684	119,051
Unallocated corporate expenses	13,545	15,391	29,377	30,587
Restructuring and impairment charges	1,545	21,205	3,175	34,537
Other expense, net	8,172	9,760	16,752	24,637

Income before income taxes	$31,082	$21,513	$64,380	$29,290

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Overall sales grew during the quarter, driven primarily by changes in product pricing. Aggregate customer demand was relatively stable, although demand for conductive pastes from customers who manufacture solar cells declined.
Net sales increased by 9% in the three months ended June 30, 2011, compared with the prior-year quarter. Increased precious metal costs, which are passed through to customers with little gross margin contribution, were one driver of the increased sales. Sales increased in all business segments except Pharmaceuticals, where sales declined slightly. In aggregate, changes in product prices and mix contributed approximately 11 percentage points to the growth in net sales compared to the second quarter of 2010. Changes in foreign currency exchange rates contributed an additional 5 percentage points to sales growth. Lower sales volumes, primarily driven by lower sales of conductive pastes and the effects of products that we no longer sell, reduced sales growth by approximately 7 percentage points.
Raw material costs, in aggregate, increased during the quarter by approximately $45 million compared with the prior-year quarter, reflecting widespread commodity cost increases in the global economy. A number of raw materials ended the quarter higher than in the prior-year period but below the peak levels that were reached during the quarter. Changes in product pricing kept pace with increasing raw material costs across the business as a whole. Increasing prices to fully cover raw materials cost increases was the most challenging in the Performance Coatings and Specialty Plastics businesses.
Gross profit declined in the quarter compared with the second quarter of 2010. The reduction was driven by declines in sales of conductive pastes for solar cells in our Electronic Materials business. Higher sales of precious metals did not add significantly to gross profit during the quarter because precious metal costs are passed through to customers with little gross profit contribution. In addition, higher sales due to product price increases that reflected rising raw material costs did not result in significant incremental gross profit during the quarter.
Selling, general and administrative (“SG&A”) expenses increased compared with the prior-year period. The increased SG&A spending included expenses associated with our initiative to standardize business processes and improve management information systems and the effects of changes in foreign currency exchange rates.
Restructuring and impairment charges decreased significantly compared with the second quarter of 2010. The major operational activities related to our restructuring initiatives, initiated in 2006, were completed during 2010. The current restructuring charges are primarily related to residual costs at manufacturing sites where production activities have ended.
Interest expense declined in the second quarter as a result of lower borrowing levels and reduced amortization of debt issuance costs.
We recorded increased net income in the 2011 second quarter compared with the second quarter of 2010. The increased income was driven by lower restructuring and impairment charges and reduced interest expense, partially offset by reduced gross profit and increased SG&A expenses.
Outlook
We expect normal seasonality across our businesses during the second half of 2011. Many of our businesses provide materials that are used in, or are influenced by, commercial and residential construction activities. The construction markets are generally more active in the spring and summer months, leading to strong demand for our products in the first half of the year.
However, sales of conductive pastes used in solar cells are subject to a variety of non-seasonal economic influences, including public policy decisions in various jurisdictions around the world, interest rates, and the prices and inventory levels of completed solar power modules. We believe that increased inventories of solar power modules are likely to continue to negatively affect demand for our conductive pastes in the near term. The time required for the solar power market to absorb the excess inventory of modules is difficult to forecast, but we expect a gradual recovery in demand for our products by late 2011. We continue to believe that there are attractive long-term growth opportunities for our metal pastes as a result of growth in the solar power market during the next several years.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations
Comparison of the three months ended June 30, 2011 and 2010

	Three months ended
	June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$593,974	$543,485	$50,489	9.3%
Cost of sales	479,627	421,155	58,472	13.9%

Gross profit	114,347	122,330	(7,983)	(6.5)%
Gross profit percentage	19.3%	22.5%
Selling, general and administrative expenses	73,548	69,852	3,696	5.3%
Restructuring and impairment charges	1,545	21,205	(19,660)
Other expense (income):
Interest expense	7,352	13,766	(6,414)
Interest earned	(69)	(133)	64
Foreign currency losses (gains), net	1,013	(302)	1,315
Miscellaneous (income) expense, net	(124)	(3,571)	3,447

Income before income taxes	31,082	21,513	9,569
Income tax expense	11,461	13,919	(2,458)

Net income	$19,621	$7,594	$12,027

Diluted earnings per share	$0.22	$0.08	$0.14
Net sales increased by 9% in the three months ended June 30, 2011,compared with the prior-year period, reflecting higher prices for our products, partially offset by the effects of lower sales volume. Increased precious metal sales in our Electronic Materials segment, principally driven by higher prices for silver, were a driver of the overall growth in sales. Compared to the prior-year quarter, sales increased in all segments except Pharmaceuticals. Higher product prices and mix accounted for approximately 11 percentage points of sales growth compared with the prior-year period. Changes in foreign currency exchange rates contributed 5 percentage points to sales growth in the quarter. Reductions in sales volume, including changes due to products we no longer sell, reduced sales growth by 7 percentage points. These changes in product prices, mix and sales volume include the effects of increased sales of precious metals. Higher precious metal sales contributed approximately 5 percentage points to the overall sales increase during the quarter.
Gross profit declined as a result of reduced sales volume of conductive pastes used in solar cell applications. In addition, increased raw material costs and product mix changes combined to grow our cost of sales faster than the rate of growth of net sales. Gross profit percentage declined to 19.3% of sales from 22.5% of sales. Precious metal costs are passed through to customers with little gross margin, so increased precious metal sales during the quarter contributed to the reduced gross profit percentage. Charges, primarily related to residual costs at closed manufacturing sites involved in restructuring initiatives, reduced gross profit by $1.3 million during the second quarter of 2011. In the second quarter of 2010, gross profit was reduced by $2.5 million as a result of charges primarily due to accelerated depreciation and severance costs associated with manufacturing rationalization activities.
Selling, general and administrative (“SG&A”) expenses increased by $3.7 million in the 2011 second quarter compared with the prior-year period. SG&A expenses were 12.4% of net sales during the second quarter, down from 12.9% of net sales in the second quarter of 2010. The increased SG&A spending included $2.1 million related to an initiative to streamline and standardize business processes and improve management information systems tools. SG&A expenses in the second quarter of 2011 included charges of $1.4 million, primarily related to expenses at closed sites impacted by restructuring initiatives. SG&A expenses in the second quarter of 2010 included charges of $5.6 million that included costs related to expense reduction actions, manufacturing rationalization projects and corporate development expenses.

Restructuring and impairment charges declined to $1.5 million in the three months ended June 30, 2011 compared with $21.2 million in the second quarter of 2010. The significant decline reflects the reduction in restructuring activities as we complete the final actions related to our multi-year manufacturing rationalization initiatives.
Interest expense declined by $6.4 million in the second quarter of 2011 compared with the prior-year period. Reduced borrowing levels and a decline in amortization of debt issuance costs were the drivers of the decline in interest expense. Interest expense in the second quarter of 2010 included a $1.5 million noncash write-off of fees related to a $50 million paydown of our term loan debt.
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
Miscellaneous income for the 2011 second quarter was $0.1 million compared with $3.6 million in the second quarter of 2010. As part of our miscellaneous income and expense in the 2010 second quarter, we recorded a net pre-tax gain of $7.8 million as a result of a business combination related to decoration materials for ceramic and glass products. Also included in the 2010 second quarter miscellaneous income and expense was a charge of $3.5 million for an increased reserve for environmental remediation costs at a non-operating facility in Brazil.
During the 2011 second quarter, we recognized income tax expense of $11.5 million, or 36.9% of pre-tax income. We recorded income tax expense of $13.9 million, or 64.7% of pre-tax income, in the second quarter of 2010. The decrease in the effective tax rate was primarily the result of a decrease in losses in jurisdictions with full valuation allowances, which resulted in an unrecognized tax benefit of $5.5 million in the prior-year period as compared with $1.9 million in the 2011 second quarter. In addition, in the prior-year quarter the effective tax rate was increased by $1.8 million of tax charges that resulted from recording valuation allowances on certain deferred tax assets.
Net income increased to $19.6 million in the 2011 second quarter from $7.6 million in the second quarter of 2010. The improvement was due to reduced restructuring and impairment charges and lower interest expense, partially offset by reduced gross profit and higher SG&A expenses.

	Three months ended
	June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$180,362	$174,528	$5,834	3.3%
Performance Coatings	163,481	142,137	21,344	15.0%
Color and Glass Performance Materials	106,476	97,697	8,779	9.0%
Polymer Additives	91,271	79,664	11,607	14.6%
Specialty Plastics	46,510	43,359	3,151	7.3%
Pharmaceuticals	5,874	6,100	(226)	(3.7)%

Total segment sales	$593,974	$543,485	$50,489	9.3%

Segment Operating Income (Loss)
Electronic Materials	$23,914	$37,397	$(13,483)	(36.1)%
Performance Coatings	11,329	14,422	(3,093)	(21.4)%
Color and Glass Performance Materials	11,201	9,982	1,219	12.2%
Polymer Additives	4,331	2,836	1,495	52.7%
Specialty Plastics	2,810	3,503	(693)	(19.8)%
Pharmaceuticals	759	(271)	1,030	NM

Total segment operating income	$54,344	$67,869	$(13,525)	(19.9)%

NM — Not meaningful

Electronic Materials Segment Results. Sales increased in Electronic Materials due to increased sales of precious metals resulting from higher prices of silver that are passed through to customers as a portion of our product prices. Sales volume of conductive pastes for solar cell applications declined compared with the prior period due to lower demand associated with excess customer inventories of solar power modules, particularly in Europe. Changes in product pricing and mix increased sales by $29 million during the quarter and changes in foreign currency exchange rates contributed an additional $5 million to sales growth. Reductions in volume reduced sales growth during the quarter by approximately $28 million. Sales increased due to products sourced in the Asia-Pacific region and declined in the United States and Europe. Operating income declined primarily due to a $13 million decrease in gross profit. The decline in gross profit was due to lower volume of products sold, particularly pastes for solar cell applications.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher product prices and changes in foreign currency exchange rates. The higher product prices in the quarter reflected higher raw material costs compared with the prior-year period. Changes in product prices and mix contributed $14 million to the overall sales increase during the period. Changes in foreign currency exchange rates added an additional $10 million to sales growth. Lower sales volume offset sales growth by $3 million. Sales increases were driven by growth in Europe-Middle East-Africa and Latin America. Operating profit declined primarily as a result of increased SG&A expenses. SG&A expenses increased by $3 million compared to the prior-year quarter.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of product prices, mix and exchange rate changes, partially offset by reduced sales volume. Sales of certain metal oxide products were curtailed as a result of the closing of a manufacturing plant in Portugal and sales volume also was reduced as a result of divesting certain precious metal preparation product lines during 2010. Changes in product price and mix accounted for approximately $3 million of the sales increase for the quarter, and changes in foreign currency exchange rates contributed an additional $8 million to the overall sales growth. Reduced sales volume offset approximately $2 million of the sales growth. The sales growth was primarily driven by increased sales in Europe-Middle East-Africa. Operating profit increased as a result of a $3 million increase in gross profit, partially offset by a $2 million increase in SG&A expenses. The gross profit increase was driven by the benefits from manufacturing rationalization activities in prior periods.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher product prices. Changes in product prices and mix increased sales by $10 million during the quarter. Changes in foreign currency exchange rates added an additional $3 million to sales growth. Lower sales volume reduced sales by $1 million. Sales increases were primarily in the United States and Europe-Middle East-Africa, the primary markets for our polymer additives products. Operating income increased as a result of a $1 million increase in gross profit that was driven by improved product pricing, while SG&A expenses were nearly unchanged with the prior-year period.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily due to changes in product pricing and mix, partially offset by reduced sales volume. Changes in product price and mix accounted for $5 million of the overall sales increase, while changes in foreign currency exchange rates contributed an additional $2 million to sales growth. Lower sales volume reduced sales growth by $4 million. Sales growth was primarily in Europe-Middle East-Africa. Operating profit declined due to a $0.4 million decrease in gross profit and a $0.3 million increase in SG&A expenses. The reduction in gross profit was driven primarily by reductions in sales volume and our inability to raise product prices quickly enough to fully reflect rising raw material costs.
Pharmaceuticals Segment Results. Sales were nearly flat in Pharmaceuticals as we recorded a decline of $0.2 million compared with the prior-year quarter. Operating income increased due to a $1 million increase in gross profit that was the result of improved manufacturing effectiveness and product mix changes.

	Three months ended
	June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$277,294	$277,003	$291	0.1%
International	316,680	266,482	50,198	18.8%

Total	$593,974	$543,485	$50,489	9.3%

Sales of our products increased during the 2011 second quarter reflecting increased product pricing and changes in foreign currency exchange rates. Sales were nearly flat in the United States and grew in all international regions. In the 2011 second quarter, sales originating in the United States were 47% of total sales, compared with 51% in the prior-year period. Growth in international sales, compared with the second quarter of 2010, was driven by higher sales in Europe-Middle East-Africa and Asia-Pacific. Sales recorded in each region include products exported to customers that are located in other regions.

Comparison of the six months ended June 30, 2011 and 2010

	Six months ended
	June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$1,166,983	$1,036,350	$130,633	12.6%
Cost of sales	932,310	807,086	125,224	15.5%

Gross profit	234,673	229,264	5,409	2.4%
Gross profit percentage	20.1%	22.1%
Selling, general and administrative expenses	150,366	140,800	9,566	6.8%
Restructuring and impairment charges	3,175	34,537	(31,362)
Other expense (income):
Interest expense	14,178	26,677	(12,499)
Interest earned	(143)	(464)	321
Foreign currency losses, net	2,323	3,246	(923)
Miscellaneous expense (income), net	394	(4,822)	5,216

Income before income taxes	64,380	29,290	35,090
Income tax expense	21,568	22,508	(940)

Net income	$42,812	$6,782	$36,030

Diluted earnings per share	$0.48	$0.08	$0.40
Net sales for the six months ended June 30, 2011, increased by 13% compared with the first six months of 2010. Increased sales of precious metals in our Electronic Materials business were a driver of the overall growth in sales. Sales increased over the prior-year period in all segments, led by increases in Electronic Materials, Performance Coatings and Polymer Additives. The primary drivers of the sales increase were changes in product prices and mix compared with the prior-year period. Changes in product prices and mix increased sales by approximately 14 percentage points, while changes in foreign currency exchange rates added an additional 3 percentage points to sales growth. Reductions in sales volume, including the effect of products that we no longer sell, reduced sales growth by 4 percentage points. These changes in product prices, mix and sales volume include the effects of increased precious metal sales. Higher precious metal sales contributed approximately 7 percentage points to the overall sales increase during the first six months of 2011.
Gross profit increased as a result of higher net sales, partially offset by increased cost of sales driven by higher raw material costs, including precious metals, and product mix changes. Gross profit percentage declined to 20.1% of net sales from 22.1% of net sales primarily as a result of higher precious metal sales and changes in product mix. Precious metal costs are passed through to customers with little gross margin contribution, so increased precious metal sales result in reduced gross profit percentage. Charges, primarily related to residual costs at closed manufacturing sites involved in manufacturing restructuring initiatives, reduced gross profit by $2.9 million in the first six months of 2011. In the first six months of 2010, gross profit was reduced by $4.2 million, primarily due to accelerated depreciation and severance costs associated with manufacturing rationalization activities.
Selling, general and administrative (“SG&A”) expenses increased by $9.6 million in the first half of 2011 compared with the first half of 2010. SG&A expenses declined to 12.9% of net sales during the first six months of 2011, from 13.6% of net sales in the first half of 2010. The increased SG&A expenses included $4.0 million in expenses associated with an initiative to streamline and standardize our business processes and improve management information systems tools. SG&A expenses in the first six months included charges of $2.5 million, primarily related to expenses at closed sites impacted by restructuring initiatives. SG&A expenses in the first half of 2010 included charges of $8.0 million, primarily due to severance and other costs related to expense reduction actions, manufacturing rationalization projects and corporate development activities.
Restructuring and impairment charges declined to $3.2 million in the first six months of 2011 compared with $34.5 million in the first half of 2010. The significant decline reflects the reduction of restructuring activities as we complete the final actions related to our multi-year manufacturing rationalization initiatives.

Interest expense declined to $14.2 million in the first half of 2011, a reduction of $12.5 million from the interest expense recorded in the first six months of 2010. The decline was driven by reduced borrowing levels and a decline in amortization of debt issuance costs. Interest expense in the first half of 2010 included a $1.5 million noncash write-off of fees related to a $50 million paydown of our term loan debt.
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
Miscellaneous expense for the first half of 2011 was $0.4 million compared with miscellaneous income of $4.8 million in the prior-year period. As part of our miscellaneous income and expense in the first half of 2010, we recorded a net pre-tax gain of $7.8 million as a result of a business combination related to decoration materials for ceramic and glass products. Also included in the 2010 second quarter miscellaneous income and expense was a charge of $3.5 million for an increased reserve for environmental remediation costs at a non-operating facility in Brazil.
During the first half of 2011, income tax expense was $21.6 million, or 33.5% of pre-tax income. In the first six months of 2010, we recorded income tax expense of $22.5 million, or 76.9% of pre-tax income. The reduction in the effective tax rate primarily resulted from a decrease in losses in jurisdictions with full valuation allowances, which resulted in unrecognized tax benefits of $9.0 million in the prior-year period as compared to $3.0 million in the first six months of 2011. In addition, the effective tax rate in the prior-year period was impacted by $3.3 million of tax charges, which resulted from the elimination of future tax deductions related to Medicare Part D subsidies and the recording of valuation allowances on certain deferred tax assets.
Net income increased to $42.8 million in the first six months of 2011 from $6.8 million in the first six months of 2010. The increase was driven by reduced restructuring and impairment charges, lower interest expense and increased gross profit. These improvements were partially offset by increased SG&A expenses and a reduction in miscellaneous income.

	Six months ended
	June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$382,709	$321,761	$60,948	18.9%
Performance Coatings	300,181	270,328	29,853	11.0%
Color and Glass Performance Materials	206,281	197,029	9,252	4.7%
Polymer Additives	177,133	154,140	22,993	14.9%
Specialty Plastics	89,139	81,732	7,407	9.1%
Pharmaceuticals	11,540	11,360	180	1.6%

Total segment sales	$1,166,983	$1,036,350	$130,633	12.6%

Segment Operating Income (Loss)
Electronic Materials	$56,503	$65,879	$(9,376)	(14.2)%
Performance Coatings	18,734	23,904	(5,170)	(21.6)%
Color and Glass Performance Materials	21,031	17,265	3,766	21.8%
Polymer Additives	10,782	6,827	3,955	57.9%
Specialty Plastics	4,719	5,322	(603)	(11.3)%
Pharmaceuticals	1,915	(146)	2,061	NM

Total segment operating income	$113,684	$119,051	$(5,367)	(4.5)%

NM — Not meaningful

Electronic Materials Segment Results. Sales increased in Electronic Materials, driven by higher precious metal costs that are passed through to customers as a portion of our product prices. Sales volume of conductive pastes for solar cell applications declined as a result of reduced customer demand due to excess inventories of solar power modules. Sales volume increased for a number of our other metal pastes and powders products. Sales volume declined in dielectric powders, compared to the prior-year period as we exited the commodity dielectric powders market and closed our manufacturing site in the Netherlands during 2010. Changes in product prices and mix accounted for $83 million of the overall sales growth during the period while changes in foreign currency exchange rates contributed an additional $9 million to the sales increase. Lower sales volume reduced sales growth by $31 million. Sales increases were driven by increased shipments from manufacturing facilities in the United States and Asia-Pacific. Operating income declined due to a $6 million decrease in gross profit and a $3 million increase in SG&A expenses. The decline in gross profit was primarily due to the decline in the volume of our conductive paste products sold to customers who manufacture solar cells.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher product prices and changes in exchange rates. The higher product prices reflected increased raw material costs compared to the prior-year period. Changes in product prices and mix increased sales by $20 million during the period and changes in foreign currency exchange rates contributed an additional $10 million to sales growth. Sales increases were driven by growth in Europe-Middle East-Africa and Latin America. Operating profit declined as a result of raw material cost increases that were not fully offset by increased product prices and increased SG&A expenses. Gross profit declined by $1 million and SG&A expenses increased by $4 million compared to the prior-year period.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of increases due to product pricing, mix and exchange rates that were partially offset by reduced sales volume. Sales volume of certain metal oxide products were curtailed due to the closing of a manufacturing plant in Portugal and sales were further reduced as a result of divesting certain precious metal preparation product lines during 2010. Changes in product prices and mix accounted for $7 million of the sales growth in the period, and changes in foreign currency exchange rates contributed an additional $8 million to sales growth. Lower sales volume reduced sales growth by $6 million. The sales growth was primarily driven by increased sales in Europe-Middle East-Africa. Operating profit increased as a result of a $7 million increase in gross profit, partially offset by a $3 million increase in SG&A expenses. The gross profit increase was primarily the result of cost structure benefits from manufacturing rationalization activities during 2010.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily due to higher product prices. Changes in product prices and mix accounted for $22 million in sales growth, while changes in foreign currency exchange rates contributed an additional $3 million. Lower volume reduced sales growth by $2 million. Sales increases were primarily in the United States and Europe-Middle East-Africa, the primary markets for our polymer additives products. Operating income increased as a result of a $4 million increase in gross profit, driven by improved product pricing while SG&A expense remained nearly unchanged.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics largely due to changes in product pricing and mix. Changes in product pricing and mix accounted for $8 million of the overall sales increase. Changes in foreign currency exchange rates contributed an additional $1 million to sales growth. Lower sales volume reduced sales growth by $2 million. The sales increase was driven primarily by growth in Europe-Middle East-Africa. Operating profit declined due to a $0.2 million decrease in gross profit and a $0.4 million increase in SG&A expenses. The prices of a number of our products are indexed to changes in raw material inputs, primarily polypropylene. During certain periods, such as the first six months of 2011, when these raw material costs are rising quickly, the index-driven product pricing lags the changes in input costs, adversely affecting gross profit. These reductions in gross profit are generally offset by comparable benefits over time as raw materials rise and fall.
Pharmaceuticals Segment Results. Sales were nearly flat in Pharmaceuticals as we recorded an increase of $0.2 million compared with the prior-year period. Operating income increased due to a $2 million increase in gross profit that was the result of improved manufacturing effectiveness and product mix changes.

	Six months ended
	June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$565,803	$517,490	$48,313	9.3%
International	601,180	518,860	82,320	15.9%

Total	$1,166,983	$1,036,350	$130,633	12.6%

Sales increased in all regions during the first six months of 2011 compared with the prior-year period. Sales originating in the United States accounted for 48% of net sales for the period. The increase in international sales was driven by higher sales in Europe-Middle East-Africa and Asia-Pacific. Sales recorded in each region include products exported to customers that are located in other regions.
Summary of Cash Flows for the six months ended June 30, 2011 and 2010

	Six months ended
	June 30,
	2011	2010	$ Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	$(20,758)	$91,772	$(112,530)
Net cash used for investing activities	(29,250)	(10,094)	(19,156)
Net cash provided by (used for) financing activities	47,570	(69,843)	117,413
Effect of exchange rate changes on cash and cash equivalents	771	(610)	1,381

(Decrease) increase in cash and cash equivalents	$(1,667)	$11,225	$(12,892)

Details of net cash provided by (used for) operating activities were as follows:

	Six months ended
	June 30,
	2011	2010	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$42,812	$6,782	$36,030
Depreciation and amortization	32,849	41,251	(8,402)
Precious metals deposits	28,086	56,626	(28,540)
Accounts receivable	(68,540)	(55,751)	(12,789)
Inventories	(43,094)	(26,853)	(16,241)
Accounts payable	27,356	27,142	214
Other changes in current assets and liabilities, net	(14,121)	16,895	(31,016)
Other adjustments, net	(26,106)	25,680	(51,786)

Net cash (used for) provided by operating activities	$(20,758)	$91,772	$(112,530)

Cash flows from operating activities decreased by $112.5 million in the first six months of 2011 compared with the prior-year period. Net income increased to $42.8 million in the first six months of 2011 from $6.8 million in the first six months of 2010. The increase was driven by reduced restructuring and impairment charges, lower interest expense and increased gross profit. These improvements were partially offset by increased SG&A expenses and a reduction in miscellaneous income. Non-cash depreciation and amortization charges decreased to $32.8 million in the first half of 2011 from $41.3 million in the first half of 2010, primarily from lower amortization of debt issuance costs and discounts. The return of precious metal deposits provided $28.1 million of cash in the first six months of 2011 and $56.6 million in the first six months of 2010 due to additional credit lines not requiring collateral. Accounts receivable, inventories and account payable increased in the first six months of both 2011 and 2010 in response to improved customer demand as worldwide markets continued to recover from the economic downturn in 2009 and increases in underlying raw material prices. Other changes in current assets and liabilities used $14.1 million of cash in first half of 2011, primarily from the payment of prior year-end incentive compensation. Other changes in current assets and liabilities provided $16.9 million of cash in the first half of 2010, primarily from increases in incentive compensation accruals and income taxes payable, partially offset by increases in other receivables. Other adjustments to reconcile net income to net cash (used for) provided by operating activities include non-cash foreign currency gains and losses, restructuring charges, retirement benefits, and deferred taxes, as well as changes to other non-current assets and liabilities. In the first six months of 2011, other adjustments used $26.1 million of cash, primarily for non-cash foreign currency gains and payments to retirement benefit plans. In the first six months of 2010, other adjustments provided $25.7 million of cash, primarily from non-cash foreign currency losses and restructuring charges exceeding cash payments.
Cash flows from investing activities decreased $19.2 million in the first six months of 2011 compared with the prior-year period. Capital expenditures increased to $31.8 million in the first half of 2011 from $16.3 million in the first half of 2010 and are on track to reach approximately $70 million to $80 million for the year, as previously announced. In the first half of 2010, we received net proceeds of $5.9 million from the sale of certain of our business operations in precious metal preparations and lustres.

Cash flows from financing activities increased $117.4 million in the first six months of 2011 compared with the prior-year period. In the first half of 2011, we borrowed $45.0 million through our domestic accounts receivable asset securitization program and $11.0 million through our international accounts receivable sales programs, and we redeemed in cash all outstanding 7% Series A ESOP Convertible Preferred Stock for $9.4 million plus earned but unpaid dividends. In the first half of 2010, we repaid $50.0 million of our term loan facility and $17.8 million on our domestic asset securitization program.
Capital Resources and Liquidity
7.875% Senior Notes
The Senior Notes were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at June 30, 2011, and December 31, 2010. We may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount. In addition, through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1.0% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note.
The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.
6.50% Convertible Senior Notes
The Convertible Notes were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.8 million at June 30, 2011, and December 31, 2010. At June 30, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.
2010 Credit Facility
In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). At June 30, 2011, we had borrowed $0.4 million under this facility. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2011, the interest rate was 2.7%. We had no borrowings under this facility at December 31, 2010. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets.
We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. At June 30, 2011, we were in compliance with the covenants of the 2010 Credit Facility.
Domestic Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In May 2011, we made certain modifications to and extended the maturity of this $50.0 million facility through May 2012. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or, under the current program, letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2011, advances received of $45.0 million were secured by $114.5 million of accounts receivable. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At June 30, 2011, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2010.

International Receivable Sales Programs
In the first half of 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2011, commitments supporting these programs totaled $20.3 million, advances received were secured by $13.3 million of accounts receivable, and no additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At June 30, 2011, the weighted-average interest rate was 3.1%.
Off Balance Sheet Arrangements
International Receivable Sales Programs. Prior to 2011, we maintained several international programs to sell without recourse trade accounts receivable to financial institutions. In the first quarter of 2011, these programs expired or were terminated. Advances received under these programs were accounted for as proceeds from the sales of receivables and included in net cash provided by operating activities. Ferro had received net proceeds under these programs of $3.4 million at December 31, 2010, for outstanding receivables.
Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $269.1 million at June 30, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the lines provided by some of the financial institutions. While no deposits were outstanding at June 30, 2011, we may be required to furnish additional cash collateral in the future based on the quantity and market value of the precious metals under consignment.
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
Liquidity Requirements
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first half of 2011, cash flows from financing activities were used to fund our operating and investing activities. We had additional borrowing capacity of $356.6 million at June 30, 2011 and $402.1 million at December 31, 2010, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity, including restructuring activities and suspension of dividend payments on our common stock.
Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. The Company has recently accessed credit markets for the following transactions. In 2010, we issued 7.875% Senior Notes, which mature in 2018, and entered into the 2010 Credit Facility, which matures in 2015. In 2011, we entered into several international accounts receivable sales programs and extended our domestic asset securitization facility.

We may from time to time seek to retire or repurchase our outstanding debt through open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
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
New Accounting Pronouncements Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which is codified in ASC Topic 820, Fair Value Measurement. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. ASU 2011-04 will be effective for our fiscal year that begins January 1, 2012, and is to be applied prospectively. We do not expect that adoption of this pronouncement on January 1, 2012, will have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”), which is codified in ASC Topic 220, Comprehensive Income. This pronouncement requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements and will be effective for our fiscal year that begins January 1, 2012. ASU 2011-05 is to be applied retrospectively, and early adoption is permitted. Adoption of this pronouncement will not have a material effect on our consolidated financial statements.
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
The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$588	$41
Fixed-rate debt:
Carrying amount	288,557	283,368
Fair value	300,873	302,942
Change in fair value from 1% increase in interest rates	(14,393)	(15,635)
Change in fair value from 1% decrease in interest rates	15,367	16,759
Foreign currency forward contracts:
Notional amount	277,587	187,291
Carrying amount and fair value	(916)	(240)
Change in fair value from 10% appreciation of U.S. dollar	12,629	7,735
Change in fair value from 10% depreciation of U.S. dollar	(15,435)	(9,454)

Item 4.	Controls and Procedures
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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
During the second quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2011:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased (1)	per Share	Programs	Programs
(In thousands, except for per share amounts)
April 1, 2011 to April 30, 2011	1	$16.94	—	—
May 1, 2011 to May 31, 2011	—	—	—	—
June 1, 2011 to June 30, 2011	—	—	—	—

Total	1		—

(1)	Consists of shares of common stock purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan for Non-employee Directors.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The exhibits listed in the attached Exhibit Index are the exhibits required by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)
Date: August 1, 2011	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2011	/s/ Thomas R. Miklich
Thomas R. Miklich
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of incorporation and by-laws:

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

4	Instruments defining rights of security holders, including indentures:

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

Exhibit:

10	Material contracts:

10.1	First Amendment to Third Amended and Restated Credit Agreement, Amended and Restated Pledge and Security Agreement and Amended and Restated Subsidiary Guaranty (Domestic).

10.2
First Amendment to Purchase Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Pfanstiehl Laboratories, Inc. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011, which Exhibit is incorporated here by reference.)

10.3
First Amendment to Purchase Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Pfanstiehl Laboratories, Inc. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011, which Exhibit is incorporated here by reference.)

10.4
Amended and Restated Receivables Purchase Agreement, dated as of May 31, 2011, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011, which Exhibit is incorporated here by reference.)

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101	XBRL Documents:

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.