Form 10-Q
period 2011-09-30
FERRO CORP
filed 2011-10-26
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State of Corporation)	(IRS Employer Identification No.)

6060 Parkland Boulevard
Mayfield Heights, OH	44124
(Address of Principal executive offices)	(Zip Code)
216-875-5600
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
At September 30, 2011, there were 86,570,567 shares of Ferro Common Stock, par value $1.00, outstanding.

Page

PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

PART II

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. (Removed and Reserved)	32

Item 5. Other Information	32

Item 6. Exhibits	33

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Net sales	$546,114	$528,564	$1,713,097	$1,564,914
Cost of sales	442,304	408,268	1,374,614	1,215,354

Gross profit	103,810	120,296	338,483	349,560
Selling, general and administrative expenses	67,530	74,835	217,896	215,635
Restructuring and impairment charges	869	9,570	4,044	44,107
Other expense (income):
Interest expense	7,030	10,519	21,208	37,196
Interest earned	(50)	(78)	(193)	(542)
Losses on extinguishment of debt	—	19,331	—	19,331
Foreign currency losses, net	1,726	398	4,049	3,644
Miscellaneous expense, net	64	7,345	458	2,523

Income (loss) before income taxes	26,641	(1,624)	91,021	27,666
Income tax expense	8,419	738	29,987	23,246

Net income (loss)	18,222	(2,362)	61,034	4,420
Less: Net income attributable to noncontrolling interests	40	983	573	733

Net income (loss) attributable to Ferro Corporation	18,182	(3,345)	60,461	3,687
Dividends on preferred stock	—	(165)	(165)	(495)

Net income (loss) attributable to Ferro Corporation common shareholders	$18,182	$(3,510)	$60,296	$3,192

Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss) per share	$0.21	$(0.04)	$0.70	$0.04
Diluted earnings (loss) per share	0.21	(0.04)	0.69	0.04

Dividends per share of common stock	—	—	—	—
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$21,900	$29,035
Accounts receivable, net	365,383	302,448
Inventories	243,321	202,067
Deposits for precious metals	—	28,086
Deferred income taxes	24,284	24,924
Other receivables	29,051	27,762
Other current assets	24,670	7,432

Total current assets	708,609	621,754
Other assets
Property, plant and equipment, net	388,636	391,496
Goodwill	219,606	219,716
Amortizable intangible assets, net	11,363	11,869
Deferred income taxes	117,991	121,640
Other non-current assets	81,603	67,880

Total assets	$1,527,808	$1,434,355

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$58,397	$3,580
Accounts payable	210,250	207,770
Income taxes	16,637	8,823
Accrued payrolls	32,793	49,590
Accrued expenses and other current liabilities	66,047	75,912

Total current liabilities	384,124	345,675
Other liabilities
Long-term debt, less current portion	304,716	290,971
Postretirement and pension liabilities	171,789	189,058
Deferred income taxes	2,263	2,211
Other non-current liabilities	20,417	22,833

Total liabilities	883,309	850,748
Series A convertible preferred stock (approximates redemption value)	—	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock	93,436	93,436
Paid-in capital	318,606	323,015
Retained earnings	422,460	362,164
Accumulated other comprehensive loss	(47,024)	(50,949)
Common shares in treasury, at cost	(153,574)	(164,257)

Total Ferro Corporation shareholders’ equity	633,904	563,409
Noncontrolling interests	10,595	10,771

Total equity	644,499	574,180

Total liabilities and equity	$1,527,808	$1,434,355

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
						Accumulated
	Common Shares					Other	Non-
	in Treasury		Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2009	7,375	$(171,567)	$93,436	$331,376	$357,128	$(60,147)	$10,269	$560,495
Net income					3,687		733	4,420
Other comprehensive income (loss), net of tax:
Foreign currency translation						(1,319)	101	(1,218)
Postretirement benefit liabilities						(4,167)		(4,167)
Raw material commodity swaps						(107)		(107)
Interest rate swaps						6,121		6,121

Total comprehensive income								5,049
Cash dividends:
Preferred					(495)			(495)
Income tax benefit				11				11
Redemption of Convertible Notes				(3,025)				(3,025)
Stock-based compensation transactions	(122)	4,905		(2,029)				2,876
Distributions to noncontrolling interests							(527)	(527)

Balances at September 30, 2010	7,253	$(166,662)	$93,436	$326,333	$360,320	$(59,619)	$10,576	$564,384

Balances at December 31, 2010	7,242	$(164,257)	$93,436	$323,015	$362,164	$(50,949)	$10,771	$574,180
Net income					60,461		573	61,034
Other comprehensive income (loss), net of tax:
Foreign currency translation						(751)	189	(562)
Postretirement benefit liabilities						4,676		4,676

Total comprehensive income								65,148
Cash dividends:
Preferred					(165)			(165)
Stock-based compensation transactions	(377)	10,683		(4,409)				6,274
Distributions to noncontrolling interests							(938)	(938)

Balances at September 30, 2011	6,865	$(153,574)	$93,436	$318,606	$422,460	$(47,024)	$10,595	$644,499

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(17,370)	$180,455
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(51,923)	(27,733)
Proceeds from sale of businesses	—	5,887
Proceeds from sale of assets	2,374	7,425
Other investing activities	193	139

Net cash used for investing activities	(49,356)	(14,282)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	55,496	(22,500)
Proceeds from long-term debt	530,174	576,740
Principal payments on long-term debt	(517,065)	(336,502)
Extinguishment of debt	—	(326,687)
Debt issue costs	—	(10,460)
Redemption of convertible preferred stock	(9,427)	—
Cash dividends paid	(165)	(495)
Other financing activities	(180)	(788)

Net cash provided by (used for) financing activities	58,833	(120,692)
Effect of exchange rate changes on cash and cash equivalents	758	1,368

(Decrease) increase in cash and cash equivalents	(7,135)	46,849
Cash and cash equivalents at beginning of period	29,035	18,507

Cash and cash equivalents at end of period	$21,900	$65,356

Cash paid during the period for:
Interest	$24,620	$30,291
Income taxes	20,646	15,723
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) prepared these unaudited condensed consolidated financial statements of Ferro Corporation and subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Due to differing business conditions, our various initiatives, and some seasonality, the results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results expected in subsequent quarters or for the full year.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in the Nine Months Ended September 30, 2011
On January 1, 2011, we prospectively adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”) and ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”). ASU 2009-13 applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. ASU 2010-17 defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 605, Revenue Recognition. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which is codified in ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement permits companies testing goodwill for impairment to first assess qualitative factors to determine whether the two-step impairment test is required. ASU 2011-08 is effective for our fiscal year that begins January 1, 2012, but early adoption is permitted. We expect to early adopt this pronouncement in the fourth quarter of 2011. We do not expect that adoption of this pronouncement will have a material effect on our consolidated financial statements.

3. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Raw materials	$82,672	$63,856
Work in process	47,276	38,684
Finished goods	113,373	99,527

Total inventories	$243,321	$202,067

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $2.6 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and $7.3 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively, and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals consignment program of $225.5 million at September 30, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the credit lines provided by some of the financial institutions. At September 30, 2011, no cash collateral was outstanding.
4. Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $612.4 million at September 30, 2011, and $594.3 million at December 31, 2010. Unpaid capital expenditure liabilities, which are noncash investing activities, were $9.4 million at September 30, 2011, and $7.1 million at September 30, 2010.
5. Financing and Long-term Debt
Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Loans payable to banks	$809	$709
Domestic accounts receivable asset securitization program	45,000	—
International accounts receivable sales programs	9,659	—
Current portion of long-term debt	2,929	2,871

Total loans payable and current portion of long-term debt	$58,397	$3,580

Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	34,007	33,368
Revolving credit facility	13,110	—
Capitalized lease obligations	5,161	6,177
Other notes	5,367	4,297

Total long-term debt	307,645	293,842
Less current portion	(2,929)	(2,871)

Total long-term debt, less current portion	$304,716	$290,971

Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In May 2011, we made certain modifications to and extended the maturity of this credit facility through May 2012. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2011, advances received of $45.0 million were secured by $115.9 million of accounts receivable. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At September 30, 2011, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2010.
In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2011, the commitments supporting these programs totaled $18.7 million, the advances received were secured by $11.8 million of accounts receivable, and no additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At September 30, 2011, the weighted-average interest rate was 3.2%.
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
The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At September 30, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.
6.50% Convertible Senior Notes
The Convertible Notes were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.8 million at September 30, 2011, and $35.8 million at December 31, 2010. At September 30, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.
2010 Credit Facility
In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At September 30, 2011, the interest rate was 3.0%. We had no borrowings under this facility at December 31, 2010. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets.

We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. At September 30, 2011, we were in compliance with the covenants of the 2010 Credit Facility.
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
6. Financial Instruments
The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:
•	Cash and cash equivalents;

•	Notes receivable;

•	Deposits;

•	Other receivables; and

•	Short-term loans payable.
Long-term Debt
The following financial instruments are measured at fair value for disclosure purposes:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000	$250,000	$266,563
6.50% Convertible Senior Notes, net of unamortized discounts	34,007	35,841	33,368	36,379
Revolving credit facility	13,110	13,119	—	—
Other notes	5,367	4,496	4,297	3,600
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
Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with a notional amount of $278.5 million at September 30, 2011, and $187.3 million at December 31, 2010.

Foreign currency forward contracts

The following table presents the fair value on our consolidated balance sheets of our foreign currency forward contracts, which are not designated as hedging instruments:

	September 30,	December 31,
	2011	2010	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$11,418	$—	Other current assets
Foreign currency forward contracts	—	1,261	Accrued expenses and
			other current liabilities

Total	$11,418	$1,261

Liability derivatives:
Foreign currency forward contracts	$(547)	$—	Other current assets
Foreign currency forward contracts	—	(1,501)	Accrued expenses and
			other current liabilities

Total	$(547)	$(1,501)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments were as follows:

	September 30, 2011				December 31,
	Level 1	Level 2	Level 3	Total	2010
	(Dollars in thousands)
Assets:
Foreign currency forward contracts, net	$—	$10,871	$—	$10,871	$—
Liabilities:
Foreign currency forward contracts, net	—	—	—	—	(240)

The following tables present the effect of derivative instruments on our consolidated financial performance for the nine months ended September 30:

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
	Recognized in OCI		into Earnings		Reclassified from AOCI
	2011	2010	2011	2010	into Earnings
	(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps			$—	$(4,885)	Interest expense
			—	(6,849)	Miscellaneous expense,
					net

Total	$—	$(2,218)	$—	$(11,734)

	Amount of Gain (Loss)
	Recognized in Earnings
	2011	2010	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	$(5,162)	$3,020	Foreign currency losses, net
7. Income Taxes
Income tax expense for the nine months ended September 30, 2011, was $30.0 million, or 32.9% of pre-tax income. In the first nine months of 2010, we recorded income tax expense of $23.2 million, or 84.0% of pre-tax income. The reduction in the effective tax rate primarily resulted from a decrease in losses in jurisdictions with full valuation allowances, which resulted in unrecognized tax benefits of $4.0 million in the first nine months of 2011 as compared with $10.3 million in the prior-year period. In addition, the effective tax rate in the first nine months of 2011 included an income tax benefit of $1.7 million related to settlement of foreign tax matters. The effective tax rate in the prior-year period was impacted by $4.3 million of tax charges, which resulted from the elimination of future tax deductions related to Medicare Part D subsidies and the recording of valuation allowances on certain deferred tax assets.
8. Contingent Liabilities
There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
The Company has a non-operating facility in Brazil that is environmentally contaminated. We have recorded an undiscounted remediation liability because we believe the liability is incurred and the amount of contingent loss is reasonably estimable. The recorded liability associated with this facility was $8.6 million at September 30, 2011, and $9.8 million at December 31, 2010. The ultimate loss will depend on the extent of contamination found as the project progresses and acceptance by local authorities of remediation activities, including the time frame of monitoring involved.
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

9. Retirement Benefits
Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30 follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$4	$3	$556	$833	$—	$—
Interest cost	5,117	5,098	1,466	2,387	482	607
Expected return on plan assets	(5,150)	(4,622)	(823)	(1,587)	—	—
Amortization of prior service cost	18	24	(36)	(35)	(100)	251
Net amortization and deferral	1,762	2,561	161	189	(159)	(43)
Curtailment and settlement effects	—	—	—	(180)	—	—

Net periodic benefit cost	$1,751	$3,064	$1,324	$1,607	$223	$815

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the nine months ended September 30 follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$12	$17	$1,657	$2,549	$—	$—
Interest cost	15,351	15,410	4,390	7,639	1,447	1,821
Expected return on plan assets	(15,451)	(13,604)	(2,470)	(5,245)	—	—
Amortization of prior service cost	55	72	(103)	(288)	(301)	(547)
Net amortization and deferral	7,736	9,473	486	529	(479)	(129)
Curtailment and settlement effects	—	—	—	(4,745)	—	—

Net periodic benefit cost	$7,703	$11,368	$3,960	$439	$667	$1,145

In our U.S. plans, improvement through December 2010 in the valuation of pension investments increased our 2011 expected return on plan assets, and longer amortization periods decreased our 2011 net amortization and deferral costs. The longer amortization periods were due to all participants in certain U.S. plans being inactive and to changes in the pattern of retirements. In our non-U.S. plans, various curtailments and settlements recorded in 2010 decreased our benefit obligations and plan assets, which in turn reduced our 2011 interest cost and expected return on plan assets. In the third quarter of 2010, we recognized $0.7 million of prior service cost amortization related to a temporary change in our postretirement health care benefit plan and a $0.2 million curtailment gain related to our restructuring activities in the Netherlands. In the second quarter of 2010, we recognized $4.0 million of curtailment and settlement gains related to our restructuring activities in the Netherlands and France and a $0.2 million settlement loss related to the transfer of some pension obligations to another company in Germany. In the first quarter of 2010, we recognized a $0.7 million gain from the settlement of certain pension obligations in Japan.
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
The stock-based compensation transactions in equity consisted of the following for the nine months ended September 30, 2011:

	Common Shares in Treasury
	Shares	Amount	Paid-in Capital
	(In thousands)
Stock options	(208)	$5,189	$(478)
Deferred stock units	(80)	2,013	(1,559)
Restricted shares	(126)	3,427	(2,243)
Performance shares	37	(537)	462
Directors’ deferred compensation, net	—	591	(591)
Preferred stock conversions	—	—	—

Total	(377)	$10,683	$(4,409)

12. Restructuring and Cost Reduction Programs
During the nine months of 2011, we continued to wind down our restructuring programs. Current period activity primarily relates to facility closing and exit costs in Limoges, France; Castanheira do Ribatejo, Portugal; and Frankfurt, Germany.
For the nine months ended September 30, 2011 and 2010, total charges resulting from these activities were $4.4 million and $47.4 million, respectively, of which $0.4 million and $3.3 million, respectively, were recorded in cost of sales as they related to accelerated depreciation on assets to be disposed, and the remaining $4.0 million and $44.1 million, respectively, were reported as restructuring and impairment charges. Restructuring and impairment charges for the nine months ended September 30, 2011, consisted of gross charges of $6.5 million, partially offset by a gain on the sale of a building of $1.1 million and a reduction of accrued rent previously included in restructuring charges of $1.4 million.
We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee		Asset
	Severance	Other Costs	Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2010	$2,429	$5,863	$—	$8,292
Restructuring charges	2,191	1,850	3	4,044
Cash payments	(3,694)	(3,702)	—	(7,396)
Currency translation adjustment	62	67	—	129
Non-cash items	(27)	(85)	(3)	(115)

Balance at September 30, 2011	$961	$3,993	$—	$4,954

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

13. Earnings Per Share
Details of the calculation of basic and diluted earnings (loss) per share attributable to Ferro Corporation common shareholders are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$18,182	$(3,510)	$60,296	$3,192
Weighted-average common shares outstanding	86,169	85,805	86,101	85,808
Basic earnings (loss) per share attributable to Ferro Corporation common shareholders	$0.21	$(0.04)	$0.70	$0.04

Diluted earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$18,182	$(3,510)	$60,296	$3,192
Plus: Convertible preferred stock dividends, net of tax	—	—	103	—

Total	$18,182	$(3,510)	$60,399	$3,192

Weighted-average common shares outstanding	86,169	85,805	86,101	85,808
Assumed exercise of stock options	188	—	255	330
Assumed satisfaction of deferred stock unit conditions	38	—	46	77
Assumed satisfaction of restricted share conditions	402	—	389	324
Assumed conversion of convertible notes	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	176	—

Weighted-average diluted shares outstanding	86,797	85,805	86,967	86,539

Diluted earnings (loss) per share attributable to Ferro Corporation common shareholders	$0.21	$(0.04)	$0.69	$0.04
Securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been antidilutive represented 5.3 million common shares for the three and nine months ended September 30, 2011, and 8.9 million and 8.0 million common shares for the three and nine months ended September 30, 2010, respectively.

14. Comprehensive Income
The components of comprehensive income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income (loss)	$18,222	$(2,362)	$61,034	$4,420
Other comprehensive income (loss), net of tax:
Foreign currency translation	(11,013)	24,477	(562)	(1,218)
Postretirement benefit liabilities	1,708	(1,132)	4,676	(4,167)
Raw material commodity swaps	—	—	—	(107)
Interest rate swaps	—	4,191	—	6,121

Total comprehensive income	8,917	25,174	65,148	5,049
Less: Comprehensive income attributable to noncontrolling interests	113	1,053	762	834

Comprehensive income attributable to Ferro Corporation	$8,804	$24,121	$64,386	$4,215

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
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Electronic Materials	$156,081	$166,953	$538,790	$488,714
Performance Coatings	153,365	144,218	453,546	414,546
Color and Glass Performance Materials	100,525	91,167	306,806	288,196
Polymer Additives	85,634	77,291	262,767	231,431
Specialty Plastics	43,606	42,633	132,745	124,365
Pharmaceuticals	6,903	6,302	18,443	17,662

Total net sales	$546,114	$528,564	$1,713,097	$1,564,914

Each segment’s income and reconciliations to income (loss) before income taxes follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Electronic Materials	$17,754	$31,394	$74,257	$97,273
Performance Coatings	11,728	11,322	30,462	35,226
Color and Glass Performance Materials	8,758	9,192	29,789	26,457
Polymer Additives	4,025	6,970	14,807	13,797
Specialty Plastics	2,662	4,253	7,381	9,575
Pharmaceuticals	1,062	534	2,977	388

Total segment income	45,989	63,665	159,673	182,716
Unallocated corporate expenses	9,709	18,204	39,086	48,791
Restructuring and impairment charges	869	9,570	4,044	44,107
Other expense, net	8,770	37,515	25,522	62,152

Income (loss) before income taxes	$26,641	$(1,624)	$91,021	$27,666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Overall sales grew during the quarter, driven primarily by changes in foreign currency exchange rates. Customer demand showed signs of slowing, as some customer orders were delayed toward the end of the quarter. Demand from customers who purchase conductive pastes for solar applications continued to be weak as a result of lower market demand and excess inventory of products in solar power end markets. Demand for other products that are used in electronics industry applications also declined during the third quarter.
Net sales increased by 3% in the three months ended September 30, 2011, compared with the third quarter of 2010. Changes in foreign currency exchange rates were the primary driver of the increased sales. Increased precious metal costs, which are passed through to customers with little gross profit contribution, were also a contributor to the increased sales. Sales increased in all business segments except Electronic Materials where sales declined due to weak demand for conductive pastes that are used in solar applications. In aggregate, changes in product prices and mix contributed approximately 12 percentage points to the growth in net sales compared to the third quarter of 2010. Changes in foreign currency exchange rates contributed an additional 3 percentage points to sales growth. Lower sales volumes, primarily driven by lower sales of conductive pastes and the effects of products that we no longer sell, reduced sales growth by approximately 12 percentage points.
Raw material costs, in aggregate, increased during the quarter by approximately $35 million compared with the same quarter last year, reflecting widespread commodity cost increases in the global economy. The costs of some raw materials have now declined from the peak costs experienced earlier in 2011. Changes in product pricing kept pace with increasing raw materials across the business as a whole. Securing price increases to fully cover raw materials cost increases continued to be challenging in our Polymer Additives business and portions of our Performance Coatings business.
Gross profit declined in the third quarter compared with the third quarter of 2010. The reduction was driven by declines in sales of conductive pastes for solar cells in our Electronic Materials business. Higher sales of precious metals did not add significantly to gross profit during the quarter because precious metal costs are passed through to customers with little gross profit contribution. In addition, increased sales due to product price increases that reflected rising raw material costs did not result in significant incremental gross profit during the quarter.
Selling, general and administrative (“SG&A”) expenses declined compared with the prior-year period. The decline in SG&A expenses was driven by reduced charges related to manufacturing rationalization and employee severance, along with reduced incentive compensation expense. Offsetting some of the decline were higher expenses for an initiative to standardize business processes and improve management information systems, as well as increased expenses due to changes in foreign currency exchange rates.
Restructuring and impairment charges declined significantly compared with the third quarter of 2010. The major operational activities related to our restructuring initiatives, started in 2006, were completed during 2010. The current restructuring charges are primarily related to residual costs at manufacturing sites where production activities have been concluded.
Interest expense declined in the third quarter primarily as a result of lower average interest rates and reduced average borrowing levels, as well as reduced amortization of debt issuance costs.
During the third quarter of 2010, we recorded losses on extinguishment of debt as a result of debt refinancing. This charge did not recur in 2011.
We recorded net income during the 2011 third quarter compared with a net loss in the third quarter of 2010. The improvement was driven by the absence of losses on extinguishment of debt, reduced restructuring and impairment charges, reduced SG&A expenses and lower interest expense. These contributions to improved income were partially offset by reduced gross profit and increased income tax expense.
Outlook
Our ability to forecast future customer demand is very limited because of the uncertainty surrounding economic conditions in a number of regions and application markets around the world, particularly in Europe and the United States. Customers are placing orders only for the materials they need for near-term production requirements, and we have experienced order delays or cancellations due to recent deterioration in end market demand. In addition, customer orders for our conductive pastes have been negatively impacted by continuing excess inventory of completed solar power modules. The amount of excess module inventory remaining and the near-term demand for solar modules are difficult to forecast. Therefore, customers of our conductive pastes are not certain when their production requirements will recover.

We expect generally weak economic conditions to continue during the next several quarters. Because of the continued uncertainty in worldwide macroeconomic factors and the unknown effects of difficult credit markets, particularly in Europe, our ability to forecast future financial performance is more limited than usual.
Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
Comparison of the three months ended September 30, 2011 and 2010

	Three months ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$546,114	$528,564	$17,550	3.3%
Cost of sales	442,304	408,268	34,036	8.3%

Gross profit	103,810	120,296	(16,486)	(13.7)%
Gross profit percentage	19.0%	22.8%
Selling, general and administrative expenses	67,530	74,835	(7,305)	(9.8)%
Restructuring and impairment charges	869	9,570	(8,701)
Other expense (income):
Interest expense	7,030	10,519	(3,489)
Interest earned	(50)	(78)	28
Losses on extinguishment of debt	—	19,331	(19,331)
Foreign currency losses, net	1,726	398	1,328
Miscellaneous expense, net	64	7,345	(7,281)

Income (loss) before income taxes	26,641	(1,624)	28,265
Income tax expense	8,419	738	7,681

Net income (loss)	$18,222	$(2,362)	$20,584

Diluted earnings (loss) per share	$0.21	$(0.04)	$0.25
Net sales increased by 3% in the three months ended September 30, 2011, compared with the third quarter of 2010, driven by changes in foreign currency exchange rates. Increased sales of precious metals in our Electronic Materials segment, driven by higher prices for silver, also contributed to the overall growth in sales. Sales were higher in all segments except Electronic Materials, where reduced demand for conductive pastes used in the manufacture of solar sales led to a decline in sales. Higher product prices and mix accounted for approximately 12 percentage points of sales growth in the quarter, and changes in foreign currency exchange rates added an additional 3 percentage points to the growth. Lower sales volume reduced sales growth by approximately 12 percentage points. Nearly three quarters of the reduction in sales due to volume was attributable to the Electronic Materials segment. Higher precious metals sales, resulting from higher silver prices partially offset by lower precious metals sales volume, contributed $8.6 million to the overall sales increase during the quarter.
Gross profit declined primarily as a result of reduced sales volume of conductive pastes used in solar cell applications. In addition, increased raw material costs and product mix changes combined to reduce gross profit or to limit the growth in gross profit in those segments where sales increased. Gross profit percentage declined to 19.0% of sales from 22.8% of sales in the prior-year period. Charges that were primarily related to residual costs at closed manufacturing sites involved in restructuring initiatives reduced gross profit by $0.7 million during the third quarter of 2011. In the third quarter of 2010, gross profit also was reduced by $0.7 million due to charges for accelerated depreciation, severance costs and other costs associated with manufacturing rationalization activities.

Selling, general and administrative (“SG&A”) expenses declined by $7.3 million during the third quarter of 2011 compared with the prior-year quarter. SG&A expenses were 12.4% of net sales during the third quarter, down from 14.2% in the third quarter of 2010. The drivers of the reduced SG&A expenses were lower special charges, reduced pension expense and lower incentive compensation expense. Changes in foreign currency exchange rates offset some of the decline. In addition, SG&A spending in the third quarter included $1.6 million related to an initiative to streamline and standardize business processes and improve management information systems tools. SG&A expenses during the 2011 third quarter also included charges of $0.8 million that were primarily related to expenses at closed sites impacted by restructuring initiatives. In the prior-year quarter, SG&A expenses included $5.5 million in special charges, primarily driven by expenses related to manufacturing rationalization activities and employee severance expenses.
Restructuring and impairment charges declined to $0.9 million in the third quarter of 2011 compared with $9.6 million in the third quarter of 2010. The decline reflects the reduction in restructuring activities as we complete the final actions related to our multi-year manufacturing rationalization activities.
Interest expense declined by $3.5 million in the three months ended September 30, 2011, compared with the prior-year period. Lower average interest rates on borrowings, a decline in average borrowing levels and reduced amortization of debt issuance costs resulted in the decline in interest expense. In addition, interest expense in the 2010 third quarter included a $0.8 million noncash write-off of unamortized fees related to a repayment of term loans.
We recorded a $19.3 million charge for losses on extinguishment of debt during the 2010 third quarter related to debt refinancing. The charge included a write-off of unamortized fees and the difference between the carrying value and the fair market value of the portion of our 6.5% Convertible Notes purchased pursuant to a tender offer and a write-off of unamortized fees associated with our previous credit facility. We did not record any charges for extinguishment of debt in the third quarter of 2011.
We are exposed to the impact of exchange rate fluctuations on foreign currency positions arising from our international trade. We manage these currency risks principally by entering into forward contracts. The carrying value of the open contracts at quarter-end are adjusted to market value and the resulting gains or losses are charged to income or expense during the period, partially offsetting the effects of changes in foreign currency exchange rates on the underlying positions.
Net miscellaneous expense for the 2011 third quarter was $0.1 million compared with $7.3 million in the third quarter of 2010. During the third quarter of 2010, we recorded charges of $6.8 million to settle our interest rate swaps in connection with the extinguishment of term loans that were part of our previous credit facility.
During the third quarter of 2011, income tax expense was $8.4 million, or 31.6% of pre-tax income. In the 2010 third quarter, we recorded tax expense of $0.7 million despite consolidated pre-tax losses of $1.6 million. The change in the effective tax rate was primarily the result of a decrease in our losses in jurisdictions for which the benefits of these losses were not expected to be realized and a current period benefit of $1.0 million related to the settlement of foreign tax matters.
Net income increased to $18.2 million in the three months ended September 30, 2011, compared with a net loss of $2.4 million in the prior-year period. The improvement was driven by an absence of losses on extinguishment of debt, reduced restructuring and impairment charges, reduced SG&A expenses, reduced miscellaneous expense and lower interest expense. These improvements were partially offset by reduced gross profit and increased income tax expense.

	Three months ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$156,081	$166,953	$(10,872)	(6.5)%
Performance Coatings	153,365	144,218	9,147	6.3%
Color and Glass Performance Materials	100,525	91,167	9,358	10.3%
Polymer Additives	85,634	77,291	8,343	10.8%
Specialty Plastics	43,606	42,633	973	2.3%
Pharmaceuticals	6,903	6,302	601	9.5%

Total segment sales	$546,114	$528,564	$17,550	3.3%

Segment Income
Electronic Materials	$17,754	$31,394	$(13,640)	(43.4)%
Performance Coatings	11,728	11,322	406	3.6%
Color and Glass Performance Materials	8,758	9,192	(434)	(4.7)%
Polymer Additives	4,025	6,970	(2,945)	(42.3)%
Specialty Plastics	2,662	4,253	(1,591)	(37.4)%
Pharmaceuticals	1,062	534	528	98.9%

Total segment income	$45,989	$63,665	$(17,676)	(27.8)%

Electronic Materials Segment Results. Sales declined in Electronic Materials primarily as a result of reduced demand for conductive pastes used in solar cell applications. The decline in demand for these products continued from the second quarter of 2011 as a consequence of lower end-market demand and excess inventory of completed solar power modules and the resulting reduction in solar cell production by our customers. Lower sales volume reduced sales by approximately $40 million compared with the prior-year period. Changes in product pricing and mix offset approximately $26 million of the decline during the quarter, and changes in foreign currency exchange rates increased sales by an additional $3 million. Sales declines occurred in all regions. Operating income declined primarily due to a $13 million decrease in gross profit driven by the reduced sales volume of conductive pastes.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher product prices and changes in foreign currency exchange rates, partially offset by reduced sales volume. The higher product prices are primarily due to higher raw material costs compared with the prior-year period. Changes in product prices and mix contributed $14 million to the overall sales increase during the period. Changes in foreign currency exchange rates added an additional $6 million to sales growth. Lower sales volume offset approximately $11 million of the sales growth. Sales increases were primarily in Europe-Middle East-Africa, Asia and Latin America. Operating profit increased slightly during the quarter as a result of a $1.3 million improvement in gross profit that was partially offset by a $0.9 million increase in SG&A expense.
Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of product prices, mix and foreign exchange rates, partially offset by reduced sales volume. Sales volume of certain metal oxide products was curtailed as a result of the closing of a manufacturing plant in Portugal, and sales volume was also lower due to reduced precious metal preparations sales as a result of a business divestiture. Changes in product price and mix accounted for approximately $11 million of the increased sales for the third quarter, and changes in foreign currency exchange rates contributed an additional $5 million to growth. Lower sales volume reduced sales growth by approximately $7 million in the quarter. The growth in sales was primarily driven by increased sales in Europe-Middle East-Africa and the United States. Operating profit declined as a result of a $1.1 million increase in SG&A expense that was partially offset by a $0.7 million increase in gross profit. The increase in gross profit was driven by the benefits from manufacturing rationalization activities completed in prior periods. During the quarter, both gross profit and SG&A expenses were impacted by costs associated with consolidating production from a plant in Austria to one of our existing plants in Germany.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher product prices. The higher product prices in the quarter largely reflected higher raw material costs compared with the prior-year period. Changes in product prices and mix increased sales by approximately $8 million. Increases in sales of $2 million due to changes in foreign currency exchange rates were offset by nearly equal sales reductions resulting from reduced sales volume. Sales increases occurred in the United States and Europe-Middle East-Africa, the primary markets for our polymer additive products. Operating income declined primarily as a result of a $3 million decline in gross profit caused by changes in product mix and increased manufacturing costs. SG&A expense was little changed from the prior-year period.

Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily as a result of changes in product pricing and mix that were largely offset by reduced sales volume. Changes in product prices and mix accounted for approximately $5 million of the overall sales increase, and changes in foreign currency exchange rates increased sales by an additional $1 million. Lower sales volume reduced sales by $5 million. Sales growth was primarily in the United States. Operating profit declined primarily as a result of a $2 million reduction in gross profit that was driven by reduced sales volume.
Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals primarily as a result of changes in product mix compared with the prior-year quarter. Operating income increased due to a $0.3 million decline in SG&A expenses and a $0.2 million increase in gross profit. The gross profit improvement was driven by improved product mix.

	Three months ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$265,077	$260,650	$4,427	1.7%
International	281,037	267,914	13,123	4.9%

Total	$546,114	$528,564	$17,550	3.3%

Sales in the 2011 third quarter increased in all regions compared with the third quarter of 2010. Sales in the United States increased during the quarter. A reduction in sales in the Electronic Materials segment were more than offset by sales increases in our other businesses. In the 2011 third quarter, sales originating in the United States were 49% of total sales, unchanged from the prior-year quarter. Growth in international sales was driven by higher sales in Europe-Middle East-Africa. Sales that are recorded in each region include products exported to customers that are located in other regions.
Comparison of the nine months ended September 30, 2011 and 2010

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$1,713,097	$1,564,914	$148,183	9.5%
Cost of sales	1,374,614	1,215,354	159,260	13.1%

Gross profit	338,483	349,560	(11,077)	(3.2)%
Gross profit percentage	19.8%	22.3%
Selling, general and administrative expenses	217,896	215,635	2,261	1.0%
Restructuring and impairment charges	4,044	44,107	(40,063)
Other expense (income):
Interest expense	21,208	37,196	(15,988)
Interest earned	(193)	(542)	349
Losses on extinguishment of debt	—	19,331	(19,331)
Foreign currency losses, net	4,049	3,644	405
Miscellaneous expense, net	458	2,523	(2,065)

Income before income taxes	91,021	27,666	63,355
Income tax expense	29,987	23,246	6,741

Net income	$61,034	$4,420	$56,614

Diluted earnings per share	$0.69	$0.04	$0.65

Net sales increased by 9.5% for the nine months ended September 30, 2011, compared with the first nine months of 2010. Increased sales of precious metals in our Electronic Materials segment was the primary driver of the overall growth in sales. Sales increased over the prior-year period in all segments, led by increases in Electronic Materials, Performance Coatings and Polymer Additives. The primary drivers of the sales increase were changes in product prices and mix compared with the first nine months of 2010. Changes in product prices and mix increased sales by approximately 13 percentage points and changes in foreign currency exchange rates contributed an additional 3 percentage points to growth. Lower sales volume, including the effects of products that we no longer sell, reduced sales growth by 7 percentage points. These changes in product prices, mix and sales volume include the effects of increased precious metal sales. Higher precious metal sales contributed approximately 5 percentage points of the overall sales increase during the first nine months of 2011.
Gross profit declined primarily as a result of gross profit declines in our Electronic Materials segment resulting from reduced sales of conductive pastes used in solar cell manufacturing. The gross profit decline was partially offset by increased gross profit in other portions of our business, particularly Color and Glass Performance Materials and Pharmaceuticals. Gross profit percentage declined to 19.8% of net sales from 22.3% of net sales primarily as a result of higher precious metal sales and changes in product mix. Precious metal costs are passed through to customers with little gross profit contribution, so increased precious metal sales result in reduced gross profit percentage. Charges, primarily related to residual costs at closed manufacturing sites involved in manufacturing restructuring initiatives, reduced gross profit by $3.6 million in the first three quarters of 2011. In the first three quarters of 2010, gross profit was reduced by charges of $4.9 million, primarily related to accelerated depreciation and severance costs associated with manufacturing rationalization initiatives.
Selling, general and administrative (“SG&A”) expenses increased by $2.3 million in the first nine months of 2011 compared with the prior-year period. SG&A expenses declined to 12.7% of net sales during the first nine months of 2011, down from 13.8% of net sales in the first nine months of 2010. The increased SG&A expenses included $5.5 million in expenses associated with an initiative to streamline and standardize our business processes and improve management information systems tools. Changes in foreign currency exchange rates also contributed to the increase in SG&A expenses. Partially offsetting some of the increase were lower special charges, lower pension expense and reduced incentive compensation expense. SG&A expenses in the first nine months of 2011 included charges of $3.3 million, primarily related to expenses at closed sites impacted by restructuring initiatives. SG&A expenses during the first nine months of 2010 included charges of $13.5 million, primarily related to manufacturing rationalization initiatives, employee severance and corporate development activities.
Restructuring and impairment charges declined to $4.0 million in the first three quarters of 2011, compared with $44.1 million in the first three quarters of 2010. The decline reflects a significant reduction in restructuring activities as we complete the final actions related to our multi-year manufacturing rationalization initiatives.
Interest expense declined to $21.2 million in the first nine months of 2011, down $16.0 million from the interest expense recorded in the prior-year period. The decline was driven by reduced average borrowing levels, lower average interest rates on borrowings and a decline in amortization of debt issuance costs. Interest expense in the first nine months of 2010 included a $2.3 million noncash write-off of fees related to repayments of our term loans prior to their final extinguishment.
We recorded a $19.3 million charge for losses on extinguishment of debt during the first nine months of 2010 related to debt refinancing. The charge included a write-off of unamortized fees and the difference between the carrying value and the fair market value of the portion of our 6.5% Convertible Notes purchased pursuant to a tender offer and a write-off of unamortized fees associated with our previous credit facility. We did not record any charges for extinguishment of debt in the first nine months of 2011.
We are exposed to the impact of exchange rate fluctuations on foreign currency positions arising from our international trade. We manage these currency risks principally by entering into forward contracts. The carrying value of the open contracts at quarter-end are adjusted to market value and the resulting gains or losses are charged to income or expense during the period, partially offsetting the effects of changes in foreign currency exchange rates on the underlying positions.
Miscellaneous expense, net for the first nine months of 2011 was $0.5 million, down from $2.5 million in the prior-year period. As a part of our miscellaneous expense in the first nine months 2010, we recorded a net pre-tax gain of $7.8 million as a result of a business combination related to certain decoration materials for ceramic and glass products. In addition, we recorded charges of $6.8 million to settle our interest rate swaps in connection with the extinguishment of term loans that were part of our previous credit facility and a charge of $3.5 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil.
Income tax expense for the nine months ended September 30, 2011, was $30.0 million, or 32.9% of pre-tax income. In the first nine months of 2010, we recorded income tax expense of $23.2 million, or 84.0% of pre-tax income. The reduction in the effective tax rate primarily resulted from a decrease in losses in jurisdictions with full valuation allowances, which resulted in unrecognized tax benefits of $4.0 million in the first nine months of 2011 as compared with $10.3 million in the prior-year period. In addition, the effective tax rate in the first nine months of 2011 included an income tax benefit of $1.7 million related to settlement of foreign tax matters. The effective tax rate in the prior-year period was impacted by $4.3 million of tax charges, which resulted from the elimination of future tax deductions related to Medicare Part D subsidies and the recording of valuation allowances on certain deferred tax assets.

Net income increased to $61.0 million in the first nine months of 2011 from $4.4 million in the first nine months of 2010. The increase was primarily driven by reduced restructuring and impairment charges, the absence of a loss on extinguishment of debt and lower interest expense. These positive additions to income were partially offset by reduced gross profit and increased income tax expense.

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$538,790	$488,714	$50,076	10.2%
Performance Coatings	453,546	414,546	39,000	9.4%
Color and Glass Performance Materials	306,806	288,196	18,610	6.5%
Polymer Additives	262,767	231,431	31,336	13.5%
Specialty Plastics	132,745	124,365	8,380	6.7%
Pharmaceuticals	18,443	17,662	781	4.4%

Total segment sales	$1,713,097	$1,564,914	$148,183	9.5%

Segment Income
Electronic Materials	$74,257	$97,273	$(23,016)	(23.7)%
Performance Coatings	30,462	35,226	(4,764)	(13.5)%
Color and Glass Performance Materials	29,789	26,457	3,332	12.6%
Polymer Additives	14,807	13,797	1,010	7.3%
Specialty Plastics	7,381	9,575	(2,194)	(22.9)%
Pharmaceuticals	2,977	388	2,589	667.3%

Total segment income	$159,673	$182,716	$(23,043)	(12.6)%

Electronic Materials Segment Results. Sales increased in Electronic Materials, driven by higher precious metal costs that are passed through to our customers as a portion of our product prices. Sales volume of conductive pastes for solar cell applications declined due to lower end-market demand and our customers’ excess inventory of solar power modules. Sales increased for a number of other metal pastes, metal powders and surface finishing products, which helped to partially offset the decline in sales of our solar pastes. Sales volume declined in dielectric powders, compared with the first nine months of 2010, as we exited the commodity dielectric powders market and closed our manufacturing site in the Netherlands during 2010. Changes in product pricing and mix, including increased precious metal prices, accounted for $106 million of increased sales and changes in foreign currency exchange rates contributed an additional $12 million to the higher sales during the period. Lower sales volume reduced sales growth by $68 million. Sales increases were driven by shipments from the United States and Asia-Pacific, while sales in Europe declined. Operating income declined as a result of a $20 million decline in gross profit and a $3 million increase in SG&A expenses. The decline in gross profit was primarily the result of lower sales volume of conductive paste products that are sold to customers who manufacture solar cells.
Performance Coatings Segment Results. Sales increased in Performance Coatings primarily as a result of higher product prices and changes in foreign currency exchange rates, partially offset by reduced sales volume. The increased product prices reflected higher raw material costs in the period. Changes in product pricing and mix accounted for approximately $35 million of the sales increase in the period, and changes in foreign currency exchange rates contributed an additional $17 million to sales growth. Lower sales volume reduced sales by $13 million. Sales growth was primarily driven by increased sales in Europe-Middle East-Africa and the United States, although sales grew in all regions. Operating profit declined as a result of a $6 million increase in SG&A expenses that was partially offset by a $1 million increase in gross profit. Changes in foreign currency exchange rates were a primary driver of the increased SG&A expenses.

Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of changes in product pricing and mix and changes in foreign currency exchange rates, partially offset by reduced sales volume. Sales of certain metal oxide products were curtailed due to the closing of a manufacturing plant in Portugal during 2010, and sales were further reduced as a result of divesting certain precious metal preparation product lines, also during 2010. Changes in product pricing and mix accounted for $30 million of the overall sales increase during the first nine months of 2011, and changes in foreign currency exchange rates contributed an additional $14 million to sales growth. Lower sales volume reduced sales growth by $25 million. Sales growth occurred primarily in Europe-Middle East-Africa and the United States. Operating profit increased as a result of a $8 million improvement in gross profit that was partially offset by $5 million increase in SG&A expense. The improvement in gross profit was driven by an improved cost structure resulting from manufacturing rationalization activities during 2010. Changes in foreign currency exchange rates were a primary driver of the increased SG&A expenses.
Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher product prices. Changes in product prices and mix accounted for $30 million of the sales increase during the first nine months of 2011. Changes in foreign currency exchange rates contributed an additional $4 million to sales growth. Lower sales volume reduced sales by approximately $3 million. Sales increased in the United States and Europe-Middle East-Africa. Operating income was higher due to a $1 million increase in gross profit. SG&A expense was largely unchanged compared with the prior-year period.
Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily as a result of higher product prices, partially offset by reduced sales volume. Changes in product prices and mix accounted for $13 million in sales growth and changes in foreign currency exchange rates contributed approximately $2 million to the increased sales. Lower sales volume reduced sales by $7 million. The sales increase was driven primarily by growth in the United States and Europe-Middle East-Africa. Operating profit declined due to a $2 million decline in gross profit. The decline in gross profit was primarily related to reduced manufacturing volume. SG&A expense was largely unchanged compared with the prior-year period.
Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals primarily as a result of improved product mix compared with the prior-year period. Operating profit increased due to a $2 million increase in gross profit and a $1 million decline in SG&A expenses. The improvement in gross profit was driven by improved manufacturing effectiveness and product mix changes.

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$830,880	$778,140	$52,740	6.8%
International	882,217	786,774	95,443	12.1%

Total	$1,713,097	$1,564,914	$148,183	9.5%

Sales increased in all regions during the first nine months of 2011 compared with the prior-year period. Sales originating in the United States accounted for 49% of net sales for the period compared with 50% in the first nine months of 2010. The increase in international sales was driven by growth in Europe-Middle East-Africa and Asia-Pacific. Sales recorded in each region include products exported to customers that are located in other regions.
Summary of Cash Flows for the nine months ended September 30, 2011 and 2010

	Nine months ended
	September 30,
	2011	2010	$ Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	$(17,370)	$180,455	$(197,825)
Net cash used for investing activities	(49,356)	(14,282)	(35,074)
Net cash provided by (used for) financing activities	58,833	(120,692)	179,525
Effect of exchange rate changes on cash and cash equivalents	758	1,368	(610)

(Decrease) increase in cash and cash equivalents	$(7,135)	$46,849	$(53,984)

Details of net cash provided by (used for) operating activities were as follows:

	Nine months ended
	September 30,
	2011	2010	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$61,034	$4,420	$56,614
Depreciation and amortization	48,523	59,510	(10,987)
Precious metals deposits	28,086	112,434	(84,348)
Accounts receivable	(63,733)	(51,864)	(11,869)
Inventories	(41,550)	(30,552)	(10,998)
Accounts payable	3,989	32,586	(28,597)
Other changes in current assets and liabilities, net	(36,365)	30,664	(67,029)
Other adjustments, net	(17,354)	23,257	(40,611)

Net cash (used for) provided by operating activities	$(17,370)	$180,455	$(197,825)

Cash flows from operating activities decreased by $197.8 million in the first nine months of 2011 compared with the prior-year period. Net income increased to $61.0 million in the first nine months of 2011 from $4.4 million in the first nine months of 2010. The increase was driven by the absence of losses on extinguishment of debt, reduced restructuring and impairment charges, and lower interest expense. These improvements were partially offset by decreased gross profit, increased income tax expense and increased SG&A expenses. Non-cash depreciation and amortization charges decreased to $48.5 million in the first three quarters of 2011 from $59.5 million in the first three quarters of 2010, primarily from lower amortization of debt issuance costs and discounts. The return of precious metal deposits provided $28.1 million of cash in the first nine months of 2011 and $112.4 million in the first nine months of 2010 due to additional credit lines not requiring collateral. Accounts receivable, inventories and accounts payable increased in the first nine months of both 2011 and 2010 in response to improved customer demand as worldwide markets continued to recover from the economic downturn in 2009 and increases in underlying raw material prices. Other changes in current assets and liabilities used $36.4 million of cash in the first three quarters of 2011, primarily from the payment of 2010 year-end incentive compensation and increases in other current assets. Other changes in current assets and liabilities provided $30.7 million of cash in the first three quarters of 2010, primarily from increases in incentive compensation accruals and income taxes payable. Other adjustments to reconcile net income to net cash (used for) provided by operating activities include noncash losses on extinguishment of debt, foreign currency gains and losses, restructuring charges, retirement benefits, and deferred taxes, as well as changes to other non-current assets and liabilities. In the first nine months of 2011, other adjustments used $17.4 million of cash, primarily for payments to retirement benefit plans. In the first nine months of 2010, other adjustments provided $23.3 million of cash, primarily from noncash losses on extinguishment of debt, noncash foreign currency losses, and restructuring charges exceeding cash payments.
Cash flows from investing activities decreased $35.1 million in the first nine months of 2011 compared with the prior-year period. Capital expenditures increased to $51.9 million in the first three quarters of 2011 from $27.7 million in the first three quarters of 2010 and are on track to reach approximately $70 million to $80 million for the year, as previously announced. In the first nine months of 2010, we received net proceeds of $5.9 million from the sale of certain of our business operations in precious metal preparations and lustres.
Cash flows from financing activities increased $179.5 million in the first nine months of 2011 compared with the prior-year period. In the first three quarters of 2011, we borrowed $45.0 million through our domestic accounts receivable asset securitization program, $13.1 million through our revolving credit facility and $9.7 million through our international accounts receivable sales programs, and we redeemed in cash all outstanding 7% Series A ESOP Convertible Preferred Stock for $9.4 million plus earned but unpaid dividends. In the same period of 2010, we issued $250.0 million of 7.875% Senior Notes, repaid $231.4 million of our term loan facility, repurchased $100.8 million of our Convertible Notes for $103.8 million, repaid $17.8 million on our domestic asset securitization program, and paid $10.5 million of debt issuance costs.

Capital Resources and Liquidity
7.875% Senior Notes
The Senior Notes were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at September 30, 2011, and December 31, 2010. We may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount. In addition, through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1.0% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note.
The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At September 30, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.
6.50% Convertible Senior Notes
The Convertible Notes were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.8 million at September 30, 2011, and December 31, 2010. At September 30, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.
2010 Credit Facility
In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). At September 30, 2011, we had borrowed $13.1 million under this facility. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At September 30, 2011, the interest rate was 3.0%. We had no borrowings under this facility at December 31, 2010. The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets.
We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. At September 30, 2011, we were in compliance with the covenants of the 2010 Credit Facility.
Domestic Receivable Sales Programs
We have an asset securitization program for Ferro’s U.S. trade accounts receivable. In May 2011, we made certain modifications to and extended the maturity of this credit facility through May 2012. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2011, advances received of $45.0 million were secured by $115.9 million of accounts receivable. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At September 30, 2011, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2010.
International Receivable Sales Programs
In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2011, commitments supporting these programs totaled $18.7 million, advances received were secured by $11.8 million of accounts receivable, and no additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At September 30, 2011, the weighted-average interest rate was 3.2%.

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
Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $225.5 million at September 30, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the lines provided by some of the financial institutions. While no deposits were outstanding at September 30, 2011, we may be required to furnish additional cash collateral in the future based on the quantity and market value of the precious metals under consignment.
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
Liquidity Requirements
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first three quarters of 2011, cash flows from financing activities were used to fund our operating and investing activities. We had additional borrowing capacity of $342.9 million at September 30, 2011 and $402.1 million at December 31, 2010, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity, including restructuring activities and suspension of dividend payments on our common stock.
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
Difficulties experienced in global capital markets could affect the ability or willingness of counterparties to perform under our various lines of credit, receivable sales programs, forward contracts, and precious metals program. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings, except for one, which is not rated. Accordingly, we do not anticipate counterparty default. However, an interruption in access to external financing could adversely affect our business prospects and financial condition.

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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which is codified in ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement permits companies testing goodwill for impairment to first assess qualitative factors to determine whether the two-step impairment test is required. ASU 2011-08 is effective for our fiscal year that begins January 1, 2012, but early adoption is permitted. We expect to early adopt this pronouncement in the fourth quarter of 2011. We do not expect that adoption of this pronouncement will have a material effect on our consolidated financial statements.
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
Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed-rate versus variable-rate debt after considering the interest rate environment and expected future cash flows. Our objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.
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
The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$686	$41
Fixed-rate debt:
Carrying amount	289,374	283,368
Fair value	290,337	302,942
Change in fair value from 1% increase in interest rates	(13,287)	(15,635)
Change in fair value from 1% decrease in interest rates	14,154	16,759
Foreign currency forward contracts:
Notional amount	278,512	187,291
Carrying amount and fair value	10,871	(240)
Change in fair value from 10% appreciation of U.S. dollar	12,849	7,735
Change in fair value from 10% depreciation of U.S. dollar	(15,705)	(9,454)

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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
During the third quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 30, 2011, the United States Environmental Protection Agency (“USEPA”) issued a complaint and notice of opportunity for a hearing and proposed a civil administrative penalty assessment to the Company for alleged violations regarding the laws and regulations of the Clean Air Act at our Bridgeport, New Jersey, facility. We plan to contest the allegations of the complaint and the amount of the proposed penalty assessment. We cannot determine the outcome of anticipated settlement negotiations at this time, but we do not expect the ultimate outcome of this penalty assessment and any associated expenses to have a material effect on the financial position, results of operations, or cash flows of the Company.
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
The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2011:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased (1)	Paid per Share	Programs	Programs
(In thousands, except for per share amounts)
July 1, 2011 to July 31, 2011	1	$13.81	—	—
August 1, 2011 to August 31, 2011	—	—	—	—
September 1, 2011 to September 30, 2011	3	8.12	—	—

Total	4		—

(1)
Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans and shares of common stock purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan for Non-employee Directors.

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

FERRO CORPORATION (Registrant)
Date: October 26, 2011
/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2011	/s/ Thomas R. Miklich
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

10	Material Contracts:

10.1	First Amendment to Purchase Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Pfanstiehl Laboratories, Inc. (Reference is made to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011, which Exhibit is incorporated here by reference.)

10.2	First Amendment to Purchase and Contribution Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Finance Corporation. (Reference is made to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011, which Exhibit is incorporated here by reference.)

10.3	Amended and Restated Receivables Purchase Agreement, dated as of May 31, 2011, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association. (Reference is made to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011, which Exhibit is incorporated here by reference.)

Exhibit:

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101	XBRL Documents:

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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