Form 10-K
period 2011-12-31
FERRO CORP
filed 2012-02-29
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-584

FERRO CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State of Corporation)	(IRS Employer Identification No.)

6060 Parkland Blvd. Mayfield Heights, OH	44124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 216-875-5600

Securities Registered Pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☒

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2011, was approximately $1,138,630,000.

On January 31, 2012, there were 86,567,317 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 — Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials and chemicals that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. We operate approximately 40 facilities around the world that manufacture the following types of products:

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

We divide our operations into eight business units, which comprise six reportable segments. We have grouped these units by their product group below:

Polymer and Ceramic Engineered Materials	Electronic, Color and Glass Materials
• Polymer Additives	• Electronic Materials
• Specialty Plastics	• Glass Systems(2)
• Pharmaceuticals	• Performance Pigments and Colors(2)
• Tile Coating Systems(1)
• Porcelain Enamel(1)

(1)	Tile Coating Systems and Porcelain Enamel are combined into one reportable segment, Performance Coatings, for financial reporting purposes.
(2)	Glass Systems and Performance Pigments and Colors are combined into one reportable segment, Color and Glass Performance Materials, for financial reporting purposes.

Financial information about our segments is included herein in Note 19 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2011, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:	Other Inorganic Materials:
• Aluminum oxide(3)	• Boric acid(2)
• Cerium oxide(3)	• Clay(2)
• Cobalt oxide(1)(2)	• Feldspar(2)
• Nickel oxide(1)(2)	• Fiberglass(4)
• Titanium dioxide(1)(2)(3)(4)	• Lithium(2)
• Zinc oxide(2)	• Silica(2)
• Zircon(2)
Precious and Non-precious Metals:
• Aluminum(2)(3)	Other Organic Materials:(5)
• Bismuth(1)	• Butanol
• Chrome(1)(2)	• Phthalic anhydride
• Copper(1)(3)	• Soybean oil
• Gold(1)(3)	• Tallow
• Palladium(3)	• Toluene
• Platinum(3)
• Silver(3)	Energy:
• Electricity
Polymers:(4)	• Natural gas
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

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2011 that significantly affected our manufacturing operations, but we are subject to volatile raw material costs that can affect our results of operations.

Environmental Matters

As part of the production of some of our products, we handle, process, use and store hazardous materials. As a result, we operate manufacturing facilities that are subject to a broad array of environmental laws and regulations in the countries in which we operate, particularly for plant wastes and emissions. In addition, some of our products are subject to restrictions under laws or regulations such as California Proposition 65 or the European Union’s (“EU”) chemical substances directive. The costs to comply with complex environmental laws and regulations are significant and will continue for the industry and us for the foreseeable future. These routine costs are expensed as they are incurred. While these costs may increase in the future, they are not expected to have a material impact on our financial position, liquidity or results of operations. We believe that we are in substantial compliance with the environmental regulations to which our operations are subject and that, to the extent we may not be in compliance with such regulations, non-compliance will not have a materially adverse effect on our financial position, liquidity or results of operations.

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Although we cannot precisely predict future environmental spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental protection were $2.0 million in 2011, $1.5 million in 2010, and $2.4 million in 2009.

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

Research and Development

We are involved worldwide in research and development activities relating to new and existing products, services and technologies required by our customers’ continually changing markets. Our research and development resources are organized into centers of excellence that support our regional and worldwide major business units. We also conduct research and development activities at our Posnick Center of Innovative Technology in Independence, Ohio. These centers are augmented by local laboratories that provide technical service and support to meet customer and market needs in various geographic areas.

Total expenditures in continuing operations for product and application technology, including research and development, customer technical support and other related activities, were $42.4 million in 2011, $37.2 million in 2010, and $34.9 million in 2009. These amounts include expenditures for company-sponsored research and development activities of approximately $30.4 million in 2011, $27.3 million in 2010, and $28.3 million in 2009.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us and we exercise diligence to ensure that they are valid, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2031. We also use a number of trademarks that are important to our businesses as a whole or to a particular segment. We believe that these trademarks are adequately protected.

Employees

At December 31, 2011, we employed 5,120 full-time employees, including 3,432 employees in our foreign consolidated subsidiaries and 1,688 in the United States (“U.S.”). Total employment increased by 42 in our foreign subsidiaries and by 44 in the U.S. from the prior year end due to the net effect of additions related to new business opportunities and reductions made in areas where sales activity declined.

Collective bargaining agreements cover approximately 18% of our U.S. workforce. Approximately 9% of the U.S. employees are affected by labor agreements that expire in 2012, and we expect to complete renewals of these agreements without significant disruption to the related businesses. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Domestic and Foreign Operations

We began international operations in 1927. Our products are manufactured and / or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated Subsidiaries:
• Argentina	• Egypt	• Japan	• Spain
• Australia	• France	• Malaysia	• Taiwan
• Austria	• Germany	• Mexico	• Thailand
• Belgium	• India	• Netherlands	• United Kingdom
• Brazil	• Indonesia	• Portugal	• United States
• China	• Italy	• Russia	• Venezuela

Unconsolidated Affiliates:
• Italy	• Spain	• South Korea	• Thailand

Financial information for geographic areas is included in Note 19 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 50% of our net sales are outside of the U.S. Our customers represent more than 30 industries and operate in approximately 100 countries.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including any amendments, will be made available free of charge on our Web site, www.ferro.com, as soon as reasonably practical, following the filing of the reports with the U.S. Securities and Exchange Commission (“SEC”). Our Corporate Governance Principles, Legal and Ethical Policies, Guidelines for Determining Director Independence, and charters for our Audit Committee, Compensation Committee, and Governance and Nomination Committee are available free of charge on our Web site or to any shareholder who requests them from the Ferro Corporation Investor Relations Department located at 6060 Parkland Blvd., Mayfield Heights, Ohio, 44124.

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

The recent downturn in the global solar market has resulted in financial difficulty for a number of industry participants and manufacturers of solar panels, which impacts their ability to purchase our products or pay us on amounts owed. We expect these difficulties to continue and, as a result, bad debt expense may increase for our Electronic Materials segment.

In addition, the solar industry relies on continuous innovation to improve efficiency and lower cost. Our ability to lead or keep up with innovations will impact our market position and growth prospects in the solar market.

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

At December 31, 2011, we had approximately $309.3 million of short-term and long-term debt with varying maturities and approximately $207.4 million of off balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders, customers and financial partners and their willingness to support our needs are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 6 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We are designing and implementing a new enterprise-wide information system and related processes to consolidate our legacy operating systems into an integrated system. The objective is to standardize and streamline business processes. The first stage of implementation is scheduled to occur during 2012. We may be unable or choose not to complete the implementation in accordance with our timeline and we could incur additional costs. The implementation could result in operating inefficiencies and could impact our ability to perform business transactions. These risks could adversely impact our results of operations, financial condition, and cash flows.

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

More than 50% of our net sales during 2011 were outside of the U.S. In order to support global customers, access regional markets and compete effectively, our operations are located around the world. We may encounter difficulties expanding into additional growth markets around the world. Our operations have additional complexity due to economic, regulatory, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. Other risks inherent in international operations include the following:

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

Legislation and regulations concerning hazardous materials and other substances can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California Proposition 65 or the European Union’s (“EU”) chemical substances directive. The EU “REACH” registration system requires us to perform studies of some of our products or components of our products and to register the information in a central database, increasing the cost of these products. As a result of such regulations, customers may avoid purchasing some products in favor of less hazardous or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. These circumstances could adversely affect our business, including our sales and operating profits.

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

Sales of our products to new customers or into new industries may expose us to different and complex regulatory regimes.

As part of our growth strategy, we seek to expand our customer base and the industries into which we sell. Selling products to certain customers or into certain industries, such as governments or the defense industry, requires compliance with regulatory regimes that do not apply to sales involving other customers or industries and that can be complex and difficult to navigate. Our failure to comply with these regulations could result in liabilities or damage to our reputation with customers, which could negatively impact our business, financial condition, or results of operations.

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

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. At December 31, 2011, we had $133.6 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Our production facilities are subject to hazards associated with the manufacture, handling, storage, and transportation of chemical materials and products. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination and other environmental damage and could have an adverse effect on our business, financial condition or results of operations.

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

A majority of our full-time employees are employed outside the U.S. In certain jurisdictions where we operate, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, our employees are members of unions or are represented by works councils. We are often required to consult and seek the consent or advice of these unions and/or works councils. These regulations and laws, coupled with the requirement to consult with the relevant unions or works councils, could have a significant impact on our flexibility in managing costs and responding to market changes.

Furthermore, approximately 18% of our U.S. employees as of December 31, 2011, are subject to collective bargaining arrangements or similar arrangements, and approximately 9% are subject to labor agreements that expire in 2012. While we expect to complete renewal of these agreements without significant disruption to our business, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

We rely on information systems to conduct our business and interruption, or damage to, or failure or compromise of, these systems may adversely affect our business and results of operations.

We rely on information systems to obtain, process, analyze and manage data to facilitate the purchase and distribution of our products; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; to process payments to suppliers; and to manage data and records relating to our employees, contractors, and other individuals. Our business and results of operations may be adversely affected if these systems are interrupted, damaged, or compromised or if they fail for any extended period of time, due to events including but not limited to programming errors, computer viruses and security breaches. Information privacy and security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Although we believe that we have appropriate information privacy and security controls in place, prevention of information and privacy security breaches cannot be assured, particularly as cyber threats continue to evolve. We may be required to expend additional resources to continue to enhance our information privacy and security measures and/or to investigate and remediate any information security vulnerabilities. In addition, third-party service providers are responsible for managing a significant portion of our information systems, and we are subject to risk as a result of possible information privacy and security breaches of those third parties. The consequences of these risks could adversely impact our results of operations, financial condition, and cash flows.

There are risks associated with the manufacture and sale of our products into the pharmaceutical industry.

The manufacture and sale of products into the pharmaceutical industry involves the risk of injury to consumers, as well as commercial risks. Injury to consumers could result from, among other things, tampering by unauthorized third parties or the introduction into the product of foreign objects, substances, chemicals and other agents during the manufacturing, packaging, storage, handling or transportation phases. Shipment of adulterated products may be a violation of law and may lead to an increased risk of exposure to product liability or other claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution that we may have against third parties. In addition, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers, which could negatively impact our business, operating results or financial condition.

We are exposed to lawsuits in the normal course of business, which could harm our business.

We are from time to time exposed to certain legal proceedings, which may include claims involving product liability, infringement of intellectual property rights of third parties and other claims. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. We do not believe that lawsuits we currently face are likely to have a material adverse effect on our business, operating results or financial condition. Future claims or lawsuits, if they were to result in a ruling adverse to us, could give rise to substantial liability, which could have a material adverse effect on our business, operating results or financial condition.

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

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2011, that a one percent increase in interest rates would cause interest expense to increase by $0.2 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” and in Note 6 to the consolidated financial statements under Item 8 of this Form 10-K.

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

We have undertaken several restructuring programs in recent years, and we may initiate new restructuring programs in the future. These programs involve, among other things, plant closures and staff reductions. Although we expect these programs to help us achieve operational improvements, including incremental cost savings, we may not be able to implement and/or administer these programs, including the implementation of plant closures and staff reductions, in the manner contemplated, which could cause the restructuring programs to fail to achieve the desired results. Additionally, the implementation of restructuring programs may result in impairment charges, some of which could be material. Even if we do implement and administer these restructuring programs in the manner contemplated, they may not produce the desired results. Accordingly, the restructuring programs that we have implemented and those that we may initiate in the future may not improve our operating performance and may not help us achieve cost savings. Failure to successfully implement and/or administer these restructuring programs could have an adverse effect on our financial performance.

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

Ferro is exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate loss prevention measures, insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. As a result, our operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease our corporate headquarters offices, which are located at 6060 Parkland Blvd., Mayfield Heights, Ohio. The Company owns other corporate facilities, including a centralized research and development facility, which are located in Independence, Ohio. We own principal manufacturing plants that range in size from 29,000 sq. ft. to over 800,000 sq. ft. Plants we own with more than 250,000 sq. ft. are located in: Spain; Germany; Cleveland, Ohio; Penn Yan, New York; and Mexico. The locations of these principal manufacturing plants by reportable segment are as follows:

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

Pharmaceuticals — U.S.: Waukegan, Illinois.

Ferro’s revolving credit facility has a security interest in the real estate of the parent company and its domestic material subsidiaries.

In addition, we lease manufacturing facilities for the Electronic Materials segment in Germany, Japan, and Vista, California; for the Color and Glass Performance Materials segment in Japan and Italy; and for the Specialty Plastics segment in Carpentersville, Illinois. In some instances, the manufacturing facilities are used for two or more segments. Leased facilities range in size from 18,000 sq. ft. to over 100,000 sq. ft. at the plant located in Carpentersville, Illinois.

Item 3 — Legal Proceedings

On January 4, 2011, the Company received an administrative subpoena from the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC requested that the Company provide documents and information related to the possibility of direct or indirect transactions with or to a prohibited country. The Company subsequently responded to the administrative subpoena. On January 17, 2012, OFAC provided the Company with a “no action letter” advising that it had completed its review of the matter and had closed its file without taking further action.

On September 30, 2011, the United States Environmental Protection Agency (“USEPA”) issued a complaint and notice of opportunity for a hearing and proposed a civil administrative penalty assessment to the Company for alleged violations regarding the laws and regulations of the Clean Air Act at our Bridgeport, New Jersey, facility. We have contested the allegations of the complaint and the amount of the proposed penalty assessment. We are currently involved in settlement negotiations and do not expect the ultimate outcome of this penalty assessment and any associated expenses to have a material effect on the financial position, results of operations, or cash flows of the Company.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 4 — Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of February 28, 2012, are listed below, along with their ages and positions held during the past five years. The year indicates when the individual was named to the indicated position. No family relationship exists between any of Ferro’s executive officers.

James F. Kirsch — 54

Chairman, President and Chief Executive Officer, 2006

Mark H. Duesenberg — 50

Vice President, General Counsel and Secretary, 2008

Executive Director, Legal and Government Affairs, Lenovo Group Ltd., a global manufacturer of personal computers and electronic devices, 2008

Legal Director — Europe, Middle East and Africa, Lenovo Group Ltd., 2005

John A. Fleischer — 49

Vice President and Chief Information Officer, 2012

Director and Chief Information Officer, North American Tire, a division of Goodyear Tire & Rubber Company, a manufacturer and distributor of tires and operator of automotive services centers, 2010

Vice President, Systems Integration, T-Systems North America, a unit of Deutsche Telekom, an integrated telecommunications company, 2006

Ann E. Killian — 57

Vice President, Human Resources, 2005

Thomas R. Miklich — 64

Vice President and Chief Financial Officer, 2010

Independent Consultant, 2007

Michael J. Murry — 60

Vice President, Electronic, Color and Glass Materials, 2009

Vice President, Inorganic Specialties, 2006

Peter T. Thomas — 56

Vice President, Polymer and Ceramic Engineered Materials, 2009

Vice President, Organic Specialties, 2006

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2012, we had 1,385 shareholders of record for our common stock, and the closing price of the common stock was $6.76 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2011, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2006. At December 31, 2011, the closing price of our common stock was $4.89 per share.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURNS

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2011 and 2010 were as follows:

	2011			2010
	High	Low	Dividends	High	Low	Dividends
First Quarter	$17.02	$13.40	$—	$9.16	$6.93	$—
Second Quarter	17.84	11.62	—	11.62	6.91	—
Third Quarter	14.28	6.00	—	13.77	6.68	—
Fourth Quarter	7.36	4.27	—	15.53	12.44	—

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except for per share amounts)
October 1, 2011 to October 31, 2011	3	$5.95	—	—
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	—	—	—	—
Total	3		—

(1)	Consists of shares of common stock purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan for Non-employee Directors.

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Net sales	$2,155,792	$2,101,865	$1,657,569	$2,245,152	$2,147,904
Income (loss) from continuing operations	32,367	7,273	(40,040)	(52,882)	(97,502)
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	0.37	0.06	(0.85)	(1.28)	(2.34)
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	0.36	0.06	(0.85)	(1.28)	(2.34)
Cash dividends declared per common share	—	—	0.01	0.58	0.58
Total assets	1,440,651	1,434,355	1,526,355	1,544,117	1,638,260
Long-term debt, including current portion, and redeemable preferred stock	300,769	303,269	409,231	577,290	538,758

In 2008, we sold our Fine Chemicals business, which is presented as discontinued operations in 2007 through 2009.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions were difficult in several of our key markets during 2011. In particular, the market for conductive pastes used in solar applications was negatively affected by reduced end-market demand and excess inventories of completed solar power modules. As a result, our customers reduced their manufacturing volumes and lowered their demand for our conductive pastes. Lower sales of our conductive pastes caused a significant reduction in segment income for our Electronic Materials business that was not fully offset through higher sales of other products. Demand in other markets was mixed during 2011. Demand related to automotive markets was generally improved relative to 2010, although the aftermath of the earthquake and tsunami in Japan during March did negatively impact certain customers. Demand for building materials continued to be relatively weak in certain regions as construction activity remained depressed in North America and Europe.

Net sales increased by 3% compared with 2010. Sales increased in Performance Coatings, Polymer Additives, Color and Glass Performance Materials, Specialty Plastics, and Pharmaceuticals. Sales declined in Electronic Materials due to the reduction in demand for conductive pastes, despite an increase in sales of our non-solar Electronic Materials products and increased precious metal sales that were driven by higher average silver prices during 2011. Our consolidated net sales increases were driven by changes in product pricing and mix, with additional contributions from changes in foreign currency exchange rates. These increases were partially offset by the effects of lower sales volume.

Gross profit declined in 2011 compared with 2010, primarily driven by the decline in sales of high-margin conductive pastes. Raw material costs increased during the year but these changes had little net impact on gross profit as the added costs were offset by product price increases, in aggregate, across the Company. Raw material cost increases were the most difficult to offset with product price increases in the Performance Coatings and Polymer Additives businesses.

Selling, general and administrative (“SG&A”) expenses increased slightly during 2011 compared with the prior year. SG&A expenses during 2011 included the costs of a new initiative to standardize and streamline our business processes and improve management information systems tools. Changes in foreign currency exchange rates also contributed to increased SG&A expenses during the year. Reduced incentive compensation expense, lower special charges and a decline in pension expense reduced SG&A expenses compared with the prior year.

Restructuring and impairment charges were significantly lower in 2011 compared with 2010. The major operational activities related to our manufacturing rationalization activities, started in 2006, were completed during 2010. The restructuring charges recorded in 2011 were primarily related to residual costs at manufacturing sites where production activities have been concluded. During 2011, we recorded an impairment of goodwill in the Performance Coatings segment and fixed asset impairment charges related to property, plant and equipment and property held for sale.

Interest expense declined during 2011 primarily as a result of lower average borrowing levels, reduced interest rates on borrowings and less amortization of debt issuances costs. During 2010, we recorded losses on extinguishment of debt related to debt refinancing. Losses on extinguishment of debt were minimal during 2011 as we continued our open market activity to redeem outstanding convertible debt.

Net income increased in 2011 compared with the prior year as a result of reduced restructuring and impairment charges, reduced losses on extinguishment of debt and lower interest expense which more than offset lower gross profit and increased income tax expense.

Outlook

Our ability to forecast future financial performance is limited because of uncertainty surrounding customer demand and economic conditions in a number of key markets and regions around the world. Customer demand for our conductive solar pastes is difficult to forecast because of uncertainty in end-market demand and the continuing effects of excess inventory of solar power modules. Order levels for our solar products remain low and our visibility to future customer orders is very limited. We expect demand for these products to improve during 2012, but the timing and strength of the recovery in customer demand is not known at this time. In addition, future economic conditions in Europe are expected to be generally weaker in 2012 due to sovereign debt issues and other macroeconomic drivers. This weakness may affect demand for our products in the region although the magnitude of these effects is difficult to estimate at this time.

Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

	2011	2010	$ Change	% Change
	(Dollars in thousands, except per share data)
Net sales	$2,155,792	$2,101,865	$53,927	2.6%
Cost of sales	1,742,605	1,643,200	99,405	6.0%
Gross profit	413,187	458,665	(45,478)	(9.9)%
Gross margin percentage	19.2%	21.8%
Selling, general and administrative expenses	294,802	293,736	1,066	0.4%
Restructuring and impairment charges	17,030	63,732	(46,702)
Other expense (income):
Interest expense	28,409	44,568	(16,159)
Interest earned	(285)	(651)	366
Losses on extinguishment of debt	45	23,001	(22,956)
Foreign currency losses, net	4,758	4,724	34
Miscellaneous expense, net	2,492	5,814	(3,322)
Income before income taxes	65,936	23,741	42,195
Income tax expense	33,569	16,468	17,101
Net income	$32,367	$7,273	$25,094
Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.36	$0.06	$0.30

Net sales increased by 2.6% in the year ended December 31, 2011, compared with the prior year. Changes in product prices and mix, together with changes in foreign currency exchange rates, were the primary drivers of the increased sales. Increased sales of precious metals, driven by higher prices for silver, also contributed to the overall sales growth. Lower sales volume had a negative effect on sales, particularly in the Electronic Materials segment. The lower sales volume also was the result of decisions we made in 2010 to exit certain markets served by the Color and Glass Performance Materials and Electronic Materials segments. For the year, changes in product prices and mix accounted for approximately 10 percentage points of sales growth, and changes in foreign currency exchange rates contributed an additional 2 percentage points to higher sales. Lower sales volume reduced sales by 9 percentage points. Higher precious metal prices contributed approximately 1 percentage point to the overall sales increase during the year, including effects from changes in volume and prices of the precious metals.

Gross profit declined during 2011 primarily as a result of reduced sales volume of conductive pastes used in solar cell applications. In addition, increased raw material costs and product mix changes combined to reduce gross profit or to limit the growth in gross profit in certain business segments where sales increased. In aggregate, raw material costs increased by approximately $113 million during 2011 and these increased costs were offset by increased product prices. Gross profit percentage declined to 19.2% of net sales from 21.8% of net sales in the prior-year period. Charges that were primarily related to residual costs at closed manufacturing sites involved in earlier restructuring initiatives reduced gross profit by $4.8 million during 2011. Gross profit was reduced by charges of $9.0 million during 2010, primarily due to costs related to manufacturing rationalization activities.

Selling, general and administrative (“SG&A”) expenses were slightly higher in 2011 compared with 2010. SG&A expense declined to 13.7% of net sales during the year, down from 14.0% of net sales in 2010. SG&A expenses increased as a result of an initiative to streamline and standardize business processes and improve management information systems tools, increased SG&A expense in our non-U.S. operations resulting from changes in foreign currency exchange rates and added expense due to annual salary increases. Partially offsetting these SG&A expense increases were reduced incentive compensation expense, lower special charges and lower pension expense. SG&A expenses during 2011 included charges of $4.1 million that were primarily related to expenses at sites that were closed during earlier restructuring initiatives. In 2010, SG&A expense included $18.1 million in charges, primarily related to manufacturing rationalization projects, employee severance and corporate development activities.

Restructuring and impairment charges were $17.0 million, down from $63.7 million in 2010. The lower charges reflected the winding down of our multi-year manufacturing rationalization activities. Included in restructuring and impairment charges during 2011 were impairment charges of $12.1 million resulting from an impairment of goodwill in the Performance Coatings segment and fixed asset impairment charges related to property, plant and equipment and property held for sale. The impaired property related to sites that were closed due to prior-period restructuring actions, and the impairments reflect ongoing deterioration in commercial real estate markets.

Interest expense declined by $16.2 million during 2011 compared with 2010. Lower average borrowing levels, reduced interest rates on borrowings and reduced amortization of debt issuance costs contributed to the decline in interest expense. Interest expense in 2010 included nonrecurring charges of $2.3 million for a noncash write-off of debt issuance costs related to prepayments of our term loans prior to their scheduled repayment.

We recorded losses from extinguishment of debt of $23.0 million during 2010 that were related to debt refinancing. The charges included a write-off of unamortized fees and the difference between the carrying value and the fair market value of the portion of our 6.5% Convertible Notes purchased pursuant to a tender offer and a write-off of unamortized fees associated with our previous revolving credit facility. The losses on extinguishment of debt were less than $0.1 million during 2011.

We are exposed to the impact of exchange rate fluctuations on foreign currency positions arising from our international trade. We manage these currency risks principally by entering into forward contracts. The carrying value of the open contracts at each quarter-end are adjusted to fair value and the resulting gains or losses are charged to income or expense during the period, partially offsetting the effects of changes in foreign currency exchange rates on the underlying positions.

Net miscellaneous expense for 2011 was $2.5 million compared with $5.8 million in 2010. As part of our miscellaneous expense during 2010, we recorded a number of nonrecurring charges. The charges included a net pre-tax gain of $8.3 million as a result of a business combination related to decoration materials for ceramic and glass products. In addition, during 2010 we recorded a charge of $6.8 million to settle our interest rate swaps in connection with the extinguishment of term loans and a charge of $9.2 million for an increased reserve for environmental remediation costs related to a non-operating facility in Brazil.

In 2011, income tax expense was $33.6 million, or 50.9% of income before income taxes. In the prior year, we recorded income tax expense of $16.5 million, or 69.0% of income before income taxes. The 2011 effective tax rate was greater than the statutory income tax rate of 35% primarily as a result of an $11.3 million charge to increase the valuation allowances to more accurately measure the portion of the deferred tax assets that more likely than not will be realized. The 2010 tax expense was also affected by a $9.6 million increase to valuation allowances related to deferred tax assets, a tax expense of $1.5 million related to the 2010 passage of the U.S. Patient Protection and Affordable Care Act, partially offset by a decrease in tax expense of $2.1 million related to a tax benefit resulting from a domestic production activity deduction in the United States.

We recorded net income of $32.4 million in 2011 compared with net income of $7.3 million in 2010. The improvement was driven by lower restructuring and impairment charges, a reduction in losses on extinguishment of debt and lower interest expense, partially offset by reduced gross profit and increased income tax expense.

	2011	2010	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$622,977	$675,401	$(52,424)	(7.8)%
Performance Coatings	602,566	555,023	47,543	8.6%
Color and Glass Performance Materials	396,317	382,155	14,162	3.7%
Polymer Additives	336,965	302,352	34,613	11.4%
Specialty Plastics	172,028	163,058	8,970	5.5%
Pharmaceuticals	24,939	23,876	1,063	4.5%
Total segment sales	$2,155,792	$2,101,865	$53,927	2.6%
Segment Operating Income
Electronic Materials	$74,869	$132,585	$(57,716)	(43.5)%
Performance Coatings	37,988	39,416	(1,428)	(3.6)%
Color and Glass Performance Materials	32,327	31,514	813	2.6%
Polymer Additives	15,221	18,387	(3,166)	(17.2)%
Specialty Plastics	9,521	11,348	(1,827)	(16.1)%
Pharmaceuticals	3,050	814	2,236	274.7%
Total segment operating income	$172,976	$234,064	$(61,088)	(26.1)%

Electronic Materials Segment Results.  Sales declined in Electronic Materials primarily as a result of reduced demand for conductive pastes used in solar cell applications. The decline in demand for these products was a consequence of lower end-market demand and excess inventory of completed solar power modules. Due to the excess inventory and reduced demand, solar cell production was significantly reduced by our customers. We decided to exit the market for commodity dielectric materials during 2010. As a result, the absence of sales of these products in 2011 also contributed to the lower sales volume in Electronic Materials during the year. Lower sales volume reduced sales by approximately $124 million compared with the prior year. Changes in product pricing and mix offset approximately $60 million of the sales decline during the year, and changes in foreign currency exchange rates increased sales by an additional $12 million. Sales of precious metals increased by $12 million within the Electronic Materials business, including the effects of increased metal prices and reduced sales volume. The costs of precious metals are passed through to our customers as an element of our product prices. Sales of products produced in the U.S. and Europe declined, while sales of products produced in Asia increased during 2011. Operating income declined primarily due to a $53 million reduction in gross profit driven by the lower sales volume of conductive pastes, which was only partially offset by increased sales volume of other Electronic Materials products.

Performance Coatings Segment Results.  Sales increased in Performance Coatings primarily due to higher product prices and changes in foreign currency exchange rates, partially offset by reduced sales volume. The higher product prices were largely due to higher raw material costs compared with the prior year. Changes in product prices and mix accounted for approximately $49 million of the sales growth during the year. Changes in foreign currency exchange rates added an additional $15 million to the sales growth. Lower sales volume offset approximately $16 million of the growth in sales. Sales increased in the Europe-Middle East-Africa region, with additional sales growth contributions from Latin America, the U.S., and Asia-Pacific. Operating profit declined as a result of an increase of $4 million in SG&A expense, which was partially offset by a $3 million increase in gross profit.

Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of higher product prices, changes in product mix and changes in foreign currency exchange rates. Partially offsetting the increases was a decline in sales volume. Sales volume of certain metal oxide products was curtailed as a result of the closing of a manufacturing plant in Portugal, and sales volume was also lower due to reduced precious metal preparations sales as a result of a business divestiture during 2010. Changes in product prices and mix increased sales by approximately $38 million, and changes in foreign currency exchange rates contributed an additional $14 million to sales growth during the year. Lower sales volume reduced sales growth by approximately $38 million. The sales growth was primarily driven by increased sales in Europe-Middle East-Africa. Operating profit increased as a result of a $4 million increase in gross profit which was partially offset by $3 million increase in SG&A expense. The increase in gross profit was driven by the benefits from manufacturing rationalization activities completed in prior periods. During the second half of 2011, both gross profit and SG&A expenses were negatively impacted by costs associated with consolidating production from a plant in Austria to one of our existing plants in Germany.

Polymer Additives Segment Results.  Sales increased in Polymer Additives primarily as a result of higher product prices. The higher product prices largely reflected higher raw material costs compared with the prior year. Changes in product prices and mix increased sales by approximately $37 million during 2011. Changes in foreign currency exchange rates increased sales by approximately $4 million, while lower sales volume reduced sales by $6 million. Sales increased in the U.S. and Europe-Middle East-Africa, the primary regions where we market our polymer additives. Operating income declined as a result of a $3 million decline in gross profit caused by changes in product mix and increased manufacturing costs. SG&A expense was little changed from the prior year.

Specialty Plastics Segment Results.  Sales increased in Specialty Plastics primarily as a result of changes in product prices and mix, which were partially offset by the effects of lower sales volume. Changes in product price and mix contributed approximately $17 million to the overall sales growth, and changes in foreign currency exchange rates increased sales by an additional $3 million. Lower sales volume reduced sales by approximately $11 million. Sales growth was primarily driven by increased sales in the United States. Operating profit declined primarily as a result of reduced gross profit that resulted from reduced production volume.

Pharmaceutical Segment Results.  Sales increased in Pharmaceuticals primarily as a result of changes in product mix compared with the prior year. Operating income increased primarily due to a $2 million increase in gross profit that was driven by improved manufacturing performance.

	2011	2010	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$1,022,120	$1,039,457	$(17,337)	(1.7)%
International	1,133,672	1,062,408	71,264	6.7%
Total geographic revenues	$2,155,792	$2,101,865	$53,927	2.6%

International sales increased during 2011 while sales in the United States declined. The decline in sales in the United States was primarily driven by lower sales of Electronic Materials that were shipped from our U.S. manufacturing locations. This decline was partially offset by higher U.S. sales in each of our other business segments. During 2011, sales originating in the United States were 47% of total net sales, down from 49% of net sales during 2010. Sales increased in all international regions during 2011, led by increased sales in Europe-Middle East-Africa. Sales that are recorded in each region include products exported to customers that are located in other regions.

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

Net sales increased by 27% in the year ended December 31, 2010, compared with the prior year. The increased sales reflected recovering customer demand after the economic downturn in 2009. Increased sales volume in 2010 compared with 2009 accounted for approximately 20 percentage points of the sales increase. Changes in product mix and prices accounted for an additional 8 percentage points of the sales growth. Changes in foreign currency exchange rates reduced the growth in sales by approximately 1 percentage point. The changes in sales volume, product mix and prices included the effects of increased sales of precious metals. Higher precious metal sales contributed approximately 9 percentage points to the overall sales increase during the year. Sales increased in all segments during 2010. Sales in the U.S. and international sales both increased compared with 2009.

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

Selling, general and administrative (“SG&A”) expenses increased by $21.5 million in 2010 compared with 2009. SG&A expenses declined to 14.0% of net sales in 2010 compared with 16.4% of net sales in 2009. Higher incentive compensation accruals and higher special charges were the primary drivers of the increased SG&A expenses. The 2010 SG&A expenses included $18.1 million in charges, primarily related to manufacturing rationalization projects, employee severance and corporate development activities. In 2009, SG&A expenses included $12.2 million in charges, primarily driven by expense reduction activities.

Restructuring and impairment charges were $63.7 million in 2010, an increase of $44.4 million compared with 2009. The largest contributors to the charges in 2010 were restructuring initiatives involving the closure of a manufacturing plant in France, two manufacturing sites in the Netherlands and certain manufacturing operations in Portugal. Approximately $35.0 million of the restructuring and impairment charges were related to employee severance costs associated with manufacturing rationalization projects. Asset impairments of $12.6 million and pension settlements and curtailments of $7.4 million contributed to the total restructuring and impairment charges for 2010. Also included in the restructuring and impairment charges for 2010 were costs of $3.1 million related to lease terminations at sites in Germany and Portugal. The remaining charges were primarily related to site cleanup and dismantling costs at various sites.

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

In 2010, income tax expense was $16.5 million, or 69.3% of income before taxes. In the prior-year period, we recorded an income tax benefit of $3.5 million, or 8.1% of the loss before income taxes. The tax expense in 2010 was affected by a number of items including a $9.6 million net increase to valuation allowances related to deferred tax assets; a $1.5 million increase in tax expense related to the 2010 passage of the U.S. Patient Protection and Affordable Care Act; and a $2.1 million decrease in tax expense due to a tax benefit resulting from a domestic production activity deduction in the United States. The tax benefit in 2009 was affected by a number of items, including: a reduction of $4.2 million due to rate differences between non-U.S. and U.S. jurisdictions; a reduction of $2.9 million resulting from goodwill impairment not recognized for tax purposes; a $2.9 million reduction due to a decrease in reserves for uncertain tax positions; and a $4.4 million increase resulting from U.S. credits for increasing research activities.

We recorded income from continuing operations of $7.3 million in 2010. The income was a $47.3 million improvement from a loss on continuing operations recorded in 2009. The improvement was primarily the result of higher gross profit and reduced interest expense, partially offset by higher restructuring and impairment charges, increased SG&A expenses, losses on extinguishment of debt, and higher income tax expense.

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

Pharmaceutical Segment Results.  Sales increased in Pharmaceuticals as a result of changes in product mix. Operating income increased as a result of a $2 million increase in gross profit which was partially offset by a $1.6 million increase in SG&A expenses.

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

Summary of Cash Flows for the years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$53,233	$198,865	$2,151
Net cash used for investing activities	(65,127)	(33,322)	(42,654)
Net cash provided by (used for) financing activities	5,904	(157,264)	46,625
Effect of exchange rate changes on cash	(54)	2,249	2,194
(Decrease) increase in cash and cash equivalents	$(6,044)	$10,528	$8,316

Operating activities.  Cash flows from operating activities decreased $145.6 million from 2010 to 2011. Cash flows declined $68.0 million from decreases in accrued expenses, primarily from the payment of 2010 year-end incentive compensation. The return of precious metal deposits provided $28.1 million in 2011 and $84.3 million in 2010 due to additional credit lines not requiring collateral. Adjustments to reconcile net income to cash provided by operating activities include noncash losses on extinguishment of debt, depreciation and amortization, and deferred income taxes, as well as payments toward retirement benefits greater than the expenses recognized. The net positive effects of adjustments for these items declined by $27.8 million from 2010 to 2011. Partially offsetting these decreases was an improvement of $25.1 million in net income as a result of reduced restructuring and impairment charges, reduced losses on extinguishment of debt and lower interest expense.

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

Investing activities.  Capital expenditures increased $28.0 million from 2010 to 2011 and decreased $1.5 million from 2009 to 2010. In 2009 and 2010, we continued capital spending on manufacturing rationalization programs, but we made a concerted effort to defer or scale back new projects in order to conserve cash during a period of reduced customer demand associated with the global economic downturn. In 2011, our capital spending returned to more normal levels and also included certain deferred projects. In 2011, we received proceeds of $6.4 million from the sale of assets, primarily property, plant and equipment in Australia and our former corporate headquarters in Cleveland, Ohio. In 2010, we received proceeds of $11.4 million from the sale of assets and businesses, primarily property, plant and equipment in the Netherlands and our business operations in precious metal preparations in Asia.

Financing activities.  In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances under these programs are accounted for as borrowings secured by the receivables. We also redeemed in cash all outstanding Series A Preferred Stock for $9.4 million. In 2010, we entered into a $350.0 million multi-currency senior revolving credit facility, maturing in 2015. We also issued $250.0 million of 7.875% Senior Notes in a high yield bond offering, repurchased $136.7 million of our 6.50% Convertible Senior Notes through a tender offer and subsequent market purchases, and repaid all outstanding term loans totaling $231.4 million and our revolving credit line of a net $1.7 million associated with the 2009 Amended and Restated Credit Facility. In 2009, we issued 41.1 million shares of common stock and received net proceeds of $215.7 million. In connection with this equity offering, we converted $100.0 million of revolving loans into new term loans and then used $158.1 million of the equity offering proceeds to pay down new and existing term loans.

We had net proceeds from all credit facilities of $15.6 million in 2011 and net repayments to all credit facilities of $144.3 million in 2010, for a net increase in 2011 of $159.9 million in our rate of borrowing. In 2009, we had net repayments of $155.8 million, for a net increase in 2010 of $11.5 million in our rate of borrowing. In 2010, we paid $5.7 million to issue the 7.875% Senior Notes and $4.1 million to enter into our 2010 Credit Facility. In 2009, we paid $16.9 million to amend and enter into credit facilities.

We have paid no dividends on our common stock since the first quarter of 2009, when Ferro’s Board of Directors declared a quarterly dividend of $0.01 per common share. Dividends paid, including dividends on our preferred stock, totaled $0.2 million in 2011, $0.7 million in 2010, and $1.1 million in 2009.

Capital Resources and Liquidity

Major debt instruments that were outstanding during 2011 are described below.

7.875% Senior Notes

In 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). We used portions of the proceeds from the offering to repay all of the remaining term loans and revolving borrowings outstanding under a credit facility originally entered into in 2006 and as amended and restated through November 2009 (the “2009 Amended and Restated Credit Facility”). We also used portions of the proceeds from the offering to repurchase the 6.50% Convertible Senior Notes (the “Convertible Notes”) that were tendered pursuant to a related tender offer. The Senior Notes were issued at par and bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. The Senior Notes mature on August 15, 2018, and are unsecured. At December 31, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The Convertible Notes mature on August 15, 2013. In 2010, we purchased $136.7 million of the Convertible Notes through a tender offer or on the open market. In 2011, we purchased an additional $0.7 million of the Convertible Notes on the open market. In connection with these transactions, we recognized losses on extinguishment of debt of $13.1 million in 2010 and less than $0.1 million in 2011, consisting of unamortized debt issuance costs and the difference between the carrying value and the fair value of these notes. The principal amount outstanding was $35.1 million at December 31, 2011. We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. At December 31, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.

2010 Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). At December 31, 2011, we had borrowed $7.7 million under this facility. At December 31, 2011, we had $335.9 million available, after reductions for standby letters of credit secured by this facility. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At December 31, 2011, the interest rate was 3.0%.

The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets, generally including 100% of the shares of the parent company’s domestic subsidiaries and 65% of the shares of the foreign subsidiaries directly owned by the parent company, but excluding trade receivables legally sold pursuant to our accounts receivable sales programs.

We are subject to a number of covenants under our 2010 Credit Facility. The covenants include requirements for a fixed charge coverage ratio greater than 1.35 to 1.00 and a leverage ratio less than 3.50 to 1.00 on the last day of any fiscal quarter and calculated using the last four fiscal quarters. In the fixed charge ratio, the numerator consists of earnings before interest, tax, depreciation and amortization, and special charges, less capital expenditures, and the denominator is the sum of interest expense paid in cash, scheduled principal payments, and restricted payments consisting of dividends and any stock buy backs. In the leverage ratio, the numerator is total debt, which consists of borrowings and certain letters of credit outstanding on the 2010 Credit Facility and our international facilities, the principal amount outstanding on our senior notes and convertible notes, capital lease obligations, and amounts outstanding on our U.S. and international receivables sales programs, and the denominator is the sum of earnings before interest, tax, depreciation and amortization, and special charges. Our ability to meet these covenants is primarily driven by our net income before interest, income taxes, depreciation and amortization; our total debt; and our interest payments. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our capital expenditures; any requirements for deposits from participants in our precious metals consignment program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our debt level, external fees, and interest rates, primarily the Prime Rate and LIBOR. At December 31, 2011, we were in compliance with the covenants of the 2010 Credit Facility.

Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility is the more limiting of the two covenants and limits our ability to make restricted payments, which include, but are not limited to, common stock dividends and the repurchase of equity interests. We are not permitted to make restricted payments in excess of $30 million in any calendar year. However, if we make less than $30 million of restricted payments in any calendar year, the unused amount can be carried over for restricted payments in future years, provided that the maximum amount of restricted payments in any calendar year cannot exceed $60 million.

Domestic Receivable Sales Program

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell undivided variable percentage interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor. In May 2011, we made certain modifications to and extended the maturity of this credit facility through May 2012. While there were no advances by purchasers for interests in those receivables at December 31, 2011, the average advances during 2011 were $48.0 million. The need for advances under the asset securitization program varies throughout the year as liquidity needs change. After reductions for non-qualifying receivables, we had $50.0 million of additional borrowings available under the program at December 31, 2011.

International Receivable Sales Programs

In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At December 31, 2011, the commitments supporting these programs totaled $18.1 million, the advances received of $8.2 million were secured by $11.7 million of accounts receivable, and no additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At December 31, 2011, the weighted-average interest rate was 3.0%.

Off Balance Sheet Arrangements

International Receivable Sales Programs.  Prior to 2011, we maintained several international programs to sell without recourse trade accounts receivable to financial institutions. Advances received under these programs were accounted for as proceeds from the sales of receivables and included in net cash provided by operating activities. In 2011, these programs expired or were terminated.

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $9.5 million for 2011. At December 31, 2011, we had on hand precious metals owned by participants in our precious metals consignment program of $195.0 million, measured at fair value based on market prices for identical assets. We also process precious metals owned by our customers.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. Beginning in 2009, several participants in our precious metals consignment program renewed their requirement for us to deliver cash collateral when the market value of the precious metals under consignment exceeded the lines provided by these institutions. While we were not required to deliver cash collateral at December 31, 2011, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment.

Bank Guarantees and Standby Letters of Credit.  At December 31, 2011, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $12.4 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $16.4 million at December 31, 2011. We had $11.7 million of additional borrowings available under these lines at December 31, 2011.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2011, our investing activities, mostly capital expenditures for property, plant and equipment, were primarily funded by cash flows from operating activities. We had additional borrowing capacity of $397.5 million at December 31, 2011, and $402.1 million at December 31, 2010, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity, including restructuring activities and suspension of dividend payments on our common stock.

Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. We have recently accessed the credit market for the following transactions. In 2010, we extended our domestic asset securitization facility, issued 7.875% Senior Notes, which mature in 2018, and entered into the 2010 Credit Facility, which matures in 2015. In 2011, we entered into several international accounts receivable sales programs and again extended our domestic asset securitization facility.

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

The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

	2012	2013	2014	2015	2016	Thereafter	Totals
	(Dollars in thousands)
Short-term debt	$8,554	$—	$—	$—	$—	$—	$8,554
Long-term debt(1)	3,029	36,125	973	8,704	689	255,078	304,598
Interest(2)	21,970	21,970	19,688	19,688	19,688	39,374	142,378
Operating lease obligations	14,389	11,012	8,611	7,228	4,432	16,231	61,903
Purchase commitments(3)	15,861	2,488	2,357	1,929	646	—	23,281
Taxes(4)	2,479	—	—	—	—	—	2,479
Retirement and other postemployment benefits(5)	44,190	42,532	—	—	—	—	86,722
	$110,472	$114,127	$31,629	$37,549	$25,455	$310,683	$629,915

(1)	Long-term debt excludes unamortized discounts on the Convertible Notes and imputed interest and executory costs on capitalized lease obligations.
(2)	Interest represents only contractual payments for fixed-rate debt.
(3)	Purchased commitments are non-cancelable contractual obligations for raw materials and energy.
(4)	We have not projected payments past 2012 due to uncertainties in estimating the amount and period of any payments. We have $32.1 million in gross liabilities related to unrecognized tax benefits, including $1.3 million of accrued interest and penalties, that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.
(5)	The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2013 due to uncertainties regarding the assumptions involved in estimating future required contributions.

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

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of products containing precious metals, we report revenues gross along with their corresponding cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the transactions into which we enter.

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

Goodwill

We review goodwill for impairment each year using a measurement date of October 31st or more frequently in the event of an impairment indicator. We estimate the fair values of the reporting units associated with these assets using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting units’ fair values, unless facts and circumstances exist that indicate more representative fair values. The income approach uses projected cash flows attributable to the reporting units over their useful lives and allocates certain corporate expenses to the reporting units. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be paid by a market participant in the purchase of similar businesses. If the fair value of any of the reporting units were determined to be less than its carrying value, we would proceed to the second step and obtain comparable market values or independent appraisals of its assets to determine the amount of any impairment.

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill were as follows:

Significant Assumptions	2011	2010
Weighted-average cost of capital	13.0% - 14.0%	12.0% - 13.0%
Residual growth rate	3%	3.0% - 5.0%

Our estimates of fair value can be adversely affected by a variety of factors. Reductions in actual or projected growth or profitability at our reporting units due to unfavorable market conditions or significant increases in cost structure could lead to the impairment of any related goodwill. Additionally, an increase in inflation, interest rates or the risk-adjusted, weighted-average cost of capital could also lead to a reduction in the fair value of one or more of our reporting units and therefore lead to the impairment of goodwill.

For purposes of our goodwill impairment analysis in 2011, we reassessed our reporting units and determined that there are eight groups that qualify as reporting units under U.S. generally accepted accounting principles (“U.S. GAAP”), and therefore we allocated goodwill formerly carried at the Color and Glass Performance Materials reporting unit to the Glass Systems and Performance Pigments and Colors reporting units, using their relative fair values at the measurement date. Based on our 2011 impairment test, we recognized an impairment loss of $3.9 million in our Tile Coating Systems reporting unit. For the remaining reporting units tested for impairment during 2011, the fair values exceeded the carrying values of the respective reporting units by amounts ranging from 15% to 51% at the 2011 measurement date. A future potential impairment is possible for any of these reporting units if actual results are materially less than forecasted results. Some of the factors that could negatively affect our cash flows and, as a result, not support the carrying values of our reporting units are: new environmental regulations or legal restrictions on the use of our products that would either reduce our product revenues or add substantial costs to the manufacturing process, thereby reducing operating margins; new technologies that could make our products less competitive or require substantial capital investment in new equipment or manufacturing processes; and substantial downturns in economic conditions.

Income Taxes

The breadth of our operations and complexity of income tax regulations require us to assess uncertainties and make judgments in estimating the ultimate amount of income taxes we will pay. Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The final income taxes we pay are based upon many factors, including existing income tax laws and regulations, negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from federal, state, and international income tax audits. The resolution of these uncertainties may result in adjustments to our income tax assets and liabilities in the future.

Deferred income taxes result from differences between the financial and tax basis of our assets and liabilities. We adjust our deferred income tax assets and liabilities for changes in income tax rates and income tax laws when changes are enacted. We record valuation allowances to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and the magnitude of appropriate valuation allowances against deferred income tax assets. The realization of these assets is dependent on generating future taxable income, our ability to carry back or carry forward net operating losses and credits to offset tax liabilities in a prior year, as well as successful implementation of various tax strategies to generate tax where net operating losses or credit carryforwards exist. In evaluating our ability to realize the deferred income tax assets, we rely principally on the reversal of existing temporary differences, the availability of tax planning strategies, and forecasted income.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We record a liability for the difference between the benefit recognized and measured based on a more-likely than-not threshold and the tax position taken or expected to be taken on the tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

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

Our exposure to interest rate changes arises from our debt agreements with variable market interest rates. To reduce our exposure to interest rate changes on variable-rate debt, we had entered into interest rate swap agreements. These swaps effectively converted a portion of our variable-rate debt to a fixed rate. In 2010, in conjunction with repayment of our remaining outstanding term loans, we settled these swaps.

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans represent approximately 81% of pension plan assets, 78% of benefit obligations and 67% of net periodic pension cost.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value that recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 30% fixed income and 70% equity investments for U.S. plans and 72% fixed income, 25% equity, and 3% other investments for non-U.S. plans. In 2011, investment returns on average plan assets were approximately 1.3% within U.S. plans and 6.9% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

	25-Basis-Point Decrease in Discount Rate	25-Basis-Point Decrease in Asset Return Assumption
	(Dollars in thousands)
U.S. pension plans	$1,155	$665
U.S. retiree medical plan	4	—
Non-U.S. pension plans	144	140
Total	$1,303	$805

The following table provides the rates used in the assumptions and the changes between 2011 and 2010:

	2011	2010	Change
Discount rate used to measure benefit cost:
U.S. pension plans	5.85%	6.20%	(0.35)%
U.S. retiree medical plan	5.45%	5.85%	(0.40)%
Non-U.S. pension plans	5.51%	5.88%	(0.37)%
Discount rate used to measure benefit obligations:
U.S. pension plans	5.10%	5.85%	(0.75)%
U.S. retiree medical plan	4.85%	5.45%	(0.60)%
Non-U.S. pension plans	5.01%	5.51%	(0.50)%
Expected return on plan assets:
U.S. pension plans	8.50%	8.50%	—%
Non-U.S. pension plans	5.60%	5.28%	0.32%

Our overall net periodic benefit cost for all defined benefit plans decreased $13.3 million to $16.1 million in 2011 from $29.4 million in 2010. In 2010, we recorded $6.4 million of one-time net curtailment and settlement losses. In addition, interest cost for 2011 decreased by $5.2 million, primarily due to lower benefit obligations resulting from the 2010 curtailments and settlements.

For 2012, we expect our overall net periodic benefit cost to increase approximately $5 million to $21 million. The increase is a result of the effects of lower discount rates, lower expected returns on plan assets, and worse than expected asset performance in 2011.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $5.8 million at December 31, 2011. In addition, we purchase portions of our natural gas and electricity requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $15.6 million at December 31, 2011.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	2011	2010
	(Dollars in thousands)
Variable-rate debt and utilization of asset securitization program:
Change in annual interest expense from 1% change in interest rates	$163	$41
Fixed-rate debt:
Carrying amount	288,604	283,368
Fair value	292,523	302,942
Change in fair value from 1% increase in interest rate	(13,071)	(15,635)
Change in fair value from 1% decrease in interest rate	13,902	16,759
Foreign currency forward contracts:
Notional amount	249,337	187,291
Carrying amount and fair value	6,225	(240)
Change in fair value from 10% appreciation of U.S. dollar	12,216	7,735
Change in fair value from 10% depreciation of U.S. dollar	(14,930)	(9,454)

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2012

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$2,155,792	$2,101,865	$1,657,569
Cost of sales	1,742,605	1,643,200	1,343,297
Gross profit	413,187	458,665	314,272
Selling, general and administrative expenses	294,802	293,736	272,259
Restructuring and impairment charges	17,030	63,732	19,337
Other expense (income):
Interest expense	28,409	44,568	63,918
Interest earned	(285)	(651)	(896)
Losses on extinguishment of debt	45	23,001	—
Foreign currency losses, net	4,758	4,724	3,827
Miscellaneous expense (income), net	2,492	5,814	(618)
Income (loss) before income taxes	65,936	23,741	(43,555)
Income tax expense (benefit)	33,569	16,468	(3,515)
Income (loss) from continuing operations	32,367	7,273	(40,040)
Loss on disposal of discontinued operations, net of income taxes	—	—	(325)
Net income (loss)	32,367	7,273	(40,365)
Less: Net income attributable to noncontrolling interests	730	1,577	2,551
Net income (loss) attributable to Ferro Corporation	31,637	5,696	(42,916)
Dividends on preferred stock	(165)	(660)	(705)
Net income (loss) attributable to Ferro Corporation common shareholders	$31,472	$5,036	$(43,621)
Amounts attributable to Ferro Corporation:
Income (loss) from continuing operations, net of income tax	$31,637	$5,696	$(42,591)
Loss from discontinued operations, net of income tax	—	—	(325)
Net income (loss) attributable to Ferro Corporation	$31,637	$5,696	$(42,916)
Weighted-average common shares outstanding	86,119	85,823	50,935
Incremental common shares attributable to convertible preferred stock, performance shares, deferred stock units, and stock options	659	716	—
Weighted-average diluted shares outstanding	86,778	86,539	50,935
Per common share data
Basic earnings (loss) attributable to Ferro Corporation common shareholders:
From continuing operations	$0.37	$0.06	$(0.85)
From discontinued operations	—	—	(0.01)
	$0.37	$0.06	$(0.86)
Diluted earnings (loss) attributable to Ferro Corporation common shareholders:
From continuing operations	$0.36	$0.06	$(0.85)
From discontinued operations	—	—	(0.01)
	$0.36	$0.06	$(0.86)

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$22,991	$29,035
Accounts receivable, net	306,775	302,448
Inventories	228,813	202,067
Deposits for precious metals	—	28,086
Deferred income taxes	17,395	24,924
Other receivables	37,839	27,762
Other current assets	17,086	7,432
Total current assets	630,899	621,754
Other assets
Property, plant and equipment, net	379,336	391,496
Goodwill	215,601	219,716
Amortizable intangible assets, net	11,056	11,869
Deferred income taxes	117,658	121,640
Other non-current assets	86,101	67,880
Total assets	$1,440,651	$1,434,355

LIABILITIES and EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$11,241	$3,580
Accounts payable	214,460	207,770
Accrued payrolls	31,055	49,590
Accrued expenses and other current liabilities	67,878	84,735
Total current liabilities	324,634	345,675
Other liabilities
Long-term debt, less current portion	298,082	290,971
Postretirement and pension liabilities	215,732	189,058
Other non-current liabilities	19,709	25,044
Total liabilities	858,157	850,748
Series A convertible preferred stock (approximates redemption value)	—	9,427
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued and outstanding in 2011 and 2010	93,436	93,436
Paid-in capital	320,882	323,015
Retained earnings	393,636	362,164
Accumulated other comprehensive loss	(82,075)	(50,949)
Common shares in treasury, at cost	(153,617)	(164,257)
Total Ferro Corporation shareholders’ equity	572,262	563,409
Noncontrolling interests	10,232	10,771
Total equity	582,494	574,180
Total liabilities and equity	$1,440,651	$1,434,355

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders
	Common Shares In Treasury		Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non- controlling Interests	Total Equity

	Shares	Amount
	(In thousands, except per share data)
Balances at December 31, 2008	8,432	$(197,524)	$52,323	$178,420	$401,186	$(98,436)	$9,755	$345,724
Net (loss) income					(42,916)		2,551	(40,365)
Other comprehensive income (loss), net of tax:
Foreign currency translation						14,250	(2)	14,248
Postretirement benefit liabilities						21,387		21,387
Raw material commodity swaps						579		579
Interest rate swaps						2,073		2,073
Total comprehensive loss								(2,078)
Issuance of common stock			41,113	174,542				215,655
Cash dividends(b):
Common					(437)			(437)
Preferred					(705)			(705)
Stock-based compensation transactions	(1,057)	25,957		(21,586)				4,371
Distributions to noncontrolling interests							(2,035)	(2,035)
Balances at December 31, 2009	7,375	(171,567)	93,436	331,376	357,128	(60,147)	10,269	560,495
Net income					5,696		1,577	7,273
Other comprehensive income (loss), net of tax:
Foreign currency translation						(2,141)	170	(1,971)
Postretirement benefit liabilities						5,325	(7)	5,318
Raw material commodity swaps						(107)		(107)
Interest rate swaps						6,121		6,121
Total comprehensive income								16,634
Cash dividends(b):
Preferred					(660)			(660)
Redemption of Convertible Notes				(4,925)				(4,925)
Stock-based compensation transactions	(133)	7,310		(3,436)				3,874
Distributions to noncontrolling interests							(1,238)	(1,238)
Balances at December 31, 2010	7,242	(164,257)	93,436	323,015	362,164	(50,949)	10,771	574,180
Net income					31,637		730	32,367
Other comprehensive income (loss), net of tax:
Foreign currency translation						(3,735)	262	(3,473)
Postretirement benefit liabilities						(27,391)	(62)	(27,453)
Total comprehensive income								1,441
Cash dividends(b):
Preferred					(165)			(165)
Stock-based compensation transactions	(377)	10,640		(2,133)				8,507
Distributions to noncontrolling interests							(1,469)	(1,469)
Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$393,636	$(82,075)	$10,232	$582,494

(a)	Accumulated translation adjustments were $20,394, $24,129, and $26,270, accumulated postretirement benefit liability adjustments were $(102,417), $(75,026), and $(80,351), accumulated raw material commodity swap adjustments were $-0-, $-0-, and $108, and accumulated interest rate swap adjustments were $-0-, $-0-, and $(6,122), at December 31, 2011, 2010, and 2009, respectively, all net of tax.
(b)	Dividends per share of common stock were $-0- in 2011, $-0- in 2010, and $0.01 in 2009. Dividends per share of convertible preferred stock were $0.8125 in 2011, $3.25 in 2010, and $3.25 in 2009.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$32,367	$7,273	$(40,365)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	—	—	325
(Gain) loss on sale of assets and businesses	(244)	(2,330)	28
Depreciation and amortization	63,493	76,936	88,138
Restructuring and impairment charges	7,472	3,174	6,486
Losses on extinguishment of debt	45	23,001	—
Provision for allowance for doubtful accounts	2,349	2,935	2,676
Retirement benefits	(18,896)	(1,630)	8,890
Deferred income taxes	20,575	(5,258)	(12,747)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,444)	(24,697)	12,351
Inventories	(29,790)	(22,654)	76,254
Deposits for precious metals	28,086	84,348	(112,434)
Other receivables and other current assets	(19,673)	(890)	31,566
Accounts payable	4,715	12,618	(29,230)
Accrued expenses and other current liabilities	(31,205)	36,750	(17,367)
Other operating activities	7,383	9,289	(12,091)
Net cash provided by continuing operations	53,233	198,865	2,480
Net cash used for discontinued operations	—	—	(329)
Net cash provided by operating activities	53,233	198,865	2,151
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(72,713)	(44,737)	(43,260)
Expenditures for acquisitions, net of cash acquired	—	(6,938)	—
Proceeds from sale of assets and businesses	6,441	18,214	483
Other investing activities	1,145	139	123
Net cash used for investing activities	(65,127)	(33,322)	(42,654)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	8,661	(21,495)	15,462
Proceeds from long-term debt	646,834	632,299	903,886
Net proceeds from sale of common stock	—	—	215,655
Principal payments on long-term debt	(639,128)	(392,061)	(1,075,102)
Extinguishment of debt	(725)	(362,997)	—
Debt issue costs	—	(9,848)	(16,863)
Redemption of convertible preferred stock	(9,427)	—	—
Cash dividends	(165)	(660)	(1,142)
Proceeds from exercise of stock options	1,053	137	—
Other financing activities	(1,199)	(2,639)	4,729
Net cash provided by (used for) financing activities	5,904	(157,264)	46,625
Effect of exchange rate changes on cash and cash equivalents	(54)	2,249	2,194
(Decrease) increase in cash and cash equivalents	(6,044)	10,528	8,316
Cash and cash equivalents at beginning of period	29,035	18,507	10,191
Cash and cash equivalents at end of period	$22,991	$29,035	$18,507
Cash paid during the period for:
Interest	$25,920	$31,881	$51,505
Income taxes	22,060	20,379	10,145

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

1.	Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) produces performance materials for a broad range of manufacturers in diversified industries throughout the world. Our products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. We use inorganic and organic chemical processes, polymer science and materials science to develop and produce these performance materials. Performance materials require a high degree of technical service on an individual customer basis. The value of our products stems from the results and performance they achieve in actual use. We manage our diverse businesses through eight business units that are differentiated from one another by product type. We have grouped these units by their product group below:

Polymer and Ceramic Engineered Materials	Electronic, Color and Glass Materials

• Polymer Additives	• Electronic Materials

• Specialty Plastics	• Glass Systems

• Pharmaceuticals	• Performance Pigments and Colors

• Tile Coating Systems

• Porcelain Enamel

We produce our products primarily in the United States (“U.S.”), Europe-Middle East-Africa, the Asia-Pacific region, and Latin America.

We sell our products directly to customers or through the use of agents or distributors throughout the world. Our products are sold principally in the U.S., Europe, the Asia-Pacific region, and Latin America. Our customers manufacture products to serve a variety of end markets, including building and renovation, solar power, electronics, automobiles, appliances, household furnishings, packaging, industrial products, and pharmaceuticals.

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

Years ended December 31, 2011, 2010 and 2009 — (Continued)

and environmental liabilities. Actual outcomes could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows.

Foreign Currency Translation

The financial results of our operations outside of the U.S. are recorded in local currencies, which generally are also the functional currencies for financial reporting purposes. The results of operations outside of the U.S. are translated from these functional currencies into U.S. dollars using the average monthly currency exchange rates. We use the average currency exchange rate for these results of operations as a reasonable approximation of the results had specific currency exchange rates been used for each individual transaction. Foreign currency transaction gains and losses are recorded as incurred as other expense (income) in the consolidated statements of operations. Assets and liabilities are translated into U.S. dollars using exchange rates at the balance sheet dates, and we record the resulting foreign currency translation adjustment as a separate component of accumulated other comprehensive loss in shareholders’ equity.

Revenue Recognition

We typically recognize sales when we ship goods to our customers and when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The selling price is fixed and determinable;

•	Collection is reasonably assured; and

•	Title and risk of loss has passed to our customers.

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country. For sales of all products, including those containing precious metals, we report revenues gross along with their corresponding cost of sales to arrive at gross profit. We record revenues this way because we act as the principal in the transactions into which we enter.

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

Research and Development Expenses

Research and development expenses are expensed as incurred and are also included in selling, general and administrative expenses. Expenditures for company-sponsored research and development activities were approximately $30.4 million for 2011, $27.3 million for 2010, and $28.3 million for 2009.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

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

Asset Impairment

The Company’s long-lived assets include property, plant and equipment, goodwill, and amortizable intangible assets. We review property, plant and equipment and amortizable intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

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

The carrying amount of property, plant and equipment and amortizable intangible assets is not recoverable if the recorded value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the event of impairment, we recognize a loss for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of review.

We review goodwill for impairment annually using a measurement date of October 31st, primarily due to the timing of our annual budgeting process, or more frequently in the event of an impairment indicator. The fair value of each reporting unit that has goodwill is estimated using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value, unless facts or circumstances exist which indicate a more representative fair value. The income approach is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses based primarily on a proportional sales method. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be paid by a market participant in the purchse of the reporting units based on a comparison to similar businesses. If the fair value of any of the reporting units were determined to be less than its carrying value, we would obtain comparable market values or independent appraisals of its net assets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future income, tax planning strategies, and recent financial operations.

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

Years ended December 31, 2011, 2010 and 2009 — (Continued)

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

	2011	2010	2009
	(Dollars in thousands)
Allowance for doubtful accounts	$10,443	$11,156	$10,685
Bad debt expense	2,349	2,935	2,676

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Other Capitalized Costs

We capitalize the costs of computer software developed or obtained for internal use after the preliminary project stage has been completed and management, with the relevant authority, authorizes and commits to funding a computer software project, and it is probable that the project will be completed and the software will be used to perform the function intended. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the project, and interest costs incurred when developing computer software for internal use are capitalized within other non-current assets. Capitalization ceases when the project is substantially complete, generally after all substantial testing is completed. We expense training costs and data conversion costs as incurred. We amortize software on a straight-line basis over its estimated useful life, which has historically been in a range of 1 to 12 years.

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

Reclassifications

We made reclassifications in the prior year consolidated financial statements to conform the presentation to the current year. In the balance sheet, income taxes payable of $8.8 million at December 31, 2010, are included in accrued expenses and other current liabilities, and non-current deferred tax liabilities of $2.2 million at December 31, 2010, are included in other non-current liabilities.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Recently Adopted Accounting Pronouncements

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

On January 1, 2011, we prospectively adopted ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”) and ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”). ASU 2009-13 applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. ASU 2010-17 defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.

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

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) in June 2011 and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”) in December 2011, which are codified in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. ASU 2011-12

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

indefinitely defers certain provision of ASU 2011-05 that required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. These pronouncements will be effective for our fiscal year that begins January 1, 2012, are to be applied retrospectively, and will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which is codified in ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement permits companies testing goodwill for impairment to first assess qualitative factors to determine whether the two-step impairment test is required. ASU 2011-08 is effective for our fiscal year that begins January 1, 2012. We do not expect that adoption of this pronouncement will have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”), which is codified in ASC Topic 210, Balance Sheet. This pronouncement contains new disclosure requirements about a company’s right of setoff and related arrangements associated with its financial and derivative instruments. ASU 2011-11 will be effective for our fiscal year that begins January 1, 2013, and is to be applied retrospectively. We do not expect that adoption of this pronouncement will have a material effect on our consolidated financial statements.

3.	Inventories

	December 31,
	2011	2010
	(Dollars in thousands)
Raw materials	$78,199	$63,856
Work in process	42,111	38,684
Finished goods	108,503	99,527
Total	$228,813	$202,067

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $9.5 million for 2011, $5.3 million for 2010, and $4.3 million for 2009 and were charged to cost of sales. We had on hand precious metals owned by participants in our precious metals program of $195.0 million at December 31, 2011, and $205.7 million at December 31, 2010, measured at fair value based on market prices for identical assets. At December 31, 2010, we had delivered $28.1 million in cash collateral as a result of the market value of the precious metals under consignment exceeding the credit lines provided by some of the financial institutions. At December 31, 2011, we were not required to deliver cash collateral.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

4.	Property, Plant and Equipment

	December 31,
	2011	2010
	(Dollars in thousands)
Land	$18,394	$31,120
Buildings	236,871	264,004
Machinery and equipment	677,616	666,118
Construction in progress	45,577	24,584
Total property, plant and equipment	978,458	985,826
Total accumulated depreciation	(599,122)	(594,330)
Property, plant and equipment, net	$379,336	$391,496

Depreciation expense was $55.8 million for 2011, $60.5 million for 2010, $64.7 million for 2009. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, amounted to $19.0 million for 2011, $11.1 million for 2010, and $6.0 million for 2009.

In 2011, we recorded impairments of assets held for use of $4.4 million, which are classified as restructuring and impairment charges in our statements of operations. Various operational challenges indicated possible impairment of the property, plant and equipment at our facilities in Argentina and Belgium. We estimated the fair values of these assets using discounted cash flow models (Level 3 measurements within the fair value hierarchy). The impairment charges by segment were $2.6 million in Performance Coatings and $1.8 million in Polymer Additives.

There were no impairments of assets held for use in 2010 or 2009.

At December 31, 2011, total assets held for sale of $16.4 million were classified as other non-current assets due to the nature of the underlying assets, although we expect to sell these assets within the next twelve months. These assets include land and buildings at our Toccoa, Georgia, facility; the Porcelain Enamel facility in Rotterdam, Netherlands; the remaining portion of our Uden, Netherlands, facility; the Casiglie, Italy facility; and the Limoges, France, facility.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

5.	Goodwill and Other Intangible Assets

Details and activity of goodwill by segment follow:

	Electronic Materials	Performance Coatings	Color and Glass Performance Materials	Polymer Additives	Specialty Plastics	Pharmaceuticals	Total
	(Dollars in thousands)
Balance at December 31, 2009:
Gross goodwill	$151,975	$41,984	$68,473	$73,447	$16,973	$40,431	$393,283
Accumulated impairment losses	—	(41,388)	—	(73,447)	(16,973)	(40,431)	(172,239)
	151,975	596	68,473	—	—	—	221,044
Acquisitions	—	4,038	—	—	—	—	4,038
Dispositions	—	—	(4,237)	—	—	—	(4,237)
Other adjustments	(17)	—	(202)	—	—	—	(219)
Foreign currency adjustment	637	(22)	(1,525)	—	—	—	(910)
Balance at December 31, 2010:
Gross goodwill	152,595	46,000	62,509	73,447	16,973	40,431	391,955
Accumulated impairment losses	—	(41,388)	—	(73,447)	(16,973)	(40,431)	(172,239)
	152,595	4,612	62,509	—	—	—	219,716
Impairments	—	(3,881)	—	—	—	—	(3,881)
Other adjustments	(2)	—	(46)	—	—	—	(48)
Foreign currency adjustment	357	(159)	(384)	—	—	—	(186)
Balance at December 31, 2011:
Gross goodwill	152,950	45,841	62,079	73,447	16,973	40,431	391,721
Accumulated impairment losses	—	(45,269)	—	(73,447)	(16,973)	(40,431)	(176,120)
	$152,950	$572	$62,079	$—	$—	$—	$215,601

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill follow:

Significant Assumptions	2011	2010
Weighted-average cost of capital	13.0% - 14.0%	12.0% - 13.0%
Residual growth rate	3%	3.0% - 5.0%

During 2011, our Tile Coating Systems reporting unit in our Performance Coatings segment experienced a decline in profitability, as well as a reduction in anticipated profitability levels, thereby decreasing the reporting unit’s fair value below its carrying value. As a result of these indicators, a remeasurement of the reporting unit’s fair value indicated a full impairment of its goodwill. An impairment loss of $3.9 million for the Performance Coatings segment has been included in restructuring and impairment charges in the consolidated statements of operations.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Details of amortizable intangible assets follow:

	Estimated Economic Life	December 31,
		2011	2010
		(Dollars in thousands)
Gross amortizable intangible assets:
Patents	5 - 16 years	$5,653	$5,714
Land rights	14 - 40 years	5,036	4,885
Technological know-how and other	5 - 30 years	11,514	11,475
Total gross amortizable intangible assets		22,203	22,074
Accumulated amortization:
Patents		(4,607)	(4,447)
Land rights		(2,272)	(2,125)
Technological know-how and other		(4,268)	(3,633)
Total accumulated amortization		(11,147)	(10,205)
Amortizable intangible assets, net		$11,056	$11,869

We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $1.0 million for 2011, $0.9 million for 2010, and $1.1 million for 2009. The weighted average remaining useful lives, in years, of the amortizable intangible assets are 6, 30, and 14 for patents, land rights, and technological know-how and other, respectively. Aggregate amortization expense for amortizable intangible assets is expected to be approximately $1.0 million annually for 2012 through 2016.

6.	Debt and Other Financing

Loans payable and current portion of long-term debt at December 31st consisted of the following:

	2011	2010
	(Dollars in thousands)
Loans payable to banks	$404	$709
International accounts receivable sales programs	8,150	—
Current portion of long-term debt	2,687	2,871
Total loans payable and current portion of long-term debt	$11,241	$3,580

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Long-term debt at December 31st consisted of the following:

	2011	2010
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	33,537	33,368
Revolving credit facility	7,706	—
Capitalized lease obligations (see Note 14)	4,459	6,177
Other notes	5,067	4,297
Total long-term debt	300,769	293,842
Current portion	(2,687)	(2,871)
Long-term debt, less current portion	$298,082	$290,971

The annual maturities of long-term debt for each of the five years after December 31, 2011, were as follows:

(Dollars in thousands)
2012	$3,029
2013	36,125
2014	973
2015	8,704
2016	689
Thereafter	255,078
Total maturities of long-term debt	304,598
Unamortized discounts on 6.50% Convertible Senior Notes	(1,579)
Imputed interest and executory costs on capitalized lease obligations	(2,250)
Total long-term debt	$300,769

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell undivided variable percentage interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor. In May 2011, we made certain modifications to and extended the maturity of this credit facility through May 2012. No advances by purchasers for interests in our U.S. trade accounts receivables were outstanding at December 31, 2011 or 2010. After reductions for any non-qualifying receivables and outstanding letters of credit, we had $50.0 million of additional borrowings available under the program at December 31, 2011 and 2010.

Ferro Finance Corporation (“FFC”), a wholly-owned, consolidated subsidiary, holds Ferro’s U.S. trade accounts receivable. The program contains operating covenants that limit FFC’s ability to engage in certain

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

activities, including borrowings, creation of liens, mergers, and investing in other companies. The program also requires FFC and Ferro to provide periodic financial statements and reports on the accounts receivable and limits our ability to make significant changes in receivable collection practices. In addition, FFC is required to maintain a minimum tangible net worth. The program is subject to customary termination events, including non-performance, deterioration in the quality of the accounts receivable pool, and cross-default provisions with Ferro’s 2010 Credit Facility (described below) and other debt obligations with principal outstanding of at least $5 million. If a termination event occurs and is not cured, the program may be terminated or a third party may be selected to act as administrator in collecting the accounts receivable.

In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At December 31, 2011, the commitments supporting these programs totaled $18.1 million, the advances received of $8.2 million were secured by $11.7 million of accounts receivable, and no additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At December 31, 2011, the weighted-average interest rate was 3.0%.

Prior to 2011, we maintained several international programs to sell without recourse trade accounts receivable to financial institutions. Advances received under these programs were accounted for as proceeds from the sales of receivables and included in net cash provided by operating activities. In 2011, these programs expired or were terminated. At December 31, 2010, the commitments supporting these programs totaled $30.1 million, the amount of outstanding receivables sold under these programs was $6.8 million, Ferro had received net proceeds under these programs of $3.4 million for outstanding receivables, and based on available and qualifying receivables, there was no additional availability under these programs. Ferro provided normal collection and administration services for the trade accounts receivable sold to certain financial institutions. Servicing fees were not material. Activity from these programs is detailed below:

	2011	2010	2009
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$—	$91,233	$112,745
Cash proceeds from financial institutions	—	92,528	121,350
Trade accounts receivable collected and remitted to financial institutions	2,512	12,177	34,101

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

Years ended December 31, 2011, 2010 and 2009 — (Continued)

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At December 31, 2011, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

In 2008, Ferro issued $172.5 million of 6.50% Convertible Senior Notes due 2013 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th of each year. The Convertible Notes mature on August 15, 2013. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity.

The initial base conversion rate is 30.9253, equivalent to an initial base conversion price of $32.34 per share of our common stock. If the price of our common stock at conversion exceeds the base conversion price, the base conversion rate is increased by an additional number of shares. The base conversion rate and the additional number of shares are adjusted in certain events. Upon conversion of Convertible Notes, we will pay the conversion value in cash up to the aggregate principal amount of the Convertible Notes being converted and in shares of our common stock, for the remainder, if any. Upon a fundamental change, holders may require us to repurchase Convertible Notes for cash equal to the principal amount plus accrued and unpaid interest. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. At December 31, 2011, we were in compliance with the covenants under the Convertible Notes’ indenture.

In 2010, we purchased $136.7 million of the Convertible Notes through a tender offer or on the open market. In 2011, we purchased an additional $0.7 million of the Convertible Notes on the open market. In connection with these transactions, we recognized losses on extinguishment of debt of $13.1 million in 2010 and less than $0.1 million in 2011, consisting of unamortized debt issuance costs and the difference between the carrying value and the fair value of these notes. The principal amount outstanding was $35.1 million at December 31, 2011, and $35.8 million at December 31, 2010.

We separately account for the liability and equity components of the Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective interest rate on the liability component is 9.5%. Contractual interest was $2.3 million in 2011, $9.0 million in 2010, $11.2 million in 2009, and amortization of the liability discount was $0.9 million in 2011, $3.0 million in 2010 and $3.4 million in 2009. At December 31, 2011, the remaining period over which the liability discount will be amortized was 1.6 years, the unamortized liability discount was $1.6 million, and the carrying amount of the equity component was $7.5 million. At December 31, 2010, the unamortized liability discount was $2.5 million, and the carrying amount of the equity component was $7.5 million.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

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

2010 Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). At December 31, 2011, we had borrowed $7.7 million under this facility and had $335.9 million available, after reductions for standby letters of credit secured by this facility. At December 31, 2010, there were no borrowings under this facility, and we had $342.8 million available. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At December 31, 2011, the interest rate was 3.0%.

The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets, generally including 100% of the shares of the parent company’s domestic subsidiaries and 65% of the shares of the foreign subsidiaries directly owned by the parent company, but excluding trade receivables legally sold pursuant to our accounts receivable sales programs.

We are subject to a number of financial covenants under our 2010 Credit Facility. The covenants include requirements for a fixed charge coverage ratio greater than 1.35 to 1.00 and a leverage ratio less than 3.50 to 1.00 on the last day of any fiscal quarter and calculated using the last four fiscal quarters. In the fixed charge ratio, the numerator consists of earnings before interest, tax, depreciation and amortization, and special charges, less capital expenditures, and the denominator is the sum of interest expense paid in cash, scheduled principal payments, and restricted payments consisting of dividends and any stock buy backs. In the leverage ratio, the numerator is total debt, which consists of borrowings and certain letters of credit outstanding on the 2010 Credit Facility and our international facilities, the principal amount outstanding on our senior notes and convertible notes, capitalized lease obligations, and amounts outstanding on our U.S. and international receivables sales programs, and the denominator is the sum of earnings before interest, tax, depreciation and amortization, and special charges. Our ability to meet these covenants is primarily driven by our net income before interest, income taxes, depreciation and amortization; our total debt; and our interest payments. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our capital expenditures; requirements for deposits from participants in our precious metals consignment program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our debt level, external fees, and interest rates, primarily the Prime rate and LIBOR. At December 31, 2011, we were in compliance with the covenants of the 2010 Credit Facility.

Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility is the more limiting of

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

the two covenants and limits our ability to make restricted payments, which include, but are not limited to, common stock dividends and the repurchase of equity interests. We are not permitted to make restricted payments in excess of $30 million in any calendar year. However, if we make less than $30 million of restricted payments in any calendar year, the unused amount can be carried over for restricted payments in future years, provided that the maximum amount of restricted payments in any calendar year cannot exceed $60 million.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $16.4 million at December 31, 2011, and $12.9 million at December 31, 2010. The unused portions of these lines provided additional liquidity of $11.7 million at December 31, 2011, and $9.3 million at December 31, 2010.

7.	Financial Instruments

The carrying amounts of the following assets and liabilities meeting the definition of a financial instrument approximate their fair values due to the short period to maturity of the instruments:

•	Cash and cash equivalents;

•	Notes receivable;

•	Deposits;

•	Other receivables; and

•	Short-term loans payable.

Long-term Debt

The following financial instruments are measured at fair value at December 31st for disclosure purposes.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$253,750	$250,000	$266,563
6.50% Convertible Senior Notes, net of unamortized discounts	33,537	34,589	33,368	36,379
2010 Credit Facility	7,706	7,973	—	—
Other notes	5,067	4,184	4,297	3,600

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Derivative Instruments

Interest rate swaps. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements in 2007. These swaps effectively converted $150 million of our variable-rate term loan facility to a fixed interest rate. These swaps were designated and qualified as cash flow hedges. In 2010, in conjunction with repayment of our remaining outstanding term loans, we settled these swaps and reclassified $6.8 million from accumulated other comprehensive loss to miscellaneous expense.

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $249.3 million at December 31, 2011, and $187.3 million at December 31, 2010.

The following table presents the fair value of derivative instruments on our consolidated balance sheets at December 31st:

	2011	2010	Balance Sheet Location
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Asset derivatives:
Foreign currency forward contracts	$6,491	$—	Other current assets
Foreign currency forward contracts	—	1,261	Accrued expenses and other current liabilities
Total fair value	$6,491	$1,261
Liability derivatives:
Foreign currency forward contracts	$(266)	$—	Other current assets
Foreign currency forward contracts	—	(1,501)	Accrued expenses and other current liabilities
Total fair value	$(266)	$(1,501)

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

The carrying amount, fair value, and classification within the fair value hierarchy of these financial instruments at December 31st were as follows:

	2011
	Level 1	Level 2	Level 3	Total	2010
	(Dollars in thousands)
Assets:
Foreign currency forward contracts, net	$—	$6,225	$—	$6,225	$—
Liabilities:
Foreign currency forward contracts, net	—	—	—	—	(240)

The following table presents the effect of derivative instruments on our consolidated financial performance:

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Reclassified from AOCL into Income
	2011	2010	2011	2010
	(Dollars in thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps			$—	$(4,885)	Interest expense
			—	(6,849)	Miscellaneous expense
Total	$—	$(2,218)	$—	$(11,734)

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) in Income
	2011	2010
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$(6,693)	$5,553	Foreign currency losses, net

8.	Income Taxes

Income tax expenses (benefits) are based on our earnings (losses) from continuing operations before income taxes as presented in the following table:

	2011	2010	2009
	(Dollars in thousands)
U.S.	$64,749	$65,366	$(18,755)
Foreign	1,187	(41,625)	(24,800)
Total	$65,936	$23,741	$(43,555)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Our income tax expense (benefit) from continuing operations consists of the following components:

	2011	2010	2009
	(Dollars in thousands)
Current:
U.S. federal	$3,249	$6,388	$982
Foreign	9,209	14,964	8,403
State and local	536	374	(153)
Total current	12,994	21,726	9,232
Deferred:
U.S. federal	18,787	13,693	(8,490)
Foreign	2,944	(11,321)	(4,592)
State and local	(1,156)	(7,630)	335
Total deferred	20,575	(5,258)	(12,747)
Total income tax expense (benefit)	$33,569	$16,468	$(3,515)

In addition, income tax expense (benefit) we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

	2011	2010	2009
	(Dollars in thousands)
Foreign currency translation adjustments	$38	$1,717	$583
Postretirement benefit liability adjustments	(14,370)	4,553	6,453
Raw material commodity swap adjustments	—	83	285
Interest rate swap adjustments	—	3,396	1,134
Stock options exercised	(1,184)	—	—
Total income tax expense (benefit) allocated to Ferro Corporation shareholders’ equity	$(15,516)	$9,749	$8,455

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
Adjustment of valuation allowances	16.9	39.0	2.9
State taxes	3.2	7.4	0.4
Goodwill dispositions and impairments	1.1	0.9	6.6
Uncertain tax positions	1.0	(3.3)	6.6
Foreign tax rate difference	0.1	3.6	9.7
Research and development credit	(3.5)	(1.5)	(10.1)
Domestic production activities deduction	(1.9)	(8.7)	—
Net adjustment of prior-year accrual	(0.6)	(4.6)	4.3
U.S. tax cost of foreign dividends	(0.1)	0.8	4.7
Stock options	(0.1)	0.1	1.4
Medicare subsidy	—	6.1	(0.3)
Foreign exchange on loan settlement	—	(4.1)	—
Miscellaneous	(0.2)	(1.4)	0.7
Effective tax rate	50.9%	69.3%	(8.1)%

We have refundable income taxes of $11.6 million at December 31, 2011, and $4.2 million at December 31, 2010, classified as other receivables on our balance sheets. We also have income taxes payable of $2.5 million at December 31, 2011, and $8.8 million at December 31, 2010, classified as accrued expenses and other current liabilities on our balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

The components of deferred tax assets and liabilities at December 31st were:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Pension and other benefit programs	$65,362	$61,074
Foreign operating loss carryforwards	58,333	55,984
Foreign tax credit carryforwards	27,113	30,510
Accrued liabilities	16,335	19,223
Other credit carryforwards	15,373	11,502
Capitalized research costs	8,210	10,278
Inventories	4,460	4,011
State operating loss carryforwards	2,626	2,632
Allowance for doubtful accounts	2,143	3,285
Other	11,623	14,715
Total deferred tax assets	211,578	213,214
Deferred tax liabilities:
Property, equipment and intangibles — depreciation and amortization	35,279	30,507
Unremitted earnings of foreign subsidiaries	1,837	2,051
Convertible debt instruments	553	866
Other	3,228	9,944
Total deferred tax liabilities	40,897	43,368
Net deferred tax assets before valuation allowance	170,681	169,846
Valuation allowance	(37,060)	(26,815)
Net deferred tax assets	$133,621	$143,031

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

At December 31, 2011, we had $2.6 million of state operating loss carryforwards and $59.0 million of foreign operating loss carryforwards, some of which can be carried forward indefinitely and others expire in one to twenty years. At December 31, 2011, we had $63.5 million of tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss Carryforwards	Tax Credit Carryforwards
	(Dollars in thousands)
Expiring in:
2012	$453	$3,676
2013-2017	13,252	36,800
2018-2022	8,680	9,467
2023-2027	5,281	8,514
2028-2032	2,095	2,606
2033-Indefinitely	31,875	2,425
Total	$61,636	$63,488

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was the cumulative loss incurred over the three-year period ended December 31, 2011. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

Based on this assessment, the Company has recorded a valuation allowance of $37.1 million in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The more significant items that increased the valuation allowance in 2011 primarily related to additions to deferred tax assets for current year operating losses in certain jurisdictions where it is not more likely than not that these assets will be realized.

We classified net deferred income tax assets as of December 31st as detailed in the following table:

	2011	2010
	(Dollars in thousands)
Current assets	$17,395	$24,924
Non-current assets	117,658	121,640
Current liabilities	(524)	(1,322)
Non-current liabilities	(908)	(2,211)
Net deferred tax assets	$133,621	$143,031

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Activity and balances of unrecognized tax benefits are summarized below:

	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$33,455	$36,399	$34,764
Additions based on tax positions related to the current year	1,886	3,619	4,094
Additions for tax positions of prior years	487	78	2,064
Reductions for tax positions of prior years	(167)	(1,029)	(656)
Reductions as a result of expiring statutes of limitations	(2,455)	(3,644)	(4,199)
Foreign currency translation of non-U.S. dollar denominated reserves	(449)	(1,968)	1,282
Settlements with taxing authorities	(626)	—	(950)
Balance at end of year	$32,131	$33,455	$36,399

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $12.8 million at December 31, 2011, and $14.0 million at December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.3 million of expense in 2011, $0.5 million of expense in 2010, and $1.3 million of benefit in 2009 for interest, net of tax, and penalties. The Company accrued $1.3 million at December 31, 2011, and $1.7 million at December 31, 2010, for payment of interest, net of tax, and penalties.

We anticipate that $5.5 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods.

The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world. With few exceptions, we are not subject to U.S. federal, foreign, or state and local income tax examinations for years before 2004.

At December 31, 2011, we provided $1.8 million for deferred income taxes on $11.4 million of undistributed earnings of foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $116.1 million, since we intend to indefinitely reinvest the earnings.

9.	Contingent Liabilities

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $12.4 million at December 31, 2011, and $12.2 million at December 31, 2010. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

The Company has a non-operating facility in Brazil that is environmentally contaminated. We have recorded an undiscounted remediation liability because we believe the liability is incurred and the amount of contingent loss is reasonably estimable. The recorded liability associated with this facility was $8.6 million at

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

December 31, 2011, and $9.8 million at December 31, 2010. The ultimate loss will depend on the extent of contamination found as the project progresses and acceptance by local authorities of remediation activities, including the time frame of monitoring involved.

On January 4, 2011, the Company received an administrative subpoena from the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC requested that the Company provide documents and information related to the possibility of direct or indirect transactions with or to a prohibited country. The Company subsequently responded to the administrative subpoena. On January 17, 2012, OFAC provided the Company with a “no action letter” advising that it had completed its review of the matter and had closed its file without taking further action.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

10.	Retirement Benefits

Defined Benefit Pension Plans

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$16	$21	$24	$2,095	$3,289	$4,279
Interest cost	20,468	20,545	21,083	5,525	10,122	10,664
Expected return on plan assets	(20,601)	(18,138)	(15,437)	(3,137)	(6,908)	(7,145)
Amortization of prior service cost (credit)	73	95	98	(142)	(308)	(401)
Amortization of net loss	10,315	12,630	15,794	620	753	1,047
Curtailment and settlement effects	—	—	—	23	6,371	(606)
Special termination benefits	—	—	—	3	38	46
Total net periodic benefit cost	$10,271	$15,153	$21,562	$4,987	$13,357	$7,884
Weighted-average assumptions:
Discount rate	5.85%	6.20%	6.74%	5.51%	5.88%	5.85%
Rate of compensation increase	N/A	N/A	N/A	3.44%	3.42%	3.45%
Expected return on plan assets	8.50%	8.50%	8.50%	5.60%	5.28%	5.24%

For U.S. plans in 2011, the continued improvement through December 2010 in the valuation of pension investments increased the amount of our expected return on plan assets and lowered the amount of amortization of our unrecognized net actuarial losses. For non-U.S. plans in 2011, curtailments and settlements in 2010 decreased benefit obligations, which reduced interest cost. These curtailments and settlements also decreased plan assets, which reduced expected returns.

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

Years ended December 31, 2011, 2010 and 2009 — (Continued)

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

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$360,484	$343,151	$104,100	$197,086
Service cost	16	21	2,095	3,289
Interest cost	20,468	20,545	5,525	10,122
Amendments	—	—	106	—
Curtailments	—	—	—	(2,966)
Settlements	—	—	(723)	(98,340)
Special termination benefits	—	—	3	38
Plan participants’ contributions	—	—	228	329
Benefits paid	(20,785)	(20,571)	(3,781)	(9,507)
Actuarial loss	32,637	17,338	5,697	14,842
Exchange rate effect	—	—	(2,576)	(10,793)
Benefit obligation at end of year	$392,820	$360,484	$110,674	$104,100
Accumulated benefit obligation at end of year	$392,820	$360,484	$103,571	$98,198
Change in plan assets:
Fair value of plan assets at beginning of year	$257,937	$230,789	$55,297	$149,921
Actual return on plan assets	3,372	29,564	4,074	9,863
Employer contributions	21,191	18,155	8,502	10,441
Plan participants’ contributions	—	—	228	329
Benefits paid	(20,785)	(20,571)	(3,781)	(9,507)
Effect of settlements	—	—	(723)	(97,491)
Exchange rate effect	—	—	(1,043)	(8,259)
Fair value of plan assets at end of year	$261,715	$257,937	$62,554	$55,297
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$4,597	$607
Accrued expenses and other current liabilities	(372)	(373)	(1,751)	(1,832)
Postretirement and pension liabilities	(130,733)	(102,174)	(50,966)	(47,578)
Funded status	$(131,105)	$(102,547)	$(48,120)	$(48,803)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
	(Dollars in thousands)
Weighted-average assumptions as of December 31:
Discount rate	5.10%	5.85%	5.01%	5.51%
Rate of compensation increase	N/A	N/A	3.03%	3.44%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$392,820	$360,484	$79,392	$101,819
Plan assets	261,715	257,937	26,675	52,409
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$392,820	$360,484	$76,375	$99,261
Accumulated benefit obligations	392,820	360,484	70,106	94,151
Plan assets	261,715	257,937	24,041	49,928

Activity and balances in accumulated other comprehensive income (loss) related to defined benefit pension plans are summarized below:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$(119,784)	$(126,596)	$(13,377)	$(12,180)
Net loss arising during the year	(49,866)	(5,913)	(4,759)	(9,830)
Prior service cost arising during the year	—	—	(106)	—
Amounts recognized as net periodic benefit costs	10,388	12,725	501	7,724
Exchange rate effects	—	—	518	909
Balance at end of year	$(159,262)	$(119,784)	$(17,223)	$(13,377)
Amounts recognized in accumulated other comprehensive income (loss):
Net loss	$(159,159)	$(119,608)	$(18,177)	$(14,363)
Prior service (cost) credit	(103)	(176)	954	986
Total	$(159,262)	$(119,784)	$(17,223)	$(13,377)
Estimated amounts to be amortized in 2012:
Net loss	$(16,055)		$(767)
Prior service (cost) credit	(48)		140
Total	$(16,103)		$(627)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

The overall investment objective for defined benefit pension plan assets is to achieve the highest level of investment return that is compatible with prudent investment practices, asset class risk and current and future benefit obligations of the plans. Based on the potential risks and expected returns of various asset classes, the Company establishes asset allocation ranges for major asset classes. For U.S. plans, the target allocations are 30% fixed income and 70% equity investments. For non-U.S. plans, the target allocations are 72% fixed income, 25% equity, and 3% other investments. The Company invests in funds and with asset managers that track broad investment indices. The equity funds generally capture the returns of the equity markets in the U.S, Europe, Japan, and Asia-Pacific and also reflect various investment styles, such as growth, value, and large or small capitalization. The fixed income funds generally capture the returns of government and investment-grade corporate fixed income securities in the U.S. and Europe and also reflect various durations of these securities.

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

The fair values of our pension plan assets at December 31, 2011, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$4,569	$—	$—	$4,569
Guaranteed deposits	—	2,456	—	2,456
Mutual funds	76,360	—	—	76,360
Commingled funds	—	1,286	647	1,933
Equities:
U.S. common stocks	60,082	—	—	60,082
Commingled funds	—	116,315	—	116,315
Total	$141,011	$120,057	$647	$261,715
Non-U.S. plans:
Fixed income:
Cash and cash equivalents	$728	$—	$—	$728
Guaranteed deposits	—	20,371	—	20,371
Mutual funds	572	—	—	572
Commingled funds	—	20,319	—	20,319
Other	3,046	—	—	3,046
Equities:
Mutual funds	334	—	—	334
Commingled funds	—	15,884	—	15,884
Real estate	—	—	831	831
Other assets	106	—	363	469
Total	$4,786	$56,574	$1,194	$62,554

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

The fair values of our pension plan assets at December 31, 2010, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$8,792	$—	$—	$8,792
Guaranteed deposits	—	2,620	—	2,620
Mutual funds	63,758	—	—	63,758
Commingled funds	—	1,353	602	1,955
Equities:
U.S. common stocks	117,391	—	—	117,391
Commingled funds	—	63,421	—	63,421
Total	$189,941	$67,394	$602	$257,937
Non-U.S. plans:
Fixed income:
Cash and cash equivalents	$2,735	$—	$—	$2,735
Guaranteed deposits	—	19,584	—	19,584
Mutual funds	254	—	—	254
Commingled funds	—	15,653	—	15,653
Other	3,065	—	—	3,065
Equities:
Mutual funds	386	—	—	386
Commingled funds	—	12,486	—	12,486
Real estate	—	—	679	679
Other assets	103	—	352	455
Total	$6,543	$47,723	$1,031	$55,297

Level 3 assets consist primarily of real estate investments in the form of commingled funds invested in non-public real estate development and investment companies. Fair market values are based on estimated capitalization factors applied to the earnings streams from portfolio properties and fee income, discounted cash flows of development projects, and estimated market values of undeveloped land, all of which are reduced by reported liabilities and appropriate taxes.

The Company’s U.S. pension plans held 0.4 million shares of the Company’s common stock with a market value of $2.1 million at December 31, 2011, and $6.2 million at December 31, 2010, and received dividends from the Company’s common stock of $-0- in 2011, $-0- in 2010, and $4,000 in 2009.

We expect to contribute approximately $29.9 million to our U.S. pension plans and $3.4 million to our non-U.S. pension plans in 2012.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

We estimate that future pension benefit payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)
2012	$21,524	$4,758
2013	22,075	5,056
2014	22,665	5,235
2015	22,958	4,875
2016	23,294	5,560
2017-2021	123,789	32,813

Postretirement Health Care and Life Insurance Benefit Plans

	2011	2010	2009
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$—	$—	$14
Interest cost	1,929	2,426	2,877
Amortization of prior service credit	(401)	(1,395)	(1,748)
Amortization of net gain	(639)	(171)	—
Curtailment and settlement effects	—	—	(626)
Total net periodic benefit cost	$889	$860	$517
Weighted-average assumptions:
Discount rate	5.45%	5.85%	6.45%
Current trend rate for health care costs	7.90%	8.10%	8.70%
Ultimate trend rate for health care costs	4.50%	4.50%	5.20%
Year that ultimate trend rate is reached	2028	2028	2018

In 2009, we limited eligibility for retiree medical and life insurance coverage for certain union employees and recorded a curtailment gain of $0.6 million.

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$125	$(110)
Effect on postretirement benefit obligation	2,190	(1,924)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

	2011	2010
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$37,193	$43,827
Interest cost	1,929	2,426
Amendments	—	200
Benefits paid	(2,152)	(3,305)
Actuarial gain	(2,684)	(5,955)
Benefit obligation at end of year	$34,286	$37,193
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,152	3,305
Benefits paid	(2,152)	(3,305)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(3,247)	$(3,590)
Postretirement and pension liabilities	(31,039)	(33,603)
Funded status	$(34,286)	$(37,193)
Weighted-average assumptions as of December 31:
Discount rate	4.85%	5.45%
Current trend rate for health care costs	7.70%	7.90%
Ultimate trend rate for health care costs	4.50%	4.50%
Year that ultimate trend rate is reached	2028	2028

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Activity and balances in accumulated other comprehensive income related to our postretirement health care and life insurance benefit plans are summarized below:

	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$14,231	$10,042
Net gain arising during the year	2,684	5,955
Prior service cost arising during the year	—	(200)
Amounts recognized as net periodic benefit costs	(1,040)	(1,566)
Balance at end of year	$15,875	$14,231
Amounts recognized in accumulated other comprehensive income:
Net gain	$14,615	$12,570
Prior service credit	1,260	1,661
Total	$15,875	$14,231
Estimated amounts to be amortized in 2012:
Net gain	$921
Prior service credit	130
Total	$1,051

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before Medicare Subsidy	After Medicare Subsidy
	(Dollars in thousands)
2012	$3,247	$2,888
2013	3,153	2,794
2014	3,052	2,700
2015	2,945	2,600
2016	2,838	2,505
2017-2021	12,395	10,956

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest gradually over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. For part of 2010 and most of 2009, contributions as a percentage of employee contributions were suspended. The expense applicable to these plans was $8.1 million in 2011, $7.2 million in 2010, and $4.9 million in 2009.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

11.	Serial Convertible Preferred Stock

We are authorized to issue up to 2,000,000 shares of serial convertible preferred stock without par value. In 1989, Ferro issued 1,520,215 shares of 7% Series A ESOP Convertible Preferred Stock (“Series A Preferred Stock”) to the Trustee of the Ferro Employee Stock Ownership Plan (“ESOP”) at a price of $46.375 per share for a total consideration of $70.5 million. Subsequently, all shares of the Series A Preferred Stock were allocated to participating individual employee accounts, and most of the shares were redeemed or converted by the Trustee to provide for distributions to, loans to, or withdrawals by participants or to satisfy an investment election provided to participants. At December 31, 2010, there were 203,282 shares of Series A Preferred Stock outstanding. In the first quarter of 2011, we redeemed in cash all outstanding Series A Preferred Stock for $9.4 million plus earned but unpaid dividends. The number of shares redeemed was 203,282 in 2011 (zero in 2010 and 45,735 in 2009).

12.	Stock-based Compensation

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

Previous plans authorized various types of long-term incentives. No further grants may be made under these previous plans. However, any outstanding awards or grants made under these plans will continue until the end of their specified terms.

Stock options, deferred stock units, and restricted share awards were the only grant types outstanding at December 31, 2011. Stock options are discussed below. Activities in other grant types were not significant.

Stock Options

General Information

The Compensation Committee of the Board of Directors awards stock options under the Plan and generally grants stock options during regularly scheduled meetings. Stock options outstanding at December 31, 2011, have a term of 10 years, vest evenly over three or four years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death, retirement or change in control, the stock options become 100% vested and exercisable.

Stock Option Valuation Model and Method Information

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We use judgment in selecting assumptions for the model, which may significantly impact the timing and amount of compensation expense, and we base our judgments primarily on historical data. When appropriate, we adjust the historical data for circumstances that are not likely to occur in the future. We adjust the assumptions each year based upon new information.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

The following table details the determination of the assumptions used to estimate the fair value of stock options:

Assumption	Estimation Method
Expected life, in years	Historical stock option exercise experience
Risk-free interest rate	Yield of U.S. Treasury Bonds with remaining maturity equal to expected life of the stock option
Expected volatility	Historical daily price observations of the Company’s common stock over a period equal to the expected life of the stock option
Expected dividend yield	Historical dividend rate at the date of grant

The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values:

	2011	2010	2009
Weighted-average grant-date fair value	$10.55	$5.64	$0.49
Expected life, in years	6.9	7.2	6.8
Risk-free interest rate	2.67% - 3.07%	1.94% -3.12%	2.07% -2.42%
Expected volatility	71.9% -73.3%	69.7% -71.6%	39.7% -45.0%
Expected dividend yield	0%	0%	2.92% -8.09%

Stock Option Activity Information

A summary of stock option activity follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(Dollars in thousands)
Outstanding at December 31, 2010	4,326,712	$17.61
Granted	711,800	15.17
Exercised	(208,817)	5.05
Forfeited or expired	(406,589)	22.15
Outstanding at December 31, 2011	4,423,106	17.40	5.0	$1,171
Exercisable at December 31, 2011	2,857,916	$26.93	3.2	$261
Vested or expected to vest at December 31, 2011	4,353,581	$17.45	5.0	$1,161

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Information related to stock options exercised follows:

	2011	2010	2009
	(Dollars in thousands)
Proceeds from the exercise of stock options	$1,053	$137	$—
Intrinsic value of stock options exercised	2,060	1,169	—
Income tax benefit related to stock options exercised	721	409	—

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

	2011	2010	2009
	(Dollars in thousands)
Compensation expense recorded in selling, general and administrative expenses	$4,462	$1,903	$1,794
Deferred income tax benefits related to compensation expense	1,562	666	628
Total fair value of stock options vested	7,736	1,620	1,998
Unrecognized compensation cost	6,117	3,616	2,009
Expected weighted-average recognition period for unrecognized compensation, in years	1.2	2.8	1.9

Directors’ Deferred Compensation

Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of Company’s common stock is classified as paid-in capital. The rabbi trust held 0.3 million shares, valued at $3.8 million, at December 31, 2011, and 0.3 million shares, valued at $4.5 million, at December 31, 2010.

13.	Restructuring and Cost Reduction Programs

Through 2011, we substantially completed all of our existing restructuring projects. These programs were developed and initiated across a number of our segments with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

In 2011, 2010 and 2009, total charges resulting from these activities were $9.0 million, $67.8 million, and $15.8 million, respectively, of which $0.3 million, $4.1 million, and $4.6 million, respectively, were recorded in cost of sales as they relate primarily to accelerated depreciation of assets to be disposed. The remainder were reported as restructuring and impairment charges. Descriptions of these restructuring programs follow:

European Manufacturing Restructuring Program

In July 2006, we announced a multi-year, multi-phase program to restructure our Performance Coatings, Color and Glass Performance Materials, and Specialty Plastics segments in Europe. Major activities are listed below:

Color and Glass Performance Materials:

•	Manufacturing facilities in Casiglie, Italy, and Castanheira do Ribatejo, Portugal, were closed. Manufacturing capacity was transferred to Almazora, Spain, and Aveiro, Portugal.

•	Manufacturing facilities in Limoges, France, and a portion of the facilities in Frankfurt, Germany, were closed. Manufacturing capacity was transferred to St. Dizier, France, and Frankfurt, Germany.

•	Manufacturing facility in Burslem, United Kingdom, was partially closed, and production was transferred to Frankfurt, Germany, and Almazora, Spain.

Performance Coatings:

•	Porcelain Enamel manufacturing facility in Rotterdam, Netherlands, was closed.

•

Tile Coating Systems manufacturing facilities in Casiglie, Italy; Castanheira do Ribatejo, Portugal; and Nules, Spain, were closed. Manufacturing capacity was transferred to Almazora, Spain, and Aveiro, Portugal.

Specialty Plastics:

•	Manufacturing facilities in Castanheira do Ribatejo, Portugal, and Rotterdam, Netherlands, were closed. The Rotterdam site was sold. Manufacturing capacity was transferred to Almazora, Spain.

Electronic Materials Restructuring Program

In November 2006, we announced our intention to close the Niagara Falls, New York, facility, and in 2010, we announced the closure of the Uden, Netherlands, facility due to excess capacity for production of dielectric and industrial ceramic products. Major activities are listed below:

•	Manufacturing facility in Niagara Falls, New York, was closed, and the site was sold.

•	Manufacturing facility in Uden, Netherlands, was shut down and closed, and a portion of the real property was sold.

•	Certain production from Niagara Falls, New York, and Uden, Netherlands, was transferred to Penn Yan, New York, and St. Dizier, France.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Other Restructuring Programs

Since 2008, we have initiated a number of restructuring activities as part of a series of actions to respond to economic and market conditions. These activities reduced our fixed cost structures in manufacturing facilities in the U.S. and in our Latin America and Asia-Pacific regions and affected the Color and Glass Performance Materials, Performance Coatings, Specialty Plastics, and Polymer Additives segments. Major activities are listed below:

•	Color and Glass Performance Materials and Performance Coatings manufacturing facilities in Moorabin and Geelong, Australia, were closed. The Morabbin facility in Australia was sold.

•	Color and Glass Performance Materials manufacturing facility in Toccoa, Georgia, was closed.

•	Color and Glass Performance Materials manufacturing facility in Vienna, Austria, was closed. Manufacturing capacity was transferred to Colditz, Germany.

•	Specialty Plastics manufacturing facility in Aldridge, United Kingdom, was closed. Manufacturing capacity was transferred to Almazora, Spain.

•	Polymer Additives manufacturing facility in Villa Franca, Portugal, was shut down and closed. Manufacturing capacity was transferred to Fort Worth, Texas.

•	Fixed costs structures in Brazil, Mexico, and Venezuela were reduced.

•	Selling, general, and administration costs were reduced through position eliminations.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

We have summarized the charges associated with these restructuring programs by major type of charges below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Expected restructuring charges:
European manufacturing restructuring	$63,713	$26,768	$12,253	$102,734
Electronic Materials restructuring	11,102	637	20,534	32,273
Other restructuring programs	9,653	(525)	3,423	12,551
Total expected restructuring charges	$84,468	$26,880	$36,210	$147,558

Restructuring charges incurred:
European manufacturing restructuring	$7,700	$(408)	$—	$7,292
Electronic Materials restructuring	402	1	—	403
Other restructuring programs	3,304	113	—	3,417
Charges incurred in 2009	$11,406	$(294)	$—	$11,112
European manufacturing restructuring	$27,662	$13,696	$5,582	$46,940
Electronic Materials restructuring	7,460	2,241	4,572	14,273
Other restructuring programs	(164)	188	2,495	2,519
Charges incurred in 2010	$34,958	$16,125	$12,649	$63,732
European manufacturing restructuring	$3,222	$3,317	$2,352	$8,891
Electronic Materials restructuring	—	(1)	1,439	1,438
Other restructuring programs	—	(1,640)	18	(1,622)
Charges incurred in 2011	$3,222	$1,676	$3,809	$8,707

Cumulative restructuring charges incurred:
European manufacturing restructuring	$63,713	$26,768	$12,253	$102,734
Electronic Materials restructuring	11,102	637	20,534	32,273
Other restructuring programs	9,653	(525)	3,423	12,551
Cumulative restructuring charges incurred as of December 31, 2011	$84,468	$26,880	$36,210	$147,558

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

We have summarized the charges associated with the restructuring programs by segments below:

	Total Expected Charges	2011	2010	2009	Cumulative Charges To Date
	(Dollars in thousands)
Electronic Materials	$32,273	$1,438	$14,273	$401	$32,273
Performance Coatings	37,192	715	3,464	928	37,192
Color and Glass Performance Materials	58,824	5,071	31,910	9,734	58,824
Polymer Additives	1,647	8	—	22	1,647
Specialty Plastics	17,622	1,475	14,085	27	17,622
Pharmaceuticals	—	—	—	—	—
Total Restructuring Charges	$147,558	$8,707	$63,732	$11,112	$147,558

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2008	$1,206	$5,102	$—	$6,308
Restructuring charges	11,406	(294)	—	11,112
Cash payments	(9,389)	(3,485)	—	(12,874)
Non-cash items	(142)	195	—	53
Balance at December 31, 2009	3,081	1,518	—	4,599
Restructuring charges	34,958	16,125	12,649	63,732
Cash payments	(36,132)	(8,109)	—	(44,241)
Non-cash items	522	(3,671)	(12,649)	(15,798)
Balance at December 31, 2010	2,429	5,863	—	8,292
Restructuring charges	3,222	1,676	3,809	8,707
Cash payments	(5,461)	(3,983)	—	(9,444)
Non-cash items	28	(137)	(3,809)	(3,918)
Balance at December 31, 2011	$218	$3,419	$—	$3,637

In 2011, we recorded asset impairments of $3.8 million related to assets held for sale. Our review of certain idled assets in Holland and France indicated that the carrying values were in excess of the respective fair values, less cost to sell, due to ongoing poor local economic conditions. We estimated the fair value of the Holland assets based on third-party appraisals and the fair value of the France assets using discounted cash flow models (both Level 3 measurements within the fair value hierarchy). The impairment charges by segment were $2.4 million in Color and Glass Performance Materials and $1.4 million in Electronic Materials.

In 2010, we shut down manufacturing activities and closed a number of facilities as a result of restructuring programs. The restructuring actions and plant closures indicated a possible impairment of these facilities’ property, plant, and equipment. We estimated the fair value of these assets based on third-party appraisals (a

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Level 3 measurement within the fair value hierarchy) and recorded impairments of $12.6 million in restructuring and impairment charges, of which $7.3 million related to our Color and Glass Performance Materials segment, $4.5 million related to our Electronic Materials segment, and $0.8 million related to our Performance Coatings segment.

Other costs in the 2010 restructuring charges include a pension settlement loss of $12.2 million related to Rotterdam, Netherlands.

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

14.	Leases

Rent expense for all operating leases was $21.2 million in 2011, $20.7 million in 2010, and $18.3 million in 2009. Amortization of assets recorded under capital leases is recorded as depreciation expense.

The Company has a number of capital lease arrangements relating primarily to buildings and production equipment. Assets held under capital leases and included in property, plant and equipment at December 31st follow:

	2011	2010
	(Dollars in thousands)
Gross amounts capitalized:
Buildings	$3,100	$3,100
Equipment	8,906	13,017
	12,006	16,117
Accumulated amortization:
Buildings	(1,899)	(1,821)
Equipment	(5,586)	(8,689)
	(7,485)	(10,510)
Net assets under capital leases	$4,521	$5,607

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

At December 31, 2011, future minimum lease payments under all non-cancelable leases follow:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2012	$1,583	$14,389
2013	685	11,012
2014	649	8,611
2015	587	7,228
2016	278	4,432
Thereafter	2,927	16,231
Total minimum lease payments	6,709	$61,903
Less amount representing executory costs	33
Net minimum lease payments	6,676
Less amount representing imputed interest	2,217
Present value of net minimum lease payments	4,459
Less current portion	1,241
Long-term obligations at December 31, 2011	$3,218

15.	Miscellaneous Expense (Income), Net

Components of miscellaneous expense (income), net follow:

	2011	2010	2009
	(Dollars in thousands)
Loss for Brazil environmental contingency	$—	$9,160	$—
Loss on settlement of interest rate swaps	—	6,849	—
Gain from Heraeus business combination	—	(8,255)	—
Gain on sale of business	—	(1,247)	—
Other, net	2,492	(693)	(618)
Total miscellaneous expense (income), net	$2,492	$5,814	$(618)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

16.	Discontinued Operations

The loss on disposal of discontinued operations represents residual legal and environmental costs directly related to the Fine Chemicals, Powder Coatings, Petroleum Additives and Specialty Ceramics businesses, which were previously sold.

The loss on disposal of discontinued operations resulted in the following pre-tax loss and related income tax benefit:

2009
(Dollars in thousands)
Loss on disposal of discontinued operations before income tax benefit	$(523)
Income tax benefit	(198)
Loss on disposal of discontinued operations, net of income tax benefit	$(325)

We have continuing environmental remediation obligations that are related to these divestitures, and we had accrued $2.2 million at December 31, 2011, and $2.9 million at December 31, 2010, for these matters. The estimated amounts we have accrued are based on our assessment of the nature and extent of the soil and/or groundwater contamination and the remedial actions we expect to perform. In some cases, we have agreed to the required remedial actions with the relevant governmental authorities, and we have based our estimates of the costs to remediate upon those actions. Where alternative technologies exist to remediate a contaminated site, we have determined our estimates of the costs to remediate based on the technologies that we are most likely to use.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

17.	Earnings (Loss) per Share from Continuing Operations

Details of the calculations of basic and diluted earnings (loss) per share follow:

	2011	2010	2009
	(In thousands, except per share amounts)
Basic earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$31,472	$5,036	$(43,621)
Adjustment for loss (income) from discontinued operations	—	—	325
Total	$31,472	$5,036	$(43,296)
Weighted-average common shares outstanding	86,119	85,823	50,935
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.37	$0.06	$(0.85)

Diluted earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$31,472	$5,036	$(43,621)
Adjustment for loss (income) from discontinued operations	—	—	325
Plus: Convertible preferred stock	—	—	—
Total	$31,472	$5,036	$(43,296)
Weighted-average common shares outstanding	86,119	85,823	50,935
Assumed exercise of stock options	225	319	—
Assumed satisfaction of deferred stock unit conditions	44	74	—
Assumed satisfaction of restricted share conditions	390	323	—
Assumed conversion of convertible notes	—	—	—
Assumed conversion of convertible preferred stock	—	—	—
Weighted-average diluted shares outstanding	86,778	86,539	50,935
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.36	$0.06	$(0.85)

Anti-dilutive or unearned shares, including shares related to contingently convertible debt, were 5.2 million, 6.8 million and 13.6 million for 2011, 2010 and 2009, respectively.

18.	Business Combinations

In April 2010, Ferro Corporation and W.C. Heraeus GmbH (“Heraeus”) acquired from each other certain business lines related to decoration materials for ceramic and glass products. We acquired Heraeus’ ceramic color business, which advances our position in the ceramic colors industry, while Heraeus acquired assets related to our business operations in precious metal preparations and lustres for the decoration of glass, ceramics, porcelain, and tile. Ferro recognized a pre-tax gain of $8.3 million consisting of a $5.6 million gain from remeasuring to fair value the assets transferred to Heraeus and a $6.1 million bargain purchase gain from the fair

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

value of the net assets acquired exceeding the fair value of the consideration transferred, less a $3.4 million write-off of related goodwill. The gain is included in miscellaneous expense (income), net.

In December 2010, Ferro Corporation acquired a business in Egypt with a newly constructed ceramic coatings plant. The new plant will allow us to more cost-effectively serve the growing tile manufacturing market in Egypt and other countries in the Middle East and North Africa.

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

Subsequent changes in our estimates of fair value or the amounts of any asset and liability adjustments, both as of the acquisition dates, were not material. Changes in the Company’s revenues and earnings as if these business combinations had occurred on January 1, 2009, were immaterial.

19.	Reporting for Segments

The Company has six reportable segments: Performance Coatings, Electronic Materials, Color and Glass Performance Materials, Polymer Additives, Specialty Plastics, and Pharmaceuticals. We have aggregated our Tile Coating Systems and Porcelain Enamel operating segments into one reportable segment, Performance Coatings, and aggregated our Glass Systems and Performance Pigments and Colors operating segments into one reportable segment, Color and Glass Performance Materials, based on their similar economic and operating characteristics.

We measure segment income for internal reporting purposes by excluding unallocated corporate expenses, restructuring and impairment charges, other expenses (income) and income taxes. Unallocated corporate expenses consist primarily of corporate employment costs and professional services.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

We have presented net sales to external customers by segment in the table below. Sales between segments were not material.

	2011	2010	2009
	(Dollars in thousands)
Electronic Materials	$622,977	$675,401	$426,896
Performance Coatings	602,566	555,023	487,891
Color and Glass Performance Materials	396,317	382,155	321,750
Polymer Additives	336,965	302,352	249,510
Specialty Plastics	172,028	163,058	149,524
Pharmaceuticals	24,939	23,876	21,998
Total net sales	$2,155,792	$2,101,865	$1,657,569

Below are each segment’s income and reconciliations to income (loss) before taxes from continuing operations:

	2011	2010	2009
	(Dollars in thousands)
Electronic Materials	$74,869	$132,585	$45,344
Performance Coatings	37,988	39,416	29,551
Color and Glass Performance Materials	32,327	31,514	13,123
Polymer Additives	15,221	18,387	6,708
Specialty Plastics	9,521	11,348	10,164
Pharmaceuticals	3,050	814	438
Total segment income	172,976	234,064	105,328
Unallocated corporate expenses	54,591	69,135	63,315
Restructuring and impairment charges	17,030	63,732	19,337
Other expense, net	35,419	77,456	66,231
Income (loss) before income taxes from continuing operations	$65,936	$23,741	$(43,555)

The following table details depreciation and amortization expense by segment:

	2011	2010	2009
	(Dollars in thousands)
Electronic Materials	$10,092	$11,586	$13,382
Performance Coatings	17,415	17,004	17,726
Color and Glass Performance Materials	6,088	7,012	6,520
Polymer Additives	10,999	10,776	10,492
Specialty Plastics	2,014	2,369	2,610
Pharmaceuticals	2,039	2,073	1,950
Total segment depreciation and amortization	48,647	50,820	52,680
Unallocated depreciation and amortization	14,846	26,116	35,458
Total depreciation and amortization	$63,493	$76,936	$88,138

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

Segment assets primarily consist of trade accounts receivable; inventories; property, plant and equipment; and intangible assets. Unallocated assets primarily include cash and cash equivalents, deposits for precious metals, deferred taxes and assets related to uncertain tax positions. Total assets at December 31st by segment are detailed below:

	2011	2010
	(Dollars in thousands)
Electronic Materials	$320,071	$316,793
Performance Coatings	366,329	358,781
Color and Glass Performance Materials	254,813	256,626
Polymer Additives	127,280	117,482
Specialty Plastics	48,372	46,598
Pharmaceuticals	28,294	26,392
Total segment assets	1,145,159	1,122,672
Unallocated assets	295,492	311,683
Total assets	$1,440,651	$1,434,355

We have detailed each segment’s expenditures for long-lived assets, including acquisitions, in the table below:

	2011	2010	2009
	(Dollars in thousands)
Electronic Materials	$15,887	$9,308	$4,249
Performance Coatings	24,115	19,748	11,803
Color and Glass Performance Materials	11,873	19,472	10,665
Polymer Additives	8,703	5,404	5,224
Specialty Plastics	1,235	968	685
Pharmaceuticals	870	860	1,830
Total segment expenditures for long-lived assets	62,683	55,760	34,456
Unallocated corporate expenditures for long-lived assets	10,030	1,905	8,804
Total expenditures for long-lived assets	$72,713	$57,665	$43,260

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. and Spain represents greater than 10% of our net sales. We have detailed net sales by geographic region in the table below:

	2011	2010	2009
	(Dollars in thousands)
United States	$1,022,120	$1,039,457	$758,048
Spain	340,588	319,711	258,485
Other international	793,084	742,697	641,036
Total net sales	$2,155,792	$2,101,865	$1,657,569

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

None of our operations in countries other than the U.S. and Spain owns greater than 10% of consolidated long-lived assets. We have detailed long-lived assets that consist of property, plant and equipment, goodwill, and amortizable intangible assets by geographic region at December 31st in the table below:

	2011	2010
	(Dollars in thousands)
United States	$378,884	$377,158
Spain	84,789	90,845
Other international	142,320	155,078
Total long-lived assets	$605,993	$623,081

20.	Related Party Transactions

We participate in several joint ventures that are located in Spain, Italy, South Korea and Thailand through investments in the common stock of affiliated companies. At December 31, 2011, our percentage of ownership interest in these affiliates ranged from 36% to 50%. Because we exert significant influence over these affiliates, but we do not control them, our investments have been accounted for under the equity method. Investment income from these equity-method investments, which is reported in miscellaneous expense (income), net was $3.0 million in 2011, $1.1 million in 2010, and $0.3 million in 2009. The balance of our equity-method investments, which is reported in other non-current assets, was $17.5 million at December 31, 2011, and $16.6 million at December 31, 2010.

We had the following transactions with our equity-method investees:

	2011	2010	2009
	(Dollars in thousands)
Sales	$8,893	$8,928	$6,887
Purchases	9,655	5,048	3,883
Dividends and interest received	1,162	636	530
Commissions and royalties received	402	173	956
Commissions and royalties paid	77	88	86

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009 — (Continued)

21.	Quarterly Data (Unaudited)

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) Attributable to Ferro Corporation	Earnings (Loss) Attributable to Ferro Corporation Common Shareholders Per Common Share
					Basic	Diluted
	(Dollars in thousands, except per share data)
2010
Quarter 1	$492,865	$106,934	$(812)	$(68)	$—	$—
Quarter 2	543,485	122,330	7,594	7,100	0.08	0.08
Quarter 3	528,564	120,296	(2,362)	(3,345)	(0.04)	(0.04)
Quarter 4	536,951	109,105	2,853	2,009	0.02	0.02
Total	$2,101,865	$458,665	$7,273	$5,696	$0.06	$0.06
2011
Quarter 1	$573,009	$120,326	$23,191	$22,890	$0.26	$0.26
Quarter 2	593,974	114,347	19,621	19,389	0.23	0.22
Quarter 3	546,114	103,810	18,222	18,182	0.21	0.21
Quarter 4	442,695	74,704	(28,667)	(28,824)	(0.33)	(0.33)
Total	$2,155,792	$413,187	$32,367	$31,637	$0.37	$0.36

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

Pre-tax restructuring and impairment charges in 2010 were $13.3 million in the first quarter, $21.2 million in the second quarter, $9.6 million in the third quarter, and $19.6 million in the fourth quarter. Pre-tax restructuring and impairment charges in 2011 were $1.6 million in the first quarter, $1.5 million in the second quarter, $0.9 million in the third quarter and $13.0 million in the fourth quarter. Pre-tax losses on extinguishment of debt in 2010 were $19.3 million in the third quarter and $3.7 million in the fourth quarter. Pre-tax losses on extinguishment of debt in 2011 were less than $0.1 million in the fourth quarter. Pre-tax charges for increased reserves for environmental remediation costs in 2010 were $3.5 million in the second quarter and $5.7 million in the fourth quarter. Pre-tax gains related to a business combination in 2010 were $7.8 million in the second quarter and $0.5 million in the fourth quarter. The third quarter of 2010 also included a pre-tax charge of $6.8 million related to settlement of interest rate swaps. The fourth quarter of 2010 also included a pre-tax gain of $1.2 million on sale of a business.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2011. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2012

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2011, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees — Audit Committee” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Shareholdings — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders and is incorporated here by reference.

Ferro has adopted a series of policies dealing with business and ethics. These policies apply to all Ferro Directors, officers and employees. A summary of these policies may be found on Ferro’s Web site and the full text of the policies is available in print, free of charge, by writing to: General Counsel, Ferro Corporation, 6060 Parkland Blvd., Mayfield Heights, Ohio, 44124, USA. Exceptions, waivers and amendments of those policies may be made, if at all, only by the Audit Committee of the Board of Directors, and, in the event any such exceptions, waivers or amendments are granted, a description of the change or event will be posted on Ferro’s Web site (www.ferro.com) within four business days. Ferro maintains a worldwide hotline that allows employees throughout the world to report confidentially any detected violations of these legal and ethical conduct policies consistent with local legal requirements and subject to local legal limitations.

Item 11 — Executive Compensation

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2011 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on security ownership of certain beneficial owners and management is contained under the headings “Shareholdings — Stock Ownership by Other Major Shareholders” and “Shareholdings — Stock Ownership by Director, Executive Officers and Employees” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders and is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2011, were as follows:

Equity Compensation Plan	Number of Shares to Be Issued on Exercise of Outstanding Options, and Other Awards		Weighted-Average Exercise Price of Outstanding Options, and Other Awards		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Approved by Ferro Shareholders	4,798,106 shares	(2)	$15.75		3,957,451 shares	(4)
Not Approved by Ferro Shareholders	250,537 shares	(3)	$25.50		0 shares
Total	5,048,643 shares		$15.86	(5)	3,957,451 shares

(1)	Excludes shares listed in the second column.
(2)	Includes options and other awards issued under the Company’s 2010 Long-Term Incentive Compensation Plan and prior equity compensation plans.

(3)	Includes options granted in 2002 to the Company’s former Chief Executive Officer and phantom units issued under the Company’s Executive Employee Deferred Compensation Plan and Supplemental Executive Defined Contribution Plan.
(4)	Shares are only available under the 2010 Long-Term Incentive Plan and may be issued as stock options, stock appreciation rights, restricted shares, performance shares, and other common stock-based awards.
(5)	Weighted-average exercise price of outstanding options and other awards; excludes phantom units.

A description follows of the material features of each plan that was not approved by Ferro shareholders:

•

Stock Options.  In February 2002, the Board granted Mr. Ortino, the Company’s former Chief Executive Officer, 155,000 options to purchase shares. Of this amount, options for 100,000 shares were granted under the 1985 Employee Stock Option Plan approved by shareholders and the remaining options were approved and granted by the Board from available treasury shares. The options had an exercise price of $25.50, had maximum terms of ten years, were fully vested, and expire in February 2012.

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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Other Independent Registered Public Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2012 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009;

•	Consolidated Balance Sheets at December 31, 2011 and 2010;

•	Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and

•	Notes to Consolidated Financial Statements

(b)	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011, 2010, and 2009, contained on page 100 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)	The exhibits listed in the Exhibit Index beginning on page 101 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 28th day of February 2012.

/s/ James F. Kirsch	Chairman, President and Chief Executive Officer (Principal Executive Officer)
James F. Kirsch

/s/ Thomas R. Miklich	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas R. Miklich

/s/ Sandra Austin	Director
Sandra Austin

/s/ Richard C. Brown	Director
Richard C. Brown

/s/ Richard J. Hipple	Director
Richard J. Hipple

/s/ Jennie S. Hwang	Director
Jennie S. Hwang

/s/ Gregory E. Hyland	Director
Gregory E. Hyland

/s/ William B. Lawrence	Director
William B. Lawrence

/s/ Timothy K. Pistell	Director
Timothy K. Pistell

/s/ William J. Sharp	Director
William J. Sharp

/s/ Ronald P. Vargo	Director
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions Charged (Reductions Credited) to		Deductions	Adjustment for Differences in Exchange Rates	Balance at End of Period
		Costs and Expenses	Other Accounts
	(Dollars in thousands)
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2011	$11,156	2,349	—	(2,782)	(280)	$10,443
Year ended December 31, 2010	$10,685	2,935	—	(2,091)	(373)	$11,156
Year ended December 31, 2009	$11,668	2,676	—	(3,835)	176	$10,685
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2011	$26,815	11,335	—	—	(1,090)	$37,060
Year ended December 31, 2010	$17,969	9,608	—	—	(762)	$26,815
Year ended December 31, 2009	$21,451	(3,683)	—	—	201	$17,969

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of Incorporation and by-laws
3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).
3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994 (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).
3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed June 23, 1998 (incorporated by reference to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).
3.4	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed October 14, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).
3.5	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed December 14, 2011).
4	Instruments defining rights of security holders, including indentures
4.1	Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).
4.2	First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Notes due 2013) (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K, filed August 19, 2008).
4.3	Form of Indenture, by and between Ferro Corporation and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3ASR, filed July 27, 2010).
4.4	First Supplemental Indenture, dated August 24, 2010, by and between Ferro Corporation and Wilmington Trust FSB (with Form of 7.875% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010).
The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
10	Material contracts
10.1	First Amendment to Third Amended and Restated Credit Agreement, Amended and Restated Pledge and Security Agreement and Amended and Restated Subsidiary Guaranty (Domestic) (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.2	Third Amended and Restated Credit Agreement, dated August 24, 2010, by and among Ferro Corporation, PNC Bank, National Association, as the Administrative Agent, the Collateral Agent and the Issuer, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as the Syndication Agents (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010).

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated July 26, 2010, by and among Ferro Corporation, the several banks and other financial institutions or entities listed on the signature pages hereto as Lenders, Credit Suisse AG, Cayman Islands Branch, as Original Term Loan Administrative Agent, and PNC Bank, National Association, as New Term Loan Administrative Agent and as Revolving Loan Administrative Agent (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 27, 2010).
10.4	Second Amended and Restated Credit Agreement, dated October 26, 2009, among Ferro Corporation and certain of its subsidiaries; various financial institutions; Credit Suisse, Cayman Islands Branch; PNC Bank, National Association; National City Bank; KeyBank National Association; and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 27, 2009).
10.5	Amendment and Restatement and Resignation and Appointment Agreement, dated October 26, 2009, among Ferro Corporation; the several banks and other financial institutions or entities listed on the signature pages thereto; Credit Suisse, Cayman Islands Branch,; National City Bank; and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed October 27, 2009).
10.6	First Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated December 17, 2007, among Ferro Corporation; certain of Ferro’s subsidiaries; Credit Suisse, Cayman Islands Branch, as Term Loan Administrative Agent; and National City Bank, as Revolving loan Administrative Agent; and various financial institutions as Lenders (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 10, 2008).
10.7	Amended and Restated Credit Agreement, dated June 8, 2007, among Ferro; certain of Ferro’s subsidiaries; Credit Suisse, as Term Loan Administrative Agent; National City Bank, as Revolving Loan Administrative Agent and Collateral Agent; KeyBank National Association, as Documentation Agent; Citigroup Global Markets, Inc., as Syndication Agent; and various financial institutions as Lenders (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 11, 2007).
10.8	Purchase Agreement, dated June 2, 2009, among Ferro Corporation, Ferro Color & Glass Corporation, and Ferro Pfanstiehl Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009).
10.9	First Amendment to Purchase Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Pfanstiehl Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011).
10.10	Purchase and Contribution Agreement, dated June 2, 2009, between Ferro Corporation and Ferro Finance Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009).
10.11	First Amendment to Purchase and Contribution Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Finance Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011).
10.12	Amended and Restated Receivables Purchase Agreement, dated as of May 31, 2011, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011).
10.13	Ferro Corporation Employee Stock Option Plan.*
10.14	Ferro Corporation 2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.15	Form of Terms of Incentive Stock Option Award Grants under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.16	Form of Terms of Performance Share Awards under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.17	Ferro Corporation 2006 Long-Term Incentive Plan.*
10.18	Form of Terms of Incentive Stock Option Award Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.19	Form of Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.20	Form of Terms of Performance Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.21	Form of Terms of Restricted Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.22	Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.23	Amendment to the Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.24	Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007).*
10.25	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007).*
10.26	Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement.*
10.27	Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007).*
10.28	Amendment to the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.29	Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.4 to Ferro Corporation’s Current Report on Form 8-K, filed September 24, 2007).*
10.30	Form of Indemnification Agreement (James F. Kirsch is the only officer that is party to an indemnification agreement with Ferro Corporation.) (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.31	Change in Control Agreement, dated January 1, 2009, between Mr. Kirsch and Ferro Corporation (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009).*

10.32	Form of Change in Control Agreement, dated January 1, 2009 (Mark H. Duesenberg, Ann E. Killian, James F. Kirsch, Michael J. Murry and Peter T. Thomas have entered into this form of change in control agreement.) (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009).*
10.33	Form of Change in Control Agreement, dated as of December 22, 2010 (Thomas R. Miklich has entered into this form of change in control agreement.) (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed December 22, 2010).*
10.34	Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 6, 2010).*
10.35	Ferro Corporation Executive Separation Policy (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 28, 2010).*
10.36	Separation and Release Agreement, dated as of July 14, 2010, between Sallie B. Bailey and Ferro Corporation (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 20, 2010).*
10.37	Annual Incentive Plan (AIP) Summary Document (incorporated by reference to Exhibit 10.38 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).*
12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	XBRL Documents:
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.