Form 10-Q
period 2012-03-31
FERRO CORP
filed 2012-04-25
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-584

FERRO CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Parkland Boulevard Mayfield Heights, OH	44124
(Address of principal executive offices)	(Zip Code)

216-875-5600

(Registrant’s telephone number, including area code)

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

At March 31, 2012, there were 86,567,912 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

PART II

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	26

Item 6. Exhibits	26

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 Instance Document

EX-101 Schema Document

EX-101 Calculation Linkbase Document

EX-101 Labels Linkbase Document

EX-101 Presentation Linkbase Document

EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Net Income

	Three months ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net sales	$466,390	$573,009
Cost of sales	378,067	452,683

Gross profit	88,323	120,326
Selling, general and administrative expenses	77,685	76,818
Restructuring and impairment charges	311	1,630
Other expense (income):
Interest expense	6,740	6,826
Interest earned	(84)	(74)
Foreign currency losses, net	144	1,310
Miscellaneous expense, net	394	518

Income before income taxes	3,133	33,298
Income tax expense	1,719	10,107

Net income	1,414	23,191
Less: Net income attributable to noncontrolling interests	124	301

Net income attributable to Ferro Corporation	1,290	22,890
Dividends on preferred stock	—	(165)

Net income attributable to Ferro Corporation common shareholders	$1,290	$22,725

Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings per share	$0.01	$0.26
Diluted earnings per share	0.01	0.26

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$1,414	$23,191
Other comprehensive income (loss), net of tax:
Foreign currency translation	24	5,579
Postretirement benefit liabilities	1,892	(491)

Total comprehensive income	3,330	28,279
Less: Comprehensive income attributable to noncontrolling interests	122	348

Comprehensive income attributable to Ferro Corporation	$3,208	$27,931

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$23,271	$22,991
Accounts receivable, net	343,668	306,775
Inventories	243,151	228,813
Deferred income taxes	17,291	17,395
Other receivables	33,915	37,839
Other current assets	10,076	17,086

Total current assets	671,372	630,899
Other assets
Property, plant and equipment, net	378,988	379,336
Goodwill	215,830	215,601
Amortizable intangible assets, net	11,184	11,056
Deferred income taxes	118,978	117,658
Other non-current assets	89,096	86,101

Total assets	$1,485,448	$1,440,651

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$43,194	$11,241
Accounts payable	217,457	214,460
Accrued payrolls	30,773	31,055
Accrued expenses and other current liabilities	71,789	67,878

Total current liabilities	363,213	324,634
Other liabilities
Long-term debt, less current portion	300,530	298,082
Postretirement and pension liabilities	213,253	215,732
Other non-current liabilities	20,954	19,709

Total liabilities	897,950	858,157
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.6 million shares outstanding in 2012 and 2011	93,436	93,436
Paid-in capital	321,963	320,882
Retained earnings	394,926	393,636
Accumulated other comprehensive loss	(80,157)	(82,075)
Common shares in treasury, at cost	(152,980)	(153,617)

Total Ferro Corporation shareholders’ equity	577,188	572,262
Noncontrolling interests	10,310	10,232

Total equity	587,498	582,494

Total liabilities and equity	$1,485,448	$1,440,651

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury		Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balances at December 31, 2010	7,242	$(164,257)	$93,436	$323,015	$362,164	$(50,949)	$10,771	$574,180
Net income					22,890		301	23,191
Other comprehensive income						5,041	47	5,088
Cash dividends on preferred stock					(165)			(165)
Stock-based compensation transactions	(362)	10,256		(7,514)				2,742

Balances at March 31, 2011	6,880	$(154,001)	$93,436	$315,501	$384,889	$(45,908)	$11,119	$605,036

Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$393,636	$(82,075)	$10,232	$582,494
Net income					1,290		124	1,414
Other comprehensive income						1,918	(2)	1,916
Stock-based compensation transactions	3	637		1,081				1,718
Distributions to noncontrolling interests							(44)	(44)

Balances at March 31, 2012	6,868	$(152,980)	$93,436	$321,963	$394,926	$(80,157)	$10,310	$587,498

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net cash used for operating activities	$(10,975)	$(28,580)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(22,579)	(16,037)
Proceeds from sale of assets	368	1,132

Net cash used for investing activities	(22,211)	(14,905)
Cash flows from financing activities
Net borrowings under loans payable	31,684	52,944
Proceeds from long-term debt	97,918	209,677
Principal payments on long-term debt	(95,673)	(209,677)
Redemption of convertible preferred stock	—	(9,427)
Cash dividends paid	—	(165)
Other financing activities	(440)	331

Net cash provided by financing activities	33,489	43,683
Effect of exchange rate changes on cash and cash equivalents	(23)	360

Increase in cash and cash equivalents	280	558
Cash and cash equivalents at beginning of period	22,991	29,035

Cash and cash equivalents at end of period	$23,271	$29,593

Cash paid during the period for:
Interest	$12,059	$11,540
Income taxes	1,229	6,930

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2012.

2.	Recent Accounting Pronouncements

Accounting Standards Adopted in the Three Months Ended March 31, 2012

On January 1, 2012, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which is codified in ASC Topic 820, Fair Value Measurement. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. Adoption of this pronouncement did not have a material effect on our consolidated financial statements.

On January 1, 2012, we adopted ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”), which are codified in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. ASU 2011-12 indefinitely defers certain provision of ASU 2011-05 that required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.

On January 1, 2012, we adopted ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which is codified in ASC Topic 350, Intangibles—Goodwill and Other. This pronouncement permits companies testing goodwill for impairment to first assess qualitative factors to determine whether the two-step impairment test is required. Adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

3.	Inventories

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Raw materials	$84,872	$78,199
Work in process	43,360	42,111
Finished goods	114,919	108,503

Total inventories	$243,151	$228,813

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.9 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $202.7 million at March 31, 2012, and $195.0 million at December 31, 2011, measured at fair value based on market prices for identical assets.

4.	Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $615.6 million at March 31, 2012, and $599.1 million at December 31, 2011. Unpaid capital expenditure liabilities, which are noncash investing activities, were $7.8 million at March 31, 2012, and $5.9 million at March 31, 2011.

5.	Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans payable to banks	$6,386	$404
Domestic accounts receivable asset securitization program	30,000	—
International accounts receivable sales programs	4,385	8,150
Current portion of long-term debt	2,423	2,687

Loans payable and current portion of long-term debt	$43,194	$11,241

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	33,713	33,537
Revolving credit facility	9,951	7,706
Capital lease obligations	4,142	4,459
Other notes	5,147	5,067

Total long-term debt	302,953	300,769
Current portion of long-term debt	(2,423)	(2,687)

Long-term debt, less current portion	$300,530	$298,082

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In 2011, we made certain modifications to and extended the maturity of this credit facility through May 2012. At March 31, 2012, advances received of $30.0 million were secured by $109.2 million of accounts receivable, and based on available and qualifying receivables, $20.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At March 31, 2012, the interest rate was 0.6%.

We also have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At March 31, 2012, the commitments supporting these programs totaled $18.7 million, the advances received of $4.4 million were secured by $9.9 million of accounts receivable, and based on available and qualifying receivables, $3.3 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At March 31, 2012, the weighted-average interest rate was 2.3%.

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2018. Through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2012, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Senior Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at March 31, 2012, and $35.1 million at December 31, 2011. At March 31, 2012, we were in compliance with the covenants under the Convertible Notes’ indenture.

2010 Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $335.9 million of additional borrowings available at March 31, 2012. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At March 31, 2012, the interest rate was 3.0%.

Under the 2010 Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. At March 31, 2012, we were in compliance with the covenants of the 2010 Credit Facility.

6.	Financial Instruments

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level	1: Quoted market prices in active markets for identical assets or liabilities.

Level	2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level	3: Unobservable inputs that are not corroborated by market data.

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$23,271	$23,271	$23,271	$—	$—	$22,991	$22,991
Other receivables	33,915	33,915	—	33,915	—	37,839	37,839
Short-term loans payable	(40,771)	(40,771)	—	(40,771)	—	(8,554)	(8,554)
7.875% Senior Notes	(250,000)	(256,250)	—	(256,250)	—	(250,000)	(253,750)
6.50% Convertible Senior Notes, net of unamortized discounts	(33,713)	(35,022)	—	(35,022)	—	(33,537)	(34,589)
Revolving credit facility	(9,951)	(10,027)	—	(10,027)	—	(7,706)	(7,973)
Other long-term notes payable	(5,147)	(4,250)	—	(4,250)	—	(5,067)	(4,184)
Foreign currency forward contracts, net	(5,541)	(5,541)	—	(5,541)	—	6,225	6,225

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair value of other receivables and short-term loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair values of the Senior Notes and the Convertible Notes are based on third-party estimated bid prices. The fair values of the revolving credit facility and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with notional amounts of $270.8 million at March 31, 2012, and $249.3 million at December 31, 2011.

The following table presents the fair value on our consolidated balance sheets of these foreign currency forward contracts:

	March 31, 2012	December 31, 2011	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$—	$6,491	Other current assets
Foreign currency forward contracts	129	—	Accrued expenses and other current liabilities

Total	$129	$6,491

Liability derivatives:
Foreign currency forward contracts	$—	$(266)	Other current assets
Foreign currency forward contracts	(5,670)	—	Accrued expenses and other current liabilities

Total	$(5,670)	$(266)

The following table presents the effect on our consolidated statements of net income for the March 31st of foreign currency forward contracts:

	Amount of Gain (Loss) Recognized in Earnings
	2012	2011	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(5,653)	$(7,560)	Foreign currency losses, net

7.	Income Taxes

Income tax expense for the three months ended March 31, 2012, was $1.7 million, or 54.9% of pre-tax income. In the first three months of 2011, we recorded income tax expense of $10.1 million, or 30.4% of pre-tax income. The increase in the effective tax rate was primarily a result of a greater proportion of pre-tax losses in jurisdictions with full valuation allowances for which no tax benefit is recognized.

8.	Contingent Liabilities

We have recorded environmental liabilities of $11.7 million at March 31, 2012, and $11.6 million at December 31, 2011, for costs associated with the remediation of certain of our properties that have been contaminated, primarily a non-operating facility in Brazil. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

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

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31st follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$4	$—	$577	$539	$—	$—
Interest cost	4,869	5,114	1,375	1,432	396	482
Expected return on plan assets	(5,096)	(5,136)	(753)	(810)	—	—
Amortization of prior service cost (credit)	12	18	(33)	(33)	(33)	(100)
Amortization of net loss (gain)	4,014	3,235	195	161	(230)	(160)

Net periodic benefit cost	$3,803	$3,231	$1,361	$1,289	$133	$222

Net periodic benefit cost for our U.S. and non-U.S. pension plans increased from the effects of lower discount rates, lower expected returns on plan assets, and worse than expected asset performance in 2011.

10.	Stock-Based Compensation

Our Board of Directors granted 0.6 million stock options, 0.5 million performance share units and 0.3 million deferred stock units during the first quarter of 2012 under our 2010 Long Term Incentive Plan. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options and performance share units for grants made during the three months ended March 31, 2012:

	Stock Options	Performance Share Units
Weighted-average grant-date fair value	$4.74	$9.63
Expected life, in years	6.0	3.0
Risk-free interest rate	1.4%	0.4%
Expected volatility	81.1%	63.0%

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the three months ended March 31, 2012, was $6.84.

We recognized stock-based compensation expense of $2.0 million for the three months ended March 31, 2012, and $2.1 million for the three months ended March 31, 2011. At March 31, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $15.1 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2015.

11.	Restructuring and Cost Reduction Programs

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2011	$218	$3,419	$—	$3,637
Restructuring charges	311	—	—	311
Cash payments	(314)	(156)	—	(470)
Non-cash items	2	103	—	105

Balance at March 31, 2012	$217	$3,366	$—	$3,583

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

12.	Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$1,290	$22,725
Weighted-average common shares outstanding	86,233	85,975
Basic earnings per share attributable to Ferro Corporation common shareholders	$0.01	$0.26
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$1,290	$22,725
Plus: Convertible preferred stock dividends, net of tax	—	103

Total	$1,290	$22,828

Weighted-average common shares outstanding	86,233	85,975
Assumed exercise of stock options	191	351
Assumed satisfaction of stock unit award conditions	23	64
Assumed satisfaction of restricted share conditions	248	361
Assumed conversion of convertible notes	—	—
Assumed conversion of convertible preferred stock	—	528

Weighted-average diluted shares outstanding	86,695	87,279

Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.01	$0.26

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 6.9 million for the three months ended March 31, 2012, and 5.3 million for the three months ended March 31, 2011, respectively.

13.	Reporting for Segments

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

We measure segment income for internal reporting purposes by excluding unallocated corporate expenses, restructuring and impairment charges, other expenses (income) and income taxes. During the first quarter of 2012, we refined the allocation of certain corporate expenses to the Company’s reportable segments, which aligns segment reporting to the current manner in which performance is evaluated, strategic decisions are made and resources are allocated. Unallocated corporate expenses consist primarily of executive employment costs, legacy pension and other benefit costs, certain professional fees, and costs associated with our global headquarters facility.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Electronic Materials	$71,696	$202,347
Performance Coatings	152,514	136,700
Color and Glass Performance Materials	101,435	99,805
Polymer Additives	87,724	85,862
Specialty Plastics	47,056	42,629
Pharmaceuticals	5,965	5,666

Total net sales	$466,390	$573,009

Each segment’s income (loss) and reconciliations to income before income taxes follow. As a result of applying the refined allocations to prior periods, each segment’s income for the three months ended March 31, 2011, has been impacted as presented below.

	Three months ended March 31,
		2011
	2012	Adjusted	As reported
	(Dollars in thousands)
Electronic Materials	$(4,690)	$30,748	$32,589
Performance Coatings	8,059	6,347	7,405
Color and Glass Performance Materials	8,457	9,098	9,830
Polymer Additives	6,627	6,580	6,451
Specialty Plastics	4,648	1,872	1,909
Pharmaceuticals	1,187	1,326	1,156

Total segment income	24,288	55,971	59,340
Unallocated corporate expenses	13,650	12,463	15,832
Restructuring and impairment charges	311	1,630	1,630
Other expense, net	7,194	8,580	8,580

Income before income taxes	$3,133	$33,298	$33,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions and customer demand were mixed in our key markets during the first quarter of 2012. The market for conductive pastes used in solar cell applications continued to be affected by reduced customer demand. As a result, demand for our conductive pastes declined from prior-year levels. Lower sales of our conductive pastes reduced overall sales levels in our Electronic Materials business and resulted in lower segment income. Demand for a number of other products increased compared with the first quarter of 2011, including products used for coating ceramic tiles and glass enamels used in automotive applications.

Net sales declined by 19% compared with the first quarter of 2011, driven by a decline in sales of Electronic Materials products. Sales increased in each of our other reporting segments: Performance Coatings, Specialty Plastics, Polymer Additives, Color and Glass Performance Materials, and Pharmaceuticals. Sales declined in Electronic Materials primarily as a result of a reduction in demand for conductive pastes and precious metal powders. In aggregate, changes in product pricing and mix reduced Ferro’s overall sales by approximately 11 percentage points, while lower sales volume reduced sales by an additional 7 percentage points. Changes in foreign currency exchange rates reduced sales by approximately one percentage point. The lower product sales in Electronic Materials drove both the price/mix and volume declines in the quarter. Both sales volume and price/mix contributed to the total sales growth in our business segments other than Electronic Materials. A significant portion of the overall decline in sales compared with the prior-year quarter was due to lower sales volume and lower prices for precious metals.

Gross profit declined in the first quarter of 2012 compared with the first three months of 2011, primarily driven by the decline in sales of high-margin conductive pastes and powders. Raw material costs increased compared with the prior-year period but these changes had little net impact on gross profit as the added costs were offset by product price increases, in aggregate, across the Company. The pricing environment was the most difficult in the Electronic Materials and Polymer Additives segments, and most favorable in the Specialty Plastics segment.

Selling, general and administrative (“SG&A”) expenses during the 2012 first quarter were approximately the same as during the prior-year quarter. SG&A expenses during the 2012 first quarter included higher pension expense, salary adjustments, and costs related to an initiative to standardize and streamline our business processes and improve management information systems tools. Largely offsetting these SG&A increases were reductions in other SG&A expense categories including depreciation, business travel expenses and professional fees.

Restructuring and impairment charges declined during the 2012 first quarter, reflecting the continued winding down of our manufacturing rationalization activities. The restructuring charges recorded in the first quarter of 2012 were primarily related to residual costs at manufacturing sites where production activities have been concluded.

Interest expense declined slightly during the 2012 first quarter compared with the prior-year quarter. The decline in interest expense during the quarter was primarily due to lower average borrowings.

Net income declined in the first three months of 2012 compared with the prior-year quarter primarily as a result of lower net sales and the resulting decline in gross profit.

Outlook

Our ability to forecast future financial performance is limited because of uncertainty surrounding customer demand and economic conditions in a number of key markets and regions around the world. Customer demand for our conductive solar pastes is difficult to forecast because of uncertainty in end-market demand and uncertainty in the customer adoption rate of our new products. Order levels for our solar products continue to be significantly lower than prior-year levels and our visibility to future customer orders is limited. We expect demand for these products to improve during the course of 2012, but the timing and strength of the recovery in customer demand is not known at this time. In addition, future economic conditions in Europe are expected to be generally weaker in the coming quarters due to sovereign debt issues and other macroeconomic drivers. This weakness may affect demand for our products in the region, although the magnitude of these effects is difficult to estimate.

Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$466,390	$573,009	$(106,619)	(18.6)%
Cost of sales	378,067	452,683	(74,616)	(16.5)%

Gross profit	88,323	120,326	(32,003)	(26.6)%
Gross profit percentage	18.9%	21.0%
Selling, general and administrative expenses	77,685	76,818	867	1.1%
Restructuring and impairment charges	311	1,630	(1,319)
Other expense (income):
Interest expense	6,740	6,826	(86)
Interest earned	(84)	(74)	(10)
Foreign currency losses, net	144	1,310	(1,166)
Miscellaneous expense, net	394	518	(124)

Income before income taxes	3,133	33,298	(30,165)
Income tax expense	1,719	10,107	(8,388)

Net income	$1,414	$23,191	$(21,777)

Diluted earnings per share	$0.01	$0.26	$(0.25)

Net sales declined by 18.6% for the three months ended March 31, 2012, compared with the first quarter of 2011. The decline was the result of reduced customer demand for our Electronic Materials products, including our metal pastes and powders. Sales in all other segments increased compared with the prior-year quarter. Lower sales of precious metals accounted for approximately 82 percent of the overall sales decline, driven by reduced sales volume and lower prices for silver. In aggregate, changes in product pricing and mix reduced overall net sales by 11 percentage points. Lower sales volume contributed an additional 7 percentage points to the overall sales decline. Changes in foreign currency exchange rates reduced sales by one percentage point during the quarter.

Gross profit declined during the first three months of 2012 as a result of lower net sales. Gross profit percentage declined to 18.9% of net sales from 21.0% in the prior-year period. In aggregate, raw material costs increased by approximately $11 million compared with the first quarter of 2011 and these increased costs were offset by increased product prices. Charges related to residual costs at closed manufacturing sites involved in earlier restructuring initiatives reduced gross profit by $0.7 million during the first three months of 2012. Gross profit was reduced by charges of $1.6 million in the 2011 first quarter, primarily due to residual costs at closed manufacturing sites.

Selling, general and administrative (“SG&A”) expenses were slightly higher during the 2012 first quarter compared with the first quarter of 2011. Due to reduced sales, SG&A expenses increased to 16.7% of net sales from 13.4% of net sales in the prior-year period. Increased pension expenses, salary adjustments and higher expenses related to an initiative to streamline and standardize business processes and improve management information systems tools contributed to higher SG&A expenses for the quarter. Largely offsetting these increases were declines in other SG&A expenses including depreciation expense, business travel costs and professional fees. SG&A expenses in the 2012 first quarter included charges of $1.8 million that were primarily related to residual expenses at sites that were closed during earlier restructuring initiatives and severance costs from expense reduction actions. SG&A expenses in the first three months of 2011 included charges of $1.1 million, primarily related to expenses at closed sites impacted by earlier restructuring initiatives.

Restructuring and impairment charges declined to $0.3 million in the first quarter of 2012 from $1.6 million in the prior-year period. The lower charges reflect the continued winding down of our multi-year manufacturing rationalization activities.

Interest expense declined slightly during the 2012 first quarter, compared with the first quarter of 2011. Compared with the prior year quarter, average borrowings were lower in the first three months of 2012, which reduced interest expense.

We are exposed to the impact of exchange rate fluctuations on foreign currency positions arising from our international sales and operations. We manage these currency risks principally by entering into forward contracts. The carrying value of the open contracts at each quarter-end are adjusted to fair value and the resulting gains or losses are charged to income or expense during the period, partially offsetting the effect of changes in foreign currency exchange rates on the underlying positions.

During the first quarter of 2012, income tax expense was $1.7 million, or 54.9% of income before income taxes. In the first three months of 2011, we recorded income tax expense of $10.1 million, or 30.4% of pre-tax income. The increase in the effective tax rate was primarily a result of a greater proportion of pre-tax losses in jurisdictions with full valuation allowances for which no tax benefit is recognized.

Net income declined to $1.4 million in the 2012 first quarter from $23.2 million in the prior-year quarter, primarily driven by lower sales and the resulting decline in gross profit.

	Three months ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$71,696	$202,347	$(130,651)	(64.6)%
Performance Coatings	152,514	136,700	15,814	11.6%
Color and Glass Performance Materials	101,435	99,805	1,630	1.6%
Polymer Additives	87,724	85,862	1,862	2.2%
Specialty Plastics	47,056	42,629	4,427	10.4%
Pharmaceuticals	5,965	5,666	299	5.3%

Total segment sales	$466,390	$573,009	$(106,619)	(18.6)%

Segment Income (Loss)
Electronic Materials	$(4,690)	$30,748	$(35,438)	NM
Performance Coatings	8,059	6,347	1,712	27.0%
Color and Glass Performance Materials	8,457	9,098	(641)	(7.0)%
Polymer Additives	6,627	6,580	47	0.7%
Specialty Plastics	4,648	1,872	2,776	148.3%
Pharmaceuticals	1,187	1,326	(139)	(10.5)%

Total segment income	$24,288	$55,971	$(31,683)	(56.6)%

NM — Not meaningful

Electronic Materials Segment Results. Sales declined in Electronic Materials primarily as a result of reduced demand for our conductive pastes used in solar cell manufacturing and metal powders used in other electronics applications. Changes in product pricing and mix accounted for $77 million of the sales decline during the quarter. Reduced volume lowered sales by an additional $54 million. Sales of precious metals declined by $88 million due to lower sales volume of solar pastes and precious metal powders, and as a result of lower precious metal prices. The costs of precious metals are passed through to our customers as an element of our product prices. Sales of products produced in the United States, Asia-Pacific and Europe declined compared with the prior-year quarter. Segment income declined due to a $36 million reduction in gross profit driven primarily by lower sales volume. SG&A expense declined by $1 million compared with the first quarter of 2011.

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to higher sales volume. Increased sales volume accounted for $18 million of the sales growth in the quarter. Changes in product pricing and mix contributed an additional $2 million to sales growth, while changes in foreign currency exchange rates reduced sales by approximately $4 million. Sales increased in all regions with the greatest growth occurring in Europe-Middle East-Africa, driven by increased production at our tile coatings plant in Egypt. Segment income increased as a result of a $2.3 million increase in gross profit, which was partially offset by a $0.6 million increase in SG&A expense.

Color and Glass Performance Materials Segment Results. Sales increased in Color and Glass Performance Materials as a result of changes in product pricing and mix, partially offset by lower sales volume and changes in foreign currency exchange rates. Changes in product pricing and mix contributed $9 million to increased sales during the quarter. Lower volume reduced sales by $5 million and changes in foreign currency exchange rates reduced sales by an additional $2 million. The sales growth was primarily driven by increased sales of glass coatings in the United States. Sales in Europe-Middle East-Africa declined primarily as a result of reduced demand for our pigments products. Segment income declined by $1.6 million as a result of lower gross profit that was partially offset by a $1.0 million reduction in SG&A expense.

Polymer Additives Segment Results. Sales increased in Polymer Additives primarily as a result of higher sales volume. Higher volume contributed $3 million to the sales increase compared with the prior-year quarter and changes in foreign currency exchange rates reduced sales by approximately $1 million. Sales increased in the United States and declined in Europe-Middle East-Africa. The decline in Europe-Middle East-Africa reflected reduced market demand resulting from a weak macroeconomic environment in the region. Segment income was nearly unchanged from the prior-year quarter. First quarter gross profit and SG&A expense were nearly unchanged from the first quarter of 2011.

Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily as a result of higher product prices. Changes in product pricing and mix contributed approximately $3 million to the sales growth in the quarter. Increased sales volume accounted for an additional $2 million of the sales growth, while changes in foreign currency exchange rates reduced sales by approximately $1 million. Sales growth was primarily driven by increased sales in the United States. The growth was partially offset by a decline in sales in Europe-Middle East-Africa that reflected a weak macroeconomic environment in the region. Segment income increased as a result of a $2.5 million increase in gross profit and a $0.3 million decline in SG&A expenses, compared with the prior-year quarter.

Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals primarily due to favorable changes in product pricing and mix. Segment income declined due primarily to a reduction in gross profit. SG&A expense declined slightly, offsetting a portion of the reduction in gross profit.

	Three months ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$209,736	$288,509	$(78,773)	(27.3)%
International	256,654	284,500	(27,846)	(9.8)%

Total	$466,390	$573,009	$(106,619)	(18.6)%

Net sales declined in both the United States and international regions compared with the prior-year quarter. In the 2012 first quarter, sales originating in the United States were 45% of total sales, compared with 50% in the first quarter of 2011. The decline reflected the reduction in sales of our Electronic Materials products produced in the United States. Sales originating in the Asia-Pacific region declined, also primarily as a result of lower Electronic Materials sales. Sales growth was mixed in Europe-Middle East-Africa, but declined in total, primarily driven by a decline in European pigment sales. Sales increased in Latin America compared with the prior-year quarter.

Summary of Cash Flows for the three months ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011	$ Change
	(Dollars in thousands)
Net cash used for operating activities	$(10,975)	$(28,580)	$17,605
Net cash used for investing activities	(22,211)	(14,905)	(7,306)
Net cash provided by financing activities	33,489	43,683	(10,194)
Effect of exchange rate changes on cash and cash equivalents	(23)	360	(383)

Increase in cash and cash equivalents	$280	$558	$(278)

Details of net cash provided by (used for) operating activities were as follows:

	Three months ended March 31,
	2012	2011	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,414	$23,191	$(21,777)
Depreciation and amortization	13,879	16,229	(2,350)
Precious metals deposits	—	28,086	(28,086)
Accounts receivable	(33,733)	(50,070)	16,337
Inventories	(11,929)	(41,891)	29,962
Accounts payable	11,554	33,768	(22,214)
Other changes in current assets and liabilities, net	14,404	(14,084)	28,488
Other adjustments, net	(6,564)	(23,809)	17,245

Net cash used for operating activities	$(10,975)	$(28,580)	$17,605

Cash flows from operating activities increased by $17.6 million in the first three months of 2012 compared with the prior-year period. Year-over-year cash flows from operating activities increased $30.0 million due to changes in inventories, $28.5 million due to other changes in current assets and liabilities, $17.2 million due to changes in other adjustments to reconcile net income to net cash used for operating activities, and $16.3 million due to changes in accounts receivable. Partially offsetting these effects, year-over-year cash flows from operating activities decreased $28.1 million due to changes in precious metals deposits, $22.2 million due to changes in accounts payable and $21.8 million due to changes in net income. Accounts receivable, inventories and accounts payable increased in the first quarters of 2012 and 2011 in response to improved customer demand over the fourth quarters of the respective prior years. Other changes in current assets and liabilities provided $14.4 million of cash in the first quarter of 2012, primarily from changes in the value of foreign currency forward contracts. Other changes in current assets and liabilities used $14.1 million of cash in the first quarter of 2011, primarily from the payment of 2010 year-end incentive compensation. Other adjustments to reconcile net income to net cash used for operating activities include noncash foreign currency gains and losses, restructuring charges, retirement benefits, and deferred taxes, as well as changes to other non-current assets and liabilities. In the first three months of 2012, other adjustments used $6.6 million of cash, primarily for noncash foreign currency gains. In the first three months of 2011, other adjustments used $23.8 million of cash, primarily related to noncash foreign currency gains and payments toward retirement benefits and restructuring activities greater than the expenses recognized. The return of precious metal deposits provided $28.1 million of cash in the first three months of 2011 due to additional credit lines not requiring collateral. Net income declined in the first three months of 2012 compared with the prior-year quarter primarily as a result of lower net sales and the resulting decline in gross profit.

Cash flows from investing activities decreased $7.3 million in the first three months of 2012 compared with the prior-year period. Capital expenditures increased to $22.6 million in the first quarter of 2012 from $16.0 million in the first quarter of 2011.

Cash flows from financing activities decreased $10.2 million in the first three months of 2012 compared with the prior-year period. In the first three months of 2012, we borrowed $30.0 million through our domestic accounts receivable asset securitization program. In the same period of 2011, we borrowed $50.0 million through our domestic accounts receivable asset securitization program, and we redeemed in cash all outstanding 7% Series A ESOP Convertible Preferred Stock for $9.4 million plus earned but unpaid dividends.

Capital Resources and Liquidity

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at March 31, 2012, and December 31, 2011. Through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2012, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at March 31, 2012, and December 31, 2011. At March 31, 2012, we were in compliance with the covenants under the Convertible Notes’ indenture.

2010 Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). The 2010 Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. We had borrowed $10.0 million at March 31, 2012, and $7.7 million at December 31, 2011, under this facility. After reductions for outstanding letters of credit, we had $335.9 million of additional borrowings available at March 31, 2012. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At March 31, 2012, the interest rate was 3.0%.

We are subject to a number of financial covenants under our 2010 Credit Facility, which are discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. At March 31, 2012, we were in compliance with the covenants of the 2010 Credit Facility.

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In 2011, we made certain modifications to and extended the maturity of this credit facility through May 2012. At March 31, 2012, advances received of $30.0 million were secured by $109.2 million of accounts receivable, and based on available and qualifying receivables, $20.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At March 31, 2012, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2011.

International Receivable Sales Programs

We have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At March 31, 2012, commitments supporting these programs totaled $18.7 million, advances received of $4.4 million were secured by $9.9 million of accounts receivable, and based on available and qualifying receivables, $3.3 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At March 31, 2012, the weighted-average interest rate was 2.3%.

Off Balance Sheet Arrangements

Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $202.7 million at March 31, 2012, and $195.0 million at December 31, 2011, measured at fair value based on market prices for identical assets. On occasion, we have delivered cash collateral as a result of the market value of the precious metals under consignment exceeding the lines provided by some of the financial institutions. While no deposits were outstanding at March 31, 2012, or December 31, 2011, we may be required to furnish additional cash collateral in the future based on the quantity and market value of the precious metals under consignment.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, capital investments, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first quarter of 2012, cash flows from financing activities were used to fund our operating and investing activities. We had additional borrowing capacity of $370.2 million at March 31, 2012, and $397.5 million at December 31, 2011, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity, including restructuring activities and suspension of dividend payments on our common stock.

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

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance are described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$507	$163
Fixed-rate debt:
Carrying amount	288,860	288,604
Fair value	295,522	292,523
Change in fair value from 1% increase in interest rates	(12,797)	(13,071)
Change in fair value from 1% decrease in interest rates	13,586	13,902
Foreign currency forward contracts:
Notional amount	270,800	249,337
Carrying amount and fair value	(5,541)	6,225
Change in fair value from 10% appreciation of U.S. dollar	13,981	12,216
Change in fair value from 10% depreciation of U.S. dollar	(17,088)	(14,930)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the first quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility is the more limiting of the two covenants and is described in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except for per share amounts)
January 1, 2012 to January 31, 2012	—	$—	—	—
February 1, 2012 to February 29, 2012	37	6.90	—	—
March 1, 2012 to March 31, 2012	—	—	—	—

Total	37		—

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

Date: April 25, 2012

/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2012

/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of incorporation and by-laws:

3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994 (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on June 23, 1998 (incorporated by reference to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.4	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on October 14, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).

3.5	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed December 14, 2011).

4	Instruments defining rights of security holders, including indentures:

4.1	Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

4.2	First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Note due 2013) (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K, filed August 19, 2008).

4.3	Form of Indenture, by and between Ferro Corporation and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3ASR, filed July 27, 2010).

4.4	First Supplemental Indenture, dated August 24, 2010, by and between Ferro Corporation and Wilmington Trust FSB (with Form of 7.875% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010).

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material contracts:

10.1	Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2010 Long-Term Incentive Plan.*

10.2	Terms of Performance Share Unit Awards under the Ferro Corporation 2010 Long-Term Incentive Plan.*

10.3	Terms of Restricted Share Unit Awards under the Ferro Corporation 2010 Long-Term Incentive Plan.*

10.4	Terms of Cash Incentive Award for Mr. James F. Kirsch.*

10.5	Terms of Forfeited Bonus Reimbursement for Mr. Jeffrey L. Rutherford.*

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.