Form 10-Q
period 2012-06-30
FERRO CORP
filed 2012-07-25
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

At June 30, 2012, there were 86,569,612 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Sta`tements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29
PART II

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	31

Item 6. Exhibits	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Net sales	$481,505	$593,974	$947,895	$1,166,983
Cost of sales	393,660	479,627	771,727	932,310

Gross profit	87,845	114,347	176,168	234,673
Selling, general and administrative expenses	74,645	73,548	152,330	150,366
Restructuring and impairment charges	4,728	1,545	5,039	3,175
Other expense (income):
Interest expense	6,848	7,352	13,588	14,178
Interest earned	(51)	(69)	(135)	(143)
Foreign currency (gains) losses, net	(221)	1,013	(77)	2,323
Miscellaneous expense (income), net	1,841	(124)	2,235	394

Income before income taxes	55	31,082	3,188	64,380
Income tax expense	2,573	11,461	4,292	21,568

Net (loss) income	(2,518)	19,621	(1,104)	42,812
Less: Net income attributable to noncontrolling interests	330	232	454	533

Net (loss) income attributable to Ferro Corporation	(2,848)	19,389	(1,558)	42,279
Dividends on preferred stock	—	—	—	(165)

Net (loss) income attributable to Ferro Corporation common shareholders	$(2,848)	$19,389	$(1,558)	$42,114

(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings per share	$(0.03)	$0.23	$(0.02)	$0.49
Diluted (loss) earnings per share	(0.03)	0.22	(0.02)	0.48

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net (loss) income	$(2,518)	$19,621	$(1,104)	$42,812
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,285)	4,872	(6,261)	10,451
Postretirement benefit liabilities	4,033	3,459	5,925	2,968

Total comprehensive (loss) income	(4,770)	27,952	(1,440)	56,231
Less: Comprehensive income attributable to noncontrolling interests	281	301	403	649

Comprehensive (loss) income attributable to Ferro Corporation	$(5,051)	$27,651	$(1,843)	$55,582

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$25,367	$22,991
Accounts receivable, net	353,076	306,775
Inventories	217,300	228,813
Deferred income taxes	17,277	17,395
Other receivables	32,437	37,839
Other current assets	13,715	17,086

Total current assets	659,172	630,899
Other assets
Property, plant and equipment, net	367,184	379,336
Goodwill	215,693	215,601
Amortizable intangible assets, net	13,651	11,056
Deferred income taxes	114,789	117,658
Other non-current assets	87,128	86,101

Total assets	$1,457,617	$1,440,651

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$45,868	$11,241
Accounts payable	214,195	214,460
Accrued payrolls	34,659	31,055
Accrued expenses and other current liabilities	68,246	67,878

Total current liabilities	362,968	324,634
Other liabilities
Long-term debt, less current portion	295,844	298,082
Postretirement and pension liabilities	195,366	215,732
Other non-current liabilities	19,493	19,709

Total liabilities	873,671	858,157
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.6 million shares outstanding in 2012 and 2011	93,436	93,436
Paid-in capital	323,441	320,882
Retained earnings	392,078	393,636
Accumulated other comprehensive loss	(82,360)	(82,075)
Common shares in treasury, at cost	(152,904)	(153,617)

Total Ferro Corporation shareholders’ equity	573,691	572,262
Noncontrolling interests	10,255	10,232

Total equity	583,946	582,494

Total liabilities and equity	$1,457,617	$1,440,651

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury		Common	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Interests	Equity
	(In thousands)
Balances at December 31, 2010	7,242	$(164,257)	$93,436	$323,015	$362,164	$(50,949)	$10,771	$574,180
Net income					42,279		533	42,812
Other comprehensive income						13,303	116	13,419
Cash dividends on preferred stock					(165)			(165)
Stock-based compensation transactions	(376)	10,583		(5,493)				5,090
Distributions to noncontrolling interests							(688)	(688)

Balances at June 30, 2011	6,866	$(153,674)	$93,436	$317,522	$404,278	$(37,646)	$10,732	$634,648

Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$393,636	$(82,075)	$10,232	$582,494
Net (loss) income					(1,558)		454	(1,104)
Other comprehensive loss						(285)	(51)	(336)
Stock-based compensation transactions	1	713		2,559				3,272
Distributions to noncontrolling interests							(380)	(380)

Balances at June 30, 2012	6,866	$(152,904)	$93,436	$323,441	$392,078	$(82,360)	$10,255	$583,946

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used for) operating activities	$5,178	$(20,758)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(35,508)	(31,817)
Proceeds from sale of assets	1,192	2,374
Other investing activities	436	193

Net cash used for investing activities	(33,880)	(29,250)
Cash flows from financing activities
Net borrowings under loans payable	34,906	57,570
Proceeds from long-term debt	212,996	382,219
Principal payments on long-term debt	(215,174)	(381,771)
Redemption of convertible preferred stock	—	(9,427)
Cash dividends paid	—	(165)
Other financing activities	(1,060)	(856)

Net cash provided by financing activities	31,668	47,570
Effect of exchange rate changes on cash and cash equivalents	(590)	771

Increase (decrease) in cash and cash equivalents	2,376	(1,667)
Cash and cash equivalents at beginning of period	22,991	29,035

Cash and cash equivalents at end of period	$25,367	$27,368

Cash paid during the period for:
Interest	$13,196	$12,575
Income taxes	2,098	14,715

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

Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2012.

2. Recent Accounting Pronouncements

Accounting Standards Adopted in the Six Months Ended June 30, 2012

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

3. Inventories

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Raw materials	$78,489	$78,199
Work in process	41,736	42,111
Finished goods	97,075	108,503

Total inventories	$217,300	$228,813

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.7 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and were $3.6 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $178.1 million at June 30, 2012, and $195.0 million at December 31, 2011, measured at fair value based on market prices for identical assets.

4. Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $600.6 million at June 30, 2012, and $599.1 million at December 31, 2011. Unpaid capital expenditure liabilities, which are noncash investing activities, were $6.2 million at June 30, 2012, and $7.3 million at June 30, 2011.

5. Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans payable to banks	$7,239	$404
Domestic accounts receivable asset securitization program	30,000	—
International accounts receivable sales programs	6,486	8,150
Current portion of long-term debt	2,143	2,687

Loans payable and current portion of long-term debt	$45,868	$11,241

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	33,942	33,537
Revolving credit facility	5,529	7,706
Capital lease obligations	3,736	4,459
Other notes	4,780	5,067

Total long-term debt	297,987	300,769
Current portion of long-term debt	(2,143)	(2,687)

Long-term debt, less current portion	$295,844	$298,082

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2012, we extended the maturity of this credit facility through May 2013. At June 30, 2012, advances received of $30.0 million were secured by $110.2 million of accounts receivable, and based on available and qualifying receivables, $20.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At June 30, 2012, the interest rate was 0.6%.

We also have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2012, the commitments supporting these programs totaled $17.7 million, the advances received of $6.5 million were secured by $14.4 million of accounts receivable, and based on available and qualifying receivables, $5.7 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At June 30, 2012, the weighted-average interest rate was 2.1%.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2012, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Senior Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at June 30, 2012, and $35.1 million at December 31, 2011. At June 30, 2012, we were in compliance with the covenants under the Convertible Notes’ indenture.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). In June 2012, we amended the 2010 Credit Facility (the “2012 Amended Credit Facility”) primarily to provide additional operating flexibility. The primary effects of the 2012 Amended Credit Facility were to:

•

Increase the maximum permitted leverage ratio (as discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) from 3.50 to 4.25 for the third and fourth quarters of 2012;

•	Eliminate the fixed charge coverage covenant;

•

Include a quarterly interest coverage covenant (defined as the ratio of EBITDA to cash paid for interest expense and certain other financing expenses), which requires the Company to maintain an interest coverage ratio of not less than (i) 2.50 for the second and third quarters of 2012, (ii) 2.75 for the fourth quarter of 2012, and (iii) 3.00 thereafter;

•

Include a maximum capital expenditures covenant limiting the capital expenditures of the Company to (i) $20.0 million for the three months ended June 30, 2012, (ii) $35.0 million for the six months ended September 30, 2012, (iii) $50.0 million for the nine months ended December 31, 2012, (iv) $65.0 million for the twelve months ended March 31, 2013, and (v) $65.0 million for the 2013 fiscal year and each fiscal year thereafter. Certain unused capital expenditures will be permitted to be carried forward to the following fiscal year; and

•

Maintain limitations on our ability to make restricted payments, including common stock dividends (as discussed under the 2010 Credit Facility in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

The 2012 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $340.5 million of additional borrowings available at June 30, 2012. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2012, the interest rate was 3.2%. At June 30, 2012, we were in compliance with the covenants of the 2012 Amended Credit Facility.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Amount	Total	Level 1	Level 2	Level 3	Amount	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$25,367	$25,367	$25,367	$—	$—	$22,991	$22,991
Other receivables	32,437	32,437	—	32,437	—	37,839	37,839
Short-term loans payable	(43,725)	(43,725)	—	(43,725)	—	(8,554)	(8,554)
7.875% Senior Notes	(250,000)	(248,750)	—	(248,750)	—	(250,000)	(253,750)
6.50% Convertible Senior Notes, net of unamortized discounts	(33,942)	(35,241)	—	(35,241)	—	(33,537)	(34,589)
Revolving credit facility	(5,529)	(5,388)	—	(5,388)	—	(7,706)	(7,973)
Other long-term notes payable	(4,780)	(3,947)	—	(3,947)	—	(5,067)	(4,184)
Foreign currency forward contracts, net	4,075	4,075	—	4,075	—	6,225	6,225

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

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency (gains) losses, net in the condensed consolidated statements of operations. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with notional amounts of $271.3 million at June 30, 2012, and $249.3 million at December 31, 2011.

The following table presents the effect on our consolidated statements of operations for the six months ended June 30th of foreign currency forward contracts:

	Amount of Gain (Loss) Recognized in Earnings
	2012	2011	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$9,533	$(13,422)	Foreign currency (gains) losses, net

The following table presents the fair value on our consolidated balance sheets of these foreign currency forward contracts:

	June 30, 2012	December 31, 2011	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$5,068	$6,491	Other current assets

Liability derivatives:
Foreign currency forward contracts	$(993)	$(266)	Other current assets

7. Income Taxes

Income tax expense for the six months ended June 30, 2012, was $4.3 million, or 134.6% of pre-tax income. In the first six months of 2011, we recorded income tax expense of $21.6 million, or 33.5% of pre-tax income. The increase in the effective tax rate was primarily due to an increase in pre-tax losses in jurisdictions with full valuation allowances for which no tax benefit is recognized.

8. Contingent Liabilities

We have recorded environmental liabilities of $11.5 million at June 30, 2012, and $11.6 million at December 31, 2011, for costs associated with the remediation of certain of our properties that have been contaminated, primarily a non-operating facility in Brazil. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9. Retirement Benefits

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30th follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$4	$8	$426	$562	$—	$—
Interest cost	4,866	5,120	1,302	1,492	397	483
Expected return on plan assets	(5,219)	(5,165)	(752)	(837)	—	—
Amortization of prior service cost (credit)	12	19	34	(34)	(32)	(101)
Amortization of net loss (gain)	6,290	2,739	173	164	(231)	(160)
Curtailment and settlement effects	—	—	(1,472)	—	—	—

Net periodic benefit cost	$5,953	$2,721	$(289)	$1,347	$134	$222

Information concerning net periodic benefit costs of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30th follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$8	$8	$1,003	$1,101	$—	$—
Interest cost	9,735	10,234	2,677	2,924	793	965
Expected return on plan assets	(10,315)	(10,301)	(1,505)	(1,647)	—	—
Amortization of prior service cost (credit)	24	37	1	(67)	(65)	(201)
Amortization of net loss (gain)	10,304	5,974	368	325	(461)	(320)
Curtailment and settlement effects	—	—	(1,472)	—	—	—

Net periodic benefit cost	$9,756	$5,952	$1,072	$2,636	$267	$444

Net periodic benefit cost for our U.S. pension plans increased from the effects of shorter amortization periods for the net losses of certain plans, lower discount rates, lower expected returns on plan assets, and worse than expected asset performance in 2011. Net periodic benefit cost for our non-U.S. pension plans decreased due to the curtailment of retirement benefit accumulations in the Netherlands. The effected employees in the Netherlands now receive benefits through a defined contribution plan.

10. Stock-Based Compensation

Our Board of Directors granted 0.7 million stock options, 0.6 million performance share units and 0.4 million deferred stock units during the first half of 2012 under our 2010 Long Term Incentive Plan. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options and performance share units for grants made during the six months ended June 30, 2012:

	Stock Options	Performance Share Units
Weighted-average grant-date fair value	$4.63	$9.63
Expected life, in years	6.0	3.0
Risk-free interest rate	1.2% - 1.6%	0.4%
Expected volatility	81.1% - 82.4%	63.0%

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the six months ended June 30, 2012, was $6.79.

We recognized stock-based compensation expense of $3.8 million for the six months ended June 30, 2012, and $4.4 million for the six months ended June 30, 2011. At June 30, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $14.3 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2015.

11. Restructuring and Cost Reduction Programs

In the second quarter of 2012, we developed and initiated restructuring programs related to our Performance Coatings business in Europe. As a result of these programs, the Company expects to eliminate positions within the Performance Coatings sales, technical service, product development, manufacturing, supply chain and general administration organizations throughout Europe. The programs are subject to required consultations with employee representatives at the affected sites and other local legal requirements. The Company expects to record pre-tax charges of approximately $6 million, primarily related to employee severance. Charges associated with these programs were $4.6 million for the six months ended June 30, 2012.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2011	$218	$3,419	$—	$3,637
Restructuring charges	4,888	87	64	5,039
Cash payments	(321)	(502)	—	(823)
Non-cash items	42	(71)	(64)	(93)

Balance at June 30, 2012	$4,827	$2,933	$—	$7,760

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

12. (Loss) Earnings Per Share

Details of the calculation of basic and diluted (loss) earnings per share are shown below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(2,848)	$19,389	$(1,558)	$42,114
Weighted-average common shares outstanding	86,294	86,159	86,263	86,067
Basic (loss) earnings per share attributable to Ferro Corporation common shareholders	$(0.03)	$0.23	$(0.02)	$0.49

Diluted (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(2,848)	$19,389	$(1,558)	$42,114
Plus: Convertible preferred stock dividends, net of tax	—	—	—	103

Total	$(2,848)	$19,389	$(1,558)	$42,217

Weighted-average common shares outstanding	86,294	86,159	86,263	86,067
Assumed exercise of stock options	—	268	—	293
Assumed satisfaction of stock unit award conditions	—	38	—	51
Assumed satisfaction of restricted share conditions	—	403	—	383
Assumed conversion of convertible preferred stock	—	—	—	264

Weighted-average diluted shares outstanding	86,294	86,868	86,263	87,058

Diluted (loss) earnings per share attributable to Ferro Corporation common shareholders	$(0.03)	$0.22	$(0.02)	$0.48

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 7.6 million for the three and six months ended June 30, 2012, and 5.3 million for the three and six months ended June 30, 2011.

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

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Electronic Materials	$90,741	$180,362	$162,437	$382,709
Performance Coatings	157,315	163,481	309,829	300,181
Color and Glass Performance Materials	99,889	106,476	201,324	206,281
Polymer Additives	83,450	91,271	171,174	177,133
Specialty Plastics	44,151	46,510	91,207	89,139
Pharmaceuticals	5,959	5,874	11,924	11,540

Total net sales	$481,505	$593,974	$947,895	$1,166,983

Each segment’s income (loss) and reconciliations to income before income taxes follow. As a result of applying the refined allocations to prior periods, each segment’s income for the three and six months ended June 30, 2011, has been impacted as presented below.

	Three months ended June 30,			Six months ended June 30,
		2011			2011
	2012	Adjusted	As reported	2012	Adjusted	As reported
	(Dollars in thousands)
Electronic Materials	$33	$22,406	$23,914	$(4,657)	$53,154	$56,503
Performance Coatings	9,699	10,497	11,329	17,758	16,844	18,734
Color and Glass Performance Materials	10,009	10,670	11,201	18,466	19,768	21,031
Polymer Additives	1,878	4,515	4,331	8,505	11,095	10,782
Specialty Plastics	3,806	2,827	2,810	8,454	4,699	4,719
Pharmaceuticals	620	945	759	1,807	2,271	1,915

Total segment income	26,045	51,860	54,344	50,333	107,831	113,684
Unallocated corporate expenses	12,845	11,061	13,545	26,495	23,524	29,377
Restructuring and impairment charges	4,728	1,545	1,545	5,039	3,175	3,175
Other expense, net	8,417	8,172	8,172	15,611	16,752	16,752

Income before income taxes	$55	$31,082	$31,082	$3,188	$64,380	$64,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions and customer demand were mixed in our key markets during the second quarter of 2012. Demand for our conductive pastes used in solar cells improved from the first quarter of 2012, but remained lower than the prior-year quarter. Lower sales of our metal pastes, metal powders and surface finishing materials reduced overall sales in our Electronic Materials business and resulted in lower segment income. We also experienced a weakening of demand from customers in Europe as a result of sovereign debt issues and deteriorating macroeconomic conditions in the region. Demand from customers in the United States was generally stronger than in Europe, but the level of customer demand varied by application market.

Net sales declined by 19% compared with the second quarter of 2011, driven by a decline in sales of Electronic Materials products. In aggregate, changes in product pricing and mix reduced our overall sales by approximately 9 percentage points. Lower sales volume reduced sales by an additional 7 percentage points, and changes in foreign currency exchange rates reduced sales by 3 percentage points. The lower sales in Electronic Materials, including reduced sales of precious metals, was the primary contributor to both the price/mix and volume declines in the quarter. Sales volume was a positive contributor and price/mix was a negative contributor to the change in sales for the total of our businesses other than Electronic Materials, compared with the second quarter of 2011.

Gross profit declined in the 2012 second quarter compared with the prior-year quarter, primarily driven by the decline in sales of high-margin metal pastes, metal powders and surface finishing materials. Raw material costs increased compared with the prior-year quarter, but these changes had little net impact on gross profit as the added costs were offset by product price increases, in aggregate, across the Company.

Selling, general and administrative (“SG&A”) expenses during the 2012 second quarter increased relative to the 2011 second quarter primarily due to higher pension expense, healthcare benefit expense and costs related to an initiative to standardize and streamline our business processes and improve management information systems tools. Partially offsetting these SG&A expense increases were reductions in other SG&A expense categories including depreciation, business travel expenses and professional fees.

Restructuring and impairment charges increased during the quarter compared with the prior-year quarter as a result of restructuring initiatives in our Performance Coatings business in Europe. These new initiatives include consolidation of certain manufacturing and administrative activities within the region in order to reduce future costs.

Interest expense declined during the 2012 second quarter compared with the prior-year quarter. The decline in interest expense was primarily due to an increase in the amount of interest expense that was capitalized.

We recorded a net loss for the second quarter compared with net income in the 2011 second quarter as a result of lower net sales and the resulting decline in gross profit. Increased restructuring and impairment charges also contributed to the decline in profitability compared with the prior-year quarter.

Outlook

Our ability to forecast future financial performance is limited because of uncertainty surrounding customer demand and economic conditions in a number of key markets and regions around the world. Customer demand for our conductive solar pastes is difficult to forecast because of uncertainty in end-market demand and uncertainty in the customer adoption rate of our new products. Our visibility to future customer orders is limited. We expect demand for solar pastes and metal powders to improve during the second half of 2012, compared with the first half of the year, but the timing and strength of the improvement in customer demand is not known at this time.

Economic conditions in Europe are expected to be generally weaker in the coming quarters due to sovereign debt issues and other macroeconomic drivers. The growth in economic activity in Asia-Pacific, including China, appears to be slowing from the rate experienced earlier in 2012. Weakening economic conditions in Europe and slower growth in Asia may affect demand for our products sold to customers serving these regions, although the magnitude of these effects is difficult to estimate.

Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

If the timing and strength of the projected improvement in customer demand for our conductive solar pastes and other electronic materials are not achieved or the economic conditions in Europe continue to worsen, impairment of intangible assets, including goodwill, and our long-lived assets, particularly as they relate to our Electronic Materials segment, could result. At October 31, 2011, the date of our most recent goodwill impairment test, the fair value exceeded the carrying value of our Electronic Materials reporting unit by 51% on a goodwill balance of $152 million. The determination of fair value was based upon the average of the income approach and the market approach. Our estimate of fair value assumed a recovery of the demand for our electronic materials starting in the second half of 2012 and throughout 2013.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

	Three months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$481,505	$593,974	$(112,469)	(18.9)%
Cost of sales	393,660	479,627	(85,967)	(17.9)%

Gross profit	87,845	114,347	(26,502)	(23.2)%
Gross profit percentage	18.2%	19.3%
Selling, general and administrative expenses	74,645	73,548	1,097	1.5%
Restructuring and impairment charges	4,728	1,545	3,183
Other expense (income):
Interest expense	6,848	7,352	(504)
Interest earned	(51)	(69)	18
Foreign currency (gains) losses, net	(221)	1,013	(1,234)
Miscellaneous expense (income), net	1,841	(124)	1,965

Income before income taxes	55	31,082	(31,027)
Income tax expense	2,573	11,461	(8,888)

Net (loss) income	$(2,518)	$19,621	$(22,139)

Diluted earnings per share	$(0.03)	$0.22	$(0.25)

Net sales declined by 18.9% for the three months ended June 30, 2012, compared with the second quarter of 2011. The primary driver of the sales decline was reduced customer demand for our Electronic Materials products, including our metal pastes, metal powders and surface finishing materials. Lower sales of precious metals accounted for approximately 57% of the overall sales decline, driven by reduced sales volume and lower prices for silver. In aggregate, changes in product pricing and mix reduced overall net sales by approximately 9 percentage points. Lower sales volume contributed an additional 7 percentage points to the sales decline. Changes in foreign currency exchange rates reduced sales by approximately 3 percentage points.

Gross profit declined during the 2012 second quarter as a result of lower net sales and changes in product mix. Gross profit percentage declined to 18.2% of net sales from 19.3% in the prior-year quarter. In aggregate, raw material costs increased by approximately $4 million compared with the second quarter of 2012 and these increased costs were offset by increased product prices. Charges, primarily related to residual costs at closed manufacturing sites involved in earlier restructuring initiatives, reduced gross profit by $0.7 million during the second quarter. Gross profit was reduced by $1.3 million during the second quarter of 2011, also due to residual costs at closed manufacturing sites.

Selling, general and administrative (“SG&A”) expenses increased by $1.1 million compared with the 2011 second quarter. Due primarily to reduced sales, SG&A expenses increased to 15.5% of net sales from 12.4% of net sales in the prior-year quarter. Increased pension expenses, healthcare benefit expenses for U.S. employees and expenses related to an initiative to streamline and standardize business processes and improve management information systems tools contributed to the higher SG&A expenses for the quarter. Partially offsetting these increases were declines in other SG&A expenses including depreciation expense, business travel costs and professional fees. SG&A expenses during the 2012 second quarter included charges of $1.0 million that were primarily related to residual expenses at sites that were closed during earlier restructuring initiatives and severance costs. SG&A expenses in the 2011 second quarter included charges of $1.4 million, primarily related to expenses at sites closed by earlier restructuring initiatives.

Restructuring and impairment charges increased to $4.7 million during the 2012 second quarter. The charges were primarily related to new restructuring initiatives in our Performance Coatings business in Europe.

Interest expense declined in the 2012 second quarter compared with the 2011 second quarter. Interest expense declined primarily as a result of an increase in the amount of interest expense that was capitalized.

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

We recorded miscellaneous expense, net, of $1.8 million during the 2012 second quarter. Included in miscellaneous expense during the 2012 second quarter was a loss of $0.8 million related to the sale of a mining operation in Argentina.

During the 2012 second quarter, we recognized tax expense of $2.6 million. We recorded income tax expense of $11.5 million in the second quarter of 2011. The effective tax rate for the 2012 second quarter is significantly higher than the rate in the second quarter of 2011 due to pre-tax losses in jurisdictions with full valuation allowances for which no tax benefit is recognized.

We recorded a net loss of $2.5 million in the quarter, compared with net income of $19.6 million in the prior-year quarter. The change was driven by reduced gross profit resulting from lower sales and higher restructuring charges.

	Three months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$90,741	$180,362	$(89,621)	(49.7)%
Performance Coatings	157,315	163,481	(6,166)	(3.8)%
Color and Glass Performance Materials	99,889	106,476	(6,587)	(6.2)%
Polymer Additives	83,450	91,271	(7,821)	(8.6)%
Specialty Plastics	44,151	46,510	(2,359)	(5.1)%
Pharmaceuticals	5,959	5,874	85	1.4%

Total segment sales	$481,505	$593,974	$(112,469)	(18.9)%

Segment Income
Electronic Materials	$33	$22,406	$(22,373)	(99.9)%
Performance Coatings	9,699	10,497	(798)	(7.6)%
Color and Glass Performance Materials	10,009	10,670	(661)	(6.2)%
Polymer Additives	1,878	4,515	(2,637)	(58.4)%
Specialty Plastics	3,806	2,827	979	34.6%
Pharmaceuticals	620	945	(325)	(34.4)%

Total segment income	$26,045	$51,860	$(25,815)	(49.8)%

Electronic Materials Segment Results. Sales declined in Electronic Materials primarily as a result of reduced demand for our conductive pastes used in solar cell manufacturing and metal powders used in other electronics applications. Changes in volume reduced sales by $50 million, compared with the second quarter of 2011. Changes in product pricing and mix lowered sales by an additional $39 million. Sales of precious metals declined by $63 million due to lower sales volume of solar pastes and precious metal powders and as a result of lower precious metal prices. The costs of precious metals are passed through to our customers as an element of our product prices. Reduced sales of products produced in the United States and in Asia-Pacific accounted for most of the overall sales decline. Segment income declined due to a $23 million reduction in gross profit that was primarily the result of lower sales volume. SG&A expense declined by $0.3 million compared with the second quarter of 2011.

Performance Coatings Segment Results. Sales in Performance Coatings declined, driven by changes in exchange rates and changes in product pricing and mix. Increased sales volume offset a portion of the decline. Changes in foreign currency exchange rates reduced sales by $10 million while changes in product pricing and mix contributed an additional $8 million to the lower sales. Sales increased by $12 million due to increased sales volume. Sales declined primarily in Europe-Middle East-Africa and increased in the United States and Latin America. Segment income declined primarily as a result of a $1.3 million decline in gross profit that was partially offset by a $0.5 million decline in SG&A expense.

Color and Glass Performance Materials Segment Results. Sales declined in Color and Glass Performance Materials primarily as a result of changes in product pricing and mix as well as changes in exchange rates. These changes were partially offset by the effects of higher sales volume. Changes in product pricing and mix reduced sales by $10 million during the quarter. Changes in foreign currency exchange rates reduced sales by an additional $5 million. Higher sales volume offset approximately $9 million of the overall sales decline. Reduced sales in Europe-Middle East-Africa were the primary driver of the overall decline in sales as a result of lower demand for our pigments products. Segment income declined by $0.7 million compared with the prior-year quarter due to a $1.2 million increase in gross profit that was partially offset by a $0.5 million decline in SG&A expense.

Polymer Additives Segment Results. Sales declined in Polymer Additives driven by reduced volume. Reduced volume lowered sales by $8 million and changes in foreign currency exchange rates reduced sales by an additional $2 million. Changes in product prices and mix increased sales by $2 million. Sales declined in Europe-Middle East-Africa and in the United States compared with the prior-year quarter. The decline in Europe-Middle East-Africa reflected reduced market demand resulting from a weak macroeconomic environment in the region and reduced demand for certain plasticizer products due to changing environmental regulations. Segment income declined primarily due to reduced gross profit that resulted from lower sales and costs associated with planned maintenance shutdowns at two manufacturing locations.

Specialty Plastics Segment Results. Sales declined in Specialty Plastics primarily as a result of reduced sales volume and changes in exchange rates, partially offset by improved product pricing and mix. Reduced sales volume lowered sales by $3.8 million and changes in foreign currency exchange rates contributed an additional $1.5 million to the sales decline. Changes in product pricing and mix increased sales by $3 million. Reduced sales in Europe-Middle East-Africa were the primary driver of the sales decline, reflecting the weakening macroeconomic environment in the region. Segment income increased, primarily driven by higher gross profit that resulted from changes in product pricing.

Pharmaceuticals Segment Results. Sales increased slightly in Pharmaceuticals due to changes in product pricing and mix. Segment income declined primarily due to reduced gross profit.

	Three months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$214,732	$277,294	$(62,562)	(22.6)%
International	266,773	316,680	(49,907)	(15.8)%

Total	$481,505	$593,974	$(112,469)	(18.9)%

Net sales declined in both the United States and international regions compared with the prior-year quarter. In the 2012 second quarter, sales originating in the United States were 45% of total sales, compared with 47% of sales in the second quarter of 2011. The decline in U.S. sales was largely due to the reduced sales of our Electronic Materials products. Sales originating in the Asia-Pacific region declined, also primarily as a result of lower Electronic Materials sales. Sales in Europe-Middle East-Africa declined as a result of reduced customer demand resulting from a weakened macroeconomic environment in the region.

Comparison of the six months ended June 30, 2012 and 2011

	Six months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$947,895	$1,166,983	$(219,088)	(18.8)%
Cost of sales	771,727	932,310	(160,583)	(17.2)%

Gross profit	176,168	234,673	(58,505)	(24.9)%
Gross profit percentage	18.6%	20.1%
Selling, general and administrative expenses	152,330	150,366	1,964	1.3%
Restructuring and impairment charges	5,039	3,175	1,864
Other expense (income):
Interest expense	13,588	14,178	(590)
Interest earned	(135)	(143)	8
Foreign currency (gains) losses, net	(77)	2,323	(2,400)
Miscellaneous expense, net	2,235	394	1,841

Income before income taxes	3,188	64,380	(61,192)
Income tax expense	4,292	21,568	(17,276)

Net (loss) income	$(1,104)	$42,812	$(43,916)

Diluted earnings per share	$(0.02)	$0.48	$(0.50)

Net sales declined by 18.8% for the six months ended June 30, 2012, compared with the first six months of 2011. The primary reason for the decline was reduced customer demand for our Electronic Materials products, including our metal pastes and powders. Lower sales of precious metals accounted for approximately 69% of the overall sales decline, driven by reduced sales volume and lower prices for silver. Net sales, in total, for all segments other than Electronic Materials were largely unchanged from the first six months of 2011. In aggregate, changes in product pricing and mix reduced overall net sales by approximately 9 percentage points. Lower sales volume accounted for an additional 8 percentage points of the sales decline. Changes in foreign currency exchange rates reduced sales by approximately 2 percentage point during the first six months of 2012.

Gross profit declined as a result of reduced sales and a change in product mix due to the decline in Electronic Materials sales. Gross profit percentage declined to 18.6% of net sales from 20.1% of net sales in the first six months of 2011. In aggregate, raw material costs increased by approximately $14 million compared with the first two quarters of 2011 and these costs were offset by increased product prices. Charges primarily related to residual costs at closed manufacturing sites involved in earlier restructuring initiatives reduced gross profit by $1.4 million during the first six months of 2012. Gross profit was reduced by charges of $2.9 million in the first six months of 2011. These charges were also primarily due to residual costs at closed manufacturing sites involved in prior-period restructuring initiatives.

Selling, general and administrative (“SG&A”) expenses increased by $2 million compared with the first six months of 2011. Due primarily to reduced sales, SG&A expenses increased to 16.1% of net sales compared with 12.9% of net sales in the prior-year period. Increased pension expenses, healthcare benefit expenses for U.S. employees and expenses related to an initiative to streamline and standardize business processes and improve management information systems tools contributed to higher SG&A expenses during the first six months of 2012. Partially offsetting these increases were declines in other SG&A expenses including depreciation expense, business travel costs and professional fees. SG&A expenses in the first six months of 2012 included charges of $2.7 million that were primarily related to residual expenses at sites that were closed during earlier restructuring initiatives and severance costs. SG&A expenses in the first six months of 2011 included charges of $2.5 million, primarily related to expenses at closed sites impacted by previous restructuring initiatives.

Restructuring and impairment charges increased to $5.0 million during the first six months of 2012. The charges were primarily related to a restructuring initiative in our Performance Coatings business in Europe.

Interest expense declined in the first six months of 2012 compared with the prior-year period. The lower expense primarily was a result of increased capitalized interest and lower average borrowings.

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

We recorded miscellaneous expense, net, of $2.2 million during the first six months of 2012. Included in miscellaneous expense was a loss of $0.8 million related to the sale of a mining operation in Argentina.

During the first six months of 2012, income tax expense was $4.3 million, or 135% of pre-tax income. In the first six months of 2011, we recorded tax expense of $21.6 million, or 33.5% of pre-tax income. The increase in the effective tax rate was primarily due to an increase in pre-tax losses in jurisdictions with full valuation allowances for which no tax benefit is recognized.

We recorded a net loss of $1.1 million in the first six months of 2012 compared with net income of $42.8 million in the prior-year period, primarily driven by lower sales and the resulting decline in gross profit.

	Six months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$162,437	$382,709	$(220,272)	(57.6)%
Performance Coatings	309,829	300,181	9,648	3.2%
Color and Glass Performance Materials	201,324	206,281	(4,957)	(2.4)%
Polymer Additives	171,174	177,133	(5,959)	(3.4)%
Specialty Plastics	91,207	89,139	2,068	2.3%
Pharmaceuticals	11,924	11,540	384	3.3%

Total segment sales	$947,895	$1,166,983	$(219,088)	(18.8)%

Segment Income (Loss)
Electronic Materials	$(4,657)	$53,154	$(57,811)	NM
Performance Coatings	17,758	16,844	914	5.4%
Color and Glass Performance Materials	18,466	19,768	(1,302)	(6.6)%
Polymer Additives	8,505	11,095	(2,590)	(23.3)%
Specialty Plastics	8,454	4,699	3,755	79.9%
Pharmaceuticals	1,807	2,271	(464)	(20.4)%

Total segment income	$50,333	$107,831	$(57,498)	(53.3)%

NM — Not meaningful

Electronic Materials Segment Results. Sales declined in Electronic Materials primarily as a result of reduced demand for our conductive pastes used in solar cells and metal powders used in other electronics applications. Changes in product pricing and mix reduced sales by approximately $116 million compared with the first six months of 2011. Changes in sales volume reduced sales by an additional $104 million. Sales of precious metals declined by $151 million due to lower sales volume of solar pastes and precious metal powders and as a result of lower precious metal prices. The costs of precious metals are passed through to our customers as an element of our product prices. The decline in sales was driven primarily by reduced sales of products produced in the United States and in Asia-Pacific. Segment income declined due to a $59 million decline in gross profit resulting from lower sales volume and reduced product pricing. SG&A expense declined by $1 million compared with the first six months of 2011.

Performance Coatings Segment Results. Sales increased in Performance Coatings primarily due to increased sales volume, which accounted for $26 million of the sales increase during the period. Partially offsetting this growth was a sales decline of $13 million due to changes in foreign currency exchange rates and a further decline of $3 million due to changes in product pricing and mix. Sales in the United States, Latin America and Asia-Pacific increased compared with the first six months of 2011. Sales in Europe-Middle East-Africa were largely unchanged as increased sales from our tile coatings plant in Egypt were offset by reduced demand in Europe resulting from a weaker macroeconomic environment. Segment income increased, driven by improved gross profit.

Color and Glass Performance Materials Segment Results. Sales declined in Color and Glass Performance Materials primarily due to changes in exchange rates, which reduced sales by approximately $7 million compared with the first six months of 2011. Changes in product pricing and mix increased sales by $2 million. Reduced sales of our pigments products in Europe-Middle East-Africa was the primary driver of the sales decline. Segment income declined as a result of a $3 million decline in gross profit that was partially offset by a $1 million reduction in SG&A expense. The decline in gross profit was driven by changes in product mix.

Polymer Additives Segment Results. Sales declined in Polymer Additives primarily due to reduced volume and changes in exchange rates that were only partially offset by changes in product pricing and mix. Reduced sales volume lowered sales by approximately $5 million and changes in foreign currency exchange rates contributed an additional $3 million to the lower overall sales. Changes in product pricing and mix increased sales by $2 million. The sales decline was primarily the result of lower sales in Europe-Middle East-Africa, reflecting reduced demand due to a weak macroeconomic environment in the region. Segment income declined primarily as a result of lower gross profit resulting from reduced sales volume.

Specialty Plastics Segment Results. Sales increased in Specialty Plastics primarily due to changes in product pricing and mix. Changes in product pricing and mix increased sales by $6 million compared with the first six months of 2011. Partially offsetting the increase was a sales decline of $2 million due to reduced sales volume and a further $2 million due to changes in foreign currency exchange rates. Sales increased in the United States and declined in Europe-Middle East-Africa. Segment income increased as a result of a $3 million improvement in gross profit driven by product pricing and a $1 million decline in SG&A expense.

Pharmaceuticals Segment Results. Sales increased in Pharmaceuticals primarily due to changes in product pricing and mix. Segment income declined due to a reduction in gross profit related to product mix.

	Six months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$424,468	$565,803	$(141,335)	(25.0)%
International	523,427	601,180	(77,753)	(12.9)%

Total	$947,895	$1,166,983	$(219,088)	(18.8)%

Net sales declined in the United States and international regions compared with the first six months of 2011. In the first two quarters of 2012, sales originating in the United States were 45% of total sales, compared with 48% in the first six months of 2011. The decline in U.S. sales was due to reduced sales of our Electronic Materials products. Sales originating in the Asia-Pacific region declined, also as a result of lower Electronic Materials sales. Sales in Europe-Middle East-Africa declined primarily as a result of reduced customer demand resulting from a weakening macroeconomic environment in the region.

Summary of Cash Flows for the six months ended June 30, 2012 and 2011

	Six months ended June 30,
	2012	2011	$ Change
	(Dollars in thousands)
Net cash provided by (used for) operating activities	$5,178	$(20,758)	$25,936
Net cash used for investing activities	(33,880)	(29,250)	(4,630)
Net cash provided by financing activities	31,668	47,570	(15,902)
Effect of exchange rate changes on cash and cash equivalents	(590)	771	(1,361)

Increase (decrease) in cash and cash equivalents	$2,376	$(1,667)	$4,043

Details of net cash provided by (used for) operating activities were as follows:

	Six months ended June 30,
	2012	2011	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(1,104)	$42,812	$(43,916)
Depreciation and amortization	28,007	32,849	(4,842)
Precious metals deposits	—	28,086	(28,086)
Accounts receivable	(50,623)	(68,540)	17,917
Inventories	8,577	(43,094)	51,671
Accounts payable	15,251	27,356	(12,105)
Other changes in current assets and liabilities, net	8,131	(14,121)	22,252
Other adjustments, net	(3,061)	(26,106)	23,045

Net cash provided by (used for) operating activities	$5,178	$(20,758)	$25,936

Cash flows from operating activities increased by $25.9 million in the first six months of 2012 compared with the prior-year period. Year-over-year cash flows from operating activities increased $51.7 million due to changes in inventories, $23.0 million due to changes in other adjustments to reconcile net income to net cash used for operating activities, $22.3 million due to other changes in current assets and liabilities, and $17.9 million due to changes in accounts receivable. Partially offsetting these effects, year-over-year cash flows from operating activities decreased $43.9 million due to changes in net income, $28.1 million due to changes in precious metals deposits, and $12.1 million due to changes in accounts payable. Accounts receivable and accounts payable excluding unpaid capital expenditures increased in the first six months of 2012 and 2011 as a result of improved customer demand over the final months of the respective prior years. While in the first half of 2011 inventory also increased, in the first half of 2012 we successfully lowered inventory levels in response to weakening demand. Other adjustments to reconcile net income to net cash provided by (used for) operating activities include noncash foreign currency gains and losses, restructuring charges, retirement benefits, stock-based compensation, and deferred taxes, as well as changes to other non-current assets and liabilities. In the first six months of 2012, other adjustments used $3.1 million of cash, primarily for retirement benefit payments in excess of expenses recognized, partially offset by noncash restructuring charges and stock-based compensation. In the first six months of 2011, other adjustments used $26.1 million of cash, primarily related to noncash foreign currency gains and payments toward retirement benefits and restructuring activities greater than the expenses recognized. Other changes in current assets and liabilities provided $8.1 million of cash in the first half of 2012, primarily from net receipts of other receivables. Other changes in current assets and liabilities used $14.1 million of cash in the first half of 2011, primarily from the payment of 2010 year-end incentive compensation. Net income declined $43.9 million in the first six months of 2012 compared with the prior-year period primarily as a result of lower net sales and the resulting decline in gross profit. The return of precious metal deposits provided $28.1 million of cash in the first six months of 2011 due to additional credit lines not requiring collateral.

Cash flows from investing activities decreased $4.6 million in the first six months of 2012 compared with the prior-year period. Capital expenditures increased to $35.5 million in the first half of 2012 from $31.8 million in the first quarter of 2011.

Cash flows from financing activities decreased $15.9 million in the first six months of 2012 compared with the prior-year period. In the first three months of 2012, we borrowed $30.0 million through our domestic accounts receivable asset securitization program. In the same period of 2011, we borrowed $45.0 million through our domestic accounts receivable asset securitization program and $11.0 million through our international accounts receivable sales program, and we redeemed in cash all outstanding 7% Series A ESOP Convertible Preferred Stock for $9.4 million plus earned but unpaid dividends.

Capital Resources and Liquidity

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at June 30, 2012, and December 31, 2011. Through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2012, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at June 30, 2012, and $35.1 million at December 31, 2011. At June 30, 2012, we were in compliance with the covenants under the Convertible Notes’ indenture.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). In June 2012, we amended the 2010 Credit Facility (the “2012 Amended Credit Facility”) primarily to provide additional operating flexibility. The primary effects of the 2012 Amended Credit Facility were to:

•

Increase the maximum permitted leverage ratio (as discussed in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) from 3.50 to 4.25 for the third and fourth quarters of 2012;

•	Eliminate the fixed charge coverage covenant;

•

Include a quarterly interest coverage covenant (defined as the ratio of EBITDA to cash paid for interest expense and certain other financing expenses), which requires the Company to maintain an interest coverage ratio of not less than (i) 2.50 for the second and third quarters of 2012, (ii) 2.75 for the fourth quarter of 2012, and (iii) 3.00 thereafter;

•

Include a maximum capital expenditures covenant limiting the capital expenditures of the Company to (i) $20.0 million for the three months ended June 30, 2012, (ii) $35.0 million for the six months ended September 30, 2012, (iii) $50.0 million for the nine months ended December 31, 2012, (iv) $65.0 million for the twelve months ended March 31, 2013, and (v) $65.0 million for the 2013 fiscal year and each fiscal year thereafter. Certain unused capital expenditures will be permitted to be carried forward to the following fiscal year; and

•

Maintain limitations on our ability to make restricted payments, including common stock dividends (as discussed under the 2010 Credit Facility in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

The 2012 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $340.5 million of additional borrowings available at June 30, 2012. The interest rate under the 2010 Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2012, the interest rate was 3.2%. At June 30, 2012, we were in compliance with the covenants of the 2012 Amended Credit Facility.

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2012, we extended the maturity of this credit facility through May 2013. At June 30, 2012, advances received of $30.0 million were secured by $110.2 million of accounts receivable, and based on available and qualifying receivables, $20.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At June 30, 2012, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2011.

International Receivable Sales Programs

We have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2012, commitments supporting these programs totaled $17.7 million, advances received of $6.5 million were secured by $14.4 million of accounts receivable, and based on available and qualifying receivables, $5.7 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At June 30, 2012, the weighted-average interest rate was 2.1%.

Off Balance Sheet Arrangements

Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $178.1 million at June 30, 2012, and $195.0 million at December 31, 2011, measured at fair value based on market prices for identical assets. On occasion, we have delivered cash collateral as a result of the market value of the precious metals under consignment exceeding the lines provided by some of the financial institutions. While no deposits were outstanding at June 30, 2012, or December 31, 2011, we may be required to furnish additional cash collateral in the future based on the quantity and market value of the precious metals under consignment.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, capital investments, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first half of 2012, cash flows from financing and operating activities were used to fund our investing activities. We had additional borrowing capacity of $373.3 million at June 30, 2012, and $397.5 million at December 31, 2011, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity, including restructuring activities and suspension of dividend payments on our common stock.

Our level of debt, debt service requirements, and ability to access credit markets could have important consequences to our business operations and uses of cash flows. The Company has recently accessed credit markets for the following transactions. In 2010, we issued 7.875% Senior Notes, which mature in 2018, and entered into the 2010 Credit Facility, which matures in 2015. In 2011, we entered into several international accounts receivable sales programs. In 2012, we extended our domestic asset securitization facility and amended the 2010 Credit Facility to provide additional operating flexibility.

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

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$493	$163
Fixed-rate debt:
Carrying amount	288,722	288,604
Fair value	287,938	292,523
Change in fair value from 1% increase in interest rates	(11,930)	(13,071)
Change in fair value from 1% decrease in interest rates	12,639	13,902
Foreign currency forward contracts:
Notional amount	271,294	249,337
Carrying amount and fair value	4,075	6,225
Change in fair value from 10% appreciation of U.S. dollar	13,097	12,216
Change in fair value from 10% depreciation of U.S. dollar	(16,008)	(14,930)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 30, 2012, we concluded settlement negotiations with the United States Environmental Protection Agency (“USEPA”) for corrective actions and for a settlement of $171,078 in relation to the laws and regulations of the Clean Air Act at our Bridgeport, New Jersey, facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our 2012 Amended Credit Facility, which amended our 2010 Credit Facility, and the bond indenture governing the Senior Notes. The covenant in our 2012 Amended Credit Facility is the more limiting of the two covenants and is described under the 2010 Credit Facility in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except for per share amounts)
April 1, 2012 to April 30, 2012	—	$—	—	—
May 1, 2012 to May 31, 2012	—	—	—	—
June 1, 2012 to June 30, 2012	—	—	—	—

Total	—		—

(1)	During the quarter, no shares were repurchased or surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In the second quarter of 2012, we developed and initiated restructuring programs related to our Performance Coatings business in Europe. As a result of these programs, the Company expects to eliminate positions within the Performance Coatings sales, technical service, product development, manufacturing, supply chain and general administration organizations throughout Europe. The programs are subject to required consultations with employee representatives at the affected sites and other local legal requirements. The Company expects to record pre-tax charges of approximately $6 million, primarily related to employee severance. Charges associated with these programs were $4.6 million for the six months ended June 30, 2012.

Item 6. Exhibits

The exhibits listed in the attached Exhibit Index are the exhibits required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION
Date: July 25, 2012	(Registrant)

/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2012

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

10	Material Contracts:

10.1	First Amendment to Amended and Restated Receivables Purchase Agreement, dated May 29, 2012, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 31, 2012).

10.2	Second Amendment to Third Amended and Restated Credit Agreement, dated June 15, 2012, by and among Ferro Corporation, certain of Ferro Corporation’s subsidiaries, PNC Bank, National Association, as the Administrative Agent and the Collateral Agent, and various financial institutions as Lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 19, 2012).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 27, 2012).*

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.