Form 10-Q
period 2012-09-30
FERRO CORP
filed 2012-10-29
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-584

FERRO CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0217820 (I.R.S. Employer Identification No.)

6060 Parkland Boulevard Mayfield Heights, OH (Address of principal executive offices)	44124 (Zip Code)

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

At September 30, 2012, there were 86,538,312 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	35

Exhibit 18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	As adjusted 2011	2012	As adjusted 2011
	(Dollars in thousands, except per share amounts)
Net sales	$414,840	$546,114	$1,362,735	$1,713,097
Cost of sales	352,501	442,304	1,124,228	1,374,614

Gross profit	62,339	103,810	238,507	338,483
Selling, general and administrative expenses	65,109	65,766	206,306	210,153
Restructuring and impairment charges	198,790	869	203,829	4,044
Other expense (income):
Interest expense	7,101	7,030	20,689	21,208
Interest earned	(57)	(50)	(192)	(193)
Foreign currency losses, net	869	1,726	792	4,049
Miscellaneous expense, net	792	64	3,027	458

(Loss) income before income taxes	(210,265)	28,405	(195,944)	98,764
Income tax expense	105,473	9,057	113,618	32,825

Net (loss) income	(315,738)	19,348	(309,562)	65,939
Less: Net income attributable to noncontrolling interests	376	40	830	573

Net (loss) income attributable to Ferro Corporation	(316,114)	19,308	(310,392)	65,366
Dividends on preferred stock	—	—	—	(165)

Net (loss) income attributable to Ferro Corporation common shareholders	$(316,114)	$19,308	$(310,392)	$65,201

(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings	$(3.66)	$0.22	$(3.60)	$0.76
Diluted (loss) earnings	(3.66)	0.22	(3.60)	0.75

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net (loss) income	$(315,738)	$19,348	$(309,562)	$65,939
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,321	(11,013)	(2,940)	(562)
Postretirement benefit liabilities	1,044	582	(311)	(229)

Total comprehensive (loss) income	(311,373)	8,917	(312,813)	65,148
Less: Comprehensive income attributable to noncontrolling interests	442	113	845	762

Comprehensive (loss) income attributable to Ferro Corporation	$(311,815)	$8,804	$(313,658)	$64,386

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2012	As adjusted December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$24,817	$22,991
Accounts receivable, net	322,620	306,775
Inventories	212,014	228,813
Deferred income taxes	6,419	17,395
Other receivables	37,338	37,839
Other current assets	12,746	17,086

Total current assets	615,954	630,899
Other assets
Property, plant and equipment, net	331,894	379,336
Goodwill	68,952	215,601
Amortizable intangible assets, net	14,086	11,056
Deferred income taxes	16,835	117,658
Other non-current assets	71,913	86,101

Total assets	$1,119,634	$1,440,651

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$67,180	$11,241
Accounts payable	196,977	214,460
Accrued payrolls	31,564	31,055
Accrued expenses and other current liabilities	69,508	67,878

Total current liabilities	365,229	324,634
Other liabilities
Long-term debt, less current portion	270,132	298,082
Postretirement and pension liabilities	190,283	215,732
Other non-current liabilities	19,846	19,709

Total liabilities	845,490	858,157
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.6 million shares outstanding in 2012 and 2011	93,436	93,436
Paid-in capital	325,137	320,882
Retained (deficit) earnings	(22,730)	287,662
Accumulated other comprehensive income	20,633	23,899
Common shares in treasury, at cost	(153,029)	(153,617)

Total Ferro Corporation shareholders’ equity	263,447	572,262
Noncontrolling interests	10,697	10,232

Total equity	274,144	582,494

Total liabilities and equity	$1,119,634	$1,440,651

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury		Common	Paid-in	Retained Earnings	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Stock	Capital	(Deficit)	(Loss) Income	Interests	Total Equity
	(In thousands)
Balances at December 31, 2010, as originally reported	7,242	$(164,257)	$93,436	$323,015	$362,164	$(50,949)	$10,771	$574,180
Cumulative effect of change in accounting principle (Refer to Note 2)					(78,741)	78,741

Balances at December 31, 2010, as adjusted	7,242	(164,257)	93,436	323,015	283,423	27,792	10,771	574,180
Net income					65,366		573	65,939
Other comprehensive (loss) income						(980)	189	(791)
Cash dividends on preferred stock					(165)			(165)
Stock-based compensation transactions	(377)	10,683		(4,409)				6,274
Distributions to noncontrolling interests							(938)	(938)

Balances at September 30, 2011	6,865	$(153,574)	$93,436	$318,606	$348,624	$26,812	$10,595	$644,499

Balances at December 31, 2011, as originally reported	6,865	$(153,617)	$93,436	$320,882	$393,636	$(82,075)	$10,232	$582,494
Cumulative effect of change in accounting principle (Refer to Note 2)					(105,974)	105,974

Balances at December 31, 2011, as adjusted	6,865	(153,617)	93,436	320,882	287,662	23,899	10,232	582,494
Net (loss) income					(310,392)		830	(309,562)
Other comprehensive (loss) income						(3,266)	15	(3,251)
Stock-based compensation transactions	32	588		4,255				4,843
Distributions to noncontrolling interests							(380)	(380)

Balances at September 30, 2012	6,897	$(153,029)	$93,436	$325,137	$(22,730)	$20,633	$10,697	$274,144

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used for) operating activities	$19,536	$(17,370)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(46,245)	(51,923)
Proceeds from sale of assets	2,386	2,374
Other investing activities	96	193

Net cash used for investing activities	(43,763)	(49,356)
Cash flows from financing activities
Net borrowings under loans payable	22,087	55,496
Proceeds from long-term debt	323,151	530,174
Principal payments on long-term debt	(319,926)	(517,065)
Redemption of convertible preferred stock	—	(9,427)
Cash dividends paid	—	(165)
Other financing activities	760	(180)

Net cash provided by financing activities	26,072	58,833
Effect of exchange rate changes on cash and cash equivalents	(19)	758

Increase (decrease) in cash and cash equivalents	1,826	(7,135)
Cash and cash equivalents at beginning of period	22,991	29,035

Cash and cash equivalents at end of period	$24,817	$21,900

Cash paid during the period for:
Interest	$25,343	$24,620
Income taxes	3,130	20,646

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

Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2012.

2. Recent Accounting Pronouncements and Change in Accounting Principle

Accounting Standards Adopted in the Nine Months Ended September 30, 2012

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

On January 1, 2012, we adopted ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”), which are codified in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 that required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.

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

Change in Accounting Principle

During the third quarter of 2012, we elected to change our method of recognizing defined benefit pension and other postretirement benefit expense. Historically, we recognized actuarial gains and losses in accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheets annually, and these gains and losses were amortized into our operating results over the average remaining service period of plan participants, to the extent such gains and losses were in excess of a corridor.

Under our new method, we will recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally measured annually as of December 31 and recorded during the fourth quarter, unless an interim remeasurement is required. The remaining components of benefit expense, primarily service and interest costs and the expected return on plan assets, will be recorded quarterly as ongoing benefit expense. While the historical method of recognizing expense was acceptable, we believe the new method is preferable because it results in more timely recognition in our operating results of actuarial gains and losses as they arise. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, all prior periods have been adjusted to apply the new method retrospectively. The effect of the change on retained earnings as of January 1, 2012 and 2011, was a reduction of $106.0 million and $78.7 million, respectively, with a corresponding offset to accumulated other comprehensive loss.

We have presented the effects of the change in accounting principle on our condensed consolidated financial statements for 2012 and 2011 below. The following table presents the significant effects of the change on our historical condensed consolidated statements of operations, statements of comprehensive (loss) income and balance sheets. There was no effect on our condensed consolidated statements of cash flows.

Condensed Consolidated Statements of Operations Information

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Prior accounting method	Effect of accounting change	As reported	Prior accounting method	Effect of accounting change	As reported
	(Dollars in thousands, except per share amounts)
Net sales	$414,840	$—	$414,840	$1,362,735	$—	$1,362,735
Cost of sales	352,501	—	352,501	1,124,228	—	1,124,228

Gross profit	62,339	—	62,339	238,507	—	238,507
Selling, general and administrative expenses	69,397	(4,288)	65,109	221,727	(15,421)	206,306
Restructuring and impairment charges	198,790	—	198,790	203,829	—	203,829
Other expense (income):
Interest expense	7,101	—	7,101	20,689	—	20,689
Interest earned	(57)	—	(57)	(192)	—	(192)
Foreign currency losses, net	869	—	869	792	—	792
Miscellaneous expense, net	792	—	792	3,027	—	3,027

(Loss) income before income taxes	(214,553)	4,288	(210,265)	(211,365)	15,421	(195,944)
Income tax expense	103,934	1,539	105,473	108,226	5,392	113,618

Net (loss) income	(318,487)	2,749	(315,738)	(319,591)	10,029	(309,562)
Less: Net income attributable to noncontrolling interests	376	—	376	830	—	830

Net (loss) income attributable to Ferro Corporation common shareholders	$(318,863)	$2,749	$(316,114)	$(320,421)	$10,029	$(310,392)

(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings	$(3.69)	$0.03	$(3.66)	$(3.71)	$0.11	$(3.60)
Diluted (loss) earnings	(3.69)	0.03	(3.66)	(3.71)	0.11	(3.60)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	As originally reported	Effect of accounting change	As adjusted	As originally reported	Effect of accounting change	As adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$546,114	$—	$546,114	$1,713,097	$—	$1,713,097
Cost of sales	442,304	—	442,304	1,374,614	—	1,374,614

Gross profit	103,810	—	103,810	338,483	—	338,483
Selling, general and administrative expenses	67,530	(1,764)	65,766	217,896	(7,743)	210,153
Restructuring and impairment charges	869	—	869	4,044	—	4,044
Other expense (income):
Interest expense	7,030	—	7,030	21,208	—	21,208
Interest earned	(50)	—	(50)	(193)	—	(193)
Foreign currency losses, net	1,726	—	1,726	4,049	—	4,049
Miscellaneous expense, net	64	—	64	458	—	458

Income before income taxes	26,641	1,764	28,405	91,021	7,743	98,764
Income tax expense	8,419	638	9,057	29,987	2,838	32,825

Net income	18,222	1,126	19,348	61,034	4,905	65,939
Less: Net income attributable to noncontrolling interests	40	—	40	573	—	573

Net income attributable to Ferro Corporation	18,182	1,126	19,308	60,461	4,905	65,366
Dividends on preferred stock	—	—	—	(165)	—	(165)

Net income attributable to Ferro Corporation common shareholders	$18,182	$1,126	$19,308	$60,296	$4,905	$65,201

Earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings	$0.21	$0.01	$0.22	$0.70	$0.06	$0.76
Diluted (loss) earnings	0.21	0.01	0.22	0.69	0.06	0.75

Condensed Consolidated Statements of Comprehensive (Loss) Income Information

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Prior accounting method	Effect of accounting change	As reported	Prior accounting method	Effect of accounting change	As reported
	(Dollars in thousands)
Net (loss) income	$(318,487)	$2,749	$(315,738)	$(319,591)	$10,029	$(309,562)
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,321	—	3,321	(2,940)	—	(2,940)
Postretirement benefit liabilities	3,793	(2,749)	1,044	9,718	(10,029)	(311)

Total comprehensive loss	(311,373)	—	(311,373)	(312,813)	—	(312,813)
Less: Comprehensive income attributable to noncontrolling interests	442	—	442	845	—	845

Comprehensive loss attributable to Ferro Corporation	$(311,815)	$—	$(311,815)	$(313,658)	$—	$(313,658)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Prior accounting method	Effect of accounting change	As reported	Prior accounting method	Effect of accounting change	As reported
	(Dollars in thousands)
Net income	$18,222	$1,126	$19,348	$61,034	$4,905	$65,939
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(11,013)	—	(11,013)	(562)	—	(562)
Postretirement benefit liabilities	1,708	(1,126)	582	4,676	(4,905)	(229)

Total comprehensive income	8,917	—	8,917	65,148	—	65,148
Less: Comprehensive income attributable to noncontrolling interests	113	—	113	762	—	762

Comprehensive income attributable to Ferro Corporation	$8,804	$—	$8,804	$64,386	$—	$64,386

Condensed Consolidated Balance Sheets Information

	September 30, 2012			December 31, 2011
	Prior accounting method	Effect of accounting change	As reported	As originally reported	Effect of accounting change	As adjusted
	(Dollars in thousands)
Assets
Total assets	$1,119,634	$—	$1,119,634	$1,440,651	$—	$1,440,651

Liabilities and Equity
Total liabilities	$845,490	$—	$845,490	$858,157	$—	$858,157
Equity
Retained earnings	73,215	(95,945)	(22,730)	393,636	(105,974)	287,662
Accumulated other comprehensive (loss) income	(75,312)	95,945	20,633	(82,075)	105,974	23,899
Other equity accounts	276,241	—	276,241	270,933	—	270,933

Total equity	274,144	—	274,144	582,494	—	582,494

Total liabilities and equity	$1,119,634	$—	$1,119,634	$1,440,651	$—	$1,440,651

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

3. Inventories

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Raw materials	$67,672	$78,199
Work in process	42,273	42,111
Finished goods	102,069	108,503

Total inventories	$212,014	$228,813

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.4 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively, and were $5.0 million and $7.3 million for the nine months ended September 30, 2012 and 2011, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $188.6 million at September 30, 2012, and $187.9 million at December 31, 2011, measured at fair value based on market prices for identical assets.

In the third quarter of 2012, we recorded inventory write-downs of $5.4 million to reflect inventories related to our solar pastes business at the lower of cost or market in accordance with ASC 330, Inventory. The inventory write-downs are classified as cost of sales in our statements of operations and charged to our Electronic Materials segment.

4. Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $659.2 million at September 30, 2012, and $599.1 million at December 31, 2011. Unpaid capital expenditure liabilities, which are noncash investing activities, were $7.3 million at September 30, 2012, and $9.4 million at September 30, 2011.

In the third quarter of 2012, we tested for impairment under ASC 360, Property, Plant, and Equipment, certain property, plant, and equipment held for use, primarily related to deterioration in our forecast for our solar pastes business. As a result, assets held for use with a carrying value of $42.5 million were written down to their fair value of $2.0 million, and the impairment charge of $40.5 million is included in restructuring and impairment charges in our statements of operations. We estimated the fair value of these assets using discounted cash flow models.

Further, we reevaluated in accordance with ASC 360, Property, Plant, and Equipment, certain property, plant, and equipment that was already classified as assets held for sale. As a result, assets held for sale with a carrying value of $14.4 million were written down to their fair value of $3.4 million, and the impairment charge of $11.0 million is included in restructuring and impairment charges in our statements of operations. We estimated the fair value of these assets using discounted cash flow models. At September 30, 2012, total assets held for sale of $3.5 million were classified as other non-current assets due to the nature of the underlying assets, although we expect to sell these assets within the next twelve months. These assets include land and buildings at our Toccoa, Georgia, facility; the Porcelain Enamel facility in Rotterdam, Netherlands; the remaining portion of our Uden, Netherlands, facility; and the Casiglie, Italy facility.

Description	September 30,	Fair Value Measurements Using			Total Gains
	2012	Level 1	Level 2	Level 3	(Losses)
	(Dollars in thousands)
Assets held for use	$2,000	$—	$—	$2,000	$(40,526)
Assets held for sale	3,400	—	—	3,400	(10,973)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

5. Goodwill

Also in the third quarter of 2012, deterioration in our forecast for our Electronic Materials reporting unit indicated that an interim assessment of the goodwill recorded in the Electronic Materials segment was necessary. We performed the analysis required under ASC 350, Intangibles—Goodwill and Other, and concluded under Step 1 that the carrying value of the Electronic Materials reporting unit exceeded its fair value. We estimated its fair value using the average of both the income approach and the market approach. Further analysis under Step 2 resulted in the goodwill with a carrying amount of $153.6 million being written down to a preliminary estimate of its implied fair value of $6.2 million, with the impairment charge of $147.3 million being included in restructuring and impairment charges in our statements of operations. We will finalize our determination of its implied fair value during the fourth quarter.

	September 30,	Fair Value Measurements Using			Total Gains
Description	2012	Level 1	Level 2	Level 3	(Losses)
	(Dollars in thousands)
Goodwill	$6,240	$—	$—	$6,240	$(147,313)

6. Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans payable to banks	$4,232	$404
Domestic accounts receivable asset securitization program	20,000	—
International accounts receivable sales programs	6,571	8,150
Current portion of long-term debt	36,377	2,687

Loans payable and current portion of long-term debt	$67,180	$11,241

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	34,177	33,537
Revolving credit facility	10,931	7,706
Capital lease obligations	6,603	4,459
Other notes	4,798	5,067

Total long-term debt	306,509	300,769
Current portion of long-term debt	(36,377)	(2,687)

Long-term debt, less current portion	$270,132	$298,082

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2012, we extended the maturity of this credit facility through May 2013. At September 30, 2012, advances received of $20.0 million were secured by $88.0 million of accounts receivable, and based on available and qualifying receivables, $30.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At September 30, 2012, the interest rate was 0.6%.

We also have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2012, the commitments supporting these programs totaled $18.0 million, the advances received of $6.6 million were secured by $8.9 million of accounts receivable, and based on available and qualifying receivables, $0.3 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At September 30, 2012, the weighted-average interest rate was 1.9%.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At September 30, 2012, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Senior Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at September 30, 2012, and $35.1 million at December 31, 2011. At September 30, 2012, we were in compliance with the covenants under the Convertible Notes’ indenture.

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

The 2012 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $334.9 million of additional borrowings available at September 30, 2012. The interest rate under the 2012 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At September 30, 2012, the interest rate was 3.5%. At September 30, 2012, we were in compliance with the covenants of the 2012 Amended Credit Facility.

7. Financial Instruments

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Amount	Total	Level 1	Level 2	Level 3	Amount	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$24,817	$24,817	$24,817	$—	$—	$22,991	$22,991
Other receivables	37,338	37,338	—	37,338	—	37,839	37,839
Short-term loans payable	(30,803)	(30,803)	—	(30,803)	—	(8,554)	(8,554)
7.875% Senior Notes	(250,000)	(243,875)	—	(243,875)	—	(250,000)	(253,750)
6.50% Convertible Senior Notes, net of unamortized discounts	(34,177)	(34,893)	—	(34,893)	—	(33,537)	(34,589)
Revolving credit facility	(10,931)	(10,673)	—	(10,673)	—	(7,706)	(7,973)
Other long-term notes payable	(4,798)	(3,962)	—	(3,962)	—	(5,067)	(4,184)
Foreign currency forward contracts, net	(4,811)	(4,811)	—	(4,811)	—	6,225	6,225

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

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency (gains) losses, net in the condensed consolidated statements of operations. The fair value of these contracts is based on market prices for comparable contracts. We had foreign currency forward contracts with notional amounts of $287.3 million at September 30, 2012, and $249.3 million at December 31, 2011.

The following table presents the effect on our consolidated statements of operations for the nine months ended September 30th of foreign currency forward contracts:

	Amount of Gain (Loss) Recognized in Earnings
	2012	2011	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$5,385	$(5,162)	Foreign currency losses, net

The following table presents the fair value on our consolidated balance sheets of these foreign currency forward contracts:

	September 30, 2012	December 31, 2011	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$—	$6,491	Other current assets
Foreign currency forward contracts	897	—	Accrued expenses and other current liabilities

Total	$897	$6,491

Liability derivatives:
Foreign currency forward contracts	$—	$(266)	Other current assets
Foreign currency forward contracts	(5,708)	—	Accrued expenses and other current liabilities

Total	$(5,708)	$(266)

8. Income Taxes

Income tax expense for the nine months ended September 30, 2012, was $113.6 million, or (58.0)% of pre-tax income. In the first nine months of 2011, we recorded income tax expense of $32.8 million, or 33.2% of pre-tax income. The change in the effective tax rate during the first three quarters of 2012 was primarily due to recording a charge of $112.3 million to reserve for a significant portion of our deferred tax assets. The reserve for the deferred tax assets was primarily driven by the significant impairment charges that were incurred during the third quarter. Additionally, tax benefits of $70.1 million have not been recognized by the Company related to pre-tax losses incurred in jurisdictions with full valuation allowances.

9. Contingent Liabilities

We have recorded environmental liabilities of $9.7 million at September 30, 2012, and $11.6 million at December 31, 2011, for costs associated with the remediation of certain of our properties that have been contaminated, primarily a non-operating facility in Brazil. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

10. Retirement Benefits

Net periodic benefit costs (credits) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans have been adjusted for our change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle. Net periodic benefit costs (credits) for the three months ended September 30th follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2012	As adjusted 2011	2012	As adjusted 2011	2012	As adjusted 2011
	(Dollars in thousands)
Service cost	$4	$4	$493	$556	$—	$—
Interest cost	4,867	5,117	1,313	1,466	396	482
Expected return on plan assets	(5,158)	(5,150)	(748)	(823)	—	—
Amortization of prior service cost (credit)	12	18	—	(36)	(33)	(100)

Net periodic benefit (credit) cost	$(275)	$(11)	$1,058	$1,163	$363	$382

Net periodic benefit costs (credits) for the nine months ended September 30th follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2012	As adjusted 2011	2012	As adjusted 2011	2012	As adjusted 2011
	(Dollars in thousands)
Service cost	$12	$12	$1,496	$1,657	$—	$—
Interest cost	14,602	15,351	3,990	4,390	1,189	1,447
Expected return on plan assets	(15,473)	(15,451)	(2,253)	(2,470)	—	—
Amortization of prior service cost (credit)	36	55	1	(103)	(98)	(301)
Curtailment and settlement effects	—	—	(2,394)	—	—	—

Net periodic benefit (credit) cost	$(823)	$(33)	$840	$3,474	$1,091	$1,146

Net periodic benefit credit for our U.S. pension plans increased from the effects of a lower discount rate. Net periodic benefit cost for our non-U.S. pension plans for the nine months ended September 30, 2012, decreased due to the curtailment of retirement benefit accumulations in the Netherlands. The affected employees in the Netherlands now receive benefits through a defined contribution plan.

11. Stock-Based Compensation

Our Board of Directors granted 0.7 million stock options, 0.6 million performance share units and 0.4 million deferred stock units during the first nine months of 2012 under our 2010 Long Term Incentive Plan. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options and performance share units for grants made during the nine months ended September 30, 2012:

	Stock Options	Performance Share Units
Weighted-average grant-date fair value	$4.68	$10.22
Expected life, in years	6.0	3.0
Risk-free interest rate	1.2% - 1.6%	0.4%
Expected volatility	81.1% - 83.9%	78.0%

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the nine months ended September 30, 2012, was $6.79.

We recognized stock-based compensation expense of $5.7 million for the nine months ended September 30, 2012, and $5.6 million for the nine months ended September 30, 2011. At September 30, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $12.8 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2015.

12. Restructuring and Cost Reduction Programs

In the second quarter of 2012, we developed and initiated restructuring programs related to our Performance Coatings business in Europe. As a result of these programs, the Company expects to eliminate positions within the Performance Coatings sales, technical service, product development, manufacturing, supply chain and general administration organizations throughout Europe. The programs are subject to required consultations with employee representatives at the affected sites and other local legal requirements. The Company expects to record pre-tax charges of approximately $6 million, primarily related to employee severance. Charges associated with these programs were $4.6 million for the nine months ended September 30, 2012.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2011	$218	$3,419	$—	$3,637
Restructuring charges	4,953	—	64	5,017
Cash payments	(1,663)	(611)	—	(2,274)
Non-cash items	(60)	143	(64)	19

Balance at September 30, 2012	$3,448	$2,951	$—	$6,399

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

13. (Loss) Earnings Per Share

Net (loss) income attributable to Ferro Corporation common shareholders has been adjusted for our change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle. Details of the calculation of basic and diluted (loss) earnings per share are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2012	As adjusted 2011	2012	As adjusted 2011
	(In thousands, except per share amounts)
Basic (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(316,114)	$19,308	$(310,392)	$65,201
Weighted-average common shares outstanding	86,296	86,169	86,274	86,101
Basic (loss) earnings per share attributable to Ferro Corporation common shareholders	$(3.66)	$0.22	$(3.60)	$0.76

Diluted (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(316,114)	$19,308	$(310,392)	$65,201
Plus: Convertible preferred stock dividends, net of tax	—	—	—	103

Total	$(316,114)	$19,308	$(310,392)	$65,304

Weighted-average common shares outstanding	86,296	86,169	86,274	86,101
Assumed exercise of stock options	—	188	—	255
Assumed satisfaction of stock unit award conditions	—	38	—	46
Assumed satisfaction of restricted share conditions	—	402	—	389
Assumed conversion of convertible preferred stock	—	—	—	176

Weighted-average diluted shares outstanding	86,296	86,797	86,274	86,967

Diluted (loss) earnings per share attributable to Ferro Corporation common shareholders	$(3.66)	$0.22	$(3.60)	$0.75

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 7.5 million for the three and nine months ended September 30, 2012, and 5.3 million for the three and nine months ended September 30, 2011.

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

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Electronic Materials	$66,188	$156,081	$228,625	$538,790
Performance Coatings	137,229	153,365	447,058	453,546
Color and Glass Performance Materials	84,262	100,525	285,586	306,806
Polymer Additives	79,881	85,634	251,055	262,767
Specialty Plastics	41,305	43,606	132,512	132,745
Pharmaceuticals	5,975	6,903	17,899	18,443

Total net sales	$414,840	$546,114	$1,362,735	$1,713,097

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

Each segment’s income (loss) and reconciliations to income before income taxes follow. For the three and nine months ended September 30, 2011, each segment’s income (loss) has been adjusted for the effects of applying retrospectively the refined allocations, with the offset in unallocated corporate expenses. For these periods, unallocated corporate expenses also have been adjusted for the effects of applying retrospectively the change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle.

	Three months ended September 30,
		2011
	2012	As adjusted	Adjustments	As originally reported
	(Dollars in thousands)
Electronic Materials	$(6,311)	$16,463	$(1,291)	$17,754
Performance Coatings	3,210	11,069	(659)	11,728
Color and Glass Performance Materials	5,636	8,365	(393)	8,758
Polymer Additives	5,398	4,252	227	4,025
Specialty Plastics	3,728	2,717	55	2,662
Pharmaceuticals	85	1,254	192	1,062

Total segment income	11,746	44,120	(1,869)	45,989
Unallocated corporate expenses	14,516	6,076	(3,633)	9,709
Restructuring and impairment charges	198,790	869	—	869
Other expense, net	8,705	8,770	—	8,770

(Loss) income before income taxes	$(210,265)	$28,405	$1,764	$26,641

	Nine months ended September 30,
		2011
	2012	As adjusted	Adjustments	As originally reported
	(Dollars in thousands)
Electronic Materials	$(10,968)	$69,617	$(4,640)	$74,257
Performance Coatings	20,968	27,913	(2,549)	30,462
Color and Glass Performance Materials	24,102	28,133	(1,656)	29,789
Polymer Additives	13,903	15,347	540	14,807
Specialty Plastics	12,182	7,416	35	7,381
Pharmaceuticals	1,892	3,525	548	2,977

Total segment income	62,079	151,951	(7,722)	159,673
Unallocated corporate expenses	29,878	23,621	(15,465)	39,086
Restructuring and impairment charges	203,829	4,044	—	4,044
Other expense, net	24,316	25,522	—	25,522

(Loss) income before income taxes	$(195,944)	$98,764	$7,743	$91,021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Market conditions were generally weaker in our key markets during the third quarter of 2012. Demand for our conductive pastes used in solar cells and metal powders used in a variety of electronic products declined from the second quarter of 2012 and remains significantly lower than prior-year periods. A reduced forecast for our solar pastes sales and a diminished outlook for our future opportunities in the solar market led to our decision to examine strategic options for the solar pastes business.

Demand from customers in Europe was also weaker during the 2012 third quarter as a result of deteriorating macroeconomic conditions in the region. Demand from customers in the United States was generally stronger than in Europe, but the level of customer demand varied by application market.

Net sales declined by 24% compared with the third quarter of 2011, driven by a decline in sales of Electronic Materials products and reduced demand in the European region. In aggregate, changes in product pricing and mix reduced our overall sales by approximately 12 percentage points. Lower sales volume reduced sales by an additional 9 percentage points, and changes in foreign currency exchange rates reduced sales by 3 percentage points. Lower sales in Electronic Materials, including reduced sales of precious metals, was the largest contributor to both the price/mix and sales volume declines during the quarter.

Gross profit declined in the 2012 third quarter compared with the third quarter of 2011. The decline in sales of Electronic Materials products, including high-margin solar pastes, metal powders and surface finishing materials, accounted for about two-thirds of the decline in consolidated gross profit. Raw material costs were little changed from the prior-year quarter, in aggregate, across the Company.

Selling, general and administrative (“SG&A”) expenses declined in the 2012 third quarter, in comparison to the prior-year quarter. The primary driver of lower SG&A expenses was reduced incentive compensation expense, compared with the third quarter of 2011.

Restructuring and impairment charges increased during the quarter compared with the prior-year quarter as a result of goodwill and other asset impairments related to solar pastes and metal powders businesses within our Electronic Materials segment. In addition, an impairment charge was recorded to reflect the reduced value of property held for sale in connection with sites closed during earlier restructuring initiatives.

Interest expense was little changed in the 2012 third quarter compared with the third quarter of 2011. Average interest rates incurred on borrowings increased slightly, but this was largely offset by lower average borrowings during the quarter.

During the 2012 third quarter, income tax expense included a reserve against net deferred tax assets. As a result, income tax expense was substantially higher than in the prior-year period.

We recorded a net loss for the third quarter compared with net income in the 2011 third quarter primarily as a result of the increase in restructuring and impairment charges and additional income tax expense. In addition, lower net sales resulted in reduced gross profit that had a further negative impact on profitability compared with the prior-year quarter.

Outlook

Our ability to forecast future financial performance is limited because of uncertainty surrounding customer demand and economic conditions in a number of key markets and regions around the world. Customer demand for our solar pastes is difficult to forecast because of uncertainty in end-market demand, as well as uncertainty related to customers’ responses to our announcement that we are exploring strategic options for the solar pastes business. We do not expect demand for solar pastes to improve meaningfully during the remainder of 2012.

Economic conditions in Europe have deteriorated over the past several quarters, and they may continue to deteriorate through the rest of 2012 due to sovereign debt issues and other macroeconomic drivers. The growth in economic activity in Asia-Pacific, including China, appears to be slowing from the rates experienced earlier in 2012. Weakening economic conditions in Europe and slower growth in Asia may affect demand for our products sold to customers in these regions, although the magnitude of these effects is difficult to estimate.

The assumptions we use in actuarial calculations for our defined benefit pension and other postretirement benefit plans have a significant impact on benefit obligations and annual net periodic benefit costs. We determine the discount rate for our U.S. pension and other postretirement benefit plans based on a bond model and for our non-U.S. plans we use a yield curve method. Given the volatility of market conditions and the interest rate environment, it is difficult to predict these factors. An increase in the discount rate would reduce future benefit expense, and a decrease in discount rate would result in an increase of future benefit expense. As of September 30, 2012, an increase or decrease in the discount rate of 1% on our U.S. pension and other postretirement benefit liabilities, holding all other assumptions constant, would result in a decrease or increase in our pre-tax loss and our benefit liability of approximately $50 million.

Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

For the three and nine months ended September 30, 2011, amounts originally reported have been adjusted for the effects of applying retrospectively the refined allocations as described in Note 14, Reporting for Segments, and the change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle. Both notes are part of the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2012 and 2011

	Three months ended September 30,
	2012	As adjusted 2011	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$414,840	$546,114	$(131,274)	(24.0)%
Cost of sales	352,501	442,304	(89,803)	(20.3)%

Gross profit	62,339	103,810	(41,471)	(39.9)%
Gross profit percentage	15.0%	19.0%
Selling, general and administrative expenses	65,109	65,766	(657)	(1.0)%
Restructuring and impairment charges	198,790	869	197,921
Other expense (income):
Interest expense	7,101	7,030	71
Interest earned	(57)	(50)	(7)
Foreign currency losses, net	869	1,726	(857)
Miscellaneous expense, net	792	64	728

(Loss) income before income taxes	(210,265)	28,405	(238,670)
Income tax expense	105,473	9,057	96,416

Net (loss) income	$(315,738)	$19,348	$(335,086)

Diluted (loss) earnings per share	$(3.66)	$0.22	$(3.88)

Net sales declined by 24.0% for the three months ended September 30, 2012, compared with the third quarter of 2011. The most significant driver of the net sales decline was reduced customer demand for our Electronic Materials products, including our solar pastes, metal powders and surface finishing materials. In addition, sales declined in Europe compared with the prior-year quarter due to weak economic conditions in the region. Lower sales of precious metals accounted for 49% of the overall sales decline, driven by reduced sales volume and lower prices for silver. In aggregate, changes in product pricing and mix reduced overall net sales by approximately 12 percentage points. Lower sales volume contributed an additional 9 percentage points to the sales decline and changes in foreign currency exchange rates reduced sales by approximately 3 percentage points.

Gross profit declined during the 2012 third quarter as a result of lower net sales and changes in product mix. Gross profit percentage declined to 15.0% of net sales from 19.0% in the prior-year quarter. In total, raw material costs were little changed from the prior-year quarter. Product price changes were generally more favorable than changes in raw materials, except in the Electronic Materials segment where product prices declined more quickly than raw material costs. Charges, primarily related to write-downs of solar pastes inventories and residual costs at closed manufacturing sites involved in earlier restructuring initiatives, reduced gross profit by $5.8 million during the third quarter. Gross profit was reduced by charges of $0.7 million during the third quarter of 2011, also primarily due to residual costs at closed manufacturing sites.

Selling, general and administrative (“SG&A”) expenses decreased slightly compared with the prior-year quarter. Because of the decline in sales, SG&A expenses increased to 15.7% of net sales from 12.0% of net sales in the 2011 third quarter. The decline in SG&A expenses during the quarter included lower incentive compensation expense. Partially offsetting the lower SG&A expenses were higher special charges and additional reserves for bad debt. SG&A expenses in the 2012 third quarter included special charges of $3.2 million that were primarily related to a write-down of other tax assets, residual expenses at sites that were closed during earlier restructuring initiatives and severance costs. SG&A expenses in the 2011 third quarter included charges of $0.8 million sites closed as a result of earlier restructuring initiatives.

Restructuring and impairment charges increased to $198.8 million during the 2012 third quarter. The charges included a $147.3 million impairment of goodwill associated with the Electronic Materials segment. Impairment charges of $40.5 million were also recorded to reduce the value of long-lived assets, also related to the Electronic Materials segment. These impairments were the result of reduced forecasts for future profitability, primarily for our solar pastes and metal powders businesses within Electronic Materials. In addition, an impairment charge of $11.0 million was recorded to reduce the value of assets held for sale, primarily properties and buildings related to manufacturing sites that were closed as part of earlier restructuring activities.

Interest expense was little changed from the prior-year quarter. The impact of slightly higher average interest rates was largely offset by lower average borrowing during the quarter.

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

During the 2012 third quarter, we recognized tax expense of $105.5 million compared with income tax expense of $9.1 million in the 2011 third quarter. The higher income tax expense for the current period was primarily due to recording a charge of $112.3 million to reserve for a significant portion of our deferred tax assets. The reserve for the deferred tax assets was primarily driven by the significant impairment charges that were incurred during the third quarter. Additionally, we incurred pre-tax losses in jurisdictions already with full valuation allowances for which no tax benefit is recognized.

We recorded a net loss of $315.7 million in the quarter, compared with net income of $19.3 million in the prior-year quarter. The change was primarily the result of increased restructuring and impairment charges and higher income tax expense. In addition, reduced gross profit resulting from lower net sales contributed to the decline in profitability in the third quarter of 2011.

	Three months ended September 30,
	2012	As adjusted 2011	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$66,188	$156,081	$(89,893)	(57.6)%
Performance Coatings	137,229	153,365	(16,136)	(10.5)%
Color and Glass Performance Materials	84,262	100,525	(16,263)	(16.2)%
Polymer Additives	79,881	85,634	(5,753)	(6.7)%
Specialty Plastics	41,305	43,606	(2,301)	(5.3)%
Pharmaceuticals	5,975	6,903	(928)	(13.4)%

Total segment sales	$414,840	$546,114	$(131,274)	(24.0)%

Segment Income
Electronic Materials	$(6,311)	$16,463	$(22,774)	NM
Performance Coatings	3,210	11,069	(7,859)	(71.0)%
Color and Glass Performance Materials	5,636	8,365	(2,729)	(32.6)%
Polymer Additives	5,398	4,252	1,146	27.0%
Specialty Plastics	3,728	2,717	1,011	37.2%
Pharmaceuticals	85	1,254	(1,169)	NM

Total segment income	$11,746	$44,120	$(32,374)	(73.4)%

NM — Not meaningful

Electronic Materials Segment Results. Sales declined in Electronic Materials primarily as a result of reduced demand for our conductive pastes used in solar cell manufacturing and metal powders used in other electronics applications. In addition, sales of polishing materials declined primarily due to lower product prices that reflected lower costs for a key raw material. Changes in volume reduced sales by approximately $35 million compared with the third quarter of 2011. Changes in product pricing and mix lowered sales by an additional $54 million and changes in foreign currency exchange rates reduced sales by $1 million. Sales of precious metals declined by $59 million due to lower sales volume of solar pastes and precious metal powders and as a result of lower precious metal prices. The costs of precious metals are passed through to our customers as an element of our product prices. Reduced sales of products produced in the United States and in Asia-Pacific accounted for most of the overall sales decline. Segment income declined due to a $24 million reduction in gross profit that was primarily the result of lower sales volume and reduced product prices. A $1 million decline in SG&A expense offset a portion of the gross profit decline.

Performance Coatings Segment Results. Sales declined in Performance Coatings, driven by changes in foreign currency exchange rates and changes in product pricing and mix. Changes in foreign currency exchange rates reduced sales by $9 million and changes in product pricing and mix accounted for $5 million of the sales decline. Reduced sales volume contributed an additional $2 million to the lower sales recorded during the quarter. Sales declined primarily in Europe-Middle East-Africa. Segment income declined primarily as a result of an $8 million decline in gross profit.

Color and Glass Performance Materials Segment Results. Sales declined in Color and Glass Performance Materials as a result of changes in sales volume, product pricing and mix, as well as changes in foreign currency exchange rates. Changes in sales volume reduced sales by $8 million during the quarter. Changes in product pricing and mix accounted for $4 million of the sales decline and changes in foreign currency exchange rates reduced sales by an additional $4 million. The sales decline was the most significant in Europe-Middle East-Africa, with smaller declines in the United States and Latin America. Segment income declined due to a $5 million decline in gross profit driven by the reduced sales, partially offset by a $2 million decline in SG&A expenses.

Polymer Additives Segment Results. Sales declined in Polymer Additives as a result of changes in product pricing and mix and changes in foreign currency exchange rates. Changes in product pricing and mix reduced sales by $4 million and changes in foreign currency exchange rates reduced sales an additional $2 million, compared with the third quarter of 2011. Reduced sales volume in the Europe-Middle East-Africa region was the primary driver of the sales decline, with a smaller reduction in United States sales. The sales decline in Europe-Middle East-Africa reflected reduced market demand resulting from a weak macroeconomic environment in Europe and reduced demand for certain plasticizer products due to changing environmental regulations. Segment income increased due to a $0.4 million increase in gross profit and a $0.7 million decline in SG&A expenses.

Specialty Plastics Segment Results. Sales declined in Specialty Plastics as a result of reduced sales volume and changes in foreign currency exchange rates, partially offset by changes in product pricing and mix. Lower sales volume reduced sales by $3 million and changes in foreign currency exchange rates reduced sales by an additional $1 million. Changes in product pricing and mix increased sales by approximately $2 million. Lower sales in Europe-Middle East-Africa were the primary driver of the sales decline. Segment income increased as a result of a $0.6 million increase in gross profit and a $0.4 million decline in SG&A expenses. The improvement in gross profit was primarily driven by changes in product pricing. The reduction in SG&A expenses was driven by cost reduction initiatives.

Pharmaceuticals Segment Results. Sales declined in Pharmaceuticals due to changes in product pricing and mix. Segment income declined primarily due to reduced gross profit resulting from higher manufacturing costs and lower sales.

	Three months ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$179,623	$265,077	$(85,454)	(32.2)%
International	235,217	281,037	(45,820)	(16.3)%

Total	$414,840	$546,114	$(131,274)	(24.0)%

Net sales declined in the United States and international regions compared with the prior-year quarter. In the 2012 third quarter, sales originating in the United States were 43% of total net sales, compared with 49% of net sales in the third quarter of 2011. The decline in U.S. sales was largely due to reduced sales of our solar pastes, metal powders and surface finishing products within the Electronic Materials segment. Sales originating in Asia-Pacific also declined primarily as a result of lower

Electronic Materials sales. Sales in Europe-Middle East-Africa declined due to reduced customer demand resulting from a weakened macroeconomic environment in the region.

Comparison of the nine months ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012	As adjusted 2011	$ Change	% Change
	(Dollars in thousands, except per share amounts)
Net sales	$1,362,735	$1,713,097	$(350,362)	(20.5)%
Cost of sales	1,124,228	1,374,614	(250,386)	(18.2)%

Gross profit	238,507	338,483	(99,976)	(29.5)%
Gross profit percentage	17.5%	19.8%
Selling, general and administrative expenses	206,306	210,153	(3,847)	(1.8)%
Restructuring and impairment charges	203,829	4,044	199,785
Other expense (income):
Interest expense	20,689	21,208	(519)
Interest earned	(192)	(193)	1
Foreign currency losses, net	792	4,049	(3,257)
Miscellaneous expense, net	3,027	458	2,569

(Loss) income before income taxes	(195,944)	98,764	(294,708)
Income tax expense	113,618	32,825	80,793

Net (loss) income	$(309,562)	$65,939	$(375,501)

Diluted (loss) earnings per share	$(3.60)	$0.75	$(4.35)

Net sales declined by 20.5% for the nine months ended September 30, 2012, compared with the first nine months of 2011. The most significant driver of the sales decline was reduced customer demand for our Electronic Materials products, including our solar pastes, metal powders and surface finishing materials. In addition, sales declined in Europe compared with the prior-year quarter due to weak economic conditions in the region. Lower sales of precious metals accounted for 62% of the overall sales decline, driven by reduced sales volume and lower prices for silver. In aggregate, changes in product pricing and mix reduced overall net sales by approximately 10 percentage points. Lower sales volume reduced sales by an additional 8 percentage points and changes in foreign currency exchange rates contributed approximately 2 percentage points to the overall sales decline during the first nine months of 2012.

Gross profit declined as a result of reduced sales and a change in product mix due to the decline in Electronic Materials sales. Gross profit percentage declined to 17.5% of net sales from 19.8% of net sales in the first nine months of 2011. In total, raw material costs increased by approximately $7 million compared with the first three quarters of 2011 and these costs were offset by increased product prices. Gross profit was reduced by $7.2 million due to charges primarily related to write-downs of solar pastes inventory and residual costs at closed manufacturing sites involved in earlier restructuring initiatives. Gross profit was reduced by charges of $3.6 million during the first nine months of 2011, also as a result of residual costs at sites closed as a result of previous restructuring actions.

Selling, general and administrative (“SG&A”) expenses declined by $3.8 million compared with the first nine months of 2011. Due primarily to reduced sales, SG&A expenses increased to 15.1% of net sales compared with 12.3% of net sales in the prior-year period. SG&A expenses declined primarily as a result of reduced incentive compensation expenses, depreciation expense, business travel costs and professional fees. Increased special charges, increased healthcare benefit expense for U.S. employees, higher reserves for bad debt and expenses related to an initiative to improve management information systems tools partially offset the decline in SG&A expenses during the first nine months of 2012. SG&A expenses during the first nine months of 2012 included charges of $6.0 million that were primarily related to a write-down of other tax assets, residual expenses at sites closed as a part of earlier restructuring initiatives and severance costs. SG&A expenses in the first nine months of 2011 included charges of $3.3 million, primarily related to expenses at sites closed as a result of earlier restructuring initiatives.

Restructuring and impairment charges increased to $203.8 million during the first three quarters of 2012. The charges included a $147.3 million impairment of goodwill associated with the Electronic Materials segment. Impairment charges of $40.5 million were also recorded to reduce the value of long-lived assets, also in the Electronic Materials segment. These impairments were the result of reduced forecasts for future profitability, primarily for our solar pastes and metal powders businesses within Electronic Materials. In addition, an impairment charge of $11.0 million was recorded to reduce the value of assets held for sale, primarily properties and buildings related to manufacturing sites that were closed as part of earlier restructuring activities. Restructuring charges during the first nine months of 2012 also included charges of $4.6 million related to a restructuring initiative in our Performance Coatings business in Europe.

Interest expense declined by $0.5 million in the first nine months of 2012 compared with the first nine months of 2011. The lower expense primarily was a result of increased capitalized interest and lower average borrowings.

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

We recorded miscellaneous expense, net, of $3.0 million during the first nine months of 2012. Included in miscellaneous expense was a loss of $0.8 million related to the sale of a mining operation in Argentina.

During the first nine months of 2012, income tax expense was $113.6 million, or (58.0%) of pre-tax income. Income tax expense was $32.8 million during the first nine months of 2011, or 33.2% of pre-tax income. The change in the effective tax rate during the first three quarters of 2012 was primarily due to recording a charge of $112.3 million to reserve for a significant portion of our deferred tax assets. The reserve for the deferred tax assets was primarily driven by the significant impairment charges that were incurred during the third quarter. In addition, we incurred pre-tax losses in jurisdictions with full valuation allowances for which no tax benefit is recognized.

We recorded a net loss of $309.6 million in the first nine months of 2012 compared with net income of $65.9 million in the prior-year period, primarily driven by increased restructuring and impairment charges as well as higher income tax expense. In addition, lower sales and the resulting decline in gross profit had a negative impact on our profitability.

	Nine months ended September 30,
	2012	As adjusted 2011	$ Change	% Change
	(Dollars in thousands)
Segment Sales
Electronic Materials	$228,625	$538,790	$(310,165)	(57.6)%
Performance Coatings	447,058	453,546	(6,488)	(1.4)%
Color and Glass Performance Materials	285,586	306,806	(21,220)	(6.9)%
Polymer Additives	251,055	262,767	(11,712)	(4.5)%
Specialty Plastics	132,512	132,745	(233)	(0.2)%
Pharmaceuticals	17,899	18,443	(544)	(2.9)%

Total segment sales	$1,362,735	$1,713,097	$(350,362)	(20.5)%

Segment Income (Loss)
Electronic Materials	$(10,968)	$69,617	$(80,585)	NM
Performance Coatings	20,968	27,913	(6,945)	(24.9)%
Color and Glass Performance Materials	24,102	28,133	(4,031)	(14.3)%
Polymer Additives	13,903	15,347	(1,444)	(9.4)%
Specialty Plastics	12,182	7,416	4,766	64.3%
Pharmaceuticals	1,892	3,525	(1,633)	(46.3)%

Total segment income	$62,079	$151,951	$(89,872)	(59.1)%

NM — Not meaningful

Electronic Materials Segment Results. Sales declined in Electronic Materials primarily as a result of reduced demand for our conductive pastes used in solar cell manufacturing and metal powders used in other electronics applications. In addition, sales of polishing materials declined primarily due to lower product prices that reflected lower costs for a key raw material. Changes in product pricing and mix reduced sales by approximately $168 million compared with the first nine months of 2011. Changes in sales volume reduced sales by an additional $141 million and changes in foreign currency exchange rates lowered sales by $1 million. Sales of precious metals declined by $211 million due to lower sales of solar pastes and metal powders and as a result of lower precious metal prices. The costs of precious metals are passed through to our customers as an element of our product prices. The decline in sales was driven primarily by reduced sales of products produced in the United States and in Asia-Pacific. Segment income declined due to a $83 million reduction in gross profit resulting from lower sales volume and reduced product pricing. SG&A expense decreased by $2 million compared with the first nine months of 2011.

Performance Coatings Segment Results. Sales declined in Performance Coatings primarily as a result of changes in foreign currency exchange rates, partially offset by increased sales volume. Changes in foreign currency exchange rates reduced sales by $22 million and changes in product pricing and mix lowered sales by an additional $8 million. Higher sales volume increased sales by $24 million. Sales declined in Europe-Middle East-Africa due to a weak macroeconomic environment and the resulting decline in customer demand. Sales increased in the United States, Asia-Pacific and Latin America compared with the first nine months of 2011. Segment income declined, primarily as a result of a $7 million reduction in gross profit resulting from lower sales and changes in product mix.

Color and Glass Performance Materials Segment Results. Sales declined in Color and Glass Performance Materials primarily due to changes in foreign currency exchange rates and lower sales volume. Changes in foreign currency exchange rates reduced sales by $11 million and lower sales volume reduced sales by $8 million compared with the first nine months of 2011. Changes in product pricing and mix reduced sales by an additional $2 million. The sales reduction occurred primarily in Europe-Middle East-Africa. Segment income declined as a result of an $7 million reduction in gross profit, partially offset by a $3 million reduction in SG&A expense. The lower gross profit was driven primarily by reduced sales and changes in product mix.

Polymer Additives Segment Results. Sales in Polymer Additives declined primarily due to lower sales volume and changes in foreign currency exchange rates. Reduced sales volume lowered sales by $5 million and changes in foreign currency exchange rates contributed an additional $5 million of the sales decline. In addition, changes in product pricing and mix reduced sales by $2 million. The sales decline occurred primarily in Europe-Middle East-Africa reflecting reduced market demand resulting from a weak macroeconomic environment in the region and reduced demand for certain plasticizer products due to changing environmental regulations. Segment income declined primarily as a result a $1.8 million reduction in gross profit resulting from the decline in sales, partially offset by a $0.4 million decline in SG&A expenses.

Specialty Plastics Segment Results. Sales in Specialty Plastics were little changed in the first nine months of 2012 compared with the first nine months of 2011. Lower sales volume reduced sales by approximately $4 million and changes in foreign currency exchange rates reduced sales by an additional $3 million. Changes in product pricing and mix increased sales by $7 million compared with the prior-year period. Sales declined in Europe-Middle East-Africa and increased in the United States. Segment income increased due to a $4 million increase in gross profit, primarily the result of changes in product pricing. In addition, SG&A expenses declined by $1 million compared to the prior-year period.

Pharmaceuticals Segment Results. Sales declined in Pharmaceuticals due to changes in product pricing and mix. Segment income declined due to higher manufacturing costs and reduced gross profit resulting from lower sales.

	Nine months ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$604,091	$830,880	$(226,789)	(27.3)%
International	758,644	882,217	(123,573)	(14.0)%

Total	$1,362,735	$1,713,097	$(350,362)	(20.5)%

Net sales declined in both the United States and international regions compared with the first nine months of 2011. During the first nine months of 2012, sales originating in the United States were 44% of total net sales, down from 49% in the first nine months of 2011. The decline in U.S. sales was primarily due to reduced sales of our Electronic Materials products. Sales originating in the Asia-Pacific region also declined as a result of lower Electronic Materials sales. Sales in Europe-Middle East-Africa declined primarily due to reduced customer demand resulting from a weakening macroeconomic environment in the region.

Summary of Cash Flows for the nine months ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012	2011	$ Change
	(Dollars in thousands)
Net cash provided by (used for) operating activities	19,536	(17,370)	36,906
Net cash used for investing activities	(43,763)	(49,356)	5,593
Net cash provided by financing activities	26,072	58,833	(32,761)
Effect of exchange rate changes on cash and cash equivalents	(19)	758	(777)

Increase (decrease) in cash and cash equivalents	$1,826	$(7,135)	$8,961

Details of net cash provided by (used for) operating activities were as follows:

	Nine months ended September 30,
	2012	As adjusted 2011	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(309,562)	$65,939	$(375,501)
Impairment and reserve charges	311,084	—	311,084
Depreciation and amortization	41,734	48,523	(6,789)
Precious metals deposits	—	28,086	(28,086)
Accounts receivable	(23,006)	(63,733)	40,727
Inventories	15,637	(41,550)	57,187
Accounts payable	(4,254)	3,989	(8,243)
Other changes in current assets and liabilities, net	7,814	(36,365)	44,179
Other adjustments, net	(19,911)	(22,259)	2,348

Net cash provided by (used for) operating activities	$19,536	$(17,370)	$36,906

Cash flows from operating activities. Cash flows from operating activities increased by $36.9 million in the first nine months of 2012 compared with the prior-year period. Year-over-year cash flows from operating activities increased $311.1 million due to noncash impairment and reserve charges, $57.2 million due to changes in inventories, $44.2 million due to other changes in current assets and liabilities, and $40.7 million due to changes in accounts receivable. Partially offsetting these effects, year-over-year cash flows from operating activities decreased $375.5 million due to changes in net income, $28.1 million due to changes in precious metals deposits, and $8.2 million due to changes in accounts payable.

We recorded a net loss in the first nine months of 2012 compared with net income in the prior-year period primarily as a result of noncash impairment charges and additional income tax expense. Noncash impairment charges included a $147.3 million impairment of goodwill associated with the Electronic Materials segment and a $40.5 million impairment of long-lived assets, primarily in the Electronic Materials segment. These impairments were the result of reduced forecasts for future profitability, primarily for our solar pastes and metal powders businesses within Electronic Materials. In addition, an impairment charge of $11.0 million was recorded to reduce the value of assets held for sale, primarily properties and buildings related to manufacturing sites that were closed as part of earlier restructuring activities. We also recorded a charge of $112.3 million to reserve for a significant portion of our deferred tax assets. The reserve for the deferred tax assets was primarily driven by the significant impairment charges that were incurred during the third quarter.

Accounts receivable increased in the first nine months of 2011 and the first six months of 2012 as a result of improved customer demand over the final months of the respective prior years. While accounts receivables declined in the third quarter of 2012 due to lower sales, they did not reach the level of the prior year end.

Inventories and accounts payable also increased in the first nine months of 2011 as a result of higher production activity driven by improved customer demand compared with the final months of 2010. They decreased in the first nine months of 2012 due to lower production activity driven by lower customer demand compared with the final months of 2011.

Other changes in current assets and liabilities provided $7.8 million of cash in the first nine months of 2012, primarily from decreases in other current assets. Other changes in current assets and liabilities used $36.4 million of cash in the first nine months of 2011, primarily from the payment of 2010 year-end incentive compensation and increases in other current assets.

The return of precious metal deposits provided $28.1 million of cash in the first nine months of 2011 due to additional credit lines not requiring collateral.

Other adjustments to reconcile net income to net cash provided by (used for) operating activities include noncash foreign currency gains and losses, restructuring charges, retirement benefits, stock-based compensation, and deferred taxes, as well as changes to other non-current assets and liabilities.

Cash flows from investing activities. Cash flows from investing activities increased $6.3 million in the first nine months of 2012 compared with the prior-year period. Capital expenditures decreased to $46.2 million in the first nine months of 2012 from $51.9 million in the first nine months of 2011.

Cash flows from financing activities. Cash flows from financing activities decreased $32.8 million in the first nine months of 2012 compared with the prior-year period. In the first nine months of 2012, we borrowed $20.0 million through our domestic accounts receivable asset securitization program, $3.8 million in loans payable to banks and $3.2 million through our revolving credit facility. In the same period of 2011, we borrowed $45.0 million through our domestic accounts receivable asset securitization program, $9.7 million through our international accounts receivable sales program and $13.1 million through our revolving credit facility, and we redeemed in cash all outstanding 7% Series A ESOP Convertible Preferred Stock for $9.4 million plus earned but unpaid dividends.

Capital Resources and Liquidity

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at September 30, 2012, and December 31, 2011. Through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At September 30, 2012, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at September 30, 2012, and $35.1 million at December 31, 2011. At September 30, 2012, we were in compliance with the covenants under the Convertible Notes’ indenture.

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

The 2012 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $334.9 million of additional borrowings available at September 30, 2012. The interest rate under the 2012 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At September 30, 2012, the interest rate was 3.5%. At September 30, 2012, we were in compliance with the covenants of the 2012 Amended Credit Facility.

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2012, we extended the maturity of this credit facility through May 2013. At September 30, 2012, advances received of $20.0 million were secured by $88.0 million of accounts receivable, and based on available and qualifying receivables, $30.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At September 30, 2012, the interest rate was 0.6%. We had no borrowings under this program at December 31, 2011.

International Receivable Sales Programs

We have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2012, commitments supporting these programs totaled $18.0 million, advances received of $6.6 million were secured by $8.9 million of accounts receivable, and based on available and qualifying receivables, $0.3 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At September 30, 2012, the weighted-average interest rate was 1.9%.

Off Balance Sheet Arrangements

Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $188.6 million at September 30, 2012, and $187.9 million at December 31, 2011, measured at fair value based on market prices for identical assets. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2012, or December 31, 2011, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In the first nine months of 2012, cash flows from financing and operating activities were used to fund our investing activities. We had additional borrowing capacity of $374.7 million at September 30, 2012, and $397.5 million at December 31, 2011, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity and to ensure short-term covenant compliance, including restructuring activities, suspension of dividend payments on our common stock, and the exploration of strategic options related to our solar pastes business.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses. A reduced forecast for our solar pastes sales and a diminished outlook for our future opportunities in the solar market led to our decision to examine strategic options for the solar pastes business. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

Critical Accounting Policies and Their Application

Effective July 1, 2012, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets on an annual basis and amortized them into our operating results over the remaining service period of plan participants to the extent such gains and losses were outside of a corridor. We have elected to recognize actuarial gains and losses in operating results in the year in which the gains and losses occur. While the historical method of recognizing expense was acceptable, we believe the new method is preferable because it results in more timely recognition in our operating results of actuarial gains and losses as they arise. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. These gains and losses are generally only measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new method retrospectively.

There were no other material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$417	$163
Fixed-rate debt:
Carrying amount	288,975	288,604
Fair value	282,730	292,523
Change in fair value from 1% increase in interest rates	(11,215)	(13,071)
Change in fair value from 1% decrease in interest rates	11,858	13,902
Foreign currency forward contracts:
Notional amount	287,297	249,337
Carrying amount and fair value	(4,811)	6,225
Change in fair value from 10% appreciation of U.S. dollar	14,351	12,216
Change in fair value from 10% depreciation of U.S. dollar	(17,540)	(14,930)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, we implemented in Europe and Egypt standardized business processes along with the systems to support them. These changes are part of a multi-phase, multi-year initiative to simplify, standardize and optimize our key business processes and improve management information systems tools globally. We plan to continue implementing such processes and systems in other geographic regions over the course of the next few years. In connection with these implementations, we continue to enhance the design and documentation of our internal controls over financial reporting processes to maintain suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except for per share amounts)
July 1, 2012 to July 31, 2012	—	$—	—	—
August 1, 2012 to August 31, 2012	—	—	—	—
September 1, 2012 to September 30, 2012	—	—	—	—

Total	—		—

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

Date: October 29, 2012

/s/ James F. Kirsch
James F. Kirsch
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2012

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

18	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:
101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.