Form 10-Q
period 2013-03-31
FERRO CORP
filed 2013-04-24
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At March 31, 2013, there were 86,568,385 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

PART II

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	33

Item 6. Exhibits	33

Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2013	As adjusted 2012
	(Dollars in thousands, except per share amounts)
Net sales	$417,524	$460,425
Cost of sales	338,287	374,704

Gross profit	79,237	85,721
Selling, general and administrative expenses	61,592	72,508
Restructuring and impairment charges	9,454	311
Other expense (income):
Interest expense	7,297	6,374
Interest earned	(53)	(84)
Foreign currency losses, net	1,506	144
Miscellaneous (income) expense, net	(10,516)	396

Income before income taxes	9,957	6,072
Income tax expense	1,016	2,809

Income from continuing operations	8,941	3,263
(Loss) income from discontinued operations, net of income taxes	(8,421)	707

Net income	520	3,970
Less: Net (loss) income attributable to noncontrolling interests	(363)	124

Net income attributable to Ferro Corporation common shareholders	$883	$3,846

Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
From continuing operations	$0.11	$0.03
From discontinued operations	(0.10)	0.01

	$0.01	$0.04

Diluted earnings (loss):
From continuing operations	$0.11	$0.03
From discontinued operations	(0.10)	0.01

	$0.01	$0.04

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three months ended March 31,
	2013	As adjusted 2012
	(Dollars in thousands)
Net income	$520	$3,970
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,982)	24
Postretirement benefit liabilities	(68)	(664)

Total comprehensive (loss) income	(2,530)	3,330
Less: Comprehensive (loss) income attributable to noncontrolling interests	(342)	122

Comprehensive (loss) income attributable to Ferro Corporation	$(2,188)	$3,208

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$32,897	$29,576
Accounts receivable, net	314,017	306,463
Inventories	210,232	200,824
Deferred income taxes	8,413	7,995
Other receivables	30,323	31,554
Other current assets	13,938	10,802
Current assets of discontinued operations	—	6,289

Total current assets	609,820	593,503
Other assets
Property, plant and equipment, net	298,434	309,374
Goodwill	62,413	62,975
Amortizable intangible assets, net	13,165	14,410
Deferred income taxes	21,246	21,554
Other non-current assets	55,608	61,941
Other assets of discontinued operations	—	15,346

Total assets	$1,060,686	$1,079,103

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$75,178	$85,152
Accounts payable	191,554	182,024
Accrued payrolls	32,375	31,643
Accrued expenses and other current liabilities	65,679	76,384
Current liabilities of discontinued operations	—	1,300

Total current liabilities	364,786	376,503
Other liabilities
Long-term debt, less current portion	265,526	261,624
Postretirement and pension liabilities	208,594	216,167
Other non-current liabilities	16,969	18,135

Total liabilities	855,875	872,429
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.6 million shares outstanding in 2013 and 2012	93,436	93,436
Paid-in capital	319,267	321,652
Retained deficit	(85,723)	(86,606)
Accumulated other comprehensive income	13,579	16,650
Common shares in treasury, at cost	(148,553)	(151,605)

Total Ferro Corporation shareholders’ equity	192,006	193,527
Noncontrolling interests	12,805	13,147

Total equity	204,811	206,674

Total liabilities and equity	$1,060,686	$1,079,103

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury		Common	Paid-in	Retained Earnings	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Stock	Capital	(Deficit)	(Loss) Income	Interests	Total Equity
	(In thousands)
Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$287,662	$23,899	$10,232	$582,494
Net income					3,846		124	3,970
Other comprehensive (loss) income						(638)	(2)	(640)
Stock-based compensation transactions	3	637		1,081				1,718
Distributions to noncontrolling interests							(44)	(44)

Balances at March 31, 2012	6,868	$(152,980)	$93,436	$321,963	$291,508	$23,261	$10,310	$587,498

Balances at December 31, 2012	6,962	$(151,605)	$93,436	$321,652	$(86,606)	$16,650	$13,147	$206,674
Net income (loss)					883		(363)	520
Other comprehensive (loss) income						(3,071)	21	(3,050)
Stock-based compensation transactions	(95)	3,052		(2,385)				667

Balances at March 31, 2013	6,867	$(148,553)	$93,436	$319,267	$(85,723)	$13,579	$12,805	$204,811

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net cash used for operating activities	$(17,106)	$(10,975)
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(8,178)	(22,579)
Proceeds from sale of assets	15,109	368
Proceeds from sale of stock of Ferro Pfanstiehl Laboratories, Inc.	16,912	—
Dividends received from affiliates	1,119	—

Net cash provided by (used for) investing activities	24,962	(22,211)
Cash flows from financing activities
Net (repayments) borrowings under loans payable	(9,635)	31,684
Proceeds from long-term debt	110,133	97,918
Principal payments on long-term debt	(106,094)	(95,673)
Other financing activities	1,409	(440)

Net cash (used for) provided by financing activities	(4,187)	33,489
Effect of exchange rate changes on cash and cash equivalents	(348)	(23)

Increase in cash and cash equivalents	3,321	280
Cash and cash equivalents at beginning of period	29,576	22,991

Cash and cash equivalents at end of period	$32,897	$23,271

Cash paid during the period for:
Interest	$12,308	$12,059
Income taxes	1,548	1,229

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2013.

2. Recent Accounting Pronouncements and Change in Accounting Principle

Accounting Standards Adopted in the Three Months Ended March 31, 2013

On January 1, 2013, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”). These pronouncements are codified in Accounting Standards Codification (“ASC”) Topic 210, Balance Sheet, and contain new disclosure requirements about a company’s right of setoff and related arrangements associated with its financial and derivative instruments. Adoption of this pronouncement did not have a material effect on our consolidated financial statements.

On January 1, 2013, we adopted FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”), which is codified in ASC Topic 220, Comprehensive Income. This pronouncement adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. Adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Change in Accounting Principle

During the third quarter of 2012, we elected to change our method of recognizing defined benefit pension and other postretirement benefit expense. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within equity on our consolidated balance sheets annually, and these gains and losses were amortized into our operating results over the average remaining service period of plan participants, to the extent such gains and losses were in excess of a corridor.

Under our new method, we recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally measured annually as of December 31 and recorded during the fourth quarter, unless an interim remeasurement is required. The remaining components of benefit expense, primarily service and interest costs and the expected return on plan assets, will be recorded quarterly as ongoing expense or benefit. While the historical method of recognizing expense was acceptable, we believe the new method is preferable because it results in recognition in our operating results of actuarial gains and losses as they arise. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, all prior periods have been adjusted to apply the new method retrospectively. The effect of the change on retained earnings as of January 1, 2012, was a reduction of $106.0 million with a corresponding offset to accumulated other comprehensive loss.

We have presented the effects of the change in accounting principle on our condensed consolidated financial statements for the three months ended March 31, 2012 below. The following tables present the significant effects of the change on our historical condensed consolidated statement of operations and statement of comprehensive income. There was no effect on our historical condensed consolidated statement of cash flows.

Condensed Consolidated Statement of Operations Information

	Three months ended March 31, 2012
	As reported (1)	Effect of accounting change	As adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$460,425	$—	$460,425
Cost of sales	374,704	—	374,704

Gross profit	85,721	—	85,721
Selling, general and administrative expenses	76,487	(3,979)	72,508
Restructuring and impairment charges	311	—	311
Other expense (income):
Interest expense	6,374	—	6,374
Interest earned	(84)	—	(84)
Foreign currency losses, net	144	—	144
Miscellaneous expense, net	396	—	396

Income before income taxes	2,093	3,979	6,072
Income tax expense	1,386	1,423	2,809

Income from continuing operations	707	2,556	3,263
Income from discontinued operations, net of income taxes	707	—	707

Net income	1,414	2,556	3,970
Less: Net income attributable to noncontrolling interests	124	—	124

Net income attributable to Ferro Corporation common shareholders	$1,290	$2,556	$3,846

Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings:
From continuing operations	$—	$0.03	$0.03
From discontinued operations	0.01	—	0.01

	$0.01	$0.03	$0.04

Diluted earnings:
From continuing operations	$—	$0.03	$0.03
From discontinued operations	0.01	—	0.01

	$0.01	$0.03	$0.04

(1)	Adjusted to reflect the impact of discontinued operations (see Note 12).

Condensed Consolidated Statement of Comprehensive Income Information

	Three months ended March 31, 2012
	As reported	Effect of accounting change	As adjusted
	(Dollars in thousands)
Net income	$1,414	$2,556	$3,970
Other comprehensive income (loss), net of tax:
Foreign currency translation	24	—	24
Postretirement benefit liabilities	1,892	(2,556)	(664)

Total comprehensive income	3,330	—	3,330
Less: Comprehensive income attributable to noncontrolling interests	122	—	122

Comprehensive income attributable to Ferro Corporation	$3,208	$—	$3,208

3. Inventories

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials	$63,718	$64,923
Work in process	35,819	35,028
Finished goods	110,695	100,873

Total inventories	$210,232	$200,824

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.0 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $93.4 million at March 31, 2013, and $112.2 million at December 31, 2012, measured at fair value based on market prices for identical assets and net of credits.

4. Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $662.4 million at March 31, 2013, and $658.1 million at December 31, 2012. Unpaid capital expenditure liabilities, which are noncash investing activities, were $2.4 million at March 31, 2013, and $7.8 million at March 31, 2012. During the first quarter of 2013, the Nules, Spain and Casiglie, Italy properties classified as held for sale with a net book value of approximately $3.0 million as of December 31, 2012, were disposed of through sale. Total consideration received for the properties was approximately $3.3 million.

During the first quarter of 2013, we sold assets related to our solar pastes product line to Heraeus Precious Metals North America Conshocken LLC (“Heraeus LLC”). The assets sold included, among other things, certain machinery and equipment, certain open orders, raw materials and silver paste required for purchased open orders, and intellectual property. The consideration for the assets sold was $10.9 million, and resulted in a gain on the transaction of $9.0 million and is included within miscellaneous income within the condensed consolidated statement of operations. In addition, Heraeus LLC provided Ferro with approximately $12.0 million of precious metals, which was used to reduce amounts outstanding under our precious metals consignment program.

5. Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans payable to banks	$3,123	$2,477
Domestic accounts receivable asset securitization program	30,000	40,000
International accounts receivable sales programs	5,531	6,122
Current portion of long-term debt	36,524	36,553

Loans payable and current portion of long-term debt	$75,178	$85,152

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	34,662	34,417
Revolving credit facility	6,635	2,596
Capital lease obligations	6,126	6,433
Other notes	4,627	4,731

Total long-term debt	302,050	298,177
Current portion of long-term debt	(36,524)	(36,553)

Long-term debt, less current portion	$265,526	$261,624

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At March 31, 2013, advances received of $30.0 million were secured by $88.2 million of accounts receivable, and based on available and qualifying receivables, $20.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At March 31, 2013, the interest rate was 0.6%.

We also have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At March 31, 2013, the commitments supporting these programs totaled $17.9 million, the advances received of $5.5 million were secured by $8.3 million of accounts receivable, and based on available and qualifying receivables, $0.3 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At March 31, 2013, the weighted-average interest rate was 1.9%.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2013, we were in compliance with the covenants under the Senior Notes’ indenture.

6.5% Convertible Senior Notes

The 6.5% Convertible Senior Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at March 31, 2013, and $35.1 million at December 31, 2012. At March 31, 2013, we were in compliance with the covenants under the Convertible Notes’ indenture.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). In March 2013, we amended the 2010 Credit Facility (the “2013 Amended Credit Facility”) to provide additional operating flexibility. The primary effects of the 2013 Amended Credit Facility were to:

•	Decrease the Revolving Loan Commitment Amount from $350.0 million to $250.0 million;

•

Amend the calculation of EBITDA to provide for a restructuring expense add-back attributable to the Company’s restructuring programs of $30.0 million in 2013, $20.0 million in 2014 and $10.0 million in 2015, with no aggregate limit on restructuring expense;

•

Increase the maximum permitted leverage ratio such that for (i) the first, second and third quarters of 2013, it shall increase from 3.50 to 4.25; (ii) the fourth quarter of 2013 and first quarter of 2014, it shall increase from 3.50 to 4.00; (iii) the second and third quarters of 2014, it shall increase from 3.50 to 3.75; and (iv) the fourth quarter of 2014 and thereafter, it will be 3.50; and

•

Amend the requirements for Permitted Acquisitions such that for the Company to consummate a Permitted Acquisition the Company must have minimum liquidity of $100.0 million and the Company’s Secured Leverage Ratio must be less than 1.50.

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $239.2 million of additional borrowings available at March 31, 2013. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At March 31, 2013, the interest rate was 3.7%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At March 31, 2013, we were in compliance with the covenants of the 2013 Amended Credit Facility.

6. Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$32,897	$32,897	$32,897	$—	$—
Loans payable	(38,654)	(38,654)	—	(38,654)	—
7.875% Senior Notes	(250,000)	(261,540)	—	(261,540)	—
6.50% Convertible Senior Notes, net of unamortized discounts	(34,662)	(35,241)	—	(35,241)	—
Revolving credit facility	(6,635)	(6,760)	—	(6,760)	—
Other long-term notes payable	(4,627)	(3,850)	—	(3,850)	—
Foreign currency forward contracts, net	2,715	2,715	—	2,715	—

	December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$29,576	$29,576	$29,576	$—	$—
Loans payable	(48,599)	(48,599)	—	(48,599)	—
7.875% Senior Notes	(250,000)	(231,500)	—	(231,500)	—
6.50% Convertible Senior Notes, net of unamortized discounts	(34,417)	(34,803)	—	(34,803)	—
Revolving credit facility	(2,596)	(2,634)	—	(2,634)	—
Other long-term notes payable	(4,731)	(3,937)	—	(3,937)	—
Foreign currency forward contracts, net	(4,758)	(4,758)	—	(4,758)	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of short-term loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair values of the Senior Notes and the Convertible Notes are based on third-party estimated bid prices. The fair values of the revolving credit facility and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency (gains) losses, net in the condensed consolidated statements of operations. The fair values of these contracts are based on market prices for comparable contracts. We had foreign currency forward contracts with notional amounts of $249.1 million at March 31, 2013, and $250.7 million at December 31, 2012.

The following table presents the effect on our consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss) Recognized in Earnings
	2013	2012	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$964	$(5,653)	Foreign currency losses, net

The following table presents the fair values on our consolidated balance sheets of foreign currency forward contracts:

	March 31, 2013	December 31, 2012	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$3,640	$—	Other current assets
Foreign currency forward contracts	—	213	Accrued expenses and other current liabilities

Total	$3,640	$213

Liability derivatives:
Foreign currency forward contracts	$(925)	$—	Other current assets
Foreign currency forward contracts	—	(4,971)	Accrued expenses and other current liabilities

Total	$(925)	$(4,971)

7. Income Taxes

Income tax expense for the three months ended March 31, 2013, was $1.0 million, or 10.2% of pre-tax income. In the first three months of 2012, we recorded income tax expense of $2.8 million, or 46.3% of pre-tax income. The decrease in the effective tax rate was primarily the result of differences in pre-tax loss or income in loss jurisdictions with full valuation allowances for which no tax benefit or expense is recognized.

8. Contingent Liabilities

We have recorded environmental liabilities of $9.4 million at March 31, 2013, and $9.6 million at December 31, 2012, for costs associated with the remediation of certain of our properties that have been contaminated, primarily a non-operating facility in Brazil. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9. Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans have been adjusted for our change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle. Net periodic benefit (credit) cost for the three months ended March 31, 2013 and 2012, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$4	$4	$533	$577	$—	$—
Interest cost	4,485	4,869	1,230	1,375	285	396
Expected return on plan assets	(6,181)	(5,096)	(748)	(753)	—	—
Amortization of prior service cost (credit)	3	12	6	(33)	(29)	(33)

Net periodic benefit (credit) cost	$(1,689)	$(211)	$1,021	$1,166	$256	$363

Net periodic benefit credit for our U.S. pension plans for the three months ended March 31, 2013 increased from the effects of a lower discount rate and larger plan asset balances resulting in increased expected returns.

10. Stock-Based Compensation

Our Board of Directors granted 0.5 million stock options, 0.4 million performance share units and 0.3 million deferred stock units during the first quarter of 2013 under our 2010 Long Term Incentive Plan. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2013:

Stock Options
Weighted-average grant-date fair value	$3.79
Expected life, in years	6.0
Risk-free interest rate	1.4%
Expected volatility	85.6%

The weighted average grant date fair value of our performance share units was $5.29. These shares are currently expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the three months ended March 31, 2013, was $5.44.

We recognized stock-based compensation expense of $1.3 million for the three months ended March 31, 2013, and $2.0 million for the three months ended March 31, 2012. At March 31, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $10.2 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2016.

11. Restructuring and Cost Reduction Programs

In the first quarter of 2013, we developed and initiated restructuring programs across the organization with the objectives of realigning the business and lowering our cost structure. Specifically, the programs relate to our European operations, certain corporate functions, improvement of operational efficiencies, and the exit of the solar pastes product line. As a result of the restructuring actions, the Company expects to incur charges of approximately $26 million, substantially all of which will be for severance costs and require future cash expenditures. The programs are subject to required consultations with employee representatives at the affected sites and other local legal requirements. Charges associated with these programs were $9.5 million for the three months ended March 31, 2013.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2012	$4,093	$6,139	$—	$10,232
Restructuring charges	8,170	1,284	—	9,454
Cash payments	(2,902)	(4,699)	—	(7,601)
Non-cash items	(204)	(77)	—	(281)

Balance at March 31, 2013	$9,157	$2,647	$—	$11,804

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

12. Discontinued Operations

During the first quarter of 2013, we completed the sale of the stock of our pharmaceuticals business, Ferro Pfanstiehl Laboratories, Inc. (“FPL”), which was previously reported within the Pharmaceuticals reportable segment. Consideration was comprised of a $16.9 million cash payment, and the transaction also included an earn-out incentive of up to $8.0 million based on achieving certain earnings targets over a two-year period. In March 2013, prior to the sale, an impairment loss of $8.7 million associated with the long lived assets of FPL was recorded under ASC Topic 360 Property, Plant and Equipment. The write down was determined by estimating the fair value of the assets less cost to sell of $14.8 million using the market approach considering a bona fide purchase offer, a level three measurement within the fair value hierarchy.

The operations of FPL have been segregated from continuing operations and are included in discontinued operations in our condensed consolidated statements of operations. Interest expense has been allocated to the discontinued operation based on the ratio of net assets of FPL to consolidated net assets excluding debt.

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Net sales	$4,791	$5,965
Cost of sales	2,762	3,363

Gross profit	2,029	2,602
Selling, general and administrative expenses	1,181	1,198
Impairment	8,682	—
Interest expense	589	366
Miscellaneous expense (income), net	(2)	(2)

(Loss) income from discontinued operations before income taxes	(8,421)	1,040
Income tax expense	—	333

(Loss) income from discontinued operations, net of income taxes	$(8,421)	$707

The following is a summary of the assets and liabilities of FPL at December 31, 2012, which are presented separately on the condensed consolidated balance sheet:

(Dollars in thousands)
Inventories	$6,267
Other current assets	22

Current assets of discontinued operations	6,289

Property, plant and equipment, net	15,346

Other assets of discontinued operations	15,346

Accounts payable	880
Accrued payrolls	47
Accrued expenses and other current liabilities	373

Current liabilities of discontinued operations	$1,300

13. Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended March 31,
	2013	As adjusted 2012
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$883	$3,846
Adjustment for loss (income) from discontinued operations	8,421	(707)

Total	$9,304	$3,139

Weighted-average common shares outstanding	86,439	86,233
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.11	$0.03
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$883	$3,846
Adjustment for loss (income) from discontinued operations	8,421	(707)

Total	$9,304	$3,139

Weighted-average common shares outstanding	86,439	86,233
Assumed exercise of stock options	98	191
Assumed satisfaction of deferred stock unit conditions	62	23
Assumed satisfaction of restricted stock unit conditions	35	—
Assumed satisfaction of performance stock unit conditions	45	—
Assumed satisfaction of restricted share conditions	97	248

Weighted-average diluted shares outstanding	86,776	86,695

Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.11	$0.03

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 5.3 million for the three months ended March 31, 2013, and 6.9 million for the three months ended March 31, 2012.

14. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2013, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$2,647	$14,080	$(77)	$16,650
Other comprehensive income before reclassifications	—	(3,003)	—	(3,003)
Amounts reclassified from accumulated other comprehensive income	(68)	—	—	(68)

Net current period other comprehensive income	(68)	(3,003)	—	(3,071)

Ending accumulated other comprehensive income (loss)	$2,579	$11,077	$(77)	$13,579

15. Reporting for Segments

During the first quarter of 2013, the Company reorganized its operating segments to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated. The new structure aligns the continuing product lines of our former Electronic Materials segment with our continuing operating segments. Under the new structure, we will continue to report Specialty Plastics, Polymer Additives and Performance Coatings, which aggregates our Tile Coating Systems and Porcelain Enamel operating segments, consistent with the manner in which they have historically been reported. The Glass Systems and Performance Pigments and Colors operating segments that aggregated into the historically reported Color and Glass Performance Materials segment, now include our continuing product lines that were historically reported within the Electronic Materials segment, and as a result of such inclusion, fail to meet the aggregation criteria for continuing to report as one segment. These operating segments will now be reported as the Pigments, Powders and Oxides, and Performance Colors and Glass segments. As discussed in Note 12, our pharmaceuticals business that comprised the Pharmaceuticals segment was sold in the first quarter, and is reported as a discontinued operation.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Pigments, Powders and Oxides	$54,787	$69,223
Performance Colors and Glass	98,127	103,908
Performance Coatings	138,902	152,514
Polymer Additives	80,869	87,724
Specialty Plastics	44,839	47,056

Total net sales	$417,524	$460,425

In the first quarter, in conjunction with the changes to operating segments, we have changed the profitability metric utilized by management to evaluate segment performance. The metric that was utilized historically was segment income, and segment gross profit is the metric that will now be utilized. We measure segment gross profit for internal reporting purposes by excluding certain other cost of sales, which includes costs associated with facilities that have been idled or closed. Each segment’s gross profit and a reconciliation to income before income taxes from continuing operations follows:

	Three months ended March 31,
	2013	As adjusted 2012
	(Dollars in thousands)
Pigments, Powders and Oxides	$8,173	$7,032
Performance Colors and Glass	27,258	28,908
Performance Coatings	28,592	30,359
Polymer Additives	8,854	11,439
Specialty Plastics	7,389	8,659
Other cost of sales	(1,029)	(676)

Total gross profit	79,237	85,721
Selling, general and administrative expenses	61,592	72,508
Restructuring and impairment charges	9,454	311
Other (income) expense, net	(1,766)	6,830

Income before income taxes	$9,957	$6,072

Segment assets primarily consist of trade accounts receivable; inventories; property, plant and equipment; and intangible assets. Unallocated assets primarily include cash and cash equivalents, other receivables and deferred income taxes. As a result of the change in segments and the re-allocation of goodwill due to changes in reporting units, total segment assets under the new structure at March 31, 2013 are presented below and total segment assets at December 31, 2012 have been adjusted to also reflect the new structure.

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Pigments, Powders and Oxides	$109,886	$112,504
Performance Colors and Glass	236,220	232,737
Performance Coatings	352,894	366,068
Polymer Additives	129,559	110,865
Specialty Plastics	53,449	48,327
Unallocated assets	178,678	208,602

Total assets	$1,060,686	$1,079,103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2013, we completed the sale of assets related to solar pastes and exited the product line, which represents a decrease in sales and gross profit in the first quarter of 2013 compared to the first quarter of 2012. However, this action will result in significant improvements in profitability for the full year. In addition, we completed the sale of the stock of our pharmaceuticals business, which is in line with our strategy to divest non-core businesses and drive earnings growth and profitability in our core Performance Materials and Performance Chemicals businesses.

Additionally, we continue to execute against our cost savings plans, which has resulted in significant savings in the first quarter of 2013 compared with the prior-year same period. Further, we have announced additional planned cost savings, which we expect to be approximately $70 million by 2014.

In addition to the impact of solar pastes, we also experienced a continued decline in demand for certain plasticizer products in our Polymer Additives segment driven by changing environmental regulations, weakness in Europe and raw material challenges in our Performance Coatings segment.

For the three months ended March 31, 2013, Ferro’s net income was $0.5 million, compared with net income of $4.0 million in 2012, and net income attributable to common shareholders was $0.9 million, compared to net income attributable to common shareholders of $3.8 million in 2012. Income from continuing operations was $8.9 million in the three months ended March 31, 2013, compared with net income from continuing operations of $3.3 million in 2012. Our total segment gross profit for the first quarter of 2013 was $79.2 million, compared with $85.7 million in 2012. We incurred restructuring charges of $9.5 million associated with actions primarily related to our European and corporate operations in the first quarter. Further, we recorded a gain on the sale of assets related to solar pastes of $9.0 million.

Outlook

We have made considerable progress against our strategic objectives during the first quarter of 2013, and expect the momentum that has been built to continue through the remainder of the year. We have executed against our cost reduction plans for the first quarter, and have additional actions underway in the areas of (1) business realignment, (2) operational efficiency, and (3) corporate and back office functions, which are expected to drive cost savings of approximately $70 million by 2014. These actions, in addition to the cost savings from exiting solar pastes will significantly improve the Company’s cost structure.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations—Consolidated

For the three months ended March 31, 2012, amounts originally reported have been adjusted for the effects of applying retrospectively the change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle, to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q. Additionally, all periods presented reflect FPL as a discontinued operation.

Comparison of the three months ended March 31, 2013 and 2012

For the three months ended March 31, 2013, Ferro net income was $0.5 million, compared with net income of $4.0 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, Ferro net income attributable to common shareholders was $0.9 million, or $0.01 per share, compared with Ferro net income attributable to common shareholders of $3.8 million, or $0.04 per share, for the three months ended March 31, 2012.

Net Sales

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$386,787	$417,903	$(31,116)	(7.4)%
Sales of precious metals	30,737	42,522	(11,785)	(27.7)%

Net sales	417,524	460,425	(42,901)	(9.3)%
Cost of sales	338,287	374,704	(36,417)	(9.7)%

Gross profit	$79,237	$85,721	$(6,484)	(7.6)%

Gross profit as a % of net sales excluding precious metals	20.5%	20.5%

Net sales decreased by 9.3% in the three months ended March 31, 2013, compared with the prior-year same period. The exit of solar pastes during the first quarter of 2013 drove a significant decrease in net sales compared to the prior-year, and also drove the significant decrease in sales of precious metals. Additionally, sales of our Performance Coatings products decreased compared to the prior-year primarily due to the increasingly competitive sales environment, in combination with reduced demand and Polymer Additives sales continued to decline due to reduced demand for certain plasticizer products resulting from changing environmental regulations.

Gross Profit

Gross profit decreased 7.6% in the three months ended March 31, 2013, compared to the prior-year same period. The significant drivers of the reduced gross profit are the exit of solar pastes, certain inventory obsolescence charges taken during the first quarter of 2013, and reduced volumes in our Performance Coatings and Polymer Additives segments. Gross profit percentage increased to 19.0% of net sales in the three months ended March 31, 2013 from 18.6% in the prior-year same period, and was driven by favorable mix.

Selling, General and Administrative Expense

The following table presents our segments summarized into their respective operating groups, with Pigments, Powders and Oxides, Performance Colors and Glass, and Performance Coatings comprising Performance Materials, and Polymer Additives and Specialty Plastics comprising Performance Chemicals. In conjunction with the changes to segments, we also changed the profitability metric utilized by management to evaluate segment performance, as discussed in Note 15. The metric that was utilized historically was segment income, which included selling, general and administrative (“SG&A”) expenses that were directly incurred by each segment, as well as certain allocated costs. Segment gross profit is the metric that is now utilized. Further, we have refined our approach to managing SG&A expenses and are intensely focused on analyzing expenses at the individual site level, and also across functional areas within the Company, as opposed to the segment level, and will evaluate performance in this manner.

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Performance materials	$40,228	$47,585	$(7,357)	(15.5)%
Performance chemicals	6,248	6,921	(673)	(9.7)%
Corporate	15,116	18,002	(2,886)	(16.0)%

Total selling, general and administrative expense	$61,592	$72,508	$(10,916)	(15.1)%

SG&A expenses were $10.9 million lower in the three months ended March 31, 2013 compared with the prior-year same period. As a percentage of sales, SG&A expenses declined 0.9% from 15.7% in the first quarter of 2012 to 14.8% in the first quarter of 2013. The primary drivers of the reduction in SG&A expense were the various personnel actions taken during 2012 and into the first quarter of 2013, which drove the decrease in personnel expenses and stock-based compensation expense. In addition, increased expected returns on our pension plan assets has reduced pension and other postretirement benefit expense in the first quarter of 2013 compared to the prior-year same period, and our expenses related to an initiative to streamline and standardize business processes and improve management information systems tools have decreased compared to the prior-year as a result of the project being placed into service during 2012.

The following table includes SG&A components with significant changes between 2013 and 2012:

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$42,250	$46,993	$(4,743)	(10.1)%
Pension and other postretirement benefits	(412)	1,318	(1,730)	NM
Management information systems tools initiative	—	1,209	(1,209)	(100.0)%
Bad debt expense	(92)	1,038	(1,130)	NM
Stock-based compensation	1,346	2,043	(697)	(34.1)%
Idle sites	363	706	(343)	(48.6)%
Other	18,137	19,201	(1,064)	(5.5)%

Selling, general and administrative expense	$61,592	$72,508	$(10,916)

NM — Not meaningful

Restructuring and Impairment Charges

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Employee severance	$8,170	$311	$7,859	NM
Other restructuring costs	1,284	—	1,284	100.0%

Restructuring and impairment	$9,454	$311	$9,143	NM

NM — Not meaningful

Restructuring and impairment charges increased significantly in the first quarter of 2013 compared to the prior-year same period. The drivers of the increase are the various restructuring actions that have been taken during the first quarter, as well as expense incurred during the first quarter related to the disposal of the leased corporate aircraft.

Interest Expense

Interest expense in the first quarter of 2013 increased compared to the prior-year same period, primarily due to the write-off of deferred financing fees resulting from amending our revolving credit facility and the commitment amount being reduced from $350.0 million to $250.0 million. The components of interest expense are as follows:

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest expense	$6,226	$6,245	$(19)	(0.3)%
Amortization of bank fees	1,075	496	579	NM
Interest capitalization	(4)	(367)	363	(98.9)%

Interest expense	$7,297	$6,374	$923	14.5%

NM — Not meaningful

Income Tax Expense

During the first quarter of 2013, income tax expense was $1.0 million, or 10.2% of pre-tax income. In the first three months of 2012, we recorded income tax expense of $2.8 million, or 46.3% of pre-tax income. The decrease in the effective tax rate was primarily the result of differences in pre-tax loss or income in loss jurisdictions with full valuation allowances for which no tax benefit or expense is recognized.

Results of Operations—Segment Information

Comparison of the three months ended March 31, 2013 and 2012

Performance Materials

Pigments, Powders and Oxides

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$35,505	$42,874	$(7,369)	(17.2)%
Segment precious metal sales	19,282	26,349	(7,067)	(26.8)%

Segment net sales	54,787	69,223	(14,436)	(20.9)%
Segment gross profit	8,173	7,032	1,141	16.2%
Gross profit as a % of segment net sales excluding precious metals	23.0%	16.4%

Sales in Pigments, Powders and Oxides decreased due to the exit of solar pastes during the first quarter of 2013, which comprised approximately $5 million of the decrease in net sales excluding precious metals from the prior-year same period, with the remainder of the decrease attributable to reduced demand for certain pigments products. Gross profit increased over the prior-year same period due to increased profitability of our metal powders product line, partially offset by inventory obsolescence charges of approximately $2 million and the exit of solar pastes.

Performance Colors and Glass

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$86,672	$87,735	$(1,063)	(1.2)%
Segment precious metal sales	11,455	16,173	(4,718)	(29.2)%

Segment net sales	98,127	103,908	(5,781)	(5.6)%
Segment gross profit	27,258	28,908	(1,650)	(5.7)%
Gross profit as a % of segment net sales excluding precious metals	31.4%	32.9%

Sales in Performance Colors and Glass decreased primarily due to lower volumes in our colors, container glass and dental glass product lines, partially mitigated by strong volumes in our automotive glass products. Gross profit also decreased from the prior-year same period as a result of unfavorable volume and mix, as well as unfavorable pricing.

Performance Coatings

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	138,902	152,514	(13,612)	(8.9)%
Segment gross profit	28,592	30,359	(1,767)	(5.8)%
Gross profit as a % of segment net sales	20.6%	19.9%

The sales decrease in Performance Coatings was driven by both Tile Coating Systems and Porcelain Enamel. Sales in Tile Coating Systems decreased primarily due to unfavorable pricing, which impacted sales by approximately $8 million as a result of significant reductions in raw material prices, as well as reduced volumes that were largely driven by the sale in 2012 of a business in Latin America that contributed to first quarter 2012 sales. Sales in Porcelain Enamel decreased by approximately $6 million compared to the prior-year same period, primarily driven by lower volumes as a result of continued weakness in Europe, in combination with reduced demand in North America and Latin America. Gross profit in Tile Coating Systems and Porcelain Enamel decreased compared to the prior-year same period primarily due to unfavorable volume and mix.

Performance Chemicals

Polymer Additives

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$80,869	$87,724	$(6,855)	(7.8)%
Segment gross profit	8,854	11,439	(2,585)	(22.6)%
Gross profit as a % of segment net sales	10.9%	13.0%

Sales decreased in Polymer Additives primarily due to the continued decline in demand for certain plasticizer products that is being driven by changing environmental regulations, as well as the weakness in Europe. Gross profit decreased from the prior-year same period as a result of the decline in volumes and the unfavorable impact of raw material costs.

Specialty Plastics

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$44,839	$47,056	$(2,217)	(4.7)%
Segment gross profit	7,389	8,659	(1,270)	(14.7)%
Gross profit as a % of segment net sales	16.5%	18.4%

Sales decreased in Specialty Plastics primarily due to the performance in the first quarter of 2012 being extraordinarily high, as a result of numerous customers adjusting inventory to normalized levels after destocking in late 2011, and certain customers pre-purchasing large volumes based on commodity pricing concerns, in addition to exiting certain low profitability customers. Lower sales volumes were partially offset by favorable pricing. Gross profit also decreased from the prior-year same period, primarily due to unfavorable volumes and sales mix, in combination with unfavorable raw materials cost.

	Three months ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$174,403	$203,771	$(29,368)	(14.4)%
International	243,121	256,654	(13,533)	(5.3)%

Total	$417,524	$460,425	$(42,901)	(9.3)%

Net sales declined in the United States and international regions compared to the prior-year same period. In the first quarter of 2013, sales originating in the United States were 42% of total net sales, compared with 44% of net sales in the first quarter of 2012. The decline in sales in the United States was primarily driven by the exit of solar pastes, in combination with reduced demand for certain plasticizer products. International sales decreased due to continued weakness in Europe, the impact of the exit of solar pastes on Asia-Pacific, reduced demand for certain plasticizer products that has also had a significant impact on Europe, as well as reduced demand for our Performance Coatings products in both Latin America and Europe.

Summary of Cash Flows for the three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012	$ Change
	(Dollars in thousands)
Net cash used for operating activities	(17,106)	(10,975)	(6,131)
Net cash provided by (used for) investing activities	24,962	(22,211)	47,173
Net cash (used for) provided by financing activities	(4,187)	33,489	(37,676)
Effect of exchange rate changes on cash and cash equivalents	(348)	(23)	(325)

Increase in cash and cash equivalents	$3,321	$280	$3,041

Details of net cash used for operating activities were as follows:

	Three months ended March 31,
	2013	2012	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$520	$3,970	$(3,450)
Gain on sale of assets and business	(10,895)	(208)	(10,687)
Restructuring and impairment charges	1,859	(159)	2,018
Depreciation and amortization	13,264	13,879	(615)
Accounts receivable	(13,946)	(33,733)	19,787
Inventories	(6,095)	(11,929)	5,834
Accounts payable	8,233	11,554	(3,321)
Other changes in current assets and liabilities, net	(13,579)	14,404	(27,983)
Other adjustments, net	3,533	(8,753)	12,286

Net cash used for operating activities	$(17,106)	$(10,975)	$(6,131)

Cash flows from operating activities. Cash flows from operating activities decreased by $6.1 million in the first three months of 2013 compared with the prior-year same period. The decrease in cash flows was primarily the result of increased cash outflows related to our restructuring activities of $7.6 million during the first three months of 2013. Reconciling net income to cash flows from operating activities included approximately $1.9 million of non-cash restructuring charges, depreciation and amortization, as well as the net financial statement impact of the sale of solar assets and Ferro Pfansteihl Laboratories, Inc. (“FPL”). Approximately $12.3 million in interest was paid during the current quarter compared to $12.1 million in the first three months of 2012. Interest payments were primarily comprised of semiannual interest on our outstanding senior notes. Accounts receivable and inventories increased from year end, but less than the increase in the prior-year same period, which is primarily the result of decreased sales compared to the prior-year, as well as stronger inventory management.

Cash flows from investing activities. Cash flows from investing activities increased $47.2 million in the first three months of 2013 compared with the prior-year same period. Cash received for the sale of solar assets and FPL, totaling $27.7 million, comprised the majority of the increase. Capital expenditures decreased to $8.2 million in the first three months of 2013 from $22.6 million in the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $37.7 million in the first three months of 2013 compared with the prior-year same period. In the first three months of 2013, we reduced borrowings under our domestic accounts receivable asset securitization program by $10.0 million and increased borrowings through our revolving credit facility by $4.0 million. In the first quarter of 2012, we borrowed $30.0 million through our domestic accounts receivable asset securitization program and $2.2 million through our revolving credit facility.

Capital Resources and Liquidity

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at March 31, 2013, and December 31, 2012. Through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2013, we were in compliance with the covenants under the Senior Notes’ indenture.

6.5% Convertible Senior Notes

The 6.5% Convertible Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at March 31, 2013, and $35.1 million at December 31, 2012. At March 31, 2013, we were in compliance with the covenants under the Convertible Notes’ indenture.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”). In March 2013, we amended the 2010 Credit Facility (the “2013 Amended Credit Facility”) to provide additional operating flexibility. The primary effects of the 2013 Amended Credit Facility were to:

•	Decrease the Revolving Loan Commitment Amount from $350.0 million to $250.0 million;

•

Amend the calculation of EBITDA to provide for a restructuring expense add-back attributable to the Company’s restructuring programs of $30.0 million in 2013, $20.0 million in 2014 and $10.0 million in 2015, with no aggregate limit on restructuring expense;

•

Increase the maximum permitted leverage ratio such that for (i) the first, second and third quarters of 2013, it shall increase from 3.50 to 4.25; (ii) the fourth quarter of 2013 and first quarter of 2014, it shall increase from 3.50 to 4.00; (iii) the second and third quarters of 2014, it shall increase from 3.50 to 3.75; and (iv) the fourth quarter of 2014 and thereafter, it will be 3.50; and

•

Amend the requirements for Permitted Acquisitions such that for the Company to consummate a Permitted Acquisition the Company must have minimum liquidity of $100.0 million and the Company’s Secured Leverage Ratio must be less than 1.50.

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $239.2 million of additional borrowings available at March 31, 2013. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At March 31, 2013, the interest rate was 3.7%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At March 31, 2013, we were in compliance with the covenants of the 2013 Amended Credit Facility.

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In 2012, we extended the maturity of this credit facility through May 2013. The Company intends to renew or replace this program prior to its scheduled expiration; however, there can be no assurances that the company will be able to do so. At March 31, 2013, advances received of $30.0 million were secured by $88.2 million of accounts receivable, and based on available and qualifying receivables, $20.0 million of additional borrowings were available under the program. At December 31, 2012, we had borrowed $40.0 million under this facility. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At March 31, 2013, the interest rate was 0.6%.

International Receivable Sales Programs

We have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At March 31, 2013, commitments supporting these programs totaled $17.9 million, advances received of $5.5 million were secured by $8.3 million of accounts receivable, and based on available and qualifying receivables, $0.3 million of additional borrowings were available under the programs. At December 31, 2012, we had borrowed $6.1 million under this facility. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At March 31, 2013, the weighted-average interest rate was 1.9%.

Off Balance Sheet Arrangements

Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $93.4 million at March 31, 2013, and $112.2 million at December 31, 2012, measured at fair value based on market prices for identical assets and net of credits. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2013, or December 31, 2012, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $277.5 million at March 31, 2013, and $361.5 million at December 31, 2012, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity and to ensure short-term covenant compliance, including ongoing restructuring activities, suspension of dividend payments on our common stock in 2009, and the sale of assets related to our solar pastes product line in 2013.

Our credit facilities and the indenture governing our senior notes contain a number of restrictive covenants, including those described in more detail in Note 6 to the consolidated financial statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants under our credit facilities, including a leverage ratio and an interest coverage ratio. These covenants under our credit facilities restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These facilities and our senior notes are described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 6 to the consolidated financial statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses. A reduced forecast for our solar pastes sales and a diminished outlook for our future opportunities in the solar market led to our decision to sell assets related to our solar pastes product line in 2013. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$453	$543
Fixed-rate debt:
Carrying amount	289,289	289,148
Fair value	300,631	270,240
Change in fair value from 1% increase in interest rates	(11,227)	(10,113)
Change in fair value from 1% decrease in interest rates	11,846	10,668
Foreign currency forward contracts:
Notional amount	249,074	250,680
Carrying amount and fair value	2,715	(4,758)
Change in fair value from 10% appreciation of U.S. dollar	12,880	13,205
Change in fair value from 10% depreciation of U.S. dollar	(15,742)	(16,140)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Litigation Related to A. Schulman, Inc.’s Proposal to Acquire All Outstanding Shares of the Company—On March 29, 2013, a purported shareholder of the Company filed a putative shareholder derivative and class action lawsuit in the Cuyahoga County, Ohio, Court of Common Pleas (Turberg v. Lawrence et al., No. 13-CV-803886), and on April 9, 2013, a purported shareholder of the Company filed a substantially similar putative shareholder derivative and class action lawsuit in the United States District Court for the Northern District of Ohio (Raul v. Hipple et al., No. 1:13-cv-00783). Both complaints assert claims on behalf of the Company and the Company’s common shareholders and allege, among other things, that members of the Company’s current Board of Directors violated their fiduciary duties. The complaints relate generally to the proposal by A. Schulman, Inc. publicized on March 4, 2013 to acquire all outstanding common shares of the Company and the Board’s response to that proposal. Both actions seek a declaration that the Board violated its fiduciary duties, an injunction against the Board initiating defensive measures to prevent an acquisition, other declaratory and equitable relief, and attorneys’ fees.

The defendant directors believe the allegations against them lack merit and intend to defend the lawsuits vigorously. Because these proceedings are at the preliminary stages of litigation, their outcome cannot be predicted at this time.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility, as amended, and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility, as amended, is the more limiting of the two covenants and is described under the Revolving Credit Facility in Note 6 within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except for per share amounts)
January 1, 2013 to January 31, 2013	—	$—	—	—
February 1, 2013 to February 28, 2013	16	5.58	—	—
March 1, 2013 to March 31, 2013	—	—	—	—

Total	16		—

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

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

FERRO CORPORATION (Registrant)

Date: April 24, 2013
/s/ Peter T. Thomas
Peter T. Thomas
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2013
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

10	Material Contracts:

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Ferro Corporation, certain of Ferro Corporation’s subsidiaries, PNC Bank, National Association, as the Administrative Agent and the Collateral Agent, and various financial institutions as Lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 28, 2013).

10.2	Second Amendment to Amended and Restated Receivables Purchase Agreement among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association, as Agent and LC Bank (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.3	Second Amendment to Purchase and Contribution Agreement by and between Ferro Corporation and Ferro Finance Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.4	Termination Agreement by and between Ferro Corporation and Ferro Pfanstiehl Laboratories Inc. (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.5	Change in Control Agreement, dated March 22, 2013, between Peter T. Thomas and Ferro Corporation.*

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.