Form 10-Q
period 2013-06-30
FERRO CORP
filed 2013-07-31
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

At June 30, 2013, there were 86,598,245 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

Exhibit 3.5
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands, except per share amounts)
Net sales	$435,455	$475,546	$852,979	$935,971
Cost of sales	347,801	389,728	686,088	764,432

Gross profit	87,654	85,818	166,891	171,539
Selling, general and administrative expenses	64,316	66,304	125,908	138,812
Restructuring and impairment charges	13,450	4,728	22,904	5,039
Other expense (income):
Interest expense	6,971	6,476	14,268	12,850
Interest earned	(70)	(51)	(123)	(135)
Foreign currency losses (gains), net	1,202	(221)	2,708	(77)
Miscellaneous expense (income), net	1,232	1,845	(9,284)	2,241

Income before income taxes	553	6,737	10,510	12,809
Income tax expense	2,535	4,859	3,551	7,668

(Loss) income from continuing operations	(1,982)	1,878	6,959	5,141
Income (loss) from discontinued operations, net of income taxes	—	328	(8,421)	1,035

Net (loss) income	(1,982)	2,206	(1,462)	6,176
Less: Net income (loss) attributable to noncontrolling interests	148	330	(215)	454

Net (loss) income attributable to Ferro Corporation common shareholders	$(2,130)	$1,876	$(1,247)	$5,722

(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings:
From continuing operations	$(0.02)	$0.02	$0.08	$0.05
From discontinued operations	—	—	(0.09)	0.01

	$(0.02)	$0.02	$(0.01)	$0.06

Diluted (loss) earnings:
From continuing operations	$(0.02)	$0.02	$0.08	$0.05
From discontinued operations	—	—	(0.09)	0.01

	$(0.02)	$0.02	$(0.01)	$0.06

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands)
Net (loss) income	$(1,982)	$2,206	$(1,462)	$6,176
Other comprehensive loss, net of tax:
Foreign currency translation	(5,064)	(6,285)	(8,046)	(6,261)
Postretirement benefit liabilities	(69)	(691)	(137)	(1,355)

Total comprehensive loss	(7,115)	(4,770)	(9,645)	(1,440)
Less: Comprehensive income (loss) attributable to noncontrolling interests	250	281	(92)	403

Comprehensive loss attributable to Ferro Corporation	$(7,365)	$(5,051)	$(9,553)	$(1,843)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$30,662	$29,576
Accounts receivable, net	338,208	306,463
Inventories	194,468	200,824
Deferred income taxes	8,004	7,995
Other receivables	28,289	31,554
Other current assets	12,037	10,802
Current assets of discontinued operations	—	6,289

Total current assets	611,668	593,503
Other assets
Property, plant and equipment, net	295,936	309,374
Goodwill	62,573	62,975
Amortizable intangible assets, net	12,595	14,410
Deferred income taxes	20,343	21,554
Other non-current assets	54,351	61,941
Other assets of discontinued operations	—	15,346

Total assets	$1,057,466	$1,079,103

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$76,073	$85,152
Accounts payable	189,387	182,024
Accrued payrolls	36,044	31,643
Accrued expenses and other current liabilities	72,770	76,384
Current liabilities of discontinued operations	—	1,300

Total current liabilities	374,274	376,503
Other liabilities
Long-term debt, less current portion	262,973	261,624
Postretirement and pension liabilities	203,124	216,167
Other non-current liabilities	18,450	18,135

Total liabilities	858,821	872,429
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.6 million shares outstanding in 2013 and 2012	93,436	93,436
Paid-in capital	319,395	321,652
Retained deficit	(87,853)	(86,606)
Accumulated other comprehensive income	8,344	16,650
Common shares in treasury, at cost	(147,732)	(151,605)

Total Ferro Corporation shareholders’ equity	185,590	193,527
Noncontrolling interests	13,055	13,147

Total equity	198,645	206,674

Total liabilities and equity	$1,057,466	$1,079,103

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury		Common	Paid-in	Retained Earnings	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Interests	Total Equity
	(In thousands)
Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$287,662	$23,899	$10,232	$582,494
Net income					5,722		454	6,176
Other comprehensive loss						(7,565)	(51)	(7,616)
Stock-based compensation transactions	1	713		2,559				3,272
Distributions to noncontrolling interests							(380)	(380)

Balances at June 30, 2012	6,866	$(152,904)	$93,436	$323,441	$293,384	$16,334	$10,255	$583,946

Balances at December 31, 2012	6,962	$(151,605)	$93,436	$321,652	$(86,606)	$16,650	$13,147	$206,674
Net loss					(1,247)		(215)	(1,462)
Other comprehensive (loss) income						(8,306)	123	(8,183)
Stock-based compensation transactions	(125)	3,873		(2,257)				1,616

Balances at June 30, 2013	6,837	$(147,732)	$93,436	$319,395	$(87,853)	$8,344	$13,055	$198,645

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(8,554)	$5,178
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(15,902)	(35,508)
Proceeds from sale of assets	15,448	1,192
Proceeds from sale of stock of Ferro Pfanstiehl Laboratories, Inc.	16,912	—
Dividends received from affiliates	1,119	436

Net cash provided by (used for) investing activities	17,577	(33,880)
Cash flows from financing activities
Net (repayments) borrowings under loans payable (1)	(8,714)	34,906
Proceeds from revolving credit facility	216,201	212,996
Principal payments on revolving credit facility	(214,820)	(215,174)
Other financing activities	(387)	(1,060)

Net cash (used for) provided by financing activities	(7,720)	31,668
Effect of exchange rate changes on cash and cash equivalents	(217)	(590)

Increase in cash and cash equivalents	1,086	2,376
Cash and cash equivalents at beginning of period	29,576	22,991

Cash and cash equivalents at end of period	$30,662	$25,367

Cash paid during the period for:
Interest	$13,396	$13,196
Income taxes	2,379	2,098

(1)	Includes cash flows related to our domestic accounts receivable program, international accounts receivable sales programs as well as loans payable to banks.

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

Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2013.

2. Recent Accounting Pronouncements and Change in Accounting Principle

Accounting Standards Adopted in the Six Months Ended June 30, 2013

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

We have presented the effects of the change in accounting principle on our condensed consolidated financial statements for the three and six months ended June 30, 2012 below. The following tables present the significant effects of the change on our historical condensed consolidated statements of operations and statements of comprehensive income. There was no effect on our historical condensed consolidated statements of cash flows.

Condensed Consolidated Statements of Operations Information

	Three months ended June 30, 2012
	As reported(1)	Effect of accounting change	As adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$475,546	$—	$475,546
Cost of sales	389,728	—	389,728

Gross profit	85,818	—	85,818
Selling, general and administrative expenses	73,458	(7,154)	66,304
Restructuring and impairment charges	4,728	—	4,728
Other expense (income):
Interest expense	6,476	—	6,476
Interest earned	(51)	—	(51)
Foreign currency gains, net	(221)	—	(221)
Miscellaneous expense, net	1,845	—	1,845

(Loss) income before income taxes	(417)	7,154	6,737
Income tax expense	2,429	2,430	4,859

(Loss) income from continuing operations	(2,846)	4,724	1,878
Income from discontinued operations, net of income taxes	328	—	328

Net (loss) income	(2,518)	4,724	2,206
Less: Net income attributable to noncontrolling interests	330	—	330

Net (loss) income attributable to Ferro Corporation common shareholders	$(2,848)	$4,724	$1,876

(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings:
From continuing operations	$(0.03)	$0.05	$0.02
From discontinued operations	—	—	—

	$(0.03)	$0.05	$0.02

Diluted (loss) earnings:
From continuing operations	$(0.03)	$0.05	$0.02
From discontinued operations	—	—	—

	$(0.03)	$0.05	$0.02

(1)	Adjusted to reflect the impact of discontinued operations (see Note 12).

	Six months ended June 30, 2012
	As reported(1)	Effect of accounting change	As adjusted
	(Dollars in thousands, except per share amounts)
Net sales	$935,971	$—	$935,971
Cost of sales	764,432	—	764,432

Gross profit	171,539	—	171,539
Selling, general and administrative expenses	149,945	(11,133)	138,812
Restructuring and impairment charges	5,039	—	5,039
Other expense (income):
Interest expense	12,850	—	12,850
Interest earned	(135)	—	(135)
Foreign currency gains, net	(77)	—	(77)
Miscellaneous expense, net	2,241	—	2,241

Income before income taxes	1,676	11,133	12,809
Income tax expense	3,815	3,853	7,668

(Loss) income from continuing operations	(2,139)	7,280	5,141
Income from discontinued operations, net of income taxes	1,035	—	1,035

Net (loss) income	(1,104)	7,280	6,176
Less: Net income attributable to noncontrolling interests	454	—	454

Net (loss) income attributable to Ferro Corporation common shareholders	$(1,558)	$7,280	$5,722

(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings:
From continuing operations	$(0.03)	$0.08	$0.05
From discontinued operations	0.01	—	0.01

	$(0.02)	$0.08	$0.06

Diluted (loss) earnings:
From continuing operations	$(0.03)	$0.08	$0.05
From discontinued operations	0.01	—	0.01

	$(0.02)	$0.08	$0.06

(1)	Adjusted to reflect the impact of discontinued operations (see Note 12).

Condensed Consolidated Statements of Comprehensive Loss Information

	Three months ended June 30, 2012
	As reported	Effect of accounting change	As adjusted
	(Dollars in thousands)
Net (loss) income	$(2,518)	$4,724	$2,206
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,285)	—	(6,285)
Postretirement benefit liabilities	4,033	(4,724)	(691)

Total comprehensive loss	(4,770)	—	(4,770)
Less: Comprehensive income attributable to noncontrolling interests	281	—	281

Comprehensive loss attributable to Ferro Corporation	$(5,051)	$—	$(5,051)

	Six months ended June 30, 2012
	As reported	Effect of accounting change	As adjusted
	(Dollars in thousands)
Net (loss) income	$(1,104)	$7,280	$6,176
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,261)	—	(6,261)
Postretirement benefit liabilities	5,925	(7,280)	(1,355)

Total comprehensive loss	(1,440)	—	(1,440)
Less: Comprehensive income attributable to noncontrolling interests	403	—	403

Comprehensive loss attributable to Ferro Corporation	$(1,843)	$—	$(1,843)

3. Inventories

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials	$62,018	$64,923
Work in process	33,483	35,028
Finished goods	98,967	100,873

Total inventories	$194,468	$200,824

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.8 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and were $1.8 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $51.1 million at June 30, 2013, and $112.2 million at December 31, 2012, measured at fair value based on market prices for identical assets and net of credits.

4. Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $673.8 million at June 30, 2013, and $658.1 million at December 31, 2012. Unpaid capital expenditure liabilities, which are noncash investing activities, were $2.7 million at June 30, 2013, and $6.2 million at June 30, 2012.

5. Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans payable to banks	$3,088	$2,477
Domestic accounts receivable asset securitization program	35,000	40,000
International accounts receivable sales programs	793	6,122
Current portion of long-term debt	37,192	36,553

Loans payable and current portion of long-term debt	$76,073	$85,152

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	34,914	34,417
Revolving credit facility	3,977	2,596
Capital lease obligations	5,994	6,433
Other notes	5,280	4,731

Total long-term debt	300,165	298,177
Current portion of long-term debt	(37,192)	(36,553)

Long-term debt, less current portion	$262,973	$261,624

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2013, we extended the maturity of this credit facility through May 2014. At June 30, 2013, advances received of $35.0 million were secured by $84.9 million of accounts receivable, and based on available and qualifying receivables, $15.0 million of additional borrowings were available under the program. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At June 30, 2013, the interest rate was 0.7%.

We also have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2013, the commitments supporting these programs totaled $18.2 million, the advances received of $0.8 million were secured by $10.8 million of accounts receivable, and based on available and qualifying receivables, $7.3 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At June 30, 2013, the weighted-average interest rate was 1.9%.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2013, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Senior Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at June 30, 2013, and $35.1 million at December 31, 2012. At June 30, 2013, we were in compliance with the covenants under the Convertible Notes’ indenture.

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $241.6 million of additional borrowings available at June 30, 2013. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2013, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At June 30, 2013, we were in compliance with the covenants of the 2013 Amended Credit Facility.

6. Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$30,662	$30,662	$30,662	$—	$—
Loans payable	(38,881)	(38,881)	—	(38,881)	—
7.875% Senior Notes	(250,000)	(258,750)	—	(258,750)	—
6.5% Convertible Senior Notes, net of unamortized discounts	(34,914)	(34,540)	—	(34,540)	—
Revolving credit facility	(3,977)	(4,080)	—	(4,080)	—
Other long-term notes payable	(5,280)	(4,394)	—	(4,394)	—
Foreign currency forward contracts, net	494	494	—	494	—

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$29,576	$29,576	$29,576	$—	$—
Loans payable	(48,599)	(48,599)	—	(48,599)	—
7.875% Senior Notes	(250,000)	(231,500)	—	(231,500)	—
6.5% Convertible Senior Notes, net of unamortized discounts	(34,417)	(34,803)	—	(34,803)	—
Revolving credit facility	(2,596)	(2,634)	—	(2,634)	—
Other long-term notes payable	(4,731)	(3,937)	—	(3,937)	—
Foreign currency forward contracts, net	(4,758)	(4,758)	—	(4,758)	—

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

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not designated as hedging instruments. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency (gains) losses, net in the condensed consolidated statements of operations. The fair values of these contracts are based on market prices for comparable contracts. We had foreign currency forward contracts with notional amounts of $255.8 million at June 30, 2013, and $250.7 million at December 31, 2012.

The following table presents the effect on our consolidated statements of operations for the three months ended June 30, 2013 and 2012, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain Recognized in Earnings
	2013	2012	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(4,964)	$15,186	Foreign currency losses (gains), net

The following table presents the effect on our consolidated statements of operations for the six months ended June 30, 2013 and 2012, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain Recognized in Earnings
	2013	2012	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(4,000)	$9,533	Foreign currency losses (gains), net

The following table presents the fair values on our consolidated balance sheets of foreign currency forward contracts:

	June 30, 2013	December 31, 2012	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$1,062	$—	Other current assets
Foreign currency forward contracts	—	213	Accrued expenses and other current liabilities

Total	$1,062	$213

Liability derivatives:
Foreign currency forward contracts	$(568)	$—	Other current assets
Foreign currency forward contracts	—	(4,971)	Accrued expenses and other current liabilities

Total	$(568)	$(4,971)

7. Income Taxes

Income tax expense for the six months ended June 30, 2013, was $3.6 million, or 33.8% of pre-tax income. In the first six months of 2012, we recorded income tax expense of $7.7 million, or 59.9% of pre-tax income. The decrease in the effective tax rate was primarily due to the ratio of pre-tax losses in jurisdictions for which no tax benefit is recognized relative to pre-tax book income or loss.

8. Contingent Liabilities

We have recorded environmental liabilities of $8.3 million at June 30, 2013, and $9.6 million at December 31, 2012, for costs associated with the remediation of certain of our properties that have been contaminated, primarily a non-operating facility in Brazil. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9. Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans have been adjusted for our change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle. Net periodic benefit (credit) cost for the three months ended June 30, 2013 and 2012, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$4	$4	$525	$426	$—	$—
Interest cost	4,485	4,866	1,218	1,302	285	397
Expected return on plan assets	(6,181)	(5,219)	(739)	(752)	—	—
Amortization of prior service cost (credit)	3	12	8	34	(29)	(32)
Curtailment and settlement effects	—	—	—	(2,394)	—	—

Net periodic benefit (credit) cost	$(1,689)	$(337)	$1,012	$(1,384)	$256	$365

Net periodic benefit (credit) cost for the six months ended June 30, 2013 and 2012, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$8	$8	$1,058	$1,003	$—	$—
Interest cost	8,970	9,735	2,448	2,677	570	793
Expected return on plan assets	(12,362)	(10,315)	(1,487)	(1,505)	—	—
Amortization of prior service cost (credit)	6	24	14	1	(58)	(65)
Curtailment and settlement effects	—	—	—	(2,394)	—	—

Net periodic benefit (credit) cost	$(3,378)	$(548)	$2,033	$(218)	$512	$728

Net periodic benefit credit for our U.S. pension plans for the six months ended June 30, 2013 increased from the effects of a lower discount rate and larger plan asset balances resulting in increased expected returns. Net periodic benefit cost for our non-U.S. pension plans increased due to the credit recognized in the second quarter of 2012, resulting from curtailment of retirement benefit accumulations in the Netherlands. The affected employees in the Netherlands now receive benefits through a defined contribution plan.

10. Stock-Based Compensation

Our Board of Directors granted 0.6 million stock options, 0.5 million performance share units and 0.3 million deferred stock units during the first half of 2013 under our 2010 Long Term Incentive Plan. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the six months ended June 30, 2013:

Stock Options
Weighted-average grant-date fair value	$4.01
Expected life, in years	6.0
Risk-free interest rate	1.2%—1.4%
Expected volatility	83.9%—86.4%

The weighted average grant date fair value of our performance share units was $5.70. These shares are currently expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the six months ended June 30, 2013, was $5.52.

We recognized stock-based compensation expense of $2.6 million for the six months ended June 30, 2013, and $3.8 million for the six months ended June 30, 2012. At June 30, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $8.9 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2016.

11. Restructuring and Cost Reduction Programs

In the first quarter of 2013, we developed and initiated various restructuring programs across the organization with the objectives of realigning the business and lowering our cost structure. Specifically, the programs relate to our European operations, certain corporate functions, improvement of operational efficiencies, and the exit of the solar pastes product line. As a result of these and ongoing restructuring actions from the prior year, the Company expects to incur charges of approximately $35 million, most of which will be for severance costs and require future cash expenditures. The programs are subject to required consultations with employee representatives at the affected sites and other local legal requirements. Charges associated with these programs were $13.5 million and $22.9 million for the three and the six month periods ended June 30, 2013, respectively. The cumulative charges incurred to date associated with these programs are $33.1 million.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2012	$4,093	$6,139	$—	$10,232
Restructuring charges	19,635	3,269		22,904
Cash payments	(9,968)	(6,979)		(16,947)
Non-cash items	(1,066)	(117)		(1,183)

Balance at June 30, 2013	$12,694	$2,312	$—	$15,006

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

Three months ended June 30,
2012
Net sales	$5,959
Cost of sales	3,932

Gross profit	2,027
Selling, general and administrative expenses	1,187
Interest expense	372
Miscellaneous income, net	(4)

Income from discontinued operations before income taxes	472
Income tax expense	144

Income from discontinued operations, net of income taxes	$328

	Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Net sales	$4,791	$11,924
Cost of sales	2,762	7,295

Gross profit	2,029	4,629
Selling, general and administrative expenses	1,181	2,385
Impairment	8,682	—
Interest expense	589	738
Miscellaneous income, net	(2)	(6)

(Loss) income from discontinued operations before income taxes	(8,421)	1,512
Income tax expense	—	477

(Loss) income from discontinued operations, net of income taxes	$(8,421)	$1,035

The following is a summary of the assets and liabilities of FPL at December 31, 2012, which are presented separately on the condensed consolidated balance sheet:

(Dollars in thousands)
Inventories	$6,267
Other current assets	22

Current assets of discontinued operations	6,289

Property, plant and equipment, net	15,346

Other assets of discontinued operations	15,346

Accounts payable	880
Accrued payrolls	47
Accrued expenses and other current liabilities	373

Current liabilities of discontinued operations	$1,300

13. (Loss) Earnings Per Share

Details of the calculation of basic and diluted (loss) earnings per share are shown below:

	Three months ended June 30,		Six months ended June 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(In thousands, except per share amounts)
Basic (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(2,130)	$1,876	$(1,247)	$5,722
Adjustment for (income) loss from discontinued operations	—	(328)	8,421	(1,035)

Total	$(2,130)	$1,548	$7,174	$4,687

Weighted-average common shares outstanding	86,529	86,294	86,484	86,263
Basic (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.02)	$0.02	$0.08	$0.05
Diluted (loss) earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(2,130)	$1,876	$(1,247)	$5,722
Adjustment for (income) loss from discontinued operations	—	(328)	8,421	(1,035)

Total	$(2,130)	$1,548	$7,174	$4,687

Weighted-average common shares outstanding	86,529	86,294	86,484	86,263
Assumed exercise of stock options	—	175	108	184
Assumed satisfaction of deferred stock unit conditions	—	5	136	12
Assumed satisfaction of restricted stock unit conditions	—	—	112	—
Assumed satisfaction of performance stock unit conditions	—	—	311	—
Assumed satisfaction of restricted share conditions	—	194	86	212

Weighted-average diluted shares outstanding	86,529	86,668	87,237	86,671

Diluted (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.02)	$0.02	$0.08	$0.05

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 6.1 million and 4.3 million for the three and six months ended June 30, 2013, respectively, and 6.9 million and 7.0 million for the three and six months ended June 30, 2012, respectively.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2013, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$2,579	$11,077	$(77)	$13,579
Other comprehensive loss before reclassifications	—	(5,166)	—	(5,166)
Amounts reclassified from accumulated other comprehensive income (loss)	(69)	—	—	(69)

Net current period other comprehensive loss	(69)	(5,166)	—	(5,235)

Ending accumulated other comprehensive income (loss)	$2,510	$5,911	$(77)	$8,344

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2013, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$2,647	$14,080	$(77)	$16,650
Other comprehensive loss before reclassifications	—	(8,169)	—	(8,169)
Amounts reclassified from accumulated other comprehensive income (loss)	(137)	—	—	(137)

Net current period other comprehensive loss	(137)	(8,169)	—	(8,306)

Ending accumulated other comprehensive income (loss)	$2,510	$5,911	$(77)	$8,344

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

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended June 30,		Six months ended June 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands)		(Dollars in thousands)
Pigments, Powders and Oxides	$53,514	$84,815	$108,301	$154,038
Performance Colors and Glass	106,447	105,815	204,574	209,723
Performance Coatings	155,194	157,315	294,096	309,829
Polymer Additives	76,798	83,450	157,667	171,174
Specialty Plastics	43,502	44,151	88,341	91,207

Total net sales	$435,455	$475,546	$852,979	$935,971

In the first quarter, in conjunction with the changes to operating segments, we changed the profitability metric utilized by management to evaluate segment performance. The metric that was utilized historically was segment income, and segment gross profit is the metric that is now utilized. We measure segment gross profit for internal reporting purposes by excluding certain other cost of sales, which includes costs associated with facilities that have been idled or closed. Each segment’s gross profit and a reconciliation to income before income taxes from continuing operations follows:

	Three months ended June 30,		Six months ended June 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands)		(Dollars in thousands)
Pigments, Powders and Oxides	$9,319	$13,212	$17,492	$20,244
Performance Colors and Glass	31,232	28,042	58,490	56,950
Performance Coatings	35,235	31,107	63,827	61,466
Polymer Additives	5,511	6,525	14,365	17,964
Specialty Plastics	7,846	7,565	15,235	16,224
Other cost of sales	(1,489)	(633)	(2,518)	(1,309)

Total gross profit	87,654	85,818	166,891	171,539
Selling, general and administrative expenses	64,316	66,304	125,908	138,812
Restructuring and impairment charges	13,450	4,728	22,904	5,039
Other expense, net	9,335	8,049	7,569	14,879

Income before income taxes	$553	$6,737	$10,510	$12,809

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended June 30, 2013, sales decreased compared to the prior-year same period but increased approximately $18 million, or 4%, from the first quarter of 2013. Compared to the first quarter of 2013, we experienced a favorable shift in mix in our Performance Colors and Glass segment, and increased volume and favorable mix in Tile Coating Systems within our Performance Coatings segment. Gross profit for the second quarter of 2013 was favorable to both the prior-year same period and the first quarter of 2013. Gross profit increased approximately $8 million in the second quarter of 2013 compared to the first quarter, or 100 basis points as a percentage of net sales excluding precious metals, to 21.5%, as we have increased gross profit margin as a result of strong raw material management, favorable mix in various segments, and cost reductions.

During the second quarter we experienced a continued decline in demand for certain plasticizer products in our Polymer Additives segment driven by changing environmental regulations. Gross profit was also negatively impacted by shutdowns at two plants—one for maintenance and one for cleanup and repairs following flooding in Germany—which together impacted gross profit by approximately $2 million, and also by inventory obsolescence charges taken during the quarter, which totaled approximately $2 million.

Additionally, we continue to execute against our cost savings plans, which has resulted in additional savings in the second quarter of 2013 compared with the prior-year same period. Further, we have announced that we now expect cost savings to be approximately $85 million by the end of 2015. During the second quarter of 2013, we successfully advanced negotiations with works councils in Europe related to our planned restructuring actions.

For the three months ended June 30, 2013, Ferro net loss was $2.0 million, compared with net income of $2.2 million in 2012, and net loss attributable to common shareholders was $2.1 million, compared with net income attributable to common shareholders of $1.9 million in 2012. Loss from continuing operations was $2.0 million in the three months ended June 30, 2013, compared with net income from continuing operations of $1.9 million in 2012. Our total segment gross profit for the second quarter of 2013 was $87.7 million, compared with $85.8 million in 2012. We incurred restructuring charges of $13.5 million associated with actions primarily related to our European operations in the second quarter.

Outlook

We have continued to make progress against our strategic objectives during the second quarter of 2013, and expect the momentum that has been built to continue through the remainder of the year. We have executed against our cost reduction plans, and have additional actions underway in the areas of (1) business realignment, (2) operational efficiency, and (3) corporate and back office functions, which are expected to drive cost savings of approximately $85 million by the end of 2015. These actions, in addition to the cost savings from exiting solar pastes during the first quarter of 2013 will significantly improve the Company’s cost structure.

In the second half of the year, we expect to face continued market challenges in Europe and China, in addition to our normal seasonal business pattern, which is characterized by lower customer demand and reduced plant utilization due to holiday shutdowns.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations—Consolidated

For the three and six months ended June 30, 2012, amounts originally reported have been adjusted for the effects of applying retrospectively the change in accounting principle as described in Note 2, Recent Accounting Pronouncements and Change in Accounting Principle, to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q. Additionally, all periods presented reflect FPL as a discontinued operation and the changes in our reportable segments.

Comparison of the three months ended June 30, 2013 and 2012

For the three months ended June 30, 2013, Ferro net loss was $2.0 million, compared with net income of $2.2 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, Ferro net loss attributable to common shareholders was $2.1 million, or $0.02 loss per share, compared with Ferro net income attributable to common shareholders of $1.9 million, or $0.02 per share, for the three months ended June 30, 2012.

Net Sales

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$407,658	$421,185	$(13,527)	(3.2)%
Sales of precious metals	27,797	54,361	(26,564)	(48.9)%

Net sales	435,455	475,546	(40,091)	(8.4)%
Cost of sales	347,801	389,728	(41,927)	(10.8)%

Gross profit	$87,654	$85,818	$1,836	2.1%

Gross profit as a % of net sales excluding precious metals	21.5%	20.4%

Net sales decreased by 8.4% in the three months ended June 30, 2013, compared with the prior-year same period. The exit of solar pastes during the first quarter of 2013 drove a significant decrease in net sales compared to the prior year, and also drove the significant decrease in sales of precious metals. Additionally, sales in our Polymer Additives segment continued to decline due to reduced demand for certain plasticizer products resulting from changing environmental regulations, and sales in Performance Coatings declined as a result of decreased sales of porcelain enamel products.

Gross Profit

Gross profit increased 2.1% in the three months ended June 30, 2013, compared to the prior-year same period. The significant drivers of the increased gross profit are favorable mix and lower raw material costs in our Performance Coatings segment and favorable impacts of price, raw material costs and production costs in our Performance Colors and Glass segment. These increases were partially offset by unfavorable mix and raw material costs in our Pigments, Powders and Oxides segment and the impact of reduced demand for certain plasticizer products in our Polymer Additives segment. Additionally, during the second quarter of 2013, gross profit was also negatively impacted by shutdowns at two plants—one for maintenance and one for cleanup and repairs following flooding in Germany—which together impacted gross profit by approximately $2 million, and also by inventory obsolescence charges taken during the quarter, which totaled approximately $2 million.

Selling, General and Administrative Expenses

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

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$39,565	$45,326	$(5,761)	(12.7)%
Performance Chemicals	5,949	6,640	(691)	(10.4)%
Corporate	18,802	14,338	4,464	31.1%

Selling, general and administrative expenses	$64,316	$66,304	$(1,988)	(3.0)%

SG&A expenses were $2.0 million lower in the three months ended June 30, 2013 compared with the prior-year same period. As a percentage of sales, SG&A expenses increased 90 basis points from 13.9% in the second quarter of 2012 to 14.8% in the second quarter of 2013. The primary drivers of the change in SG&A expenses were the various personnel actions taken during 2012 and into the second quarter of 2013, which drove the decrease in personnel expenses and stock-based compensation expense. The decrease related to the various personnel actions was partially offset by increased incentive compensation expense in the second quarter of 2013 compared to the prior-year same period. Our expenses related to idle sites have decreased in the current year as a result of selling the majority of our idle sites through the second quarter of 2013. Offsetting the decreases noted was an increase in net periodic benefit cost driven by the curtailment of a defined benefit plan in Europe that occurred in the second quarter of 2012 not recurring in the current period, and increased bad debt expense in the second quarter of 2013 compared to the prior-year same period. Professional services costs increased in the current year compared to the prior-year same period, which comprised the majority of the change in other SG&A expenses.

The following table includes SG&A components with significant changes between 2013 and 2012:

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$39,387	$44,839	$(5,452)	(12.2)%
Stock-based compensation	1,307	1,762	(455)	(25.8)%
Idle sites	254	685	(431)	(62.9)%
Pension and other postretirement benefits	(421)	(1,356)	935	(69.0)%
Bad debt expense	1,780	581	1,199	NM
Other	22,009	19,793	2,216	11.2%

Selling, general and administrative expenses	$64,316	$66,304	$(1,988)	(3.0)%

NM — Not meaningful

Restructuring and Impairment Charges

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Employee severance	$11,460	$4,579	$6,881	NM
Other restructuring costs	1,990	149	1,841	NM

Restructuring and impairment charges	$13,450	$4,728	$8,722	NM

NM — Not meaningful

Restructuring and impairment charges increased significantly in the second quarter of 2013 compared to the prior-year same period. The drivers of the increase were the various restructuring actions that were taken during the second quarter primarily related to our corporate and European operations.

Interest Expense

Interest expense in the second quarter of 2013 increased compared to the prior-year same period, primarily due to interest capitalization that occurred in the prior-year same period related to our information systems tools initiative that did not recur in the current year. The components of interest expense are as follows:

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest expense	$6,575	$6,403	$172	2.7%
Amortization of bank fees	417	480	(63)	(13.1)%
Interest capitalization	(21)	(407)	386	(94.8)%

Interest expense	$6,971	$6,476	$495	7.6%

Income Tax Expense

During the second quarter of 2013, income tax expense was $2.5 million. In the second quarter of 2012, we recorded income tax expense of $4.9 million. The effective tax rate for the 2013 second quarter was significantly higher than the rate in the second quarter of 2012 primarily due to the ratio of pre-tax losses in jurisdictions for which no tax benefit is recognized relative to pre-tax book income or loss.

Results of Operations—Segment Information

Comparison of the three months ended June 30, 2013 and 2012

Performance Materials

Pigments, Powders and Oxides

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$39,090	$43,023	$(3,933)	(9.1)%
Segment precious metal sales	14,424	41,792	(27,368)	(65.5)%

Segment net sales	53,514	84,815	(31,301)	(36.9)%
Segment gross profit	9,319	13,212	(3,893)	(29.5)%
Gross profit as a % of segment net sales excluding precious metals	23.8%	30.7%

Sales in Pigments, Powders and Oxides decreased due to the exit of solar pastes during the first quarter of 2013, which comprised approximately $9 million of the decrease in net sales excluding precious metals from the prior-year same period. The decrease in sales related to the exit of solar pastes was partially mitigated by increased sales of our surface finishing products and our metal powders products produced in the United States compared to the prior year. Additionally, the decreased sales from the exit of solar pastes were further mitigated by tolling revenue of approximately $1 million during the second quarter of 2013 related to a supply agreement entered into with the buyer of our solar pastes assets. Sales were unfavorably impacted by the shift in mix away from solar pastes products, which was only partially mitigated by increased volume and pricing benefits in the second quarter. Regionally, the United States drove the decrease in sales, primarily driven by the exit of solar pastes. Gross profit decreased from the prior-year same period primarily due to the unfavorable product mix and unfavorable raw material impacts, including approximately $2 million of inventory obsolescence charges.

Performance Colors and Glass

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$93,074	$93,246	$(172)	(0.2)%
Segment precious metal sales	13,373	12,569	804	6.4%

Segment net sales	106,447	105,815	632	0.6%
Segment gross profit	31,232	28,042	3,190	11.4%
Gross profit as a % of segment net sales excluding precious metals	33.6%	30.1%

Sales in Performance Colors and Glass increased primarily due to higher precious metal sales, driven by changes in mix. Net sales excluding precious metals were flat compared to the prior-year same period. Sales of our glass products continued to be strong with an increase over the prior-year same period of approximately $5 million, offset by decreases in our colors and electronics products. Net sales were favorably impacted by product mix and pricing in the second quarter, which was offset by reduced volume. Regionally, Latin America increased approximately $2 million compared to the prior-year same period driven by increased sales of container glass products, offset by decreased sales in all other regions. Gross profit increased from the prior-year same period due to the flow through of favorable pricing, in addition to favorable raw material costs and production costs, partially mitigated by reduced volume.

Performance Coatings

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$155,194	$157,315	$(2,121)	(1.3)%
Segment gross profit	35,235	31,107	4,128	13.3%
Gross profit as a % of segment net sales	22.7%	19.8%

Sales decreased in Performance Coatings due to lower sales of our tile colors products and porcelain enamel products compared to the prior-year same period. The impact of these decreases was approximately $10 million, which was partially mitigated by increased sales of digital inks and other tile products. Sales were unfavorably impacted by price, partially mitigated by favorable volume and mix. Regionally, Latin America drove the largest decrease in sales, approximately $5 million, due to reduced customer demand driven by financial difficulties experienced at certain customers, and the impact of selling our borate mine in Argentina that contributed to Performance Coatings sales in the prior-year same period. Sales in the United States were also down compared to the prior-year same period by approximately $1 million. Partially mitigating the decreases were increased sales in Europe of digital inks and other tile products. Gross profit increased from the prior-year same period primarily due to favorable raw material impacts, partially offset by unfavorable mix impacts and lower selling prices.

Performance Chemicals

Polymer Additives

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$76,798	$83,450	$(6,652)	(8.0)%
Segment gross profit	5,511	6,525	(1,014)	(15.5)%
Gross profit as a % of segment net sales	7.2%	7.8%

Sales decreased in Polymer Additives primarily due to the continued decline in sales volume of certain plasticizer products that is being driven by changing environmental regulations. Regionally, this drove a decrease in United States sales of approximately $5 million and Europe sales of approximately $2 million. Gross profit decreased from the prior-year same period as a result of the reduced sales volume and unfavorable pricing impacts, and the unfavorable impact to manufacturing costs of a plant in Europe that was shut down during the second quarter for annual maintenance.

Specialty Plastics

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$43,502	$44,151	$(649)	(1.5)%
Segment gross profit	7,846	7,565	281	3.7%
Gross profit as a % of segment net sales	18.0%	17.1%

Sales decreased in Specialty Plastics primarily due to lower sales of certain plastic colorant products. Unfavorable pricing impacted sales by approximately $2 million, and was only partially mitigated by favorable volume impacts of approximately $1 million. Regionally, the United States drove the majority of the decrease, which was partially mitigated by slight increases in both Europe and Latin America. Gross profit is slightly favorable to the prior-year same period as a result of pricing holding firm relative to changes in raw material costs.

	Three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$174,615	$208,773	$(34,158)	(16.4)%
International	260,840	266,773	(5,933)	(2.2)%

Total	$435,455	$475,546	$(40,091)	(8.4)%

Net sales declined in the United States and international regions compared to the prior-year same period. In the second quarter of 2013, sales originating in the United States were 40% of total net sales, compared with 44% of net sales in the second quarter of 2012. The decline in sales in the United States was primarily driven by the exit of solar pastes, in combination with reduced demand for certain plasticizer products that is being driven by changing environmental regulations. International sales decreased due to the impact of the exit of solar pastes and reduced sales of metal powders products in Asia-Pacific, approximately $6 million, and decreased sales in Latin America of approximately $2 million due to lower sales of tile and porcelain enamel products, partially mitigated by increased sales of container glass products. These decreases were partially mitigated by increased sales in Europe of approximately $2 million, primarily driven by strong performance of digital inks, partially offset by reduced demand for certain plasticizer products that has also had a significant impact on Europe.

Results of Operations—Consolidated

Comparison of the six months ended June 30, 2013 and 2012

For the six months ended June 30, 2013, Ferro net loss was $1.5 million, compared with net income of $6.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, Ferro net loss attributable to common shareholders was $1.2 million, or $0.01 loss per share, compared with Ferro net income attributable to common shareholders of $5.7 million, or $0.06 per share, for the six months ended June 30, 2012.

Net Sales

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$794,445	$839,088	$(44,643)	(5.3)%
Sales of precious metals	58,534	96,883	(38,349)	(39.6)%

Net sales	852,979	935,971	(82,992)	(8.9)%
Cost of sales	686,088	764,432	(78,344)	(10.2)%

Gross profit	$166,891	$171,539	$(4,648)	(2.7)%

Gross profit as a % of net sales excluding precious metals	21.0%	20.4%

Net sales decreased by 8.9% in the six months ended June 30, 2013, compared with the prior-year same period. The exit of solar pastes during the first quarter of 2013 drove a significant decrease in net sales compared to the prior-year same period, and also drove the significant decrease in sales of precious metals. Additionally, sales in our Performance Coatings segment decreased compared to the prior year primarily due to reduced volume and unfavorable pricing, and sales in our Polymer Additives segment continued to decline due to reduced demand for certain plasticizer products resulting from changing environmental regulations.

Gross Profit

Gross profit decreased 2.7% in the six months ended June 30, 2013, compared to the prior-year same period. The significant drivers of the decline in gross profit were reduced demand for certain plasticizer products in our Polymer Additives segment, the exit of solar pastes, inventory obsolescence charges taken in our Pigments, Powders and Oxides segment and shutdowns at two plants—one for maintenance and one for cleanup and repairs following flooding in Germany—which together impacted gross profit by approximately $2 million. The decreases were partially mitigated by increased gross profit in our Performance Coatings segment driven by favorable raw material costs, and favorable raw material and production costs in our Performance Colors and Glass segment.

Selling, General and Administrative Expenses

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

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$79,793	$92,911	$(13,118)	(14.1)%
Performance Chemicals	12,197	13,561	(1,364)	(10.1)%
Corporate	33,918	32,340	1,578	4.9%

Selling, general and administrative expenses	$125,908	$138,812	$(12,904)	(9.3)%

SG&A expenses were $12.9 million lower in the six months ended June 30, 2013 compared with the prior-year same period. As a percentage of sales, SG&A expenses remained flat in the second quarter of 2013 compared to the prior-year same period at 14.8%. The primary drivers of the reduction in SG&A expenses were the various personnel actions taken during 2012 and into the second quarter of 2013, which drove decreases in personnel expenses and stock-based compensation expense. The decreases were partially offset by an increase in incentive compensation of approximately $2 million in the first half of 2013 compared to the prior-year same period. In addition, increased expected returns on our pension plan assets has reduced pension and other postretirement benefit expense in the first half of 2013 compared to the prior-year same period. Our expenses related to idle sites have decreased in the current year as a result of selling the majority of our idle sites through the second quarter of 2013.

The following table includes SG&A components with significant changes between 2013 and 2012:

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$82,124	$93,021	$(10,897)	(11.7)%
Stock-based compensation	2,648	3,806	(1,158)	(30.4)%
Pension and other postretirement benefits	(833)	(38)	(795)	NM
Idle sites	647	1,391	(744)	(53.5)%
Bad debt expense	1,924	1,517	407	26.8%
Other	39,398	39,115	283	0.7%

Selling, general and administrative expenses	$125,908	$138,812	$(12,904)	(9.3)%

NM — Not meaningful

Restructuring and Impairment Charges

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Employee severance	$19,635	$4,891	$14,744	NM
Other restructuring costs	3,269	148	3,121	NM

Restructuring and impairment charges	$22,904	$5,039	$17,865	NM

NM — Not meaningful

Restructuring and impairment charges increased significantly in the first half of 2013 compared to the prior-year same period. The drivers of the increase are the various restructuring actions that have been taken during the first half of 2013, primarily related to our corporate and European operations.

Interest Expense

Interest expense in the first half of 2013 increased compared to the prior-year same period, primarily due to the write-off of deferred financing fees resulting from amending our revolving credit facility and the commitment amount being reduced from $350.0 million to $250.0 million, and reduced capitalization of interest costs resulting from our information systems tools initiative that did not recur in the current year. The components of interest expense are as follows:

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest expense	$12,802	$12,648	$154	1.2%
Amortization of bank fees	1,492	976	516	52.9%
Interest capitalization	(26)	(774)	748	(96.6)%

Interest expense	$14,268	$12,850	$1,418	11.0%

Income Tax Expense

During the first half of 2013, income tax expense was $3.6 million, or 33.8% of pre-tax income. In the first six months of 2012, we recorded income tax expense of $7.7 million, or 59.9% of pre-tax income. The decrease in the effective tax rate was primarily due to the ratio of pre-tax losses in jurisdictions for which no tax benefit is recognized relative to pre-tax book income or loss.

Results of Operations—Segment Information

Comparison of the six months ended June 30, 2013 and 2012

Performance Materials

Pigments, Powders and Oxides

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$74,595	$85,897	$(11,302)	(13.2)%
Segment precious metal sales	33,706	68,141	(34,435)	(50.5)%

Segment net sales	108,301	154,038	(45,737)	(29.7)%
Segment gross profit	17,492	20,244	(2,752)	(13.6)%
Gross profit as a % of segment net sales excluding precious metals	23.4%	23.6%

Sales in Pigments, Powders and Oxides decreased primarily due to the exit of solar pastes during the first half of 2013, which comprised approximately $14 million of the decrease in net sales excluding precious metals from the prior-year same period. The decreased sales from the exit of solar pastes were partially mitigated by tolling revenue of approximately $2 million during the period related to a supply agreement entered into with the buyer of our solar pastes assets. Sales were unfavorably impacted by the shift in mix away from solar pastes products and unfavorable pricing impacts, which was only partially mitigated by increased volume. Regionally, the United States drove the decrease in sales, primarily driven by the exit of solar pastes. Gross profit decreased from the prior-year same period primarily due to unfavorable mix from the exit of solar pastes and inventory obsolescence charges taken during the period of approximately $2 million.

Performance Colors and Glass

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$179,746	$180,981	$(1,235)	(0.7)%
Segment precious metal sales	24,828	28,742	(3,914)	(13.6)%

Segment net sales	204,574	209,723	(5,149)	(2.5)%
Segment gross profit	58,490	56,950	1,540	2.7%
Gross profit as a % of segment net sales excluding precious metals	32.5%	31.5%

Sales in Performance Colors and Glass decreased primarily due to decreased sales of our colors and electronics products of approximately $5 million and $4 million, respectively. These decreases were partially mitigated by strong performance of our glass products, as sales increased approximately $5 million compared with the prior-year same period. Net sales were favorably impacted by product mix and pricing, which was offset by reduced volume. Regionally, Europe sales decreased approximately $4 million, driven by colors products and container glass products, partially mitigated by increased sales of other glass products. United States sales also decreased approximately $3 million compared to the prior-year same period due to reduced sales of our colors and electronics products of approximately $5 million, partially mitigated by increased sales of glass products of approximately $2 million. Partially mitigating the decreases were increased sales in Latin America of approximately $3 million, driven by container glass products. Gross profit increased from the prior-year same period as a result of favorable production costs and pricing impacts.

Performance Coatings

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$294,096	$309,829	$(15,733)	(5.1)%
Segment gross profit	63,827	61,466	2,361	3.8%
Gross profit as a % of segment net sales	21.7%	19.8%

Sales decreased in Performance Coatings due to lower sales of our tile colors products and porcelain enamel products totaling approximately $22 million, which was partially mitigated by increased sales of digital inks of approximately $6 million compared to the prior-year same period. Sales were unfavorably impacted by price and volume, partially mitigated by slightly favorable mix. Regionally, Latin America was the most significant decrease, approximately $12 million, due to reduced customer demand and the impact of selling our borate mine in Argentina that contributed to Performance Coatings sales in the prior-year same period. Sales in the United States and Europe also decreased approximately $3 million and $1 million, respectively, compared to the prior-year same period. Gross profit increased from the prior-year same period primarily due to favorable raw material impacts, partially offset by unfavorable pricing impacts.

Performance Chemicals

Polymer Additives

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$157,667	$171,174	$(13,507)	(7.9)%
Segment gross profit	14,365	17,964	(3,599)	(20.0)%
Gross profit as a % of segment net sales	9.1%	10.5%

Sales decreased in Polymer Additives primarily due to the continued decline in sales volume of certain plasticizer products that is being driven by changing environmental regulations. Regionally, this drove a decrease in United States sales of approximately $10 million and Europe sales of approximately $5 million, which were partially mitigated by increased sales in Latin America of approximately $1 million. Gross profit decreased from the prior-year same period as a result of the reduced sales volume, unfavorable pricing impacts, and the unfavorable impact to manufacturing costs of a plant in Europe that was shut down during the second quarter for annual maintenance.

Specialty Plastics

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$88,341	$91,207	$(2,866)	(3.1)%
Segment gross profit	15,235	16,224	(989)	(6.1)%
Gross profit as a % of segment net sales	17.2%	17.8%

Sales decreased in Specialty Plastics primarily due to the performance in the first half of 2012 being extraordinarily high, as a result of numerous customers adjusting inventory to normalized levels after destocking in late 2011, and certain customers pre-purchasing large volumes based on commodity pricing concerns. The sales decrease was the most significant in certain reinforced plastics products and liquid color products that declined approximately $2 million and $1 million, respectively, compared to the prior-year same period. The primary driver of the sales decrease was unfavorable volume compared to the prior-year same period. Regionally, the United States drove the majority of the decrease, approximately $4 million, which was partially mitigated by increases in Europe and Latin America that totaled approximately $1 million. Gross profit also decreased from the prior-year same period, primarily due to reduced sales volumes, and unfavorable mix and pricing impacts.

	Six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$349,018	$412,544	$(63,526)	(15.4)%
International	503,961	523,427	(19,466)	(3.7)%

Total	$852,979	$935,971	$(82,992)	(8.9)%

Net sales declined in the United States and international regions compared to the prior-year same period. In the first half of 2013, sales originating in the United States were 41% of total net sales, compared with 44% of net sales in the first half of 2012. The decline in sales in the United States was primarily driven by the exit of solar pastes, approximately $52 million, including sales of precious metals, and reduced demand for certain plasticizer products that is being driven by changing environmental regulations, approximately $9 million. International sales decreased primarily due to reduced sales of our Performance Coatings products in Latin America, approximately $12 million, the continued reduction in demand for certain plasticizer products and reduced sales of container glass and colors products in Europe totaling approximately $10 million, and the impact of the exit of solar pastes on Asia-Pacific, approximately $3 million.

Summary of Cash Flows for the six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	$ Change
	(Dollars in thousands)
Net cash (used for) provided by operating activities	(8,554)	5,178	(13,732)
Net cash provided by (used for) investing activities	17,577	(33,880)	51,457
Net cash (used for) provided by financing activities	(7,720)	31,668	(39,388)
Effect of exchange rate changes on cash and cash equivalents	(217)	(590)	373

Increase in cash and cash equivalents	$1,086	$2,376	$(1,290)

Details of net cash (used for) provided by operating activities were as follows:

	Six months ended June 30,
	2013	2012	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(1,462)	$6,176	$(7,638)
(Gain) loss on sale of assets and business	(10,395)	741	(11,136)
Restructuring and impairment charges	5,957	4,151	1,806
Depreciation and amortization	26,060	28,007	(1,947)
Accounts receivable	(37,170)	(50,623)	13,453
Inventories	10,101	8,577	1,524
Accounts payable	5,584	15,251	(9,667)
Other changes in current assets and liabilities, net	(4,920)	8,131	(13,051)
Other adjustments, net	(2,309)	(15,233)	12,924

Net cash (used for) provided by operating activities	$(8,554)	$5,178	$(13,732)

Cash flows from operating activities. Cash flows from operating activities decreased by $13.7 million in the first six months of 2013 compared with the prior-year same period. The decrease in cash flows was primarily the result of increased cash outflows related to our restructuring activities of $16.1 million during the first six months of 2013. Reconciling net income to cash flows from operating activities included approximately $6.0 million of non-cash restructuring charges, depreciation and amortization, as well as the net financial statement impact of the sale of solar assets and Ferro Pfansteihl Laboratories, Inc. (“FPL”). Approximately $13.4 million in interest was paid during the current year compared to $13.2 million in the first six months of 2012. Interest payments were primarily comprised of semiannual interest on our outstanding senior notes. Accounts receivable increased from year end, but less than the increase in the prior-year same period, which is primarily the result of decreased sales compared to the prior-year.

Cash flows from investing activities. Cash flows from investing activities increased $51.5 million in the first six months of 2013 compared with the prior-year same period. Cash received for the sale of solar assets and FPL, totaling $27.7 million, comprised the majority of the increase. Capital expenditures decreased to $15.9 million in the first six months of 2013 from $35.5 million in the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $39.4 million in the first six months of 2013 compared with the prior-year same period from a cash inflow in the prior year to a cash out flow during the first six months of 2013. In the first six months of 2013, we reduced borrowings under our domestic accounts receivable asset securitization program by $5 million and increased borrowings through our revolving credit facility by $1.4 million. In the first half of 2012, we borrowed $30 million through our domestic accounts receivable asset securitization program and $5.5 million through our revolving credit facility.

Capital Resources and Liquidity

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at June 30, 2013, and December 31, 2012. Through August 15, 2013, we may redeem up to 35% of the Senior Notes at a price equal to 107.875% of the principal amount using proceeds of certain equity offerings. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2013, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Notes (the “Convertible Notes”) were issued in 2008, bear interest at a rate of 6.5% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2013. We separately account for the liability and equity components of the Convertible Notes in a manner that, when interest cost is recognized in subsequent periods, will reflect our nonconvertible debt borrowing rate at the time the Convertible Notes were issued. The effective interest rate on the liability component is 9.5%. Under certain circumstances, holders of the Convertible Notes may convert their notes prior to maturity. The Convertible Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The principal amount outstanding was $35.1 million at June 30, 2013, and $35.1 million at December 31, 2012. At June 30, 2013, we were in compliance with the covenants under the Convertible Notes’ indenture.

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $241.6 million of additional borrowings available at June 30, 2013. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2013, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At June 30, 2013, we were in compliance with the covenants of the 2013 Amended Credit Facility.

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2013, we extended the maturity of this credit facility through May 2014. At June 30, 2013, advances received of $35.0 million were secured by $84.9 million of accounts receivable, and based on available and qualifying receivables, $15.0 million of additional borrowings were available under the program. At December 31, 2012, we had borrowed $40.0 million under this facility. The interest rate under this program is the sum of (A) either (1) commercial paper rates, (2) LIBOR rates, or (3) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At June 30, 2013, the interest rate was 0.7%.

International Receivable Sales Programs

We have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At June 30, 2013, commitments supporting these programs totaled $18.2 million, advances received of $0.8 million were secured by $10.8 million of accounts receivable, and based on available and qualifying receivables, $7.3 million of additional borrowings were available under the programs. At December 31, 2012, we had borrowed $6.1 million under this facility. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At June 30, 2013, the weighted-average interest rate was 1.9%.

Off Balance Sheet Arrangements

Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $51.1 million at June 30, 2013, and $112.2 million at December 31, 2012, measured at fair value based on market prices for identical assets and net of credits. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at June 30, 2013, or December 31, 2012, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $275.3 million at June 30, 2013, and $361.5 million at December 31, 2012, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity and to ensure short-term covenant compliance, including ongoing restructuring activities, suspension of dividend payments on our common stock in 2009, and the sale of assets related to our solar pastes product line in 2013.

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

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$429	$543
Fixed-rate debt:
Carrying amount	290,194	289,148
Fair value	297,684	270,240
Change in fair value from 1% increase in interest rates	(10,601)	(10,113)
Change in fair value from 1% decrease in interest rates	11,156	10,668
Foreign currency forward contracts:
Notional amount	255,821	250,680
Carrying amount and fair value	494	(4,758)
Change in fair value from 10% appreciation of U.S. dollar	12,278	13,205
Change in fair value from 10% depreciation of U.S. dollar	(15,007)	(16,140)

Item 4.	Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the second quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

As previously reported, on March 29, 2013, a purported shareholder of the Company filed a putative shareholder derivative and class action lawsuit in the Cuyahoga County, Ohio, Court of Common Pleas (Turberg v. Lawrence et al., No. 13-CV-803886), and on April 9, 2013, a purported shareholder of the Company filed a substantially similar putative shareholder derivative and class action lawsuit in the United States District Court for the Northern District of Ohio (Raul v. Hipple et al., No. 1:13-cv-00783). Both of these cases have been voluntarily dismissed without prejudice, Turberg v. Lawrence et al. on June 5, 2013 and Raul v. Hipple et al. on July 10, 2013.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except for per share amounts)
April 1, 2013 to April 30, 2013	—	$—	—	—
May 1, 2013 to May 31, 2013	—	—	—	—
June 1, 2013 to June 30, 2013	—	—	—	—

Total	—		—

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the attached Exhibit Index are the exhibits required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRO CORPORATION (Registrant)

Date: July 31, 2013

/s/ Peter T. Thomas
Peter T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2013

/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of incorporation and by-laws:

3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994 (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on June 23, 1998 (incorporated by reference to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.4	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on October 14, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).

3.5	Ferro Corporation Amended and Restated Code of Regulations.

4	Instruments defining rights of security holders, including indentures:

4.1	Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

4.2	First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Note due 2013) (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K, filed August 19, 2008).

4.3	Form of Indenture, by and between Ferro Corporation and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3ASR, filed July 27, 2010).

4.4	First Supplemental Indenture, dated August 24, 2010, by and between Ferro Corporation and Wilmington Trust FSB (with Form of 7.875% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010).

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

10.1	Settlement Agreement, dated May 8, 2013, by and among Ferro Corporation, FrontFour Master Fund, Ltd. and certain of its affiliates and Quinpario Partners, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 9, 2013).

10.2	Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 23, 2013).*

10.3	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2013, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 30, 2013).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 26, 2013).*

10.5	Form of Terms of Nonstatutory Stock Options Grants under the Ferro Corporation 2013 Omnibus Incentive Plan.*

10.6	Form of Terms of Performance Share Unit Awards under the Ferro Corporation 2013 Omnibus Incentive Plan.*

10.7	Form of Terms of Restricted Share Unit Awards under the Ferro Corporation 2013 Omnibus Incentive Plan.*

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.