Form 10-Q
period 2013-09-30
FERRO CORP
filed 2013-10-23
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

At September 30, 2013, there were 86,601,495 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	35

PART II

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands, except per share amounts)
Net sales	$408,104	$408,865	$1,261,083	$1,344,836
Cost of sales	323,857	348,155	1,009,945	1,112,587

Gross profit	84,247	60,710	251,138	232,249
Selling, general and administrative expenses	59,078	63,863	184,986	202,675
Restructuring and impairment charges	3,834	198,695	26,738	203,734
Other expense (income):
Interest expense	6,766	6,716	21,034	19,566
Interest earned	(48)	(57)	(171)	(192)
Foreign currency losses, net	1,308	869	4,016	792
Miscellaneous (income) expense, net	(209)	797	(9,493)	3,038

Income (loss) before income taxes	13,518	(210,173)	24,028	(197,364)
Income tax expense	474	105,447	4,025	113,115

Income (loss) from continuing operations	13,044	(315,620)	20,003	(310,479)
(Loss) income from discontinued operations, net of income taxes	—	(118)	(8,421)	917

Net income (loss)	13,044	(315,738)	11,582	(309,562)
Less: Net income attributable to noncontrolling interests	392	376	177	830

Net income (loss) attributable to Ferro Corporation common shareholders	$12,652	$(316,114)	$11,405	$(310,392)

Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
From continuing operations	$0.15	$(3.66)	$0.23	$(3.61)
From discontinued operations	$—	—	(0.10)	0.01

	$0.15	$(3.66)	$0.13	$(3.60)

Diluted earnings (loss):
From continuing operations	$0.15	$(3.66)	$0.23	$(3.61)
From discontinued operations	$—	—	(0.10)	0.01

	$0.15	$(3.66)	$0.13	$(3.60)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income (loss)	$13,044	$(315,738)	$11,582	$(309,562)
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,226	3,321	(3,820)	(2,940)
Postretirement benefit liabilities	(34)	1,044	(171)	(311)

Total comprehensive income (loss)	17,236	(311,373)	7,591	(312,813)
Less: Comprehensive income attributable to noncontrolling interests	415	442	323	845

Comprehensive income (loss) attributable to Ferro Corporation	$16,821	$(311,815)	$7,268	$(313,658)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$35,853	$29,576
Accounts receivable, net	331,847	306,463
Inventories	195,617	200,824
Deferred income taxes	8,011	7,995
Other receivables	32,371	31,554
Other current assets	14,571	10,802
Current assets of discontinued operations	—	6,289

Total current assets	618,270	593,503
Other assets
Property, plant and equipment, net	299,619	309,374
Goodwill	63,234	62,975
Amortizable intangible assets, net	12,268	14,410
Deferred income taxes	20,527	21,554
Other non-current assets	55,444	61,941
Other assets of discontinued operations	—	15,346

Total assets	$1,069,362	$1,079,103

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$59,665	$85,152
Accounts payable	183,044	182,024
Accrued payrolls	44,081	31,643
Accrued expenses and other current liabilities	67,514	76,384
Current liabilities of discontinued operations	—	1,300

Total current liabilities	354,304	376,503
Other liabilities
Long-term debt, less current portion	278,119	261,624
Postretirement and pension liabilities	199,922	216,167
Other non-current liabilities	20,316	18,135

Total liabilities	852,661	872,429
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.6 and 86.5 million shares outstanding in 2013 and 2012, respectively	93,436	93,436
Paid-in capital	320,216	321,652
Retained deficit	(75,201)	(86,606)
Accumulated other comprehensive income	12,513	16,650
Common shares in treasury, at cost	(147,608)	(151,605)

Total Ferro Corporation shareholders’ equity	203,356	193,527
Noncontrolling interests	13,345	13,147

Total equity	216,701	206,674

Total liabilities and equity	$1,069,362	$1,079,103

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury		Common	Paid-in	Retained Earnings	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$287,662	$23,899	$10,232	$582,494
Net (loss) income					(310,392)		830	(309,562)
Other comprehensive (loss) income						(3,266)	15	(3,251)
Stock-based compensation transactions	32	588		4,255				4,843
Distributions to noncontrolling interests							(380)	(380)

Balances at September 30, 2012	6,897	$(153,029)	$93,436	$325,137	$(22,730)	$20,633	$10,697	$274,144

Balances at December 31, 2012	6,962	$(151,605)	$93,436	$321,652	$(86,606)	$16,650	$13,147	$206,674
Net income					11,405		177	11,582
Other comprehensive (loss) income						(4,137)	146	(3,991)
Stock-based compensation transactions	(129)	3,997		(1,436)				2,561
Distributions to noncontrolling interests							(125)	(125)

Balances at September 30, 2013	6,833	$(147,608)	$93,436	$320,216	$(75,201)	$12,513	$13,345	$216,701

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by operating activities	$3,003	$19,536
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(21,187)	(46,245)
Proceeds from sale of assets	16,034	2,386
Proceeds from sale of stock of Ferro Pfanstiehl Laboratories, Inc.	16,912	—
Dividends received from affiliates	1,119	96

Net cash provided by (used for) investing activities	12,878	(43,763)
Cash flows from financing activities
Net borrowings under loans payable (1)	9,223	22,087
Proceeds from revolving credit facility	368,317	323,151
Principal payments on revolving credit facility	(351,404)	(319,926)
Extinguishment of convertible senior notes	(35,066)	—
Other financing activities	(734)	760

Net cash (used for) provided by financing activities	(9,664)	26,072
Effect of exchange rate changes on cash and cash equivalents	60	(19)

Increase in cash and cash equivalents	6,277	1,826
Cash and cash equivalents at beginning of period	29,576	22,991

Cash and cash equivalents at end of period	$35,853	$24,817

Cash paid during the period for:
Interest	$25,484	$25,343
Income taxes	2,905	3,130

(1)	Includes cash flows related to our domestic accounts receivable program, international accounts receivable sales programs as well as loans payable to banks.

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Prior periods have been adjusted for the presentation of discontinued operations.

Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2013.

2. Recent Accounting Pronouncements

Accounting Standards Adopted in the Nine Months Ended September 30, 2013

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

3. Inventories

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials	$59,272	$64,923
Work in process	35,716	35,028
Finished goods	100,629	100,873

Total inventories	$195,617	$200,824

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and were $2.5 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $89.5 million at September 30, 2013, and $112.2 million at December 31, 2012, measured at fair value based on market prices for identical assets and net of credits.

4. Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $686.5 million at September 30, 2013, and $658.1 million at December 31, 2012. Unpaid capital expenditure liabilities, which are noncash investing activities, were $6.6 million at September 30, 2013, and $7.3 million at September 30, 2012.

5. Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans payable to banks	$3,247	$2,477
Domestic accounts receivable asset securitization program	48,000	40,000
International accounts receivable sales programs	5,554	6,122
Current portion of long-term debt	2,864	36,553

Loans payable and current portion of long-term debt	$59,665	$85,152

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
6.50% Convertible Senior Notes, net of unamortized discounts	—	34,417
Revolving credit facility	19,509	2,596
Capital lease obligations	6,053	6,433
Other notes	5,421	4,731

Total long-term debt	280,983	298,177
Current portion of long-term debt	(2,864)	(36,553)

Long-term debt, less current portion	$278,119	$261,624

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2013, we extended the maturity of this credit facility through May 2014. At September 30, 2013, advances received of $48.0 million were secured by $77.6 million of accounts receivable, and based on available and qualifying receivables, $2.0 million of additional borrowings were available under the program. During the third quarter of 2013 we amended the agreement. The interest rate under the amended agreement is the sum of (A) either (1) LIBOR rates or (2) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At September 30, 2013, the interest rate was 0.6%.

We also have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2013, the commitments supporting these programs totaled $18.9 million, the advances received of $5.6 million were secured by $8.7 million of accounts receivable, and based on available and qualifying receivables, $0.2 million of additional borrowings were available under the programs. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At September 30, 2013, the weighted-average interest rate was 1.9%.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At September 30, 2013, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Senior Notes (the “Convertible Notes”) were repaid at maturity on August 15, 2013. The principal amount outstanding at maturity was $35.1 million.

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $225.0 million of additional borrowings available at September 30, 2013. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At September 30, 2013, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At September 30, 2013, we were in compliance with the covenants of the 2013 Amended Credit Facility.

6. Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$35,853	$35,853	$35,853	$—	$—
Loans payable	(56,801)	(56,801)	—	(56,801)	—
7.875% Senior Notes	(250,000)	(262,500)	—	(262,500)	—
Revolving Credit Facility	(19,509)	(19,936)	—	(19,936)	—
Other long-term notes payable	(5,421)	(4,511)	—	(4,511)	—
Foreign currency forward contracts, net	(2,467)	(2,467)	—	(2,467)	—

	December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$29,576	$29,576	$29,576	$—	$—
Loans payable	(48,599)	(48,599)	—	(48,599)	—
7.875% Senior Notes	(250,000)	(231,500)	—	(231,500)	—
6.50% Convertible Senior Notes, net of unamortized discounts	(34,417)	(34,803)	—	(34,803)	—
Revolving credit facility	(2,596)	(2,634)	—	(2,634)	—
Other long-term notes payable	(4,731)	(3,937)	—	(3,937)	—
Foreign currency forward contracts, net	(4,758)	(4,758)	—	(4,758)	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of short-term loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair values of the Senior Notes and the Convertible Notes are based on third-party estimated bid prices. The fair values of the Revolving Credit Facility and the other long-term notes payable are based on the present value of expected future cash flows, assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions, the majority of which are intercompany. These forward contracts are not designated as hedging instruments. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency losses, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, net foreign currency loss was approximately $1.3 million and $4.0 million, respectively, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, including timing of transactions, etc. Net losses arising from the change in fair value of our financial instruments of $2.7 million and $6.7 million, for the three and nine months ended September 30, 2013, respectively, offset related net gains on the underlying intercompany transactions of approximately the same amounts. The fair values of these contracts are based on market prices for comparable contracts. We had foreign currency forward contracts with notional amounts of $231.3 million at September 30, 2013, and $250.7 million at December 31, 2012.

The following table presents the effect on our consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively, of our foreign currency forward contracts:

	Amount of Loss Recognized in Earnings
	2013	2012	Location of Loss in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(2,652)	$(4,148)	Foreign currency losses, net

The following table presents the effect on our consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain Recognized in Earnings
	2013	2012	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(6,652)	$5,385	Foreign currency losses, net

The following table presents the fair values on our consolidated balance sheets of foreign currency forward contracts:

	September 30, 2013	December 31, 2012	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	211	213	Accrued expenses and other current liabilities
Liability derivatives:
Foreign currency forward contracts	(2,678)	(4,971)	Accrued expenses and other current liabilities

7. Income Taxes

Income tax expense for the nine months ended September 30, 2013, was $4.0 million, or 16.8% of pre-tax income. In the first nine months of 2012, we recorded income tax expense of $113.1 million, or (57.3)% of pre-tax income. The change in the effective tax rate was primarily due to the reserve for a significant portion of the Company’s deferred tax assets, that was recorded in the third quarter of 2012 compared to the expected usage of tax assets in 2013.

8. Contingent Liabilities

We have recorded environmental liabilities of $8.2 million at September 30, 2013, and $9.6 million at December 31, 2012, for costs associated with the remediation of certain of our properties that have been contaminated, primarily a non-operating facility in Brazil. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

There are various lawsuits and claims pending against the Company and its subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9. Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2013 and 2012, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$4	$4	$519	$493	$—	$—
Interest cost	4,485	4,867	1,224	1,313	285	396
Expected return on plan assets	(6,181)	(5,158)	(742)	(748)	—	—
Amortization of prior service cost (credit)	3	12	7	—	(29)	(33)

Net periodic benefit (credit) cost	$(1,689)	$(275)	$1,008	$1,058	$256	$363

Net periodic benefit (credit) cost for the nine months ended September 30, 2013 and 2012, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$12	$12	$1,577	$1,496	$—	$—
Interest cost	13,455	14,602	3,672	3,990	855	1,189
Expected return on plan assets	(18,543)	(15,473)	(2,229)	(2,253)	—	—
Amortization of prior service cost (credit)	9	36	21	1	(87)	(98)
Curtailment and settlement effects	—	—	—	(2,394)	—	—

Net periodic benefit (credit) cost	$(5,067)	$(823)	$3,041	$840	$768	$1,091

Net periodic benefit credit for our U.S. pension plans for the nine months ended September 30, 2013 increased from the effects of a lower discount rate and larger plan asset balances resulting in increased expected returns. Net periodic benefit cost for our non-U.S. pension plans increased due to the non-recurring credit recognized in the second quarter of 2012, resulting from curtailment of retirement benefit accumulations in the Netherlands. The affected employees in the Netherlands now receive benefits through a defined contribution plan.

10. Stock-Based Compensation

On May 22, 2013, our shareholders approved the 2013 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2013, subject to shareholder approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors, motivating such employees and directors to achieve the Company’s short- and long-range performance goals and objectives, aligning their interests with those of its shareholders. The Plan reserves 4,400,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights.

The 2010 Long Term Incentive Plan (the “Previous Plan”) was replaced by the Plan, and no future grants may be made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.

In 2013, our Board of Directors granted 0.6 million stock options, 0.5 million performance share units and 0.4 million deferred stock units under The Previous Plan and The Plan. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2013:

Stock Options
Weighted-average grant-date fair value	$4.01
Expected life, in years	6.0
Risk-free interest rate	1.2% - 1.4%
Expected volatility	83.9% - 86.4%

The weighted average grant date fair value of our performance share units was $5.69. These shares are currently expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the nine months ended September 30, 2013, was $5.70.

We recognized stock-based compensation expense of $4.4 million for the nine months ended September 30, 2013, and $5.7 million for the nine months ended September 30, 2012. At September 30, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $8.4 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2016.

11. Restructuring and Cost Reduction Programs

In the first quarter of 2013, we developed and initiated various restructuring programs across the organization with the objectives of realigning the business and lowering our cost structure. Specifically, the programs relate to our European operations, certain corporate functions, improvement of operational efficiencies, and the exit of the solar pastes product line. As a result of the restructuring actions, the Company expects to incur charges of approximately $40 million, the majority of which will be for severance costs and require future cash expenditures. The programs are subject to required consultations with employee representatives at the affected sites and other local legal requirements. Charges associated with these programs were $3.8 million and $26.7 million for the three and the nine months ended September 30, 2013, respectively. The cumulative charges incurred to date associated with these programs are $37.0 million.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2012	$4,093	$6,139		$10,232
Restructuring charges	19,647	7,094	(3)	26,738
Cash payments	(14,715)	(7,671)		(22,386)
Non-cash items	92	(820)	3	(725)

Balance at September 30, 2013	$9,117	$4,742	$—	$13,859

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

Three months ended September 30,
2012
Net sales	$5,975
Cost of sales	4,346

Gross profit	1,629
Selling, general and administrative expenses	1,246
Restructuring charges	95
Interest expense	385
Miscellaneous income, net	(5)

Loss from discontinued operations before income taxes	(92)
Income tax expense	26

Loss from discontinued operations, net of income taxes	$(118)

	Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Net sales	$4,791	$17,899
Cost of sales	2,762	11,641

Gross profit	2,029	6,258
Selling, general and administrative expenses	1,181	3,631
Restructuring and impairment charges	8,682	95
Interest expense	589	1,123
Miscellaneous income, net	(2)	(11)

(Loss) income from discontinued operations before income taxes	(8,421)	1,420
Income tax expense	—	503

(Loss) income from discontinued operations, net of income taxes	$(8,421)	$917

The following is a summary of the assets and liabilities of FPL at December 31, 2012, which are presented separately on the condensed consolidated balance sheet:

(Dollars in thousands)
Inventories	$6,267
Other current assets	22

Current assets of discontinued operations	6,289

Property, plant and equipment, net	15,346

Other assets of discontinued operations	15,346

Accounts payable	880
Accrued payrolls	47
Accrued expenses and other current liabilities	373

Current liabilities of discontinued operations	$1,300

13. Earnings (Loss) Per Share

Details of the calculation of basic and diluted earnings (loss) per share are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(In thousands, except per share amounts)
Basic earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$12,652	$(316,114)	$11,405	$(310,392)
Adjustment for loss (income) from discontinued operations	—	118	8,421	(917)

Total	$12,652	$(315,996)	$19,826	$(311,309)

Weighted-average common shares outstanding	86,426	86,296	86,464	86,274
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.15	$(3.66)	$0.23	$(3.61)
Diluted earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$12,652	$(316,114)	$11,405	$(310,392)
Adjustment for loss (income) from discontinued operations	—	118	8,421	(917)

Total	$12,652	$(315,996)	$19,826	$(311,309)

Weighted-average common shares outstanding	86,426	86,296	86,464	86,274
Assumed exercise of stock options	200	—	112	—
Assumed satisfaction of deferred stock unit conditions	77	—	63	—
Assumed satisfaction of restricted stock unit conditions	120	—	84	—
Assumed satisfaction of performance stock unit conditions	375	—	247	—
Assumed satisfaction of restricted share conditions	52	—	63	—

Weighted-average diluted shares outstanding	87,250	86,296	87,033	86,274

Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.15	$(3.66)	$0.23	$(3.61)

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 2.0 million and 2.4 million for the three and nine months ended September 30, 2013, respectively, and 7.5 million for the three and nine months ended September 30, 2012.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2013, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$2,510	$5,911	$(77)	$8,344
Other comprehensive income before reclassifications	—	4,203	—	4,203
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	—	—	(34)

Net current period other comprehensive (loss) income	(34)	4,203	—	4,169

Ending accumulated other comprehensive income (loss)	$2,476	$10,114	$(77)	$12,513

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2013, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$2,647	$14,080	$(77)	$16,650
Other comprehensive loss before reclassifications	—	(3,966)	—	(3,966)
Amounts reclassified from accumulated other comprehensive income (loss)	(171)	—	—	(171)

Net current period other comprehensive loss	(171)	(3,966)	—	(4,137)

Ending accumulated other comprehensive income (loss)	$2,476	$10,114	$(77)	$12,513

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

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended September 30,		Nine months ended September 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands)		(Dollars in thousands)
Pigments, Powders and Oxides	$47,647	$64,053	$155,948	$219,398
Performance Colors and Glass	94,059	86,398	298,633	294,806
Performance Coatings	151,873	137,228	445,969	447,065
Polymer Additives	71,599	79,881	229,266	251,055
Specialty Plastics	42,926	41,305	131,267	132,512

Total net sales	$408,104	$408,865	$1,261,083	$1,344,836

In the first quarter, in conjunction with the changes to operating segments, we changed the profitability metric utilized by management to evaluate segment performance. The metric that was utilized historically was segment income, and segment gross profit is the metric that is now utilized. We measure segment gross profit for internal reporting purposes by excluding certain other cost of sales, which includes costs associated with facilities that have been idled or closed. Each segment’s gross profit and a reconciliation to income (loss) before income taxes from continuing operations follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	As adjusted 2012	2013	As adjusted 2012
	(Dollars in thousands)		(Dollars in thousands)
Pigments, Powders and Oxides	$8,390	$7,231	$25,882	$28,363
Performance Colors and Glass	28,713	21,086	87,203	77,220
Performance Coatings	36,410	23,858	100,237	85,328
Polymer Additives	6,251	8,907	20,616	26,871
Specialty Plastics	6,881	6,984	22,116	23,207
Other cost of sales	(2,398)	(7,356)	(4,916)	(8,740)

Total gross profit	84,247	60,710	251,138	232,249
Selling, general and administrative expenses	59,078	63,863	184,986	202,675
Restructuring and impairment charges	3,834	198,695	26,738	203,734
Other expense, net	7,817	8,325	15,386	23,204

Income (loss) before income taxes	$13,518	$(210,173)	$24,028	$(197,364)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended September 30, 2013, sales were flat compared to the prior-year same period. Increases in sales excluding precious metals in Performance Colors and Glass and Performance Coatings were partially offset by lower sales in Polymer Additives due to the accelerated deselection of certain plasticizer products, and in Pigments, Powders and Oxides due to the exit of solar pastes in the first quarter of 2013. The decrease in sales of precious metals was primarily in Pigments, Powders and Oxides and driven by the exit of solar pastes. Gross profit increased approximately $24 million in the third quarter of 2013 compared to the prior-year same period, or 550 basis points as a percentage of net sales excluding precious metals, to 21.8%. The favorability was driven by our cost reduction initiatives, increased net sales excluding precious metals and improved business mix, partially offset by lower sales in Polymer Additives and the impact of the exit of solar pastes.

We continue to execute against our cost savings plans, which has resulted in additional savings in the third quarter of 2013 compared with the prior-year same period. Further, we have announced that we now expect to achieve cost savings of greater than $100 million by the end of 2015.

For the three months ended September 30, 2013, Ferro net income was $13.0 million, compared with net loss of $315.7 million in 2012, and net income attributable to common shareholders was $12.7 million, compared with net loss attributable to common shareholders of $316.1 million in 2012. Income from continuing operations was $13.0 million in the three months ended September 30, 2013, compared with net loss from continuing operations of $315.6 million in 2012. Our total segment gross profit for the third quarter of 2013 was $84.2 million, compared with $60.7 million in 2012. We incurred restructuring charges of $3.8 million in the third quarter.

For the nine months ended September 30, 2013, Ferro net income was $11.6 million, compared with net loss of $309.6 million in 2012, and net income attributable to common shareholders was $11.4 million, compared with net loss attributable to common shareholders of $310.4 million in 2012. Income from continuing operations was $20.0 million in the nine months ended September 30, 2013, compared with net loss from continuing operations of $310.5 million in 2012. Our total segment gross profit for the nine months ended September 30, 2013 was $251.1 million, compared with $232.2 million in 2012. We incurred restructuring and impairment charges of $26.7 million in the nine months ended September 30, 2013.

Outlook

We have continued to make progress against our strategic objectives during the third quarter of 2013. We have executed against our cost reduction plans, which are expected to drive cost savings of approximately $45 million for full year 2013. These actions, in addition to the cost savings from exiting solar pastes during the first quarter of 2013 have significantly improved the Company’s cost structure.

In the fourth quarter, we expect to realize the continued benefits from our cost reduction plans, however, we also expect our normal seasonal business pattern, which is characterized by lower customer demand and reduced plant utilization due to holiday shutdowns.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations—Consolidated

For the three and nine months ended September 30, 2012, amounts originally reported have been adjusted for the effects of applying retrospectively the discontinued operations of FPL as described in Note 12, Discontinued Operations and the changes in our reportable segments as described in Note 15, Reporting for Segments. Both notes are part of the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2013 and 2012

For the three months ended September 30, 2013, Ferro net income was $13.0 million, compared with net loss of $315.7 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, Ferro net income attributable to common shareholders was $12.7 million, or $0.15 per share, compared with Ferro net loss attributable to common shareholders of $316.1 million, or $3.66 loss per share, for the three months ended September 30, 2012.

Net Sales

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$387,025	$372,904	$14,121	3.8%
Sales of precious metals	21,079	35,961	(14,882)	(41.4)%

Net sales	408,104	408,865	(761)	(0.2)%
Cost of sales	323,857	348,155	(24,298)	(7.0)%

Gross profit	$84,247	$60,710	$23,537	38.8%

Gross profit as a % of net sales excluding precious metals	21.8%	16.3%

Net sales decreased by 0.2% in the three months ended September 30, 2013, compared with the prior-year same period. Net sales excluding precious metals increased $14.1 million, driven by increased sales in our Performance Coatings, Performance Colors and Glass and Specialty Plastics segments, partially offset by decreased sales in our Polymer Additives and Pigments, Powders and Oxides segments. The exit of solar pastes during the first quarter of 2013 drove the decrease in sales of precious metals compared to the prior year.

Gross Profit

Gross profit increased 38.8% in the three months ended September 30, 2013, compared to the prior-year same period. The significant drivers of the increased gross profit are strong demand and lower raw material and production costs in our Performance Coatings segment and favorable product mix in our Performance Colors and Glass segment. These increases were partially offset by unfavorable product mix in our Pigments, Powders and Oxides segment and the impact of reduced demand for certain plasticizer products in our Polymer Additives segment. Additionally, during the third quarter of 2012, inventory charges related to obsolete solar pastes impacted gross profit by approximately $5 million.

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

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$34,205	$42,620	$(8,415)	(19.7)%
Performance Chemicals	5,864	6,709	(845)	(12.6)%
Corporate	19,009	14,534	4,475	30.8%

Selling, general and administrative expenses	$59,078	$63,863	$(4,785)	(7.5)%

SG&A expenses were $4.8 million lower in the three months ended September 30, 2013 compared with the prior-year same period. As a percentage of sales, SG&A expenses decreased 110 basis points from 15.6% in the third quarter of 2012 to 14.5% in the third quarter of 2013. The primary drivers of the change in SG&A expenses were lower bad debt expense in the third quarter of 2013 compared to the prior-year same period, and lower pension and other postretirement benefit expense resulting from a lower discount rate and higher plan assets, generating higher expected returns, compared to the prior-year same period. Personnel expenses decreased compared to the prior year driven by the exit of solar pastes and the various personnel actions taken during 2012 and into 2013, however, there was an increase in incentive compensation of approximately $11 million compared to the prior-year same period. The change in other SG&A expenses was primarily driven by a charge taken for a reserve required in the third quarter of 2012 that did not recur in the current year, partially offset by higher professional fees.

The following table includes SG&A components with significant changes between 2013 and 2012:

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$32,554	$42,033	$(9,479)	(22.6)%
Incentive compensation	7,350	(4,090)	11,440	NM
Stock-based compensation	1,744	1,894	(150)	(7.9)%
Pension and other postretirement benefits	(425)	1,146	(1,571)	NM
Idle sites	—	476	(476)	(100.0)%
Bad debt expense	(89)	2,759	(2,848)	NM
Other	17,944	19,645	(1,701)	(8.7)%

Selling, general and administrative expenses	$59,078	$63,863	$(4,785)	(7.5)%

NM — Not meaningful

Restructuring and Impairment Charges

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Employee severance	$478	$(34)	$512	NM
Other restructuring costs	3,356	(83)	3,439	NM
Impairment	—	198,812	(198,812)	NM

Restructuring and impairment charges	$3,834	$198,695	$(194,861)	NM

NM — Not meaningful

Restructuring and impairment charges decreased significantly in the third quarter of 2013 compared to the prior-year same period. The drivers of the decrease were the significant nonrecurring impairments of goodwill and property, plant and equipment in the third quarter of 2012, partially offset by additional charges related to our ongoing restructuring plans during the third quarter of 2013.

Interest Expense

Interest expense in the third quarter of 2013 was consistent with the prior-year same period. The components of interest expense are as follows:

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest expense	$6,592	$6,507	$85	1.3%
Amortization of bank fees	393	483	(90)	(18.6)%
Interest capitalization	(219)	(274)	55	(20.1)%

Interest expense	$6,766	$6,716	$50	0.7%

Income Tax Expense

During the third quarter of 2013, income tax expense was $0.5 million compared with the income tax expense of $105.4 million in the third quarter of 2012. Income tax expense for the current period was less than the expense recorded in the prior-year same period primarily due to the reserve that was recorded in the third quarter of 2012 on a significant portion of our deferred tax assets.

Results of Operations—Segment Information

Comparison of the three months ended September 30, 2013 and 2012

Performance Materials

Pigments, Powders and Oxides

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$35,551	$38,286	$(2,735)	(7.1)%
Segment precious metal sales	12,096	25,767	(13,671)	(53.1)%

Segment net sales	47,647	64,053	(16,406)	(25.6)%
Segment gross profit	8,390	7,231	1,159	16.0%
Gross profit as a % of segment net sales excluding precious metals	23.6%	18.9%

Sales in Pigments, Powders and Oxides decreased due to the exit of solar pastes during the first quarter of 2013, which comprised approximately $4 million of the decrease in net sales excluding precious metals from the prior-year same period. The decrease in sales related to the exit of solar pastes was partially mitigated by increased sales of our metal powders products produced in the United States compared to the prior year. The decreased sales from the exit of solar pastes were further mitigated by tolling revenue of approximately $1 million during the third quarter of 2013 related to a supply agreement entered into with the buyer of our solar pastes assets. Sales were unfavorably impacted by product mix, including the shift away from solar pastes products, which was only partially mitigated by increased volume and pricing benefits in the third quarter. The decrease in precious metal sales was primarily driven by the exit of solar pastes. Regionally, the United States drove the decrease in sales, primarily due to the exit of solar pastes. Gross profit increased from the prior-year same period primarily due to favorable production costs and higher volume, partially offset by unfavorable mix.

Performance Colors and Glass

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$85,076	$76,204	$8,872	11.6%
Segment precious metal sales	8,983	10,194	(1,211)	(11.9)%

Segment net sales	94,059	86,398	7,661	8.9%
Segment gross profit	28,713	21,086	7,627	36.2%
Gross profit as a % of segment net sales excluding precious metals	33.7%	27.7%

Net sales excluding precious metals increased compared to the prior-year same period, primarily driven by sales of our glass products. Sales of our glass products increased over the prior-year same period by approximately $7 million, with the remainder of the increase primarily coming from our electronic packaging materials products. Net sales excluding precious metals were impacted by favorable product mix, favorable pricing, and higher volume compared to the prior-year same period. Regionally, Europe and the United States increased approximately $5 million and $2 million, respectively, compared to the prior-year same period. Other regions increased by approximately $1 million in total. Gross profit increased from the prior-year same period due to favorable volume and product mix, favorable pricing, and favorable production costs.

Performance Coatings

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$151,873	$137,228	$14,645	10.7%
Segment gross profit	36,410	23,858	12,552	52.6%
Gross profit as a % of segment net sales	24.0%	17.4%

Sales increased in Performance Coatings due to higher sales of our inks products and porcelain enamel products compared to the prior-year same period. The impact of these increases was approximately $12 million, with the balance of the increase due to higher sales of other tile coating products. Sales were favorably impacted by higher volumes and mix, partially offset by unfavorable pricing, most significantly related to our tile products. Regionally, Europe drove the largest increase in sales, approximately $11 million, due to increased customer demand and favorable product mix. Asia-Pacific and the United States also both increased by approximately $2 million and $1 million, respectively. Gross profit increased from the prior-year same period primarily due to favorable raw material and production costs and higher volume, partially offset by unfavorable pricing impacts.

Performance Chemicals

Polymer Additives

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$71,599	$79,881	$(8,282)	(10.4)%
Segment gross profit	6,251	8,907	(2,656)	(29.8)%
Gross profit as a % of segment net sales	8.7%	11.2%

Sales decreased in Polymer Additives primarily due to the continued decline in sales volume of certain plasticizer products, which is being driven by changing environmental regulations. Regionally, sales declined in the United States by approximately $8 million, comprising the majority of the decrease in the segment. Approximately $6 million of the United States sales decline related to lower volume of the noted plasticizer products. Gross profit decreased from the prior-year same period as a result of the lower sales volume, unfavorable pricing impacts, and unfavorable manufacturing costs.

Specialty Plastics

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$42,926	$41,305	$1,621	3.9%
Segment gross profit	6,881	6,984	(103)	(1.5)%
Gross profit as a % of segment net sales	16.0%	16.9%

Sales increased in Specialty Plastics primarily due to strong demand for certain plastic colorants products and filled and reinforced plastics products. Sales were favorably impacted by higher volume, which was only partially offset by unfavorable price and mix impacts. Regionally, Europe and Latin America drove a sales increase totaling approximately $3 million, which was partially offset by a sales decrease in the United States of approximately $1 million. Gross profit was flat compared to the prior-year same period.

	Three months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$157,421	$173,648	$(16,227)	(9.3)%
International	250,683	235,217	15,466	6.6%

Total	$408,104	$408,865	$(761)	(0.2)%

Net sales declined slightly compared to the prior-year same period, with a decrease in the United States being partially mitigated by increased net sales in international regions. In the third quarter of 2013, sales originating in the United States were 39% of total net sales, compared with 42% of net sales in the third quarter of 2012. The decline in sales in the United States was primarily driven by the exit of solar pastes, in combination with reduced demand for certain plasticizer products that is being driven by changing environmental regulations. The increase in international regions was primarily driven by increased sales in Europe across all segments except for Polymer Additives, resulting in increased sales of approximately $18 million compared to the prior-year same period. Further, Latin America experienced slight increases across most segments. Higher sales in Europe and Latin America were partially offset by decreased sales in Asia-Pacific of approximately $5 million, which were primarily due to the exit of solar pastes and lower sales of metal powders products.

Results of Operations—Consolidated

Comparison of the nine months ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, Ferro net income was $11.6 million, compared with net loss of $309.6 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, Ferro net income attributable to common shareholders was $11.4 million, or $0.13 per share, compared with Ferro net loss attributable to common shareholders of $310.4 million, or $3.60 loss per share, for the nine months ended September 30, 2012.

Net Sales

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$1,181,470	$1,211,992	$(30,522)	(2.5)%
Sales of precious metals	79,613	132,844	(53,231)	(40.1)%

Net sales	1,261,083	1,344,836	(83,753)	(6.2)%
Cost of sales	1,009,945	1,112,587	(102,642)	(9.2)%

Gross profit	$251,138	$232,249	$18,889	8.1%

Gross profit as a % of net sales excluding precious metals	21.3%	19.2%

Net sales decreased by 6.2% in the nine months ended September 30, 2013, compared with the prior-year same period. Net sales excluding precious metals decreased $30.5 million, driven by decreased sales in our Pigments, Powders and Oxides segment, primarily due to the exit of solar pastes during the first quarter of 2013, and decreased sales in our Polymer Additives segment. Partially mitigating these decreases were increased sales in our Performance Colors and Glass segment. The exit of solar pastes during the first quarter of 2013 was also the primary driver of the decrease in sales of precious metals compared to the prior year.

Gross Profit

Gross profit increased 8.1% in the nine months ended September 30, 2013, compared to the prior-year same period. The significant drivers of the increased gross profit are favorable product mix in our Performance Colors and Glass segment and strong demand and lower raw material and production costs, partially offset by unfavorable price impacts, in our Performance Coatings segment. These increases were partially offset by unfavorable mix in our Pigments, Powders and Oxides segment and the impact of reduced demand for certain plasticizer products and unfavorable production costs in our Polymer Additives segment. Additionally, in the prior year, inventory charges related to obsolete solar pastes impacted gross profit by approximately $5 million.

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

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$113,700	$137,393	$(23,693)	(17.2)%
Performance Chemicals	17,575	24,294	(6,719)	(27.7)%
Corporate	53,711	40,988	12,723	31.0%

Selling, general and administrative expenses	$184,986	$202,675	$(17,689)	(8.7)%

SG&A expenses were $17.7 million lower in the nine months ended September 30, 2013 compared with the prior-year same period. As a percentage of sales, SG&A expenses decreased 40 basis points from 15.1% for the nine months ended September 30, 2012 to 14.7% for the nine months ended September 30, 2013. The primary drivers of the reduction in SG&A expenses were the various personnel actions taken during 2012 and into 2013, which drove decreases in personnel expenses and stock-based compensation expense. The decreases were partially offset by an increase in incentive compensation of approximately $14 million in the first nine months of 2013 compared to the prior-year same period. In addition, a lower discount rate and increased expected returns on our pension plan assets has reduced pension and other postretirement benefit expense in the first nine months of 2013 compared to the prior-year same period. Our expenses related to idle sites have decreased in the current year as a result of selling the majority of our idle sites in the current year, and our bad debt expense has decreased approximately $2 million compared to the prior-year same period.

The following table includes SG&A components with significant changes between 2013 and 2012:

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$107,881	$130,850	$(22,969)	(17.6)%
Incentive compensation	14,147	115	14,032	NM
Stock-based compensation	4,392	5,699	(1,307)	(22.9)%
Pension and other postretirement benefits	(1,258)	1,108	(2,366)	NM
Idle sites	—	1,791	(1,791)	(100.0)%
Bad debt expense	1,835	4,174	(2,339)	(56.0)%
Other	57,989	58,938	(949)	(1.6)%

Selling, general and administrative expenses	$184,986	$202,675	$(17,689)	(8.7)%

NM — Not meaningful

Restructuring and Impairment Charges

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Employee severance	$19,647	$4,858	$14,789	NM
Other restructuring costs	7,094	—	7,094	NM
Impairment	(3)	198,876	(198,879)	NM

Restructuring and impairment charges	$26,738	$203,734	$(176,996)	NM

NM — Not meaningful

Restructuring and impairment charges decreased significantly in the first nine months of 2013 compared to the prior-year same period. The drivers of the decrease were the significant nonrecurring impairments of goodwill and property, plant and equipment in the third quarter of 2012, partially offset by charges related to our ongoing restructuring plans during the first nine months of 2013.

Interest Expense

Interest expense in the first nine months of 2013 increased compared to the prior-year same period, primarily due to the write-off of deferred financing fees resulting from amending our revolving credit facility and the commitment amount being reduced from $350.0 million to $250.0 million, and reduced capitalization of interest costs resulting from an information systems tools project that did not recur in the current year. The components of interest expense are as follows:

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest expense	$19,763	$19,495	$268	1.4%
Amortization of bank fees	1,885	1,459	426	29.2%
Interest capitalization	(614)	(1,388)	774	(55.8)%

Interest expense	$21,034	$19,566	$1,468	7.5%

Income Tax Expense

Income tax expense for the nine months ended September 30, 2013 was $4.0 million, or 16.8% of pre-tax income. In the prior-year same period, we recorded income tax expense of $113.1 million, or (57.3)% of pre-tax income. The change in the effective tax rate was primarily due to the reserve for a significant portion of the Company’s deferred tax assets, which was recorded in the third quarter of 2012.

Results of Operations—Segment Information

Comparison of the nine months ended September 30, 2013 and 2012

Performance Materials

Pigments, Powders and Oxides

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$110,146	$124,429	$(14,283)	(11.5)%
Segment precious metal sales	45,802	94,969	(49,167)	(51.8)%

Segment net sales	155,948	219,398	(63,450)	(28.9)%
Segment gross profit	25,882	28,363	(2,481)	(8.7)%
Gross profit as a % of segment net sales excluding precious metals	23.5%	22.8%

Sales in Pigments, Powders and Oxides decreased primarily due to the exit of solar pastes during the first quarter of 2013, which comprised approximately $19 million of the decrease in net sales excluding precious metals from the prior-year same period. The decreased sales from the exit of solar pastes were partially mitigated by tolling revenue of approximately $3 million during the period related to a supply agreement entered into with the buyer of our solar pastes assets. Net sales excluding precious metals were unfavorably impacted by product mix, including the shift away from solar pastes products, and unfavorable pricing impacts, which was only partially mitigated by higher volume. The decrease in precious metal sales was driven by the exit of solar pastes. Regionally, the United States drove the decrease in sales, due to the exit of solar pastes. Gross profit decreased from the prior-year same period primarily due to unfavorable mix, which was partially mitigated by favorable production costs and higher volume.

Performance Colors and Glass

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$264,822	$256,931	$7,891	3.1%
Segment precious metal sales	33,811	37,875	(4,064)	(10.7)%

Segment net sales	298,633	294,806	3,827	1.3%
Segment gross profit	87,203	77,220	9,983	12.9%
Gross profit as a % of segment net sales excluding precious metals	32.9%	30.1%

Net sales excluding precious metals increased compared to the prior-year same period, primarily driven by sales of our glass products. Sales of our glass products increased over the prior-year same period by approximately $12 million, partially offset by decreased sales of our colors products of approximately $4 million. Net sales excluding precious metals were favorably impacted by pricing and product mix, partially offset by lower volume. Regionally, Latin America, Europe and the United States increased over the prior-year same period, and Asia Pacific was flat. Gross profit increased from the prior-year same period as a result of favorable pricing and production costs, partially offset by unfavorable volume and mix.

Performance Coatings

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$445,969	$447,065	$(1,096)	(0.2)%
Segment gross profit	100,237	85,328	14,909	17.5%
Gross profit as a % of segment net sales	22.5%	19.1%

Sales decreased in Performance Coatings primarily due to lower sales of our tile colors products of approximately $16 million, which was partially mitigated by increased sales of inks of approximately $11 million and other tile coating products and porcelain enamel products of approximately $3 million compared to the prior-year same period. Sales were unfavorably impacted by price, partially mitigated by higher volume and mix. Regionally, Latin America was the most significant decrease, approximately $12 million, due to reduced customer demand and the impact of selling our borate mine in Argentina that contributed to Performance Coatings sales in the prior-year same period. Sales in the United States also decreased approximately $1 million compared to the prior-year same period. The decreased sales were partially mitigated by increased sales in Europe, driven by increased sales of both tile and porcelain enamel products, and Asia-Pacific, driven by increased sales of porcelain enamel products. Gross profit increased from the prior-year same period primarily due to favorable raw material and production costs and higher volume, partially offset by unfavorable pricing impacts.

Performance Chemicals

Polymer Additives

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$229,266	$251,055	$(21,789)	(8.7)%
Segment gross profit	20,616	26,871	(6,255)	(23.3)%
Gross profit as a % of segment net sales	9.0%	10.7%

Sales decreased in Polymer Additives primarily due to the continued decline in sales volume of certain plasticizer products that is being driven by changing environmental regulations. Regionally, this drove a decrease in United States sales of approximately $18 million and Europe sales of approximately $5 million, which were partially mitigated by increased sales in Latin America of approximately $2 million. Gross profit decreased from the prior-year same period as a result of the reduced sales volume, partially offset by favorable pricing impacts, primarily in Europe.

Specialty Plastics

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$131,267	$132,512	$(1,245)	(0.9)%
Segment gross profit	22,116	23,207	(1,091)	(4.7)%
Gross profit as a % of segment net sales	16.8%	17.5%

Sales decreased in Specialty Plastics primarily due to unfavorable product mix. Regionally, the United States drove the majority of the decrease, approximately $5 million, which was partially mitigated by increases in Europe and Latin America that totaled approximately $4 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable production costs, unfavorable mix and unfavorable pricing impacts.

	Nine months ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$506,439	$586,192	$(79,753)	(13.6)%
International	754,644	758,644	(4,000)	(0.5)%

Total	$1,261,083	$1,344,836	$(83,753)	(6.2)%

Net sales declined in the United States and international regions compared to the prior-year same period. In the first nine months of 2013, sales originating in the United States were 40% of total net sales, compared with 44% of net sales in the first nine months of 2012. Approximately $55 million of the decline in sales in the United States was driven by the exit of solar pastes, including sales of precious metals, and approximately $18 million was due to reduced demand for certain plasticizer products, which is being driven by changing environmental regulations. International sales decreased approximately $12 million, primarily due to reduced sales of our Performance Coatings products in Latin America, continued reduction in demand for certain plasticizer products in Europe totaling approximately $5 million, and the impact of the exit of solar pastes on Asia-Pacific, totaling approximately $9 million. The declines in international regions were partially mitigated by increased sales of our Performance Coatings and Specialty Plastics products in Europe, totaling approximately $12 million, container glass products sales in Latin America of approximately $6 million, and Performance Coatings products sales in Asia-Pacific of approximately $2 million.

Summary of Cash Flows for the nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012	$ Change
	(Dollars in thousands)
Net cash provided by operating activities	3,003	19,536	(16,533)
Net cash provided by (used for) investing activities	12,878	(43,763)	56,641
Net cash (used for) provided by financing activities	(9,664)	26,072	(35,736)
Effect of exchange rate changes on cash and cash equivalents	60	(19)	79

Increase in cash and cash equivalents	$6,277	$1,826	$4,451

Details of net cash provided by operating activities were as follows:

	Nine months ended September 30,
	2013	2012	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$11,582	$(309,562)	$321,144
(Gain) loss on sale of assets and business	(10,686)	1,018	(11,704)
Restructuring and impairment charges	4,355	311,084	(306,729)
Depreciation and amortization	38,000	41,734	(3,734)
Accounts receivable	(23,079)	(23,006)	(73)
Inventories	12,118	15,637	(3,519)
Accounts payable	(5,864)	(4,254)	(1,610)
Other changes in current assets and liabilities, net	(8,363)	7,814	(16,177)
Other adjustments, net	(15,060)	(20,929)	5,869

Net cash provided by operating activities	$3,003	$19,536	$(16,533)

Cash flows from operating activities. Cash flows from operating activities decreased by $16.5 million in the first nine months of 2013 compared with the prior-year same period. The decrease in cash flows was primarily the result of increased cash outflows related to our restructuring activities of $22.4 million during the first nine months of 2013. Reconciling net income to cash flows from operating activities included approximately $4.4 million of non-cash restructuring charges, depreciation and amortization, as well as the net financial statement impact of the sale of solar assets and Ferro Pfansteihl Laboratories, Inc. (“FPL”). Approximately $25.5 million in interest was paid during the current year compared to $25.3 million in the first nine months of 2012. Interest payments were primarily comprised of semiannual interest on our outstanding senior notes. Inventories increased from year end, but less than the increase in the prior-year same period, which is primarily the result of decreased sales compared to the prior-year, as well as stronger inventory management. The increase in accounts receivables from year end is consistent with that seen in the first nine months of 2012.

Cash flows from investing activities. Cash flows from investing activities increased $56.6 million in the first nine months of 2013 compared with the prior-year same period. Cash received for the sale of solar assets and FPL, totaling $27.7 million, comprised the majority of the increase. Capital expenditures decreased to $21.2 million in the first nine months of 2013 from $46.2 million in the prior-year for the comparable period.

Cash flows from financing activities. Cash flows from financing activities decreased $35.7 million in the first nine months of 2013 compared with the prior-year same period. In the first nine months of 2013, we increased borrowings under our domestic accounts receivable asset securitization program by $8 million and increased borrowings through our revolving credit facility by $16.9 million. The additional borrowings from the credit facility were used primarily to fund the extinguishment of our 6.50% convertible senior notes which matured during the third quarter. In the first nine months of 2012, we borrowed $20.0 million through our domestic accounts receivable asset securitization program and $3.2 million through our revolving credit facility.

Capital Resources and Liquidity

7.875% Senior Notes

The 7.875% Senior Notes (the “Senior Notes”) were issued in 2010 at par, bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15th and August 15th, and mature on August 15, 2018. The principal amount outstanding was $250.0 million at September 30, 2013, and December 31, 2012. We may also redeem some or all of the Senior Notes prior to August 15, 2014, at a price equal to the principal amount plus a defined applicable premium. The applicable premium on any redemption date is the greater of 1% of the principal amount of the note or the excess of (1) the present value at such redemption date of the redemption price of the note at August 15, 2014, plus all required interest payments due on the note through August 15, 2014, computed using a discount rate equal to the Treasury Rate as of the redemption date plus 50 basis points; over (2) the principal amount of the note. In addition, we may redeem some or all of the Senior Notes beginning August 15, 2014, at prices ranging from 100% to 103.938% of the principal amount.

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, but not limited to, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At September 30, 2013, we were in compliance with the covenants under the Senior Notes’ indenture.

6.50% Convertible Senior Notes

The 6.50% Convertible Senior Notes (the “Convertible Notes”) were repaid at maturity on August 15, 2013. The principal amount outstanding at maturity was $35.1 million.

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for outstanding letters of credit, we had $225.0 million of additional borrowings available at September 30, 2013. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At September 30, 2013, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At September 30, 2013, we were in compliance with the covenants of the 2013 Amended Credit Facility.

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. In the second quarter of 2013, we extended the maturity of this credit facility through May 2014. At September 30, 2013, advances received of $48.0 million were secured by $77.6 million of accounts receivable, and based on available and qualifying receivables, $2.0 million of additional borrowings were available under the program. At December 31, 2012, we had borrowed $40.0 million under this facility. During the third quarter of 2013 we amended the agreement. The interest rate under the amended agreement is the sum of (A) either (1) LIBOR rates or (2) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At September 30, 2013, the interest rate was 0.6%.

International Receivable Sales Programs

We have several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. At September 30, 2013, commitments supporting these programs totaled $18.9 million, advances received of $5.6 million were secured by $8.7 million of accounts receivable, and based on available and qualifying receivables, $0.2 million of additional borrowings were available under the programs. At December 31, 2012, we had borrowed $6.1 million under this facility. The interest rates under these programs are based on EURIBOR rates plus 1.75%. At September 30, 2013, the weighted-average interest rate was 1.9%.

Off Balance Sheet Arrangements

Consignment Arrangements for Precious Metals. In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. We had on hand precious metals owned by participants in our precious metals program of $89.5 million at September 30, 2013, and $112.2 million at December 31, 2012, measured at fair value based on market prices for identical assets and net of credits. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2013, or December 31, 2012, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Cash and Cash Equivalents

As of September 30, 2013, we had $35.9 million of cash and cash equivalents, of which $35.6 million was held in foreign countries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility. If needed, we could repatriate the majority of foreign cash without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Liquidity Requirements

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $238.5 million at September 30, 2013, and $361.5 million at December 31, 2012, available under various credit facilities, primarily our revolving credit facility. We have taken a variety of actions to enhance liquidity and to ensure short-term covenant compliance, including ongoing restructuring activities, suspension of dividend payments on our common stock in 2009, and the sale of assets related to our solar pastes product line in 2013.

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

The notional amounts, net carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analyses about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$763	$543
Fixed-rate debt:
Carrying amount	255,421	289,148
Fair value	267,011	270,240
Change in fair value from 1% increase in interest rates	(10,324)	(10,113)
Change in fair value from 1% decrease in interest rates	10,844	10,668
Foreign currency forward contracts:
Notional amount	231,342	250,680
Carrying amount and fair value	(2,467)	(4,758)
Change in fair value from 10% appreciation of U.S. dollar	11,455	13,205
Change in fair value from 10% depreciation of U.S. dollar	(14,000)	(16,140)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except for per share amounts)
July 1, 2013 to July 31, 2013	—	$—	—	—
August 1, 2013 to August 31, 2013	—	—	—	—
September 1, 2013 to September 30, 2013	—	—	—	—

Total	—		—

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

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
Date: October 23, 2013
/s/ Peter T. Thomas

Peter T. Thomas
President and Chief Executive Officer (Principal Executive Officer)
Date: October 23, 2013
/s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

3	Articles of incorporation and by-laws:

3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994 (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on June 23, 1998 (incorporated by reference to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.4	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on October 14, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).

3.5	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4	Instruments defining rights of security holders, including indentures:

4.1	Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

4.2	First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Note due 2013) (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K, filed August 19, 2008).

4.3	Form of Indenture, by and between Ferro Corporation and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3ASR, filed July 27, 2010).

4.4	First Supplemental Indenture, dated August 24, 2010, by and between Ferro Corporation and Wilmington Trust FSB (with Form of 7.875% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010).

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

10.1	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 20, 2013, by and among PNC Bank, National Association, Ferro Finance Corporation and Market Street Funding LLC.

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.