Form 10-Q
period 2014-03-31
FERRO CORP
filed 2014-04-23
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

At March 31, 2014, there were 86,924,138 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27

PART II
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	28

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Net sales	$391,735	$417,524
Cost of sales	302,261	338,287

Gross profit	89,474	79,237
Selling, general and administrative expenses	57,576	61,592
Restructuring and impairment charges	4,352	9,454
Other expense (income):
Interest expense	5,884	7,297
Interest earned	(15)	(53)
Foreign currency losses, net	1,367	1,506
Miscellaneous expense (income), net	846	(10,516)

Income before income taxes	19,464	9,957
Income tax expense	2,732	1,016

Income from continuing operations	16,732	8,941
Loss from discontinued operations, net of income taxes	—	(8,421)

Net income	16,732	520
Less: Net loss attributable to noncontrolling interests	(472)	(363)

Net income attributable to Ferro Corporation common shareholders	$17,204	$883

Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
From continuing operations	$0.20	$0.11
From discontinued operations	—	(0.10)

	$0.20	$0.01

Diluted earnings (loss):
From continuing operations	$0.20	$0.11
From discontinued operations	—	(0.10)

	$0.20	$0.01

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$16,732	$520
Other comprehensive loss, net of tax:
Foreign currency translation	(350)	(2,982)
Postretirement benefit liabilities	(36)	(68)

Other comprehensive loss, net of tax	(386)	(3,050)

Total comprehensive income (loss)	16,346	(2,530)
Less: Comprehensive loss attributable to noncontrolling interests	(652)	(342)

Comprehensive income (loss) attributable to Ferro Corporation	$16,998	$(2,188)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$41,088	$28,328
Accounts receivable, net	318,838	287,925
Inventories	210,758	190,216
Deferred income taxes	7,791	6,584
Other receivables	22,043	25,775
Other current assets	12,513	16,561

Total current assets	613,031	555,389
Other assets
Property, plant and equipment, net	293,963	297,104
Goodwill	63,547	63,473
Amortizable intangible assets, net	12,598	13,027
Deferred income taxes	19,020	19,451
Other non-current assets	59,954	59,748

Total assets	$1,062,113	$1,008,192

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$44,400	$44,230
Accounts payable	193,654	153,877
Accrued payrolls	29,886	44,509
Accrued expenses and other current liabilities	64,013	71,115

Total current liabilities	331,953	313,731
Other liabilities
Long-term debt, less current portion	313,557	267,469
Postretirement and pension liabilities	94,995	120,527
Other non-current liabilities	28,745	32,622

Total liabilities	769,250	734,349
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.9 million and 86.7 million shares outstanding at March 31, 2014, and December 31, 2013, respectively	93,436	93,436
Paid-in capital	315,232	318,055
Retained earnings (accumulated deficit)	2,540	(14,664)
Accumulated other comprehensive income	8,287	8,493
Common shares in treasury, at cost	(138,099)	(143,802)

Total Ferro Corporation shareholders’ equity	281,396	261,518
Noncontrolling interests	11,467	12,325

Total equity	292,863	273,843

Total liabilities and equity	$1,062,113	$1,008,192

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury				Retained Earnings	Accumulated Other	Non-
	Shares	Amount	Common Stock	Paid-in Capital	(Accumulated deficit)	Comprehensive Income (Loss)	controlling Interests	Total Equity
	(In thousands)
Balances at December 31, 2012	6,962	(151,605)	93,436	321,652	(86,606)	16,650	13,147	206,674
Net income (loss)					883		(363)	520
Other comprehensive (loss) income						(3,071)	21	(3,050)
Stock-based compensation transactions	(95)	3,052		(2,385)				667

Balances at March 31, 2013	6,867	$(148,553)	$93,436	$319,267	$(85,723)	$13,579	$12,805	$204,811

Balances at December 31, 2013	6,730	(143,802)	93,436	318,055	(14,664)	8,493	12,325	273,843
Net income (loss)					17,204		(472)	16,732
Other comprehensive loss						(206)	(180)	(386)
Stock-based compensation transactions	(219)	5,703		(2,823)				2,880
Distributions to noncontrolling interests							(206)	(206)

Balances at March 31, 2014	6,511	$(138,099)	$93,436	$315,232	$2,540	$8,287	$11,467	$292,863

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net cash used for operating activities	$(22,240)	$(17,106)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(12,163)	(8,178)
Proceeds from sale of assets	652	15,109
Proceeds from sale of stock of Ferro Pfanstiehl Laboratories, Inc.	—	16,912
Other investing activities	—	1,119

Net cash (used for) provided by investing activities	(11,511)	24,962
Cash flows from financing activities
Net borrowings (repayments) under loans payable (1)	523	(9,635)
Proceeds from revolving credit facility	155,301	110,133
Principal payments on revolving credit facility	(109,008)	(106,094)
Other financing activities	(221)	1,409

Net cash provided by (used for) financing activities	46,595	(4,187)
Effect of exchange rate changes on cash and cash equivalents	(84)	(348)

Increase in cash and cash equivalents	12,760	3,321
Cash and cash equivalents at beginning of period	$28,328	$29,576

Cash and cash equivalents at end of period	$41,088	$32,897

Cash paid during the period for:
Interest	$10,870	$12,308
Income taxes	$941	$1,548

(1)	Includes cash flows related to our domestic accounts receivable program, international accounts receivable sales programs as well as loans payable to banks.

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The Company owns 51% of an operating affiliate in Venezuela that is accounted for as a fully consolidated subsidiary of Ferro. In the first quarter of 2014 the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available. The impact of the remeasurement in the current period prior to adjustment for losses allocated to our nonconctrolling interest partner was a $1.6 million loss which is recorded within Foreign currency losses, net within our condensed consolidated statement of operations. In the event that other parallel markets become more relevant in future periods, additional losses or gains on remeasurement could occur.

Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2014.

2.	Recent Accounting Pronouncements

Accounting Standards Adopted in the period ended March 31, 2014

On January 1, 2014, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustments upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investments in a Foreign Entity, which is codified in ASC Topic 830, Foreign Currency Matters. This pronouncement clarifies the application of Subtopic 810-10, Consolidation—Overall, and Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, related to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity, and the treatment of business combinations achieved in stages involving a foreign entity. The adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which is codified in ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. This pronouncement changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

3.	Inventories

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Raw materials	$60,883	$58,765
Work in process	35,257	30,266
Finished goods	114,618	101,185

Total inventories	$210,758	$190,216

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $30.1 million at March 31, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

4.	Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $644.0 million at March 31, 2014, and $625.6 million at December 31, 2013. Unpaid capital expenditure liabilities, which are noncash investing activities, were $5.6 million at March 31, 2014, and $2.4 million at March 31, 2013.

During the first quarter of 2013, we sold assets related to our solar pastes product line. The consideration for the assets sold was $10.9 million, and resulted in a gain on the transaction of $9.0 million and is included within miscellaneous expense (income), net within the condensed consolidated statement of operations.

5.	Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Loans payable to banks	$2,214	$2,062
Domestic accounts receivable asset securitization program	41,000	41,000
Current portion of long-term debt	1,186	1,168

Loans payable and current portion of long-term debt	$44,400	$44,230

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
Revolving credit facility	55,498	9,204
Capital lease obligations	5,622	5,816
Other notes	3,623	3,617

Total long-term debt	314,743	268,637
Current portion of long-term debt	(1,186)	(1,168)

Long-term debt, less current portion	$313,557	$267,469

Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. We sell undivided variable percentage interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor. In May 2013, we extended the maturity of this credit facility through May 2014. At March 31, 2014, advances received of $41.0 million were secured by $76.1 million of accounts receivable. After reductions for any non-qualifying receivables and outstanding letters of credit, we had additional borrowings available under the program of $0.2 million. The interest rate under the amended agreement is the sum of (A) either (1) LIBOR rates or (2) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At March 31, 2014, the interest rate was 0.4%.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At March 31, 2014, we were in compliance with the covenants under the Senior Notes’ indenture.

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for borrowings and outstanding letters of credit secured by these facilities, we had $189.7 million of additional borrowings available at March 31, 2014. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At March 31, 2014, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At March 31, 2014, we were in compliance with the covenants of the 2013 Amended Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $17.1 million at March 31, 2014 and December 31, 2013, respectively. The unused portions of these lines provided additional liquidity of $13.5 million at March 31, 2014, and $10.1 million at December 31, 2013.

6.	Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$41,088	$41,088	$41,088	$—	$—
Loans payable	(43,214)	(43,214)	—	(43,214)	—
7.875% Senior Notes	(250,000)	(263,750)	(263,750)	—	—
Revolving Credit Facility	(55,498)	(57,041)		(57,041)	—
Other long-term notes payable	(3,623)	(2,993)	—	(2,993)	—
Foreign currency forward contracts, net	(726)	(726)	—	(726)	—

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$28,328	$28,328	$28,328	$—	$—
Loans payable	(43,062)	(43,062)	—	(43,062)	—
7.875% Senior Notes	(250,000)	(266,250)	(266,250)	—	—
Revolving credit facility	(9,204)	(9,496)	—	(9,496)	—
Other long-term notes payable	(3,617)	(2,988)	—	(2,988)	—
Foreign currency forward contracts, net	(2,255)	(2,255)	—	(2,255)	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair value of the 7.875% Senior Notes is based on trades in an active market. At March 31, 2014, the quoted market price was $105.50 per $100 reflecting a yield of 6.41%. The fair values of the revolving credit facility and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency losses, net in the consolidated statements of operations. Net foreign currency loss was approximately $1.4 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, and is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We incurred net gains of $2.4 million and net losses of $1.0 million in the three months ended March 31, 2014 and 2013, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $274.8 million at March 31, 2014, and $244.9 million at December 31, 2013.

The following table presents the effect on our consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, of our foreign currency forward contracts:

	Amount of (Gain) Loss Recognized in Earnings
	Three months ended March 31,
	2014	2013	Location of Loss in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(2,402)	$964	Foreign currency losses, net

The following table presents the fair values on our consolidated balance sheets of foreign currency forward contracts:

	March 31, 2014	December 31, 2013	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$444	$186	Other current assets
Liability derivatives:
Foreign currency forward contracts	(1,170)	(2,441)	Accrued expenses and other current liabilities

7.	Income Taxes

Income tax expense for the three months ended March 31, 2014, was $2.7 million, or 14.0% of pre-tax income. In the three months ended March 31, 2013 we recorded income tax expense of $1.0 million, or 10.2% of pre-tax income. The increase in the effective tax rate was primarily the result of differences in pre-tax income in loss jurisdictions with full valuation allowances for which no tax benefit or expense is recognized.

8.	Contingent Liabilities

We have recorded environmental liabilities of $10.2 million at March 31, 2014, and $9.7 million at December 31, 2013, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at March 31, 2014, and December 31, 2013, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for environmental obligations that we retained related to a site in the United States from the sale of our North American and Asian metal powders product lines during the fourth quarter of 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation. As a result of this ruling, we recorded a $6.8 million liability at March 31, 2014, and December 31, 2013, respectively.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9.	Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2014 and 2013, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three months ended March 31,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$5	$4	$451	$533	$—	$—
Interest cost	4,924	4,485	1,301	1,230	301	285
Expected return on plan assets	(7,034)	(6,181)	(797)	(748)	—	—
Amortization of prior service cost (credit)	3	3	15	6	(26)	(29)

Net periodic benefit (credit) cost	$(2,102)	$(1,689)	$970	$1,021	$275	$256

Net periodic benefit (credit) for our U.S. pension plans for the three months ended March 31, 2014, increased from the effects of larger plan asset balances resulting in increased expected returns partially offset by the effect of a higher discount rate. Net periodic benefit cost for our non-U.S. pension plans and postretirement health care and life insurance benefit plans did not change significantly compared with the same period in the prior year. During the first quarter of 2014 we made contributions to our U.S pension plans of $22.0 million, resulting in the improvement of our funded status compared with December 31, 2013.

10.	Stock-Based Compensation

On May 22, 2013, our shareholders approved the 2013 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2013, subject to shareholder approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors, to achieve the Company’s short- and long-range performance goals and objectives, thereby aligning their interests with those of its shareholders. The Plan reserves 4,400,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights. No future grants may be made under the previous incentive plans. However, any outstanding awards or grants made under the previous incentive plans will continue until the end of their specified terms.

In the first quarter of 2014, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.1 million deferred stock units under The Plan. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2014:

Stock Options
Weighted-average grant-date fair value	$9.54
Expected life, in years	6.0
Risk-free interest rate	2.2%
Expected volatility	86.3%

The weighted average grant date fair value of our performance share units was $13.09. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are currently expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the three months ended March 31, 2014, was $13.09.

We recognized stock-based compensation expense of $3.7 million for the three months ended March 31, 2014, and $1.3 million for the three months ended March 31, 2013. At March 31, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $11.4 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2017.

11.	Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company—(1) business realignment, (2) operational efficiency and (3) corporate and back office functions. Business realignment was targeted at right-sizing our commercial management organizations globally. The operational efficiency component of the program was designed to improve the efficiency of our plant operations across our global footprint, as well as supply chain. Corporate and back office is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The cumulative charges incurred to date associated with these programs are $36.4 million. Total costs related to the program expected to be incurred are approximately $49 million. Total restructuring charges were $4.4 million and $9.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2013	$6,999	$4,579	$—	$11,578
Restructuring charges	1,697	2,655	—	4,352
Cash payments	(4,689)	(4,793)	—	(9,482)
Non-cash items	15	(10)	—	5

Balance at March 31, 2014	$4,022	$2,431	$—	$6,453

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

Three months ended March 31, 2013
Net sales	$4,791
Cost of sales	2,762

Gross profit	2,029
Selling, general and administrative expenses	1,181
Impairment	8,682
Interest expense	589
Miscellaneous income, net	(2)

Loss from discontinued operations before income taxes	(8,421)
Income tax expense	—

Loss from discontinued operations, net of income taxes	$(8,421)

13.	Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three months ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$17,204	$883
Adjustment for loss from discontinued operations	—	8,421

Total	$17,204	$9,304

Weighted-average common shares outstanding	86,778	86,439
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.20	$0.11
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$17,204	$883
Adjustment for loss from discontinued operations	—	8,421

Total	$17,204	$9,304

Weighted-average common shares outstanding	86,778	86,439
Assumed exercise of stock options	454	98
Assumed satisfaction of deferred stock unit conditions	72	62
Assumed satisfaction of restricted stock unit conditions	179	35
Assumed satisfaction of performance stock unit conditions	507	45
Assumed satisfaction of restricted share conditions	—	97

Weighted-average diluted shares outstanding	87,990	86,776

Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.20	$0.11

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 1.4 million and 5.3 million for the three months ended March 31, 2014 and 2013, respectively.

14.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2014, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$1,942	$6,621	$(70)	$8,493
Other comprehensive loss before reclassifications	—	(170)	—	(170)
Amounts reclassified from accumulated other comprehensive income (loss)	(36)	—	—	(36)

Net current period other comprehensive loss	(36)	(170)	—	(206)

Ending accumulated other comprehensive income (loss)	$1,906	$6,451	$(70)	$8,287

15.	Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Pigments, Powders and Oxides	$30,048	$54,787
Performance Colors and Glass	103,370	98,127
Performance Coatings	143,263	138,902
Polymer Additives	69,743	80,869
Specialty Plastics	45,311	44,839

Total net sales	$391,735	$417,524

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Pigments, Powders and Oxides	$6,930	$8,173
Performance Colors and Glass	34,372	27,258
Performance Coatings	33,243	28,592
Polymer Additives	7,437	8,854
Specialty Plastics	7,870	7,389
Other cost of sales	(378)	(1,029)

Total gross profit	89,474	79,237
Selling, general and administrative expenses	57,576	61,592
Restructuring and impairment charges	4,352	9,454
Other expense (income), net	8,082	(1,766)

Income before income taxes	$19,464	$9,957

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2014, net sales were down $25.8 million , or 6.2%, compared with the prior-year same period. Of the decline, approximately $27 million, or 6%, was the impact resulting from the sale of our North American and Asian metal powders business and the exit of solar pastes. Further, sales declined approximately $11 million due to lower sales of our plasticizer product that is being negatively impacted by changing environmental regulations. Strong performance in our Performance Colors and Glass, and Performance Coatings segments, accounting for increased net sales of approximately $10.0 million compared with the prior-year same period, partially mitigated the declines. The decline in sales of precious metals is the result of the sale of our North American and Asian metal powders business and the exit of solar pastes, which drove the entire change compared with the prior-year same period. Despite the decline in net sales, gross profit increased $10.2 million, or 310 basis points as a percentage of net sales excluding precious metals, to 23.6%. The primary drivers of the increase in gross profit were our cost reduction initiatives and higher volumes, particularly in our Performance Colors and Glass and Performance Coatings segments and favorable mix, partially offset by lower profitability in our Polymer Additives segment.

Selling, general and administrative (“SG&A”) expenses were down $4.0 million, or 6.5%, compared with the prior-year same period, primarily driven by our cost reduction initiatives. Partially offsetting the decline was higher stock based compensation expense and bad debt expense for exposures related to Venezuela.

For the three months ended March 31, 2014, Ferro net income was $16.7 million, compared with net income of $0.5 million in 2013, and net income attributable to common shareholders was $17.2 million, compared with net income attributable to common shareholders of $0.9 million in 2013. Income from continuing operations was $16.7 million in the three months ended March 31, 2014, compared with net income from continuing operations of $8.9 million in 2013. Our total segment gross profit for the first quarter of 2014 was $89.5 million, compared with $79.2 million in 2013.

Outlook

For the full year 2014, we continue to expect revenue growth to be approximately 3.5% to 4.0%, excluding the impacts of businesses and product lines that were divested in 2013 and the negative impact of the plasticizer product that has been driving underperformance in our Polymer Additives segment. We expect gross profit margin to be slightly higher than 2013 at approximately 22% for the full year. The improvement is expected to be driven by realization of savings resulting from our restructuring activities, as well as continued efficiency improvements in our manufacturing processes, which we expect to more than offset the competitive pressures that we continue face.

We expect continued improvement in SG&A leverage through the remainder of 2014, driven by realization of savings resulting from our restructuring activities, as well as incremental actions targeted at greater efficiency and improved cost structure.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations—Consolidated

Comparison of the three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014, Ferro net income was $16.7 million , compared with net income of $0.5 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, Ferro net income attributable to common shareholders was $17.2 million, or $0.20 per share, compared with Ferro net income attributable to common shareholders of $0.9 million, or $0.01 per share, for the three months ended March 31, 2013.

Net Sales

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$378,449	$386,787	$(8,338)	(2.2)%
Sales of precious metals	13,286	30,737	(17,451)	(56.8)%

Net sales	391,735	417,524	(25,789)	(6.2)%
Cost of sales	302,261	338,287	(36,026)	(10.6)%

Gross profit	$89,474	$79,237	$10,237	12.9%

Gross profit as a % of net sales excluding precious metals	23.6%	20.5%

Net sales decreased by $25.8 million, or 6.2% in the three months ended March 31, 2014, compared with the prior-year same period. Net sales excluding precious metals decreased $8.3 million, driven by lower sales in our Polymer Additives and Pigments, Powders and Oxides segments, partially mitigated by higher sales in our Performance Colors and Glass, Performance Coatings and Specialty Plastics segments. The sale of our North American and Asian metal powders business and the exit of solar pastes drove the decrease in sales of precious metals.

Gross Profit

Gross profit increased $10.2 million, or 12.9%, in the three months ended March 31, 2014, compared to the prior-year same period. The significant drivers of the increased gross profit were our Performance Colors and Glass segment, resulting from higher volumes and favorable mix and product pricing, and our Performance Coatings segment, which had favorable volume and mix, raw material impacts and manufacturing costs. These increases were partially offset by lower gross profit in our Polymer Additives segment, driven by unfavorable manufacturing costs, and the impact of sold businesses and assets.

Selling, General and Administrative Expenses

The following table presents our segments summarized into their respective operating groups, with Pigments, Powders and Oxides, Performance Colors and Glass, and Performance Coatings comprising Performance Materials, and Polymer Additives and Specialty Plastics comprising Performance Chemicals.

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$34,055	$40,228	$(6,173)	(15.3)%
Performance Chemicals	5,581	6,248	(667)	(10.7)%
Corporate	17,940	15,116	2,824	18.7%

Selling, general and administrative expenses	$57,576	$61,592	$(4,016)	(6.5)%

The following table includes SG&A components with significant changes between 2014 and 2013:

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$34,168	$40,457	$(6,289)	(15.5)%
Incentive compensation	2,554	2,478	76	NM
Stock-based compensation	3,698	1,341	2,357	(7.9)%
Pension and other postretirement benefits	(857)	(412)	(445)	NM
Idle sites	—	363	(363)	NM
Bad debt	1,122	(92)	1,214	NM
Other	16,891	17,457	(566)	(3.2)%

Selling, general and administrative expenses	$57,576	$61,592	$(4,016)	(6.5)%

NM — Not meaningful

SG&A expenses were $4.0 million lower in the three months ended March 31, 2014 compared with the prior-year same period. As a percentage of net sales excluding precious metals, SG&A expenses decreased 70 basis points from 15.9% in the first quarter of 2013 to 15.2% in the first quarter of 2014. Significant drivers of the reduction in SG&A expenses were the various restructuring activities executed in 2013 that drove the decrease in personnel expenses, partially offset by higher stock-based compensation expense due to higher grants to retirement-eligible employees and stock options granted in 2014 having a higher fair value compared to those granted in the prior-year same period, and higher bad debt expense, primarily exposures related to Venezuela.

Restructuring and Impairment Charges

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Employee Severance	1,697	8,170	(6,473)	NM
Other restructuring costs	2,655	1,284	1,371	NM

Restructuring and impairment charges	$4,352	$9,454	$(5,102)	NM

NM — Not meaningful

Restructuring and impairment charges decreased significantly in the first quarter of 2014 compared with the prior-year same period. Many of our restructuring activities commenced during the first quarter of 2013. We had fewer restructuring activities during the first quarter of 2014.

Interest Expense

Interest expense in the first quarter of 2014 decreased $1.4 million compared with the prior-year same period. Interest expense was higher in the first quarter of 2013 due to the write-off of deferred financing fees that resulted from amending our revolving credit facility and the commitment amount being reduced from $350.0 million to $250.0 million. The components of interest expense are as follows:

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$5,848	$6,226	$(378)	(6.1)%
Amortization of bank fees	366	1,075	(709)	(66.0)%
Interest capitalization	(330)	(4)	(326)	NM

Interest expense	$5,884	$7,297	$(1,413)	(19.4)%

Income Tax Expense

During the first quarter of 2014, income tax expense was $2.7 million, or 14.0% of pre-tax income. In the first quarter of 2013, we recorded tax expense of $1.0 million, or 10.2% of pre-tax income. The increase in the effective tax rate was primarily the result of differences from the prior-year pre-tax income in loss jurisdictions with full valuation allowances for which no tax benefit or expense is recognized.

Results of Operations—Segment Information

Comparison of the three months ended March 31, 2014 and 2013

Performance Materials

Pigments, Powders and Oxides

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$26,993	$35,505	$(8,512)	(24.0)%
Segment precious metal sales	3,055	19,282	(16,227)	(84.2)%

Segment net sales	30,048	54,787	(24,739)	(45.2)%
Segment gross profit	6,930	8,173	(1,243)	(15.2)%
Gross profit as a % of segment net sales excluding precious metals	25.7%	23.0%

Net sales excluding precious metals decreased compared with the prior-year same period, primarily due to the sale of our North American and Asian metal powders business and the exit of solar pastes, which comprised approximately $8 million of the decrease. Lower sales of our polishing materials and pigments products comprised the remainder of the decrease, compared with the prior-year same period. Regionally, the United States drove the decrease in net sales excluding precious metals. Gross profit decreased from the prior-year same period primarily due to the impact of the sold businesses and assets.

Performance Colors and Glass

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$93,139	$86,672	$6,467	7.5%
Segment precious metal sales	10,231	11,455	(1,224)	(10.7)%

Segment net sales	103,370	98,127	5,243	5.3%
Segment gross profit	34,372	27,258	7,114	26.1%
Gross profit as a % of segment net sales excluding precious metals	36.9%	31.4%

Net sales excluding precious metals increased compared with the prior-year same period, with increases in all product lines. Sales increased approximately $2.0 million over the prior-year same period for both our automotive glass products and electronics products. Net sales excluding precious metals were favorably impacted by higher volume and favorable product pricing, partially offset by unfavorable mix. Regionally, net sales excluding precious metals were higher in all regions compared with the prior-year same period, driven by increases of approximately $2.0 million in the United States and Latin America. Gross profit increased from the prior-year same period due to favorable volume, favorable product pricing and favorable manufacturing costs.

Performance Coatings

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$143,263	$138,902	$4,361	3.1%
Segment gross profit	33,243	28,592	4,651	16.3%
Gross profit as a % of segment net sales	23.2%	20.6%

Net sales increased in Performance Coatings due to higher sales of our tile frit and glaze, and digital inks products, and our porcelain enamel products compared with the prior-year same period. The impact of these increases was approximately $9.4 million, with lower sales of other tile coating products partially offsetting the increases. Sales were favorably impacted by higher volumes, partially offset by unfavorable product pricing and mix. Regionally, Europe and Latin America drove the sales increase. Both regions recorded sales growth of approximately $2.0 million compared with the first quarter of 2013. Gross profit increased from the prior-year same period primarily due to favorable volume, raw material impacts and manufacturing costs, partially offset by unfavorable product pricing impacts.

Performance Chemicals

Polymer Additives

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$69,743	$80,869	$(11,126)	(13.8)%
Segment gross profit	7,437	8,854	(1,417)	(16.0)%
Gross profit as a % of segment net sales	10.7%	10.9%

Net sales decreased in Polymer Additives primarily due to the continued decline in sales volume of certain plasticizer products, which is being driven by changing environmental regulations. Regionally, sales declined in the United States by approximately $13.0 million, comprising the majority of the decrease in the segment. Approximately $10.0 million of the United States sales decline related to lower volume of the noted plasticizer products. Gross profit decreased from the prior-year same period primarily due to lower sales volume and unfavorable manufacturing costs.

Specialty Plastics

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$45,311	$44,839	$472	1.1%
Segment gross profit	7,870	7,389	481	6.5%
Gross profit as a % of segment net sales	17.4%	16.5%

Net sales increased in Specialty Plastics primarily due to higher sales of our plastic colorants products, compared with the prior-year same period. Regionally, Europe and Latin America drove a sales increase of approximately $0.7 million, which was partially offset by a sales decrease in the United States of approximately $0.3 million. Gross profit increased from the prior-year same period as a result of favorable manufacturing costs.

	Three months ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$142,288	$174,403	$(32,115)	(18.4)%
International	249,447	243,121	6,326	2.6%

Total	$391,735	$417,524	$(25,789)	(6.2)%

Net sales declined $25.8 million, or 6.2%, compared to the prior-year same period, with a decrease in the United States being partially mitigated by increased net sales in international regions. In the first quarter of 2014, sales originating in the United States were 36.0% of total net sales, compared with 42.0% of net sales in the first quarter of 2013. The decline in sales in the United States was primarily driven by the sale of our North American and Asian metal powders business, in combination with reduced demand for certain plasticizer products that is being driven by changing environmental regulations. The increase in international regions was primarily driven by increased sales in Europe across all segments, resulting in increased sales of approximately $5.0 million compared with the prior-year same period. Further, Latin America had increased sales of approximately $4.0 million, primarily driven by Performance Colors and Glass and Performance Coatings. Higher sales in Europe and Latin America were partially offset by lower sales in Asia-Pacific of approximately $3.0 million, which was primarily due to the sale of our North American and Asian metal powders business and the exit of solar pastes.

Summary of Cash Flows for the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	$ Change
	(Dollars in thousands)
Net cash used for operating activities	$(22,240)	$(17,106)	$(5,134)
Net cash (used for) provided by investing activities	(11,511)	24,962	(36,473)
Net cash provided by (used for) financing activities	46,595	(4,187)	50,782
Effect of exchange rate changes on cash and cash equivalents	(84)	(348)	264

Increase in cash and cash equivalents	$12,760	$3,321	$9,439

Details of net cash provided by operating activities were as follows:

	Three months ended March 31,
	2014	2013	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,732	$520	$16,212
Loss gain on sale of assets and business	104	(10,895)	10,999
Depreciation and amortization	11,336	13,264	(1,928)
Restructuring and impairment charges	(5,134)	1,859	(6,993)
Accounts receivable	(32,755)	(13,946)	(18,809)
Inventories	(21,427)	(6,095)	(15,332)
Accounts payable	36,590	8,233	28,357
Other changes in current assets and liabilities, net	(13,918)	(13,579)	(339)
Other adjustments, net	(13,768)	3,533	(17,301)

Net cash used for operating activities	$(22,240)	$(17,106)	$(5,134)

Cash flows from operating activities. Cash flows from operating activities decreased by $5.1 million in the first three months of 2014, compared with the prior-year same period. This was the result of increases in our accounts receivable and inventory balances, partially offset by increased net income in the first three months of 2014 compared with the same period in the prior year. Also driving the decrease in operating cash flows were higher payments for restructuring related activities and contributions to our U.S. pension plan made in the current year.

Cash flows from investing activities. Cash flows from investing activities decreased $36.5 million in the first three months of 2014, compared with the prior-year same period. The primary driver of the decline was cash received in the first quarter of 2013 associated with the sale of our solar assets and FPL, totaling $27.7 million. Capital expenditures also increased $4.0 million, to $12.2 million in the first three months of 2014, from $8.2 million in the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities increased $50.8 million in the first three months of 2014, compared with the prior-year same period. The primary driver of the increase in cash flows is higher net proceeds from our revolving credit facility of $42.3 million. Also driving the increase in cash flows were net payments of $10.0 million to pay down amounts owed on our domestic accounts receivable securitization program in the first quarter of 2013, compared with no net payments in the current year.

Capital Resources and Liquidity

7.875% Senior Notes

In 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes mature on August 15, 2018, and are unsecured. The principal amount outstanding was $250.0 million at March 31, 2014. At March 31, 2014, we were in compliance with the covenants under the Senior Notes’ indenture.

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for borrowings and outstanding letters of credit secured by these facilities, we had $189.7 million of additional borrowings available at March 31, 2014. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At March 31, 2014, the interest rate was 3.4%.

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

Our ability to meet these covenants is primarily driven by our EBITDA; our total debt; our interest payments; and our capital expenditures. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our cash payments for restructuring; our capital expenditures; requirements for deposits from participants in our precious metals consignment program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our debt level, external fees, and interest rates, primarily the Prime rate and LIBOR. Our capital expenditures are driven by our desire to invest in growth opportunities, to maintain existing property, plant and equipment, and to meet environmental, health and safety requirements. At March 31, 2014, we were in compliance with the covenants of the 2013 Amended Credit Facility.

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

Domestic Receivable Sales Programs

We have an asset securitization program for Ferro’s U.S. trade accounts receivable. This program accelerates cash collections at favorable financing costs and helps us manage the Company’s liquidity requirements. We sell undivided variable percentage interests in our domestic receivables to various purchasers, and we may obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers have no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor. In May 2013, we extended the maturity of this credit facility through May 2014. At March 31, 2014, we had borrowed $41.0 million under this facility. After reductions for non-qualifying receivables, we had $0.2 million of additional borrowings available under the program at March 31, 2014. During the third quarter 2013, we amended the agreement to account for changes in the underlying funding source for the securitization process. The interest rate under the amended agreement is the sum of (A) either (1) LIBOR rates or (2) the federal funds rate plus 0.5% or the prime rate and (B) a fixed margin. At March 31, 2014, the interest rate was 0.4%.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals. We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. We had on hand precious metals owned by participants in our precious metals program of $30.1 million at March 31, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2014, or December 31, 2013, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit. At March 31, 2014, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.8 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $17.1 million. We had $13.5 million of additional borrowings available under these lines at March 31, 2014.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2014, we had $41.1 million of cash and cash equivalents. Substantially all of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2013, cash flows from investing and operating activities were used to fund our financing activities. We had additional borrowing capacity of $203.3 million at March 31, 2014, and $246.0 million at December 31, 2013, available under various credit facilities, primarily our revolving credit facility.

Our credit facilities and the indenture governing our senior notes contain a number of restrictive covenants, including those described in more detail in Note 5. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants under our credit facilities, including a leverage ratio and an interest coverage ratio. These covenants under our credit facilities restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

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

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$980	$516
Fixed-rate debt:
Carrying amount	253,623	253,617
Fair value	266,743	269,238
Change in fair value from 1% increase in interest rates	(9,505)	(10,061)
Change in fair value from 1% decrease in interest rates	9,941	10,546
Foreign currency forward contracts:
Notional amount	274,826	244,921
Carrying amount and fair value	(726)	(2,255)
Change in fair value from 10% appreciation of U.S. dollar	14,546	12,867
Change in fair value from 10% depreciation of U.S. dollar	(17,778)	(15,727)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of such matters to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our 2010 Credit Facility, as amended, and the bond indenture governing the Senior Notes. The covenant in our 2010 Credit Facility, as amended, is the more limiting of the two covenants and is described under the Revolving Credit Facility in Note 5.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except for per share amounts)
January 1, 2014 to January 31, 2014	—	$—	—	—
February 1, 2014 to February 28, 2014	17,906	13.09	—	—
March 1, 2014 to March 31, 2014	—	—	—	—

Total	17,906		—

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

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

FERRO CORPORATION (Registrant)

Date: April 23, 2014	/s/ Peter T. Thomas
Peter T. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2014	/s/ Jeffrey L. Rutherford
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

10	Material Contracts:

10.1	Agreement dated February 21, 2014, by and among Ferro Corporation, Front Four Master Fund, Ltd. and certain of its affiliates and Quinpario Partners, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s current report on From 8-K, filed February 24, 2014).

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.