Form 10-Q
period 2014-06-30
FERRO CORP
filed 2014-07-30
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At June 30, 2014, there were 86,973,547 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	38

PART II
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	39

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Net sales	$294,217	$319,022	$574,944	$614,680
Cost of sales	215,763	243,833	421,537	475,658

Gross profit	78,454	75,189	153,407	139,022
Selling, general and administrative expenses	49,260	57,850	100,629	112,797
Restructuring and impairment charges	1,958	13,070	6,308	22,524
Other expense (income):
Interest expense	4,673	5,012	9,184	10,304
Interest earned	(14)	(70)	(29)	(123)
Foreign currency losses, net	27	1,135	1,373	2,781
Miscellaneous expense (income), net	3,456	916	4,218	(9,708)

Income (loss) before income taxes	19,094	(2,724)	31,724	447
Income tax expense	5,186	2,341	7,667	3,247

Income (loss) from continuing operations	13,908	(5,065)	24,057	(2,800)
(Loss) income from discontinued operations, net of taxes	(3,520)	3,083	3,064	1,338

Net income (loss)	10,388	(1,982)	27,121	(1,462)
Less: Net income (loss) attributable to noncontrolling interests	429	148	(43)	(215)

Net income (loss) attributable to Ferro Corporation common shareholders	$9,959	$(2,130)	$27,164	$(1,247)

Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.15	$(0.06)	$0.28	$(0.03)
Discontinued operations	(0.04)	0.04	0.03	0.02

	$0.11	$(0.02)	$0.31	$(0.01)

Diluted earnings (loss):
Continuing operations	$0.15	$(0.06)	$0.27	$(0.03)
Discontinued operations	(0.04)	0.04	0.04	0.02

	$0.11	$(0.02)	$0.31	$(0.01)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$10,388	$(1,982)	$27,121	$(1,462)
Other comprehensive loss, net of tax:
Foreign currency translation	(140)	(5,064)	(490)	(8,046)
Postretirement benefit liabilities	(14)	(69)	(50)	(137)

Other comprehensive loss, net of tax	(154)	(5,133)	(540)	(8,183)

Total comprehensive income (loss)	10,234	(7,115)	26,581	(9,645)
Less: Comprehensive income (loss) attributable to noncontrolling interests	102	250	(550)	(92)

Comprehensive income (loss) attributable to Ferro Corporation	$10,132	$(7,365)	$27,131	$(9,553)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$50,189	$28,328
Accounts receivable, net	263,608	238,278
Inventories	160,086	144,780
Deferred income taxes	7,536	6,511
Other receivables	15,694	19,963
Other current assets	12,027	16,214
Current assets held-for-sale	132,315	101,315

Total current assets	641,455	555,389
Other assets
Property, plant and equipment, net	212,814	225,255
Goodwill	63,574	63,473
Amortizable intangible assets, net	12,017	13,027
Deferred income taxes	18,899	19,283
Other non-current assets	61,296	59,663
Non-current assets held-for-sale	64,169	72,102

Total assets	$1,074,224	$1,008,192

LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$3,018	$44,729
Accounts payable	149,200	120,641
Accrued payrolls	31,835	42,320
Accrued expenses and other current liabilities	65,961	66,026
Current liabilities held-for-sale	40,955	40,015

Total current liabilities	290,969	313,731
Other liabilities
Long-term debt, less current portion	354,798	267,469
Postretirement and pension liabilities	91,959	119,600
Other non-current liabilities	28,490	30,656
Non-current liabilities held-for-sale	3,152	2,893

Total liabilities	769,368	734,349
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.9 million and 86.7 million shares outstanding at June 30, 2014, and December 31, 2013, respectively	93,436	93,436
Paid-in capital	315,539	318,055
Retained earnings (accumulated deficit)	12,500	(14,664)
Accumulated other comprehensive income	8,460	8,493
Common shares in treasury, at cost	(136,648)	(143,802)

Total Ferro Corporation shareholders’ equity	293,287	261,518
Noncontrolling interests	11,569	12,325

Total equity	304,856	273,843

Total liabilities and equity	$1,074,224	$1,008,192

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares in Treasury				Retained Earnings	Accumulated Other	Non-
	Shares	Amount	Common Stock	Paid-in Capital	(Accumulated deficit)	Comprehensive Income (Loss)	controlling Interests	Total Equity
	(In thousands)
Balances at December 31, 2012	6,962	$(151,605)	$93,436	$321,652	$(86,606)	$16,650	$13,147	$206,674
Net income (loss)					(1,247)		(215)	(1,462)
Other comprehensive (loss) income						(8,306)	123	(8,183)
Stock-based compensation transactions	(125)	3,873		(2,257)				1,616

Balances at June 30, 2013	6,837	(147,732)	93,436	319,395	(87,853)	8,344	13,055	198,645

Balances at December 31, 2013	6,730	(143,802)	93,436	318,055	(14,664)	8,493	12,325	273,843
Net income (loss)					27,164		(43)	27,121
Other comprehensive loss						(33)	(507)	(540)
Stock-based compensation transactions	(268)	7,154		(2,516)				4,638
Distributions to noncontrolling interests							(206)	(206)

Balances at June 30, 2014	6,462	$(136,648)	$93,436	$315,539	$12,500	$8,460	$11,569	$304,856

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, (Unaudited)
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used for) operating activities	$2,670	$(8,554)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(32,805)	(15,902)
Proceeds from sale of assets	5,755	15,448
Proceeds from sale of stock of Ferro Pfanstiehl Laboratories, Inc.	—	16,912
Other investing activities	—	1,119

Net cash (used for) provided by investing activities	(27,050)	17,577
Cash flows from financing activities
Net repayments under loans payable (1)	(42,097)	(8,714)
Proceeds from revolving credit facility	370,582	216,201
Principal payments on revolving credit facility	(282,218)	(214,820)
Other financing activities	365	(387)

Net cash provided by (used for) financing activities	46,632	(7,720)
Effect of exchange rate changes on cash and cash equivalents	(391)	(217)

Increase in cash and cash equivalents	21,861	1,086
Cash and cash equivalents at beginning of period	28,328	29,576

Cash and cash equivalents at end of period	$50,189	$30,662

Cash paid during the period for:
Interest	$12,126	$13,396
Income taxes	$4,112	$2,379

(1)	Includes cash flows related to our domestic accounts receivable program, international accounts receivable sales programs as well as loans payable to banks.

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The Company owns 51% of an operating affiliate in Venezuela that is accounted for as a fully consolidated subsidiary of Ferro. In the first quarter of 2014 the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available. The impact of the remeasurement in the first quarter of 2014 prior to adjustment for losses allocated to our noncontrolling interest partner was a $1.6 million loss which is recorded within foreign currency losses, net within our condensed consolidated statement of operations. In the event that other markets become more relevant in future periods, additional losses or gains on remeasurement could occur.

During the second quarter of 2014, substantially all of the assets and liabilities of the Specialty Plastics and Polymer Additives reportable segments have been classified as held-for-sale in the accompanying condensed consolidated balance sheets. Additionally, the related operating results, net of tax, have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and these notes for all periods presented. Refer to Note 12 for further details.

Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2014.

2.	Recent Accounting Pronouncements

Accounting Standards Adopted in the period ended June 30, 2014

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

New Accounting Standards

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company will determine if this pronouncement will have a material impact on our consolidated financial statements.

3.	Inventories

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Raw materials	$47,261	$45,542
Work in process	35,048	29,436
Finished goods	77,777	69,802

Total inventories	$160,086	$144,780

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and were $0.4 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $29.0 million at June 30, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

4.	Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $469.3 million at June 30, 2014, and $449.5 million at December 31, 2013. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $4.0 million at June 30, 2014, and $2.7 million at June 30, 2013.

During the first quarter of 2013, we sold assets related to our solar pastes product line. The consideration for the assets sold was $10.9 million, and resulted in a gain on the transaction of $9.0 million and is included within miscellaneous expense (income) within the condensed consolidated statement of operations for the six months ended June 30, 2013.

During the fourth quarter of 2013, we tested certain property, plant and equipment held for use for impairment under ASC Topic 360, Property, Plant and Equipment. Triggered by a change in expected use of one of our Performance Coatings operating facilities in Suzhou, China in the fourth quarter of 2013, we performed the two step impairment analysis as prescribed by ASC Topic 360. As that analysis indicated that the carrying value of those assets was no longer recoverable, we estimated the fair value of the assets within the asset group using adjusted market prices for similar assets, a Level 3 classification in the fair value hierarchy. As a result of the analysis, assets held for use with a carrying value of $20.5 million were written down to $13.0 million. The impairment charge of $7.5 million is included in restructuring and impairment charges in our statements of operations for the year-ended December 31, 2013.

During the second quarter of 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil for gains of $1.2 million and $0.4 million respectively. The gains on sale were offset by losses associated with the write off of tenant improvements and the loss on sale of our corporate related real estate of $1.3 million and $3.5 million respectively. The net loss of $3.3 million related to these transactions is recorded in miscellaneous expense (income), net within our condensed consolidated statements of operations.

As further discussed in Note 12—Discontinued Operations, during the second quarter of 2014, the assets located at our Antwerp, Belgium manufacturing facility were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment. As such, these assets were tested for impairment comparing the fair value of the assets less costs to sell to the carrying value. The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell is less than the carrying value. As a result of the analysis, assets held-for-sale with a carrying value of $61.5 million were written down to $47.1 million. The impairment charge of $14.4 million is included in (loss) income from discontinued operations, net of taxes in our condensed consolidated statements of operations.

The following table presents information about the Company’s impairment charges on assets that were measured on a fair value basis for the six months ended June 30, 2014 and for the year ended December 31, 2013. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total (Losses)
Description	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2014
Assets held for sale	—	—	47,127	47,127	(14,365)
December 31, 2013					—
Assets held for use	—	—	13,000	13,000	(7,484)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable input	Range
June 30, 2014
Impairment of assets held for sale	47,127	Discounted Cash Flow	Discount Rate	15% - 20%
		Market Comparable	Market Comparable Values	N/A
December 31, 2013
Impairment of assets held for use	13,000	Income Capitalization	Market Capitalization Rate	10%
		Market Comparable (A)	Market Comparable Values	N/A

(A)	Fair value measurements based on adjusted market prices were developed by a third-party source using comparable sales values adjusted for the date of sale, age, condition, size, location, physical characteristics and circumstances influencing the sale, subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by this third party to determine the estimated fair value.

5.	Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans payable to banks	$1,774	$2,561
Domestic accounts receivable asset securitization program	—	41,000
Current portion of long-term debt	1,244	1,168

Loans payable and current portion of long-term debt	$3,018	$44,729

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
7.875% Senior Notes	$250,000	$250,000
Revolving credit facility	97,568	9,204
Capital lease obligations	4,798	5,816
Other notes	3,676	3,617

Total long-term debt	356,042	268,637
Current portion of long-term debt	(1,244)	(1,168)

Long-term debt, less current portion	$354,798	$267,469

Receivable Sales Programs

We had an asset securitization program for Ferro’s U.S. trade accounts receivable where we sold undivided variable percentage interests in our domestic receivables to various purchasers, and could obtain up to $50.0 million in the form of cash or letters of credit. Advances received under this program were accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers had no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor. In May 2014, the program expired and amounts outstanding were repaid at that time.

7.875% Senior Notes

In 2010, we issued $250.0 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year.

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

The Senior Notes are unsecured obligations and rank equally in right of payment with any other unsecured, unsubordinated obligations. The Senior Notes contain certain affirmative and negative covenants customary for high-yield debt securities, including, without limitation, restrictions on our ability to incur additional debt, create liens, pay dividends or make other distributions or repurchase our common stock and sell assets outside the ordinary course of business. At June 30, 2014, we were in compliance with the covenants under the Senior Notes’ indenture.

In July 2014, the Company commenced a tender offer for any and all of its outstanding 7.875% Senior Notes due 2018 (the “Notes”) at a price of $1,043.62 per $1,000.00 principal amount of Notes validly tendered, not validly withdrawn and accepted for purchase in the tender offer. The aggregate principal amount of Notes outstanding on June 30, 2014 is $250 million. The Company intends to redeem any Notes that remain outstanding after the completion of the tender offer. The Company expects to record a charge of approximately $13.0 to $14.0 million in the third quarter, which is comprised of a repurchase premium on the Notes of approximately $10.0 to $11.0 million and $3.0 million related to the write-off of the unamortized issuance costs.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350.0 million multi-currency senior revolving credit facility (the “2010 Credit Facility”).

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

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for borrowings and outstanding letters of credit secured by these facilities, we had $147.4 million of additional borrowings available at June 30, 2014. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2014, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. At June 30, 2014, we were in compliance with the covenants of the 2013 Amended Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $16.3 million and $17.1 million at June 30, 2014 and December 31, 2013, respectively. The unused portions of these lines provided additional liquidity of $14.3 million at June 30, 2014, and $10.1 million at December 31, 2013.

6.	Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2014
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$50,189	$50,189	$50,189	$—	$—
Loans payable	(1,774)	(1,774)	—	(1,774)	—
7.875% Senior Notes	(250,000)	(261,563)	(261,563)	—	—
Revolving Credit Facility	(97,568)	(100,134)		(100,134)	—
Other long-term notes payable	(3,676)	(3,037)	—	(3,037)	—
Foreign currency forward contracts, net	75	75	—	75	—

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$28,328	$28,328	$28,328	$—	$—
Loans payable	(43,561)	(43,561)	—	(43,561)	—
7.875% Senior Notes	(250,000)	(266,250)	(266,250)	—	—
Revolving credit facility	(9,204)	(9,496)	—	(9,496)	—
Other long-term notes payable	(3,617)	(2,988)	—	(2,988)	—
Foreign currency forward contracts, net	(2,255)	(2,255)	—	(2,255)	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair value of the 7.875% Senior Notes is based on trades in an active market. At June 30, 2014, the quoted market price was $104.63 per $100.00 reflecting a yield of 6.57%. The fair values of the revolving credit facility and the other long-term notes are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company that market participants would use in pricing the debt.

Foreign currency forward contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency losses, net in the consolidated statements of operations. Net foreign currency loss was approximately $0 and $1.4 million for the three and six months ended June 30, 2014, respectively, and is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We incurred net losses of $0.1 million and net gains of $2.3 million in the three and six months ended June 30, 2014, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $259.1 million at June 30, 2014, and $244.9 million at December 31, 2013.

The following table presents the effect on our consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively, of our foreign currency forward contracts:

	Amount of Loss Recognized in Earnings
	Three Months Ended June 30,
	2014	2013	Location of Loss in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(94)	$(4,964)	Foreign currency losses, net

The following table presents the effect on our consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss) Recognized in Earnings
	Six Months Ended June 30,
	2014	2013	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$2,307	$(4,000)	Foreign currency losses, net

The following table presents the fair values on our consolidated balance sheets of foreign currency forward contracts:

	June 30, 2014	December 31, 2013	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$794	$186	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(720)	$(2,441)	Accrued expenses and other current liabilities

7.	Income Taxes

Income tax expense for the six months ended June 30, 2014, was $7.7 million. In the six months ended June 30, 2013 we recorded income tax expense of $3.2 million. The 2014 tax expense for the first half of 2014 relative to the 2014 pre-tax income was lower than the Company’s statutory tax rate primarily due to pre-tax income in certain jurisdictions with no tax expense due to the utilization of fully valued tax attributes. The 2013 tax expense for the first half of 2013, as a percentage of pre-tax income, was high due to the impact of pre-tax losses in jurisdictions for which no tax benefit is recognized.

8.	Contingent Liabilities

We have recorded environmental liabilities of $10.4 million at June 30, 2014, and $9.7 million at December 31, 2013, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at June 30, 2014, and December 31, 2013, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in the fourth quarter of 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation. As a result of this ruling, we recorded a $6.8 million liability as of June 30, 2014, and December 31, 2013.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9.	Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30, 2014 and 2013, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$5	$4	$460	$525	$—	$—
Interest cost	4,924	4,485	1,314	1,218	300	285
Expected return on plan assets	(7,034)	(6,181)	(808)	(739)	—	—
Amortization of prior service cost (credit)	3	3	16	8	(26)	(29)

Net periodic benefit (credit) cost	$(2,102)	$(1,689)	$982	$1,012	$274	$256

Net periodic benefit (credit) cost for the six months ended June 30, 2014 and 2013, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$10	$8	$911	$1,058	$—	$—
Interest cost	9,848	8,970	2,615	2,448	602	570
Expected return on plan assets	(14,067)	(12,362)	(1,605)	(1,487)	—	—
Amortization of prior service cost (credit)	6	6	31	14	(53)	(58)

Net periodic benefit (credit) cost	$(4,203)	$(3,378)	$1,952	$2,033	$549	$512

Net periodic benefit (credit) for our U.S. pension plans for the six months ended June 30, 2014, increased from the effects of larger plan asset balances resulting in increased expected returns partially offset by the effect of a higher discount rate. Net periodic benefit cost for our non-U.S. pension plans and postretirement health care and life insurance benefit plans did not change significantly compared with the same period in the prior year. During the first half of 2014, we made contributions to our U.S pension plans of $22 million, resulting in the improvement of the plans’ funded status compared with December 31, 2013.

10.	Stock-Based Compensation

On May 22, 2013, our shareholders approved the 2013 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2013, subject to shareholder approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors, to achieve the Company’s short- and long-range performance goals and objectives, thereby aligning their interests with those of its shareholders. The Plan reserves 4,400,000 shares of common stock to be issued for grants of several different types of long-term incentives, including stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights. No future grants may be made under the previous incentive plans. However, any outstanding awards or grants made under the previous incentive plans will continue until the end of their specified terms.

During the first half of 2014, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.1 million restricted stock units under The Plan. Additionally, during the second quarter of 2014, outside directors were issued 0.1 million deferred stock units at a fair value of $13.31, the closing market price of our common stock on the date of the grant, which was expensed immediately due to terms of the agreement.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the six months ended June 30, 2014:

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

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the six months ended June 30, 2014, was $13.17.

We recognized stock-based compensation expense of $5.9 million for the six months ended June 30, 2014, and $2.6 million for the six months ended June 30, 2013. At June 30, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $8.9 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2017.

11.	Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company—(1) business realignment, (2) operational efficiency and (3) corporate and back office functions. Business realignment was targeted at right-sizing our commercial management organizations globally. The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain. The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The cumulative charges incurred to date associated with these programs are $38.4 million. Total costs related to the program expected to be incurred are approximately $42.1 million. Total restructuring charges were $2.0 million and $6.3 million for the three and six months ended June 30, 2014, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee Severance	Other Costs	Asset Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2013	$6,999	$4,579	$—	$11,578
Restructuring charges	2,253	4,055	—	6,308
Cash payments	(7,912)	(7,797)	—	(15,709)
Non-cash items	13	(4)	—	9

Balances at June 30, 2014	$1,353	$833	$—	$2,186

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

12.	Discontinued Operations

During the first quarter of 2013, we completed the sale of the stock of our pharmaceuticals business, Ferro Pfanstiehl Laboratories, Inc. (“FPL”), which was previously reported within the Pharmaceuticals reportable segment. Consideration was comprised of a $16.9 million cash payment, and the transaction also included an earn-out incentive of up to $8.0 million based on achieving certain earnings targets over a two-year period. In March 2013, prior to the sale, an impairment loss of $8.7 million associated with the long lived assets of FPL was recorded under ASC Topic 360 Property, Plant and Equipment. The write down was determined by estimating the fair value of the assets less cost to sell of $14.8 million using the market approach considering a bona fide purchase offer, a Level 3 measurement within the fair value hierarchy. Ferro has classified FPL’s operating results, net of tax, as discontinued operations in the accompanying condensed consolidated statements of income for the six months ended June 30, 2013.

During the second quarter of 2014, we entered into a definitive agreement to sell substantially all of the assets in our Specialty Plastics reportable segment to A. Schulman, Inc. and its wholly owned subsidiary, A. Schulman Castellon, S.L.U. (collectively “Schulman”) for a cash purchase price of $91.0 million. The transaction closed on July 1, 2014 and resulted in proceeds of approximately $88.0 million after taxes and expenses, and a gain of approximately $55.0 million that will be recognized in the third quarter. Assets included in the transaction are Ferro’s plastics manufacturing sites in Stryker, Ohio; Evansville and Plymouth, Indiana; Carpentersville, Illinois; and Castellon Spain. We have classified the Specialty Plastics reportable segment assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the operating results, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the second quarter of 2014, we commenced a process to market for sale all of the assets within our Polymer Additives reportable segment. At June 30, 2014 we determined that the criteria to classify these assets as held-for-sale under ASC Topic 360 Property, Plant and Equipment have been met. As such, we have classified these assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) the Antwerp, Belgium manufacturing assets (“Antwerp”) and (2) the remainder of the Polymer Additives reportable segment (“PAD”) collectively (“Polymer Additives reportable segment”). As the disposal groups have met the criteria to be recorded as held-for-sale, they are required to be recorded at the lesser of carrying value, or fair value less costs to sell. As the estimated fair value of PAD less costs to sell exceeds the carrying value of this disposal group, a gain is expected to be recognized in the period the sale is completed, therefore, no adjustments have been made to its carrying value. As discussed in Note 4—Property, Plant and Equipment, the Antwerp assets, which had a carrying value of $61.5 million, were written down to $47.1 million and a $14.4 million impairment charge was recorded. This impairment charge has been recorded in (loss) income from discontinued operations, net of tax.

The table below summarizes results for the FPL, Plastics and the Polymer Additives reportable segments for the three and six months ended June 30, 2014 and 2013, which are reflected in our condensed consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2014	2013	2014	2013
Net sales	$111,465	$116,433	$222,474	$243,090
Cost of sales	92,314	103,968	188,801	213,192

Gross profit	19,151	12,465	33,673	29,898
Selling, general and administrative expenses	6,438	6,466	12,645	14,292

Restructuring and impairment charges	14,362	380	14,364	9,062
Interest expense	1,533	1,959	2,905	4,553
Miscellaneous income, net	30	383	136	349

(Loss) income from discontinued operations before income taxes	(3,212)	3,277	3,623	1,642
Income tax expense	308	194	559	304

(Loss) income from discontinued operations, net of taxes	$(3,520)	$3,083	$3,064	$1,338

The following table summarizes the assets and liabilities which are classified as held-for-sale at June 30, 2014:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Accounts receivable, net	$64,089	$49,647
Inventories	62,693	45,436
Other current assets	5,533	6,232

Current assets held-for-sale	132,315	101,315
Property, plant and equipment, net	63,724	71,849
Other non-current assets	445	253

Total assets held-for-sale	196,484	173,417
Accounts payable	34,312	33,235
Accrued expenses and other current liabilities	6,643	6,780

Current liabilities held-for-sale	$40,955	$40,015
Other non-current liabilities	3,152	2,893

Total liabilities held-for-sale	$44,107	$42,908

13.	Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$9,959	$(2,130)	$27,164	$(1,247)
Adjustment for income (loss) from discontinued operations	3,520	(3,083)	(3,064)	(1,338)

Total	$13,479	$(5,213)	$24,100	$(2,585)

Weighted-average common shares outstanding	86,936	86,529	86,857	86,484
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.15	$(0.06)	$0.28	$(0.03)
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$9,959	$(2,130)	$27,164	$(1,247)
Adjustment for income (loss) from discontinued operations	3,520	(3,083)	(3,064)	(1,338)

Total	$13,479	$(5,213)	$24,100	$(2,585)

Weighted-average common shares outstanding	86,936	86,529	86,857	86,484
Assumed exercise of stock options	522	—	544	—
Assumed satisfaction of deferred stock unit conditions	—	—	45	—
Assumed satisfaction of restricted stock unit conditions	207	—	222	—
Assumed satisfaction of performance stock unit conditions	650	—	625	—
Assumed satisfaction of restricted share conditions	—	—	16	—

Weighted-average diluted shares outstanding	88,315	86,529	88,309	86,484

Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.15	$(0.06)	$0.27	$(0.03)

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 2.5 million for the three and six months ended June 30, 2014, respectively, and 6.1 million for the three and six months ended June 30, 2013, respectively.

14.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2014, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$1,906	$6,451	$(70)	$8,287
Other comprehensive loss before reclassifications	—	187	—	187
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	—	—	(14)

Net current period other comprehensive loss	(14)	187	—	173

Ending accumulated other comprehensive income (loss)	$1,892	$6,638	$(70)	$8,460

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2014, were as follows:

	Postretirement Benefit Liability Adjustments	Translation Adjustments	Other Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$1,942	$6,621	$(70)	$8,493
Other comprehensive loss before reclassifications	—	17	—	17
Amounts reclassified from accumulated other comprehensive income (loss)	(50)	—	—	(50)

Net current period other comprehensive loss	(50)	17	—	(33)

Ending accumulated other comprehensive income (loss)	$1,892	$6,638	$(70)	$8,460

15.	Reporting for Segments

As discussed in Note 12, substantially all of the assets of the Specialty Plastics reportable segment and Polymer Additives reportable segments were held-for-sale at June 30, 2014, with their operations included in discontinued operations on the condensed consolidated statements of operations. The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, and Venezuela, are reflected within Pigments, Powders and Oxides and Performance Coatings reportable segments, respectively. All periods presented reflect these changes to the composition of our reportable segments.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Performance Coatings	$156,789	$157,000	$301,949	$297,676
Performance Colors and Glass	106,109	106,447	209,479	204,574
Pigments, Powders and Oxides	31,319	55,575	63,516	112,430

Total net sales	$294,217	$319,022	$574,944	$614,680

Each segment’s gross profit and reconciliations to income (loss) before income taxes are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Performance Coatings	$37,823	$35,557	$71,240	$64,477
Performance Colors and Glass	35,352	31,232	69,724	58,490
Pigments, Powders and Oxides	7,121	9,879	14,663	18,557
Other cost of sales	(1,842)	(1,479)	(2,220)	(2,502)

Total gross profit	78,454	75,189	153,407	139,022
Selling, general and administrative expenses	49,260	57,850	100,629	112,797
Restructuring and impairment charges	1,958	13,070	6,308	22,524
Other expense, net	8,142	6,993	14,746	3,254

Income (loss) before income taxes	$19,094	$(2,724)	$31,724	$447

16.	Subsequent Events

As discussed in Note 12, in July 2014 the Company sold substantially all of the assets in its Specialty Plastics reportable segment.

In July 2014, the Company has acquired certain commercial assets of a reseller of Ferro porcelain enamel products in Turkey for a cash purchase price of approximately $7.0 million.

As discussed in Note 5, in July 2014, we commenced a tender offer for all of our outstanding 7.875% Senior Notes due 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended June 30, 2014, net sales were down $24.8 million, or 7.8%, compared with the prior-year same period. Of the decline, $22.0 million, or 89%, was the impact of selling our North American and Asian metal powders business in the fourth quarter of 2013, comprised of a $9.7 million decline in net sales excluding precious metals, and a $12.3 million decline in sales of precious metals. In addition to the decline attributable to the sold business, net sales in Pigments, Powders and Oxides declined $2.2 million due to lower sales volume compared with the prior-year same period. Net sales in Performance Colors and Glass were generally flat compared with the prior-year same period, as, net sales excluding precious metals increased $2.6 million driven by higher volumes, while sales of precious metals declined $2.9 million. Performance Coatings net sales were flat compared with the prior-year same period. Despite the overall decline in net sales, gross profit increased $3.3 million, or 210 basis points as a percentage of net sales excluding precious metals, to 27.9%. The primary drivers of the increase in gross profit were higher volumes and favorable mix in our Performance Colors and Glass segment, favorable raw material and manufacturing costs within our Performance Coatings segment, partially offset by lower volume in our Pigments, Powders and Oxides segment.

Selling, general and administrative (“SG&A”) expenses were down $8.6 million, or 14.8%, compared with the prior-year same period, primarily driven by our cost reduction initiatives.

For the three months ended June 30, 2014, Ferro net income was $10.4 million, compared with a net loss of $2.0 million in 2013, and net income attributable to common shareholders was $10.0 million, compared with a net loss attributable to common shareholders of $2.1 million in 2013. Income from continuing operations was $13.9 million in the three months ended June 30, 2014, compared with a net loss from continuing operations of $5.1 million in 2013. Our total gross profit for the second quarter of 2014 was $78.5 million, compared with $75.2 million in 2013.

Outlook

For the second half of 2014, excluding revenue attributable to the Specialty Plastics and Polymer Additives reportable segments, which have both been presented as discontinued operations, and businesses and product lines that were divested in 2013, we expect revenue growth to be approximately 2%. We expect the related gross profit margin to be in the range of 27% to 27.5%. The improvement from 2013 is expected to be driven by realization of savings resulting from our restructuring activities, as well as continued efficiency improvements in our manufacturing processes and improved business mix. We anticipate these benefits will more than offset the competitive pressures that we continue to face.

We expect continued improvement in SG&A leverage through the remainder of 2014, driven by realization of savings resulting from our restructuring activities, as well as incremental actions that are targeted at greater efficiency and an improved cost structure.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations—Consolidated

Comparison of the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014, Ferro net income was $10.4 million, compared with net a loss of $2.0 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, net income attributable to common shareholders was $10.0 million, or $0.11 per share, compared with net loss attributable to common shareholders of $2.1 million, or $0.02 loss per share, for the three months ended June 30, 2013.

Net Sales

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$281,599	$291,225	$(9,626)	(3.3)%
Sales of precious metals	12,618	27,797	(15,179)	(54.6)%

Net sales	294,217	319,022	(24,805)	(7.8)%
Cost of sales	215,763	243,833	(28,070)	(11.5)%

Gross profit	$78,454	$75,189	$3,265	4.3%

Gross profit as a % of net sales excluding precious metals	27.9%	25.8%

Net sales decreased by $24.8 million, or 7.8%, in the three months ended June 30, 2014, compared with the prior-year same period. Net sales excluding precious metals declined $9.6 million compared with the prior-year same period, primarily driven by the sale of our North American and Asian metal powders business in 2013. In our other segments, increases in Performance Colors and Glass of $2.6 million were offset by declines in Pigments, Powders and Oxides and Performance Coatings of $2.2 million and $0.2 million, respectively. The decline in sales of precious metals was primarily driven by the sale of our North American and Asian metal powders business, comprising $12.3 million of the total decline of $15.2 million, with Performance Colors and Glass driving the balance of the decline.

Gross Profit

Gross profit increased $3.3 million, or 4.3%, in the three months ended June 30, 2014, compared to the prior-year same period. The significant drivers of the increased gross profit were our Performance Colors and Glass segment, which had a higher gross profit of $4.1 million, primarily resulting from higher volumes and favorable mix and product pricing, and our Performance Coatings segment, which had higher gross profit of $2.3 million due to favorable manufacturing costs and raw material pricing, which were partially offset by unfavorable pricing. These increases were partially offset by lower gross profit in our Pigments, Powders and Oxides segment, driven by unfavorable volume and mix, and the impact of sold businesses and assets.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United State together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$34,126	$40,126	$(6,000)	(15.0)%
Corporate	15,134	17,724	(2,590)	(14.6)%

Selling, general and administrative expenses	$49,260	$57,850	$(8,590)	(14.8)%

The following table includes SG&A components with significant changes between 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$29,222	$32,370	$(3,265)	(10.1)%
Incentive compensation	2,660	4,308	(1,531)	(36.5)%
Stock-based compensation	2,233	1,307	926	70.8%
Pension and other postretirement benefits	(846)	(421)	(425)	NM
Bad debt	606	1,780	(1,174)	NM
All other expenses	15,385	18,506	(3,121)	(16.9)%

Selling, general and administrative expenses	$49,260	$57,850	$(8,590)	(14.8)%

NM — Not meaningful

SG&A expenses were $8.6 million lower in the three months ended June 30, 2014, compared with the prior-year same period. As a percentage of net sales excluding precious metals, SG&A expenses decreased 240 basis points from 19.9% in the second quarter of 2013 to 17.5% in the second quarter of 2014. Significant drivers of the reduction in SG&A expenses were the various restructuring activities executed in 2013 that drove the decrease in personnel expenses, lower incentive compensation that is based on certain performance metrics, and bad debt due to nonrecurring prior year matters, partially offset by higher stock-based compensation expense relating to accelerated recognition of certain expenses compared to the prior-year same period.

Restructuring and Impairment Charges

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Employee Severance	558	11,080	(10,522)	NM
Other restructuring costs	1,400	1,990	(590)	NM

Restructuring and impairment charges	$1,958	$13,070	$(11,112)	NM

NM — Not meaningful

Restructuring and impairment charges decreased significantly in the second quarter of 2014 compared with the prior-year same period. Many of our restructuring activities commenced during the first half of 2013, and we had fewer restructuring activities during the second quarter of 2014 as compared with the second quarter of 2013.

Interest Expense

Interest expense in the second quarter of 2014 decreased $0.3 million compared with the prior-year same period. Interest expense in the second quarter of 2014 was lower as compared with the prior-year same period due to increased interest capitalization related to the addition of manufacturing capacity for dibenzoates at our Antwerp plant. The components of interest expense are as follows:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,777	$4,616	$21	0.5%
Amortization of bank fees	366	417	(51)	(12.2)%
Interest capitalization	(470)	(21)	(309)	NM

Interest expense	$4,673	$5,012	$(339)	(6.8)%

Income Tax Expense

During the second quarter of 2014, income tax expense was $5.2 million. In the second quarter of 2013, we recorded tax expense of $2.3 million. The tax expense for the second quarter of 2014, as a percentage of pre-tax income, is the result of the net impact of the amount of pre-tax losses in jurisdictions for which not tax benefit is recognized in proportion to the amount of pre-tax income in jurisdiction with no tax expense due to the utilization of fully valued tax attributes. The 2013 tax expense for the second quarter of 2013, as a percentage of pre-tax income, was the result of pre-tax losses in jurisdictions for which no tax benefit is recognized.

Results of Operations—Segment Information

Comparison of the three months ended June 30, 2014 and 2013

Performance Coatings

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$156,789	$157,000	$(211)	(0.1)%
Segment gross profit	37,823	35,557	2,266	6.4%
Gross profit as a % of segment net sales	24.1%	22.6%

Net sales decreased slightly in Performance Coatings compared with the prior-year same period. Net sales increased in our frit and glaze products by $2.6 million and in our digital ink products by $1.9 million. These increases were offset by declines in our tile color products and porcelain enamel products. The change in net sales was driven by higher volume and favorable mix of $1.0 million and $6.3 million, respectively, lower pricing of $11.3 million and favorable foreign currency fluctuations of $3.5 million. Regionally, Asia Pacific and Latin America achieved net sales growth, which was offset declines in Europe, with the United States being flat. Gross profit increased from the prior-year same period, and was driven by favorable volume and mix of $0.8 million, unfavorable product pricing impacts of $11.3 million, favorable raw material impacts of $4.7 million, favorable manufacturing costs of $7.2 million and favorable foreign currency fluctuations of $0.8 million. The unfavorable product pricing impact was primarily due to our digital inks products, which is the result of a highly competitive market.

Performance Colors and Glass

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$95,632	$93,074	$2,558	2.7%
Segment precious metal sales	10,477	13,373	(2,896)	(21.7)%

Segment net sales	106,109	106,447	(338)	(0.3)%
Segment gross profit	35,352	31,232	4,120	13.2%
Gross profit as a % of segment net sales excluding precious metals	37.0%	33.6%

Net sales excluding precious metals increased compared with the prior-year same period, with increases in the automotive and industrial product lines totaling $2.4 million, while the decoration and electronics product lines remained relatively flat contributing to $0.2 million of the increase. Net sales excluding precious metals were impacted by higher volume of $14.8 million, unfavorable mix of $14.1 million, favorable product pricing of $0.3 million and favorable foreign currency fluctuations of $1.5 million. The volume and mix changes were driven by a higher volume of glazes for decorative glass, which are lower priced products, and lower volumes in all regions for dinnerware glazes, which are higher priced products. Regionally, net sales excluding precious metals were higher in all regions compared with the prior-year same period, driven by increases totaling approximately $2.1 million in the United States and Latin America. Gross profit increased from the prior-year same period primarily due to favorable volume of $3.2 million, pricing remained relatively flat, unfavorable raw material costs of $1.6 million, favorable manufacturing costs of $1.8 million and favorable foreign currency fluctuations of $0.6 million.

Pigments, Powders and Oxides

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$29,178	$41,151	$(11,973)	(29.1)%
Segment precious metal sales	2,141	14,424	(12,283)	(85.2)%

Segment net sales	31,319	55,575	(24,256)	(43.6)%
Segment gross profit	7,121	9,879	(2,758)	(27.9)%
Gross profit as a % of segment net sales excluding precious metals	24.4%	24.0%

Net sales excluding precious metals decreased compared with the prior-year same period, primarily due to the sale of our North American and Asian metal powders business, which comprised approximately $9.7 million of the decrease. The remainder of the decrease in net sales excluding precious metals of $2.2 million was driven by lower sales of our polishing materials compared with the prior-year same period. The decline in sales of precious metals was fully attributable to the sale of the metal powders business. Lower volume of $3.2 million was the main driver of the sales decrease, and this was partially offset by favorable mix, price, and foreign currency impacts, totaling $1.0 million compared to the prior-year same period. Regionally, the United States and Latin America drove the decrease in net sales excluding precious metals, with both Europe and Asia Pacific achieving growth compared with the prior-year same period. Gross profit decreased from the prior-year same period due to the impact of the sold businesses and assets, which drove $1.2 million of the decline, and the remainder of the decline of $1.6 million was due to lower sales volume and unfavorable mix of $2.0 million, partially mitigated by favorable pricing and raw material costs of $0.5 million.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$68,206	$89,823	$(21,617)	(24.1)%
Latin America	41,627	40,427	$1,200	3.0%
Europe	134,419	137,325	$(2,906)	(2.1)%
Asia Pacific	49,965	51,447	(1,482)	(2.9)%

Total	$294,217	$319,022	$(24,805)	(7.8)%

Net sales decreased $24.8 million, or 7.8%, compared with the prior-year same period, with decreases in the United States, Europe and Asia Pacific partially mitigated by an increase in Latin America. The decline in sales in the United States and Asia Pacific was primarily driven by the sale of our North American and Asian metal powders business, which comprised 95% of the decrease. The decline in Europe compared to the prior-year same period was attributable to lower volume in the Performance Coatings segment. These decreases were partially mitigated by with increased sales in Latin America of $1.2 million compared with the prior-year same period which was primarily driven by higher volumes within the Performance Colors and Glass segment.

Comparison of the six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014, net income was $27.1 million, compared with net loss of $1.5 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net income attributable to common shareholders was $27.2 million, or $0.31 per share, compared with net loss attributable to common shareholders of $1.2 million, or $0.01 loss per share, for the six months ended June 30, 2013.

Net Sales

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$549,041	$556,146	$(7,105)	(1.3)%
Sales of precious metals	25,903	58,534	(32,631)	(55.7)%

Net sales	574,944	614,680	(39,736)	(6.5)%
Cost of sales	421,537	475,658	(54,121)	(11.4)%

Gross profit	$153,407	$139,022	$14,385	10.3%

Gross profit as a % of net sales excluding precious metals	27.9%	25.0%

Net sales decreased by $39.7 million, or 6.5%, in the six months ended June 30, 2014, compared with the prior-year same period. Net sales excluding precious metals decreased $7.1 million, primarily driven by the sale of our North American and Asian metal powders business and the exit of solar pastes, which comprised $15.8 million of the decline, and lower net sales in our Pigments, Powders and Oxides segment of $4.6 million. These declines were partially mitigated by higher sales in our Performance Colors and Glass and Performance Coatings segments of $9.0 million and $4.3 million, respectively. The decrease in precious metal sales was primarily attributable to the sale of our North American and Asian metal powders business and the exit of solar pastes.

Gross Profit

Gross profit increased $14.4 million, or 10.3%, in the six months ended June 30, 2014, compared with the prior-year same period. The significant drivers of the increased gross profit were our Performance Colors and Glass segment, which achieved gross profit that was $11.2 million higher than the prior-year same period resulting from higher volumes and favorable mix and product pricing, and our Performance Coatings segment, which achieved gross profit that was $6.8 million higher than the prior-year same period due to favorable volume and mix, raw material impacts and manufacturing costs. These increases were partially offset by lower gross profit in our Pigments, Powders and Oxides segment, driven by unfavorable volume, and the impact of sold businesses and assets.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United State together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$68,901	$79,613	$(10,712)	(13.5)%
Corporate	31,728	33,184	(1,456)	(4.4)%

Selling, general and administrative expenses	$100,629	$112,797	$(12,168)	(10.8)%

The following table includes SG&A components with significant changes between 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$60,154	$69,875	$(10,122)	(14.4)%
Incentive compensation	4,961	6,786	(1,424)	(22.3)%
Stock-based compensation	5,905	2,648	3,257	123.0%
Pension and other postretirement benefits	(1,702)	(833)	(869)	104.3%
Bad debt	1,728	1,688	40	2.4%
All other expenses	29,583	32,633	(3,050)	(9.3)%

Selling, general and administrative expenses	$100,629	$112,797	$(12,168)	(10.8)%

NM — Not meaningful

SG&A expenses were $12.2 million lower in the six months ended June 30, 2014, compared with the prior-year same period. As a percentage of net sales excluding precious metals, SG&A expenses decreased 200 basis points from 20.3% in the first half of 2013 to 18.3% in the first half of 2014. Significant drivers of the reduction in SG&A expenses were various restructuring activities executed in 2013 that drove the decrease in personnel expenses and lower incentive compensation that is based on certain performance metrics, partially offset by higher stock-based compensation expense due to higher grants to retirement-eligible employees that require accelerated expense recognition, and stock options granted in 2014 having a higher fair value compared to those granted in the prior-year same period.

Restructuring and Impairment Charges

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Employee severance	2,255	19,255	(17,558)	(91.2)%
Other restructuring costs	4,053	3,269	1,342	41.1%

Restructuring and impairment charges	$6,308	$22,524	$(16,216)	(72.0)%

NM — Not meaningful

Restructuring and impairment charges decreased significantly compared with the prior-year same period. Many of our restructuring activities commenced during the first half of 2013, thereby driving the higher prior-year charges. We had fewer restructuring activities during the first half of 2014.

Interest Expense

Interest expense in the first half of 2014 decreased $1.1 million compared with the prior-year same period. Interest expense was higher in the first half of 2013 due to the write-off of deferred financing fees that resulted from amending our revolving credit facility and the commitment amount being reduced from $350 million to $250 million. Further contributing to the decrease from the prior-year same period was additional interest capitalization related to the addition of manufacturing capacity for dibenzoates at our Antwerp plant. The components of interest expense are as follows:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$9,251	$8,838	$413	4.7%
Amortization of bank fees	732	1,492	(760)	(50.9)%
Interest capitalization	(799)	(26)	(773)	NM

Interest expense	$9,184	$10,304	$(1,120)	(10.9)%

Income Tax Expense

During the first half of 2014, income tax expense was $7.7 million, compared with $3.2 million in the prior-year same period. The 2014 tax expense for the first half of 2014 relative to the 2014 pre-tax income was lower than the Company’s statutory tax rate primarily due to pre-tax income in certain jurisdictions with no tax expense due to the utilization of fully valued tax attributes. The 2013 tax expense for the first half of 2013, as a percentage of pre-tax income, was high due to the impact of pre-tax losses in jurisdictions for which no tax benefit is recognized.

Results of Operations—Segment Information

Comparison of the six months ended June 30, 2014 and 2013

Performance Coatings

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales	$301,949	$297,676	$4,273	1.4%
Segment gross profit	71,240	64,477	6,763	10.5%
Gross profit as a % of segment net sales	23.6%	21.7%

Net sales increased in Performance Coatings compared with the prior-year same period due to higher sales of our tile frits and glazes and digital inks of $7.7 million and $5.5 million, respectively, partially offset by decreases totaling $8.5 million in our other tile product lines and $0.6 million in porcelain enamel products compared with the prior-year same period. Sales were impacted by higher volumes of $13.8 million, favorable mix of $5.1 million, unfavorable pricing of $20.6 million and favorable foreign currency fluctuations of $5.6 million. Regionally, Asia Pacific and Latin America drove the sales increase. These regions recorded sales growth totaling $4.8 million compared with the first half of 2013, partially offset by slight declines in the United States and Europe. Gross profit increased from the prior-year same period primarily due to favorable volume and mix of $3.9 million, unfavorable product pricing impacts of $20.6 million, favorable raw material costs of $10.0 million, favorable manufacturing costs of $12.3 million and favorable foreign currency fluctuations of costs of $1.3 million.

Performance Colors and Glass

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$188,772	$179,746	$9,026	5.0%
Segment precious metal sales	20,707	24,828	(4,121)	(16.6)%

Segment net sales	209,479	204,574	4,905	2.4%
Segment gross profit	69,724	58,490	11,234	19.2%
Gross profit as a % of segment net sales excluding precious metals	36.9%	32.5%

Net sales excluding precious metals increased compared with the prior-year same period, with increases of $4.5 million in automotive, $2.7 million in electronics and $1.7 million in decoration while the industrial product line remained flat. Net sales excluding precious metals were favorably impacted by higher volume of $20.7 million, unfavorable mix of $15.6 million, favorable product pricing of $1.8 million and favorable foreign currency fluctuations of $2.1 million. Regionally, net sales excluding precious metals were higher in all regions compared with the prior-year same period, with increases of $3.8 million in Latin America, $2.9 million in the United States, $1.7 million in Europe and $0.7 million in Asia Pacific. Gross profit increased from the prior-year same period across all product lines, primarily due to favorable volume and mix impacts totaling $7.7 million, favorable pricing impacts of $1.8 million, unfavorable raw material costs of $1.3 million, favorable manufacturing costs of $2.3 million, and favorable foreign currency fluctuations of $0.9 million.

Pigments, Powders and Oxides

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals	$58,320	$78,724	$(20,404)	(25.9)%
Segment precious metal sales	5,196	33,706	(28,510)	(84.6)%

Segment net sales	63,516	112,430	(48,914)	(43.5)%
Segment gross profit	14,663	18,557	(3,894)	(21.0)%
Gross profit as a % of segment net sales excluding precious metals	25.1%	23.6%

Net sales excluding precious metals decreased compared with the prior-year same period, primarily due to the sale of our North American and Asian metal powders business and the exit of solar pastes, which comprised approximately $15.8 million of the decrease. The remainder of the decrease in net sales excluding precious metals of $4.6 million was primarily driven by lower sales of our polishing materials compared with the prior-year same period. Regionally, the United States and Latin America drove the decrease in net sales excluding precious metals, which was partially offset by higher sales in Europe, while Asia Pacific was flat. The decline in precious metal sales was due to the sale of our North American and Asian metal powders business and the exit of of solar pastes. Gross profit decreased from the prior-year same period primarily due to the impact of the sold businesses and assets, which was $3.0 million of the decline, and lower sales of polishing materials.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
United States	$132,824	$173,659	$(40,835)	(23.5)%
Latin America	82,861	77,968	$4,893	6.3%
Europe	262,459	262,256	$203	0.1%
Asia Pacific	96,800	100,797	(3,997)	(4.0)%

Total	$574,944	$614,680	$(39,736)	(6.5)%

Net sales decreased $39.7 million, or 6.5%, compared with the prior-year same period, with decreases in the United States and Asia Pacific being partially mitigated by increases in Latin America. The declines in net sales in the United States and Asia Pacific were primarily driven by the sale of our North American and Asian metal powders business and exit of solar pastes, which comprised 98% of the decrease for these segments. The remainder of the decrease was primarily driven by lower sales of polishing materials in the Pigments, Powders and Oxides segment. These decreases were partially mitigated by increased sales in Latin America of $4.9 million compared with the prior-year same period, driven by higher sales in Performance, Colors and Glass.

Summary of Cash Flows for the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013	$ Change
	(Dollars in thousands)
Net cash provided (used for) operating activities	$2,670	$(8,554)	$11,224
Net cash (used for) provided by investing activities	(27,050)	17,577	(44,627)
Net cash provided by (used for) financing activities	46,632	(7,720)	54,352
Effect of exchange rate changes on cash and cash equivalents	(391)	(217)	(174)

Increase in cash and cash equivalents	$21,861	$1,086	$20,775

Details of net cash provided by operating activities were as follows:

	Six Months Ended June 30,
	2014	2013	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$27,121	$(1,462)	$28,583
Loss (gain) on sale of assets and business	3,573	(10,395)	13,968
Depreciation and amortization	23,246	26,060	(2,814)
Restructuring and impairment charges	4,963	5,957	(994)
Accounts receivable	(42,531)	(37,170)	(5,361)
Inventories	(33,946)	10,101	(44,047)
Accounts payable	24,991	5,584	19,407
Other changes in current assets and liabilities, net	916	(4,920)	5,836
Other adjustments, net	(5,663)	(2,309)	(3,354)

Net cash provided by (used for) operating activities	$2,670	$(8,554)	$11,224

Cash flows from operating activities. Cash flows from operating activities increased by $11.2 million in the first six months of 2014 compared with the prior-year same period. The primary driver for the increase was improved operating results. Increased inventories more than offset the increase in operating results but was mitigated by increases in our account payable. Contributing to the increase in inventories was our Antwerp, Belgium facility, which had inventory that was approximately $20 million higher compared with the prior-year same period, to facilitate production decline during product transition to dibenzoates.

Cash flows from investing activities. Cash flows from investing activities decreased $44.6 million in the first six months of 2014 compared with the prior-year same period. The primary driver of the decline was cash received in the first quarter of 2013 associated with the sale of our solar assets and FPL, totaling $27.7 million that did not recur in 2014. In addition, capital expenditures increased $16.9 million, to $32.8 million in the first six months of 2014, compared with $15.9 million in the prior-year same period. Contributing to the increase in capital expenditures were cash outflows of $9.2 million for the purchase of corporate assets, offset by cash flows from the sale of the same asset of $4.0 million, which is presented as proceeds from the sale of assets. Also contributing to the increase is approximately $14.5 million in capital expenditures related to construction activities at our Antwerp, Belgium facility.

Cash flows from financing activities. Cash flows from financing activities increased $54.4 million in the first six months of 2014 compared with the prior-year same period. The primary driver of the increase was higher net proceeds from our revolving credit facility of $87.0 million and proceeds from the exercise of stock options. This was partially offset by the payoff of our domestic accounts receivable securitization program in May 2014 of $41.0 million.

Capital Resources and Liquidity

7.875% Senior Notes

In 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a rate of 7.875% per year, payable semiannually in arrears on February 15 and August 15 of each year. The Senior Notes mature on August 15, 2018, and are unsecured. The principal amount outstanding was $250 million at June 30, 2014. At June 30, 2014, we were in compliance with the covenants under the Senior Notes’ indenture.

In July 2014, the Company commenced a tender offer for any and all of its outstanding 7.875% Senior Notes due 2018 (the “Notes”) at a price of $1,043.62 per $1,000 principal amount of Notes validly tendered, not validly withdrawn and accepted for purchase in the tender offer. The aggregate principal amount of Notes outstanding on June 30, 2014 is $250 million. The Company intends to redeem any Notes that remain outstanding after the completion of the tender offer.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multicurrency senior revolving credit facility (the “2010 Credit Facility”). In 2012, we amended the 2010 Credit Facility (the “2012 Amended Credit Facility”) primarily to provide additional operating flexibility.

In March 2013, we again amended the 2010 Credit Facility (the “2013 Amended Credit Facility”) to provide additional operating flexibility. The primary effects of the 2013 Amended Credit Facility were to:

•	Decrease the Revolving Loan Commitment Amount from $350 million to $250 million;

•	Amend the calculation of EBITDA to provide for a restructuring expense add-back attributable to the Company’s restructuring programs of $30 million in 2013, $20 million in 2014 and $10 million in 2015, with no aggregate limit on restructuring expense;

•	Increase the maximum permitted leverage ratio to the levels stated below.

•	Amend the requirements for Permitted Acquisitions such that for the Company to consummate a Permitted Acquisition the Company must have minimum liquidity of $100 million and the Company’s Secured Leverage Ratio must be less than 1.50.

The 2013 Amended Credit Facility matures on August 24, 2015, and is secured by substantially all of Ferro’s assets. After reductions for borrowings and outstanding letters of credit secured by these facilities, we had $147.4 million of additional borrowings available at June 30, 2014. The interest rate under the 2013 Amended Credit Facility is the sum of (A) either (1) LIBOR or (2) the higher of the Federal Funds Rate plus 0.5%, the Prime Rate, or LIBOR plus 1.0% and (B) a variable margin based on the Company’s leverage. At June 30, 2014, the interest rate was 3.4%.

Under the 2013 Amended Credit Facility, we are subject to a number of financial covenants, including limitations on the payment of common stock dividends. The covenants include requirements for a leverage ratio, an interest coverage ratio, and capital expenditures as follows:

•	The leverage ratio must be less than (i) 4.25 to 1.00 the first, second and third quarters of 2013 and (ii) 4.00 to 1.00 in the fourth quarter of 2013 and first quarter of 2014, (iii) 3.75 to 1.00 in the second and third quarters of 2014, and (iv) 3.50 to 1.00 thereafter. In the leverage ratio, the numerator is total debt, which consists of borrowings and certain letters of credit outstanding on the 2013 Amended Credit Facility and our international facilities, the principal amount outstanding on our senior notes, capitalized lease obligations, and amounts outstanding on our domestic and international receivables sales programs. The denominator is the sum of earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), and adjusted for certain special charges over the last four fiscal quarters.

•	The interest coverage ratio must be not less than (i) 3.00 for the first quarter of 2013 and thereafter. In the interest coverage ratio, the numerator is EBITDA and the denominator is cash paid for interest expense and certain other financing expenses.

•	Capital expenditures are limited to (i) $65 million for the twelve months ended March 31, 2013, and (ii) $65 million for the 2013 fiscal year and each fiscal year thereafter. Certain unused capital expenditures from prior measurement periods are permitted to be carried forward to the following fiscal year.

Our ability to meet these covenants is primarily driven by our EBITDA; our total debt; our interest payments; and our capital expenditures. Our total debt is primarily driven by cash flow items, including net income before amortization, depreciation, and other noncash charges; our cash payments for restructuring; our capital expenditures; requirements for deposits from participants in our precious metals consignment program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our debt level, external fees, and interest rates, primarily the Prime rate and LIBOR. Our capital expenditures are driven by our desire to invest in growth opportunities, to maintain existing property, plant and equipment, and to meet environmental, health and safety requirements. At June 30, 2014, we were in compliance with the covenants of the 2013 Amended Credit Facility.

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

The Company intends to refinance the borrowings under its current Revolving Credit Facility and all $250 million aggregate principal amount of its outstanding 7.875% Senior Notes (“Notes”) due August 2018 with borrowings under a new credit facility. The new credit facility will be comprised of a five-year $200 million revolving credit facility and a seven-year $300 million term loan. The proceeds from the term loan will be used to repay all amounts outstanding under the current Revolving Credit Facility and to repurchase all outstanding Notes, as well as for general corporate purposes.

Domestic Receivable Sales Programs

We had an asset securitization program for Ferro’s U.S. trade accounts receivable where we sold undivided variable percentage interests in our domestic receivables to various purchasers, and could obtain up to $50 million in the form of cash or letters of credit. Advances received under this program were accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers had no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor. The program expired in May 2014 and the outstanding debt was repaid at that time.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals. We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively. We had on hand precious metals owned by participants in our precious metals program of $29 million at June 30, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at June 30, 2014, or December 31, 2013, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit. At June 30, 2014, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.0 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $16.3 million at June 30, 2014. We had $14.3 million of additional borrowings available under these lines at June 30, 2014.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of June 30, 2014, we had $50.2 million of cash and cash equivalents. Substantially all of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2013, and the first half of 2014, cash flows from investing and operating activities were used to fund our financing activities. We had additional borrowing capacity of $161.7 million at June 30, 2014, and $246.0 million at December 31, 2013, available under various credit facilities, primarily our revolving credit facility.

Our credit facilities and the indenture governing our senior notes contain a number of restrictive covenants, including those described in more detail in Note 5 to the condensed consolidated financial statements. These covenants include customary operating restrictions that limit our ability to engage in certain activities, including additional loans and investments; prepayments, redemptions and repurchases of debt; and mergers, acquisitions and asset sales. We are also subject to customary financial covenants under our credit facilities, including a leverage ratio and an interest coverage ratio. These covenants under our credit facilities restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of June 30, 2014, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 2.37x, providing $55.7 million of EBITDA cushion on the leverage ratio, as defined within our credit facilities and senior notes indenture. Our leverage ratio covenants decrease in 2014 to 3.50x. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2013, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

We may from time to time seek to retire or repurchase our outstanding debt through open market purchases, privately negotiated transactions, or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Difficulties experienced in global capital markets could affect the ability or willingness of counterparties to perform under our various lines of credit, forward contracts, and precious metals program. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings, except for one, which is not rated. Accordingly, we do not anticipate counterparty default. However, an interruption in access to external financing could adversely affect our business prospects and financial condition.

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets, such as sales we completed in 2013 and 2014. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$—	$516
Fixed-rate debt:
Carrying amount	253,676	253,617
Fair value	264,600	269,238
Change in fair value from 1% increase in interest rates	(8,967)	(10,061)
Change in fair value from 1% decrease in interest rates	9,359	10,546
Foreign currency forward contracts:
Notional amount	259,139	244,921
Carrying amount and fair value	75	(2,255)
Change in fair value from 10% appreciation of U.S. dollar	14,706	12,867
Change in fair value from 10% depreciation of U.S. dollar	(17,974)	(15,727)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except for per share amounts)
April 1, 2014 to April 30, 2014	—	$—	—	—
May 1, 2014 to May 31, 2014	—	—	—	—
June 1, 2014 to June 30, 2014	—	—	—	—

Total	—		—

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

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

FERRO CORPORATION (Registrant)

Date: July 30, 2014	/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2014	/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

2	Plan of acquisition, reorganization, arrangement, liquidation or successor.

2.1	Asset Purchase Agreement, dated June 3, 2014, by and among Ferro Corporation, Ferro Spain, S.A., A. Schulman, Inc. and A. Schulman Castellon, S.I.U. (incorporated by reference to Exhibit 2.1 to Ferro Corporations Current Report on Form 8-K filed July 2, 2014.

3	Articles of incorporation and by-laws:

3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.2	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994 (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.3	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on June 23, 1998 (incorporated by reference to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

3.4	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on October 14, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).

3.5	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on April 25, 2014.

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s current Report on Form 8-K filed May 1, 2014.)

4	Instruments defining rights of security holders, including indentures:

4.1	Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S-3, filed March 5, 2008).

4.2	First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Note due 2013) (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8-K, filed August 19, 2008).

4.3	Form of Indenture, by and between Ferro Corporation and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S-3ASR, filed July 27, 2010).

4.4	First Supplemental Indenture, dated August 24, 2010, by and between Ferro Corporation and Wilmington Trust FSB (with Form of 7.875% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 24, 2010).

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

10.1	Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2013 Omnibus Incentive Plan

31	Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

Exhibit:

101	XBRL Documents:

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.