Form 10-Q
period 2014-09-30
FERRO CORP
filed 2014-10-27
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 1-584

FERRO CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0217820 (I.R.S. Employer Identification No.)

6060 Parkland Boulevard Suite 250 Mayfield Heights, OH (Address of principal executive offices)	44124 (Zip Code)

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



Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐



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



At September 30, 2014, there were 86,985,899 shares of Ferro Common Stock, par value $1.00, outstanding.

Page
PART I
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Item 4. Controls and Procedures	43
PART II
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	44

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Net sales	$275,754	$298,083	$850,698	$912,738
Cost of sales	202,950	225,980	624,487	701,740
Gross profit	72,804	72,103	226,211	210,998
Selling, general and administrative expenses	51,716	52,589	152,345	165,471
Restructuring and impairment charges	1,521	3,562	7,829	26,086
Other expense (income):
Interest expense	3,635	5,039	12,819	15,343
Interest earned	(23)	(48)	(52)	(171)
Loss on extinguishment of debt	14,352	—	14,352	—
Foreign currency (gains) losses, net	(330)	1,305	1,043	4,086
Miscellaneous (income) expense, net	(180)	(470)	4,038	(10,178)
Income before income taxes	2,113	10,126	33,837	10,361
Income tax expense	4,680	312	12,347	3,559
(Loss) income from continuing operations	(2,567)	9,814	21,490	6,802
Income from discontinued operations, net of taxes	50,124	3,230	53,188	4,780
Net income	47,557	13,044	74,678	11,582
Less: Net income attributable to noncontrolling interests	92	392	49	177
Net income attributable to Ferro Corporation common shareholders	$47,465	$12,652	$74,629	$11,405
(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings:
Continuing operations	$(0.03)	$0.11	$0.25	$0.08
Discontinued operations	0.58	0.04	0.61	0.06
	$0.55	$0.15	$0.86	$0.14
Diluted (loss) earnings:
Continuing operations	$(0.03)	$0.11	$0.24	$0.08
Discontinued operations	0.58	0.04	0.60	0.05
	$0.55	$0.15	$0.84	$0.13

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$47,557	$13,044	$74,678	$11,582
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(12,242)	4,226	(12,732)	(3,820)
Postretirement benefit liabilities loss	(44)	(34)	(94)	(171)
Other comprehensive (loss) income, net of tax	(12,286)	4,192	(12,826)	(3,991)
Total comprehensive income	35,271	17,236	61,852	7,591
Less: Comprehensive income (loss) attributable to noncontrolling interests	159	415	(391)	323
Comprehensive income attributable to Ferro Corporation	$35,112	$16,821	$62,243	$7,268

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$95,286	$28,328
Accounts receivable, net	229,942	238,278
Inventories	157,764	144,780
Deferred income taxes	6,775	6,511
Other receivables	20,600	19,963
Other current assets	22,527	16,214
Current assets held-for-sale	86,480	101,315
Total current assets	619,374	555,389
Other assets
Property, plant and equipment, net	201,820	225,255
Goodwill	62,443	63,473
Amortizable intangible assets, net	17,710	13,027
Deferred income taxes	17,793	19,283
Other non-current assets	61,139	59,663
Non-current assets held-for-sale	54,530	72,102
Total assets	$1,034,809	$1,008,192
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,402	$44,729
Accounts payable	134,937	120,641
Accrued payrolls	34,313	42,320
Accrued expenses and other current liabilities	66,504	66,026
Current liabilities held-for-sale	30,303	40,015
Total current liabilities	274,459	313,731
Other liabilities
Long-term debt, less current portion	300,772	267,469
Postretirement and pension liabilities	85,174	119,600
Other non-current liabilities	30,393	30,656
Non-current liabilities held-for-sale	2,863	2,893
Total liabilities	693,661	734,349
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.9 million and 86.7 million shares outstanding at September 30, 2014, and December 31, 2013, respectively	93,436	93,436
Paid-in capital	316,133	318,055
Retained earnings (deficit)	59,965	(14,664)
Accumulated other comprehensive (loss) income	(3,893)	8,493
Common shares in treasury, at cost	(136,221)	(143,802)
Total Ferro Corporation shareholders’ equity	329,420	261,518
Noncontrolling interests	11,728	12,325
Total equity	341,148	273,843
Total liabilities and equity	$1,034,809	$1,008,192

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	Earnings	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2012	6,962	$(151,605)	$93,436	$321,652	$(86,606)	$16,650	$13,147	$206,674
Net income	—	—	—	—	11,405	—	177	11,582
Other comprehensive (loss) income	—	—	—	—	—	(4,137)	146	(3,991)
Stock-based compensation transactions	(129)	3,997	—	(1,436)	—	—	—	2,561
Distributions to noncontrolling interests	—	—	—	—	—	—	(125)	(125)
Balances at September 30, 2013	6,833	(147,608)	93,436	320,216	(75,201)	12,513	13,345	216,701

Balances at December 31, 2013	6,730	(143,802)	93,436	318,055	(14,664)	8,493	12,325	273,843
Net income	—	—	—	—	74,629	—	49	74,678
Other comprehensive loss	—	—	—	—	—	(12,386)	(440)	(12,826)
Stock-based compensation transactions	—	7,581	—	(1,922)	—	—	—	5,659
Distributions to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Balances at September 30, 2014	6,730	$(136,221)	$93,436	$316,133	$59,965	$(3,893)	$11,728	$341,148

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by operating activities	$41,900	$3,003
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(40,996)	(21,187)
Proceeds from sale of businesses, net	88,337	16,912
Proceeds from sale of assets	5,911	16,034
Acquisition of Turkey commercial assets	(6,726)	—
Other investing activities	—	1,119
Net cash provided by investing activities	46,526	12,878
Cash flows from financing activities
Net (repayments) borrowings under loans payable (1)	(42,529)	9,223
Proceeds from revolving credit facility	377,844	368,317
Proceeds from term loan facility	300,000	—
Principal payments on revolving credit facility	(387,049)	(351,404)
Extinguishment of convertible senior notes	—	(35,066)
Repayment of 7.875% Senior Notes	(260,451)	—
Payment of debt issuance costs	(6,834)	—
Other financing activities	54	(734)
Net cash used for financing activities	(18,965)	(9,664)
Effect of exchange rate changes on cash and cash equivalents	(2,503)	60
Increase in cash and cash equivalents	66,958	6,277
Cash and cash equivalents at beginning of period	28,328	29,576
Cash and cash equivalents at end of period	$95,286	$35,853
Cash paid during the period for:
Interest	$23,863	$25,484
Income taxes	$4,329	$2,905

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

The Company owns 51% of an operating affiliate in Venezuela that is accounted for as a fully consolidated subsidiary of Ferro and had $7.8 million of assets and $3.2 million of liabilities that are included in the condensed consolidated balance sheets at September 30, 2014.  In the first quarter of 2014, the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available.  The impact of the remeasurement in the first quarter of 2014, prior to adjustment for losses allocated to our noncontrolling interest partner was a loss of $1.6 million, which is recorded within foreign currency (gains) losses, net within our condensed consolidated statement of operations for the nine months ended September 30, 2014.  In the event that other markets become more relevant in future periods, additional losses or gains on remeasurement could occur.

During the second quarter of 2014, substantially all of the assets and liabilities of the Specialty Plastics and Polymer Additives reportable segments were classified as held-for-sale in the accompanying condensed consolidated balance sheets. As further discussed in Note 4, the Specialty Plastics sale closed on July 1, 2014. Therefore, the Specialty Plastics and Polymer Additives operating results, net of tax, and assets and liabilities have been classified as discontinued operations in the accompanying condensed consolidated statements of operations, balance sheets and these notes for all periods presented. Refer to Note 12 for further details.

Operating results for the three and nine months ended  September 30, 2014, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2014.

2.    Recent Accounting Pronouncements

Accounting Standards Adopted in the period ended September 30, 2014

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

New Accounting Standards

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which is codified in ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant, and Equipment. This pronouncement changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is in the process of determining the impact of this ASU on our consolidated financial statements.

3.    Inventories

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Raw materials	$44,990	$45,542
Work in process	32,960	29,436
Finished goods	79,814	69,802
Total inventories	$157,764	$144,780

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and were $0.7 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $25.3 million at September 30, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

4.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $415.1 million at September 30, 2014, and $408.5 million at December 31, 2013. The December 31, 2013, amount has been adjusted to appropriately reflect all balances that are classified as held-for-sale as of September 30, 2014. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $7.9 million at September 30, 2014, and $6.6 million at September 30, 2013.

During the first quarter of 2013, we sold assets related to our solar pastes product line. The consideration for the assets sold was $10.9 million, and resulted in a gain on the transaction of $9.0 million which is included within miscellaneous (income) expense, net  within the condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

During the second quarter of 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil for gains of $1.2 million and $0.4 million, respectively.  The gains on sale were offset by losses associated with the write-off of tenant improvements and the loss on sale of our corporate related real estate of $1.3 million and $3.5 million, respectively.  The net loss of $3.3 million related to these transactions is recorded in miscellaneous (income) expense, net within our condensed consolidated statements of operations for the nine months ended September 30, 2014.

As further discussed in Note 12 - Discontinued Operations, during the second quarter of 2014, the assets located at our Antwerp, Belgium manufacturing facility were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment.   As such, these assets were tested for impairment comparing the fair value of the assets less costs to sell to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell is less than the carrying value.  As a result of the analysis, assets held-for-sale with a carrying value of $61.5 million were written down to $47.1 million.  During the third quarter of 2014, we recorded an impairment charge of approximately $7.2 million, which represents the additional capital expenditures during the quarter related to the construction of the facility.  The additional reduction in fair value from $47.1 million in the prior period to $38.3 million at September 30, 2014 is attributable to the change in operational working capital during the period. The impairment charges of $7.2 million and $21.6 million are included in income from discontinued operations, net of taxes in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

The following table presents information about the Company's impairment charges on assets that were measured on a fair value basis for the nine months ended September 30, 2014 and for the year ended December 31, 2013.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
September 30, 2014
Assets held for sale	$—	$—	$38,302	$38,302	$(21,566)
December 31, 2013					—
Assets held for use	$—	$—	$13,000	$13,000	$(7,484)

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

The following table provides quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation Technique	Unobservable input	Range
September 30, 2014
Impairment of assets held for sale	$38,302	Discounted Cash Flow	Discount Rate	15% - 20%
		Market Comparable	Market Comparable Values	N/A
December 31, 2013
Impairment of assets held for use	$13,000	Income Capitalization	Market Capitalization Rate	10%
		Market Comparable (A)	Market Comparable Values	N/A

(A)

Fair value measurements based on adjusted market prices were developed by a third-party source using comparable sales values adjusted for the date of sale, age, condition, size, location, physical characteristics and circumstances influencing the sale, subject to the Company's corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by this third party to determine the estimated fair value.

5.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Loans payable	$4,221	$2,561
Domestic accounts receivable asset securitization program	—	41,000
Current portion of long-term debt	4,181	1,168
Loans payable and current portion of long-term debt	$8,402	$44,729

Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
7.875% Senior Notes	$—	$250,000
Revolving credit facility	—	9,204
Term loan facility	300,000	—
Capital lease obligations	4,453	5,816
Other notes	500	3,617
Total long-term debt	304,953	268,637
Current portion of long-term debt	(4,181)	(1,168)
Long-term debt, less current portion	$300,772	$267,469

Receivable Sales Programs

We had an asset securitization program for Ferro’s U.S. trade accounts receivable where we sold undivided variable percentage interests in our domestic receivables to various purchasers, and could obtain up to $50 million in the form of cash or letters of credit. Advances received under this program were accounted for as borrowings secured by the receivables and are included in net cash provided by financing activities. The purchasers had no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor.  In May 2014, the program expired and amounts outstanding were repaid at that time.

In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. During the fourth quarter of 2013, the international factoring programs expired and were not renewed.

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. The New Credit Facility replaces the prior $250 million revolving credit facility (described below) and provided funding to repurchase the 7.875% Senior Notes (described below). Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the New Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of most of the Company’s U.S. subsidiaries and 65% of most of the stock of the Company’s first tier foreign subsidiaries.

Interest Rate – Term Loan:  The interest rates applicable to the term loans will be, at the Company’s option, equal to either a base rate or a London Interbank Offered Rate (“LIBOR”) rate plus, in both cases, an applicable margin.

•	The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) PNC’s prime rate or (iii) the daily LIBOR rate plus 1.00%.
•	The applicable margin for base rate loans is 2.25%.
•	The LIBOR rate will be set as quoted by Bloomberg and shall not be less than 0.75%.
•	The applicable margin for LIBOR rate loans is 3.25%.
•

For LIBOR rate loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At September 30, 2014, the Company had borrowed $300 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

Interest Rate – Revolving Credit Line:  The interest rates applicable to loans under the revolving credit line will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus an applicable variable margin.  The variable margin will be based on the ratio of (a) the Company’s total consolidated debt outstanding at such time to (b) the Company’s consolidated EBITDA computed for the period of four consecutive fiscal quarters most recently ended.

•	The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) PNC’s prime rate or (iii) the daily LIBOR rate plus 1.00%.
•	The applicable margin for base rate loans will vary between 1.50% and 2.00%.
•	The LIBOR rate will be set as quoted by Bloomberg for U.S. Dollars.
•	The applicable margin for LIBOR Rate Loans will vary between 2.50% and 3.00%.
•

For LIBOR rate loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At September 30, 2014, there were no borrowings under the revolving credit line. After reductions for outstanding letters of credit secured by these facilities, we had $194.7 million of additional borrowings available at September 30, 2014.

The New Credit Facility contains customary restrictive covenants including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions and limitations on certain types of investments.  The New Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company.

    Specific to the revolving credit facility, the Company is subject to financial covenants regarding the Company’s outstanding net indebtedness and interest coverage ratios.

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At September 30, 2014, we were in compliance with the covenants of the New Credit Facility.

7.875% Senior Notes

In 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at par and bore interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year.  In July 2014, the Company commenced a tender offer for any and all of its outstanding Senior Notes at a price of $1,043 per $1,000 principal amount of Senior Notes.  Approximately $143 million of the Senior Notes were purchased through the tender offer and the remaining $107 million were redeemed in the third quarter of 2014, at prices ranging from 100% to 103.938% of the principal amount, in accordance with the debt agreement.  The redemption utilized proceeds from our new credit facility, as discussed above, and the proceeds from the sale of the Specialty Plastics business, as discussed in Note 4.

In conjunction with the redemption of the Senior Notes, we recorded a charge of $13.5 million, which is comprised of a repurchase premium of $10.5 million and the write-off of unamortized issuance costs of $3.0 million. This charge is included within loss on extinguishment of debt in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”), which was amended in March of 2013  (the "2013 Amended Credit Facility") to provide additional operating flexibility.   In August 2014, the 2013 Amended Credit Facility was terminated and repaid, using proceeds from the new credit facility, as discussed above. In conjunction with the termination, the Company recorded a charge of $0.9 million related to the write-off of unamortized issuance costs, which is included within loss on extinguishment of debt in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014,  respectively.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $12.6 million and $17.1 million at September 30, 2014 and December 31, 2013, respectively. The unused portions of these lines provided additional liquidity of $10.6 million at September 30, 2014, and $10.1 million at December 31, 2013.

6.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$95,286	$95,286	$95,286	$—	$—
Loans payable	(4,221)	(4,221)	—	(4,221)	—
Term loan facility	(300,000)	(303,504)	—	(303,504)	—
Other long-term notes payable	(4,681)	(3,867)	—	(3,867)	—
Foreign currency forward contracts, net	7,808	7,808	—	7,808	—

	December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$28,328	$28,328	$28,328	$—	$—
Loans payable	(43,561)	(43,561)	—	(43,561)	—
7.875% Senior Notes	(250,000)	(266,250)	(266,250)	—	—
Revolving credit facility	(9,204)	(9,496)	—	(9,496)	—
Other long-term notes payable	(3,617)	(2,988)	—	(2,988)	—
Foreign currency forward contracts, net	(2,255)	(2,255)	—	(2,255)	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  The fair values of the revolving credit facility and the term loan facility are based on the present value of expected future cash flows and interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's non-performance risk.

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as foreign currency (gains) losses, net in the condensed consolidated statements of operations. We recognized net foreign currency gains of $0.3 million and net foreign currency losses of $1.0 million in the three and nine months ended September 30, 2014, respectively, which are primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We recognized net gains of $8.7 million and net gains of $11.0 million in the three and nine months ended September 30, 2014, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $259.5 million at September 30, 2014, and $244.9 million at December 31, 2013.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings
	Three Months Ended
	September 30,
	2014	2013	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$8,660	$(2,652)	Foreign currency (gains) losses, net

The following table presents the effect on our condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings
	Nine Months Ended
	September 30,
	2014	2013	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$10,967	$(6,652)	Foreign currency (gains) losses, net

The following table presents the fair values on our condensed consolidated balance sheets of foreign currency forward contracts:

	September 30,	December 31,
	2014	2013	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$8,050	$186	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(242)	$(2,441)	Accrued expenses and other current liabilities

7.    Income Taxes

  During the first nine months of 2014, income tax expense related to continuing operations was $12.3 million, compared with $3.6 million in the prior-year same period.  The 2014 and 2013 year-to-date income tax expense related to continuing operations compared to pre-tax income from continuing operations was not significantly different than that which would have resulted from applying the Company’s statutory income tax rate.

8.    Contingent Liabilities

We have recorded environmental liabilities of $9.4 million at September 30, 2014, and $9.7 million at December 31, 2013, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at September 30, 2014, and December 31, 2013, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in the fourth quarter of 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a $6.8 million liability as of September 30, 2014, and December 31, 2013.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

9.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2014 and 2013, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$5	$4	$443	$519	$—	$—
Interest cost	4,924	4,485	1,259	1,224	301	285
Expected return on plan assets	(7,034)	(6,181)	(776)	(742)	—	—
Amortization of prior service cost (credit)	3	3	15	7	(26)	(29)
Net periodic benefit (credit) cost	$(2,102)	$(1,689)	$941	$1,008	$275	$256

Net periodic benefit (credit) cost for the nine months ended Balance at September 30, 2014 and 2013, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$14	$12	$1,354	$1,577	$—	$—
Interest cost	14,772	13,455	3,874	3,672	902	855
Expected return on plan assets	(21,101)	(18,543)	(2,382)	(2,229)	—	—
Amortization of prior service cost (credit)	9	9	46	21	(79)	(87)
Net periodic benefit (credit) cost	$(6,306)	$(5,067)	$2,892	$3,041	$823	$768

Net periodic benefit (credit) for our U.S. pension plans for the nine months ended September 30, 2014, increased from the effects of larger plan asset balances resulting in increased expected returns partially offset by the effect of a higher discount rate. Net periodic benefit cost for our non-U.S. pension plans and postretirement health care and life insurance benefit plans did not change significantly compared with the prior year. During the first nine months of 2014, we made contributions to our U.S. pension plans of $22 million, resulting in the improvement of the plans' funded status compared with December 31, 2013.

10.    Stock-Based Compensation

On May 22, 2013, our shareholders approved the 2013 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2013, subject to shareholder approval. The Plan's purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors, to achieve the Company’s short- and long-range performance goals and objectives, thereby aligning their interests with those of its shareholders. The Plan reserves 4,400,000 shares of common stock to be issued for grants of several different types of long-term incentives, including stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights. No future grants may be made under the previous incentive plans. However, any outstanding awards or grants made under the previous incentive plans will remain until terminated in accordance with their terms.

During the first nine months of 2014, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.1 million restricted stock units under the Plan.  Additionally, during the second quarter of 2014, outside directors were issued 0.1 million deferred stock units at a fair value of $13.31, the closing market price of our common stock on the date of the grant, which was expensed immediately due to terms of the agreement.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2014:

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

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the nine months ended September 30, 2014, was $13.17.

We recognized stock-based compensation expense of $8.7 million for the nine months ended September 30, 2014, and $4.4 million for the nine months ended September 30, 2013. At September 30, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $4.6 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2017.

11.    Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company - (1) business realignment, (2) operational efficiency and (3) corporate and back office functions.  Business realignment was targeted at right-sizing our commercial management organizations globally.  The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain.  The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The cumulative charges incurred to date associated with these programs are $39.9 million. Total costs related to the program expected to be incurred are approximately $42.9 million. Total restructuring charges were $1.5 million and $7.8 million for the three and nine months ended September 30, 2014, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2013	$6,999	$4,579	$—	$11,578
Restructuring charges	2,467	5,362	—	7,829
Cash payments	(8,818)	(8,429)	—	(17,247)
Non-cash items	(47)	(57)	—	(104)
Balances at September 30, 2014	$601	$1,455	$—	$2,056

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

12.    Discontinued Operations

During the first quarter of 2013, we completed the sale of the stock of our pharmaceuticals business, Ferro Pfanstiehl Laboratories, Inc. (“FPL”), which was previously reported within the Pharmaceuticals reportable segment.  Consideration was comprised of a $16.9 million cash payment, and the transaction also included an earn-out incentive of up to $8.0 million based on achieving certain earnings targets over a two-year period. In March 2013, prior to the sale, an impairment loss of $8.7 million associated with the long lived assets of FPL was recorded under ASC Topic 360 Property, Plant and Equipment. The write down was determined by estimating the fair value of the assets less cost to sell of $14.8 million using the market approach considering a bona fide purchase offer, a Level 3 measurement within the fair value hierarchy.  Ferro has classified FPL's operating results, net of tax, as discontinued operations in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2013.

During the second quarter of 2014, we entered into a definitive agreement to sell substantially all of the assets in our Specialty Plastics reportable segment to A. Schulman, Inc. and its wholly owned subsidiary, A. Schulman Castellon, S.L.U. (collectively "Schulman") for a cash purchase price of $91 million. The transaction closed on July 1, 2014 and resulted in net proceeds of $88.3 million after expenses, and a gain of approximately $54 million. Assets included in the transaction are Ferro's plastics manufacturing sites in Stryker, Ohio; Evansville and Plymouth, Indiana; Carpentersville, Illinois; and Castellon Spain.  We have classified the Specialty Plastics reportable segment assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets as of December 31, 2013 and have classified the operating results, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

During the second quarter of 2014, we commenced a process to market for sale all of the assets within our Polymer Additives reportable segment.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, have been met.  As such, we have classified these assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) the Antwerp, Belgium manufacturing assets ("Antwerp") and (2) the remainder of the Polymer Additives reportable segment ("PAD") collectively ("Polymer Additives reportable segment").  As the disposal groups have met the criteria to be recorded as held-for-sale, they are required to be recorded at the lesser of carrying value, or fair value less costs to sell.   As the estimated fair value of PAD less costs to sell exceeds the carrying value of this disposal group, a gain is expected to be recognized in the period the sale is completed, therefore, no adjustments have been made to its carrying value.  As discussed in Note 4 - Property, Plant and Equipment, the Antwerp assets, which had a carrying value of $61.5 million, were written down to $47.1 million and a $14.4 million impairment charge was recorded in the second quarter of 2014.  An additional impairment charge of $7.2 million was recorded during the third quarter of 2014 related to additional construction costs incurred during the period.  These impairment charges of $7.2 million and $21.6 million have been recorded in income from discontinued operations, net of tax for the three and nine months ended September 30, 2014, respectively.

The table below summarizes results for the FPL, Specialty Plastics and the Polymer Additives reportable segments for the three and nine months ended September 30, 2014 and 2013, which are reflected in our condensed consolidated statements of operations as discontinued operations.   Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net sales	$65,948	$110,020	$288,422	$353,136
Cost of sales	56,259	97,876	245,059	310,967
Gross profit	9,689	12,144	43,363	42,169
Selling, general and administrative expenses	1,851	6,489	14,496	20,696
Restructuring and impairment charges	7,210	272	21,574	9,334
Interest expense	921	1,727	3,827	6,280
Gain on sale of business, net	(53,826)	—	(53,826)	—
Miscellaneous expense, net	190	264	326	613
Income from discontinued operations before income taxes	53,343	3,392	56,966	5,246
Income tax expense	3,219	162	3,778	466
Income from discontinued operations, net of taxes	$50,124	$3,230	$53,188	$4,780

The following table summarizes the assets and liabilities which are classified as held-for-sale at September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Accounts receivable, net	$32,341	$49,647
Inventories	48,566	45,436
Other current assets	5,573	6,232
Current assets held-for-sale	86,480	101,315
Property, plant and equipment, net	54,116	71,849
Other non-current assets	414	253
Total assets held-for-sale	141,010	173,417
Accounts payable	25,353	33,235
Accrued expenses and other current liabilities	4,950	6,780
Current liabilities held-for-sale	30,303	40,015
Other non-current liabilities	2,863	2,893
Total liabilities held-for-sale	$33,166	$42,908

13.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$47,465	$12,652	$74,629	$11,405
Adjustment for income from discontinued operations	(50,124)	(3,230)	(53,188)	(4,780)
Total	$(2,659)	$9,422	$21,441	$6,625
Weighted-average common shares outstanding	86,979	86,426	86,898	86,464
Basic (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.03)	$0.11	$0.25	$0.08
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$47,465	$12,652	$74,629	$11,405
Adjustment for income from discontinued operations	(50,124)	(3,230)	(53,188)	(4,780)
Total	$(2,659)	$9,422	$21,441	$6,625
Weighted-average common shares outstanding	86,979	86,426	86,898	86,464
Assumed exercise of stock options	—	200	535	112
Assumed satisfaction of deferred stock unit conditions	—	77	30	63
Assumed satisfaction of restricted stock unit conditions	—	120	233	84
Assumed satisfaction of performance stock unit conditions	—	375	632	247
Assumed satisfaction of restricted share conditions	—	52	10	63
Weighted-average diluted shares outstanding	86,979	87,250	88,338	87,033
Diluted (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.03)	$0.11	$0.24	$0.08

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 3.8 million and 2.5 million for the three and nine months ended September 30, 2014, respectively, and 2.0 million and 2.4 million for the three and nine months ended September 30, 2013, respectively.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended September 30, 2014
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$1,892	$6,638	$(70)	$8,460
Other comprehensive loss before reclassifications	—	(12,309)	—	(12,309)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	—	—	(44)
Net current period other comprehensive loss	(44)	(12,309)	—	(12,353)
Ending accumulated other comprehensive income (loss)	$1,848	$(5,671)	$(70)	$(3,893)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Nine Months Ended September 30, 2014
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Beginning accumulated other comprehensive income (loss)	$1,942	$6,621	$(70)	$8,493
Other comprehensive loss before reclassifications	—	(12,292)	—	(12,292)
Amounts reclassified from accumulated other comprehensive income (loss)	(94)	—	—	(94)
Net current period other comprehensive loss	(94)	(12,292)	—	(12,386)
Ending accumulated other comprehensive income (loss)	$1,848	$(5,671)	$(70)	$(3,893)

15.    Reporting for Segments

As discussed in Note 12, substantially all of the assets and liabilities of the Polymer Additives reportable segments were classified as held-for-sale at September 30, 2014, with their operations included in discontinued operations on the condensed consolidated statements of operations.  Additionally, substantially all of the assets of the Specialty Plastics reportable segment were sold on July 1, 2014. The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, and Venezuela, are reflected within our Pigments, Powders and Oxides and Performance Coatings reportable segments, respectively.  All periods presented reflect these changes to the composition of our reportable segments.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Performance Coatings	$144,900	$154,238	$446,928	$451,915
Performance Colors and Glass	102,727	94,059	312,126	298,633
Pigments, Powders and Oxides	28,127	49,786	91,644	162,190
Total net sales	$275,754	$298,083	$850,698	$912,738

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Performance Coatings	$31,198	$36,826	$102,437	$101,260
Performance Colors and Glass	33,945	28,713	103,669	87,203
Pigments, Powders and Oxides	8,285	8,962	22,948	27,450
Other cost of sales	(624)	(2,398)	(2,843)	(4,915)
Total gross profit	72,804	72,103	226,211	210,998
Selling, general and administrative expenses	51,716	52,589	152,345	165,471
Restructuring and impairment charges	1,521	3,562	7,829	26,086
Other expense, net	17,454	5,826	32,200	9,080
Income before income taxes	$2,113	$10,126	$33,837	$10,361

16.    Acquisitions

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million, which is recorded in amortizable intangible assets, net on the condensed consolidated balance sheets.

On September 21, 2014,  Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, signed a definitive agreement to acquire 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for EURO €83 million in cash. At September 30, 2014 the purchase price is approximately $104.8 million based on current exchange rates. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products (principally ceramic glazes, frits, inks and screen printing bases) to its customers for the production of ceramic tiles, with some diversification in the glass sector.  Vetriceramici currently has  manufacturing facilities in Italy and Mexico, a mixing plant in Poland and research and development and sales offices in Italy and Turkey.  The Company expects to achieve synergies and cost reductions by eliminating redundant processes and facilities.  The transaction is expected to close in the fourth quarter of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended September 30, 2014, net sales were down $22.3 million, or 7.5%, compared with the prior-year same period. Of the decline, $20.3 million, or 91%, was the impact of selling our North American and Asian metal powders business in the fourth quarter of 2013 and the exit of solar pastes, comprised of a $8.5 million decline in net sales excluding precious metals, and a $11.7 million decline in sales of precious metals. In addition to the decline attributable to the sold business, net sales decreased in Performance Coatings and Pigments, Powders and Oxides, partially mitigated by an increase of $8.7 million in Performance Colors and Glass. The $8.7 million increase in Performance Colors and Glass was driven by higher sales volumes and product pricing, which were partially offset by unfavorable mix.  Performance Coatings net sales decreased by $9.4 million compared with the prior-year same period, which was driven by lower product pricing, partially off-set by higher sales volumes and favorable foreign currency impacts.  Pigments, Powders and Oxides net sales decreased by $1.4 million, after the impact of sold and exited businesses, compared with the prior-year same period with the main driver being lower sales volumes, which was partially mitigated by favorable mix.  Despite the $22.3 million decline in net sales, gross profit remained relatively flat compared with the prior-year same period.  While gross profit remained relatively flat, as a percentage of net sales excluding precious metals, it increased approximately 150 basis points to 27.5%.

For the three months ended September 30, 2014, selling, general and administrative (“SG&A”) expenses were down $0.9 million, or 1.7%, compared with the prior-year same period, primarily driven by our cost reduction initiatives.

For the three months ended September 30, 2014, net income was $47.6 million, compared with net income of $13.0 million in 2013, and net income attributable to common shareholders was $47.5 million, compared with a net income attributable to common shareholders of $12.7 million in 2013.  Loss from continuing operations was $2.6 million in the three months ended September 30, 2014, compared with income from continuing operations of $9.8 million in 2013. The loss from continuing operations in the third quarter of 2014 was driven by the loss on extinguishment of debt of $14.4 million.  Our total gross profit for the third quarter of 2014 was $72.8 million, compared with $72.1 million in 2013.

Third Quarter 2014 Transactional Activity

Disposition of the Specialty Plastics Business

As discussed in Note 12, in July 2014 we completed the sale of substantially all of the assets in our Specialty Plastics business to A. Schulman, Inc. for $91 million in cash.  The sale resulted in a gain of approximately $54 million and net cash proceeds of $88 million.  Cash proceeds to pay down the 7.785% Senior Notes, as discussed below. This disposition was part of our value creation strategy, as we turn our focus to our core functional coatings and color businesses.

Acquisition of Turkey Assets

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million. Our porcelain enamel sales to this entity in 2013 were approximately $6.0 million, and we expect this acquisition will generate approximately $1.5 million of incremental sales and gross profit. This action was an initial step to strengthen sales in growing geographic markets, such as Turkey.

7.875% Senior Note Tender Offer

As discussed in Note 5, we completed a tender offer for our Senior Notes resulting in the purchase of $143 million of notes, with the remaining outstanding notes of $107 million being redeemed during the third quarter of 2014.

Senior Secured Credit Facilities

As discussed in Note 5, on July 31, 2014, the Company entered into the Credit Agreement (the “Financing Agreement”) with PNC Bank, National Association (“PNC”), as the Administrative Agent, the Collateral Agent and an Issuer, JPMorgan Chase Bank, N.A., as the Syndication Agent and an Issuer, the other agents party thereto and various financial institutions as lenders (the “Lenders”). The Financing Agreement refinances and replaces the 2013 Amended Credit Facility.

The Financing Agreement consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. Up to $100 million of the revolving line of credit under the Financing Agreement will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros. Under the terms of the Financing Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving line of credit or term loans in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

The refinancing of the 7.875% Senior Notes and the 2013 Amended Credit Facility will reduce interest expense and further enhance strategic flexibility.

Acquisition of Vetriceramici S.p.A

On September 21, 2014, Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, signed a definitive agreement to acquire 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for EURO €83 million in cash. At September 30, 2014 the purchase price is approximately $104.8 million based on current exchange rates. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products (principally ceramic glazes, frits, inks and screen printing bases) to its customers for the production of ceramic tiles, with some diversification in the glass sector.  Vetriceramici currently has operations  manufacturing facilities in Italy and Mexico, a mixing plant in Poland and research and development and sales offices in Italy and Turkey.

Vetriceramici is a leading global supplier of specialty products that enhance the appearance and improve the durability of high-end ceramic tile. Its product line includes high-value, specialty frits and grits (finely-milled frits), glazes, digital inks, and other specialized tile coatings. Additionally, Vetriceramici has developed high-value forehearth color solutions that deliver greater production flexibility, lower manufacturing costs and improved inventory management to customers. The acquisition is expected to improve our growth opportunities by enhancing our product portfolio and improving our position in important growth markets, including the United States, Mexico, Turkey, and Eastern Europe. We expect to achieve favorable synergies and cost reductions.  The transaction is expected to close in the fourth quarter of 2014.

Outlook

For the remainder of 2014, excluding revenue attributable to the Specialty Plastics and Polymer Additives reportable segments, which have both been presented as discontinued operations, and businesses and product lines that were divested in 2013, we expect revenue growth to be approximately flat as compared to the prior year same period.  This forecast does not include the revenues of the acquisition of Vetriceramici, which is expected to close during the fourth quarter. We continue to expect the related average gross profit margin to be in the range of 27.0% to 27.5% for the second half of 2014. The improvement in profitability from 2013 is expected to be driven by realization of savings resulting from our restructuring activities, as well as continued efficiency improvements in our manufacturing processes and improved business mix. We anticipate these benefits will more than offset the competitive pressures that we continue to face.

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

Results of Operations - Consolidated

Comparison of the three months ended September 30, 2014 and 2013

For the three months ended September 30, 2014, loss from continuing operations was $2.6 million, compared with $9.8 million income from continuing operations for the three months ended September 30, 2013.  Net income was $47.6 million, compared with net income of $13.0 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, net income attributable to common shareholders was $47.5 million, or $0.55 earnings per share, compared with net income attributable to common shareholders of $12.7 million, or $0.15 earnings per share, for the three months ended September 30, 2013.

Net Sales

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$264,624	$277,004	$(12,380)	(4.5)%
Sales of precious metals	11,130	21,079	(9,949)	(47.2)%
Net sales	275,754	298,083	(22,329)	(7.5)%
Cost of sales	202,950	225,980	(23,030)	(10.2)%
Gross profit	$72,804	$72,103	$701	1.0%
Gross profit as a % of net sales excluding precious metals	27.5%	26.0%

Net sales decreased by  $22.3 million, or 7.5%,  in the three months ended September 30, 2014,  as compared with the prior-year same period.  Net sales excluding precious metals decreased $12.4 million compared with the prior-year same period, primarily driven by the sale of our North American and Asian metal powders business in 2013 and the exited solar pastes business, which contributed $8.5 million in net sales excluding precious metals that did not recur in the current year.  In our other segments, lower sales in Performance Coatings and in Pigments, Powders and Oxides of $9.4 million and $1.4 million, respectively, were partially mitigated by higher sales in Performance Colors and Glass of $6.9 million. The decline in sales of precious metals was driven by the sale of our North American and Asian metal powders business and exited solar pastes business, which contributed $11.7 million in precious metals sales that did not recur in the current year. The decline was partially mitigated by higher sales of precious metals in Performance Colors and Glass of $1.8 million, compared with the prior-year same period.

Gross Profit

Gross profit increased $0.7 million, or 1.0%, in the three months ended September 30, 2014, compared to the prior-year same period, and as a percentage of net sales excluding precious metals, it increased 150 basis points to 27.5%.  The primary drivers of the change in gross profit were favorable sales volumes and mix, higher pricing and favorable manufacturing costs in Performance Colors and Glass of approximately $4.9 million, $0.5 million and $2.2 million, respectively; favorable manufacturing and raw material costs in Performance Coatings of approximately $4.4 million and $2.3 million, respectively; and lower manufacturing and raw material costs costs in Pigments, Powders and Oxides of $1.6 million and $0.9 million, respectively. Partially mitigating the declines were continued unfavorable product pricing in Performance Coatings of $13.1 million, higher raw material costs in Performance Colors and Glass of $2.4 million and unfavorable sales volumes and mix in Pigments, Powders and Oxides.

Geographic Revenues

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$117,965	$119,873	$(1,908)	(1.6)%
United States	61,658	66,725	(5,067)	(7.6)%
Asia Pacific	45,960	48,580	(2,620)	(5.4)%
Latin America	39,041	41,826	(2,785)	(6.7)%
Total net sales excluding precious metals	$264,624	$277,004	$(12,380)	(4.5)%
Sale of precious metals	11,130	21,079	(9,949)	(47.2)%
Net sales	$275,754	$298,083	$(22,329)	(7.5)%

The decline in net sales excluding precious metals of $12.4 million, compared with the prior-year same period, was driven by declines in all regions.  The decline in sales in the United States and Asia Pacific was primarily driven by the sale of our North American and Asian metal powders and exited solar pastes businesses, which resulted in a decrease of $6.4 million and $2.1 million respectively, in addition to lower sales in Asia Pacific Performance Coatings of $2.6 million, partially mitigated by higher United States sales within Performance Colors and Glass of $2.4 million. The decline in Europe compared to the prior-year same period was attributable to lower product pricing in Performance Coatings.  The decline in Latin America was due to lower product pricing and unfavorable mix in Performance Coatings, partially offset by higher sales volumes in Performance Colors and Glass.

The follow table presents our sales on the basis of where the sold product was shipped to, as compared to the table above that shows sales on the basis of where the sale originated.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a ship to basis
Europe	$116,077	$122,980	$(6,903)	(5.6)%
Latin America	55,574	56,590	(1,016)	(1.8)%
United States	48,141	49,296	(1,155)	(2.3)%
Asia Pacific	44,832	48,138	(3,306)	(6.9)%
Total net sales excluding precious metals	$264,624	$277,004	$(12,380)	(4.5)%
Sale of precious metals	11,130	21,079	(9,949)	(47.2)%
Net sales	$275,754	$298,083	$(22,329)	(7.5)%

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$33,529	$34,963	$(1,434)	(4.1)%
Corporate	18,187	17,626	561	3.2%
Selling, general and administrative expenses	$51,716	$52,589	$(873)	(1.7)%

The following table includes SG&A components with significant changes between 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$27,842	$29,463	$(1,621)	(5.5)%
Incentive compensation	3,995	6,966	(2,971)	(42.7)%
Stock-based compensation	1,809	1,745	64	3.7%
Pension and other postretirement benefits	(886)	(425)	(461)	108.5%
Bad debt	362	(89)	451	(506.7)%
All other expenses	18,594	14,929	3,665	24.5%
Selling, general and administrative expenses	$51,716	$52,589	$(873)	(1.7)%

SG&A expenses were $0.9 million lower in the three months ended September 30, 2014, compared with the prior-year same period. As a percentage of net sales excluding precious metals, SG&A expenses increased to 19.5%. Significant drivers of the reduction in SG&A expenses were the various restructuring activities executed in 2013 that drove the decrease in personnel expenses and lower incentive compensation that is based on certain performance metrics. Increases in other expenses were attributable to higher professional services fees in the current period.

Restructuring and Impairment Charges

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Employee severance	$215	$206	$9	4.4%
Other restructuring costs	1,306	3,356	(2,050)	(61.1)%
Restructuring and impairment charges	$1,521	$3,562	$(2,041)	(57.3)%

Restructuring and impairment charges decreased in the third quarter of 2014 compared with the prior-year same period. Many of our restructuring activities commenced during the first half of 2013, and we had fewer restructuring activities during the third quarter of 2014 as compared with the third quarter of 2013.

Interest Expense

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,840	$4,865	$(1,025)	(21.1)%
Amortization of bank fees	339	393	(54)	(13.7)%
Interest capitalization	(544)	(219)	(325)	148.4%
Interest expense	$3,635	$5,039	$(1,404)	(27.9)%

Interest expense in the third quarter of 2014 decreased $1.4 million compared with the prior-year same period due to the retirement of the 7.875% Senior Notes and the refinancing of the 2013 Amended Revolving Credit Facility, and increased interest capitalization related to the addition of manufacturing capacity at our Antwerp plant.

Income Tax Expense

During the third quarter of 2014, income tax expense was $4.7 million, compared with income tax expense of $0.3 million in the prior-year same period.  Income tax expense related to continuing operations for the third quarter of 2014, as a percentage of pre-tax income from continuing operations, is higher than the Company’s statutory tax rate due to the relative mix of income and losses across various tax jurisdictions and the timing of when that mix of income and loss occurs during the year.

Results of Operations - Segment Information

Comparison of the three months ended September 30, 2014 and 2013

Performance Coatings

	Three Months Ended				Change due to
	September 30,					Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$144,900	$154,238	$(9,338)	(6.1)%	$(12,925)	$3,404	$183	$—
Segment gross profit	31,198	36,826	(5,628)	(15.3)%	(13,145)	587	216	6,714
Gross profit as a % of segment net sales	21.5%	23.9%

       Net sales decreased in Performance Coatings compared with the prior-year same period driven by decreases of $2.8 million in digital inks, $2.5 million in porcelain enamels, $2.2 million in frits and glazes and $1.2 million in colors.  The change in net sales was driven by lower product pricing of $12.9 million, partially mitigated by higher sales volumes of $2.7 million and favorable mix of $0.7 million.  The decline in product pricing was significantly influenced by aggressive competitor pricing in the digital inks market and lower raw material costs.  Gross profit decreased $5.6 million from the prior-year same period, and was driven by lower product pricing.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$73,683	$76,125	$(2,442)	(3.2)%
Latin America	31,473	35,824	(4,351)	(12.1)%
Asia Pacific	26,768	29,319	(2,551)	(8.7)%
United States	12,976	12,970	6	0.0%
Total	$144,900	$154,238	$(9,338)	(6.1)%

The net sales decrease of $9.3 million was driven by Europe, Latin America and Asia Pacific, while the United States remained flat.  The decline in sales in Europe was primarily attributable to lower sales of our digital inks products.  The decline in sales in Latin America was driven by lower sales across all product lines, most significantly in frits and glazes and tile colors. The decline in sales in Asia Pacific is due to lower sales across all product lines due to competitive pressures, as well as the economic slowdown in Indonesia and China.

Performance Colors and Glass

	Three Months Ended				Change due to
	September 30,					Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$91,970	$85,077	$6,893	8.1%	$376	$6,594	$(77)	$—
Segment precious metal sales	10,757	8,982	1,775	19.8%
Segment net sales	102,727	94,059	8,668	9.2%
Segment gross profit	33,945	28,713	5,232	18.2%	470	4,857	—	(95)
Gross profit as a % of segment net sales	36.9%	33.7%

       Net sales excluding precious metals increased compared with the prior-year same period, with increases in our automotive, decorative and electronics products, while our industrial products remained relatively flat.  Net sales excluding precious metals were impacted by higher sales volumes of $7.3 million across all major product lines, unfavorable mix of $0.7 million and higher product pricing of $0.4 million. Gross profit increased from the prior-year same period primarily due to higher sales volumes of $4.9 million, favorable product pricing of $0.5 million, lower manufacturing costs of $2.2 million, which were partially offset by higher raw material costs of $2.4 million.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$38,826	$38,093	$733	1.9%
United States	29,868	27,475	2,393	8.7%
Asia Pacific	16,173	14,590	1,583	10.8%
Latin America	7,103	4,919	2,184	44.4%
Total	$91,970	$85,077	$6,893	8.1%

The net sales excluding precious metals increase of $6.9 million was driven by higher sales across all regions.  Europe increased slightly, while the increase in sales in the United States was primarily driven by higher sales of electronics products.  The increase in sales in Asia Pacific was primarily attributable to higher sales of automotive products,  while the increase in sales in Latin America was caused by higher sales of decoration for container glass.

Pigments, Powders and Oxides

	Three Months Ended				Change due to
	September 30,					Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$27,754	$37,689	$(9,935)	(26.4)%	$(788)	$(692)	$—	$(8,455)
Segment precious metal sales	373	12,097	$(11,724)	(96.9)%
Segment net sales	28,127	49,786	(21,659)	(43.5)%
Segment gross profit	8,285	8,962	(677)	(7.6)%	(800)	(1,936)	—	2,059
Gross profit as a % of segment net sales	29.85%	23.78%

       Net sales excluding precious metals decreased compared with the prior-year same period, primarily due to the sale of our North American and Asian metal powders business and exited solar pastes business, which comprised approximately $8.5 million of the decrease. The remainder of the decrease in net sales excluding precious metals of $1.4 million was driven by lower sales of our polishing materials, partially mitigated by increased sales of pigments. Lower product pricing of $0.8 million and unfavorable sales volumes of $3.5 million were the drivers of the sales decrease, which were partially mitigated by favorable mix of $2.8 million compared to the prior-year same period. The main driver of the decline of precious metals was mainly attributable to the sale of the metal powders business.  Gross profit decreased from the prior-year same period primarily due to lower sales volumes and unfavorable mix of $1.9 million, lower product pricing of $0.8 million, partially mitigated by lower raw material costs of $0.9 million and lower manufacturing costs of $1.6 million.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$18,814	$26,280	$(7,466)	(28.4)%
Europe	5,456	5,655	(199)	(3.5)%
Asia Pacific	3,019	4,671	(1,652)	(35.4)%
Latin America	465	1,083	(618)	(57.1)%
Total	$27,754	$37,689	$(9,935)	(26.4)%

The net sales excluding precious metals decrease of $9.9 million was primarily driven by the United States and Asia Pacific, resulting from the sale of our North American and Asian metal powders business and exiting solar pastes.

Comparison of the nine months ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, income from continuing operations was $21.5 million, compared with $6.8 million income from continuing operations for the nine months ended September 30, 2013.  Net income was $74.7 million, compared with net income of $11.6 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net income attributable to common shareholders was $74.6 million, or $0.86 earnings per share, compared with net income attributable to common shareholders of $11.4 million, or $0.14 earnings per share, for the nine months ended September 30, 2013.

Net Sales

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$813,742	$833,125	$(19,383)	(2.3)%
Sales of precious metals	36,956	79,613	(42,657)	(53.6)%
Net sales	850,698	912,738	(62,040)	(6.8)%
Cost of sales	624,487	701,740	(77,253)	(11.0)%
Gross profit	$226,211	$210,998	$15,213	7.2%
Gross profit as a % of net sales excluding precious metals	27.8%	25.3%

Net sales decreased by $62.0 million, or 6.8%, in the nine months ended September 30, 2014,  as compared with the prior-year same period. Net sales excluding precious metals decreased $19.4 million, and is largely the result of the sale of our North American and Asian metal powders business and the exit of solar pastes, which contributed $24.3 million of net sales excluding precious metals in the prior year that did not recur. Additionally, Performance Coatings and Pigments, Powders and Oxides had lower sales of $5.0 million and $6.0 million, respectively, which were partially mitigated by higher sales in Performance Colors and Glass of $15.9 million driven by higher sales volumes and favorable product pricing, partially offset by unfavorable mix.  The decrease in precious metal sales was fully attributable to the sale of our North American and Asian metal powders business and the exit of solar pastes.

Gross Profit

Gross profit increased $15.2 million, or 7.2%, in the nine months ended September 30, 2014, compared with the prior-year same period. The significant drivers of the higher gross profit was Performance Colors and Glass, which achieved gross profit that was $16.5 million higher than the prior-year same period resulting from higher sales volumes and favorable mix, favorable product pricing, and favorable manufacturing costs, and our Performance Coatings segment, which achieved gross profit that was $1.2 million higher than the prior-year same period. These increases were partially offset by lower gross profit in our Pigments, Powders and Oxides segment, driven by unfavorable sales volumes and mix, and the impact of sold businesses and assets.

Geographic Revenues

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$370,041	$368,820	$1,221	0.3%
United States	184,332	206,925	(22,593)	(10.9)%
Asia Pacific	137,467	137,587	(120)	(0.1)%
Latin America	121,902	119,793	2,109	1.8%
Total net sales excluding precious metals	$813,742	$833,125	$(19,383)	(2.3)%
Sale of precious metals	36,956	79,613	(42,657)	(53.6)%
Net sales	$850,698	$912,738	$(62,040)	(6.8)%

The decline of $19.4 million, compared with the prior-year same period, was primarily driven by the United States partially mitigated by an increase in Europe and Latin America. The decline in sales in the United States was largely the result of the sale of our North American and Asian metal powders business, which comprised the majority of the decrease. The higher sales in Europe and Latin America, compared to the prior-year same period, were driven by higher sales volumes within Performance Colors and Glass.  While Asia Pacific remained flat, compared to the prior-year same period, there was an increase in value added sales of  $3.9 million, which was fully offset by a decline in sales due to the sale of our North American and Asian metal powders business of $4.0 million.

The follow table presents our sales on the basis of where the sold product was shipped to, as compared to the table above that shows sales on the basis of where the sale originated.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a ship to basis
Europe	$364,945	$374,926	$(9,981)	(2.7)%
Latin America	161,361	164,473	(3,112)	(1.9)%
United States	146,623	154,927	(8,304)	(5.4)%
Asia Pacific	140,813	138,799	2,014	1.5%
Total net sales excluding precious metals	$813,742	$833,125	$(19,383)	(2.3)%
Sale of precious metals	36,956	79,613	(42,657)	(53.6)%
Net sales	$850,698	$912,738	$(62,040)	(6.8)%

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$102,616	$112,886	$(10,270)	(9.1)%
Corporate	49,729	52,585	(2,856)	(5.4)%
Selling, general and administrative expenses	$152,345	$165,471	$(13,126)	(7.9)%

The following table includes SG&A components with significant changes between 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$82,824	$91,263	$(8,439)	(9.2)%
Incentive compensation	9,209	13,752	(4,543)	(33.0)%
Stock-based compensation	7,714	4,393	3,321	75.6%
Pension and other postretirement benefits	(2,588)	(1,258)	(1,330)	105.7%
Bad debt	2,090	1,599	491	30.7%
All other expenses	53,096	55,722	(2,626)	(4.7)%
Selling, general and administrative expenses	$152,345	$165,471	$(13,126)	(7.9)%

________________________

SG&A expenses were $13.1 million lower in the nine months ended September 30, 2014, compared with the prior-year same period. As a percentage of net sales excluding precious metals, SG&A expenses decreased 120 basis points from 19.9% in the first nine months of 2013 to 18.7% in the first nine months of 2014. Significant drivers of the reduction in SG&A expenses were various restructuring activities executed in 2013 that decreased personnel expenses and lower incentive compensation that is based on certain performance metrics, partially offset by higher stock-based compensation expense due to higher grants to retirement-eligible employees that require accelerated expense recognition, and the impact of the improved stock price of our liability based awards.

Restructuring and Impairment Charges

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Employee severance	$2,467	$18,995	$(16,528)	(87.0)%
Other restructuring costs	5,362	7,091	(1,729)	(24.4)%
Restructuring and impairment charges	$7,829	$26,086	$(18,257)	(70.0)%

Restructuring and impairment charges decreased significantly compared with the prior-year same period. Many of our restructuring activities commenced during the first half of 2013, thereby driving the higher prior-year charges. We had fewer restructuring activities during the third quarter of 2014 as compared with the third quarter of 2013.

Interest Expense

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$13,084	$14,072	$(988)	(7.0)%
Amortization of bank fees	1,078	1,885	(807)	(42.8)%
Interest capitalization	(1,343)	(614)	(729)	118.7%
Interest expense	$12,819	$15,343	$(2,524)	(16.5)%

Interest expense in the first nine months of 2014 decreased $2.5 million compared with the prior-year same period. Interest expense was lower in the first nine months of 2014 due to the write-off of deferred financing fees that resulted from amending our revolving credit facility. Additionally, interest expense decreased due to the retirement of the 7.875% Senior Notes, refinancing of the 2013 Amended Credit Facility, and additional interest capitalization related to construction activity at our Antwerp facility.

Income Tax Expense

During the first nine months of 2014, income tax expense relating to continuing operations was $12.3 million, compared with $3.6 million in the prior-year same period. The 2014 and 2013 year-to-date income tax expense related to continuing operations compared to pre-tax income from continuing operations was not significantly different than that which would have resulted from applying the Company’s statutory income tax rate.

Results of Operations - Segment Information

Comparison of the nine months ended September 30, 2014 and 2013

Performance Coatings

	Nine Months Ended				Change due to
	September 30,					Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$446,928	$451,915	$(4,987)	(1.1)%	$(33,425)	$22,655	$5,783	$—
Segment gross profit	102,437	101,260	1,177	1.2%	(33,845)	4,487	1,516	29,019
Gross profit as a % of segment net sales	22.9%	22.4%

       Net sales decreased in Performance Coatings compared with the prior-year same period due to lower sales of our tile frits and glazes, colors and other tile product lines of $1.0 million, $4.4 million and $1.6 million, respectively. Additionally, lower sales of porcelain enamels of approximately $3.2 million contributed to the decline. Partially mitigating the lower sales were in these product lines were higher sales in our digital inks product line, which increased $5.8 million compared to the prior year same period.  Sales were impacted by higher sales volumes of $16.7 million, favorable mix of $5.9 million, lower product pricing of $33.4 million and favorable foreign currency impacts of $5.8 million. Our product pricing continues to be impacted by competitive pressures in our digital inks product line, which we expect to continue throughout the balance of 2014. Gross profit increased from the prior-year same period, and was driven by favorable sales volumes and mix of $4.5 million, lower product pricing impacts of $33.8 million, favorable raw material impacts of $12.2 million, lower manufacturing costs of $16.6 million and favorable foreign currency impacts of $1.5 million.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$227,157	$229,516	$(2,359)	(1.0)%
Latin America	99,185	100,807	(1,622)	(1.6)%
Asia Pacific	81,655	82,188	(533)	(0.6)%
United States	38,931	39,404	(473)	(1.2)%
Total	$446,928	$451,915	$(4,987)	(1.1)%

       The net sales decrease  of  $5.0 million compared with the prior-year same period reflected lower sales in all regions.  The decline in sales in Europe was attributable lower sales of our porcelain enamels and frits and glaze products. The decline in sales in Latin America, compared to the prior-year same period, was due to lower sales of our tile color and porcelain enamel products, partially mitigated by higher sales of frits and glaze and digital inks products.

Performance Colors and Glass

	Nine Months Ended				Change due to
	September 30,					Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$280,740	$264,822	$15,918	6.0%	$2,176	$11,719	$2,023	$—
Segment precious metal sales	31,386	33,811	(2,425)	(7.2)%
Segment net sales	312,126	298,633	13,493	4.5%
Segment gross profit	103,669	87,203	16,466	18.9%	2,270	12,557	900	739
Gross profit as a % of segment net sales	36.9%	32.9%

Net sales excluding precious metals increased compared with the prior-year same period, with increases of $6.2 million in automotive, $5.7 million in electronics and $3.8 million in decoration while the industrial product line remained relatively flat. Net sales excluding precious metals were impacted by higher sales volumes of $28.1 million, unfavorable mix of $16.4 million, higher product pricing of $2.3 million and favorable foreign currency impacts of $2.0 million. Gross profit increased from the prior-year same period, due to favorable sales volumes and mix of $12.6 million, higher product pricing impacts of $2.3 million, higher raw material impacts of $3.7 million, lower manufacturing costs of $4.5 million and favorable foreign currency impacts of $0.9 million.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$125,126	$122,675	$2,451	2.0%
United States	89,628	84,337	5,291	6.3%
Asia Pacific	44,849	42,610	2,239	5.3%
Latin America	21,137	15,200	5,937	39.1%
Total	$280,740	$264,822	$15,918	6.0%

The increase in net sales excluding precious metals of $15.9 million compared with the prior-year same period reflected higher sales in all regions across most of our product lines.

Pigments, Powders and Oxides

	Nine Months Ended				Change due to
	September 30,					Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$86,074	$116,388	$(30,314)	(26.0)%	$12	$(6,292)	$100	$(24,134)
Segment precious metal sales	5,570	45,802	$(40,232)	(87.8)%
Segment net sales	91,644	162,190	(70,546)	(43.5)%
Segment gross profit	22,948	27,450	(4,502)	(16.4)%	—	(6,636)	—	2,134
Gross profit as a % of segment net sales	26.66%	23.58%

       Net sales excluding precious metals decreased compared with the prior-year same period, primarily due to the sale of our North American and Asian metal powders business and exit of solar pastes, which comprised approximately $24.3 million of the decrease. The remainder of the decrease in net sales excluding precious metals of $6.2 million was primarily due to lower sales of our surface polishing materials compared with the prior-year same period. Gross profit decreased from the prior-year same period and was a result of exited and sold businesses, which contributed to $3.5 million of gross profit that did not recur in the current year and lower sales volumes and mix of $6.6 million, which were partially mitigated by favorable raw material impacts of $2.0 million and lower manufacturing costs of $3.8 million.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$55,773	$83,184	$(27,411)	(33.0)%
Europe	17,758	16,629	1,129	6.8%
Asia Pacific	10,963	12,789	(1,826)	(14.3)%
Latin America	1,580	3,786	(2,206)	(58.3)%
Total	$86,074	$116,388	$(30,314)	(26.0)%

       The decrease in net sales excluding precious metals of $30.3 million compared with the prior-year same period was due to lower sales in the United States, Latin America and Asia Pacific, which were partially mitigated by higher sales in Europe. The decline in sales in the United States and Asia Pacific was primarily driven by the sale of our North American and Asian metal powders business which contributed $24.3 million in the prior year that did not recur.  Also, contributing to the decline in the U.S. were lower sales of our polishing materials.  Partially mitigating the decline in Asia Pacific were higher sales of our pigments products.  Lower sales in Latin America were driven by our pigments products.

Summary of Cash Flows for the nine months ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,
	2014	2013	$ Change
	(Dollars in thousands)
Net cash provided by operating activities	$41,900	$3,003	$38,897
Net cash provided by investing activities	46,526	12,878	33,648
Net cash used for financing activities	(18,965)	(9,664)	(9,301)
Effect of exchange rate changes on cash and cash equivalents	(2,503)	60	(2,563)
Increase in cash and cash equivalents	$66,958	$6,277	$60,681

Details of net cash provided by operating activities were as follows:

	Nine Months Ended
	September 30,
	2014	2013	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$74,678	$11,582	$63,096
Gain on sale of assets and business	(50,128)	(10,686)	(39,442)
Depreciation and amortization	31,465	38,000	(6,535)
Restructuring and impairment charges	12,156	4,355	7,801
Loss on extinguishment of debt	14,352	—	14,352
Accounts receivable	3,195	(23,079)	26,274
Inventories	(26,003)	12,118	(38,121)
Accounts payable	13,234	(5,864)	19,098
Other changes in current assets and liabilities, net	(7,542)	(8,363)	821
Other adjustments, net	(23,507)	(15,060)	(8,447)
Net cash provided by operating activities	$41,900	$3,003	$38,897

Cash flows from operating activities. Cash flows from operating activities increased by $38.9 million in the first nine months of 2014 compared with the prior-year same period. The primary drivers of the increase were improved operating results and higher cash flow from working capital. Contributing to the change in cash flows from working capital was a significant increase in inventories at our Antwerp, Belgium facility, which built inventory by $15.2 million compared with the prior-year same period to facilitate product transition to dibenzoates.  Also contributing to the increase in cash flow from operating activities were lower restructuring payments compared to the prior-year same period of $5.1 million.

Cash flows from investing activities. Cash flows from investing activities increased $33.6 million in the first nine months of 2014 compared with the prior-year same period. The primary driver of the increase was the net proceeds from the sale of our Specialty Plastics business of $88.3 million received in the third quarter of 2014. The cash flow from this transaction and other smaller asset sales was $61.3 million higher than cash flows from divestitures in the first nine months of 2013, during which we divested our pharmaceuticals business and solar assets.  Partially offsetting the increased cash flow from the divestitures were higher capital expenditures of $19.8 million, totaling $41.0 million in the first nine months of 2014, compared with $21.2 million in the prior-year same period. The higher capital expenditures were costs incurred for the ongoing project at our Antwerp, Belgium facility and cash payments for the purchase of corporate assets of $9.2 million in the second quarter of 2014.  Additionally, we spent cash of $6.7 million during the third quarter of 2014 to acquire certain commercial assets of a reseller of our porcelain enamel products in Turkey.

Cash flows from financing activities. Cash flows from financing activities decreased $9.3 million in the first nine months of 2014 compared with the prior-year same period. As further discussed in Note 5, during the first nine months of 2014 we paid off our 7.875% Senior Notes and entered into a new credit facility, consisting of a $200 million secured revolving line of credit and a $300 million secured term loan.  Compared to the prior-year same period, net repayments of debt were $12.2 million, including the redemption premium on the 7.875% Senior Notes of $10.5 million, which was $3.2 million higher than net repayments of debt in the first nine months of 2013 of $9.0 million.  Additionally, during the third quarter of 2014 we paid $6.8 million in debt issuance costs related to the new credit facility entered into during the period.

Capital Resources and Liquidity

7.875% Senior Notes

In 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at par and bore interest at a rate of 7.875% per year, payable semiannually in arrears on February 15 and August 15 of each year and had a maturity date of August 15, 2018.

In July 2014, the Company commenced a tender offer for all of the Senior Notes at a price of $1,043.62 per $1,000.00 principal amount.  Approximately $143.0 million of the Senior Notes were purchased through the tender offer and the remaining $107.0 million were redeemed subsequent to August 15, 2014 at prices ranging from 100% to 103.938% of the principal amount, in accordance with their terms.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility, which was amended in March of 2013 (the "2013 Amended Credit Facility") to provide additional operating flexibility.   During August of 2014 the 2013 Amended Credit Facility was terminated and repaid in full.  In conjunction with the termination, the Company recorded a charge of approximately $0.9 million, which is included within loss on extinguishment of debt in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. The New Credit Facility replaces the prior $250 million revolving credit facility (described below) and provided funding to repurchase the 7.875% Senior Notes (described below). Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the New Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of most of the Company’s U.S. subsidiaries and 65% of most of the stock of the Company’s first tier foreign subsidiaries.

Interest Rate – Term Loan:  The interest rates applicable to the term loans will be, at the Company’s option, equal to either a base rate or a London Interbank Offered Rate (“LIBOR”) rate plus, in both cases, an applicable margin.

•	The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) PNC’s prime rate or (iii) the daily LIBOR rate plus 1.00%.
•	The applicable margin for base rate loans is 2.25%.
•	The LIBOR rate will be set as quoted by Bloomberg and shall not be less than 0.75%.
•	The applicable margin for LIBOR rate loans is 3.25%.
•

For LIBOR rate loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At September 30, 2014, the Company had borrowed $300 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

Interest Rate – Revolving Credit Line:  The interest rates applicable to loans under the revolving credit line will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus an applicable variable margin.  The variable margin will be based on the ratio of (a) the Company’s total consolidated debt outstanding at such time to (b) the Company’s consolidated EBITDA computed for the period of four consecutive fiscal quarters most recently ended.

•	The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) PNC’s prime rate or (iii) the daily LIBOR rate plus 1.00%.
•	The applicable margin for base rate loans will vary between 1.50% and 2.00%.
•	The LIBOR rate will be set as quoted by Bloomberg for U.S. Dollars.
•	The applicable margin for LIBOR Rate Loans will vary between 2.50% and 3.00%.
•

For LIBOR rate loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At September 30, 2014, there were no borrowings under the revolving credit facilities. After reductions for outstanding letters of credit secured by these facilities, we had $194.7 million of additional borrowings available at September 30, 2014.

The New Credit Facility contains customary restrictive covenants including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments.  The New Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company.

    Specific to the revolving credit facility, the Company is subject to financial covenants regarding the Company’s outstanding net indebtedness and interest coverage ratios.

Under the secured revolving credit facility, we are subject to certain financial covenants. The covenants include requirements for a leverage ratio and an interest coverage ratio as follows:

•

With respect to the Revolving Facility only, the Company will not permit the Total Net Debt Leverage Ratio as of the last day of any reference period after the closing date to be greater than 3.75:1.00. In the Total Net Debt Leverage Ratio, the numerator is total debt, which consists of borrowings, letters of credit, the principal amount outstanding on our term loan facility, capitalized lease obligations, and amounts outstanding on our domestic and international receivables sales programs less aggregated unrestricted cash, obligations guaranteed by the United States or a State thereof, certain commercial paper, certain short term certificates of deposit, other corporate debt obligations including, corporate bonds, medium term notes, Eurobonds, floating rate notes and auction rate securities, certain investments in money market funds and other investment approved by the board of directors and by the required lenders.   The denominator is the sum of earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), and adjusted for certain special charges over the last four fiscal quarters.

•

With respect to the Revolving Facility only, the Company will not permit the Interest Coverage Ratio as of the last day of any reference period after closing to be less than 3.00:1.00. In the interest coverage ratio, the numerator is EBITDA and the denominator is cash paid for interest expense and certain other financing expenses.

Our ability to meet these covenants is impacted by our EBITDA, our total debt, and our interest payments.  Our total debt is a result of cash flow items, including net income before amortization, depreciation, and other noncash charges; our cash payments for restructuring; our capital expenditures; requirements for deposits from participants in our precious metals consignment program; our customers’ ability to make payments for purchases and the timing of such payments; and our ability to manage inventory and other working capital items. Our interest payments are driven by our debt level, external fees, and interest rates, primarily the Prime rate and LIBOR. Our capital expenditures are driven by our desire to invest in growth opportunities, to maintain existing property, plant and equipment, and to meet environmental, health and safety requirements.

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At September 30, 2014, we were in compliance with the covenants of the New Credit Facility.

Receivable Sales Programs

We had an asset securitization program for Ferro’s U.S. trade accounts receivable where we sold undivided variable percentage interests in our domestic receivables to various purchasers, and could obtain up to in the form of cash or letters of credit. Advances received under this program were accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The purchasers had no recourse to Ferro’s other assets for failure of payment of the receivables as a result of the lack of creditworthiness, or financial inability to pay, of the related obligor.  The program expired in May 2014 in accordance with its terms and the outstanding debt was repaid at that time.

In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. During the fourth quarter of 2013, the international factoring programs expired and were not renewed.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $0.7 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. We had on hand precious metals owned by participants in our precious metals program of $25.3 million at September 30, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2014, or December 31, 2013,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At September 30, 2014, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.3 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $12.6 million at September 30, 2014. We had $10.6 million of additional borrowings available under these lines at September 30, 2014.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of September 30, 2014 we had $95.3 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes.  As of September 30, 2014, our outstanding balance on the revolving credit facility is $0. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2013 and the first nine months of 2014,  cash flows from investing and operating activities were used to fund our financing activities. Additionally, we used the proceeds from the new credit facilities and the proceeds from the sale of Specialty Plastics to retire the entire amount of Senior Notes during the third quarter. We had additional borrowing capacity of $205.3 million at September 30, 2014, and $246.0 million at December 31, 2013, available under various credit facilities, primarily our revolving credit facility.

Our revolving credit facility subject us to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants under our credit facilities restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of September 30, 2014, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 2.15x, providing $62.0 million of EBITDA cushion on the leverage ratio, as defined within our credit facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2013, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Change in annual interest expense from 1% change in interest rates	$—	$516
Fixed-rate debt:
Carrying amount	300,500	253,617
Fair value	303,504	269,238
Change in fair value from 1% increase in interest rates	(4,028)	(10,061)
Change in fair value from 1% decrease in interest rates	4,100	10,546
Foreign currency forward contracts:
Notional amount	259,529	244,921
Carrying amount and fair value	7,808	(2,255)
Change in fair value from 10% appreciation of U.S. dollar	14,277	12,867
Change in fair value from 10% depreciation of U.S. dollar	(17,449)	(15,727)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our Credit Facilities other than dividends payable solely in Capital Securities, as defined in the agreement.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2014:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid per Share	or Programs	or Programs
(In thousands, except for per share amounts)
July 1, 2014 to July 31, 2014	—	$—	—	—
August 1, 2014 to August 30, 2014	—	—	—	—
September 1, 2014 to September 30, 2014	—	—	—	—
Total	—		—

__________________________

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

FERRO CORPORATION (Registrant)

Date:	October 27, 2014
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2014
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

3	Articles of incorporation and by-laws:
3.1	Eleventh Amended Articles of Incorporation of Ferro Corporation (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S‑3, filed March 5, 2008).
3.2

Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed December 29, 1994 (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Registration Statement on Form S‑3, filed March 5, 2008).

3.3

Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on June 23, 1998 (incorporated by reference to Exhibit 4.3 to Ferro Corporation’s Registration Statement on Form S‑3, filed March 5, 2008).

3.4

Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on October 14, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).

3.5	Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on April 25, 2014.
3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed May 1, 2014.)
4	Instruments defining rights of security holders, including indentures:
4.1

Senior Indenture, dated as of March 5, 2008, by and between Ferro Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ferro Corporation’s Registration Statement on Form S‑3, filed March 5, 2008).

4.2

First Supplemental Indenture, dated August 19, 2008, by and between Ferro Corporation and U.S. Bank National Association (with Form of 6.50% Convertible Senior Note due 2013) (incorporated by reference to Exhibit 4.2 to Ferro Corporation’s Current Report on Form 8‑K, filed August 19, 2008).

4.3

Form of Indenture, by and between Ferro Corporation and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Registration Statement on Form S‑3ASR, filed July 27, 2010).

4.4

First Supplemental Indenture, dated August 24, 2010, by and between Ferro Corporation and Wilmington Trust FSB (with Form of 7.875% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8‑K, filed August 24, 2010).

4.5

Second Supplemental Indenture, dated July 31, 2014, by and between Ferro Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s current Report on Form 8-K, filed August 5, 2014).

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:
10.1

Credit Agreement, dated as of July 31, 2014, among Ferro Corporation, the lenders party thereto, PNC Bank, National Association, as the administrative agent, collateral agent and a letter of credit issuer, JPMorgan Chase Bank N.A., as the syndication agent and as a letter of credit issuer, and the various financial institutions and other persons from time to time party hereto (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s current Report on Form 8-K, filed August 5, 2014).

10.2

Sale and Purchase Agreement, dated September 20, 2014, by and among Ferro Corporation, its wholly-owned subsidiary, Ferro Coatings Italy s.r.l.,Star Capital SGR S.p.A., Marco Gazzaniga, Gianfranco Padovani and Sergio Zannoni.

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

__________________________

*Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.