Form 10-K
period 2014-12-31
FERRO CORP
filed 2015-02-25
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2014, was approximately $1,079,691,000.

On January 31, 2015, there were 86,990,066 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 — Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. We operate approximately 33 facilities around the world that manufacture the following types of performance materials:

•	Frits, porcelain and other glass enamels, glazes, stains, decorating colors, pigments, inks, polishing materials, specialty dielectrics, electronic glasses, and other specialty coatings

We refer to our products as performance materials because we formulate them to perform specific functions in the manufacturing processes and end products of our customers. The products we develop often are delivered to our customers in combination with customized technical service. The value of our products stems from the benefits they deliver in actual use. We develop and deliver innovative products to our customers through our key strengths in:

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

During 2014, we sold substantially all of the assets within our Polymer Additives and Specialty Plastics reportable segments.  We now divide our operations into four business units, which comprise three reportable segments. We have grouped these units by their product group below:

Performance Materials
• Tile Coating Systems(1)
• Porcelain Enamel(1)
• Performance Colors and Glass
• Pigments, Powders and Oxides

_____________________

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

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2014, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:	Other Inorganic Materials:
• Aluminum oxide(1)	• Boron acid(2)
• Cobalt oxide(1)(2)	• Clay(2)
• Nickel oxide(1)(2)	• Feldspar(2)
• Titanium dioxide(1)(2)	• Lithium(2)

• Zinc oxide(2)	• Silica(2)
• Zirconium dioxide(2)	• Zircon(2)

Precious and Non-precious Metals:	Energy:
• Bismuth(1)	• Electricity
• Chrome(1)(2)	• Natural gas
• Copper(1)
• Gold(1)
• Silver(1)

(1)	Primarily used by Performance Colors and Glass (PCG) and Pigments, Powders and Oxides (PPO).
(2)	Primarily used by Performance Coatings.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials can have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost increases.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2014 that significantly affected our manufacturing operations, but we are subject to volatile raw material costs that can affect our results of operations.

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

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology. Although we cannot precisely predict future environmental spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental protection were $0.7 million in 2014, $2.5 million in 2013, and $0.9 million in 2012. We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information become available.

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

Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were $22.7 million in 2014, $25.9 million in 2013, and $35.0 million in 2012. These amounts include expenditures for company-sponsored research and development activities of approximately $19.2 million in 2014, $22.8 million in 2013, and $25.5 million in 2012.

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

Employees

At December 31, 2014, we employed 3,979 full-time employees, including 3,262 employees in our foreign consolidated subsidiaries and 717 in the United States (“U.S.”). Total employment increased by 103 in our foreign subsidiaries and decreased by 488 in the U.S. from the prior year end due to the net effect of cost reduction initiatives, divestitures of the Specialty Plastics and the North America-based Polymer Additives businesses, and the additions related to our Vetriceramici acquisition and new business opportunities.

Collective bargaining agreements cover 13.67% of our U.S. workforce. None of our U.S. labor agreements expire in 2015. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Domestic and Foreign Operations

We began international operations in 1927. Our products are manufactured and/or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated Subsidiaries:

• Argentina	• France	• Malaysia	• Taiwan
• Australia	• Germany	• Mexico	• Thailand
• Belgium	• India	• Netherlands	• United Kingdom
• Brazil	• Indonesia	• Poland	• United States
• Canada	• Ireland	• Portugal	• Venezuela
• China	• Italy	• Russia	• Turkey
• Egypt	• Japan	• Spain

Unconsolidated Affiliates:

• Italy	• Spain	• South Korea	• Ecuador

• Indonesia

Financial information for geographic areas is included in Note 19 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 75% of our net sales are outside of the U.S. Our customers represent more than 30 industries and operate in approximately 100 countries.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including any amendments, will be made available free of charge on our Web site, www.ferro.com, as soon as reasonably practical, following the filing of the reports with the U.S. Securities and Exchange Commission (“SEC”). Our Corporate Governance Principles, Legal and Ethical Policies, Guidelines for Determining Director Independence, and charters for our Audit Committee, Compensation Committee and Governance and Nomination Committee are available free of charge on our Web site or to any shareholder who requests them from the Ferro Corporation Investor Relations Department located at 6060 Parkland Blvd., Suite 250, Mayfield Heights, Ohio, 44124.

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

We are subject to a number of restrictive covenants under our revolving credit facility, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

Our New Credit Facility contains a number of restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K. These covenants include limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions and limitations on certain types of investments.  The New Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. Specific to the revolving credit facility, the Company is subject to financial covenants regarding the Company’s outstanding net indebtedness and interest coverage ratios. If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable. The New Credit Facility is described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

The most critical of these ratios is the leverage ratio. As of December 31, 2014, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 1.74x, providing $70.2 million of EBITDA cushion on the leverage ratio, as defined within our credit facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for a rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2014, we could be unable to maintain compliance with our leverage ratio covenant, in which case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

We depend on external financial resources, and the economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

At December 31, 2014, we had approximately $312.0 million of short-term and long-term debt with varying maturities and approximately $33.9 million of off balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders, customers and financial partners and their willingness to support our needs are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

We strive to improve operating margins through sales growth, price increases, productivity gains, and improved purchasing techniques, but we may not achieve the desired improvements.

We work to improve operating profit margins through activities such as growing sales to achieve increased economies of scale, increasing prices, improving manufacturing processes, and adopting purchasing techniques that lower costs or provide increased cost predictability to realize cost savings. However, these activities depend on a combination of improved product design and engineering, effective manufacturing process control initiatives, cost-effective redistribution of production, and other efforts that may not be as successful as anticipated. The success of sales growth and price increases depends not only on our actions but also on the strength of customer demand and competitors' pricing responses, which are not fully predictable. Failure to successfully implement actions to improve operating margins could adversely affect our financial performance.

We rely on information systems to conduct our business and interruption, or damage to, or failure or compromise of, these systems may adversely affect our business and results of operations.

We rely on information systems to obtain, process, analyze and manage data to forecast and facilitate the purchase and distribution of our products; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; to process payments to suppliers; and to manage data and records relating to our employees, contractors, and other individuals. Our business and results of operations may be adversely affected if these systems are interrupted, damaged, or compromised or if they fail for any extended period of time, due to events including but not limited to programming errors, computer viruses and security breaches. Information privacy and security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, and prevention of information and privacy security breaches cannot be assured. We may be required to expend additional resources to continue to enhance our information privacy and security measures and/or to investigate and remediate any information security vulnerabilities. In addition, third-party service providers are responsible for managing a significant portion of our information systems, and we are subject to risk as a result of possible information privacy and security breaches of those third parties. The consequences of these risks could adversely impact our results of operations, financial condition, and cash flows.

We depend on reliable sources of energy and raw materials, minerals and other supplies, at a reasonable cost, but the availability of these materials and supplies could be interrupted and/or their prices could escalate and adversely affect our sales and profitability.

We purchase energy and many raw materials, which we use to manufacture our products. Changes in their availability or price could affect our ability to manufacture enough products to meet customers' demands or to manufacture products profitably. We try to maintain multiple sources of raw materials and supplies where practical, but this may not prevent unanticipated changes in their availability or cost and, for certain raw materials, there may not be alternative sources. We may not be able to pass cost increases through to our customers. Significant disruptions in availability or cost increases could adversely affect our manufacturing volume or costs, which could negatively affect product sales or profitability of our operations.

The global scope of our operations exposes us to risks related to currency conversion rates, new and different regulatory schemes and changing economic, regulatory, social and political conditions around the world.

More than 75% of our net sales during 2014 were outside of the U.S. In order to support global customers, access regional markets and compete effectively, our operations are located around the world. We may encounter difficulties expanding into additional growth markets around the world. Our operations have additional complexity due to economic, regulatory, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. Other risks inherent in international operations include the following:

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

We pursue business opportunities around the world and many of our most promising growth opportunities are in developing markets and the Asia-Pacific region, including the People's Republic of China. Although we have been able to compete successfully in those markets to date, local laws and customs can make it difficult for a multi-national company such as Ferro to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. or other countries' anti-bribery laws. Our strict policy of observing the highest standards of legal and ethical conduct may cause us to lose some otherwise attractive business opportunities to competitors in these regions.

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

As part of our strategy, we intend to pursue acquisitions. Our success in accomplishing growth through acquisitions may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired product lines or businesses, personnel turnover, and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations.

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

Our performance may depend in part on our ability to establish, protect and enforce intellectual property rights with respect to our products, technologies and proprietary rights and to defend against any claims of infringement, which involves complex legal, scientific and factual questions and uncertainties. We may have to rely on litigation to enforce our intellectual property rights. The intellectual property laws of some countries may not protect our rights to the same extent as the laws of the U.S. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time.

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

We strive to maintain our production facilities and conduct our manufacturing operations in a manner that is safe and in compliance with all applicable environmental, health and safety regulations. Compliance with changing regulations, or other circumstances, may require us to make significant capital investments, incur training costs, make changes in manufacturing processes or product formulations, or incur costs that could adversely affect our profitability, and violations of these laws could lead to substantial fines and penalties. These costs may not affect competitors in the same way due to differences in product formulations, manufacturing locations or other factors, and we could be at a competitive disadvantage, which might adversely affect financial performance.

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

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. At December 31, 2014, we had $30.4 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 10 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

We may not be successful in implementing our strategies to increase our return on invested capital.

We are taking steps to generate a higher return on invested capital. There are risks associated with the implementation of these steps, which may be complicated and may involve substantial capital investment. To the extent we fail to achieve these strategies, our results of operations may be adversely affected.

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

Furthermore, approximately 13.67% of our U.S. employees as of December 31, 2014, are subject to collective bargaining arrangements or similar arrangements. None of these agreements expire during 2015, and, while we expect to be able to renew these  agreements without significant disruption to our business when they are scheduled to expire, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Employee benefit costs, especially postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

Our implementation and operation of business information systems and processes could adversely affect our results of operations and cash flow.

We have been implementing and operating information systems and related business processes to standardize and streamline our business operations. Implementation of information systems and related processes involves risk, including risks related to programming and data transfer. Costs of implementation also could be greater than anticipated. In addition, we may be unable or decide not to implement such systems and processes in certain locations. Inherent risks, decisions and constraints related to implementation and operation of information systems could result in operating inefficiencies and could impact our ability to perform business transactions. These risks could adversely impact our results of operations, financial condition, and cash flows.

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

There are risks associated with the manufacture and sale of our materials into industries making products for sensitive applications.

We manufacture and sell materials to parties that make products for sensitive applications, such as medical devices. The supply of materials that enter the human body involves the risk of injury to consumers, as well as commercial risks. Injury to consumers could result from, among other things, tampering by unauthorized third parties or the introduction into the material of foreign objects, substances, chemicals and other agents during the manufacturing, packaging, storage, handling or transportation phases. Shipment of adulterated materials may be a violation of law and may lead to an increased risk of exposure to product liability or other claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution that we may have against third parties. In addition, the negative publicity surrounding any assertion that our materials caused illness or injury could have a material adverse effect on our reputation with existing and potential customers, which could negatively impact our business, operating results or financial condition.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill impairment tests on at least an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. See further information regarding our goodwill and other intangible assets in “Critical Accounting Policies” under Item 7 and in Note 7 to the consolidated financial statements under Item 8 of this Form 10-K.

Interest rates on some of our borrowings are variable, and our borrowing costs could be adversely affected by interest rate increases.

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2014, that a one percent increase in interest rates would cause interest expense to increase by $3.0 million annually. Continued interest rate increases could raise the cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 8 to the consolidated financial statements under Item 8 of this Form 10-K.

Many of our assets are encumbered by liens that have been granted to lenders, and those liens affect our flexibility to dispose of property and businesses.

Certain of our debt obligations are secured by substantially all of our assets. These liens could reduce our ability and/or extend the time to dispose of property and businesses, as these liens must be cleared or waived by the lenders prior to any disposition. These security interests are described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease our corporate headquarters offices, which are located at 6060 Parkland Blvd., Mayfield Heights, Ohio.  The company owns other facilities worldwide.  We own principal manufacturing plants that range in size from 29,000 sq. ft. to over 800,000 sq. ft.  Plants we own with more than 250,000 sq. ft. are located in Spain; Germany; Cleveland, Ohio; Penn Yan, New York; and Mexico.  The locations of these principal manufacturing plants by reportable segment are as follows:

Performance Colors and Glass-U.S.: Washington, Pennsylvania, and Orrville, Ohio.  Outside the U.S.:  Brazil, China, France, Germany, Mexico, Spain, and the United Kingdom.

Performance Coatings-U.S.: Cleveland, Ohio.  Outside the U.S.: Argentina, Brazil, China, Egypt, France, Indonesia, Italy, Mexico, Spain, Poland, Thailand and Venezuela.

Pigments, Powders and Oxides-U.S.: Penn Yan, New York.  Outside the U.S.: China and Brazil.

Ferro’s revolving credit facility has a security interest in the real estate of the parent company and its domestic material subsidiaries.

In addition, we lease manufacturing facilities for the Performance Colors and Glass segment in Germany, Japan, Italy, and Vista, California; and for Performance Coatings in Italy and Poland.  In some instances, the manufacturing facilities are used for two or more segments.  Leased facilities range in size from 18,000 sq. ft. to over 80,000 sq. ft.

Item 3 — Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of such matters to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 4 — Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of February 25, 2015, are listed below, along with their ages and positions held during the past five years. The year indicates when the individual was named to the indicated position. No family relationship exists between any of Ferro’s executive officers.

Peter T. Thomas — 59

Chairman of the Board of Directors, 2014

President and Chief Executive Officer, 2013

Interim President and Chief Executive Officer, 2012

Vice President, Polymer and Ceramic Engineered Materials, 2009

Mark H. Duesenberg — 53

Vice President, General Counsel and Secretary, 2008

Ann E. Killian — 60

Vice President, Human Resources, 2005

Jeffrey L. Rutherford — 54

Vice President and Chief Financial Officer, 2012

Vice President and Chief Financial Officer, Park-Ohio Holdings Corp., an industrial supply chain logistics and diversified manufacturing business, 2008

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2015, we had 1,175 shareholders of record for our common stock, and the closing price of the common stock was $11.13 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2014, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2009. At December 31, 2014, the closing price of our common stock was $12.96 per share.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURNS

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2014 and 2013 were as follows:

	2014			2013
	High	Low	Dividends	High	Low	Dividends
First Quarter	$14.97	$11.98	$—	$6.99	$3.60	$—
Second Quarter	14.23	11.86	—	7.26	6.39	—
Third Quarter	15.14	11.95	—	9.35	6.19	—
Fourth Quarter	14.51	11.53	—	14.17	9.12	—

The restrictive covenants contained in our credit facility limit the amount of dividends we can pay on our common stock. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2014:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	per Share	Programs	Programs
(In thousands, except for per share amounts)
October 1, 2014 to October 31, 2014	—	$—	—	—
November 1, 2014 to November 30, 2014	—	—	—	—
December 1, 2014 to December 31, 2014	—	—	—	—
Total	—	—	—	—

_____________________

(1)	Consists of shares of common stock surrendered by employees to meet minimum tax withholding obligations under current and previous long-term incentive plans.

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2014	2013	2012	2011	2010
	(Dollars in thousands, except for per share data)

Net sales	$1,111,626	$1,188,582	$1,267,695	$1,636,639	$1,623,844
(Loss) income from continuing operations	(8,609)	63,905	(386,104)	(8,504)	12,736
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	(0.10)	0.73	(4.49)	(0.11)	0.12
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	(0.10)	0.72	(4.49)	(0.11)	0.12
Cash dividends declared per common shares	-	-	-	-	-
Total assets	1,096,898	1,008,192	1,079,103	1,440,651	1,434,355
Long-term debt, including current portion, and redeemable preferred stock	307,727	268,637	298,177	300,769	303,269

In 2014, we commenced a process to market for sale all of the assets within our Polymer Additives reportable segment, which is presented as discontinued operations in 2010 through 2014, and sold substantially all of the assets related to our North America-based Polymer Additives business.

In 2014, we sold substantially all of the assets in our Specialty Plastics business, which is presented as discontinued operations in 2010 through 2014.

In 2013, we sold our Pharmaceuticals business, which is presented as discontinued operations in 2010 through 2013.

In 2012, we changed our method of recognizing defined benefit pension and other postretirement benefit expense. Under the new method, we recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. All prior periods have been previously adjusted to apply the new method retrospectively.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview - Update

During the year ended December 31, 2014, net sales were down $77.0 million, or 6.5%, compared with 2013. Of the decline, $74.7 million relates to the sale of our North American and Asian metal powders business and exit of solar pastes.  Excluding the impact of the sold product lines, net sales in the continuing business was down $2.3 million compared to 2013.  Performance Coatings and Pigments, Powders and Oxides net sales were down compared with 2013 by $11.8 million and $8.1 million, respectively, which were partially mitigated by strong performance in Performance Colors and Glass, which achieved strong sales improvement of $17.7 million compared with 2013.  Despite the decline in net sales, gross profit increased $7.4 million compared with 2013.  As a percentage of net sales excluding precious metals, gross profit rate increased approximately 140 basis points to 26.8%, from 25.4% in the prior year.

For the year ended December 31, 2014, selling, general and administrative (“SG&A”) expenses were up $136.0 million, or 90.2%, compared with 2013, primarily driven by the pension and other postretirement benefits mark-to-market adjustment.  In 2014, the adjustment resulted in a loss of $82.3 million in SG&A, while in 2013, the adjustment resulted in a gain of $69.5 million.

For the year ended December 31, 2014, net income was $86.2 million, compared with net income of $72.4 million in 2013, and net income attributable to common shareholders was $86.1 million, compared with net income attributable to common shareholders of $71.9 million in 2013. Loss from continuing operations was $8.6 million for the year ended December 31, 2014, compared with income from continuing operations of $63.9 million in 2013.  Gross profit in 2014 was $285.1 million, compared with $277.7 million in 2013.

2014 Transactional Activity

Disposition of the Polymer Additives Business

During the fourth quarter of 2014, we completed the sale of substantially all of the assets in our North America-based Polymer Additives business to Polymer Additives, Inc. for $153.5 million in cash.  The sale resulted in a gain of $72.7 million and net cash proceeds of $149.5 million.  Cash proceeds were used to repay debt under the revolving credit facility and will be used to fund strategic growth opportunities.  This disposition was part of our value creation strategy, as we turn our focus to our core functional coatings and color businesses.  Excluded from the transaction was our Europe-based Polymer Additives assets.  Our Europe-based Polymer Additives assets are being separately marketed for sale.

Acquisition of Vetriceramici S.p.A

During the fourth quarter of 2014, Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, acquired 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for €87.2 million in cash. The sale closed on December 1, 2014 for a purchase price of $108.9 million, based on the exchange rate on that date. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products (principally ceramic glazes, frits, inks and screen printing bases) to its customers for the production of ceramic tiles, with some diversification in the glass sector.  Vetriceramici currently has manufacturing facilities in Italy and Mexico, a mixing plant in Poland and research and development and sales offices in Italy and Turkey.

Vetriceramici is a leading global supplier of specialty products that enhance the appearance and improve the durability of high-end ceramic tile. Its product line includes high-value, specialty frits and grits (finely-milled frits), glazes, digital inks, and other specialized tile coatings. Additionally, Vetriceramici has developed high-value forehearth color solutions that deliver greater production flexibility, lower manufacturing costs and improved inventory management to customers. The acquisition is expected to improve our growth opportunities by enhancing our product portfolio and improving our position in important growth markets, including the U.S., Mexico, Turkey, and Eastern Europe. We expect to achieve favorable synergies and cost reductions.

Disposition of the Specialty Plastics Business

During the third quarter of 2014, we completed the sale of substantially all of the assets in our Specialty Plastics business to A. Schulman, Inc. for $91.0 million in cash.  The sale resulted in a gain of $54.9 million and net cash proceeds of $88.3 million.  Cash proceeds were used to pay down the 7.785% Senior Notes, as discussed below. This disposition was part of our value creation strategy, as we turn our focus to our core functional coatings and color businesses.

Acquisition of Turkey Assets

During the third quarter of 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million. Our porcelain enamel sales to this entity in 2013 were approximately $6.0 million. This action was an initial step to strengthen sales in growing geographic markets, such as Turkey.

7.875% Senior Note Tender Offer

As discussed in Note 8, we completed a tender offer for our Senior Notes resulting in the purchase of $143.0 million of notes, with the remaining outstanding notes of $107.0 million being redeemed during the third quarter of 2014.

New Credit Facility

As discussed in Note 8, on July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with PNC Bank, National Association (“PNC”), as the Administrative Agent, the Collateral Agent and an Issuer, JPMorgan Chase Bank, N.A., as the Syndication Agent and an Issuer, the other agents party thereto and various financial institutions as lenders (the “Lenders”). The New Credit Facility refinances and replaces the 2013 Amended Credit Facility.

The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. Up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros. Under the terms of the New Credit Facility, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolving line of credit or term loans in the aggregate principal amount of up to $200 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.

The refinancing of the 7.875% Senior Notes and the 2013 Amended Credit Facility reduced interest expense and further enhanced strategic flexibility.

Outlook

During 2014, the Company made significant progress on its value creation strategy by reducing infrastructure costs, improving gross margins and reshaping the business portfolio.  The Company has renewed its strategic focus on its core glass-based coatings business by divesting its Specialty Plastics business and substantially all of the assets in our North America-based Polymer Additives assets in the second half of 2014.  During the fourth quarter of 2014, the Company also made an investment in the core coatings business by successfully acquiring Vetriceramici, a manufacturer of high end tile coatings.  Through the divestitures of Specialty Plastics and our North America-based Polymer Additives businesses, we realized net cash proceeds of $237.8 million, portions of which were used to pay down debt, as well as fund the acquisition of Vetriceramici.  At December 31, 2014, our cash balance was $140.5 million, which will provide financial flexibility to pursue additional strategic options in 2015.

Going into 2015, we are focused on the successful integration of our acquisition of Vetriceramici.  We are focused on achieving the identified acquisition synergies and will continue to execute our value creation strategy including pursuing value-creating growth opportunities in our core performance materials businesses and pursuing opportunities to optimize our cost structure and make our business processes and systems more efficient, and optimize tax planning opportunities.

During 2015, we also expect to face some challenges, particularly as it pertains to foreign currency movements, specifically the Euro, which we expect to have a significant negative impact on our 2015 reported operating results, relative to 2014 exchange rates.  In 2014, 45.0%, of our net sales excluding precious metals originated from Europe.  The results of these business, as they are reported in U.S. dollars, would be adversely impacted by movement in the Euro exchange rate, assuming foreign currency rates remain unchanged from current levels.  In addition, the Company anticipates continued pricing pressure in our Performance Coatings segment, principally related to our tile products.  In 2014, negative pricing impacted our Performance Coatings reportable segment sales by approximately $19.0 million.

In 2015, we will continue our focus on divesting our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities.  The assets associated with this facility are currently classified held-for-sale on our consolidated balance sheets, and we remain committed to the established plan to divest this asset.

For 2015, we expect sales growth of 10 – 12%, including the addition of Vetriceramici and excluding the adverse impact of the changes in foreign currency.  Excluding Vetriceramici, we expect the underlying business, on a constant currency basis, to generate sales growth of approximately 5% for 2015, including growth generated from new capital projects.  We expect gross profit margins to increase over 2014 levels, due to higher sales volumes, the addition of the higher-end Vetriceramici product line, and expected higher gross margins related to our capital investments.  In addition, we will continue to focus on reducing costs in SG&A and manufacturing related operations.

We expect the result of our efforts in all of these areas will allow the Company during 2015 to significantly improve profitability and generate $50 - $60 million of free cash flow.

Results of Operations - Consolidated

Comparison of the years ended December 31, 2014 and 2013

For the year ended December 31, 2014, loss from continuing operations was $8.6 million, compared with income from continuing operations of $63.9 million in 2013. For the year ended December 31, 2014, net income was $86.2 million, compared with net income of $72.4 million in 2013. For the year ended December 31, 2014, net income attributable to common shareholders was $86.1 million, or $0.99 per share, compared with net earnings attributable to common shareholders of $71.9 million, or $0.83 per share in 2013.

Net Sales

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$1,065,652	$1,091,860	$(26,208)	(2.4)%
Sales of precious metals	45,974	96,722	(50,748)	(52.5)%
Net sales	1,111,626	1,188,582	(76,956)	(6.5)%
Cost of sales	826,541	910,910	(84,369)	(9.3)%
Gross profit	$285,085	$277,672	$7,413	2.7%
Gross profit as a % of net sales excluding precious metals	26.8%	25.4%

Net sales decreased by $77.0 million, or 6.5%, in the year ended December 31, 2014, compared with the prior year. Net sales excluding precious metals decreased $26.2 million, driven by decreased sales in our Pigments, Powders and Oxides segment of $35.6 million, primarily due to the sale of our North American and Asian metal powders business and exit of solar pastes during 2013, and decreased sales in our Performance Coatings segment of $11.8 million. Partially mitigating these declines were increased sales in our Performance Colors and Glass segment of $21.2 million. Sales of precious metals were down compared with the prior year primarily due to the sale of our North American and Asian metal powders business and the exit of  solar pastes which contributed $47.2 million of the decline.

Gross Profit

Gross profit increased $7.4 million, or 2.7%, in 2014 to $285.1 million, compared with $277.7 million in 2013. The significant driver  of the increased gross profit was strong performance in our Performance Colors and Glass segment which exceeded prior year gross profit by $22.1 million, primarily driven by higher sales volumes and favorable mix, favorable product pricing, and favorable manufacturing costs.  This increase was partially offset by lower gross profit in our Pigments, Powders and Oxides and Performance Coatings segments.

Geographic Revenues

	2014	2013	$ Change	% Change
Geographic Revenues	(Dollars in thousands)
Europe	$479,771	$480,897	$(1,126)	(0.2)%
United States	242,512	264,944	(22,432)	(8.5)%
Asia Pacific	182,339	183,797	(1,458)	(0.8)%
Latin America	161,030	162,222	(1,192)	(0.7)%
Total net sales excluding precious metals	$1,065,652	$1,091,860	$(26,208)	(2.4)%
Sale of precious metals	45,974	96,722	(50,748)	(52.5)%
Net sales	$1,111,626	$1,188,582	$(76,956)	(6.5)%

The decline in net sales excluding precious metals of $26.2 million, compared with 2013, was driven by declines in all regions.  The decline in sales is largely driven by the sale of our North American and Asian metal powders business and exit of solar pastes, which resulted in a decrease of $27.5 million, partially mitigated by higher sales in the United States for Performance Colors and Glass products of $11.2 million. In addition, lower sales in Latin America were due to decreased sales in our Performance Coatings and Pigments, Powders and Oxides segments of $5.5 million and $3.0 million, respectively, partially offset by higher sales in Performance Colors and Glass.  The decline in sales in Europe in 2014 compared with 2013 was attributable to lower sales of

Performance Coatings products of $1.9 million, partially mitigated by slightly higher sales of Pigments, Powders and Oxides products compared to the prior year.

The following table presents our sales on the basis of where the sold product was shipped to, as compared to the table above that shows sales on the basis of where the sale originated.

	2014	2013	$ Change	% Change
Geographic Revenues on a ship to basis	(Dollars in thousands)
Europe	$474,101	$488,581	$(14,480)	(3.0)%
Latin America	185,803	185,857	(53)	(0.0)%
United States	189,991	197,390	(7,399)	(3.7)%
Asia Pacific	215,756	220,032	(4,275)	(1.9)%
Total net sales excluding precious metals	$1,065,652	$1,091,860	$(26,208)	(2.4)%
Sale of precious metals	45,974	96,722	(50,748)	(52.5)%
Net sales	$1,111,626	$1,188,582	$(76,956)	(6.5)%

Selling, General and Administrative Expense

The following table presents selling, general and administrative (“SG&A”) expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate. Performance Materials and Corporate SG&A expenses exclude the impact of the annual mark-to-market adjustment on our pension and other postretirement benefit plans, as the volatility in this adjustment does not allow for a meaningful comparison of underlying SG&A costs between periods.

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$137,982	$152,821	$(14,839)	(9.7)%
Corporate	66,485	67,450	(965)	(1.4)%
Pension and other postretirement benefits mark-to-market adjustment	82,295	(69,518)	151,813	(218.4)%
Selling, general and administrative expenses	$286,762	$150,753	$136,009	90.2%

The following represents the components with significant changes between 2014 and 2013:

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$107,159	$120,717	$(13,558)	(11.2)%
Incentive compensation	11,598	18,459	(6,861)	(37.2)%
Stock-based compensation	9,679	6,890	2,789	40.5%
Pension and other postretirement benefits	85,081	(71,845)	156,926	(218.4)%
Bad debt	2,657	3,961	(1,304)	(32.9)%
All other expenses	70,588	72,571	(1,983)	(2.7)%
Selling, general and administrative expenses	$286,762	$150,753	$136,009	90.2%

SG&A expenses were $136.0 million higher in 2014 compared with the prior year. As a percentage of net sales excluding precious metals, SG&A expenses increased from 13.8% in the prior year to 26.9% in 2014. The most significant driver of the increase in SG&A expenses in 2014 was the mark-to-market loss on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $82.3 million, and is included within the pension and other postretirement benefits line above. The adjustment was primarily related to changes in actuarial assumptions used in calculating the value of the U.S. pension liability. In 2014, the discount rate used to value the liability declined by 100 basis points, compared with the prior year, thereby increasing the value of the liability by approximately $50 million.  In addition, during the fourth quarter of 2014, the Company adopted the use of new mortality tables within its calculation assumptions, which had a one-time impact of increasing the liability.  The new mortality tables reflect underlying increases in life expectancy of participants, thus driving longer benefit payment periods. The impact of the change in mortality assumption on the U.S. pension liability was an increase of the liability of approximately $18 million. In 2013, the mark-to-market adjustments resulted in an actuarial gain of $69.5 million. The 2013 gain was primarily driven by the change in discount rate used to value the liability, which increased by 95 basis points, compared with 2012, resulting in a reduction in the value of the liability. Excluding the impacts of the mark-to-market adjustments, SG&A expenses decreased 100 basis points from 20.2% in the prior year to 19.2% in 2014. Various restructuring activities executed in 2013 that had a full year impact in 2014 drove the decrease in personnel expenses. The decreases were partially offset by higher stock-based compensation expense due to higher grants to retirement-eligible employees that require accelerated expense recognition, and the impact of improved stock price on our liability based awards.

Restructuring and Impairment Charges

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Amortizable intangible assets	$—	$2,102	$(2,102)	(100.0)%
Property, plant and equipment	—	7,484	(7,484)	(100.0)%
Corporate plane	—	1,242	(1,242)	(100.0)%
Employee severance	2,744	20,922	(18,178)	(86.9)%
Lease termination costs	2,468	—	2,468	100.0%
Other restructuring costs	3,637	9,179	(5,542)	(60.4)%
Restructuring and impairment charges	$8,849	$40,929	$(32,080)	(78.4)%

Restructuring and impairment charges decreased significantly in 2014 compared with 2013. The primary drivers of the decline were the decrease in employee severance cost of $18.2 million in 2014 compared with 2013 and the various 2013 impairment charges of $10.8 million that did not recur in 2014.  Many of our restructuring activities commenced during the first half of 2013, thereby driving the higher prior year expenses.  We had fewer restructuring activities during 2014.

Interest Expense

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$16,895	$18,164	$(1,269)	(7.0)%
Amortization of bank fees	1,337	2,905	(1,568)	(54.0)%
Interest capitalization	(1,969)	(917)	(1,052)	114.7%
Interest expense	$16,263	$20,152	$(3,889)	(19.3)%

Interest expense in 2014 decreased $3.9 million compared with 2013, primarily due to the amendment of our revolving credit facility and retirement of the 7.875% Senior Notes. Additionally, interest expense decreased due to additional interest capitalization related to the construction project at our Antwerp, Belgium facility.

Income Tax Expense

In 2014,  we recorded an income tax benefit of $34.2 million, or 79.9% of loss before income taxes, compared with income tax expense of $14.3 million, or 18.3% of income before taxes in 2013.  The 2014 effective tax rate was greater than the statutory income tax rate of 35% primarily as a result of a $17.4 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized in the current year, the release of valuation allowances concluded to no longer be necessary and the expiration of fully valued tax attributes, $15.2 million of benefit related to current year domestic foreign tax credit generated and utilized, and foreign tax rate differences from the statutory income tax rate of 35%.  The 2013 effective tax rate was less than the statutory income tax rate of 35% primarily as a result of a $21.1 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized and the expiration of fully valued tax credits, offset by a $6.8 million charge related to the expiration of the fully valued tax credits.

Comparison of the years ended December 31, 2013 and 2012

For the year ended December 31, 2013,  income from continuing operations was $63.9 million, compared with  a  $386.1 million loss from continuing operations in 2012. For the year ended December 31, 2013, net income was $72.4 million, compared with net loss of $373.0 million in 2012. For the year ended December 31, 2013, net income attributable to common shareholders was $71.9 million, or $0.83 earnings per share, compared with net loss attributable to common shareholders of $374.3 million, or $4.34 loss per share in 2012.

Net Sales

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$1,091,860	$1,094,945	$(3,085)	(0.3)%
Sales of precious metals	96,722	172,750	(76,028)	(44.0)%
Net sales	1,188,582	1,267,695	(79,113)	(6.2)%
Cost of sales	910,910	1,034,298	(123,388)	(11.9)%
Gross profit	$277,672	$233,397	$44,275	19.0%
Gross profit as a % of net sales excluding precious metals	25.4%	21.3%

Net sales decreased by $79.1 million, or 6.2%  in the year ended December 31, 2013, compared with the prior year.  Net sales excluding precious metals decreased $3.1 million compared with the prior year, primarily due to lower sales within Pigments, Powders and Oxides of $20 million, driven by lower volumes for solar pastes, partially offset by higher sales within Performance Colors and Glass of $10.3 million due to higher volumes and favorable mix.  Additionally, higher sales in Performance Coatings of $6.7 million was driven by favorable volumes, mix and foreign currency impacts, partially offset by lower pricing.  Sales of precious metals were down with the prior year due to the exit of solar pastes, and lower sales in our North American and Asian metal powders product lines prior to being sold in the fourth quarter of 2013.

Gross Profit

Gross profit increased $44.3 million, or 19.0%  in 2013 compared with the prior year, and as a percentage of net sales excluding precious metals, gross profit increased 420 basis points to 25.4%. The primary drivers of the increased gross profit were higher pricing and favorable manufacturing costs in Performance Colors and Glass and favorable volume and mix and lower manufacturing costs in Performance Coatings.

Geographic Revenues

	2013	2012	$ Change	% Change
Geographic Revenues	(Dollars in thousands)
Europe	$480,897	$467,110	$13,787	3.0%
United States	264,944	281,481	(16,537)	(5.9)%
Asia Pacific	183,797	180,272	3,525	2.0%
Latin America	162,222	166,082	(3,860)	(2.3)%
Total net sales excluding precious metals	$1,091,860	$1,094,945	$(3,085)	(0.3)%
Sale of precious metals	96,722	172,750	(76,028)	(44.0)%
Net sales	$1,188,582	$1,267,695	$(79,113)	(6.2)%

There was a decline in net sales excluding precious metals of $3.1 million, compared with the 2012.  The increased sales in Europe was due to higher sales of decorative and industrial products within Performance Colors and Glass, partially offset by lower sales of automotive products and higher sales of digital inks and frits and glazes in Performance Coatings.  The decline in sales in the United States was primarily driven by the exit of solar pastes which resulted in a decrease of $16.2 million.  Sales increased in Asia Pacific due to higher sales of frits and glazes, digital inks and porcelain enamel in Performance Coatings, and sales decreased in Latin America due to weaker sales of tile related products.

Selling, General and Administrative Expense

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

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$152,821	$157,375	$(4,554)	(2.9)%
Corporate	67,450	91,309	(23,859)	(26.1)%
Pension and other postretirement benefits mark-to-market adjustment	(69,518)	23,153	(92,671)	(400.3)%
Selling, general and administrative expenses	$150,753	$271,837	$(121,084)	(44.5)%

The following represent the components with significant changes between 2013 and 2012:

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$120,717	$149,405	$(28,688)	(19.2)%
Incentive compensation	18,459	646	17,813	2,757.4%
Stock-based compensation	6,890	2,677	4,213	157.4%
Pension and other postretirement benefits	(71,845)	29,065	(100,910)	(347.2)%
Idle sites	—	2,077	(2,077)	(100.0)%
Bad debt	3,961	5,076	(1,115)	(22.0)%
All other expenses	72,571	82,891	(10,320)	(12.5)%
Selling, general and administrative expenses	$150,753	$271,837	$(121,084)	(44.5)%

SG&A expenses were $121.1 million lower in 2013 compared with the prior year. As a percentage of net sales excluding precious metals, SG&A expenses decreased 1,100 basis points from 24.8% in the prior year to 13.8% in 2013. The most significant driver of the decline in SG&A expenses in 2013 was the mark-to-market gain on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $69.5 million and is included within the pension and other postretirement benefits above. In 2012, the mark-to-market adjustments resulted in an actuarial loss of $23.2 million.  Excluding the impact of the mark-to-market adjustment, SG&A expenses decreased 250 basis points from 22.7% in the prior year to 20.2% in 2013. Various restructuring activities executed in 2013 drove the decrease in personnel expenses.  Our expenses related to idle sites have decreased in 2013 as a result of selling the majority of our idle sites during the year.  The decreases were partially offset by higher incentive compensation of approximately $17.8 million due to strong performance in 2013.  Incentive compensation in 2012 was $0.6 million, driven by not meeting performance targets.  Strong performance in 2013 was the primary driver of increased stock-based compensation expense.

Restructuring and Impairment Charges

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Goodwill	$—	$153,566	$(153,566)	(100.0)%
Amortizable intangible assets	2,102	—	2,102	100.0%
Property, plant and equipment	7,484	46,800	(39,316)	(84.0)%
Assets held for sale	—	14,913	(14,913)	(100.0)%
Corporate plane	1,242	3,214	(1,972)	(61.4)%
Employee severance	20,922	7,225	13,697	189.6%
Other restructuring costs	9,179	6	9,173	152,883.3%
Restructuring and impairment charges	$40,929	$225,724	$(184,795)	(81.9)%

Restructuring and impairment charges decreased significantly in 2013 compared with 2012.  The primary drivers of the decrease were the 2012 impairment charges of $153.6 million taken against goodwill related to our Electronics Materials reporting unit and $46.8 million related to property, plant and equipment associated with solar and metal powders related assets in 2012.  Restructuring charges increased $22.9 million in 2013 when compared with 2012 driven by various restructuring activities executed during the year.

Interest Expense

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Interest expense	$18,164	$19,847	$(1,683)	(8.5)%
Amortization of bank fees	2,905	1,845	1,060	57.5%
Interest capitalization	(917)	(780)	(137)	17.6%
Interest expense	$20,152	$20,912	$(760)	(3.6)%

Interest expense in 2013 decreased compared with the prior year, primarily due to the allocation of corporate level interest to discontinued operations, partially offset by the write-off of deferred financing fees resulting from amending our revolving credit facility and the commitment amount being reduced from $350 million to $250 million.

Income Tax Expense

In 2013, income tax expense was $14.3 million, or 18.3% of income before income taxes, compared with an income tax expense of $97.6 million, or (33.8)% of loss before income taxes in 2012.    The 2013 effective tax rate was less than the statutory income tax rate of 35% primarily as a result of a $21.1 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized in the current year and the expiration of fully valued tax credits, offset by a $6.8 million charge related to the expiration of the fully valued tax credits.    The 2012 effective tax rate was a significant negative effective tax rate compared to the normalized effective tax rate primarily as a result of a $166.7 million charge to increase the valuation allowances, a $4.1 million charge related to the expiration of certain tax credits, and the tax impact of the book goodwill impairment.

Results of Operations - Segment Information

Comparison of the years ended December 31, 2014 and 2013

Performance Coatings

					Change due to
						Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$588,538	$600,361	$(11,823)	(2.0)%	$(19,013)	$24,588	$(17,398)	$—
Segment gross profit	131,043	134,138	(3,095)	(2.3)%	(19,013)	4,300	(2,167)	13,785
Gross profit as a % of segment net sales	22.3%	22.3%

Net sales decreased in Performance Coatings compared with 2013, primarily due to lower sales of our porcelain enamel products of $6.9 million, and our tile frits and glazes, and colors product lines of $6.1 million and $5.7 million, respectively. These declines were partially mitigated by increased sales of our digital inks product line of $6.4 million. Other tile product line sales declined $3.3 million. Net sales in 2014 included $3.8 million for the month of December related to our acquisition of Vetriceramici. Sales were impacted by higher sales volumes of $9.4 million, favorable mix of $15.2 million, lower product pricing of $19.0 million and unfavorable foreign currency impacts of $17.4 million. Our product pricing continues to be impacted by competitive pressures in our digital inks product line.  Gross profit decreased from 2013, and was driven by favorable sales volumes and mix of $4.3 million, lower product pricing impacts of $19.0 million, favorable raw material impacts of $12.2 million, lower manufacturing costs of $1.3 million and unfavorable foreign currency impacts of $2.2 million.

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$297,324	$299,204	$(1,880)	(0.6)%
Latin America	132,015	137,519	(5,504)	(4.0)%
Asia Pacific	108,419	110,119	(1,700)	(1.5)%
United States	50,780	53,519	(2,739)	(5.1)%
Total	$588,538	$600,361	$(11,823)	(2.0)%

Net sales in 2014 decreased $11.8 million compared with 2013 due to lower sales in all regions.  The decline in sales in Europe was attributable lower sales of our porcelain enamel products, partially mitigated by higher sales of tile products, including

Vetriceramici sales during December. The decline in sales in 2014 in Latin America, compared to 2013, was due to lower sales of our tile color and porcelain enamel products, partially mitigated by higher sales of digital inks products. The decline in Asia Pacific was driven by lower sales of tile products, primarily frits and glaze products, which was partially mitigated by higher sales of digital inks products. The decline in the United States was all attributable to porcelain enamel products.

Performance,  Colors and Glass

					Change due to
						Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$367,637	$346,426	$21,211	6.1%	$2,603	$20,734	$(2,126)	$—
Segment precious metal sales	40,037	43,581	(3,544)	(8.1)%
Segment net sales	407,674	390,007	17,667	4.5%
Segment gross profit	134,964	112,825	22,139	19.6%	2,603	17,800	(740)	2,476
Gross profit as a % of segment net sales	36.7%	32.6%

Net sales excluding precious metals increased $21.2 million in 2014 compared with 2013, with increases in all of our product lines. Net sales excluding precious metals were impacted by higher sales volumes of $21.8 million, unfavorable mix of $1.1 million, higher product pricing of $2.6 million and unfavorable foreign currency impacts of $2.1 million. Gross profit increased in 2014, compared with 2013, due to favorable sales volumes and mix of $17.8 million, higher product pricing impacts of $2.6 million, unfavorable raw material impacts of $6.7 million, lower manufacturing costs of $9.2 million and unfavorable foreign currency impacts of $0.7 million.

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$160,901	$160,859	$42	0.0%
United States	119,707	108,532	11,175	10.3%
Asia Pacific	60,004	57,316	2,688	4.7%
Latin America	27,025	19,719	7,306	37.1%
Total	$367,637	$346,426	$21,211	6.1%

The increase in 2014 in net sales excluding precious metals of $21.2 million compared with 2013 reflected higher sales in all regions and in all product lines.

Pigments, Powders and Oxides

					Change due to
						Volume /
	2014	2013	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$109,477	$145,073	$(35,596)	(24.5)%	$—	$(35,156)	$(440)	$—
Segment precious metal sales	5,937	53,141	(47,204)	(88.8)%
Segment net sales	115,414	198,214	(82,800)	(41.8)%
Segment gross profit	28,480	36,235	(7,755)	(21.4)%	—	(15,142)	(213)	7,600
Gross profit as a % of segment net sales	26.01%	24.98%

Net sales excluding precious metals decreased in 2014 compared with 2013, primarily due to the sale of our North American and Asian metal powders business and exit of solar pastes, which comprised approximately $27.5 million of the decrease. The remainder of the decrease in net sales excluding precious metals of $8.1 million was primarily due to lower sales of our surface polishing materials in 2014 compared with 2013. Gross profit declined in 2014 compared with 2013 and was primarily the result of exited and sold businesses, which contributed to $6.0 million of gross profit in the prior year that did not recur in the current year.  The decrease in gross profit in 2014 was due to lower sales volumes and mix of $15.1 million, which was partially mitigated by favorable raw material impacts of $2.6 million and lower manufacturing costs of $5.0 million.

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$72,025	$102,893	$(30,868)	(30.0)%
Europe	21,546	20,834	712	3.4%
Asia Pacific	13,916	16,362	(2,446)	(14.9)%
Latin America	1,990	4,984	(2,994)	(60.1)%
Total	$109,477	$145,073	$(35,596)	(24.5)%

The decrease in net sales excluding precious metals of $35.6 million in 2014, compared with 2013, was due to lower sales in the United States, Latin America and Asia Pacific, which were partially mitigated by higher sales in Europe. The decline in sales in the United States and Asia Pacific was primarily driven by the sale of our North American and Asian metal powders business which contributed $27.5 million in the prior year that did not recur.  Also contributing to the decline in the U.S. was lower sales of our surface polishing materials.  Partially mitigating the decline in Asia Pacific were higher sales of our pigments products. The decline in Latin America was driven by lower sales of our pigments products.

Comparison of the years ended December 31, 2013 and 2012

Performance Coatings

					Change due to
						Volume /
	2013	2012	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$600,361	$593,702	$6,659	1.1%	$(30,880)	$31,449	$6,090	$—
Segment gross profit	134,138	112,721	21,417	19.0%	(30,880)	9,485	1,470	41,342
Gross profit as a % of segment net sales	22.3%	19.0%

Sales increased in Performance Coatings primarily due to increased sales of our frits and glazes, porcelain enamel and digital ink products of $11.1 million, $6.4 million and $12.4 million, respectively. The higher sales were partially offset by a decline in colors of $19.3 million and other tile products of $6.3 million, including $2.2 million of lower sales volume due to the sale of our Argentinian borate mine in 2013.  Sales were impacted by higher sales volumes of $30.1 million, favorable mix of $4.5 million, lower product pricing of $27.0 million and favorable foreign currency impacts of $6.1 million.  Gross profit increased from 2012, and was driven by favorable sales volumes and mix of $9.5 million, lower product pricing of $30.9 million, lower manufacturing costs of $41.3 million and favorable foreign currency impacts of $1.5 million.

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$299,204	$290,456	$8,748	3.0%
Latin America	137,519	146,218	(8,699)	(5.9)%
Asia Pacific	110,119	104,779	5,340	5.1%
United States	53,519	52,249	1,270	2.4%
Total	$600,361	$593,702	$6,659	1.1%

The net sales increase of $6.7 million compared with 2012 reflected higher sales in all regions, except Latin America.  The increased sales in Europe was attributable to higher sales of our porcelain enamels, digital inks and frits and glaze products, partially offset by lower sales of our color products. The decline in sales in Latin America, compared to 2012, was due to lower sales in all product lines except frits and glazes and digital inks.  The increased sales in Asia Pacific were driven by higher sales of our frits and glazes, digital inks and porcelain enamels, partially offset by lower sales of color products.  The United States remained relatively flat as compared to 2012 with a 2.4% increase in porcelain enamel sales.

Performance Colors and Glass

					Change due to
						Volume /
	2013	2012	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$346,426	$336,141	$10,285	3.1%	$4,195	$6,993	$(903)	$—
Segment precious metal sales	43,581	50,397	(6,816)	(13.5)%
Segment net sales	390,007	386,538	3,469	0.9%
Segment gross profit	112,825	101,847	10,978	10.8%	4,195	(1,116)	(398)	8,297
Gross profit as a % of segment net sales	32.6%	30.3%

Net sales excluding precious metals increased compared with the prior year, primarily driven by sales of our decorative and industrial products, partially offset by a decrease in sales of our automotive products. Net sales excluding precious metals were impacted by higher volumes of $6.0 million, favorable mix of $1.0 million, higher pricing of $4.2 million and negative foreign currency impacts of $0.9 million.  The decline in precious metal sales was due to lower sales volumes in our electronic and automotive product lines. Gross profit increased from 2012, impacted by unfavorable volumes and mix of $1.1 million, higher product pricing impacts of $4.2 million, unfavorable foreign currency impacts of $0.4 million, and lower manufacturing costs of $8.3 million, driven by lower raw material pricing of $6.6 million.

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$160,859	$156,757	$4,102	2.6%
United States	108,532	107,483	1,049	1.0%
Asia Pacific	57,316	56,161	1,155	2.1%
Latin America	19,719	15,740	3,979	25.3%
Total	$346,426	$336,141	$10,285	3.1%

The increase in net sales excluding precious metals of $10.3  million compared with the 2012, reflected higher sales in all regions in our decorative and industrial product lines, partially offset by a decline in sales in all regions in our automotive product line.

Pigments, Powders and Oxides

					Change due to
						Volume /
	2013	2012	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$145,073	$165,102	$(20,029)	(12.1)%	$(1,902)	$1,609	$(93)	$(19,643)
Segment precious metal sales	53,141	122,353	(69,212)	(56.6)%
Segment net sales	198,214	287,455	(89,241)	(31.0)%
Segment gross profit	36,235	33,690	2,545	7.6%	(1,809)	68	(168)	4,454
Gross profit as a % of segment net sales	24.98%	20.41%

Net sales excluding precious metals decreased primarily due to the exit of solar pastes during the first quarter of 2013, which comprised approximately $18.3 million of the decrease compared to the prior year. Additionally, sales decreased approximately $0.8 million in our North American and Asian metal powders product lines from the prior year until they were sold during the fourth quarter of 2013.  The decrease in sales of precious metals was fully attributable to the exit of solar pastes and the sale of our North American and Asian metals powders business.  Sales were further affected by higher sales volumes of $10.5 million, unfavorable product mix of $8.9 million and lower pricing of $1.9 million. Gross profit increased as compared to the prior year due to lower manufacturing costs $4.5 million, partially offset by lower pricing of $1.8 million.

	2013	2012	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$102,893	$121,749	$(18,856)	(15.5)%
Europe	20,834	19,897	937	4.7%
Asia Pacific	16,362	19,332	(2,970)	(15.4)%
Latin America	4,984	4,124	860	20.9%
Total	$145,073	$165,102	$(20,029)	(12.1)%

The decrease in net sales excluding precious metals of $20.0 million compared with 2012 was due to lower sales in the United States and Asia Pacific, while Europe and Latin America remained relatively flat. The decline in sales in the United States and Asia Pacific of $18.8 million and $3.0 million, respectively, was primarily driven by the exit of solar pastes in the first quarter of 2013 which contributed $18.3 million in the prior year that did not recur.  Also, contributing to the decline in the U.S. were lower sales of our pigment and polishing materials.

Summary of Cash Flows for the years ended December 31, 2014,  2013, and 2012

	2014	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$60,473	$18,464	$23,658
Net cash provided by (used for) investing activities	75,204	17,168	(55,308)
Net cash (used for) provided by financing activities	(18,143)	(36,715)	36,457
Effect of exchange rate changes on cash and cash equivalents	(5,362)	(165)	1,778
Increase (decrease) in cash and cash equivalents	$112,172	$(1,248)	$6,585

Operating activities.  Cash flows from operating activities increased $42.0 million in 2014 compared to 2013.  The primary drivers of the change were an increase of $13.8 million in net income compared with 2013, as well as a reduction in payments associated with restructuring activities of $11.8 million.  Further, net income was impacted by significant non-cash charges during the year for the mark-to-market adjustment of our pension and other postretirement benefits liabilities and the extinguishment of our 7.875% Senior Notes, as well as gains on divestitures of $124.0.  The increases were partially mitigated by a cash outflow of $12.3 million in 2014 related to working capital, which was a decline from the cash inflow of $6.3 million in 2013.

Investing activities.  Cash flows from investing activities increased approximately $58.0 million in 2014. The increase was driven primarily by net proceeds from the sales of our North America-based Polymer Additives assets and Specialty Plastics business of $149.5 million and $88.3 million, respectively, partially offset by cash outflows of $108.9 million for the acquisition of Vetriceramici and $6.7 million to acquire certain commercial assets of a reseller of our porcelain enamel products in Turkey. Capital expenditures increased $19.5 million in 2014, compared with 2013.  The higher capital expenditures were costs incurred for the ongoing project at our Antwerp, Belgium facility.

Financing activities.  Cash flows from financing activities increased $18.6 million in 2014, compared with 2013.  The increase was due to net borrowings on our term loan facility of $300.0 million, partially offset by the repayment of the 7.875% Senior Notes of $260.5 million. Further, we had a cash outflow of $44.4 million in 2014, a decrease of $45.1 million compared with 2013, related to repayment of debt outstanding under our accounts receivable securitization program that expired during the year, as well as our revolving credit facility that was amended during 2014.

We have paid no dividends on our common stock since 2009.

Capital Resources and Liquidity

Major debt instruments that were outstanding during 2014 are described below.

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of Lenders to refinance the majority of its then outstanding debt, as discussed below.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. The New Credit Facility replaces the prior $250 million revolving credit facility and provided funding to repurchase the 7.875% Senior Notes. Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At December 31, 2014, the Company had borrowed $299.3 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At December 31, 2014, there were no borrowings under the revolving credit facility. After reductions for outstanding letters of credit secured by these facilities, we had $194.7 million of additional borrowings available at December 31, 2014.

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

Under the secured revolving credit facility, we are subject to certain financial covenants. The covenants include requirements for a leverage ratio and an interest coverage ratio.

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At December 31, 2014, we were in compliance with the covenants of the New Credit Facility.

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

In July 2014, the Company commenced a tender offer for all of the Senior Notes at a price of $1,043.62 per $1,000.00 principal amount.  Approximately $143.0 million of the Senior Notes were purchased through the tender offer and the remaining $107.0 million were redeemed in the third quarter of 2014 at prices ranging from 100% to 103.938% of the principal amount, in accordance with their terms. In conjunction with the redemption of the Senior Notes, we recorded a charge of $13.5 million, which is comprised of a repurchase premium of $10.5 million and the write-off of unamortized issuance costs of $3.0 million. This charge is included within Loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2014.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility, which was amended in March of 2013 (the “2013 Amended Credit Facility”) to provide additional operating flexibility. During the third quarter of 2014, the 2013 Amended Credit Facility was terminated and repaid in full.  In conjunction with the termination, the Company recorded a charge of approximately $0.9 million, which is included within Loss on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2014.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.8 million, $3.0 million and $6.5 million for 2014, 2013, and 2012 respectively.  We had on hand precious metals owned by participants in our precious metals consignment program of $26.6 million at December 31, 2014 and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at December 31, 2014, or December 31, 2013, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At December 31, 2014, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.3 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $10.8 million at December 31, 2014. We had $9.3 million of additional borrowings available under these lines at December 31, 2014.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the New Credit Facility, and cash flows from operating activities. As of December 31, 2014, we had $140.5 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2014, cash flows from investing and operating activities were used to fund our financing activities.  Additionally, we used the borrowing available under the New Credit Facility and the proceeds from the sale of Specialty Plastics to retire the entire amount of Senior Notes during 2014. We had additional borrowing capacity of $194.7 million at December 31, 2014, available under various credit facilities, primarily our revolving credit facility.

Our credit facilities contain a number of restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include customary operating restrictions, including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments. We are also subject to customary financial covenants under our credit facilities, including a leverage ratio and an interest coverage ratio. These covenants under our credit facilities restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These facilities are described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of December 31, 2014, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 1.74x, providing $70.2 million of EBITDA cushion on the leverage ratio, as defined within our New Credit Facility.  To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2014, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets such as  sales we completed in 2013 and 2014. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

	2015	2016	2017	2018	2019	Thereafter	Totals
	(Dollars in thousands)
Loans Payable (1)	$4,284	$—	$—	$—	$—	$—	$4,284
Long-term debt (2)	4,099	4,106	3,991	3,877	3,897	287,757	307,727
Interest (3)	—	—	—	—	—	—	—
Operating lease obligations	11,832	7,009	3,800	2,807	2,525	7,095	35,068
Purchase commitments (4)	30,323	4,780	2,467	2,162	2,095	8,514	50,341
Taxes (5)	11,078	—	—	—	—	—	11,078
Retirement and other postemployment benefits(6)	10,696	10,731	—	—	—	—	21,427
	$72,312	$26,626	$10,258	$8,846	$8,517	$303,366	$429,925

_____________________

(1)	Loans Payable includes our loans payable to banks.
(2)	Long-term debt excludes imputed interest and executory costs on capitalized lease obligations.
(3)	Interest represents only contractual payments for fixed-rate debt.
(4)	Purchase commitments are noncancelable contractual obligations for raw materials and energy.
(5)

We have not projected payments past 2015 due to uncertainties in estimating the amount and period of any payments.  We have $36.9 million in gross liabilities related to unrecognized tax benefits, including $1.1 of accrued interest and penalties that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.

(6)

The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2016 due to uncertainties regarding the assumptions involved in estimating future required contributions.

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

Restructuring and Cost Reduction Programs

In recent years, we have developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America, Europe and Asia Pacific. Management continues to evaluate our businesses, and therefore, there may be additional provisions for new plan initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

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

Goodwill

We review goodwill for impairment each year using a measurement date of October 31st or more frequently in the event of an impairment indicator. We annually, or more frequently as warranted, evaluate the appropriateness of our reporting units utilizing operating segments as the starting point of our analysis.  In the event of a change in our reporting units, we would allocate goodwill based on the relative fair value. We estimate the fair values of the reporting units associated with these assets using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting units’ fair values, unless facts and circumstances exist that indicate more representative fair values. The income approach uses projected cash flows attributable to the reporting units over their useful lives and allocates certain corporate expenses to the reporting units. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be paid by a market participant in the purchase of similar businesses. If the fair value of any reporting unit was determined to be less than its carrying value, we would proceed to the second step and obtain comparable market values or independent appraisals of its assets and liabilities to determine the amount of any impairment.

The significant assumptions and ranges of assumptions we used in our impairment analyses of goodwill at October 31, 2014 and 2013, were as follows:

Significant Assumptions	2014	2013
Weighted-average cost of capital	12.0% - 12.5%	12.0% - 12.5%
Residual growth rate	3.0%	3.0%

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

Based on our 2014 annual impairment test performed as of October 31, 2014, the fair values of the remaining reporting units tested for impairment exceeded the carrying values of the respective reporting units by amounts ranging from 50% to 280% at the 2014 measurement date. The lowest cushion relates to the Pigments, Powders and Oxides reporting unit, which had a goodwill balance of $9.7 million at December 31, 2014.   A future potential impairment is possible for any of these reporting units if actual results are materially less than forecasted results. Some of the factors that could negatively affect our cash flows and, as a result, not support the carrying values of our reporting units are: new environmental regulations or legal restrictions on the use of our products that would either reduce our product revenues or add substantial costs to the manufacturing process, thereby reducing operating margins; new technologies that could make our products less competitive or require substantial capital investment in new equipment or manufacturing processes; and substantial downturns in economic conditions.

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

Deferred income taxes result from differences between the financial and tax basis of our assets and liabilities. We adjust our deferred income tax assets and liabilities for changes in income tax rates and income tax laws when changes are enacted. We record valuation allowances to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and the magnitude of appropriate valuation allowances against deferred income tax assets. The realization of these assets is dependent on generating future taxable income, our ability to carry back or carry forward net operating losses and credits to offset tax liabilities, as well as successful implementation of various tax strategies to generate tax where net operating losses or credit carryforwards exist. In evaluating our ability to realize the deferred income tax assets, we rely principally on the reversal of existing temporary differences, the availability of tax planning strategies, and forecasted income.

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

Precious metals (primarily silver, gold, platinum and palladium) represent a significant portion of raw material costs in our electronics products. When we enter into a fixed price sales contract at the customer’s request to establish the price for the precious metals content of the order, we also enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the precious metals content. Our current precious metal contracts are designated as normal purchase contracts, which are not marked to market.

We also purchase portions of our energy requirements, including natural gas and electricity, under fixed price contracts to reduce the volatility of cost changes. Our current energy contracts are designated as normal purchase contracts, which are not marked to market.

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans represent approximately 82% of pension plan assets, 76% of benefit obligations and 75% of net periodic pension cost.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value that recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 35% fixed income, 60% equity, and 5% other investments for U.S. plans and 75% fixed income, 24% equity, and 1% other investments for non-U.S. plans. In 2014, investment returns on average plan assets were approximately 7% within U.S. plans and 20% within non-U.S. plans. In 2013, investment returns on average plan assets were approximately 15% within U.S. plans and 6% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

All other assumptions are reviewed periodically by our actuaries and us and may be adjusted based on current trends and expectations as well as past experience in the plans. During the fourth quarter of 2014, the Company adopted the use of new mortality tables within its calculation assumptions, which had a one-time impact of increasing the liability. The new mortality tables reflect underlying increases in life expectancy of participants, thus driving longer benefit payment periods. The impact of the change in mortality assumption on the U.S. pension liability was an increase of the liability of approximately $18 million.

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25 Basis Point
	25 Basis Point	Decrease in
	Decrease in	Asset Return
	Discount Rate	Assumption
	(Dollars in thousands)
U.S. pension plans	$(563)	$953
U.S. retiree medical plan	(39)	N/A
Non-U.S. pension plans	(122)	201
Total	$(724)	$1,154

The following table provides the rates used in the assumptions and the changes between 2014 and 2013:

	2014	2013	Change
Discount rate used to measure the benefit cost:
U.S. pension plans	5.25%	4.30%	0.95%
U.S. retiree medical plan	4.90%	3.85%	1.05%
Non-U.S. pension plans	4.12%	4.00%	0.12%
Discount rate used to measure the benefit obligation:
U.S. pension plans	4.25%	5.25%	(1.00)%
U.S. retiree medical plan	3.95%	4.90%	(0.95)%
Non-U.S. pension plans	2.72%	4.12%	(1.40)%
Expected return on plan assets:
U.S. pension plans	8.20%	8.20%	—%
Non-U.S. pension plans	4.44%	4.45%	(0.01)%

Our overall net periodic benefit cost for all defined benefit plans was $84.4 million in 2014 compared with net periodic benefit income of $68.9 million in 2013. The change is mainly the result of mark to market actuarial net losses in the current year compared to mark to market actuarial net gains in 2013.

For 2015, assuming expected returns on plan assets and no actuarial gains or losses, we expect our overall net periodic benefit income to be approximately $7.6 million, compared with income of approximately $4.6 million in 2014 on a comparable basis.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and other productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $3.5 million at December 31, 2014. In addition, we purchase portions of our natural gas, electricity, and oxygen requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $46.9 million at December 31, 2014.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Carrying amount	$299,250	$52,765
Fair value	310,453	53,057
Change in annual interest expense from 1% change in interest rates	2,993	516
Fixed-rate debt:
Carrying amount	3,504	253,617
Fair value	2,861	269,238
Change in fair value from 1% increase in interest rates	NM	(10,061)
Change in fair value from 1% decrease in interest rates	NM	10,546
Foreign currency forward contracts:
Notional amount	145,920	244,921
Carrying amount and fair value	713	(2,255)
Change in fair value from 10% appreciation of U.S. dollar	1,292	12,867
Change in fair value from 10% depreciation of U.S. dollar	(1,579)	(15,727)

NM -- Not meaningful

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has classified the operations and related gains on sales of certain businesses as income from discontinued operations in the accompanying consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  Deloitte & Touche LLP

Cleveland, Ohio

February 25, 2015

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012

	(Dollars in thousands, except per share amounts)
Net sales	$1,111,626	$1,188,582	$1,267,695
Cost of sales	826,541	910,910	1,034,298
Gross profit	285,085	277,672	233,397
Selling, general and administrative expenses	286,762	150,753	271,837
Restructuring and impairment charges	8,849	40,929	225,724
Other expense (income):
Interest expense	16,263	20,152	20,912
Interest earned	(118)	(271)	(311)
Loss on extinguishment of debt	14,384	—	—
Foreign currency losses, net	1,159	4,205	2,167
Miscellaneous expense (income), net	622	(16,286)	1,555
(Loss) income before income taxes	(42,836)	78,190	(288,487)
Income tax (benefit) expense	(34,227)	14,285	97,617
(Loss) income from continuing operations	(8,609)	63,905	(386,104)
Income from discontinued operations, net of income taxes	94,840	8,540	13,070
Net income (loss)	86,231	72,445	(373,034)
Less: Net income attributable to noncontrolling interests	160	503	1,234
Net income (loss) attributable to Ferro Corporation common shareholders	$86,071	$71,942	$(374,268)

Amounts attributable to Ferro Corporation:
(Loss) income from continuing operations, net of income tax	(8,769)	63,402	(387,338)
Income from discontinued operations, net of income tax	94,840	8,540	13,070
Income (loss) attributable to Ferro Corporation	$86,071	$71,942	$(374,268)
Weighted-average common shares outstanding	86,920	86,484	86,288
Incremental common shares attributable to convertible preferred stock, performance shares, deferred stock units, and stock options	—	1,013	—
Weighted-average diluted shares outstanding	86,920	87,497	86,288
(Loss) earnings per share attributable to Ferro Corporation common shareholders:
Basic (loss) earnings:
Continuing operations	$(0.10)	$0.73	$(4.49)
Discontinued operations	1.09	0.10	0.15
	$0.99	$0.83	$(4.34)
Diluted (loss) earnings:
Continuing operations	$(0.10)	$0.72	$(4.49)
Discontinued operations	1.09	0.10	0.15
	$0.99	$0.82	$(4.34)

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income (loss)	$86,231	$72,445	$(373,034)
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(29,415)	(7,230)	(4,253)
Postretirement benefit liabilities loss	(1,054)	(705)	(910)
Other	—	7	(25)
Other comprehensive loss, net of income tax	(30,469)	(7,928)	(5,188)
Total comprehensive income (loss)	55,762	64,517	(378,222)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(11)	732	3,295
Comprehensive income (loss) attributable to Ferro Corporation	$55,773	$63,785	$(381,517)

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$140,500	$28,328
Accounts receivable, net	236,749	238,278
Inventories	158,368	144,780
Deferred income taxes	7,532	6,511
Other receivables	25,635	19,963
Other current assets	17,912	16,214
Current assets held-for-sale	27,087	101,315
Total current assets	613,783	555,389
Other assets
Property, plant and equipment, net	212,642	225,255
Goodwill	93,733	63,473
Intangible assets, net	57,309	13,027
Deferred income taxes	39,712	19,283
Other non-current assets	60,982	59,663
Non-current assets held-for-sale	18,737	72,102
Total assets	$1,096,898	$1,008,192
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,382	$44,729
Accounts payable	129,236	120,641
Accrued payrolls	36,051	42,320
Accrued expenses and other current liabilities	53,133	66,026
Current liabilities held-for-sale	10,016	40,015
Total current liabilities	236,818	313,731
Other liabilities
Long-term debt, less current portion	303,629	267,469
Postretirement and pension liabilities	167,772	119,600
Other non-current liabilities	50,359	30,656
Non-current liabilities held-for-sale	2,304	2,893
Total liabilities	760,882	734,349
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 87.0 million and 86.7 million shares outstanding at December 31, 2014, and December 31, 2013, respectively	93,436	93,436
Paid-in capital	317,404	318,055
Retained earnings (deficit)	71,407	(14,664)
Accumulated other comprehensive (loss) income	(21,805)	8,493
Common shares in treasury, at cost	(136,058)	(143,802)
Total Ferro Corporation shareholders’ equity	324,384	261,518
Noncontrolling interests	11,632	12,325
Total equity	336,016	273,843
Total liabilities and equity	$1,096,898	$1,008,192

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders

	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	Earnings	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss) (a)	Interests	Equity

	(In thousands)
Balances at December 31, 2011	6,865	$(153,617)	$93,436	$320,882	$287,662	$23,899	$10,232	$582,494
Net (loss) income	—	—	—	—	(374,268)	—	1,234	(373,034)
Other comprehensive (loss) income	—	—	—	—	—	(7,249)	2,061	(5,188)
Stock-based compensation transactions	97	2,012	—	770	—	—	—	2,782
Distributions to noncontrolling interests	—	—	—	—	—	—	(380)	(380)
Balances at December 31, 2012	6,962	(151,605)	93,436	321,652	(86,606)	16,650	13,147	206,674
Net income	—	—	—	—	71,942	—	503	72,445
Other comprehensive (loss) income	—	—	—	—	—	(8,157)	229	(7,928)
Stock-based compensation transactions	(232)	7,803	—	(3,597)	—	—	—	4,206
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,554)	(1,554)
Balances at December 31, 2013	6,730	(143,802)	93,436	318,055	(14,664)	8,493	12,325	273,843
Net income	—	—	—	—	86,071	—	160	86,231
Other comprehensive loss	—	—	—	—	—	(30,298)	(171)	(30,469)
Stock-based compensation transactions	(285)	7,744	—	(651)	—	—	—	7,093
Distributions to noncontrolling interests	—	—	—	—	—	—	(682)	(682)
Balances at December 31, 2014	6,445	$(136,058)	$93,436	$317,404	$71,407	$(21,805)	$11,632	$336,016

_____________________

(a)

Accumulated translation adjustments were ($22,623),  $6,621, and $14,080 and accumulated postretirement benefit liability adjustments were $888, $1,942, and $2,647 at December 31, 2014, 2013, and 2012, respectively, all net of tax.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$86,231	$72,445	$(373,034)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Gain) loss on sale of assets and businesses	(124,026)	(15,604)	505
Depreciation and amortization	38,490	50,028	57,384
Restructuring and impairment charges	11,564	20,581	221,596
Loss on extinguishment of debt	14,384	—	—
Provision for allowance for doubtful accounts	2,731	4,074	5,217
Retirement benefits	55,755	(97,053)	339
Deferred income taxes	(21,310)	7,853	107,575
Non-cash foreign currency losses (gains)	13,254	(13,028)	(6,815)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and trade notes receivable	(5,667)	16,224	(5,258)
Inventories	(12,575)	18,056	22,287
Other receivables and other current assets	(8,570)	(826)	13,192
Accounts payable	5,936	(27,963)	(18,359)
Accrued expenses and other current liabilities	(12,515)	(6,939)	4,409
Other operating activities	16,791	(9,384)	(5,380)
Net cash provided by operating activities	60,473	18,464	23,658
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(53,768)	(34,220)	(58,685)
Proceeds from sale of Specialty Plastics, net	88,337	—	—
Proceeds from sale of Polymer Additives, net	149,493	—	—
Proceeds from sale of Ferro Pfanstiehl Laboratories, net	—	16,912	—
Proceeds from sale of assets	6,740	33,261	3,043
Acquisition of Turkey commercial assets	(6,726)	—	—
Acquisition of Vetriceramici	(108,872)	—	—
Other investing activities	—	1,215	334
Net cash provided by (used in) investing activities	75,204	17,168	(55,308)
Cash flows from financing activities
Net (repayments) borrowings under loans payable (1)	(41,101)	(5,884)	39,934
Proceeds from revolving credit facility	457,907	449,268	395,576
Principal payments on revolving credit facility	(467,112)	(442,659)	(400,687)
Proceeds from term loan facility	300,000	—	—
Principal payments on term loan facility	(750)	—	—
Extinguishment of convertible senior notes	—	(35,066)	—
Repayment of 7.875% Senior Notes	(260,451)	—	—
Payment of debt issuance costs	(7,071)	—	—
Proceeds from exercise of stock options	684	666	107
Other financing activities	(249)	(3,040)	1,527
Net cash (used for) provided by financing activities	(18,143)	(36,715)	36,457
Effect of exchange rate changes on cash and cash equivalents	(5,362)	(165)	1,778
Increase (decrease) in cash and cash equivalents	112,172	(1,248)	6,585
Cash and cash equivalents at beginning of period	28,328	29,576	22,991
Cash and cash equivalents at end of period	$140,500	$28,328	$29,576
Cash paid during the period for:
Interest	$28,536	$26,775	$26,468
Income taxes	$9,376	$5,815	$4,657

_____________________

(1)	Includes cash flows related to our domestic accounts receivable sales program, international accounts receivable sales programs and loans payable to banks.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012

1. Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) produces performance materials for a broad range of manufacturers in diversified industries throughout the world. Our products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. We use inorganic and organic chemical processes, polymer science and materials science to develop and produce these performance materials. Performance materials require a high degree of technical service on an individual customer basis. The value of our products stems from the results and performance they achieve in actual use. During 2014, we sold substantially all of the assets within our Polymer Additives and Specialty Plastics reportable segments. We now manage our businesses through four business units that are differentiated from one another by product type. We have grouped these units by their product type below:

Performance Materials
• Tile Coating Systems
• Porcelain Enamel
• Performance Colors and Glass
• Pigments, Powders and Oxides

We produce our products primarily in Europe-Middle East, the United States (“U.S.”), the Asia-Pacific region, and Latin America.

We sell our products directly to customers and through the use of agents or distributors throughout the world. Our products are sold principally in the U.S., Europe-Middle East, the Asia-Pacific region, and Latin America. Our customers manufacture products to serve a variety of end markets, including building and renovation, electronics, automobiles, appliances, household furnishings, packaging, and industrial products.

The Company owns 51% of an operating affiliate in Venezuela that is a consolidated subsidiary of Ferro, and had $8.5 million of assets and $4.3 million of liabilities that are included in the consolidated balance sheets at December 31, 2014.  In the first quarter of 2014, the Venezuelan government introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available, which we concluded to be SICAD I.  The impact of the remeasurement in 2014, prior to adjustment for losses allocated to our noncontrolling interest partner, was a loss of $1.6 million, which is recorded within foreign currency losses, net within our consolidated statement of operations for the year ended December 31, 2014.

During the second quarter of 2014, substantially all of the assets and liabilities of our Specialty Plastics and Polymer Additives reportable segments were classified as held-for-sale in the accompanying consolidated balance sheets. As further discussed in Note 3, the Specialty Plastics sale closed on July 1, 2014, and the North America-based Polymer Additives sale closed on December 19, 2014. Therefore, the Specialty Plastics and Polymer Additives operating results, net of income tax, and assets and liabilities have been classified as discontinued operations in the accompanying consolidated statements of operations, balance sheets and these notes for all periods presented. Refer to Note 3 for further details.

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

Years ended December 31, 2014, 2013 and 2012 — (Continued)

we do not own 100% of the equity interests, either directly or indirectly through our subsidiaries. These entities have non-controlling interest ownerships ranging from 5% to 49%.

When we acquire a subsidiary, its financial results are included in our consolidated financial statements from the date of the acquisition. When we dispose of a subsidiary, its financial results are included in our consolidated financial statements until the date of the disposition. In the event that a disposal group meets the criteria for discontinued operations, prior periods are adjusted to reflect the classification.

Use of Estimates and Assumptions in the Preparation of Financial Statements

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make estimates and to use judgments and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses recorded and disclosed. The more significant estimates and judgments relate to revenue recognition, restructuring and cost reduction programs, goodwill, asset impairment, income taxes, pension and other postretirement benefits, inventories, and environmental liabilities. Actual outcomes could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows.

Foreign Currency Translation

The financial results of our operations outside of the U.S. are recorded in local currencies, which generally are also the functional currencies for financial reporting purposes. The results of operations outside of the U.S. are translated from these functional currencies into U.S. dollars using the average monthly currency exchange rates. We use the average currency exchange rate for these results of operations as a reasonable approximation of the results had specific currency exchange rates been used for each individual transaction. Foreign currency transaction gains and losses are recorded as incurred as Other expense (income) in the consolidated statements of operations. Assets and liabilities are translated into U.S. dollars using exchange rates at the balance sheet dates, and we record the resulting foreign currency translation adjustment as a separate component of Accumulated other comprehensive (loss) income in equity.

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

Additionally, we provide certain of our customers with incentive rebate programs to promote customer loyalty and encourage greater product sales. We accrue customer rebates over the rebate periods based upon estimated attainments of the provisions in the rebate agreements and record these rebate accruals as reductions of sales.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in Selling, general and administrative expenses. Expenditures for company-sponsored research and development activities were approximately $19.2 million for 2014, $22.8 million for 2013 and $25.5 million for 2012.

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

Asset Impairment

The Company’s long-lived assets include property, plant and equipment, goodwill, and intangible assets. We review property, plant and equipment and intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

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

The carrying amount of property, plant and equipment and intangible assets is not recoverable if the carrying value of the asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the event of impairment, we recognize a loss for the excess of the recorded value over fair value. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of review.

We review goodwill for impairment annually using a measurement date of October 31, primarily due to the timing of our annual budgeting process, or more frequently in the event of an impairment indicator. The fair value of each reporting unit that has goodwill is estimated using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting unit’s fair value, unless facts or circumstances exist which indicate a more representative fair value. The income approach is a discounted cash flow model, which uses projected cash flows attributable to the reporting unit, including an allocation of certain corporate expenses based primarily on a proportional sales method. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be paid by a market participant in the purchase of the reporting units based on a comparison to similar businesses. If the fair value of any reporting unit was determined to be less than its carrying value, we would obtain comparable market values or independent appraisals of its net assets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

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

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified from accumulated other comprehensive income into earnings when the hedged transaction affects earnings.  As of December 31, 2014, we did not have any derivative instruments classified as cash flow hedges. The ineffective portion, if any, in the change in value of these derivatives is immediately recognized in earnings. For derivatives that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. We use derivatives only to manage well-defined risks and do not use derivatives for speculative purposes.

Postretirement and Other Employee Benefits

We recognize postretirement and other employee benefits as employees render the services necessary to earn those benefits. We determine defined benefit pension and other postretirement benefit costs and obligations with the assistance of third parties who perform certain actuarial calculations. The calculations and the resulting amounts recorded in our consolidated financial statements are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for plan-eligible employees, estimated changes in costs of healthcare benefits, mortality tables, and other factors. We evaluate the assumptions used on an annual basis.

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

We recognize interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations.

Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. These instruments are carried at cost, which approximates fair value.

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

Years ended December 31, 2014, 2013 and 2012 — (Continued)

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

	2014	2013	2012
	(Dollars in thousands)
Allowance for doubtful accounts	$10,325	$12,093	$13,819
Bad debt expense	2,657	3,961	5,076

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

In 2011, we entered into several international programs to sell with recourse trade accounts receivable to financial institutions. Advances received under these programs were accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. During 2013, the international factoring programs expired and were not renewed.

Inventories

We value inventory at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method. We periodically evaluate the net realizable value of inventories based primarily upon their age, but also upon assumptions of future usage in production, customer demand and market conditions. Inventories have been reduced to the lower of cost or market value by allowances for slow moving or obsolete goods.

We maintain raw materials on our premises that we do not own, including precious metals consigned from financial institutions and customers, and raw materials consigned from vendors. Although we have physical possession of the goods, their value is not reflected on our balance sheet because we do not have title.

We obtain precious metals under consignment agreements with financial institutions for periods of one year or less. These precious metals are primarily silver, gold, platinum, and palladium and are used in the production of certain products for our customers. Under these arrangements, the financial institutions own the precious metals, and accordingly, we do not report these precious metals as inventory on our consolidated balance sheets although they physically are in our possession. These agreements are cancelable by either party at the end of each consignment period, however, because we have access to a number of consignment arrangements with available capacity, our consignment needs can be shifted among the other participating institutions in order to ensure our supply. In certain cases, these financial institutions require cash deposits to provide additional collateral beyond the value of the underlying precious metals. The financial institutions charge us fees for these consignment arrangements, and these fees are recorded as cost of sales.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

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

We actively monitor the status of sites, and, as assessments and cleanups proceed, we update our assumptions and adjust our estimates as necessary. Because the timing of related payments is uncertain, we do not discount the estimated remediation costs.

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

Years ended December 31, 2014, 2013 and 2012 — (Continued)

parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity, and the treatment of business combinations achieved in stages involving a foreign entity. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations: Pushdown Accounting, which is codified in ASC Topic 805, Business Combinations.  This pronouncement provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which the acquirer obtains control over the acquired entity.  Adoption of this pronouncement did not have a material effect on our consolidated financial statements.

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which is codified in ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant, and Equipment. This pronouncement changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for our fiscal year that begins January 1, 2015. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is in the process of determining the impact of this ASU on our consolidated financial statements.

In December 2014, the FASB issued ASU No. 2014-18, Accounting for Identifiable Intangible Assets in a Business Combination. ASU 2014-18 is an accounting alternative which applies when an entity is required to recognize or otherwise consider the fair value of intangible assets as a result of a specific transaction.  It is effective for the first transaction within the scope of the accounting alternative that occurs in fiscal years beginning after December 15, 2015, and for interim and annual periods thereafter.  If the first transaction occurs in a fiscal year beginning after December 15, 2016, then this is effective for the interim period that includes the date of the transaction and for interim and annual periods thereafter.  Early adoption is permitted.  We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

3. Discontinued Operations

During the fourth quarter of 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business to Polymer Additives, Inc. for a cash purchase price of $153.5 million.  The transaction resulted in net proceeds of $149.5 million after expenses, and a gain of approximately $72.7 million.  Assets included in the transaction were Ferro’s plants in the United States, its manufacturing operation in Newport, United Kingdom, certain assets at Ferro’s former Baton Rouge, Louisiana plant and its polymer additives research and development lab in Independence, Ohio.  The four plants in the United States that were sold are

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

located in Bridgeport, New Jersey; Cleveland, Ohio; Walton Hills, Ohio; and Fort Worth, Texas. Excluded from this transaction are the Company’s Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities. We have classified the assets and liabilities of the sold business as held-for-sale in the accompanying consolidated balance sheets as of December 31, 2013, and have classified the operating results and gain on sale, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

During the third quarter of 2014, we sold substantially all of the assets related to our Specialty Plastics business to A. Schulman, Inc. and its wholly owned subsidiary, A. Schulman Castellon, S.L.U. (collectively "Schulman") for a cash purchase price of $91.0 million. The transaction resulted in net proceeds of $88.3 million after expenses, and a gain of approximately $54.9 million. Assets included in the transaction were Ferro's plastics manufacturing sites in Stryker, Ohio; Evansville and Plymouth, Indiana; Carpentersville, Illinois; and Castellon, Spain.  We have classified the Specialty Plastics assets and liabilities as held-for-sale in the accompanying consolidated balance sheet as of December 31, 2013, and have classified the operating results and gain on sale, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

During the second quarter of 2014, we commenced a process to market for sale all of the assets of our Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, were met.  For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities and (2) the remainder of the Polymer Additives assets, our North America-based Polymer Additives business.  As discussed above, our North America-based Polymer Additives business was sold during the fourth quarter of 2014.  As the Europe-based Polymer Additives assets have met the criteria to be recorded as held-for-sale, they are required to be recorded at the lesser of carrying value, or fair value less costs to sell.  As discussed in Note 6 - Property, Plant and Equipment, the Europe-based Polymer Additives assets had a carrying value that exceeded fair value, resulting in an impairment charge of $21.6 million that has been recorded in Income from discontinued operations, net of income tax, for the year ended December 31, 2014.

During the first quarter of 2013, we completed the sale of the stock of our pharmaceuticals business, Ferro Pfanstiehl Laboratories, Inc. (“FPL”), which was previously reported within the Pharmaceuticals reportable segment.  Consideration was comprised of a $16.9 million cash payment, and the transaction also included an earn-out incentive of up to $8.0 million based on achieving certain earnings targets over a two-year period. In March 2013, prior to the sale, an impairment loss of $8.7 million associated with the long lived assets of FPL was recorded under ASC Topic 360, Property, Plant and Equipment. The write-down was determined by estimating the fair value of the assets less cost to sell of $14.8 million using the market approach considering a bona fide purchase offer, a Level 3 measurement within the fair value hierarchy.  Ferro has classified FPL's operating results, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all relevant periods presented.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The table below summarizes results for Polymer Additives, Specialty Plastics and FPL, for the years ended December 31, 2014, 2013 and 2012, which are reflected in our consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	2014	2013	2012
	(Dollars in thousands)
Net sales	$343,348	$451,615	$500,936
Cost of sales	295,697	397,534	436,471
Gross profit	47,651	54,081	64,465
Selling, general and administrative expenses	17,737	26,710	30,821
Restructuring and impairment charges	21,769	9,486	95
Interest expense	3,846	7,770	7,067
Gain on sale of business, net	(127,579)	—	—
Miscellaneous expense, net	1,090	993	1,544
Income from discontinued operations before income taxes	130,788	9,122	24,938
Income tax expense	35,948	582	11,868
Income from discontinued operations, net of income taxes	$94,840	$8,540	$13,070

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2014, and December 31, 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Accounts receivable, net	$5,959	$49,647
Inventories	19,217	45,436
Other current assets	1,911	6,232
Current assets held-for-sale	27,087	101,315
Property, plant and equipment, net	18,174	71,849
Other non-current assets	563	253
Non-current assets held-for-sale	18,737	72,102
Total assets held-for-sale	$45,824	$173,417

Accounts payable	$8,181	$33,235
Accrued expenses and other current liabilities	1,835	6,780
Current liabilities held-for-sale	10,016	40,015
Other non-current liabilities	2,304	2,893
Total liabilities held-for-sale	$12,320	$42,908

4. Acquisitions

During the fourth quarter of 2014, Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, acquired 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for a purchase price of €87.2 million in cash, or $108.9 million, based on the exchange rate on the closing date of December 1, 2014. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products (principally ceramic glazes, frits, inks and screen printing bases) to its customers for the production of ceramic tiles, with some diversification in the glass sector.  Vetriceramici currently has manufacturing facilities in Italy and Mexico, a mixing plant in Poland and research and development and sales offices in Italy and Turkey.  We expect to achieve synergies and cost reductions by eliminating redundant processes and facilities.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The acquired business contributed net sales of $4.1 million and net loss attributable to Ferro of $0.6 million for the period from December 1, 2014, to December 31, 2014.  The Company incurred acquisition costs during the year ended December 31, 2014, totaling $1.7 million which are included in Selling, general and administrative expenses in the consolidated statements of operations.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. The purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

The following table summarizes the preliminary purchase price allocations:

December 1, 2014
(Dollars in thousands)
Net working capital (1)	$27,055
Real property	8,291
Personal property	12,204
Other assets and liabilities	(13,169)
Intangibles	42,060
Goodwill	32,431
Net assets acquired	$108,872

(1)	Net working capital is defined as current assets less current liabilities, and includes an estimate of potential transactional adjustments.

The estimated fair value of the receivables acquired is $26.0 million, with a gross contractual amount of $27.0 million. The Company preliminarily recorded acquired intangible assets subject to amortization of $37.9 million, which is comprised of $27.8 million of customer relationships and $10.1 million of technology/know-how, which will be amortized over 20 and 10 years, respectively.  The Company preliminarily recorded acquired indefinite-lived intangible assets of $4.2 million related to trade names and trademarks. Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and is a result of anticipated synergies.  Goodwill is not expected to be deductible for tax purposes.

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million, which is recorded in Intangible assets, net on the consolidated balance sheets.

Pro forma results of operations for the acquisitions noted above have not been presented as they were immaterial to the reported results.

5. Inventories

   Inventory at December 31 consisted of the following:

	2014	2013
	(Dollars in thousands)
Raw materials	$46,605	$45,542
Work in process	32,356	29,436
Finished goods	79,407	69,802
Total inventories	$158,368	$144,780

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.8 million for 2014, $3.0 million for 2013, and $6.5 million for 2012. We

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

had on hand precious metals owned by participants in our precious metals consignment program of $26.6 million at December 31, 2014, and $30.8 million at December 31, 2013, measured at fair value based on market prices for identical assets.

6. Property, Plant and Equipment

   Property, Plant and Equipment at December 31 consisted of the following:

	2014	2013

	(Dollars in thousands)

Land	$10,086	$9,284
Buildings	163,581	130,052
Machinery and equipment	472,285	488,794
Construction in progress	9,112	6,815
Total property, plant and equipment	655,064	634,945
Total accumulated depreciation	(442,422)	(409,690)
Property, plant and equipment, net	$212,642	$225,255

Depreciation expense was $31.3 million for 2014,  $32.4 million for 2013, and $36.4 million for 2012. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, were $7.9 million for 2014,  $8.8 million for 2013, and $5.6 million for 2012.

During the second quarter of 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil, which resulted in gains of $1.2 million and $0.4 million, respectively.  The gains on sale were offset by losses associated with the loss on sale of our corporate related real estate and the write-off of tenant improvements of $3.5 million and $1.3 million, respectively.  The net loss of $3.3 million related to these transactions is recorded in Miscellaneous expense (income), net within our consolidated statements of operations for the year ended December 31, 2014.

As discussed in Note 3 - Discontinued Operations, during the second quarter of 2014, our Europe-based Polymer Additives assets were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment.   As such, these assets were tested for impairment comparing the fair value of the assets less costs to sell, to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell was less than the carrying value.  As a result of the analysis, the assets had a carrying value that exceeded fair value, resulting in impairment charges totaling $21.6 million. The impairment charges are included in Income from discontinued operations, net of income taxes in our consolidated statements of operations for the year ended December 31, 2014.  In accordance with GAAP, we reassessed the fair value of the assets compared to their carrying value in the fourth quarter, and concluded that there was no additional impairment.

During the fourth quarter of 2013, we tested certain property, plant and equipment held for use for impairment under ASC Topic 360, Property, Plant and Equipment.  Triggered by a change in expected use of a Performance Coatings operating facility in Suzhou, China in the fourth quarter of 2013, we performed the two step impairment analysis as prescribed by ASC Topic 360.  As that analysis indicated that the carrying value of those assets was no longer recoverable, we estimated the fair value of the assets within the asset group using adjusted market prices for similar assets, a Level 3 measurement in the fair value hierarchy.  As a result of the analysis, assets held for use with a carrying value of $20.5 million were written down to $13.0 million.  The impairment charge of $7.5 million is included in Restructuring and impairment charges in our statements of operations for the year ended December 31, 2013.

During the first quarter of 2013, we sold assets related to our solar pastes product line. The consideration received for the assets sold was $10.9 million, and resulted in a gain on the transaction of $9.0 million which is included within Miscellaneous expense (income), net within the consolidated statement of operations for the year ended December 31, 2013.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

In the first quarter of 2013, prior to the sale of Ferro Pfanstiehl Laboratories, Inc, we recorded an impairment loss of $8.7 million, which is recorded in Income from discontinued operations, net of income taxes in our consolidated statements of operations for the year ended December 31, 2013.  Refer to Note 3 for additional details regarding the sale.

In 2012, due to deterioration in our forecast for our solar assets, we tested certain property, plant, and equipment held for use for impairment under ASC Topic 360, Property, Plant and Equipment. We estimated the fair value of these assets using discounted cash flow models, Level 3 measurements within the fair value hierarchy. As a result, assets held for use with a carrying value of $38.9 million were written off, and the impairment charge of $38.9 million is included in Restructuring and impairment charges in our consolidated statements of operations. Further, additional assets with a carrying value of $12.5 million were written down to $4.6 million under ASC Topic 350, Intangibles - Goodwill and Other. The $7.9 million impairment charge is included in Restructuring and impairment charges in our consolidated statements of operations for the year ended December 31, 2012.

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
December 31, 2014	$—	$—	$37,400	$37,400	$(21,566)
December 31, 2013	$—	$—	$13,000	$13,000	$(7,484)
December 31, 2012	$—	$—	$—	$—	$(38,942)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7. Goodwill and Other Intangible Assets

During 2013, the Company reorganized its operating segments to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated.  The change in the operating segments resulted in a change in reporting units and consequently a change in the allocation of goodwill.  The goodwill previously recorded within the Color and Glass Performance Materials segment was allocated between the Pigments, Powders and Oxides and the Performance Colors and Glass segments based on relative fair value at the time of the change in operating segments.  The increase in goodwill in 2014 is due to the Vetriceramici acquisition. Refer to footnote 4 for additional detail.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Details and activity of goodwill by segment follow:

			Color and
			Glass	Pigments,	Performance
	Electronic	Performance	Performance	Powders and	Colors and
	Materials	Coatings	Materials	Oxides	Glass	Total
	(Dollars in thousands)
Balances at December 31, 2012
Gross goodwill	$153,566	$45,844	$62,400	$—	$—	$261,810
Accumulated impairment losses	(153,566)	(45,269)	—	—	—	(198,835)
	—	575	62,400	—	—	62,975
Segment reorganization (1)	—	—	(62,400)	9,435	52,965	—
Other adjustments	—	—	—	(3)	(15)	(18)
Foreign currency adjustments	—	11	—	76	429	516
Balances at December 31, 2013
Gross goodwill	—	45,855	—	9,508	53,379	108,742
Accumulated impairment losses	—	(45,269)	—	—	—	(45,269)
	—	586	—	9,508	53,379	63,473
Acquisitions	—	31,423	—	—	1,008	32,431
Other adjustments	—	—	—	(19)	(90)	(109)
Foreign currency adjustments	—	(418)	—	187	(1,831)	(2,062)
Balances at December 31, 2014
Gross goodwill	—	76,860	—	9,676	52,466	139,002
Accumulated impairment losses	—	(45,269)	—	—	—	(45,269)
	$—	$31,591	$—	$9,676	$52,466	$93,733
(1)	Reallocation of goodwill based on changes in reportable segments. Refer to footnote 19 for additional detail.

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill follow:

Significant Assumptions	2014	2013
Weighted-average cost of capital	12.0% - 12.5%	12.0% - 12.5%
Residual growth rate	3.0%	3.0%

During the fourth quarter of 2014 and 2013, we performed our annual goodwill impairment testing. The test entailed comparing the fair value of our reporting units to their carrying value as of the measurement date of October 31, 2014 and October 31, 2013, respectively.  We performed step 1 of the annual impairment test as defined in ASC Topic 350, Intangibles - Goodwill and Other.  The result of the test was that there were no indicators of impairment.  The Company preliminarily recorded goodwill of $32.4 million related to the acquisition of Vetriceramici during the fourth quarter of 2014.  There were no indicators of impairment between the acquisition date and December 31, 2014.

During 2012, deterioration in our forecast for our Electronic Materials reporting unit indicated that the carrying value of the Electronic Materials reporting unit exceeded its fair value.  We estimated this fair value using the average of both the income approach and the market approach, resulting in a full impairment of its goodwill with an impairment charge of $153.6 million being included in Restructuring and impairment charges in our consolidated statements of operations.

		Fair Value Measurements Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	(Losses)
	(Dollars in thousands)
Goodwill
2012	$—	$—	$—	$—	$(153,566)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Amortizable intangible assets at December 31 consisted of the following:

	Estimated
	Economic Life	2014	2013
		(Dollars in thousands)
Gross amortizable intangible assets:
Patents	10 - 16 years	$5,404	$5,634
Land rights	20 - 40 years	5,091	5,172
Technological know-how and other (1)	5 - 30 years	58,378	15,996
Total gross amortizable intangible assets		68,873	26,802
Accumulated amortization:
Patents		(4,866)	(4,880)
Land rights		(2,614)	(2,529)
Technological know-how and other		(8,148)	(6,366)
Total accumulated amortization		(15,628)	(13,775)
Amortizable intangible assets, net		$53,245	$13,027
(1)	Included in technological know-how and other intangibles for 2014 is $32.6 million of customer relationships related to the Vetriceramici and Turkey acquisitions.

Indefinite-lived intangible assets at December 31 consisted of the following:

	2014	2013
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$4,064	$—

In 2013, we determined it was more likely than not that the intangible asset associated with our grinding fluids operations would be disposed of significantly before the end of its previously determined useful life. At December 31, 2013, the net book value of the intangible asset was approximately $2.1 million and it had a remaining useful life of approximately 11 years. We performed the analysis required under ASC Topic 350, Intangibles - Goodwill and Other, and concluded under step 1 that the carrying value of the intangible asset was not recoverable. Further analysis under step 2 resulted in an impairment of $2.1 million. The fair value of the asset was determined utilizing the market approach based on bona fide third-party offers for the asset, a level 3 measurement in the fair value hierarchy. In the first quarter of 2014, the asset was sold.

		Fair Value Measurements Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	(Losses)
	(Dollars in thousands)
Amortizable intangible asset:
2013	$—	$—	$—	$—	$(2,102)

We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $2.3 million for 2014, $2.5 million for 2013, and $1.9 million for 2012. Aggregate amortization expense for amortizable intangible assets is expected to be approximately $4.8 million for 2015, $4.7 million for 2016, $4.3 million for 2017, $3.9 million for 2018 and $3.9 million for 2019.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

8. Debt and Other Financing

Loans payable and current portion of long-term debt at December 31 consisted of the following:

	2014	2013
	(Dollars in thousands)
Loans payable	$4,284	$2,561
Domestic accounts receivable asset securitization program	—	41,000
Current portion of long-term debt	4,098	1,168
Loans payable and current portion of long-term debt	$8,382	$44,729

Long-term debt at December 31 consisted of the following:

	2014	2013
	(Dollars in thousands)
7.875% Senior Notes	$—	$250,000
Revolving credit facility	—	9,204
Term loan facility	299,250	—
Capital lease obligations	4,973	5,816
Other notes	3,504	3,617
Total long-term debt	307,727	268,637
Current portion of long-term debt	(4,098)	(1,168)
Long-term debt, less current portion	$303,629	$267,469

The annual maturities of long-term debt for each of the five years after December 31, 2014, are as follows:

(Dollars in thousands)
2015	$4,428
2016	4,389
2017	4,238
2018	4,086
2019	4,065
Thereafter	288,324
Total maturities of long-term debt	309,530
Imputed interest and executory costs on capitalized lease obligations	(1,803)
Total long-term debt	$307,727

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

Years ended December 31, 2014, 2013 and 2012 — (Continued)

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

At December 31, 2014, the Company had borrowed $299.3 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At December 31, 2014, there were no borrowings under the revolving credit facilities. After reductions for outstanding letters of credit secured by these facilities, we had $194.7 million of additional borrowings available at December 31, 2014.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At December 31, 2014, we were in compliance with the covenants of the New Credit Facility.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

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

7.875% Senior Notes

In 2010, we issued $250 million of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at par and bore interest at a rate of 7.875% per year, payable semi-annually in arrears on February 15 and August 15 of each year.  In July 2014, the Company commenced a tender offer for any and all of its outstanding Senior Notes at a price of $1,043 per $1,000 principal amount of Senior Notes.  Approximately $143.0 million of the Senior Notes were purchased through the tender offer and the remaining $107.0 million were redeemed in the third quarter of 2014, at prices ranging from 100% to 103.938% of the principal amount, in accordance with the debt agreement.  The redemption utilized proceeds from our New Credit Facility, as discussed above, and the proceeds from the sale of the Specialty Plastics business, as discussed in Note 3.

In conjunction with the redemption of the Senior Notes, we recorded a charge of $13.5 million, which is comprised of a repurchase premium of $10.5 million and the write-off of unamortized issuance costs of $3.0 million. This charge is included within Loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2014.

Revolving Credit Facility

In 2010, we entered into the Third Amended and Restated Credit Agreement with a group of lenders for a five-year, $350 million multi-currency senior revolving credit facility (the “2010 Credit Facility”), which was amended in March of 2013  (the “2013 Amended Credit Facility”) to provide additional operating flexibility.   In August 2014, the 2013 Amended Credit Facility was terminated and repaid, using proceeds from the New Credit Facility, as discussed above. In conjunction with the termination, the Company recorded a charge of $0.9 million related to the write-off of unamortized issuance costs, which is included within Loss on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2014.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $10.8 million at December 31, 2014, and $17.1 million at December 31, 2013. The unused portions of these lines provided additional liquidity of $9.3 million at December 31, 2014, and $10.1 million at December 31, 2013.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

9. Financial Instruments

The following table presents financial instrument assets (liabilities) at the carrying amount, fair value and classification within the fair value hierarchy:

	December 31, 2014					December 31, 2013
	Carrying	Fair Value				Carrying	Fair
	Amount	Total	Level 1	Level 2	Level 3	Amount	Value
	(Dollars in thousands)
Cash and cash equivalents	$140,500	$140,500	$140,500	$—	$—	$28,328	$28,328
Loans payable	(4,284)	(4,284)	—	(4,284)	—	(43,561)	(43,561)
7.875% Senior Notes	—	—	—	—	—	(250,000)	(266,250)
Revolving credit facility	—	—	—	—	—	(9,204)	(9,496)
Term loan facility	(299,250)	(310,453)	—	(310,453)	—	—	—
Other long-term notes payable	(3,504)	(2,861)	—	(2,861)	—	(3,617)	(2,988)
Foreign currency forward contracts, net	713	713	—	713	—	(2,255)	(2,255)

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  The fair value of the 7.875% Senior Notes was based on trades in an active market.  The fair values of the revolving credit facility, the term loan facility and the other long-term notes are based on the present value of expected future cash flows and interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms remaining maturities adjusted for the Company’s non-performance risk.

Derivative Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade, primarily intercompany transactions, and reported as foreign currency losses, net in the consolidated statements of operations. Net foreign currency loss was approximately $1.2 million in 2014, $4.2 million in 2013, and $2.2 million in 2012, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We incurred net gains of $10.5 million in 2014, net losses of $8.1 million in 2013 and net gains of $0.5 million in 2012, arising from the change in fair value of our financial instruments, which are netted against the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $145.9 million at December 31, 2014, and $244.9 million at December 31, 2013.

The following table presents the effect on our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively, of foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings

	2014	2013	2012	Location of Gain (Loss) in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$10,526	$(8,060)	$474	Foreign currency losses, net

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The following table presents the fair value on our consolidated balance sheets at December 31 of foreign currency forward contracts:

	2014	2013	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$1,599	$186	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(886)	$(2,441)	Accrued expenses and other current liabilities

10. Income Taxes

Income tax (benefit) expense is based on our (losses) earnings from continuing operations before income taxes as presented in the following table:

	2014	2013	2012
	(Dollars in thousands)
U.S.	$(69,868)	$77,013	$(244,798)
Foreign	27,032	1,177	(43,689)
Total	$(42,836)	$78,190	$(288,487)

Our income tax (benefit) expense from continuing operations consists of the following components:

	2014	2013	2012
	(Dollars in thousands)
Current:
U.S. federal	$(25,712)	$(10,370)	$(9,409)
Foreign	12,181	18,761	3,493
State and local	(1,272)	165	(293)
Total current	(14,803)	8,556	(6,209)
Deferred:
U.S. federal	1,168	12,145	76,488
Foreign	(20,684)	(6,416)	19,129
State and local	92	—	8,209
Total deferred	(19,424)	5,729	103,826
Total income tax (benefit) expense	$(34,227)	$14,285	$97,617

In addition, income tax (benefit) expense that we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

	2014	2013	2012
	(Dollars in thousands)
Foreign currency translation adjustments	$—	$—	$144
Postretirement benefit liability adjustments	(45)	(244)	(140)
Stock options exercised	(835)	—	249
Total income tax (benefit) expense allocated to Ferro Corporation shareholders' equity	$(880)	$(244)	$253

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2014	2013	2012
	(Dollars in thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustment of valuation allowance	40.6	(27.0)	(62.6)
Foreign tax rate difference	16.2	0.4	(1.0)
Research and development credit	7.8	—	0.1
State taxes	5.4	(0.5)	2.1
U.S. tax costs of foreign dividends	4.7	1.7	(0.2)
Domestic production activities deduction	3.1	—	—
Goodwill dispositions and impairments	0.8	(0.3)	(4.0)
Foreign currency	(0.1)	0.1	(0.1)
Uncertain tax positions	(4.3)	0.4	0.1
Tax rate changes	(4.6)	(0.7)	(0.3)
Miscellaneous	(6.7)	1.5	(0.8)
Net adjustment of prior-year accrual, including tax audit settlements	(8.1)	2.0	(0.7)
Expired tax credits and NOLs	(9.9)	8.7	(1.4)
Book to tax difference on sale of assets	—	(3.0)	—
Effective tax rate	79.9%	18.3%	(33.8)%

We have refundable income taxes of $4.0 million at December 31, 2014, and $3.6 million at December 31, 2013, classified as Other receivables on our consolidated balance sheets. We also have income taxes payable of $11.1 million at December 31, 2014, and $1.0 million at December 31, 2013, classified as Accrued expenses and other current liabilities on our consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The components of deferred tax assets and liabilities at December 31 were:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Foreign operating loss carryforwards	$54,323	$62,256
Pension and other benefit programs	51,510	31,545
Foreign tax credit carryforwards	24,646	30,322
Accrued liabilities	18,277	18,066
Other credit carryforwards	13,882	16,294
Other	5,954	7,979
State operating loss carryforwards	4,860	8,956
Capitalized interest	3,402	4,903
Inventories	2,609	3,756
Allowance for doubtful accounts	2,500	3,062
Capitalized research costs	1,747	3,578
Domestic operating loss carryforwards	—	17,484
Property, plant and equipment and intangibles -- depreciation and amortization	—	9,932
Total deferred tax assets	183,710	218,133
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	894	1,795
Property, plant and equipment and intangibles -- depreciation and amortization	4,176	—
Other	327	357
Total deferred tax liabilities	5,397	2,152
Net deferred tax assets before valuation allowance	178,313	215,981
Valuation allowance	(147,887)	(193,984)
Net deferred tax assets	$30,426	$21,997

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

At December 31, 2014, we had $2.8 million of tax benefits from federal and state operating loss carryforwards and $59.8 million from foreign operating loss carryforwards, some of which can be carried forward indefinitely and others that expire in one to twenty years. At December 31, 2014, we had $53.0 million of tax benefits from tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss	Tax Credit
	Carryforwards	Carryforwards
Expiring in:	(Dollars in thousands)
2015	$1,829	$8,997
2016-2020	16,102	22,327
2021-2025	1,859	12,811
2026-2030	1,334	5,196
2031-2035	573	882
2036-Indefinitely	40,907	2,832
Total	$62,604	$53,045

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was the cumulative loss incurred over the three year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Based on this assessment, the Company has recorded a valuation allowance of $147.9 million in order to measure only the portion of the deferred tax assets that more likely than not will be realized. The most significant items that decreased the valuation allowance from 2013 to 2014 primarily related to the utilization of fully valued net operating losses in the current year and the removal of a full valuation allowance in select jurisdictions.

As of December 31, 2014, we achieved three years of cumulative pretax income in specific jurisdictions, the most significant jurisdictions being Spain and France, therefore, management determined that there is sufficient positive evidence, including other factors, to conclude that it is more likely than not that additional deferred taxes of $31.7 are realizable and reduced the valuation allowance accordingly.

We classified net deferred income tax assets as of December 31 as detailed in the following table:

	2014	2013
	(Dollars in thousands)
Current assets	$7,532	$6,584
Non-current assets	40,275	19,451
Current liabilities	(1,298)	(1,660)
Non-current liabilities	(16,083)	(2,378)
Net deferred tax assets	$30,426	$21,997

Activity and balances of unrecognized tax benefits are summarized below:

	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$38,739	$28,686	$32,131
Additions based on tax positions related to the current year	3,411	3,701	4,567
Additions for tax positions of prior years	1,908	8,524	560
Reductions for tax positions of prior years	(2,551)	(153)	(354)
Reductions as a results of expiring statutes of limitations	(700)	(449)	(5,272)
Foreign currency translation of non-U.S. dollar denominated reserves	(1,953)	292	222
Settlements with taxing authorities	(1,975)	(1,862)	(3,168)
Balance at end of year	$36,879	$38,739	$28,686

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $13.4 million at December 31, 2014, and $13.2 million at December 31, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.9 million of expense in 2014,  $1.3 million of benefit in 2013, and $0.3 million of benefit in 2012 for interest, net of tax, and penalties. The Company accrued $1.1 million at December 31, 2014, and $2.3 million at December 31, 2013, for payment of interest, net of tax, and penalties.

We anticipate that $5.7 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods and the anticipation of the closure of tax examinations.

The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2004.

At December 31, 2014, we provided $0.9 million for deferred income taxes on $7.5 million of undistributed earnings of foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $24.8 million, since we intend to indefinitely reinvest the earnings and it is not practicable to estimate the additional taxes that might be payable on the eventual remittance of such earnings.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

11. Contingent Liabilities

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.3 million at December 31, 2014, and $10.1 million at December 31, 2013. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

We have recorded environmental liabilities of $10.1 million at December 31, 2014, and $9.7 million at December 31, 2013, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at December 31, 2014, and December 31, 2013, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in the fourth quarter of 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a liability of $6.9 million at December 31, 2014, and $6.8 million at December 31, 2013. The liability that has been recorded represents our estimate of the amount that is probable and estimable.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12. Retirement Benefits

Defined Benefit Pension Plans

	U.S. Pension Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Service cost	$16	$19	$16	$1,767	$2,095	$1,995
Interest cost	19,746	18,123	19,469	5,105	4,927	5,344
Expected return on plan assets	(28,139)	(24,730)	(20,631)	(3,151)	(2,994)	(3,022)
Amortization of prior service cost (credit)	12	13	48	61	29	2
Mark-to-market actuarial net losses (gains)	71,583	(63,405)	20,125	17,494	(2,506)	9,529
Curtailment and settlement effects	—	—	—	(123)	(632)	(2,524)
Special termination benefits	—	—	—	40	96	2
Net periodic benefit cost (credit)	$63,218	$(69,980)	$19,027	$21,193	$1,015	$11,326
Weighted-average assumptions:
Discount rate	5.25%	4.30%	5.10%	4.12%	4.00%	5.01%
Rate of compensation increase	N/A	N/A	N/A	2.88%	2.89%	3.03%
Expected return on plan assets	8.20%	8.20%	8.20%	4.44%	4.45%	4.86%

In 2014, the mark-to-market actuarial net loss on the U.S. pension plans of $71.6 million consisted of $69.8 million of losses due to a decrease in the discount rate compared with the prior year and a change in the underlying mortality assumption, in addition to $1.8 million of loss from expected returns on plan assets exceeding actual returns. In 2014, the discount rate used to value the liability declined by 100 basis points, compared with the prior year, thereby increasing the value of the liability by $50.3 million.  Additionally, during the fourth quarter of 2014, the Company adopted the use of new mortality tables within its valuation assumptions, which increased the liability.  The new mortality tables reflect underlying increases in life expectancy of the participants, thus driving longer benefit payment periods.  The impact of the change in mortality assumption on the U.S. pension liability was an increase of $17.8

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

million.  The mark-to-market actuarial net loss of $17.5 million for non-U.S. plans primarily consisted of $30.8 million of losses due to decreases in the respective plans’ discount rates and the change in mortality assumptions compared with 2013, partially offset by $13.2 million of gains from actual returns on plan assets exceeding expectations.

In 2013, the mark-to-market actuarial net gain of $63.4 million consisted of $38.0 million for U.S. plans primarily due to an increase in the discount rate, in addition to $25.6 million of gains from actual returns on plan assets exceeding expected returns. The mark-to-market actuarial net gains for non-U.S. plans of $2.5 million consisted of $0.6 million gain primarily due to an increase in the discount rate, in addition to $1.9 million of gains from actual returns on plan assets exceeding expectations. Also in 2013, we recorded curtailment gains related to the cessation of retirement benefit accumulations in Japan.

In 2012, the mark-to-market actuarial net loss of $20.1 million consisted of $39.0 million for U.S. plans primarily due to a decrease in the discount rate, partially offset by $18.9 million of gains from actual returns on plan assets exceeding expectations. The mark-to-market actuarial net loss of $9.5 million for non-U.S. plans consisted of $15.7 million of loss primarily due to a decrease in the discount rate, partially offset by $6.2 million of gains from actual returns on plan assets exceeding expectations. Also in 2012, we recorded curtailment gains related to the cessation of retirement benefit accumulations in the Netherlands. The affected employees in the Netherlands now receive benefits through a defined contribution plan.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$386,718	$428,584	$129,726	$126,967
Service cost	16	19	1,767	2,095
Interest cost	19,746	18,123	5,105	4,927
Curtailments	—	—	(122)	(369)
Amendments	—	—	4	—
Settlements	—	—	(771)	(2,175)
Special termination benefits	—	—	40	97
Plan participants' contributions	—	—	41	27
Benefits paid	(22,223)	(22,179)	(3,956)	(4,063)
Actuarial loss (gain)	69,773	(37,829)	30,810	(619)
Exchange rate effect	—	—	(15,938)	2,839
Benefit obligation at end of year	$454,030	$386,718	$146,706	$129,726
Accumulated benefit obligation at end of year	$454,030	$386,718	$139,819	$129,726
Change in plan assets:
Fair value of plan assets at beginning of year	$354,670	$302,575	$73,610	$70,004
Actual return on plan assets	26,329	50,306	16,353	4,924
Employer contributions	22,371	23,968	4,622	3,749
Plan participants' contributions	—	—	41	27
Benefits paid	(22,223)	(22,179)	(3,956)	(4,063)
Effect of settlements	—	—	(771)	(2,175)
Exchange rate effect	—	—	(7,554)	1,144
Fair value of plan assets at end of year	$381,147	$354,670	$82,345	$73,610
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$8,015	$6,909
Accrued expenses and other current liabilities	(570)	(542)	(1,964)	(1,946)
Postretirement and pension liabilities	(72,312)	(31,506)	(70,412)	(61,081)
Funded status	$(72,882)	$(32,048)	$(64,361)	$(56,118)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
	(Dollars in thousands)
Weighted-average assumptions as of December 31:
Discount rate	4.25%	5.25%	2.72%	4.12%
Rate of compensation increase	N/A	N/A	3.28%	2.88%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$454,030	$386,718	$77,646	$91,116
Plan assets	381,147	354,670	5,271	28,089
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$454,030	$386,718	$77,419	$90,882
Accumulated benefit obligations	454,030	386,718	71,544	85,565
Plan assets	381,147	354,670	5,073	27,868

Activity and balances in accumulated other comprehensive income (loss) related to defined benefit pension plans are summarized below:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2014	2013	2014	2013
	(Dollars in thousands)
Prior service (cost) credit:
Balance at beginning of year	$(42)	$(55)	$(660)	$(103)
Amounts recognized as net periodic benefit costs	12	13	61	(328)
Exchange rate effects	—	—	(37)	(229)
Balance at end of year	$(30)	$(42)	$(636)	$(660)
Estimated amounts to be amortized in 2015	$(12)		$(65)

The overall investment objective for defined benefit pension plan assets is to achieve the highest level of investment return that is compatible with prudent investment practices, asset class risk and current and future benefit obligations of the plans. Based on the potential risks and expected returns of various asset classes, the Company establishes asset allocation ranges for major asset classes. For U.S. plans, the target allocations are 35% fixed income, 60% equity, and 5% other investments. For non-U.S. plans, the target allocations are 75% fixed income, 24% equity, and 1% other investments. The Company invests in funds and with asset managers that track broad investment indices. The equity funds generally capture the returns of the equity markets in the U.S., Europe, Japan, and Asia Pacific and also reflect various investment styles, such as growth, value, and large or small capitalization. The fixed income funds generally capture the returns of government and investment-grade corporate fixed income securities in the U.S. and Europe and also reflect various durations of these securities.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The fair values of our pension plan assets at December 31, 2014, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$23	$—	$—	$23
Guaranteed deposits	—	2,112	—	2,112
U.S. government agencies	18,450	—	—	18,450
Mutual funds	98,943	—	—	98,943
Commingled funds	—	1,381	489	1,870
Equities:
U.S. common stocks	3,669	—	—	3,669
Mutual funds	236,893	—	—	236,893
Commingled funds	—	1,643	—	1,643
Real estate	—	—	17,544	17,544
Total	$357,978	$5,136	$18,033	$381,147
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$690	$—	$—	$690
Guaranteed deposits	113	2,057	28,929	31,099
Mutual funds	337	—	—	337
Commingled funds	—	25,330	—	25,330
Other	4,584	2,955	—	7,539
Equities:
Mutual funds	357	—	—	357
Commingled funds	—	16,826	—	16,826
Real estate	—	—	104	104
Other assets	61	—	2	63
Total	$6,142	$47,168	$29,035	$82,345

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The fair values of our pension plan assets at December 31, 2013, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$7,574	$—	$—	$7,574
Guaranteed deposits	—	2,054	—	2,054
U.S. government agencies	15,048	—	—	15,048
Mutual funds	84,650	—	—	84,650
Commingled funds	—	1,328	468	1,796
Equities:
U.S. common stocks	3,632	—	—	3,632
Mutual funds	222,363	—	—	222,363
Commingled funds	—	1,875	—	1,875
Real estate	—	—	15,678	15,678
Total	$333,267	$5,257	$16,146	$354,670
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$686	$—	$—	$686
Guaranteed deposits	—	2,614	22,985	25,599
Mutual funds	497	—	—	497
Commingled funds	—	22,896	—	22,896
Other	4,181	—	—	4,181
Equities:
Mutual funds	465	—	—	465
Commingled funds	—	18,369	—	18,369
Real estate	—	—	484	484
Other assets	232	—	201	433
Total	$6,061	$43,879	$23,670	$73,610

The Company’s U.S. pension plans held 0.3 million shares of the Company’s common stock with a market value of $3.7 million at December 31, 2014, and 0.3 million shares with a market value of $3.6 million at December 31, 2013.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

A rollforward of Level 3 assets is presented below. Unrealized gains included in earnings were $7.8 million in 2014 and $3.6 million in 2013.

	Guaranteed		Commingled
	deposits	Real estate	funds	Other assets	Total
	(Dollars in thousands)
Balance at December 31, 2012	$20,589	$8,580	$675	$219	$30,063
Purchases	—	6,540	—	7	6,547
Sales	—	(75)	(216)	(15)	(306)
Gains (losses) included in earnings	2,396	1,176	9	21	3,602
Exchange rate effect	—	(58)	—	(32)	(90)
Balance at December 31, 2013	$22,985	$16,163	$468	$200	$39,816
Purchases	—	—	—	—	—
Sales	—	(391)	—	(208)	(599)
Gains (losses) included in earnings	5,944	1,889	21	3	7,857
Exchange rate effect	—	(13)	—	7	(6)
Balance at December 31, 2014	$28,929	$17,648	$489	$2	$47,068

We expect to contribute approximately $0.6 million to our U.S. pension plans and $2.4 million to our non-U.S. pension plans in 2015.

We estimate that future pension benefit payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)
2015	$23,244	$5,949
2016	23,474	4,785
2017	24,261	5,911
2018	24,742	5,868
2019	25,323	7,179
2020-2024	134,435	33,437

Postretirement Health Care and Life Insurance Benefit Plans

	2014	2013	2012
	(Dollars in thousands)
Net periodic benefit cost:
Interest expense	$1,205	$1,139	$1,585
Amortization of prior service credit	(105)	(115)	(130)
Mark-to-market actuarial net (gain) loss	499	(3,904)	(2,743)
Curtailment (gain) loss recognized	(930)	—	—
Total net periodic benefit cost	$669	$(2,880)	$(1,288)
Weighted-average assumptions:
Discount rate	4.90%	3.85%	4.85%
Current trend rate for health care costs	7.30%	7.50%	7.70%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year that ultimate rend rate is reached	2028	2028	2028

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest costs components	$75	$(66)
Effect on postretirement benefit obligation	1,652	(1,439)

	2014	2013
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,811	$30,943
Interest cost	1,205	1,139
Curtailments	(20)	—
Benefits paid	(1,778)	(2,367)
Actuarial gain	499	(3,904)
Benefit obligation at end of year	$25,717	$25,811
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,778	2,367
Benefits paid	(1,778)	(2,367)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(2,610)	$(2,531)
Postretirement and pension liabilities	(23,107)	(23,280)
Funded status	$(25,717)	$(25,811)
Weighted-average assumptions as of December 31:
Discount rate	3.95%	4.90%
Current trend rate for health care costs	7.10%	7.30%
Ultimate trend rate for health care costs	4.50%	4.50%
Year that ultimate rend rate is reached	2028	2028

Activity and balances in accumulated other comprehensive income related to our postretirement health care and life insurance benefit plans are summarized below:

	2014	2013
	(Dollars in thousands)
Prior service credit:
Balance at beginning of year	$1,015	$1,130
Amounts recognized as net periodic benefit costs	(1,015)	(115)
Balance at end of year	$—	$1,015
Estimated amounts to be amortized in 2015	$—

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before Medicare	After Medicare
	Subsidy	Subsidy
	(Dollars in thousands)
2015	$2,611	$2,329
2016	2,523	2,248
2017	2,442	2,177
2018	2,350	2,097
2019	2,258	2,017
2020-2024	9,656	8,642

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest gradually over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. The expense applicable to these plans was $4.9 million, $5.8 million, and $7.6 million in 2014, 2013, and 2012, respectively.

13. Stock-based Compensation

On May 22, 2013, our shareholders approved the 2013 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2013, subject to shareholder approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors, motivating such employees and directors to achieve the Company’s short- and long-range performance goals and objectives, thereby aligning their interests with those of its shareholders. The Plan reserves 4,400,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights.

The 2010 Long Term Incentive Plan (the “Previous Plan”) was replaced by the Plan, and no future grants may be made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.

Stock options, performance share units, deferred stock units, and restricted share units were the only grant types outstanding at December 31, 2014. Stock options, performance share units, and restricted share units are discussed below. Activities in other grant types were not significant.

Stock Options

General Information

Stock options outstanding at December 31, 2014, have a term of 10 years, vest evenly over three or four years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death or retirement, the stock options become 100% vested and exercisable.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

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

The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options granted in the respective years:

	2014	2013	2012
Weighted-average grant-date fair value	$9.54	$4.01	$4.68
Expected life, in years	6.0	6.0	6.0
Risk-free interest rate	2.0% - 2.2%	1.1% - 1.4%	1.2% - 1.7%
Expected volatility	82.7% - 86.3%	85.6% - 86.4%	81.1% - 83.9%
Expected dividend yield	—%	—%	—%

Stock Option Activity Information

A summary of stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at December 31, 2013	2,659,736	13.84
Granted	184,800	13.10
Exercised	(136,832)	5.00
Forfeited or expired	(519,653)	21.45
Outstanding at December 31, 2014	2,188,051	$12.52	5.1	$6,875
Exercisable at December 31, 2014	1,595,609	$17.17	3.9	$3,931
Vested or expected to vest at December 31, 2014	2,087,386	$12.68	4.9	$6,434

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Information related to stock options exercised follows:

	2014	2013	2012
	(Dollars in thousands)
Proceeds from the exercise of stock options	$684	$666	$107
Intrinsic value of stock options exercised	1,129	859	122
Income tax benefit related to stock options exercised	395	301	43

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

	2014	2013	2012
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$2,626	$1,679	$2,446
Deferred income tax benefits related to compensation expense	919	588	856
Total fair value of stock options vested	2,545	2,228	3,973
Unrecognized compensation cost	779	1,282	1,976
Expected weighted-average recognition period for unrecognized compensation, in years	2.2	0.9	1.6

Performance Share Units

General Information

Performance share units, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. The grants have a duration of three years.

The Plan allows for payout of up to 200% of the vesting-date fair value of the awards. We pay half of the earned value in cash and half in unrestricted shares of common stock. The portions of the grants that will be paid in cash are treated as liability awards, and therefore, we remeasure our liability and the related compensation expense at each balance sheet date, based on fair value. We treat the portions of the grants that will be settled with common stock as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is based on the fair value on the grant date. The compensation expense and number of shares expected to vest for all performance share units are adjusted for the achievement of the performance share units’ performance conditions, based upon our best estimate using available information.

Performance Share Unit Valuation Model and Method Information

The estimated fair value of performance share units granted in 2014 and 2013 are based on the closing price of company’s stock on the date of issuance and recorded based on achievement of target performance metrics.  As of December 31, 2014, we have 0.2 million and 0.5 million performance shares outstanding associated with our 2014 and 2013 grants, respectively.

We estimated fair value of performance share units granted in 2012 based on assumptions underlying the Black-Scholes methodology to produce a Monte-Carlo simulation model. We used judgment in selecting assumptions for the model, which may significantly impact the timing and amount of compensation expense, and we based our judgments primarily on historical data. When appropriate, we adjust the historical data for circumstances that are not likely to occur in the future.  As of December 31, 2014, we have 0.2 million performance shares outstanding associated with our 2012 grants.

The weighted average grant date fair value of our performance share units was $13.09 for shares granted in 2014, $5.69 for shares granted in 2013 and $10.22 for shares granted in 2012. All performance share units are initially expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria, and the expense is adjusted, as appropriate.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Performance Share Unit Activity Information

A summary of performance share unit activity follows:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	Units	Term

Outstanding at December 31, 2013	761,330
Granted	218,600
Exercised	(91,000)
Outstanding at December 31, 2014	888,930	2.2
Expected to vest at December 31, 2014	888,930	2.2

Performance Share Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to performance share units follows:

	2014	2013	2012
	(Dollars in thousands)
Compensation expense recorded in selling, general and administrative expenses	$3,520	$3,277	$611
Deferred income tax benefits related to compensation expense	1,232	1,147	214
Unrecognized compensation cost	3,390	4,681	1,584
Expected weighted-average recognition period for unrecognized compensation, in years	2.2	1.7	2.0

Restricted Share Units

In 2014, 0.2 million restricted share units were granted, and fair value is determined based on the closing price of company’s stock on the date of issuance. Restricted share units are expressed as equivalent shares of the Company’s common stock, and have a three year vesting period. As of December 31, 2014, expense included in Selling general and administrative expense related to restricted share units granted in 2014 was $0.4 million and total unrecognized compensation cost was $2.3 million.

Directors’ Deferred Compensation

Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of the Company’s common stock, is classified as paid-in capital. The rabbi trust held 0.3 million shares, valued at $3.4 million, at December 31, 2014, and 0.2 million shares, valued at $2.7 million, at December 31, 2013.

14. Restructuring and Cost Reduction Programs

Our restructuring and cost reduction programs have been developed with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization. Through 2014, we have made significant progress against these objectives by completing various actions that were initiated in 2013 and 2012, as well as achieving significant progress on our Global Cost Reduction Program that was initiated in 2013.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

In 2014, 2013, and 2012, total charges resulting from these activities were $8.8 million, $31.3 million, and $25.5 million, respectively, which is reported as Restructuring and impairment charges in our consolidated statement of operations. Descriptions of these restructuring programs follow:

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

Performance Coatings Restructuring Program

In 2012, we developed and initiated restructuring programs related to our Performance Coatings business in Europe. As a result of these programs, the Company eliminated positions within the Performance Coatings sales, technical service, product development, manufacturing, supply chain and general administration organizations throughout Europe. The programs were subject to required consultations with employee representatives at the affected sites and other local legal requirements. This program was completed in 2013.

European Manufacturing Restructuring Program

In July 2006, we announced a multi-year, multi-phase program to restructure our European Manufacturing. Activities related to that program continued through 2012; however, the majority of the program’s activities were completed in prior years. Major activities are listed below:

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

We have summarized the charges associated with these restructuring programs by major type of charges below:

	Employee		Asset
	Severance	Other Costs	Impairment	Total
	(Dollars in thousands)
Expected restructuring charges:
European manufacturing restructuring	$272	$101	$14,294	$14,667
Performance Coatings restructuring	4,062	—	—	4,062
Global Cost Reduction Program	24,489	15,604	—	40,093
Other restructuring programs	1,252	4,940	619	6,811
Total expected restructuring charges	$30,075	$20,645	$14,913	$65,633
Restructuring charges incurred:
European manufacturing restructuring	$272	$101	$14,294	$14,667
Performance Coatings restructuring	5,701	—	—	5,701
Other restructuring programs	1,252	3,214	619	5,085
Charges incurred in 2012	$7,225	$3,315	$14,913	$25,453
Performance Coatings restructuring	$(1,639)	$—	$—	$(1,639)
Global Cost Reduction Program	21,745	9,499	—	31,244
Other restructuring programs	—	1,726	—	1,726
Charges incurred in 2013	$20,106	$11,225	$—	$31,331
Global Cost Reduction Program	2,744	6,105	—	8,849
Charges incurred in 2014	$2,744	$6,105	$—	$8,849
Cumulative restructuring charges incurred:
European manufacturing restructuring	$272	$101	$14,294	$14,667
Performance Coatings restructuring	4,062	—	—	4,062
Global Cost Reduction Program	24,489	15,604	—	40,093
Other restructuring programs	1,252	4,940	619	6,811
Cumulative restructuring charges incurred as of December 31, 2014	$30,075	$20,645	$14,913	$65,633

We have summarized the charges associated with the restructuring programs by segments below:

	Total				Cumulative
	Expected				Charges To
	Charges	2014	2013	2012	Date
	(Dollars in thousands)
Performance Coatings	$18,550	$527	$1,542	$16,481	$18,550
Performance Colors and Glass	17,952	1,279	16,673	—	17,952
Pigments, Powders and Oxides	5,641	80	589	4,972	5,641
Segment Total	42,143	1,886	18,804	21,453	42,143
Corporate Restructuring Charges	23,490	6,963	12,527	4,000	23,490
Total Restructuring Charges	$65,633	$8,849	$31,331	$25,453	$65,633

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee		Asset
	Severance	Other Costs	Impairment	Total
	(Dollars in thousands)
Balance at December 31, 2011	$218	$3,419	$—	$3,637
Restructuring charges	7,225	3,315	14,913	25,453
Cash payments	(3,423)	(811)	—	(4,234)
Non-cash items	73	216	(14,913)	(14,624)
Balance at December 31, 2012	$4,093	$6,139	$—	$10,232
Restructuring charges	$20,106	$11,225	$—	$31,331
Cash payments	(18,226)	(11,607)	—	(29,833)
Non-cash items	210	(1,178)	—	(968)
Balance at December 31, 2013	$6,183	$4,579	$—	$10,762
Restructuring charges	$2,744	$6,105	$—	$8,849
Cash payments	(8,337)	(9,669)	—	(18,006)
Non-cash items	(71)	(78)	—	(149)
Balance at December 31, 2014	$519	$937	$—	$1,456

In 2012, we re-evaluated in accordance with ASC Topic 360, Property, Plant and Equipment, certain property, plant and equipment that was already classified as assets held-or-sale. As a result, assets held-for-sale with a carrying value of $19.8 million were written down to their fair value of $4.9 million, and the impairment charge of $14.9 million is included in restructuring and impairment charges in our statements of operations. We estimated the fair value of these assets based on third-party appraisals. During 2012, we sold our Toccoa, Georgia, facility; our Uden, Netherlands, facility; and our Limoges, France, facility. The impairment charges by segment were $10.9 million in Performance Coatings and $4.0 million in Pigments, Powders and Oxides.

Other costs in the 2012 restructuring charges include $3.2 million related to lease termination costs for the corporate plane.

		Fair Value Measurements Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	(Losses)
	(Dollars in thousands)
2012 Assets held for sale:	$3,000	$—	$—	$3,000	$(14,913)

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

15. Leases

Rent expense for all operating leases was $13.4 million in 2014, $15.9 million in 2013, and $20.7 million in 2012.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

The Company has a number of capital lease arrangements primarily relating to buildings and production equipment. Assets held under capital leases and included in property, plant and equipment at December 31 follow:

	2014	2013
	(Dollars in thousands)
Gross amounts capitalized
Buildings	$3,100	$3,100
Equipment	5,627	5,982
	8,727	9,082
Accumulated amortization
Buildings	(3,100)	(3,100)
Equipment	(3,030)	(2,752)
	(6,130)	(5,852)
Net assets under capital leases	$2,597	$3,230

At December 31, 2014, future minimum lease payments under all non-cancelable leases follow:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2015	$1,124	$11,832
2016	836	7,009
2017	836	3,800
2018	836	2,807
2019	815	2,525
Thereafter	2,329	7,095
Net minimum lease payments	$6,776	$35,068
Less amount representing imputed interest	1,803
Present value of net minimum lease payments	4,973
Less current portion	795
Long-term obligations at December 31, 2014	$4,178

16. Miscellaneous Expense (Income), Net

Components of Miscellaneous expense (income), net follow:

	2014	2013	2012
	(Dollars in thousands)
(Gain) loss on sale of assets	$(2,470)	$(24,075)	$432
Argentina export tax matter	515	8,334	—
Other, net	2,577	(545)	1,123
Total Miscellaneous expense (income), net	$622	$(16,286)	$1,555

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we recorded an $8.3 million charge related to the exposures.

In the first quarter of 2013, we sold assets associated with our solar pastes product line. The assets sold included, among other things, certain machinery and equipment, and inventory items related to open orders as well as intellectual property. The sale resulted in a gain of $9.0 million. In the fourth quarter of 2013, we sold assets related to our North American and Asian metal powders product line for a gain of $13.3 million. The transaction included the sale of manufacturing assets at our South Plainfield, New Jersey facility. Consideration received in the sale included a favorable supply agreement for materials to be used in our ongoing operations. As the

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

supply agreement represents significant continuing involvement with the disposed operations, the transaction did not qualify as a discontinued operation.

17. Earnings (Loss) per Share

Details of the calculations of basic and diluted earnings (loss) per share follow:

	2014	2013	2012
Basic earnings per share computation:	(Dollars in thousands, except per share amounts)
Net income (loss) attributable to Ferro Corporation common shareholders	$86,071	$71,942	$(374,268)
Adjustment for income from discontinued operations	(94,840)	(8,540)	(13,070)
Total	$(8,769)	$63,402	$(387,338)
Weighted-average common shares outstanding	86,920	86,484	86,288
Basic (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.10)	$0.73	$(4.49)
Diluted earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$86,071	$71,942	$(374,268)
Adjustment for income from discontinued operations	(94,840)	(8,540)	(13,070)
Total	$(8,769)	$63,402	$(387,338)
Weighted-average common shares outstanding	86,920	86,484	86,288
Assumed exercise of stock options	—	309	—
Assumed satisfaction of deferred stock unit conditions	—	189	—
Assumed satisfaction of restricted stock unit conditions	—	132	—
Assumed satisfaction of performance stock unit conditions	—	383	—
Assumed satisfaction of restricted share conditions	—	—	—
Weighted-average diluted shares outstanding	86,920	87,497	86,288
Diluted (loss) earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.10)	$0.72	$(4.49)

The number of anti-dilutive or unearned shares, including shares related to contingently convertible debt, was 1.4 million, 1.7 million, and 6.4 million common shares for 2014, 2013, and 2012, respectively.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

18. Accumulated Other Comprehensive (Loss) income

Changes in Accumulated other comprehensive (loss) income by component, net of income tax, were as follows:

	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)

Balance at December 31, 2012	$2,647	$14,080	$(77)	$16,650
Other comprehensive (loss) before reclassifications	(274)	(7,459)	—	(7,733)
Amounts reclassified from accumulated other comprehensive (loss) income	(431)	—	7	(424)
Net current period other comprehensive (loss) income	(705)	(7,459)	7	(8,157)
Balance at December 31, 2013	1,942	6,621	(70)	8,493
Other comprehensive (loss) before reclassifications	—	(29,244)	—	(29,244)
Amounts reclassified from accumulated other comprehensive (loss)	(1,054)	—	—	(1,054)
Net current period other comprehensive (loss)	(1,054)	(29,244)	—	(30,298)
Balance at December 31, 2014	$888	$(22,623)	$(70)	$(21,805)

19. Reporting for Segments

During 2013, the Company reorganized its operating segments to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated. As discussed in Note 3, substantially all of the assets and liabilities of the Polymer Additives and the Specialty Plastics reportable segments were sold during 2014 and included in discontinued operations in the consolidated statement of operations for all years presented.  The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, and Venezuela, are reflected within our Pigments, Powders and Oxides and Performance Coatings reportable segments, respectively.  All periods presented reflect these changes to the composition of our reportable segments. As discussed in Note 4, the acquisition of Vetriceramici occurred in 2014. All of the operations for Vetriceramici are included in the Performance Coatings reportable segment except for the Vetriceramici glass product line that is included in the Performance Colors and Glass reportable segment. The Company’s reportable segments for 2014 include Performance Coatings, Performance Colors and Glass, and Pigments, Powders and Oxides.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	2014	2013	2012
	(Dollars in thousands)
Performance Coatings	$588,538	$600,361	$593,702
Performance Colors and Glass	407,674	390,007	386,538
Pigments, Powders and Oxides	115,414	198,214	287,455
Total net sales	$1,111,626	$1,188,582	$1,267,695

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

Segment gross profit is the metric utilized by management to evaluate segment performance. We measure segment gross profit for internal reporting purposes by excluding certain other cost of sales, which includes costs associated with facilities that have been idled or closed, certain other costs not directly attributable to business units, and pension and other postretirement benefits mark-to-market adjustments.  Assets by segment are not regularly reviewed by the chief operating decision maker. Each segment’s gross profit and reconciliations to (loss) income before income taxes are presented in the table below:

	2014	2013	2012
	(Dollars in thousands)
Performance Coatings	$131,043	$134,138	$112,721
Performance Colors and Glass	134,964	112,825	101,847
Pigments, Powders and Oxides	28,480	36,235	33,690
Other cost of sales	(9,402)	(5,526)	(14,861)
Total gross profit	285,085	277,672	233,397
Selling, general and administrative expenses	286,762	150,753	271,837
Restructuring and impairment charges	8,849	40,929	225,724
Other expense, net	32,310	7,800	24,323
(Loss) income before income taxes	$(42,836)	$78,190	$(288,487)

Each segment’s capital expenditures for long-lived assets, are detailed below:

	2014	2013	2012
	(Dollars in thousands)
Performance Coatings	$6,546	$7,949	$14,237
Performance Colors and Glass	4,216	7,970	16,594
Pigments, Powders and Oxides	453	2,035	9,466
Total segment expenditures for long-lived assets	11,215	17,954	40,297
Unallocated corporate expenditures for long-lived assets	12,127	4,361	11,149
Total expenditures for long lived assets (1)	$23,342	$22,315	$51,446

_____________________

(1)	Excludes capital expenditures of discontinued operations of $30.5 million, $11.9 million and $7.3 million in 2014, 2013 and 2012, respectively.

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S., Spain, and Germany represent greater than 10% of our net sales. Net sales by geographic region are as follows:

	2014	2013	2012
	(Dollars in thousands)
United States	$263,452	$318,631	$387,074
Spain	211,449	225,264	215,264
Germany	125,405	133,411	134,714
Other international	511,320	511,276	530,643
Total net sales	$1,111,626	$1,188,582	$1,267,695

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

None of our operations in countries other than the U.S., Spain, Germany, and China owns greater than 10% of consolidated long-lived assets. Long-lived assets that consist of property, plant, and equipment by geographic region at December 31 are as follows:

	2014	2013
	(Dollars in thousands)
Spain	$53,083	$66,182
United States	41,669	44,421
Germany	27,281	32,349
China	21,818	33,171
Other international	68,791	49,132
Total long-lived assets	$212,642	$225,255

20. Unconsolidated Affiliates Accounted For Under the Equity Method

At December 31, 2014, our percentage of ownership interest in these affiliates ranged from 34% to 50%. Because we exert significant influence over these affiliates, but we do not control them, our investments have been accounted for under the equity method. Investment income from these equity method investments, which is reported in Miscellaneous expense (income), net was $0.8 million in 2014, $0.1 million in 2013, and $0.9 million in 2012. The balance of our equity method investments, which is reported in Other non-current assets, was $17.9 million at December 31, 2014, and $17.4 million at December 31, 2013. In 2013, we sold our joint venture interest located in Thailand.

The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliates’ shareholders’ equity based on our ownership percentage. We have summarized below condensed income statement and balance sheet information for the combined equity method investees:

	2014	2013	2012
	(Dollars in thousands)
Net sales	$54,469	$62,419	$91,545
Gross profit	4,896	4,572	21,328
Income from continuing operations	254	1,859	3,510
Net income	133	1,266	2,388

	2014	2013
	(Dollars in thousands)
Current assets	$42,613	$45,685
Non-current assets	24,511	23,862
Current liabilities	(17,663)	(20,701)
Non-current liabilities	(9,662)	(8,874)

We had the following transactions with our equity-method investees:

	2014	2013	2012
	(Dollars in thousands)
Sales	$5,255	$5,347	$4,630
Purchases	7,632	9,342	8,093
Dividends and interest received	172	426	1,324
Commission and royalties received	462	400	436
Commissions and royalties paid	34	37	77

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012 — (Continued)

21. Quarterly Data (Unaudited)

				Net Income	Earnings (Loss) Attributable to
				(Loss)	Ferro Corporation Common
				Attributable	Shareholders Per Common
			Net Income	to Ferro	Share
	Net Sales	Gross Profit	(Loss)	Corporation	Basic	Diluted
	(Dollars in thousands, except per share data)
2013
Quarter 1 as adjusted	$295,642	$63,759	$520	$883	$0.01	$0.01
Quarter 2	319,022	75,189	(1,982)	(2,130)	(0.02)	(0.02)
Quarter 3	298,083	72,103	13,044	12,652	0.15	0.15
Quarter 4	275,835	66,621	60,863	60,537	0.70	0.69
Total	$1,188,582	$277,672	$72,445	$71,942	$0.83	$0.82
2014
Quarter 1 as adjusted	$280,727	$74,953	$16,732	$17,204	$0.20	$0.20
Quarter 2	294,217	78,454	10,388	9,959	0.11	0.11
Quarter 3	275,754	72,804	47,557	47,465	0.55	0.55
Quarter 4	260,928	58,874	11,554	11,443	0.13	0.13
Total	$1,111,626	$285,085	$86,231	$86,071	$0.99	$0.99

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

The first quarter of 2014 and 2013 have been adjusted to reflect Specialty Plastics and Polymer Additives as discontinued operations, as discussed in Note 3.  Net sales has been reduced for this adjustment by $111.0 million and $121.9 million, respectively.  Gross profit has been reduced for this adjustment by $14.5 million and $15.5 million, respectively.

Restructuring and impairment charges in 2014 were $4.3 million in the first quarter, $2.0 million in the second quarter, $1.5 million in the third quarter, and $1.0 million in the fourth quarter. Restructuring and impairment charges in 2013 were $9.5 million in the first quarter, $13.1 million in the second quarter, $3.6 million in the third quarter, and $14.7 million in the fourth quarter. Mark-to-market net losses on our postretirement benefit plans were $89.6 million in the fourth quarter of 2014 and mark-to-market net gains were $69.8 million in the fourth quarter of 2013.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2014. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2014. Management has excluded Vetriceramici from its assessment of the effectiveness of the Company's internal control over financial reporting because Vetriceramici was acquired on December 1, 2014 and represents 12.1% of the Company’s total assets, 0.4% of total net sales, and 0.8% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2014, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. As noted in our Evaluation of Disclosure Controls and Procedures, the Company excluded Vetriceramici from its assessment of the effectiveness of the Company’s internal controls over financial reporting.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Vetriceramici S.p.A., which was acquired on December 1, 2014, and whose financial statements constitute 12.1% of the Company’s total assets, 0.4% of total net sales, and 0.8% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014.  Accordingly, our audit did not include the internal control over financial reporting at Vetriceramici S.p.A.

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated February 25, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the presentation of certain businesses as discontinued operations.

/s/  Deloitte & Touche LLP

Cleveland, Ohio

February 25, 2015

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees — Audit Committee” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Shareholdings — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders and is incorporated here by reference.

Ferro has adopted a series of policies dealing with business and ethics. These policies apply to all Ferro Directors, officers and employees. A summary of these policies may be found on Ferro’s Web site and the full text of the policies is available in print, free of charge, by writing to: General Counsel, Ferro Corporation, 6060 Parkland Blvd. Suite 250, Mayfield Heights, Ohio, 44124, USA. Exceptions, waivers and amendments of those policies may be made, if at all, only by the Audit Committee of the Board of Directors, and, in the event any such exceptions, waivers or amendments are granted, a description of the change or event will be posted on Ferro’s Web site (www.ferro.com) within four business days. Ferro maintains a worldwide hotline that allows employees throughout the world to report confidentially any detected violations of these legal and ethical conduct policies consistent with local legal requirements and subject to local legal limitations.

Item 11 — Executive Compensation

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2014 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on security ownership of certain beneficial owners and management is contained under the headings “Shareholdings — Stock Ownership by Other Major Shareholders” and “Shareholdings — Stock Ownership by Director, Executive Officers and Employees” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders and is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2014, were as follows:

		Weighted-Average	Number of Shares
	Number of Shares to Be	Exercise Price of	Remaining Available for
	Issued on Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, and	Equity Compensation
Equity Compensation Plan	and Other Awards	Other Awards	Plans(1)
Approved by Ferro Shareholders	3,608,761	$7.59	3,799,920
Not Approved by Ferro Shareholders	129,691	—	—
Total	3,738,452	$7.59	3,799,920

_____________________

(1)	Excludes shares listed in the second column.
(2)	Includes options and other awards issued under the Company’s 2013 Omnibus Incentive Compensation Plan and prior equity compensation plans.
(3)

Shares are only available under the 2013 Omnibus Incentive Plan and may be issued as stock options, stock appreciation rights, restricted shares or units, performance shares or units, and other common stock-based awards.

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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Other Independent Registered Public Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2015 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012;
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012;
•	Consolidated Balance Sheets at December 31, 2014 and 2013;
•	Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and
•	Notes to Consolidated Financial Statements
(b)

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2014, 2013 and 2012, contained on page 98 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)	The exhibits listed in the Exhibit Index beginning on page 99 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 25th day of February, 2015.

/s/ Peter T. Thomas	Chairman, President and Chief Executive Officer
Peter T. Thomas	(Principal Executive Officer)

/s/ Jeffrey L. Rutherford	Vice President and Chief Financial Officer
Jeffrey L. Rutherford	(Principal Financial and Accounting Officer)

/s/ Richard J. Hipple	Director
Richard J. Hipple

/s/ Jennie S. Hwang	Director
Jennie S. Hwang

/s/ Gregory E. Hyland	Director
Gregory E. Hyland

/s/ Peter T. Kong	Director
Peter T. Kong

/s/ William B. Lawrence	Director
William B. Lawrence

/s/ David A. Lorber	Director
David A. Lorber

/s/ Timothy K. Pistell	Director
Timothy K. Pistell

/s/ Jeffry N. Quinn	Director
Jeffry N. Quinn

/s/ Ronald P. Vargo	Director
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2014, 2013 and 2012

		Additions Charged
	Balance at	(Reductions Credited) to				Adjustment for
	Beginning of	Costs and	Other			Differences in	Balance at
	Period	Expenses	Accounts	Deductions		Exchange Rates	End of Period
	(Dollars in thousands)
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2014	$12,093	2,657	—	(3,442)		(983)	$10,325
Year ended December 31, 2013	$13,819	3,961	—	(6,058)		371	$12,093
Year ended December 31, 2012	$10,443	5,076	—	(1,895)		195	$13,819
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2014	$193,984	—	—	(37,801)	1	(8,296)	$147,887
Year ended December 31, 2013	$216,882	—	—	(25,568)		2,670	$193,984
Year ended December 31, 2012	$37,060	178,350	—	—		1,472	$216,882

 (1) Included within this deduction is $31.7 million of valuation allowance release, resulting from the conclusion that the underlying deferred tax assets are more likely than not to be realized.

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

2	Plan of acquisition, reorganization, arrangement or successor:
2.1

Asset Purchase Agreement, dated as of June 3, 2014, by and among Ferro Corporation, Ferro Spain, S.A., A. Schulman, Inc. and A. Schulman Castellon, S.L.U. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K filed July 2, 2014).

2.2

Sale and Purchase Agreement, dated as of September 20, 2014, by and among Ferro Corporation, its wholly-owned subsidiary, Ferro Coatings Italy s.r.l., Star Capital SGR S.p.A., Marco Gazzaniga, Gianfranco Padovani and Sergio Zannoni (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K, filed December 2, 2014).

2.3

Asset Purchase Agreement, dated as of December 19, 2014, by and among Ferro Corporation, Ferro (Belgium) Sprl, Ferro Mexicana S.A. de C.V. and Polymer Additives, Inc. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K, filed December 22, 2014).

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

3.5

Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on April 25, 2014 (incorporated by reference to Exhibit 3.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K filed May 1, 2014).
4	Instruments defining rights of security holders, including indentures:
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

4.5

Second Supplemental Indenture, dated July 31, 2014, by and between Ferro Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ferro Corporation’s Current Report on Form 8-K, filed August 5, 2014).

The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:
10.1

Agreement, dated February 21, 2014, by and among Ferro Corporation, Front Four Master Fund, Ltd. and certain of its affiliates and Quinpario Partners, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed February 24, 2014).

10.2

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

10.3

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

10.4

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

10.5

First Amendment to Third Amended and Restated Credit Agreement, Amended and Restated Pledge and Security Agreement and Amended and Restated Subsidiary Guaranty (Domestic) (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6

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

10.7

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

10.8

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

10.10

Termination Agreement by and between Ferro Corporation and Ferro Pfanstiehl Laboratories Inc. (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.11

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

10.13

Second Amendment to Purchase and Contribution Agreement by and between Ferro Corporation and Ferro Finance Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.14

First Amendment to Purchase and Contribution Agreement, dated as of May 31, 2011, between Ferro Corporation and Ferro Finance Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011).

10.15

Purchase and Contribution Agreement, dated June 2, 2009, between Ferro Corporation and Ferro Finance Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2009).

10.16

Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 20, 2013, by and among PNC Bank, National Association, Ferro Finance Corporation and Market Street Funding LLC (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Quarter Report on Form 10-Q for the quarter ended September 30, 2013.

10.17

Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2013, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 30, 2013).

10.18

Second Amendment to Amended and Restated Receivables Purchase Agreement among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association, as Agent and LC Bank (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.19

First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 29, 2012, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 31, 2012).

10.20

Amended and Restated Receivables Purchase Agreement, dated as of May 31, 2011, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011).

10.21	Ferro Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*
10.22	Ferro Corporation 2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
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

10.25	Ferro Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*
10.26

Form of Terms of Performance Share Awards under the Ferro Corporation 2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.27

Form of Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.28

Form of Terms of Performance Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.29

Form of Terms of Restricted Share Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.30

Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.31

Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.32	Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 6, 2010).*
10.33

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

10.35

Form of Terms of Restricted Share Unit Awards under the Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.36	Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 23, 2013).*
10.37

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

10.39

Form of Terms of Restricted Share Unit Awards under the Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.40	Terms of Retention Restricted Stock Units Award for Mr. Peter T. Thomas (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed on December 30, 2014).*
10.41

Amendment to the Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.42

Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.28 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.43

Ferro Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.44

Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement (incorporated by reference to Exhibit 10.26 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.45

Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.46

Amendment to the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.47

Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.48	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 26, 2013).*
10.49

Change in Control Agreement, dated March 22, 2013, between Peter T. Thomas and Ferro Corporation (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31,2013).*

10.50	Form of Change in Control Agreement, dated May 2, 2012, between Jeffrey R. Rutherford and Ferro Corporation.
10.51

Form of Change in Control Agreement, dated January 1, 2009 (Mark H. Duesenberg, and Ann E. Killian have entered into this form of change in control agreement) (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009).*

10.52

Terms of Forfeited Bonus Reimbursement for Mr. Jeffrey L. Rutherford (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.53	Ferro Corporation Executive Separation Policy (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 28, 2010).*
10.54

Separation and Release Agreement, dated as of October 16, 2012, between Michael J. Murry and Ferro Corporation (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 19, 2012).*

10.55

Separation and Release Agreement, dated as of November 19, 2012, between James F. Kirsch and Ferro Corporation (incorporated by reference to Exhibit 10.40 to Ferro Corporation’s Form 10-K for the year ended December 31, 2012).*

10.56

Letter Agreement, dated November 12, 2012, between Peter T. Thomas and Ferro Corporation (incorporated by reference to Exhibit 10.41 to Ferro Corporation’s Form 10-K for the year ended December 31, 2012).*

10.57

Letter Agreement, dated November 12, 2012, between Jeffry L. Rutherford and Ferro Corporation (incorporated by reference to Exhibit 10.28 to Ferro Corporation’s Form 10-K for the year ended December 31, 2012).*

10.58	Annual Incentive Plan (AIP) Summary Document (incorporated by reference to Exhibit 10.38 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).*
12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	XBRL Documents:
101.INS	XBRL Instance Document.**

________________

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