Form 10-Q
period 2015-03-31
FERRO CORP
filed 2015-04-29
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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



At March 31, 2015, there were 87,258,582 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Net sales	$262,772	$280,727
Cost of sales	192,137	205,774
Gross profit	70,635	74,953
Selling, general and administrative expenses	49,456	51,369
Restructuring and impairment charges	509	4,350
Other expense (income):
Interest expense	3,150	4,511
Interest earned	(37)	(15)
Foreign currency losses, net	1,728	1,346
Miscellaneous expense, net	399	762
Income before income taxes	15,430	12,630
Income tax expense	2,459	2,482
Income from continuing operations	12,971	10,148
(Loss) income from discontinued operations, net of taxes	(3,956)	6,584
Net income	9,015	16,732
Less: Net loss attributable to noncontrolling interests	(1,955)	(472)
Net income attributable to Ferro Corporation common shareholders	$10,970	$17,204
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.17	$0.12
Discontinued operations	(0.05)	0.08
	$0.12	$0.20
Diluted earnings (loss):
Continuing operations	$0.17	$0.12
Discontinued operations	(0.04)	0.08
	$0.13	$0.20

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Net income	$9,015	$16,732
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(37,796)	(350)
Postretirement benefit liabilities gain (loss)	16	(36)
Other comprehensive loss, net of tax	(37,780)	(386)
Total comprehensive (loss) income	(28,765)	16,346
Less: Comprehensive loss attributable to noncontrolling interests	(3,093)	(652)
Comprehensive (loss) income attributable to Ferro Corporation	$(25,672)	$16,998

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$105,175	$140,500
Accounts receivable, net	231,482	236,749
Inventories	153,334	158,368
Deferred income taxes	7,886	7,532
Other receivables	22,729	25,635
Other current assets	16,980	17,912
Current assets held-for-sale	19,575	27,087
Total current assets	557,161	613,783
Other assets
Property, plant and equipment, net	193,138	212,642
Goodwill	91,562	93,733
Intangible assets, net	57,092	57,309
Deferred income taxes	33,592	39,712
Other non-current assets	59,949	60,982
Non-current assets held-for-sale	24,810	18,737
Total assets	$1,017,304	$1,096,898
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$6,097	$8,382
Accounts payable	126,017	129,236
Accrued payrolls	22,296	36,051
Accrued expenses and other current liabilities	40,550	53,133
Current liabilities held-for-sale	6,930	10,016
Total current liabilities	201,890	236,818
Other liabilities
Long-term debt, less current portion	302,178	303,629
Postretirement and pension liabilities	157,397	167,772
Other non-current liabilities	44,365	50,359
Non-current liabilities held-for-sale	2,180	2,304
Total liabilities	708,010	760,882
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 87.3 million and 87.0 million shares outstanding at March 31, 2015, and December 31, 2014, respectively	93,436	93,436
Paid-in capital	311,888	317,404
Retained earnings	82,377	71,407
Accumulated other comprehensive loss	(58,447)	(21,805)
Common shares in treasury, at cost	(128,499)	(136,058)
Total Ferro Corporation shareholders’ equity	300,755	324,384
Noncontrolling interests	8,539	11,632
Total equity	309,294	336,016
Total liabilities and equity	$1,017,304	$1,096,898

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	Earnings	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Interests	Equity
	(Dollars in thousands)
Balances at December 31, 2013	6,730	$(143,802)	$93,436	$318,055	$(14,664)	$8,493	$12,325	$273,843
Net income (loss)	—	—	—	—	17,204	—	(472)	16,732
Other comprehensive loss	—	—	—	—	—	(206)	(180)	(386)
Stock-based compensation transactions	(219)	5,703	—	(2,823)	—	—	—	2,880
Distributions to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Balances at March 31, 2014	6,511	(138,099)	93,436	315,232	2,540	8,287	11,467	292,863

Balances at December 31, 2014	6,445	(136,058)	93,436	317,404	71,407	(21,805)	11,632	336,016
Net income (loss)	—	—	—	—	10,970	—	(1,955)	9,015
Other comprehensive loss	—	—	—	—	—	(36,642)	(1,138)	(37,780)
Stock-based compensation transactions	(269)	7,559	—	(5,516)	—	—	—	2,043
Balances at March 31, 2015	6,176	$(128,499)	$93,436	$311,888	$82,377	$(58,447)	$8,539	$309,294

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net cash used in operating activities	$(10,269)	$(22,240)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(14,879)	(12,163)
Proceeds from sale of assets	91	652
Acquisition of TherMark	(5,479)	—
Net cash used in investing activities	(20,267)	(11,511)
Cash flows from financing activities
Net (repayments) borrowings under loans payable (1)	(2,567)	523
Proceeds from revolving credit facility	—	155,301
Principal payments on term loan facility	(750)	—
Principal payments on revolving credit facility	—	(109,008)
Other financing activities	769	(221)
Net cash (used in) provided by financing activities	(2,548)	46,595
Effect of exchange rate changes on cash and cash equivalents	(2,241)	(84)
(Decrease) increase in cash and cash equivalents	(35,325)	12,760
Cash and cash equivalents at beginning of period	140,500	28,328
Cash and cash equivalents at end of period	$105,175	$41,088
Cash paid during the period for:
Interest	$3,409	$10,870
Income taxes	$6,141	$941

 (1) Includes cash flows related to our domestic accounts receivable program, international accounts receivable sales programs as well as loans payable to banks.

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company owns 51% of an operating affiliate in Venezuela that is a consolidated subsidiary of Ferro. During the first quarter of 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela published a new exchange rate, the Foreign Exchange Marginal System (“SIMADI”). We concluded in March 2015 that SIMADI was the most relevant exchange mechanism available, and began using SIMADI to translate the local currency financial statements.  As a result of the revaluation, we recognized a $1.9 million foreign currency loss and a $2.6 million loss due to lower of cost or market charges against our inventory, prior to the adjustment for losses allocated to our noncontrolling interest partner, which is recorded within Foreign currency losses, net and Cost of sales, respectively, within our condensed consolidated statement of operations for the three months ended March 31, 2015. We had $1.0 million of assets and $1.0 million of liabilities that are included in the condensed consolidated balance sheet at March 31, 2015.

  In the first quarter of 2014, the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available, which we concluded to be SICAD I in the first quarter of 2014.  The impact of the remeasurement in the first quarter of 2014, prior to adjustment for losses allocated to our noncontrolling interest partner was a loss of $1.6 million, which is recorded within Foreign currency losses, net within our condensed consolidated statement of operations for the three months ended March 31, 2014.

During the second quarter of 2014, substantially all of the assets and liabilities of the Specialty Plastics and Polymer Additives reportable segments were classified as held-for-sale. As further discussed in Note 3, the Specialty Plastics sale closed on July 1, 2014, and the North America-based Polymer Additives sale closed on December 19, 2014.  Therefore, the Specialty Plastics and North America-based Polymer Additives operating results, net of tax, have been classified as discontinued operations for the three months ended March 31, 2014.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2015.

2.    Recent Accounting Pronouncements

Accounting Standards Adopted in the period ended March 31, 2015

On January 1, 2015, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which is codified in ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant, and Equipment. This pronouncement changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has

(or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

On January 1, 2015, we adopted FASB ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

On January 1, 2015, we adopted FASB ASU No. 2014-18, Accounting for Identifiable Intangible Assets in a Business Combination. ASU 2014-18 is an accounting alternative which applies when an entity is required to recognize or otherwise consider the fair value of intangible assets as a result of specific transaction. The adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items: Subtopic 225-20. ASU 2015-01 eliminates the concept of extraordinary items.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.  ASU 2015-01 may be applied prospectively or retrospectively to all prior periods presented in the financial statements.  We do not expect the adoption of this pronouncement will have a material effect on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis: Topic 810. This pronouncement makes amendments to the current consolidation guidance. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  ASU 2015-02 may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may be applied retrospectively. We do not expect the adoption of this pronouncement will have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 makes amendments to the presentation of debt issuance costs.  This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  ASU 2015-03 should by applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

3.    Discontinued Operations

During the third quarter of 2014, we sold substantially all of the assets related to our Specialty Plastics business for a cash purchase price of $91.0 million. The transaction resulted in net proceeds of $88.3 million after expenses, and a gain of approximately $54.9 million. We have classified the Specialty Plastics operating results, net of income tax, as discontinued operations for the three months ended March 31, 2014.

During the second quarter of 2014, we commenced a process to market for sale all of the assets within our Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, have been met.  For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities and (2) the remainder of the Polymer Additives assets, our North America-based Polymer Additives business.  During the fourth quarter of 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business for a cash purchase price of $153.5 million.  The transaction resulted in net proceeds of $149.5 million after expenses, and a gain of approximately $72.7 million.  We have classified the operating results, net of income tax, as discontinued operations for the three months ended March 31, 2014.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

The table below summarizes results for Polymer Additives and Specialty Plastics, for the three months ended March 31, 2015 and 2014, which are reflected in our condensed consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Net sales	$11,899	$111,009
Cost of sales	14,555	96,487
Gross profit	(2,656)	14,522
Selling, general and administrative expenses	1,219	6,207
Restructuring and impairment charges	—	2
Interest expense	113	1,372
Miscellaneous (income) expense, net	(32)	106
(Loss) income from discontinued operations before income taxes	(3,956)	6,835
Income tax expense	—	251
(Loss) income from discontinued operations, net of taxes	$(3,956)	$6,584

The following table summarizes the assets and liabilities which are classified as held-for-sale at March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Accounts receivable, net	$6,392	$5,959
Inventories	10,176	19,217
Other current assets	3,007	1,911
Current assets held-for-sale	19,575	27,087
Property, plant and equipment, net	24,311	18,174
Other non-current assets	499	563
Total assets held-for-sale	44,385	45,824
Accounts payable	5,703	8,181
Accrued expenses and other current liabilities	1,227	1,835
Current liabilities held-for-sale	6,930	10,016
Other non-current liabilities	2,180	2,304
Total liabilities held-for-sale	$9,110	$12,320

4.    Acquisitions

In February 2015, the Company acquired TherMark Holdings, Inc., a leader in laser marking technology, for a cash purchase price of $5.5 million.  The Company recorded $4.6 million of amortizable intangible assets, $2.5 million of goodwill, $1.7 million of a deferred tax liability related to the amortizable intangible assets, and $0.1 million of net working capital on the condensed consolidated balance sheet at March 31, 2015.  The purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

During the fourth quarter of 2014, Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, acquired 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for a purchase price of €87.2 million in cash, or $108.9 million, based on the exchange rate on the closing date of December 1, 2014. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products (principally ceramic glazes, frits, inks and screen printing bases) to its customers for the production of ceramic tiles, with some diversification in the glass sector.  Vetriceramici currently has manufacturing facilities in Italy and Mexico, a mixing plant in Poland and research and development and sales offices in Italy and Turkey.  We expect to achieve synergies and cost reductions by eliminating redundant processes and facilities.  At March 31, 2015, the purchase price allocation is still subject to further adjustment until all information is fully evaluated by the Company.

5.    Inventories

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Raw materials	$44,671	$46,605
Work in process	31,334	32,356
Finished goods	77,329	79,407
Total inventories	$153,334	$158,368

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million for each of the three months ended March 31, 2015 and 2014. We had on hand precious metals owned by participants in our precious metals consignment program of $30.1 million at March 31, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $428.7 million at March 31, 2015, and $442.4 million at December 31, 2014. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $4.0 million at March 31, 2015, and $5.6 million at March 31, 2014.

The following table presents information about the Company's impairment charges on assets that were measured on a fair value basis for the three months ended March 31, 2015 and for the year ended December 31, 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
March 31, 2015
Assets held for sale	$—	$—	$39,170	$39,170	$—
December 31, 2014
Assets held for sale	$—	$—	$37,400	$37,400	$(21,566)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Loans payable	$2,169	$4,284
Current portion of long-term debt	3,928	4,098
Loans payable and current portion of long-term debt	$6,097	$8,382

Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Term loan facility	$298,500	$299,250
Capital lease obligations	4,498	4,973
Other notes	3,108	3,504
Total long-term debt	306,106	307,727
Current portion of long-term debt	(3,928)	(4,098)
Long-term debt, less current portion	$302,178	$303,629

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. Principal payments on the term loan facility are payable commencing with December 31, 2014 of $0.75 million quarterly, with the remaining balance due on the maturity date. The New Credit Facility replaces the prior $250 million revolving credit facility and provided funding to repurchase the 7.875%

Senior Notes. Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At March 31, 2015, the Company had borrowed $298.5 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At March 31, 2015, there were no borrowings under the revolving credit line. After reductions for outstanding letters of credit secured by these facilities, we had $195.1 million of additional borrowings available at March 31, 2015.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At March 31, 2015, we were in compliance with the covenants of the New Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $12.6 million and $10.8 million at March 31, 2015 and December 31,

2014, respectively. The unused portions of these lines provided additional liquidity of $10.8 million at March 31, 2015, and $9.3 million at December 31, 2014.

8.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$105,175	$105,175	$105,175	$—	$—
Loans payable	(2,169)	(2,169)	—	(2,169)	—
Term loan facility	(298,500)	(310,235)	—	(310,235)	—
Other long-term notes payable	(3,108)	(2,538)	—	(2,538)	—
Foreign currency forward contracts, net	1,703	1,703	—	1,703	—

	December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$140,500	$140,500	$140,500	$—	$—
Loans payable	(4,284)	(4,284)	—	(4,284)	—
Term loan facility	(299,250)	(310,453)	—	(310,453)	—
Other long-term notes payable	(3,504)	(2,861)	—	(2,861)	—
Foreign currency forward contracts, net	713	713	—	713	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  The fair values of the term loan facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's non-performance risk.

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net foreign currency losses of $1.7 million and $1.3 million in the three months ended March 31, 2015 and 2014, respectively, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We recognized net gains of $1.6 million and $2.4 million in the three months ended March 31, 2015, and 2014, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $99.6 million at March 31, 2015, and $145.9 million at December 31, 2014.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, of our foreign currency forward contracts:

	Amount of Gain
	Recognized in Earnings
	Three Months Ended
	March 31,
	2015	2014	Location of Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$1,645	$2,402	Foreign currency Losses, net

The following table presents the fair values on our condensed consolidated balance sheets of foreign currency forward contracts:

	March 31,	December 31,
	2015	2014	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$1,750	$1,599	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(47)	$(886)	Accrued expenses and other current liabilities

9.    Income Taxes

  During the first three months of 2015, income tax expense was $2.5 million or 15.9% of pre-tax income, compared with $2.5 million, or 19.7% of pre-tax income in the prior-year same period. The tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.    Additionally, during the first quarter of 2015, the Company released a portion of its valuation allowance as a result of a first quarter acquisition, which resulted in a lower effective tax rate for the quarter.

10.    Contingent Liabilities

We have recorded environmental liabilities of $9.0 million at March 31, 2015, and $10.1 million at December 31, 2014, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at March 31, 2015, and December 31, 2014, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a $7.1 million liability at March 31, 2015, and a $6.9 million liability at December 31, 2014.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

11.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2015 and 2014, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$5	$5	$391	$451	$—	$—
Interest cost	4,697	4,924	923	1,301	242	301
Expected return on plan assets	(7,291)	(7,034)	(674)	(797)	—	—
Amortization of prior service cost (credit)	3	3	15	15	—	(26)
Net periodic benefit (credit) cost	$(2,586)	$(2,102)	$655	$970	$242	$275

Net periodic benefit (credit) for our U.S. pension plans for the three months ended March 31, 2015, increased from the effects of larger plan asset balances resulting in increased expected returns in addition to the effect of a lower discount rate. Net periodic benefit cost for our non-U.S. pension plans decreased primarily due to the change in the discount rate. Net periodic benefit cost for our postretirement health care and life insurance benefit plans did not change significantly compared with the prior year.

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

In the first quarter of 2015, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.1 million deferred stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2015:

Stock Options
Weighted-average grant-date fair value	$8.53
Expected life, in years	6.0
Risk-free interest rate	1.9%
Expected volatility	80.1%

The weighted average grant date fair value of our performance share units was $12.97. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are currently expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the three months ended March 31, 2015, was $12.33.

We recognized stock-based compensation expense of $2.1 million for the three months ended March 31, 2015, and $3.7 million for the three months ended March 31, 2014. At March 31, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $10.7 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2018.

13.    Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company - (1) business realignment, (2) operational efficiency and (3) corporate and back office functions.  Business realignment was targeted at right-sizing our commercial management organizations globally.  The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain.  The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The cumulative charges incurred to date associated with these programs are $40.5 million. Total costs related to the program expected to be incurred are approximately $40.5 million. Total restructuring charges were $0.4 million and $4.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2014	$519	$937	$—	$1,456
Restructuring charges	271	118	—	389
Cash payments	(659)	(487)	—	(1,146)
Non-cash items	(18)	(42)	—	(60)
Balances at March 31, 2015	$113	$526	$—	$639

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

14.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$10,970	$17,204
Adjustment for loss (income) from discontinued operations	3,956	(6,584)
Total	$14,926	$10,620
Weighted-average common shares outstanding	87,114	86,778
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.17	$0.12
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$10,970	$17,204
Adjustment for loss (income) from discontinued operations	3,956	(6,584)
Total	$14,926	$10,620
Weighted-average common shares outstanding	87,114	86,778
Assumed exercise of stock options	422	454
Assumed satisfaction of deferred stock unit conditions	—	72
Assumed satisfaction of restricted stock unit conditions	236	179
Assumed satisfaction of performance stock unit conditions	526	507
Weighted-average diluted shares outstanding	88,298	87,990
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.17	$0.12

The number of anti-dilutive or unearned shares was 1.5 million for the three months ended March 31, 2015, and 1.4 million for the three months ended March 31, 2014.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

15.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balances at December 31, 2013	$1,942	$6,621	$(70)	$8,493
Other comprehensive loss before reclassifications	—	(170)	—	(170)
Amounts reclassified from accumulated other comprehensive loss	(36)	—	—	(36)
Net current period other comprehensive loss	(36)	(170)	—	(206)
Balances at March 31, 2014	1,906	6,451	(70)	8,287
Balances at December 31, 2014	888	(22,623)	(70)	(21,805)
Other comprehensive loss before reclassifications	—	(36,658)	—	(36,658)
Amounts reclassified from accumulated other comprehensive income	16	—	—	16
Net current period other comprehensive loss	16	(36,658)	—	(36,642)
Balances at March 31, 2015	$904	$(59,281)	$(70)	$(58,447)

16.    Reporting for Segments

As discussed in Note 3, substantially all of the assets and liabilities of the Polymer Additives and the Specialty Plastics reportable segments were sold during 2014 and are included in discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2014. The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, and Venezuela, are reflected within our Pigments, Powders and Oxides and Performance Coatings reportable segments, respectively.  All periods presented reflect these changes to the composition of our reportable segments.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Performance Coatings	$136,786	$145,160
Performance Colors and Glass	99,464	103,370
Pigments, Powders and Oxides	26,522	32,197
Total net sales	$262,772	$280,727

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Performance Coatings	$28,875	$33,417
Performance Colors and Glass	34,489	34,372
Pigments, Powders and Oxides	7,854	7,542
Other cost of sales	(583)	(378)
Total gross profit	70,635	74,953
Selling, general and administrative expenses	49,456	51,369
Restructuring and impairment charges	509	4,350
Other expense, net	5,240	6,604
Income before income taxes	$15,430	$12,630

17. Subsequent Events

On April 29, 2015, the Company signed a definitive agreement with the shareholders of Barcelona-based Nubiola Pigmentos (“Nubiola”) to acquire 100% of the equity of Nubiola,  on a cash-free and debt-free basis, for €146 million. Nubiola is a specialized worldwide producer of inorganic pigments and the world’s largest producer of Ultramarine Blue, a high-value pigment for plastics and construction industries due to its durability, unique color attributes and its whitening capability. Other products include Iron Oxides, Chrome Oxide Greens and Corrosion Inhibitors.  The transaction is expected to close within 60 days, subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2015, net sales were down $18.0 million, or 6.4%, compared with the prior-year same period.  The primary driver of the decline in net sales was unfavorable foreign currency impacts.  Net sales were also impacted by favorable volume and mix of $15.7 million, primarily driven by favorability in Performance Coatings and Performance Colors and Glass of $12.7 million and $4.2 million, respectively, which was partially offset by unfavorable volume and mix impacts in Pigments Powders and Oxides totaling $1.2 million.  The higher sales volume in Performance Coatings was driven by Vetriceramici sales of $14.4 million, which was acquired during the fourth quarter of 2014.  Further, Performance Colors and Glass benefited from favorable pricing impacts of $1.9 million, which mitigated the continued unfavorable pricing impacts during the first quarter of 2015 in Performance Coatings, particularly related to Tile products, of $0.9 million.  Pigments, Powders and Oxides was unfavorably impacted by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes during 2014, which resulted in a decline of $1.6 million compared with the prior-year same period.  Gross profit declined $4.3 million, or 5.8%, compared with the prior-year same period, however, as a percentage of net sales excluding precious metals, it remained flat.

For the three months ended March 31, 2015, selling, general and administrative (“SG&A”) expenses were down $1.9 million, or 3.7%, compared with the prior-year same period.  The decline was driven by our cost reduction initiatives, and was partially offset by SG&A expenses related to Vetriceramici.

For the three months ended March 31, 2015, net income was $9.0 million, compared with net income of $16.7 million in 2014, and net income attributable to common shareholders was $11.0 million, compared with net income attributable to common shareholders of $17.2 million in 2014. Income from continuing operations was $13.0 million for the three months ended March 31, 2015, compared with income from continuing operations of $10.1 million in 2014.  Our total gross profit for the first quarter of 2015 was $70.6 million, compared with $75.0 million in 2014.

First Quarter 2015 Transactional Activity

Devaluation of Venezuela

During the first quarter of 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela published a new exchange rate, the Foreign Exchange Marginal System (“SIMADI”). We concluded in March 2015 that SIMADI was the most relevant exchange mechanism available, and began using SIMADI to translate the local currency financial statements.  As a result of the revaluation, we recognized a $1.9 million foreign currency loss and a $2.6 million loss due to lower of cost or market charges against our inventory, prior to the adjustment for losses allocated to our noncontrolling interest partner, which is recorded within Foreign currency losses, net and Cost of sales, respectively, within our condensed consolidated statement of operations for the three months ended March 31, 2015.

Acquisition of TherMark Holdings, Inc.

In February 2015, the Company acquired TherMark Holdings, Inc., a leader in laser marking technology, for a cash purchase price of $5.5 million.

Outlook

For the remainder of 2015, we anticipate benefitting from stronger global economic growth.  However, certain economies where we, or our customers, participate are expected to remain weak, including Indonesia, China, Russia and Ukraine.  The net impact is expected to result in increased sales growth over the remainder of the year, before consideration of foreign currency impacts.  Gross profit as a percentage of net sales excluding precious metals is expected to be greater than 2014 levels due to strong volumes and a richer product mix, in part due to the higher-end Vetriceramici products.

We remain focused on the integration of Vetriceramici, and continue to work toward achieving the identified synergies.  Further, we are continuing efforts to divest our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities.  The assets associated with this facility are currently classified as held-for-sale on our condensed consolidated balance sheets.

We will continue to focus on opportunities to optimize our cost structure and make our business processes and systems more efficient, and leverage tax planning opportunities.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations - Consolidated

Comparison of the three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015,  income from continuing operations was $13.0  million, compared with $10.1 million income from continuing operations for the three months ended March 31, 2014.  Net income was $9.0 million, compared with net income of $16.7 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net income attributable to common shareholders was $11.0 million, or earnings per share of $0.12, compared with net income attributable to common shareholders of $17.2 million, or earnings per share of $0.20, for the three months ended March 31, 2014.

Net Sales

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$253,160	$267,442	$(14,282)	(5.3)%
Sales of precious metals	9,612	13,285	(3,673)	(27.6)%
Net sales	262,772	280,727	(17,955)	(6.4)%
Cost of sales	192,137	205,774	(13,637)	(6.6)%
Gross profit	$70,635	$74,953	$(4,318)	(5.8)%
Gross profit as a % of net sales excluding precious metals	27.9%	28.0%

Net sales decreased by  $18.0 million, or 6.4%, in the three months ended March 31, 2015, as compared with the prior-year same period.  Net sales excluding precious metals decreased $14.3 million compared with the prior-year same period, driven by lower sales in Performance Coatings, Performance Colors and Glass and Pigments, Powders and Oxides of $8.4 million, $3.2 million and $2.7 million, respectively.  The main driver of the decrease in net sales excluding precious metals was unfavorable foreign currency impacts, which were approximately $31.1 million.  Further, the first quarter of 2015 includes $14.8 million of sales from Vetriceramici, which was acquired during the fourth quarter of 2014.  The decline in sales of precious metals was driven by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $3.0 million in precious metals sales in the first quarter of 2014 that did not recur in the current year. The decline was also driven by lower sales of precious metals in Performance Colors and Glass of $0.7 million, compared with the prior-year same period.

Gross Profit

Gross profit decreased $4.3 million, or 5.8%, in the three months ended March 31, 2015, compared to the prior-year same period, and as a percentage of net sales excluding precious metals, it decreased 10 basis points to 27.9%.  The decline in gross profit was driven by Performance Coatings, primarily due to unfavorable foreign currency impacts, pricing impacts and manufacturing costs, partially mitigated by lower raw material costs, in addition to gross profit contribution of $5.0 million from Vetriceramici.

Geographic Revenues

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$111,208	$122,689	$(11,481)	(9.4)%
United States	63,980	59,871	4,109	6.9%
Asia Pacific	38,784	43,648	(4,864)	(11.1)%
Latin America	39,188	41,234	(2,046)	(5.0)%
Total net sales excluding precious metals	$253,160	$267,442	$(14,282)	(5.3)%
Sale of precious metals	9,612	13,285	(3,673)	(27.6)%
Net sales	$262,772	$280,727	$(17,955)	(6.4)%

The decline in net sales excluding precious metals of $14.3 million, compared with the prior-year same period, was driven by declines in Europe, Asia Pacific, and Latin America of $11.5 million, $4.9 million, and $2.0 million, respectively.  The decline in Europe was primarily due to lower sales in Performance Coatings and Performance Colors and Glass of $5.5 million and $4.3 million, respectively, driven by unfavorable foreign currency impacts. The decline in Asia Pacific was primarily driven by the tolling arrangement that resulted from the sale of our North American and Asian metal powders business and exit of solar pastes of $1.6 million, which did not recur in 2015, in addition to lower sales in Performance Coatings of $2.8 million. The decline in sales in Latin America was primarily due to the unfavorable foreign currency impact related to the change in currency exchange mechanisms in Venezuela during the first quarter of 2015. The decrease in net sales excluding precious metals was partially mitigated by higher sales in the United States, driven by Performance Colors and Glass, which increased $3.7 million, compared with the prior year.

The following table presents our sales on the basis of where sold products were shipped. The table above shows sales on the basis of where sales originated.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$110,401	$122,091	$(11,690)	(9.6)%
Latin America	42,859	47,398	(4,539)	(9.6)%
United States	50,805	48,103	2,702	5.6%
Asia Pacific	49,095	49,850	(755)	(1.5)%
Total net sales excluding precious metals	$253,160	$267,442	$(14,282)	(5.3)%
Sale of precious metals	9,612	13,285	(3,673)	(27.6)%
Net sales	$262,772	$280,727	$(17,955)	(6.4)%

Selling, General and Administrative Expenses

The following table presents Selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$33,937	$34,775	$(838)	(2.4)%
Corporate	15,519	16,594	(1,075)	(6.5)%
Selling, general and administrative expenses	$49,456	$51,369	$(1,913)	(3.7)%

The following table includes SG&A components with significant changes between 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$29,033	$30,932	$(1,899)	(6.1)%
Incentive compensation	1,652	2,301	(649)	(28.2)%
Stock-based compensation	2,114	3,672	(1,558)	(42.4)%
Pension and other postretirement benefits	(1,689)	(856)	(833)	97.3%
Bad debt	(290)	1,122	(1,412)	(125.8)%
All other expenses	18,636	14,198	4,438	31.3%
Selling, general and administrative expenses	$49,456	$51,369	$(1,913)	(3.7)%

SG&A expenses were $1.9 million lower in the three months ended March 31, 2015, compared with the prior-year same period. Significant drivers of the reduction in SG&A expenses were the various restructuring activities executed in prior periods that drove the decrease in personnel expenses, lower stock-based compensation expense due to the performance of certain awards relative to target and awards subject to accelerated vesting, and favorable bad debt experience compared with the prior year.  Partially offsetting the declines were SG&A costs of $3.4 million in Vetriceramici, which was acquired in the fourth quarter of 2014, and higher professional fees compared with the prior year.

Restructuring and Impairment Charges

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	$271	$1,697	$(1,426)	(84.0)%
Other restructuring costs	238	2,653	(2,415)	(91.0)%
Restructuring and impairment charges	$509	$4,350	$(3,841)	(88.3)%

Restructuring and impairment charges decreased in the first quarter of 2015 compared with the prior-year same period. The decline was due to many of our restructuring activities initiated in 2013 being executed during the first half of 2014, and the first quarter of 2015 having fewer new actions.

Interest Expense

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,278	$4,475	$(1,197)	(26.7)%
Amortization of bank fees	297	366	(69)	(18.9)%
Interest capitalization	(425)	(330)	(95)	28.8%
Interest expense	$3,150	$4,511	$(1,361)	(30.2)%

Interest expense in the first quarter of 2015 decreased $1.4 million compared with the prior-year same period due to the retirement of the 7.875% Senior Notes and refinancing of the 2013 Amended Revolving Credit Facility during the third quarter of 2014, and increased interest capitalization related to the addition of manufacturing capacity at our Antwerp plant.

Income Tax Expense

During the first quarter of 2015, income tax expense was $2.5 million, or 15.9% or pre-tax income, compared with income tax expense of $2.5 million, or 19.7% of pre-tax income, in the prior-year same period.  The tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.  Additionally, during the first quarter of 2015, the Company released a portion of its valuation allowance as a result of a first quarter acquisition, which resulted in a lower effective tax rate for the quarter.

Results of Operations - Segment Information

Comparison of the three months ended March 31, 2015 and 2014

Performance Coatings

	Three Months Ended				Change due to
	March 31,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$136,786	$145,160	$(8,374)	(5.8)%	$(860)	$12,687	$(20,201)	$—
Segment gross profit	28,875	33,417	(4,542)	(13.6)%	(860)	902	(4,464)	(120)
Gross profit as a % of segment net sales	21.1%	23.0%

       Net sales declined in Performance Coatings compared with the prior-year same period, driven by decreases of $10.1 million in frits and glazes, $4.6 million in digital inks, $3.1 million in colors and $4.0 million in porcelain enamel, partially mitigated by sales of $14.4 from Vetriceramici, which was acquired in the fourth quarter of 2014.  The change in net sales was driven by unfavorable foreign currency impacts of $20.2 million and lower product pricing of $0.9 million, partially mitigated by favorable mix of $8.8 million and higher sales volumes of $3.9 million, which were driven by Vetriceramici sales. Gross profit decreased $4.5 million from the prior-year same period, primarily driven by unfavorable foreign currency impacts and product pricing impacts of $4.5 million and $0.9 million, respectively, partially mitigated by higher sales volumes and mix of $1.0 million, driven by the gross profit increase from Vetriceramici of $5.0 million.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$67,711	$73,167	$(5,456)	(7.5)%
Latin America	33,674	33,516	158	0.5%
Asia Pacific	22,915	25,691	(2,776)	(10.8)%
United States	12,486	12,786	(300)	(2.3)%
Total	$136,786	$145,160	$(8,374)	(5.8)%

The net sales decrease of $8.4 million was driven by all regions except Latin America.  The sales decline in Europe was driven by decreases in all Performance Coatings product lines, partially mitigated by the sales of Vetriceramici in the first quarter of 2015.  The decline in Asia Pacific was primarily due to decreases in all Tile product lines.

Performance Colors and Glass

	Three Months Ended				Change due to
	March 31,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$89,928	$93,140	$(3,212)	(3.4)%	$1,908	$4,221	$(9,341)	$—
Segment precious metal sales	9,536	10,230	(694)	(6.8)%
Segment net sales	99,464	103,370	(3,906)	(3.8)%
Segment gross profit	34,489	34,372	117	0.3%	1,908	1,893	(3,287)	(397)
Gross profit as a % of segment net sales	38.4%	36.9%

       Net sales excluding precious metals decreased compared with the prior-year same period, primarily driven by declines in our decoration and industrial products of $4.0 million and $1.1 million, respectively, partially mitigated by higher sales of our electronics products of $1.6 million.  Net sales excluding precious metals were impacted by unfavorable currency impacts of $9.3 million, which primarily drove the decline, and was partially mitigated by higher sales volumes of $2.1 million, favorable mix of $2.1 million and favorable product pricing of $1.9 million. Gross profit increased slightly from the prior-year same period, primarily due to favorable product pricing impacts of $1.9 million, higher sales volumes and mix of $1.9 million and lower manufacturing costs of $0.3 million, partially offset by unfavorable currency impacts of $3.3 million and higher raw material costs of $0.7 million.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$38,819	$43,168	$(4,349)	(10.1)%
United States	32,671	28,960	3,711	12.8%
Asia Pacific	13,343	13,922	(579)	(4.2)%
Latin America	5,095	7,090	(1,995)	(28.1)%
Total	$89,928	$93,140	$(3,212)	(3.4)%

The net sales excluding precious metals decline of $3.2 million was driven by lower sales in Europe and Latin America, partially mitigated by higher sales in the United States. The decrease in sales in Europe was primarily attributable to lower sales of decoration and industrial products, and the decline in Latin America was due to lower sales of decoration products. The declines were partially mitigated by higher sales in the United States, driven by higher sales across all products, most notably in sales of electronics products.

Pigments, Powders and Oxides

	Three Months Ended				Change due to
	March 31,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$26,446	$29,142	$(2,696)	(9.3)%	$77	$(1,164)	$(1,609)	$—
Segment precious metal sales	76	3,055	$(2,979)	(97.5)%
Segment net sales	26,522	32,197	(5,675)	(17.6)%
Segment gross profit	7,854	7,542	312	4.1%	77	(707)	(329)	1,271
Gross profit as a % of segment net sales	29.70%	25.88%

       Net sales excluding precious metals declined compared with the prior-year same period, primarily due to lower sales of pigments products and the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $1.6 million in net sales excluding precious metals in the first quarter of 2014 that did not recur in the current year.  The declines were partially mitigated by higher sales of our surface finishing products compared with the prior-year same period. Net sales excluding precious metals were impacted by unfavorable foreign currency impacts of $1.6 million and lower sales volumes and unfavorable mix of $0.5 million and $0.7 million, respectively. The decline in sales of precious metals was driven by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes.  Gross profit increased from the prior-year same period primarily due to lower manufacturing costs of $1.0 million, partially offset by lower sales volumes and mix of $0.7 million.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$18,823	$18,125	$698	3.9%
Europe	4,678	6,354	(1,676)	(26.4)%
Asia Pacific	2,526	4,035	(1,509)	(37.4)%
Latin America	419	628	(209)	(33.3)%
Total	$26,446	$29,142	$(2,696)	(9.3)%

Net sales excluding precious metals decreased $2.7 million, driven primarily by reduced pigment sales in Europe of $1.7 million, and the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes driving the decline in Asia Pacific.  Partially mitigating the declines were higher sales in the United States, driven by our surface finishing products.

Summary of Cash Flows for the three months ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014	$ Change
	(Dollars in thousands)
Net cash used by operating activities	$(10,269)	$(22,240)	$11,971
Net cash used by investing activities	(20,267)	(11,511)	(8,756)
Net cash (used by) provided by financing activities	(2,548)	46,595	(49,143)
Effect of exchange rate changes on cash and cash equivalents	(2,241)	(84)	(2,157)
(Decrease) increase in cash and cash equivalents	$(35,325)	$12,760	$(48,085)

Details of net cash provided by operating activities were as follows:

	Three Months Ended
	March 31,
	2015	2014	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,015	$16,732	$(7,717)
Gain on sale of assets and business	294	104	190
Depreciation and amortization	8,111	11,336	(3,225)
Restructuring and impairment charges	(807)	(5,134)	4,327
Devaluation of Venezuela	3,343	1,094	2,249
Accounts receivable	(11,845)	(32,755)	20,910
Inventories	1,427	(21,427)	22,854
Accounts payable	921	36,590	(35,669)
Other changes in current assets and liabilities, net	(23,626)	(13,918)	(9,708)
Other adjustments, net	2,898	(14,862)	17,760
Net cash (used by) provided by operating activities	$(10,269)	$(22,240)	$11,971

Cash flows from operating activities. Cash flows from operating activities increased $12.0 million in the first quarter of 2015 compared with the prior-year same period. The primary drivers of the increase were higher cash flow from working capital and lower restructuring payments in 2015 compared with the prior-year same period, partially offset by lower net income.

Cash flows from investing activities. Cash flows from investing activities decreased $8.8 million in the first quarter of 2015 compared with the prior-year same period. The decrease was primarily due to the cash purchase of TherMark for $5.5 million during the first quarter of 2015, and higher capital expenditures in the first quarter of 2015 compared with the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $49.1 million in the first quarter of 2015 compared with the prior-year same period, primarily driven by net borrowings on the revolver of $46.3 million in the prior year, compared with net repayments on debt of $3.3 million in the first quarter of 2015.

Capital Resources and Liquidity

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. Principal payments on the term loan facility are payable commencing with December 31, 2014 of $0.75 million quarterly, with the remaining balance due on the maturity date. The New Credit Facility replaces the prior $250 million revolving credit facility and provided funding to repurchase the 7.875% Senior Notes. Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New

Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At March 31, 2015, the Company had borrowed $298.5 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At March 31, 2015, there were no borrowings under the revolving credit line. After reductions for outstanding letters of credit secured by these facilities, we had $195.1 million of additional borrowings available at March 31, 2015.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At March 31, 2015, we were in compliance with the covenants of the New Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million for the three months ended March 31, 2015 and 2014. We had on hand precious metals owned by participants in our precious metals program of $30.1 million at March 31, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2015, or December 31, 2014,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At March 31, 2015, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.0 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $12.6 million at March 31, 2015. We had $10.8 million of additional borrowings available under these lines at March 31, 2015.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2015 we had $105.2 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes.  As of March 31, 2015, there were no borrowings under the revolving credit line. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $205.9 million at March 31, 2015, and $194.7 million at December 31, 2014, available under various credit facilities, primarily our revolving credit facility.

Our revolving credit facility subjects us to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants under our credit facility restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of March 31, 2015, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 1.99, providing $60.1 million of EBITDA cushion on the leverage ratio, as defined within our credit facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2014, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets, such as sales we completed in 2014. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Variable-rate debt and utilization of accounts receivable sales programs:
Carrying amount	$298,500	$299,250
Fair value	310,235	310,453
Change in annual interest expense from 1% change in interest rates	3,007	2,993
Fixed-rate debt:
Carrying amount	3,108	3,504
Fair value	2,538	2,861
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	99,639	145,920
Carrying amount and fair value	1,703	713
Change in fair value from 10% appreciation of U.S. dollar	628	1,292
Change in fair value from 10% depreciation of U.S. dollar	(768)	(1,579)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of such matters to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our Credit Facilities other than dividends payable solely in Capital Securities, as defined in the agreement.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid per Share	or Programs	or Programs
(Dollars in thousands, except for per share amounts)
January 1, 2015 to January 31, 2015	—	$—	—	—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	—	—	—	—
Total	—		—

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

FERRO CORPORATION (Registrant)

Date:	April 29, 2015
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2015
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