Form 10-Q
period 2015-06-30
FERRO CORP
filed 2015-07-29
CIK 35214

Bel

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

At June 30, 2015, there were 87,269,707 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net sales	$268,214	$294,217	$530,986	$574,944
Cost of sales	190,574	215,763	382,711	421,537
Gross profit	77,640	78,454	148,275	153,407
Selling, general and administrative expenses	52,695	49,260	102,151	100,629
Restructuring and impairment charges	1,116	1,958	1,625	6,308
Other expense (income):
Interest expense	3,110	4,673	6,260	9,184
Interest earned	(57)	(14)	(94)	(29)
Foreign currency losses, net	2,827	27	4,555	1,373
Miscellaneous (income) expense, net	(161)	3,456	238	4,218
Income before income taxes	18,110	19,094	33,540	31,724
Income tax expense	5,679	5,186	8,138	7,667
Income from continuing operations	12,431	13,908	25,402	24,057
(Loss) income from discontinued operations, net of income taxes	(5,646)	(3,520)	(9,602)	3,064
Net income	6,785	10,388	15,800	27,121
Less: Net income (loss) attributable to noncontrolling interests	186	429	(1,769)	(43)
Net income attributable to Ferro Corporation common shareholders	$6,599	$9,959	$17,569	$27,164
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.14	$0.15	$0.31	$0.28
Discontinued operations	(0.06)	(0.04)	(0.11)	0.03
	$0.08	$0.11	$0.20	$0.31
Diluted earnings (loss):
Continuing operations	$0.14	$0.15	$0.31	$0.27
Discontinued operations	(0.06)	(0.04)	(0.11)	0.04
	$0.08	$0.11	$0.20	$0.31

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$6,785	$10,388	$15,800	$27,121
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	9,407	(140)	(28,389)	(490)
Postretirement benefit liabilities loss	(18)	(14)	(2)	(50)
Other comprehensive income (loss), net of income tax	9,389	(154)	(28,391)	(540)
Total comprehensive income (loss)	16,174	10,234	(12,591)	26,581
Less: Comprehensive income (loss) attributable to noncontrolling interests	185	102	(2,908)	(550)
Comprehensive income (loss) attributable to Ferro Corporation	$15,989	$10,132	$(9,683)	$27,131

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$211,413	$140,500
Accounts receivable, net	242,482	236,749
Inventories	158,030	158,368
Deferred income taxes	6,508	7,532
Other receivables	26,753	25,635
Other current assets	14,424	17,912
Current assets held-for-sale	17,570	27,087
Total current assets	677,180	613,783
Other assets
Property, plant and equipment, net	194,459	212,642
Goodwill	92,976	93,733
Intangible assets, net	56,973	57,309
Deferred income taxes	36,186	39,712
Other non-current assets	63,863	60,982
Non-current assets held-for-sale	32,892	18,737
Total assets	$1,154,529	$1,096,898
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$7,332	$8,382
Accounts payable	125,838	129,236
Accrued payrolls	25,048	36,051
Accrued expenses and other current liabilities	47,842	53,133
Current liabilities held-for-sale	6,841	10,016
Total current liabilities	212,901	236,818
Other liabilities
Long-term debt, less current portion	406,331	303,629
Postretirement and pension liabilities	157,924	167,772
Other non-current liabilities	47,087	50,359
Non-current liabilities held-for-sale	2,168	2,304
Total liabilities	826,411	760,882
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 87.3 million and 87.0 million shares outstanding at June 30, 2015, and December 31, 2014, respectively	93,436	93,436
Paid-in capital	314,094	317,404
Retained earnings	88,976	71,407
Accumulated other comprehensive loss	(49,057)	(21,805)
Common shares in treasury, at cost	(128,055)	(136,058)
Total Ferro Corporation shareholders’ equity	319,394	324,384
Noncontrolling interests	8,724	11,632
Total equity	328,118	336,016
Total liabilities and equity	$1,154,529	$1,096,898

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	Earnings	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Interests	Equity
	(Dollars in thousands)
Balances at December 31, 2013	6,730	$(143,802)	$93,436	$318,055	$(14,664)	$8,493	$12,325	$273,843
Net income (loss)	—	—	—	—	27,164	—	(43)	27,121
Other comprehensive loss	—	—	—	—	—	(33)	(507)	(540)
Stock-based compensation transactions	(268)	7,154	—	(2,516)	—	—	—	4,638
Distributions to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Balances at June 30, 2014	6,462	(136,648)	93,436	315,539	12,500	8,460	11,569	304,856

Balances at December 31, 2014	6,445	(136,058)	93,436	317,404	71,407	(21,805)	11,632	336,016
Net income (loss)	—	—	—	—	17,569	—	(1,769)	15,800
Other comprehensive loss	—	—	—	—	—	(27,252)	(1,139)	(28,391)
Stock-based compensation transactions	(280)	8,003	—	(3,310)	—	—	—	4,693
Balances at June 30, 2015	6,165	$(128,055)	$93,436	$314,094	$88,976	$(49,057)	$8,724	$328,118

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by operating activities	$3,934	$2,670
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(26,554)	(32,805)
Proceeds from sale of assets	125	5,755
Acquisition of TherMark	(5,479)	—
Net cash used in investing activities	(31,908)	(27,050)
Cash flows from financing activities
Net repayments under loans payable (1)	(931)	(42,097)
Proceeds from revolving credit facility	105,000	370,582
Principal payments from term loan facility	(1,500)	—
Principal payments on revolving credit facility	—	(282,218)
Other financing activities	(181)	365
Net cash provided by financing activities	102,388	46,632
Effect of exchange rate changes on cash and cash equivalents	(3,501)	(391)
Increase in cash and cash equivalents	70,913	21,861
Cash and cash equivalents at beginning of period	140,500	28,328
Cash and cash equivalents at end of period	$211,413	$50,189
Cash paid during the period for:
Interest	$7,045	$12,126
Income taxes	$9,482	$4,112

(1) Includes cash flows related to our domestic accounts receivable program and loans payable to banks.

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

The Company owns 51% of an operating affiliate in Venezuela that is a consolidated subsidiary of Ferro. During the first quarter of 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela published a new exchange rate, the Foreign Exchange Marginal System (“SIMADI”). We concluded in March 2015 that SIMADI was the most relevant exchange mechanism available, and began using SIMADI to translate the local currency financial statements.  As a result of the revaluation, we recognized a $1.9 million foreign currency loss and a $2.6 million loss due to lower of cost or market charges against our inventory, prior to the adjustment for losses allocated to our noncontrolling interest partner, which is recorded within Foreign currency losses, net and Cost of sales, respectively, within our condensed consolidated statement of operations for the six months ended June 30, 2015. We had $1.2 million of assets and $1.1 million of liabilities that are included in the condensed consolidated balance sheet at June 30, 2015.

 In the first quarter of 2014, the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available, which we concluded to be SICAD I in the first quarter of 2014.  The impact of the remeasurement in the first quarter of 2014, prior to adjustment for losses allocated to our noncontrolling interest partner, was a loss of $1.6 million which is recorded within Foreign currency losses, net within our condensed consolidated statement of operations for the six months ended June 30, 2014.

During the second quarter of 2014, substantially all of the assets and liabilities of the Specialty Plastics and Polymer Additives reportable segments were classified as held-for-sale.  As further discussed in Note 3, the Specialty Plastics sale closed on July 1, 2014, and the North America-based Polymer Additives sale closed on December 19, 2014.  Therefore, the Specialty Plastics and North America-based Polymer Additives operating results, net of tax, have been classified as discontinued operations for the three and six months ended June 30, 2014.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2015.

2.    Recent Accounting Pronouncements

Accounting Standards Adopted in the period ended June 30, 2015

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

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

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

3.    Discontinued Operations

During the third quarter of 2014, we sold substantially all of the assets related to our Specialty Plastics business for a cash purchase price of $91.0 million. The transaction resulted in net proceeds of $88.3 million after expenses, and a gain of approximately $54.9 million. We have classified the Specialty Plastics operating results, net of income tax, as discontinued operations for the three and six months ended June 30, 2014.

During the second quarter of 2014, we commenced a process to market for sale all of the assets within our Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, have been met.  For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities and (2) the remainder of the Polymer Additives assets, our North America-based Polymer Additives business.  During the fourth quarter of 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business for a cash purchase price of $153.5 million.  The transaction resulted in net proceeds of $149.5 million after expenses, and a gain of approximately $72.7 million.  We have classified the operating results, net of income tax, as discontinued operations for the three and six months ended June 30, 2014.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

The table below summarizes results for Polymer Additives and Specialty Plastics, for the three and six months ended June 30, 2015 and 2014, which are reflected in our condensed consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net sales	$7,837	$111,465	$19,736	$222,474
Cost of sales	11,903	92,314	26,458	188,801
Gross (loss) profit	(4,066)	19,151	(6,722)	33,673
Selling, general and administrative expenses	1,009	6,438	2,228	12,645
Restructuring and impairment charges	—	14,362	—	14,364
Interest expense	206	1,533	319	2,905
Miscellaneous expense, net	365	30	333	136
(Loss) income from discontinued operations before income taxes	(5,646)	(3,212)	(9,602)	3,623
Income tax expense	—	308	—	559
(Loss) income from discontinued operations, net of taxes	$(5,646)	$(3,520)	$(9,602)	$3,064

The following table summarizes the assets and liabilities which are classified as held-for-sale at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Accounts receivable, net	$6,129	$5,959
Inventories	8,159	19,217
Other current assets	3,282	1,911
Current assets held-for-sale	17,570	27,087
Property, plant and equipment, net	32,374	18,174
Other non-current assets	518	563
Total assets held-for-sale	50,462	45,824
Accounts payable	5,602	8,181
Accrued expenses and other current liabilities	1,239	1,835
Current liabilities held-for-sale	6,841	10,016
Other non-current liabilities	2,168	2,304
Total liabilities held-for-sale	$9,009	$12,320

Included within noncurrent assets is a deferred tax asset of $12.9 million at June 30, 2015 and $14.1 million at December 31, 2014, which were completely reserved for at both periods.

4.    Acquisitions

In February 2015, the Company acquired TherMark Holdings, Inc., a leader in laser marking technology, for a cash purchase price of $5.5 million.  The Company recorded $4.6 million of amortizable intangible assets, $2.5 million of goodwill, $1.7 million of a deferred tax liability related to the amortizable intangible assets, and $0.1 million of net working capital on the condensed consolidated balance sheet at June 30, 2015.  At June 30, 2015, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

In December 2014, Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, acquired 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for a purchase price of €87.2 million in cash, or $108.9 million, based on the exchange rate on the closing date of December 1, 2014. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products to its customers for the production of ceramic tiles, with some diversification in the glass sector.  We expect to achieve synergies and cost reductions by eliminating redundant processes and facilities.  The results of operations for this business have been included in the condensed consolidated financial statements since the date of acquisition.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of June 30, 2015, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and is a result of anticipated synergies. Goodwill has been allocated to the Performance Coatings and Performance Colors and Glass segments of $31.4 million and $1.0 million, respectively.  Goodwill is not expected to be deductible for tax purposes.

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million, which is recorded in Intangible assets, net on the consolidated balance sheets.

5.    Inventories

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Raw materials	$44,124	$46,605
Work in process	32,192	32,356
Finished goods	81,714	79,407
Total inventories	$158,030	$158,368

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million for the three months ended June 30, 2015 and 2014, and were $0.4 million for the six months ended June 30, 2015 and 2014. We had on hand precious metals owned by participants in our precious metals consignment program of $26.7 million at June 30, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $440.2 million at June 30, 2015, and $442.4 million at December 31, 2014. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $3.8 million at June 30, 2015, and $4.0 million at June 30, 2014.

During the second quarter of 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil which resulted in gains of $1.2 million and $0.4 million, respectively.  The gains on sale were offset by losses associated with the loss on sale of our corporate related real estate and the write-off of tenant improvements of $3.5 million and $1.3 million, respectively.  The net loss of $3.3 million related to these transactions is recorded in Miscellaneous (income) expense, net within our condensed consolidated statements of operations for the three and six months ended June 30, 2014.

As discussed in Note 3 - Discontinued Operations, during the second quarter of 2014, our Europe-based Polymer Additives assets were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment. As such, these assets were tested for impairment comparing the fair value of the assets less costs to sell to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell was less than the carrying value.  As a result of the analysis, the assets had a carrying value that exceeded fair value, resulting in an impairment charge of $14.4 million.  The impairment charge is included in (Loss) income from discontinued operations, net of income taxes within our condensed consolidated statements of operations for the three and six months ended

June 30, 2014. We performed additional impairment analysis at each of the reporting dates and recorded an additional $7.2 million impairment charge, which represents the additional capital expenditures related to the construction of the facility, in the three months ended September 30, 2014, for a full year 2014 impairment charge of $21.6 million.  Though the sale process of these assets has taken longer than initially expected, we continue to believe that it is probable that we will sell the Europe-based Polymer Additives assets within a year.

The following table presents information about the Company's impairment charges on assets that were measured on a fair value basis for the six months ended June 30, 2015 and for the year ended December 31, 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
June 30, 2015
Assets held for sale	$—	$—	$45,349	$45,349	$—
December 31, 2014
Assets held for sale	$—	$—	$37,400	$37,400	$(21,566)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Loans payable	$3,442	$4,284
Current portion of long-term debt	3,890	4,098
Loans payable and current portion of long-term debt	$7,332	$8,382

Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Term loan facility	$297,750	$299,250
Revolving credit line	105,000	—
Capital lease obligations	4,382	4,973
Other notes	3,089	3,504
Total long-term debt	410,221	307,727
Current portion of long-term debt	(3,890)	(4,098)
Long-term debt, less current portion	$406,331	$303,629

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. Principal payments on the term loan facility of $0.75 million quarterly, are payable commencing December 31, 2014, with the remaining balance due on the maturity date. The New Credit Facility replaces the prior $250 million revolving credit facility and provided funding to repurchase the 7.875%

Senior Notes. Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At June 30, 2015, the Company had borrowed $297.8 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At June 30, 2015, the Company had borrowed $105.0 million under the revolving credit line.  The borrowing on the revolving credit line was used to fund the Nubiola acquisition.  Refer to footnote 17 for additional details. After reductions for outstanding letters of credit secured by these facilities, we had $90.1 million of additional borrowings available at June 30, 2015.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At June 30, 2015, we were in compliance with the covenants of the New Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $27.0 million and $10.8 million at June 30, 2015 and December 31, 2014, respectively. The unused portions of these lines provided additional liquidity of $26.5 million at June 30, 2015, and $9.3 million at December 31, 2014.

8.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$211,413	$211,413	$211,413	$—	$—
Loans payable	(3,442)	(3,442)	—	(3,442)	—
Term loan facility	(297,750)	(308,929)	—	(308,929)	—
Revolving credit line	(105,000)	(105,211)	—	(105,211)	—
Other long-term notes payable	(3,089)	(2,522)	—	(2,522)	—
Foreign currency forward contracts, net	439	439	—	439	—

	December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$140,500	$140,500	$140,500	$—	$—
Loans payable	(4,284)	(4,284)	—	(4,284)	—
Term loan facility	(299,250)	(310,453)	—	(310,453)	—
Other long-term notes payable	(3,504)	(2,861)	—	(2,861)	—
Foreign currency forward contracts, net	713	713	—	713	—

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  The fair values of the term loan facility, the revolving credit line and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's non-performance risk.

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net foreign currency losses of $2.8 million and $4.6 million in the three and six months ended June 30, 2015, respectively, and net foreign currency losses of approximately $0.0 million and $1.4 million in the three and six months ended June 30, 2014, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We recognized net losses of $0.3 million and net gains of $1.3 million in the three and six months ended June 30, 2015 and net losses of $0.1 million and net gains of $2.3 million in the three and six months ended June 30, 2014, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $268.0 million at June 30, 2015, and $145.9 million at December 31, 2014.

The following table presents the effect on our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, of our foreign currency forward contracts:

	Amount of (Loss)
	Recognized in Earnings
	Three Months Ended
	June 30,
	2015	2014	Location of Loss in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(317)	$(94)	Foreign currency losses, net

	Amount of Gain
	Recognized in Earnings

	Six Months Ended
	June 30,

	2015	2014	Location of Gain in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$1,328	$2,307	Foreign currency losses, net

The following table presents the fair values on our condensed consolidated balance sheets of foreign currency forward contracts:

	June 30,	December 31,
	2015	2014	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$1,107	$1,599	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(668)	$(886)	Accrued expenses and other current liabilities

9.    Income Taxes

  During the first six months of 2015, income tax expense was $8.1 million, or 24.3% of pre-tax income, compared with $7.7 million, or 24.2% of pre-tax income, in the prior-year same period. The tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.

10.    Contingent Liabilities

We have recorded environmental liabilities of $8.9 million at June 30, 2015, and $10.1 million at December 31, 2014, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at June 30, 2015, and December 31, 2014, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a $7.4 million liability at June 30, 2015, and a $6.9 million liability at December 31, 2014.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

11.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30, 2015 and 2014, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$5	$5	$383	$460	$—	$—
Interest cost	4,697	4,924	915	1,314	242	300
Expected return on plan assets	(7,291)	(7,034)	(674)	(808)	—	—
Amortization of prior service cost (credit)	3	3	15	16	—	(26)
Net periodic benefit (credit) cost	$(2,586)	$(2,102)	$639	$982	$242	$274

Net periodic benefit (credit) cost for the six months ended June 30, 2015 and 2014, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$9	$10	$774	$911	$—	$—
Interest cost	9,395	9,848	1,838	2,615	485	602
Expected return on plan assets	(14,583)	(14,067)	(1,349)	(1,605)	—	—
Amortization of prior service cost (credit)	6	6	30	31	—	(53)
Net periodic benefit (credit) cost	$(5,173)	$(4,203)	$1,293	$1,952	$485	$549

Net periodic benefit (credit) for our U.S. pension plans for the six months ended June 30, 2015, increased from the effects of larger plan asset balances resulting in increased expected returns in addition to the effect of a lower discount rate. Net periodic benefit cost for our non-U.S. pension plans decreased primarily due to the change in the discount rate. Net periodic benefit cost for our postretirement health care and life insurance benefit plans did not change significantly compared with the prior year.

12.    Stock-Based Compensation

On May 22, 2013, our shareholders approved the 2013 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2013, subject to shareholder approval. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high quality key employees and directors, motivating such employees and directors to achieve the Company’s short- and long-range performance goals and objectives and thereby align  their interests with those of the Company’s shareholders. The Plan reserves 4,400,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted shares, performance shares, other common stock based awards, and dividend equivalent rights.

In the first half of 2015, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.2 million deferred stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the six months ended June 30, 2015:

Stock Options
Weighted-average grant-date fair value	$8.55
Expected life, in years	6.0
Risk-free interest rate	1.9% - 2.1%
Expected volatility	58.7% - 80.1%

The weighted average grant date fair value of our performance share units was $12.97. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant. The weighted-average fair value per unit for grants made during the six months ended June 30, 2015 was $12.80.

We recognized stock-based compensation expense of $8.0 million for the six months ended June 30, 2015 and $5.9 million for the six months ended June 30, 2014. At June 30, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $7.3 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2018.

13.    Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company - (1) business realignment, (2) operational efficiency and (3) corporate and back office functions.  Business realignment was targeted at right-sizing our commercial management organizations globally.  The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain.  The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The cumulative charges incurred to date associated with these programs are $41.6 million. Total costs related to the program expected to be incurred are approximately $41.6 million. Total restructuring charges were $1.1 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and $2.0 million and $6.3 million for the three and six months ended June 30, 2014, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2014	$519	$937	$—	$1,456
Restructuring charges	1,290	214	—	1,504
Cash payments	(912)	(745)	—	(1,657)
Non-cash items	(483)	(31)	—	(514)
Balances at June 30, 2015	$414	$375	$—	$789

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

14.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$6,599	$9,959	$17,569	$27,164
Adjustment for loss (income) from discontinued operations	5,646	3,520	9,602	(3,064)
Total	$12,245	$13,479	$27,171	$24,100
Weighted-average common shares outstanding	87,264	86,936	87,189	86,857
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.14	$0.15	$0.31	$0.28
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$6,599	$9,959	$17,569	$27,164
Adjustment for loss (income) from discontinued operations	5,646	3,520	9,602	(3,064)
Total	$12,245	$13,479	$27,171	$24,100
Weighted-average common shares outstanding	87,264	86,936	87,189	86,857
Assumed exercise of stock options	552	522	547	544
Assumed satisfaction of deferred stock unit conditions	108	—	87	45
Assumed satisfaction of restricted stock unit conditions	300	207	264	222
Assumed satisfaction of performance stock unit conditions	576	650	569	625
Assumed satisfaction of restricted share conditions	—	—	—	16
Weighted-average diluted shares outstanding	88,800	88,315	88,656	88,309
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.14	$0.15	$0.31	$0.27

The number of anti-dilutive or unearned shares was 2.0 million and 2.1 million for the three and six months ended June 30, 2015, and 2.5 million for the three and six months ended June 30, 2014.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

15.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended June 30,
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balances at March 31, 2014	$1,906	$6,451	$(70)	$8,287
Other comprehensive loss before reclassifications	—	187	—	187
Amounts reclassified from accumulated other comprehensive loss	(14)	—	—	(14)
Net current period other comprehensive loss	(14)	187	—	173
Balances at June 30, 2014	1,892	6,638	(70)	8,460

Balances at March 31, 2015	904	(59,281)	(70)	(58,447)
Other comprehensive loss before reclassifications	—	9,408	—	9,408
Amounts reclassified from accumulated other comprehensive income	(18)	—	—	(18)
Net current period other comprehensive loss	(18)	9,408	—	9,390
Balances at June 30, 2015	$886	$(49,873)	$(70)	$(49,057)

	Six Months Ended June 30,
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balances at December 31, 2013	$1,942	$6,621	$(70)	$8,493
Other comprehensive loss before reclassifications	—	17	—	17
Amounts reclassified from accumulated other comprehensive income	(50)	—	—	(50)
Net current period other comprehensive loss	(50)	17	—	(33)
Balances at June 30, 2014	1,892	6,638	(70)	8,460

Balances at December 31, 2014	888	(22,623)	(70)	(21,805)
Other comprehensive loss before reclassifications	—	(27,250)	—	(27,250)
Amounts reclassified from accumulated other comprehensive income	(2)	—	—	(2)
Net current period other comprehensive loss	(2)	(27,250)	—	(27,252)
Balances at June 30, 2015	$886	$(49,873)	$(70)	$(49,057)

16.    Reporting for Segments

As discussed in Note 3, substantially all of the assets and liabilities of the Polymer Additives and the Specialty Plastics reportable segments were sold during 2014 and are included in discontinued operations in the condensed consolidated statement of operations for all periods presented. The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, and Venezuela, are reflected within our Pigments, Powders and Oxides and Performance Coatings reportable segments, respectively.  All periods presented reflect these changes to the composition of our reportable segments.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Performance Coatings	$139,460	$156,789	$276,246	$301,949
Performance Colors and Glass	98,729	106,109	198,193	209,479
Pigments, Powders and Oxides	30,025	31,319	56,547	63,516
Total net sales	$268,214	$294,217	$530,986	$574,944

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Performance Coatings	$35,144	$37,823	$64,019	$71,240
Performance Colors and Glass	33,389	35,352	67,878	69,724
Pigments, Powders and Oxides	9,292	7,121	17,146	14,663
Other cost of sales	(185)	(1,842)	(768)	(2,220)
Total gross profit	77,640	78,454	148,275	153,407
Selling, general and administrative expenses	52,695	49,260	102,151	100,629
Restructuring and impairment charges	1,116	1,958	1,625	6,308
Other expense, net	5,719	8,142	10,959	14,746
Income before income taxes	$18,110	$19,094	$33,540	$31,724

17. Subsequent Events

On July 7, 2015, the Company completed the purchase of the entire share capital of Corporación Química Vhem, S.L., Dibon USA, LLC and Ivory Corporation, S.A. (together with their direct and indirect subsidiaries, the “Nubiola Group”)” on a cash-free and debt-free basis for €149 million (approximately $165 million), subject to customary working capital and other purchase price adjustments.  The all-cash transaction was funded with excess cash and borrowings under the Company’s existing revolving credit facility.  See footnote 7 for additional detail on the revolving credit facility.  Nubiola is a worldwide producer of specialty inorganic pigments and the world’s largest producer of Ultramarine Blue, a pigment for the plastics and construction industries, highly valued for its durability, unique color attributes and whitening capability. Nubiola also produces specialty Iron Oxides, Chrome Oxide Greens and Corrosion Inhibitors. Nubiola is based in Barcelona, Spain and has production facilities in Spain, Colombia, Romania, and India and a joint venture in China.  The acquisition enhances the Company’s current position in inorganic pigments, and accelerates the Company’s strategy to become a leading global functional coatings and color solutions company.

The Company incurred acquisition related costs of $1.9 million and $2.2 million for the three and six months ended June 30, 2015, respectively, which is recorded within Selling, general and administrative expenses, within our condensed consolidated statements of operations.  The operating results related to the Nubiola acquisition will be included in the Company’s condensed consolidated financial statements commencing on July 7, 2015, the date of the acquisition. The Company will account for the Nubiola acquisition as a business combination during the third quarter of 2015.

Due to the timing of the acquisition, the Company’s initial purchase accounting was incomplete at the time these financial statements were issued.  As such, the Company cannot disclose the allocation of the acquisition price to acquired assets and liabilities and the related required disclosures at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended June 30, 2015, net sales were down $26.0 million, or 8.8%, compared with the prior-year same period.  The primary driver of the decline in net sales was unfavorable foreign currency impacts.  Net sales were also impacted by favorable volume and mix of $9.7 million, driven by increases in Performance Coatings, Pigments, Powders and Oxides and Performance Colors and Glass of $6.2 million, $2.1 million and $1.4 million, respectively.  The higher sales volume in Performance Coatings was driven by sales of $16.2 million attributable to Vetriceramici, which was acquired in the fourth quarter of 2014. Pigments, Powders and Oxides was unfavorably impacted by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes during 2014, which resulted in a decline of $2.8 million compared with the prior-year same period.  Despite the decline in net sales, gross profit remained relatively flat compared with the prior-year same period; and, as a percentage of net sales excluding precious metals, it increased approximately 230 basis points to 30.2%.

For the three months ended June 30, 2015, selling, general and administrative (“SG&A”) expenses increased $3.4 million, or 7.0%, compared with the prior-year same period.

For the three months ended June 30, 2015, net income was $6.8 million, compared with net income of $10.4 million in 2014, and net income attributable to common shareholders was $6.6 million, compared with net income attributable to common shareholders of $10.0 million in 2014. Income from continuing operations was $12.4 million for the three months ended June 30, 2015, compared with income from continuing operations of $13.9 million for the three months ended June 30, 2014.  Our total gross profit for the second quarter of 2015 was $77.6 million, compared with $78.5 million for the three months ended 2014.

Outlook

For the remainder of 2015, we expect continued global growth, but at a relatively low rate.  Certain economies where we, or our customers, participate, including Indonesia, China, Thailand, and certain Eastern European countries, including Russia and Ukraine, are expected to remain weak through the remainder of 2015.  This is expected to adversely impact the sales growth of our legacy business.  Sales growth for the remainder of the year will be positively impacted by our recent acquisitions of Vetriceramici and Nubiola, which are expected to contribute sales of $85-$90 million in the second half of the year.  Additionally, we expect foreign currency to continue to have a negative impact on our results.  Gross profit as a percentage of net sales excluding precious metals is expected to be greater than 2014 levels due to strong volumes and richer product mix.

We continue to be focused on integration of our recent acquisitions, including Vetriceramici, which was acquired during the fourth quarter of 2014, and Nubiola, which was recently acquired early in the third quarter of 2015.  We have identified numerous synergy opportunities related to both acquisitions, and we are working diligently to execute on those opportunities.  Further, we are continuing efforts to divest our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities.  The assets associated with this facility are currently classified as held-for-sale on our condensed consolidated balance sheets.

We will continue to focus on opportunities to optimize our cost structure and make our business processes and systems more efficient, and leverage tax planning opportunities.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations - Consolidated

Comparison of the three months ended June 30, 2015 and 2014

For the three months ended June 30, 2015,  income from continuing operations was $12.4  million, compared with $13.9 million income from continuing operations for the three months ended June 30, 2014.  Net income was $6.8 million, compared with net income of $10.4 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, net income attributable to common shareholders was $6.6 million, or earnings per share of $0.08, compared with net income attributable to common shareholders of $10.0 million, or earnings per share of $0.11, for the three months ended June 30, 2014.

Net Sales

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$256,888	$281,599	$(24,711)	(8.8)%
Sales of precious metals	11,326	12,618	(1,292)	(10.2)%
Net sales	268,214	294,217	(26,003)	(8.8)%
Cost of sales	190,574	215,763	(25,189)	(11.7)%
Gross profit	$77,640	$78,454	$(814)	(1.0)%
Gross profit as a % of net sales excluding precious metals	30.2%	27.9%

Net sales decreased by  $26.0 million, or 8.8%, in the three months ended June 30, 2015, as compared with the prior-year same period.  Net sales excluding precious metals decreased $24.7 million compared with the prior-year same period, driven by lower sales in Performance Coatings and Performance Colors and Glass of $17.3 million and $8.2 million, respectively, partially mitigated by higher sales in Pigments, Powders and Oxides of $0.8 million.  The main driver of the decrease in net sales excluding precious metals was unfavorable foreign currency impacts, which was approximately $28.8 million, partially mitigated by $16.9 million of sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  The decline in sales of precious metals was driven by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $2.1 million in precious metals sales in the second quarter of 2014, partially mitigated by higher sales in Performance Colors and Glass of $0.8 million, compared with the prior-year same period.

Gross Profit

Gross profit decreased $0.8 million, or 1.0%, in the three months ended June 30, 2015, compared to the prior-year same period, and as a percentage of net sales excluding precious metals, it increased 230 basis points to  30.2%.  The decline in gross profit was driven by Performance Coatings and Performance Colors and Glass, partially mitigated by an increase in gross profit in Pigments, Powders and Oxides.  The decrease was primarily due to unfavorable currency impacts of $8.3 million and unfavorable product pricing of $5.5 million, partially mitigated by higher sales volumes and mix of $5.9 million and lower raw material costs of $3.9 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$116,641	$129,306	$(12,665)	(9.8)%
United States	66,093	62,803	3,290	5.2%
Asia Pacific	38,085	47,863	(9,778)	(20.4)%
Latin America	36,069	41,627	(5,558)	(13.4)%
Total net sales excluding precious metals	$256,888	$281,599	$(24,711)	(8.8)%
Sale of precious metals	11,326	12,618	(1,292)	(10.2)%
Net sales	$268,214	$294,217	$(26,003)	(8.8)%

The decline in net sales excluding precious metals of $24.7 million, compared with the prior-year same period, was driven by declines in Europe, Asia Pacific, and Latin America of $12.7 million, $9.8 million and $5.6 million, respectively.  The decline in Europe was due to lower sales in all segments, driven by unfavorable foreign currency impacts. The decline in Asia Pacific was primarily driven by lower sales in Performance Coatings of $8.4 million. The decline in Latin America was primarily driven by lower sales in Performance Coatings and Performance Colors and Glass.  The decrease in net sales excluding precious metals was partially mitigated by higher sales in the United States, driven by Pigments, Powders and Oxides and Performance Colors and Glass, which increased $2.9 million and $2.3 million, respectively, compared with the prior-year same period, partially offset by a decrease in net sales of $1.9 million in Performance Coatings compared with the prior-year same period.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$115,269	$126,784	$(11,515)	(9.1)%
United States	50,647	50,067	580	1.2%
Asia Pacific	49,736	56,670	(6,934)	(12.2)%
Latin America	41,236	48,078	(6,842)	(14.2)%
Total net sales excluding precious metals	$256,888	$281,599	$(24,711)	(8.8)%
Sale of precious metals	11,326	12,618	(1,292)	(10.2)%
Net sales	$268,214	$294,217	$(26,003)	(8.8)%

Selling, General and Administrative Expenses

The following table presents Selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$32,595	$34,126	$(1,531)	(4.5)%
Corporate	20,100	15,134	4,966	32.8%
Selling, general and administrative expenses	$52,695	$49,260	$3,435	7.0%

The following table includes SG&A components with significant changes between 2015 and 2014

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$27,832	$29,222	$(1,390)	(4.8)%
Incentive compensation	72	2,660	(2,588)	(97.3)%
Stock-based compensation	5,866	2,233	3,633	162.7%
Pension and other postretirement benefits	(1,705)	(846)	(859)	101.5%
Bad debt	140	606	(466)	(76.9)%
All other expenses	20,490	15,385	5,105	33.2%
Selling, general and administrative expenses	$52,695	$49,260	$3,435	7.0%

SG&A expenses were $3.4 million higher in the three months ended June 30, 2015,  compared with the prior-year same period. Significant drivers of the increase in SG&A expenses were stock-based compensation expense due to the Company’s performance established for certain awards relative to targets and the increase in the Company’s stock price, incremental SG&A expenses of $3.2 million attributable to Vetriceramici, which was acquired in the fourth quarter of 2014, and higher professional fees compared with the prior-year same period that were primarily related to business development activities.

Restructuring and Impairment Charges

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	$1,019	$558	$461	82.6%
Other restructuring costs	97	1,400	(1,303)	(93.1)%
Restructuring and impairment charges	$1,116	$1,958	$(842)	(43.0)%

Restructuring and impairment charges decreased in the second quarter of 2015 compared with the prior-year same period. The decline was due to many of our restructuring activities initiated in 2013 being executed during the first half of 2014, and the second quarter of 2015 having fewer new actions.

Interest Expense

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,325	$4,777	$(1,452)	(30.4)%
Amortization of bank fees	289	366	(77)	(21.0)%
Interest capitalization	(504)	(470)	(34)	7.2%
Interest expense	$3,110	$4,673	$(1,563)	(33.4)%

Interest expense in the second quarter of 2015 decreased $1.6 million compared with the prior-year same period due to the retirement of the 7.875% Senior Notes and refinancing of the 2013 Amended Revolving Credit Facility during the third quarter of 2014.

Income Tax Expense

During the second quarter of 2015, income tax expense was $5.7 million, or 31.4% or pre-tax income, compared with income tax expense of $5.2 million, or 27.2% of pre-tax income, in the prior-year same period.  The tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.

Results of Operations - Segment Information

Comparison of the three months ended June 30, 2015 and 2014

Performance Coatings

	Three Months Ended				Change due to
	June 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$139,460	$156,789	$(17,329)	(11.1)%	$(5,801)	$6,170	$(17,698)	$—
Segment gross profit	35,144	37,823	(2,679)	(7.1)%	(5,801)	4,537	(4,444)	3,029
Gross profit as a % of segment net sales	25.2%	24.1%

       Net sales declined in Performance Coatings compared with the prior-year same period, primarily driven by decreases of $16.2 million in frits and glazes, $5.4 million in colors, $4.8 million in digital inks, $3.8 million in porcelain enamel and $3.3 million in other tile product lines, partially mitigated by an increase of $16.2 million in sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  The change in net sales was driven by unfavorable foreign currency impacts of $17.7 million, lower product pricing of $5.8 million and unfavorable mix of $4.7 million, partially mitigated by higher sales volumes of $10.9 million, which was driven by Vetriceramici sales. Gross profit decreased $2.7 million from the prior-year same period, primarily driven by unfavorable product pricing impacts and foreign currency impacts of $5.8 million and $4.4 million, respectively, partially mitigated by higher sales volumes and mix of $4.5 million, driven by the gross profit increase from Vetriceramici of $7.2 million.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$76,395	$80,226	$(3,831)	(4.8)%
Latin America	31,036	34,197	(3,161)	(9.2)%
Asia Pacific	20,751	29,195	(8,444)	(28.9)%
United States	11,278	13,171	(1,893)	(14.4)%
Total	$139,460	$156,789	$(17,329)	(11.1)%

The net sales decrease of $17.3 million was driven by declines in all regions across all product lines.  The sales decline in Europe and Latin America was partially mitigated by sales of $16.2 million attributable to Vetriceramici, which was acquired in the fourth quarter of 2014.

Performance Colors and Glass

	Three Months Ended				Change due to
	June 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$87,434	$95,632	$(8,198)	(8.6)%	$161	$1,377	$(9,736)	$—
Segment precious metal sales	11,295	10,477	818	7.8%
Segment net sales	98,729	106,109	(7,380)	(7.0)%
Segment gross profit	33,389	35,352	(1,963)	(5.6)%	161	674	(3,533)	735
Gross profit as a % of segment net sales	38.2%	37.0%

       Net sales excluding precious metals decreased compared with the prior-year same period, primarily driven by declines in our decoration, automotive and industrial products of $5.5 million, $3.2 million and $1.1 million, respectively, partially mitigated by higher sales of our electronics products of $0.9 million and sales of $0.7 million from Vetriceramici, which was acquired in the fourth quarter of 2014.  Net sales excluding precious metals were impacted by unfavorable currency impacts of $9.7 million, which primarily drove the decline and lower sales volumes of $0.5 million, and was partially mitigated by favorable mix of $1.9 million and favorable product pricing of $0.2 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable currency impacts of $3.5 million and higher manufacturing costs of $1.4 million, partially mitigated by favorable product pricing impacts of $0.2 million, higher sales volumes and mix of $0.7 million and lower raw material costs of $2.0 million.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$35,693	$43,132	$(7,439)	(17.2)%
United States	33,109	30,799	2,310	7.5%
Asia Pacific	13,979	14,757	(778)	(5.3)%
Latin America	4,653	6,944	(2,291)	(33.0)%
Total	$87,434	$95,632	$(8,198)	(8.6)%

The net sales excluding precious metals decline of $8.2 million was driven by lower sales in Europe, Latin America and Asia Pacific, partially mitigated by higher sales in the United States. The decrease in sales in Europe was attributable to lower sales across all products, the decline in sales in Latin America was primarily due to lower sales of decoration products, and the decline in Asia

Pacific was primarily due to lower sales in automotive and decoration products. The declines were partially mitigated by higher sales in the United States of electronics, industrial, and decoration products.

Pigments, Powders and Oxides

	Three Months Ended				Change due to
	June 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$29,994	$29,178	$816	2.8%	$128	$2,086	$(1,398)	$—
Segment precious metal sales	31	2,141	$(2,110)	(98.6)%
Segment net sales	30,025	31,319	(1,294)	(4.1)%
Segment gross profit	9,292	7,121	2,171	30.5%	128	709	(307)	1,641
Gross profit as a % of segment net sales	30.98%	24.41%

       Net sales excluding precious metals increased compared with the prior-year same period, primarily due to higher sales of surface finishing products of $1.9 million, partially offset by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $0.7 million in net sales excluding precious metals in the second quarter of 2014.  Net sales excluding precious metals were impacted by higher volumes of $2.4 million and favorable product pricing of $0.1 million, partially offset by unfavorable foreign currency impacts of $1.4 million and unfavorable mix of $0.3 million.  Gross profit increased from the prior-year same period, primarily due to lower manufacturing costs of $1.4 million, favorable product pricing of $0.1 million, higher sales volumes and mix of $0.7 million, and lower raw material costs of $0.2 million, partially offset by unfavorable currency impacts of $0.3 million.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$21,706	$18,833	$2,873	15.3%
Europe	4,553	5,948	(1,395)	(23.5)%
Asia Pacific	3,355	3,911	(556)	(14.2)%
Latin America	380	486	(106)	(21.8)%
Total	$29,994	$29,178	$816	2.8%

Net sales excluding precious metals increased $0.8 million, primarily driven by increased sales of surface finishing and pigments products in the United States of $1.8 million and $1.3 million, respectively. The increase in sales was partially offset by lower sales of pigments products in Europe of $1.4 million, and the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes driving the decline in Asia Pacific.

Comparison of the six months ended June 30, 2015 and 2014

For the six months ended June 30, 2015, income from continuing operations was $25.4 million, compared with  $24.1 million income from continuing operations for the six months ended June 30, 2014.  Net income was  $15.8 million, compared with net income of $27.1 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net income attributable to common shareholders was $17.6 million, or $0.20 earnings per share, compared with net income attributable to common shareholders of $27.2 million, or $0.31 earnings per share, for the six months ended June 30, 2014.

Net Sales

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$510,048	$549,041	$(38,993)	(7.1)%
Sales of precious metals	20,938	25,903	(4,965)	(19.2)%
Net sales	530,986	574,944	(43,958)	(7.6)%
Cost of sales	382,711	421,537	(38,826)	(9.2)%
Gross profit	$148,275	$153,407	$(5,132)	(3.3)%
Gross profit as a % of net sales excluding precious metals	29.1%	27.9%

Net sales decreased by $44.0 million, or 7.6%, in the six months ended June 30, 2015, as compared with the prior-year same period. Net sales excluding precious metals decreased  $39.0 million, primarily driven by decreased sales in Performance Coatings, Performance Colors and Glass and Pigments, Powders and Oxides of $25.7 million, $11.4 million and $1.9 million, respectively. The main driver of the decrease in net sales excluding precious metals was unfavorable foreign currency impacts, which was approximately $60.0 million, partially mitigated by $31.7 million of sales from Vetriceramici, which was acquired in the fourth quarter of 2014.    The decline in precious metal sales was fully attributable to the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $5.1 million in precious metals sales in the second quarter of 2014.

Gross Profit

Gross profit decreased $5.1 million, or 3.3%, in the six months ended June 30, 2015, compared with the prior-year same period. The decline in gross profit was driven by Performance Coatings, primarily due to unfavorable foreign currency impacts and pricing impacts, partially mitigated by lower raw material costs and gross profit contribution of $12.2 million from Vetriceramici, which was acquired in the fourth quarter of 2014.  The decline in gross profit was partially offset by an increase in gross profit in Pigments, Powders and Oxides, which achieved gross profit that was $2.5 million higher than the prior-year same period resulting from lower manufacturing costs, favorable raw material impacts and higher product pricing.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$227,849	$251,995	$(24,146)	(9.6)%
United States	130,073	122,673	7,400	6.0%
Asia Pacific	76,869	91,512	(14,643)	(16.0)%
Latin America	75,257	82,861	(7,604)	(9.2)%
Total net sales excluding precious metals	$510,048	$549,041	$(38,993)	(7.1)%
Sale of precious metals	20,938	25,903	(4,965)	(19.2)%
Net sales	$530,986	$574,944	$(43,958)	(7.6)%

The decline in net sales excluding precious metals of $39.0 million, compared with the prior-year same period, was primarily driven by decreased sales in Europe, Asia Pacific and Latin America, partially mitigated by increased sales in the United States. The decline in sales in Europe was due to lower sales in Performance Colors and Glass, Performance Coatings and Pigments, Powders and Oxides of $11.8 million, $9.3 million, and $3.1 million, respectively, and was largely due to unfavorable currency impacts. The decline in Asia Pacific was driven by lower sales of $11.2 million in Performance Coatings and the result of the sale of our North

American and Asian metal powders business, which comprised $2.2 million of the decrease. The lower sales in Latin America was due to lower sales in Performance Colors and Glass and Performance Coatings of $4.3 million and $3.0 million, respectively. The decline in sales in Latin America in Performance Coatings was primarily due to the unfavorable foreign currency impact related to the change in currency exchange mechanisms in Venezuela during the first quarter of 2015. The higher sales in the United States, compared to the prior-year same period, were driven by higher sales volumes within Performance Colors and Glass and Pigments, Powders and Oxides, partially offset by lower sales in Performance Coatings.

The following table presents our sales on the basis of where the sold product was shipped to, as compared to the table above that shows sales on the basis of where the sale originated.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a ship to basis
Europe	$225,670	$248,875	$(23,205)	(9.3)%
United States	101,452	98,170	3,282	3.3%
Asia Pacific	98,831	106,520	(7,689)	(7.2)%
Latin America	84,095	95,476	(11,381)	(11.9)%
Total net sales excluding precious metals	$510,048	$549,041	$(38,993)	(7.1)%
Sale of precious metals	20,938	25,903	(4,965)	(19.2)%
Net sales	$530,986	$574,944	$(43,958)	(7.6)%

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$66,532	$68,901	$(2,369)	(3.4)%
Corporate	35,619	31,728	3,891	12.3%
Selling, general and administrative expenses	$102,151	$100,629	$1,522	1.5%

The following table includes SG&A components with significant changes between 2015 and 2014.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$56,865	$60,154	$(3,289)	(5.5)%
Incentive compensation	1,724	4,961	(3,237)	(65.2)%
Stock-based compensation	7,980	5,905	2,075	35.1%
Pension and other postretirement benefits	(3,394)	(1,702)	(1,692)	99.4%
Bad debt	(150)	1,728	(1,878)	(108.7)%
All other expenses	39,126	29,583	9,543	32.3%
Selling, general and administrative expenses	$102,151	$100,629	$1,522	1.5%

SG&A expenses were $1.5 million higher in the six months ended June 30, 2015, compared with the prior-year same period. As a percentage of net sales excluding precious metals, SG&A expenses increased 170 basis points from 18.3% in the first six months of 2014 to 20.0% in the first six months of 2015. Significant drivers of the increase in SG&A expenses were stock-based compensation expensed due to the Company’s performance established for certain awards relative to targets and the increase in the Company’s stock price, incremental SG&A expenses of $6.6 million attributable to Vetriceramici, which was acquired in the fourth quarter of 2014, and higher professional fees compared with the prior-year same period that were primarily related to business development activities.

Restructuring and Impairment Charges

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	$1,290	$2,255	$(965)	(42.8)%
Other restructuring costs	335	4,053	(3,718)	(91.7)%
Restructuring and impairment charges	$1,625	$6,308	$(4,683)	(74.2)%

Restructuring and impairment charges decreased significantly compared with the prior-year same period. The decline was due to many of our restructuring activities initiated in 2013 being executed during the first half of 2014, and the second half of 2015 having fewer new actions.

Interest Expense

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$6,603	$9,251	$(2,648)	(28.6)%
Amortization of bank fees	586	732	(146)	(19.9)%
Interest capitalization	(929)	(799)	(130)	16.3%
Interest expense	$6,260	$9,184	$(2,924)	(31.8)%

Interest expense in the first six months of 2015 decreased $2.9 million compared with the prior-year same period due to the retirement of the 7.875% Senior Notes and refinancing of the 2013 Amended Revolving Credit Facility during the third quarter of 2014, and increased interest capitalization related to the addition of manufacturing capacity at our Antwerp plant.

Income Tax Expense

During the first six months of 2015, income tax expense relating to continuing operations was $8.1 million or 24.3% of pre-tax income, compared with $7.7 million, or 24.2% of pre-tax income, in the prior-year same period. The tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.

Results of Operations - Segment Information

Comparison of the six months ended June 30, 2015 and 2014

Performance Coatings

	Six Months Ended				Change due to
	June 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$276,246	$301,949	$(25,703)	(8.5)%	$(6,661)	$18,857	$(37,899)	$—
Segment gross profit	64,019	71,240	(7,221)	(10.1)%	(6,661)	5,439	(8,908)	2,909
Gross profit as a % of segment net sales	23.2%	23.6%

       Net sales decreased in Performance Coatings compared with the prior-year same period due to lower sales of tile frits and glazes, digital inks, colors, porcelain enamels, and other tile product lines of $26.3 million, $9.5 million, $8.5 million, $7.8 million and $4.2 million, respectively. The sales decline was partially mitigated by an increase of $30.6 million in sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  A substantial portion of the decline in sales was attributed to unfavorable currency impacts of $37.9 million and lower product pricing of $6.7 million, partially mitigated by higher sales volumes of $14.8 million and favorable mix of $4.1 million. Gross profit decreased from the prior-year same period, and was driven by unfavorable currency impacts of $8.9 million and lower product pricing impacts of $6.7 million, partially mitigated by favorable volume and mix of $5.4 million, favorable raw material impacts of $2.0 million and lower manufacturing costs of $0.9 million.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$144,106	$153,393	$(9,287)	(6.1)%
Latin America	64,710	67,713	(3,003)	(4.4)%
Asia Pacific	43,666	54,889	(11,223)	(20.4)%
United States	23,764	25,954	(2,190)	(8.4)%
Total	$276,246	$301,949	$(25,703)	(8.5)%

       The net sales decrease of $25.7 million compared with the prior-year same period reflected lower sales in all regions.  The decline in sales in Asia Pacific was primarily attributable to lower sales frits and glazes and digital inks of $5.9 million and $3.4 million, respectively.  The sales decline in Europe and Latin America across all products was partially mitigated by an increase of $30.6 million from sales from Vetriceramici in 2015.

Performance Colors and Glass

	Six Months Ended				Change due to
	June 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$177,362	$188,772	$(11,410)	(6.0)%	$2,069	$5,598	$(19,077)	$—
Segment precious metal sales	20,831	20,707	124	0.6%
Segment net sales	198,193	209,479	(11,286)	(5.4)%
Segment gross profit	67,878	69,724	(1,846)	(2.6)%	2,069	2,567	(6,820)	338
Gross profit as a % of segment net sales	38.3%	36.9%

Net sales excluding precious metals decreased compared with the prior-year same period, with decreases of $9.4 million in decoration, $3.6 million in automotive and $2.1 million in industrial products, partially mitigated by an increase of $2.6 million of electronics products and $1.1 million from Vetriceramici, which was acquired in the fourth quarter of 2014. Net sales excluding precious metals were impacted by unfavorable currency impacts of $19.1 million, partially mitigated by favorable mix of $4.0 million, higher product pricing of $2.1 million and higher sales volumes of $1.6 million. Gross profit decreased from the prior-year same period, due to unfavorable foreign currency impacts of $6.8 million and higher manufacturing costs of $1.0 million, partially mitigated by favorable sales volumes and mix of $2.6 million, higher product pricing impacts of $2.1 million and favorable raw material impacts of $1.3 million.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$74,512	$86,300	$(11,788)	(13.7)%
United States	65,780	59,760	6,020	10.1%
Asia Pacific	27,322	28,679	(1,357)	(4.7)%
Latin America	9,748	14,033	(4,285)	(30.5)%
Total	$177,362	$188,772	$(11,410)	(6.0)%

The decrease in net sales excluding precious metals of $11.4 million compared with the prior-year same period, was primarily driven by lower sales of decoration and industrial products in Europe of $5.0 million and $4.2 million, respectively, and lower sales of decoration products in Latin America of $4.6 million, partially mitigated by higher sales in electronics, industrial and decoration products in the United States of $3.5 million, $1.7 million, and $1.2 million, respectively.

Pigments, Powders and Oxides

	Six Months Ended				Change due to
	June 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$56,440	$58,320	$(1,880)	(3.2)%	$205	$922	$(3,007)	$—
Segment precious metal sales	107	5,196	$(5,089)	(97.9)%
Segment net sales	56,547	63,516	(6,969)	(11.0)%
Segment gross profit	17,146	14,663	2,483	16.9%	205	2	(636)	2,912
Gross profit as a % of segment net sales	30.38%	25.14%

       Net sales excluding precious metals decreased compared with the prior-year same period, primarily due to currency impacts of $3.0 million and unfavorable mix of $1.0 million, partially mitigated by higher volume and higher product pricing impacts of $1.9 million and $0.2 million, respectively. Gross profit increased from the prior-year same period and was a result of lower manufacturing costs of $2.4 million, favorable raw material impacts of $0.5 million, and higher product pricing of $0.2 million, partially offset by unfavorable currency impacts of $0.6 million.

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$40,529	$36,959	$3,570	9.7%
Europe	9,231	12,302	(3,071)	(25.0)%
Asia Pacific	5,881	7,944	(2,063)	(26.0)%
Latin America	799	1,115	(316)	(28.3)%
Total	$56,440	$58,320	$(1,880)	(3.2)%

       The decrease in net sales excluding precious metals of $1.9 million compared with the prior-year same period was due to lower sales in Europe, Asia Pacific and Latin America, which were partially mitigated by higher sales in the United States. The decline in sales in Asia Pacific was primarily driven by the sale of our North American and Asian metal powders business, which contributed $2.2 million in the prior year.  The decline in Europe and Latin America were attributable to lower sales in pigments products.  Partially mitigating the decline were higher sales in the United States of $2.8 million in surface technology and $1.2 million in pigments products.

Summary of Cash Flows for the six months ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
	2015	2014	$ Change
	(Dollars in thousands)
Net cash provided by operating activities	$3,934	$2,670	$1,264
Net cash used for investing activities	(31,908)	(27,050)	(4,858)
Net cash provided by provided by financing activities	102,388	46,632	55,756
Effect of exchange rate changes on cash and cash equivalents	(3,501)	(391)	(3,110)
Increase in cash and cash equivalents	$70,913	$21,861	$49,052

Details of net cash provided by operating activities were as follows:

	Six Months Ended
	June 30,
	2015	2014	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,800	$27,121	$(11,321)
Gain on sale of assets and business	988	3,573	(2,585)
Depreciation and amortization	16,732	23,246	(6,514)
Restructuring and impairment charges	(32)	4,963	(4,995)
Devaluation of Venezuela	3,343	1,094	2,249
Accounts receivable	(17,757)	(42,531)	24,774
Inventories	1,153	(33,946)	35,099
Accounts payable	(1,511)	24,991	(26,502)
Other changes in current assets and liabilities, net	(20,786)	916	(21,702)
Other adjustments, net	6,004	(6,757)	12,761
Net cash provided by operating activities	$3,934	$2,670	$1,264

Cash flows from operating activities. Cash flows from operating activities increased $1.3 million in the first six months of 2015 compared with the prior-year same period. The primary drivers of the increase were higher cash flow from working capital and lower restructuring payments in 2015 compared with the prior-year same period, partially offset by lower net income.

Cash flows from investing activities. Cash flows from investing activities decreased $4.9 million in the first six months of 2015 compared with the prior-year same period. The decrease was primarily due to the cash purchase of TherMark for $5.5 million during the first six months of 2015 and higher proceeds from the sale of assets of $5.7 million between periods, partially offset by lower capital expenditures in 2015, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities increased $55.8 million in the first six months of 2015 compared with the prior-year same period, primarily driven by the payoff of our domestic accounts receivable securitization program in the first six months of 2014 of $41.0 million and a net increase in proceeds from our revolver of $16.6 million between periods.

Capital Resources and Liquidity

New Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The New Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. Principal payments on the term loan facility of $0.75 million quarterly, are payable commencing with December 31, 2014, with the remaining balance due on the maturity date. The New Credit Facility replaces the prior $250 million revolving credit facility and provided funding to repurchase the 7.875% Senior Notes. Subject to certain conditions, the Company can request up to $200 million of additional commitments under the New Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At June 30, 2015, the Company had borrowed $297.8 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At June 30, 2015,  the Company had borrowed $105.0 million under the revolving credit line.  The borrowing on the revolving credit line was used to fund the Nubiola acquisition.  Refer to footnote 17 for additional details. After reductions for outstanding letters of credit secured by these facilities, we had $90.1 million of additional borrowings available at June 30, 2015.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At June 30, 2015, we were in compliance with the covenants of the New Credit Facility.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25 million of the Company’s outstanding shares of Common Stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.  The timing and amount of shares will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million for the three months ended June 30, 2015 and 2014 and were $0.4 million for the six months ended June 30, 2015 and 2014. We had on hand precious metals owned by participants in our precious metals program of $26.7 million at June 30, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at June 30, 2015, or December 31, 2014,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At June 30, 2015, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.9 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $27.0 million and $10.8 million at June 30, 2015 and December 31, 2014, respectively. We had $26.5 million and $9.3 million of additional borrowings available under these lines at June 30, 2015 and December 31, 2014, respectively.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of June 30, 2015 we had $211.4 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions.  If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $116.6 million at June 30, 2015, and $194.7 million at December 31, 2014, available under our revolving credit facility.

Our revolving credit facility subjects us to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants under our credit facility restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of June 30, 2015, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 3.36x, providing $12.7 million of EBITDA cushion on the leverage ratio, as defined within our credit facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2014, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$402,750	$299,250
Fair value	414,140	310,453
Change in annual interest expense from 1% change in interest rates	4,028	2,993
Fixed-rate debt:
Carrying amount	3,089	3,504
Fair value	2,522	2,861
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	268,000	145,920
Carrying amount and fair value	439	713
Change in fair value from 10% appreciation of U.S. dollar	15,918	1,292
Change in fair value from 10% depreciation of U.S. dollar	(19,456)	(1,579)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the second quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid per Share	or Programs	or Programs
(Dollars in thousands, except for per share amounts)
April 1, 2015 to April 30, 2015	—	$—	—	—
May 1, 2015 to May 31, 2015	—	—	—	—
June 1, 2015 to June 30, 2015	—	—	—	—
Total	—		—

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

FERRO CORPORATION (Registrant)

Date:	July 29, 2015
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2015
/s/ Jeffrey L. Rutherford
Jeffrey L. Rutherford
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Sale and Purchase Agreement, dated April 29, 2015, by and among Ferro Corporation, the sellers party thereto, Corporación Química Vhem, S.L. and Dibon USA, LLC. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K, filed July 9, 2015)**

2.2

Addendum to Sale and Purchase Agreement, dated July 7, 2015, by and among Ferro Corporation, Ferro Spain Management Company, S.L.U., the sellers party thereto, Corporación Química Vhem, S.L. and Dibon USA, LLC. (incorporated by reference to Exhibit 2.2 to Ferro Corporation’s Current Report on Form 8-K, filed July 9, 2015)**

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

**   Certain exhibits and schedules have been omitted and the registrant agrees to furnish a copy of any omitted exhibits and schedules to the Securities and Exchange