Form 10-Q
period 2015-09-30
FERRO CORP
filed 2015-11-04
CIK 35214

Bel

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

At September 30, 2015, there were 86,699,696 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net sales	$279,365	$275,754	$810,351	$850,698
Cost of sales	202,337	202,950	585,048	624,487
Gross profit	77,028	72,804	225,303	226,211
Selling, general and administrative expenses	48,417	51,716	150,568	152,345
Restructuring and impairment charges	3,844	1,521	5,469	7,829
Other expense (income):
Interest expense	3,877	3,635	10,137	12,819
Interest earned	(97)	(23)	(191)	(52)
Loss on debt extinguishment	—	14,352	—	14,352
Foreign currency losses (gains), net	1,203	(330)	5,758	1,043
Miscellaneous expense (income), net	467	(180)	705	4,038
Income before income taxes	19,317	2,113	52,857	33,837
Income tax expense	3,792	4,680	11,930	12,347
Income (loss) from continuing operations	15,525	(2,567)	40,927	21,490
(Loss) income from discontinued operations, net of income taxes	(19,086)	50,124	(28,688)	53,188
Net (loss) income	(3,561)	47,557	12,239	74,678
Less: Net income (loss) attributable to noncontrolling interests	498	92	(1,271)	49
Net (loss) income attributable to Ferro Corporation common shareholders	$(4,059)	$47,465	$13,510	$74,629
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.17	$(0.03)	$0.48	$0.25
Discontinued operations	(0.22)	0.58	(0.33)	0.61
	$(0.05)	$0.55	$0.15	$0.86
Diluted earnings (loss):
Continuing operations	$0.17	$(0.03)	$0.48	$0.24
Discontinued operations	(0.22)	0.58	(0.32)	0.60
	$(0.05)	$0.55	$0.16	$0.84

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net (loss) income	$(3,561)	$47,557	$12,239	$74,678
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(5,301)	(12,242)	(33,690)	(12,732)
Postretirement benefit liabilities loss	(4)	(44)	(6)	(94)
Other comprehensive loss, net of income tax	(5,305)	(12,286)	(33,696)	(12,826)
Total comprehensive (loss) income	(8,866)	35,271	(21,457)	61,852
Less: Comprehensive income (loss) attributable to noncontrolling interests	376	159	(2,532)	(391)
Comprehensive (loss) income attributable to Ferro Corporation	$(9,242)	$35,112	$(18,925)	$62,243

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$69,493	$140,500
Accounts receivable, net	252,095	236,749
Inventories	193,051	158,368
Deferred income taxes	9,051	7,532
Other receivables	36,086	25,635
Other current assets	15,054	17,912
Current assets held-for-sale	16,844	27,087
Total current assets	591,674	613,783
Other assets
Property, plant and equipment, net	258,870	212,642
Goodwill	126,923	93,733
Intangible assets, net	87,070	57,309
Deferred income taxes	43,469	39,712
Other non-current assets	63,017	60,982
Non-current assets held-for-sale	23,728	18,737
Total assets	$1,194,751	$1,096,898
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$9,788	$8,382
Accounts payable	130,092	129,236
Accrued payrolls	28,656	36,051
Accrued expenses and other current liabilities	62,021	53,133
Current liabilities held-for-sale	6,067	10,016
Total current liabilities	236,624	236,818
Other liabilities
Long-term debt, less current portion	416,491	303,629
Postretirement and pension liabilities	154,341	167,772
Other non-current liabilities	72,917	50,359
Non-current liabilities held-for-sale	2,134	2,304
Total liabilities	882,507	760,882
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 86.7 million and 87.0 million shares outstanding at September 30, 2015, and December 31, 2014, respectively	93,436	93,436
Paid-in capital	314,603	317,404
Retained earnings	84,917	71,407
Accumulated other comprehensive loss	(54,240)	(21,805)
Common shares in treasury, at cost	(134,704)	(136,058)
Total Ferro Corporation shareholders’ equity	304,012	324,384
Noncontrolling interests	8,232	11,632
Total equity	312,244	336,016
Total liabilities and equity	$1,194,751	$1,096,898

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	Earnings	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Interests	Equity
	(Dollars in thousands)
Balances at December 31, 2013	6,730	$(143,802)	$93,436	$318,055	$(14,664)	$8,493	$12,325	$273,843
Net income	—	—	—	—	74,629	—	49	74,678
Other comprehensive loss	—	—	—	—	—	(12,386)	(440)	(12,826)
Stock-based compensation transactions	—	7,581	—	(1,922)	—	—	—	5,659
Distributions to noncontrolling interests	—	—	—	—	—	—	(206)	(206)
Balances at September 30, 2014	6,730	(136,221)	93,436	316,133	59,965	(3,893)	11,728	341,148

Balances at December 31, 2014	6,445	(136,058)	93,436	317,404	71,407	(21,805)	11,632	336,016
Net income (loss)	—	—	—	—	13,510	—	(1,271)	12,239
Other comprehensive loss	—	—	—	—	—	(32,435)	(1,261)	(33,696)
Purchase of treasury stock	580	(6,998)	—	—	—	—	—	(6,998)
Stock-based compensation transactions	(290)	8,352	—	(2,801)	—	—	—	5,551
Distributions to noncontrolling interests	—	—	—	—	—	—	(868)	(868)
Balances at September 30, 2015	6,735	$(134,704)	$93,436	$314,603	$84,917	$(54,240)	$8,232	$312,244

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by operating activities	$31,498	$41,900
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(36,251)	(40,996)
Proceeds from sale of businesses, net	—	88,337
Proceeds from sale of assets	144	5,911
Business acquisitions, net of cash acquired	(166,997)	(6,726)
Net cash (used in) provided by investing activities	(203,104)	46,526
Cash flows from financing activities
Net borrowings (repayments) under loans payable (1)	1,791	(42,529)
Proceeds from revolving credit facility	146,773	377,844
Principal payments on term loan facility	(2,250)	—
Principal payments on revolving credit facility	(30,737)	(387,049)
Proceeds from term loan facility	—	300,000
Repayment of 7.875% Senior Notes	—	(260,451)
Payment of debt issuance costs	—	(6,834)
Purchase of treasury stock	(6,998)	—
Other financing activities	(1,160)	54
Net cash provided by (used in) financing activities	107,419	(18,965)
Effect of exchange rate changes on cash and cash equivalents	(6,820)	(2,503)
(Decrease) increase in cash and cash equivalents	(71,007)	66,958
Cash and cash equivalents at beginning of period	140,500	28,328
Cash and cash equivalents at end of period	$69,493	$95,286
Cash paid during the period for:
Interest	$11,141	$23,863
Income taxes	$17,504	$4,329

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

The Company owns 51% of an operating affiliate in Venezuela that is a consolidated subsidiary of Ferro. During the first quarter of 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela published a new exchange rate, the Foreign Exchange Marginal System (“SIMADI”). We concluded in March 2015 that SIMADI was the most relevant exchange mechanism available, and began using SIMADI to translate the local currency financial statements.  As a result of the revaluation, we recognized a $1.9 million foreign currency loss and a $2.6 million loss due to lower of cost or market charges against our inventory, prior to the adjustment for losses allocated to our noncontrolling interest partner, which is recorded within Foreign currency losses (gains), net and Cost of sales, respectively, within our condensed consolidated statement of operations for the nine months ended September 30, 2015. We had $3.1 million of assets and $2.0 million of liabilities that are included in the condensed consolidated balance sheet at September 30, 2015.

 In the first quarter of 2014, the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available, which we concluded to be SICAD I in the first quarter of 2014.  The impact of the remeasurement in the first quarter of 2014, prior to adjustment for losses allocated to our noncontrolling interest partner, was a loss of $1.6 million which is recorded within Foreign currency losses (gains), net within our condensed consolidated statement of operations for the nine months ended September 30, 2014.

During the second quarter of 2014, substantially all of the assets and liabilities of the Specialty Plastics and Polymer Additives reportable segments were classified as held-for-sale.  As further discussed in Note 3, the Specialty Plastics sale closed on July 1, 2014, and the North America-based Polymer Additives sale closed on December 19, 2014.  Therefore, the Specialty Plastics and North America-based Polymer Additives operating results, net of tax, have been classified as discontinued operations for the three and nine months ended September 30, 2014.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2015.

2.    Recent Accounting Pronouncements

Accounting Standards Adopted in the period ended September 30, 2015

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 makes amendments to the presentation of debt issuance costs.  This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Topic 330: Simplifying the Measurement of Inventory.  ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value.  This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  ASU 2015-11 should be applied on a prospective basis.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combination: Topic 805: Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined and also record the effect on earnings.

This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  ASU 2015-16 should be applied on a prospective basis.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

3.    Discontinued Operations

During the third quarter of 2014, we sold substantially all of the assets related to our Specialty Plastics business for a cash purchase price of $91.0 million. The transaction resulted in net proceeds of $88.3 million after expenses, and a gain of approximately $54.9 million. We have classified the Specialty Plastics operating results, net of income tax, as discontinued operations for the three and nine months ended September 30, 2014.

During the second quarter of 2014, we commenced a process to market for sale all of the assets within our Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, have been met.  For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities and (2) the remainder of the Polymer Additives assets, our North America-based Polymer Additives business.  During the fourth quarter of 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business for a cash purchase price of $153.5 million.  The transaction resulted in net proceeds of $149.5 million after expenses, and a gain of approximately $72.7 million.  We have classified the operating results, net of income tax, as discontinued operations for the three and nine months ended September 30, 2014.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

The table below summarizes results for Polymer Additives and Specialty Plastics, for the three and nine months ended September 30, 2015 and 2014, which are reflected in our condensed consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net sales	$7,493	$65,948	$27,229	$288,422
Cost of sales	13,231	56,259	39,689	245,059
Gross (loss) profit	(5,738)	9,689	(12,460)	43,363
Selling, general and administrative expenses	1,156	1,851	3,384	14,496
Restructuring and impairment charges	11,792	7,210	11,792	21,574
Interest expense	237	921	557	3,827
Gain on sale of business, net	—	(53,826)	—	(53,826)
Miscellaneous expense, net	163	190	495	326
(Loss) income from discontinued operations before income taxes	(19,086)	53,343	(28,688)	56,966
Income tax expense	—	3,219	—	3,778
(Loss) income from discontinued operations, net of income taxes	$(19,086)	$50,124	$(28,688)	$53,188

The following table summarizes the assets and liabilities which are classified as held-for-sale at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Accounts receivable, net	$5,603	$5,959
Inventories	8,513	19,217
Other current assets	2,728	1,911
Current assets held-for-sale	16,844	27,087
Property, plant and equipment, net	23,180	18,174
Other non-current assets	548	563
Total assets held-for-sale	40,572	45,824
Accounts payable	4,556	8,181
Accrued expenses and other current liabilities	1,511	1,835
Current liabilities held-for-sale	6,067	10,016
Other non-current liabilities	2,134	2,304
Total liabilities held-for-sale	$8,201	$12,320

Included within non-current assets is a deferred tax asset of $22.4 million at September 30, 2015, and $14.1 million at December 31, 2014, which were completely reserved for at both periods.

4.    Acquisitions

On July 7, 2015, the Company acquired the entire share capital of Corporación Química Vhem, S.L., Dibon USA, LLC and Ivory Corporation, S.A. (together with their direct and indirect subsidiaries, “Nubiola”) on a cash-free and debt-free basis for €165 million (approximately $181.6 million).  The acquisition was funded with excess cash and borrowings under the Company’s existing revolving credit facility.  See footnote 8 for additional detail on the revolving credit facility.  Nubiola is a worldwide producer of specialty inorganic pigments and the world’s largest producer of Ultramarine Blue. Nubiola also produces specialty Iron Oxides, Chrome Oxide Greens and Corrosion Inhibitors. Nubiola has production facilities in Spain, Colombia, Romania, and India and a joint venture in China.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of September 30, 2015, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

The following table summarizes the preliminary purchase price allocations:

July 7, 2015
(Dollars in thousands)
Net working capital (1)	$47,341
Cash and equivalents	19,966
Personal property	39,444
Real property	30,277
Intangibles	31,280
Other assets and liabilities	(21,012)
Goodwill	34,254
Net assets acquired	$181,550
(1)	Net working capital is defined as current assets, less cash, less current liabilities, and includes an estimate of potential transactional adjustments.

The acquired business contributed net sales of $30.3 million and net loss attributable to Ferro Corporation of $3.1 million for the period from July 7, 2015, to September 30, 2015.  The Company incurred acquisition related costs of $2.0 million and $4.3 million for the three and nine months ended September 30, 2015, respectively, which is recorded within Selling, general and administrative expenses, within our condensed consolidated statements of operations.

The estimated fair value of the receivables acquired is $24.5 million, with a gross contractual amount of $25.2 million.  The Company preliminarily recorded acquired intangible assets subject to amortization of $25.2 million, which is comprised of $8.5 million of customer relationships and $16.7 million of technology/know-how, which will be amortized over 20 years and 15 years, respectively.  The Company preliminarily recorded acquired indefinite-lived intangible assets of $6.1 million related to trade names and trademarks.  Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and is a result of anticipated synergies.  Goodwill is not expected to be deductible for tax purposes.

The following unaudited pro froma information represents the consolidated results of the Company as if the Nubiola acquisition occurred as of January 1, 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(In thousands, except per share amounts)

Net sales	$279,365	$310,528	$902,092	$960,007
Net income available to Ferro Corporation common shareholders	$17,731	$1,326	$48,350	$35,334
Net earnings per share attributable to Ferro Corporation common shareholders - Basic	$0.20	$0.02	$0.55	$0.41
Net earnings per share attributable to Ferro Corporation common shareholders - Diluted	$0.20	$0.02	$0.55	$0.40

The unaudited pro forma information has been adjusted with the respect to certain aspects of the acquisition to reflect the following:

•	Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Nubiola assets acquired, including intangible assets and fixed assets.
•	Elimination of revenue and costs of goods sold for sales from Nubiola to the Company, which would be eliminated as intercompany transactions for Nubiola and the Company on a consolidated basis.
•	Increased interest expense due to additional borrowings to fund the acquisition.
•	Acquisition-related costs, which were included in the Company’s results.
•	Adjustments for the income tax effect of the pro forma adjustments related to the acquisition.

In February 2015, the Company acquired TherMark Holdings, Inc., a leader in laser marking technology, for a cash purchase price of $5.5 million.  The Company recorded $4.6 million of amortizable intangible assets, $2.5 million of goodwill, $1.7 million of a deferred tax liability related to the amortizable intangible assets, and $0.1 million of net working capital on the condensed consolidated balance sheet.

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

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of September 30, 2015, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

December 1, 2014
(Dollars in thousands)
Net working capital (2)	$27,055
Real property	8,291
Personal property	12,204
Other assets and liabilities	(13,169)
Intangibles	42,060
Goodwill	32,431
Net assets acquired	$108,872
(2)	Net working capital is defined as current assets less current liabilities, and includes an estimate of potential transactional adjustments.

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and is a result of anticipated synergies. Goodwill has been allocated to the Performance Coatings and Performance Colors and Glass segments of $31.4 million and $1.0 million, respectively.  The amount of goodwill that is expected to be deductible for tax purposes is $12.4 million.

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million, which is recorded in Intangible assets, net on the consolidated balance sheets.

5.    Inventories

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Raw materials	$55,955	$46,605
Work in process	38,437	32,356
Finished goods	98,659	79,407
Total inventories	$193,051	$158,368

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million for the three months ended September 30, 2015 and 2014, and were $0.6 million and $0.7 million for the nine months ended September 30, 2015 and 2014 respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $23.2 million at September 30, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $445.5 million at September 30, 2015, and $442.4 million at December 31, 2014. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $3.4 million at September 30, 2015, and $7.9 million at September 30, 2014.

During the second quarter of 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil which resulted in gains of $1.2 million and $0.4 million, respectively.  The gains on sale were offset by losses associated with the loss on sale of our corporate related real estate and the write-off of tenant improvements of $3.5 million and $1.3 million, respectively.  The net loss of $3.3 million related to these transactions is recorded in Miscellaneous expense (income), net within our condensed consolidated statements of operations for the nine months ended September 30, 2014.

As discussed in Note 3 - Discontinued Operations, during the second quarter of 2014, our Europe-based Polymer Additives assets were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment. As such, these assets were tested for impairment comparing the fair value of the assets less costs to sell to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell was less than the carrying value.  As a result of the analysis, the assets had a carrying value that exceeded fair value, resulting in an impairment charge of $14.4 million. During third quarter of 2014, we recorded an impairment charge of approximately $7.2 million, which represents the additional capital expenditures related to the construction of the facility.  The impairment charges of $7.2 million and $21.6 million are included in (Loss) income from discontinued operations, net of income taxes in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

During the third quarter of 2015, we recorded an impairment charge of $11.8 million, which represents the additional capital expenditures related to the construction of the facility.  The impairment charge of $11.8 million is included in (Loss) income from discontinued operations, net of income taxes for the three and nine months ended September 30, 2015.  Though the sale process of these assets has taken longer than initially expected, we continue to believe that it is probable that we will sell the Europe-based Polymer Additives assets within a year.

The following table presents information about the Company's impairment charges on assets that were measured on a fair value basis for the nine months ended September 30, 2015 and for the year ended December 31, 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
September 30, 2015
Assets held for sale	$—	$—	$33,711	$33,711	$(11,792)
December 31, 2014
Assets held for sale	$—	$—	$37,400	$37,400	$(21,566)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7.   Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

		Pigments,		Performance
	Performance	Powders and		Colors and
	Coatings	Oxides		Glass		Total
	(Dollars in thousands)
December 31, 2014
Gross goodwill	$76,860	$9,676		$52,466		$139,002
Accumulated impairment losses	(45,269)	—		—		(45,269)
	31,591	9,676		52,466		93,733
Acquisitions	—	33,985	(1)	2,477	(2)	36,462
Other adjustments	(462)	—		—		(462)
Foreign currency adjustments	(1,819)	67		(1,058)		(2,810)
September 30, 2015
Gross goodwill	74,579	43,728		53,885		172,192
Accumulated impairment losses	(45,269)	—		—		(45,269)
	$29,310	$43,728		$53,885		$126,923

(1) During the third quarter of 2015, the Company recorded goodwill related to the Nubiola acquisition.  Refer to footnote 4 for additional details.

(2) During the first quarter of 2015, the Company recorded goodwill related to the TherMark acquisition.  Refer to footnote 4 for additional details.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition.

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As of September 30, 2015, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,276	$5,404
Land rights	5,015	5,091
Technological know-how and other	43,870	25,787
Customer relationships	39,517	32,591
Total gross amortizable intangible assets	93,678	68,873
Accumulated amortization:
Patents	(4,880)	(4,866)
Land rights	(2,669)	(2,614)
Technological know-how and other	(7,324)	(7,766)
Customer relationships	(1,706)	(382)
Total accumulated amortization	(16,579)	(15,628)
Amortizable intangible assets, net	$77,099	$53,245

Indefinite-lived intangible assets consisted of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$9,971	$4,064

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Loans payable	$5,966	$4,284
Current portion of long-term debt	3,822	4,098
Loans payable and current portion of long-term debt	$9,788	$8,382

Long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Term loan facility	$297,000	$299,250
Revolving credit line	116,036	—
Capital lease obligations	3,643	4,973
Other notes	3,634	3,504
Total long-term debt	420,313	307,727
Current portion of long-term debt	(3,822)	(4,098)
Long-term debt, less current portion	$416,491	$303,629

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

At September 30, 2015, the Company had borrowed $297.0 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At September 30, 2015, the Company had borrowed $116.0 million under the revolving credit line.  The borrowing on the revolving credit line was used to fund the Nubiola acquisition.  Refer to footnote 4 for additional details. After reductions for outstanding letters of credit secured by these facilities, we had $79.1 million of additional borrowings available at September 30, 2015.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At September 30, 2015, we were in compliance with the covenants of the New Credit Facility.

7.875% Senior Notes and 2013 Revolving Credit Facility

In conjunction with the redemption of the 7.875% Senior Notes and the termination of the 2013 Revolving Credit Facility in the third quarter of 2014, we recorded a charge of $14.4 million, which is comprised of a repurchase premium of $10.5 million and the write-off of unamortized issuance costs of $3.9 million. This charge is included within Loss on debt extinguishment in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.4 million and $10.8 million at September 30, 2015 and December 31, 2014, respectively. The unused portions of these lines provided additional liquidity of $20.6 million at September 30, 2015, and $9.3 million at December 31, 2014.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$69,493	$69,493	$69,493	$—	$—
Loans payable	(5,966)	(5,966)	—	(5,966)	—
Term loan facility	(297,000)	(289,988)	—	(289,988)	—
Revolving credit line	(116,036)	(114,041)	—	(114,041)	—
Other long-term notes payable	(3,634)	(2,967)	—	(2,967)	—
Foreign currency forward contracts, net	(24)	(24)	—	(24)	—

	December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$140,500	$140,500	$140,500	$—	$—
Loans payable	(4,284)	(4,284)	—	(4,284)	—
Term loan facility	(299,250)	(310,453)	—	(310,453)	—
Other long-term notes payable	(3,504)	(2,861)	—	(2,861)	—
Foreign currency forward contracts, net	713	713	—	713	—

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

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses (gains), net in the condensed consolidated statements of operations. We recognized net foreign currency losses of $1.2 million and $5.8 million in the three and nine months ended September 30, 2015, respectively.   The net foreign currency loss of $5.8 million for the nine months ended September 30, 2015, includes of a loss on a foreign currency contract related to the Euro dominated purchase of the Nubiola acquisition of $2.7 million.  We recognized net foreign currency gains of $0.3 million and net foreign currency losses of $1.0 million in the three and nine months ended September 30, 2014, respectively, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We recognized net losses of $2.3 million and $1.0 million in the three and nine months ended September 30, 2015 and net gains of $8.7 million and $11.0 million in the three and nine months ended September 30, 2014, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $294.2 million at September 30, 2015, and $145.9 million at December 31, 2014.

The following table presents the effect on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain
	Recognized in Earnings
	Three Months Ended
	September 30,
	2015	2014	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(2,279)	$8,660	Foreign currency losses (gains), net

	Amount of (Loss) Gain
	Recognized in Earnings

	Nine Months Ended
	September 30,

	2015	2014	Location of (Loss) Gain in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$(951)	$10,967	Foreign currency losses (gains), net

The following table presents the fair values on our condensed consolidated balance sheets of foreign currency forward contracts:

	September 30,	December 31,
	2015	2014	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$405	$1,599	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(429)	$(886)	Accrued expenses and other current liabilities

10.    Income Taxes

During the third quarter of 2015, income tax expense was $3.8 million.  In the third quarter of 2014, we recorded tax expense of $4.7 million.  The 2015 tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.  Additionally, during the third quarter of 2015, the Company made a tax payment to a foreign tax jurisdiction for the ability to deduct specific intangible items in the future which resulted in a  net benefit in the current period.  Income tax expense related to continuing operations for the third quarter of 2014, as a percentage of pre-tax income from continuing operations, is higher than the Company’s statutory tax rate due to the relative mix of income and losses across various tax jurisdictions and the timing of when that mix of income and loss occurs during the year.

11.    Contingent Liabilities

We have recorded environmental liabilities of $7.7  million at September 30, 2015, and $10.1 million at December 31, 2014, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at September 30, 2015, and December 31, 2014, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a $7.6 million liability at September 30, 2015, and a $6.9 million liability at December 31, 2014.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2015 and 2014, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$5	$5	$385	$443	$—	$—
Interest cost	4,697	4,924	926	1,259	242	301
Expected return on plan assets	(7,291)	(7,034)	(683)	(776)	—	—
Amortization of prior service cost (credit)	3	3	17	15	—	(26)
Net periodic benefit (credit) cost	$(2,586)	$(2,102)	$645	$941	$242	$275

Net periodic benefit (credit) cost for the nine months ended September 30, 2015 and 2014, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$14	$14	$1,160	$1,354	$—	$—
Interest cost	14,092	14,772	2,764	3,874	727	902
Expected return on plan assets	(21,874)	(21,101)	(2,032)	(2,382)	—	—
Amortization of prior service cost (credit)	9	9	47	46	—	(79)
Net periodic benefit (credit) cost	$(7,759)	$(6,306)	$1,939	$2,892	$727	$823

Net periodic benefit (credit) for our U.S. pension plans for the nine months ended September 30, 2015 increased from the effects of larger plan asset balances resulting in increased expected returns, in addition to the effect of a lower discount rate. Net periodic benefit cost for our non-U.S. pension plans decreased primarily due to the change in the discount rate. Net periodic benefit cost for our postretirement health care and life insurance benefit plans did not change significantly compared with the prior-year same period.

In 2015, the Company initiated and executed on a buyout of terminated vested participants in our U.S defined benefit pension plan.  In October 2015, the buyout was funded and reduced plan assets and liability by approximately $70 million.

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

In the first nine months of 2015, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.2 million deferred stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2015:

Stock Options
Weighted-average grant-date fair value	$8.45
Expected life, in years	6.0
Risk-free interest rate	1.9% - 2.1%
Expected volatility	55.0% - 80.1%

The weighted average grant date fair value of our performance share units granted in the nine months ended September 30, 2015, was $12.32. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant which is when the awards immediately vest. The weighted-average fair value per unit for grants made during the nine months ended September 30, 2015 was $12.96.

We recognized stock-based compensation expense of $7.4 million for the nine months ended September 30, 2015 and $8.7 million for the nine months ended September 30, 2014. At September 30, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $8.2 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2018.

14.    Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company - (1) business realignment, (2) operational efficiency and (3) corporate and back office functions.  Business realignment was targeted at right-sizing our commercial management organizations globally.  The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain.  The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The cumulative charges incurred to date associated with these programs are $45.4 million. Total costs related to the program expected to be incurred, as of September 30, 2015, are approximately $45.4 million. Total restructuring charges were $3.8 million and $5.3 million for the three and nine months ended September 30, 2015, respectively, and $1.5 million and $7.8 million for the three and nine months ended September 30, 2014, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2014	$519	$937	$—	$1,456
Restructuring charges	1,959	3,389	—	5,348
Cash payments	(2,097)	(3,884)	—	(5,981)
Non-cash items	(12)	(30)	—	(42)
Balances at September 30, 2015	$369	$412	$—	$781

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

15.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(4,059)	$47,465	$13,510	$74,629
Adjustment for loss (income) from discontinued operations	19,086	(50,124)	28,688	(53,188)
Total	$15,027	$(2,659)	$42,198	$21,441
Weighted-average common shares outstanding	87,130	86,979	87,169	86,898
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.17	$(0.03)	$0.48	$0.25
Diluted earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(4,059)	$47,465	$13,510	$74,629
Adjustment for loss (income) from discontinued operations	19,086	(50,124)	28,688	(53,188)
Total	$15,027	$(2,659)	$42,198	$21,441
Weighted-average common shares outstanding	87,130	86,979	87,169	86,898
Assumed exercise of stock options	433	—	443	535
Assumed satisfaction of deferred stock unit conditions	126	—	101	30
Assumed satisfaction of restricted stock unit conditions	327	—	305	233
Assumed satisfaction of performance stock unit conditions	384	—	395	632
Assumed satisfaction of restricted share conditions	—	—	—	10
Weighted-average diluted shares outstanding	88,400	86,979	88,413	88,338
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.17	$(0.03)	$0.48	$0.24

The number of anti-dilutive or unearned shares was 2.3 million for the three and nine months ended September 30, 2015, and 3.8 million and 2.5 million for the three and nine months ended September 30, 2014.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

16.    Share Repurchase Program

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

The Company repurchased 580,177 shares of common stock in the three months ended September 30, 2015, at an average price of $12.06 per share for a total cost of $7.0 million.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended September 30,
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balances at June 30, 2014	$1,892	$6,638	$(70)	$8,460
Other comprehensive loss before reclassifications	—	(12,309)	—	(12,309)
Amounts reclassified from accumulated other comprehensive loss	(44)	—	—	(44)
Net current period other comprehensive loss	(44)	(12,309)	—	(12,353)
Balances at September 30, 2014	1,848	(5,671)	(70)	(3,893)

Balances at June 30, 2015	886	(49,873)	(70)	(49,057)
Other comprehensive loss before reclassifications	—	(5,179)	—	(5,179)
Amounts reclassified from accumulated other comprehensive loss	(4)	—	—	(4)
Net current period other comprehensive loss	(4)	(5,179)	—	(5,183)
Balances at September 30, 2015	$882	$(55,052)	$(70)	$(54,240)

	Nine Months Ended September 30,
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balances at December 31, 2013	$1,942	$6,621	$(70)	$8,493
Other comprehensive loss before reclassifications	—	(12,292)	—	(12,292)
Amounts reclassified from accumulated other comprehensive loss	(94)	—	—	(94)
Net current period other comprehensive loss	(94)	(12,292)	—	(12,386)
Balances at September 30, 2014	1,848	(5,671)	(70)	(3,893)

Balances at December 31, 2014	888	(22,623)	(70)	(21,805)
Other comprehensive loss before reclassifications	—	(32,429)	—	(32,429)
Amounts reclassified from accumulated other comprehensive loss	(6)	—	—	(6)
Net current period other comprehensive loss	(6)	(32,429)	—	(32,435)
Balances at September 30, 2015	$882	$(55,052)	$(70)	$(54,240)

18.    Reporting for Segments

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

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Performance Coatings	$128,745	$144,900	$404,991	$446,928
Performance Colors and Glass	92,168	102,727	290,361	312,127
Pigments, Powders and Oxides	58,452	28,127	114,999	91,643
Total net sales	$279,365	$275,754	$810,351	$850,698

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Performance Coatings	$32,107	$31,198	$96,126	$102,437
Performance Colors and Glass	31,662	33,945	99,540	103,669
Pigments, Powders and Oxides	13,179	8,285	30,325	22,948
Other cost of sales	80	(624)	(688)	(2,843)
Total gross profit	77,028	72,804	225,303	226,211
Selling, general and administrative expenses	48,417	51,716	150,568	152,345
Restructuring and impairment charges	3,844	1,521	5,469	7,829
Other expense, net	5,450	17,454	16,409	32,200
Income before income taxes	$19,317	$2,113	$52,857	$33,837

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended September 30, 2015, net sales increased by $3.6 million, or 1.3%, compared with the prior-year same period.    The increase in net sales was primarily driven by the sales from Nubiola of $30.3 million, which was acquired in the third quarter of 2015, and by the sales from Vetriceramici of $14.6 million, which was acquired in the fourth quarter of 2014.  The increase was partially offset by unfavorable foreign currency impacts, which totaled approximately $35.4 million.    The decrease in the sales of precious metals was driven by lower sales in Performance Colors and Glass of $2.2 million.  During the three months ended September 30, 2015, gross profit increased $4.2 million, or 5.8%, compared with the prior-year same period; and, as a percentage of net sales excluding precious metals, it increased approximately 90 basis points to 28.4%.

For the three months ended September 30, 2015, selling, general and administrative (“SG&A”) expenses decreased $3.3 million, or 6.4%, compared with the prior-year same period.

For the three months ended September 30, 2015, net loss was $3.6 million, compared with net income of $47.6 million in 2014, and net loss attributable to common shareholders was $4.1 million, compared with net income attributable to common shareholders of $47.5 million in 2014. Income from continuing operations was $15.5 million for the three months ended September 30, 2015, compared with loss from continuing operations of $2.6 million for the three months ended September 30, 2014.  Our total gross profit for the third quarter of 2015 was $77.0 million, compared with $72.8 million for the three months ended September 30, 2014.

Outlook

For the remainder of 2015, we anticipate a continuation of the challenging economic conditions experienced over the last several quarters, particularly in Indonesia, China, Brazil, Russia and Ukraine and continued weakness in the Performance Coatings segment, specifically related to tile.  In addition, we expect customers in certain regions will reduce manufacturing activity in the fourth quarter and reduce inventory levels.  Given this outlook, we expect the legacy business to result in a modest sales decline.  This modest decline will be offset by approximately $40 million - $45 million in sales from our recent acquisitions of Vetriceramici and Nubiola.  Despite these challenging economic conditions, we will continue to pursue value-creating growth, while being focused on controlling costs.

We continue to be focused on integration of our recent acquisitions, including Nubiola and Vetriceramici, which were acquired in the third quarter of 2015 and the fourth quarter of 2014, respectively.  Further, we are continuing efforts to divest our Europe-based Polymer Additives assets.  These assets to be divested are classified as held-for-sale on our condensed consolidated balance sheets.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations - Consolidated

Comparison of the three months ended September 30, 2015 and 2014

For the three months ended September 30, 2015,  income from continuing operations was $15.5  million, compared with  a $2.6 million loss from continuing operations for the three months ended September 30, 2014.  Net loss was $3.6 million, compared with net income of $47.6 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, net loss attributable to common shareholders was $4.1 million, or loss per share of $0.05, compared with net income attributable to common shareholders of $47.5 million, or earnings per share of $0.55, for the three months ended September 30, 2014.

Net Sales

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$270,756	$264,624	$6,132	2.3%
Sales of precious metals	8,609	11,130	(2,521)	(22.7)%
Net sales	279,365	275,754	3,611	1.3%
Cost of sales	202,337	202,950	(613)	(0.3)%
Gross profit	$77,028	$72,804	$4,224	5.8%
Gross profit as a % of net sales excluding precious metals	28.4%	27.5%

Net sales increased by  $3.6 million, or 1.3%, in the three months ended September 30, 2015,  compared with the prior-year same period.  Net sales excluding precious metals increased $6.1 million compared with the prior-year same period, driven by higher sales in Pigments, Powders and Oxides of $30.7 million, partially offset by lower sales in Performance Coatings and Performance Colors and Glass of $16.2 million and $8.4 million, respectively.    The increase in net sales excluding precious metals was primarily driven by the sales from Nubiola of $30.3 million, which was acquired in the third quarter of 2015, and by the sales from Vetriceramici of $14.6 million, which was acquired in the fourth quarter of 2014.  The increase was partially offset by unfavorable foreign currency impacts, which totaled approximately $35.4 million.  The decrease in the sales of precious metals was driven by lower sales in Performance Colors and Glass of $2.2 million, compared with the prior-year same period and by the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $0.3 million in precious metals sales in the third quarter of 2014.

Gross Profit

Gross profit increased $4.2 million, or 5.8%, in the three months ended September 30, 2015, compared to the prior-year same period, and as a percentage of net sales excluding precious metals, it increased 90 basis points to  28.4%.  The increase in gross profit was driven by Pigments, Powders and Oxides and Performance Coatings, partially mitigated by a decrease in Performance Colors and Glass.  The increase was primarily due to lower raw material costs of $8.8 million, higher sales volumes and mix of $5.0 million and lower manufacturing costs of $4.4 million, partially offset by unfavorable foreign currency impacts of $8.7 million and unfavorable product pricing of $5.9 million.  Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not reoccur.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$116,939	$117,965	$(1,026)	(0.9)%
United States	69,349	61,658	7,691	12.5%
Asia Pacific	41,866	45,960	(4,094)	(8.9)%
Latin America	42,602	39,041	3,561	9.1%
Total net sales excluding precious metals	$270,756	$264,624	$6,132	2.3%
Sale of precious metals	8,609	11,130	(2,521)	(22.7)%
Net sales	$279,365	$275,754	$3,611	1.3%

The increase in net sales excluding precious metals of $6.1 million, compared with the prior-year same period, was driven by increases in the United States and Latin America of $7.7 million and $3.6 million,  respectively, partially offset by decreases in Asia Pacific and Europe of $4.1 million and $1.0 million, respectively. The increase in the United States was fully attributable to Nubiola sales of $7.8 million, which was acquired in the third quarter of 2015. The increase in Latin America was due to Nubiola sales of $7.2 million, partially offset by lower sales in Performance Coatings and Performance Colors and Glass.  The decline in Asia Pacific was primarily driven by lower sales in Performance Coatings of $6.0 million, partially mitigated by Nubiola sales of $3.9 million.  The decline in Europe was due to lower sales in Performance Coatings and Performance Colors and Glass, driven by unfavorable foreign currency impacts.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$114,323	$116,077	$(1,754)	(1.5)%
United States	56,829	48,141	8,688	18.0%
Asia Pacific	57,954	55,574	2,380	4.3%
Latin America	41,650	44,832	(3,182)	(7.1)%
Total net sales excluding precious metals	$270,756	$264,624	$6,132	2.3%
Sale of precious metals	8,609	11,130	(2,521)	(22.7)%
Net sales	$279,365	$275,754	$3,611	1.3%

Selling, General and Administrative Expenses

The following table presents Selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$33,734	$33,529	$205	0.6%
Corporate	14,683	18,187	(3,504)	(19.3)%
Selling, general and administrative expenses	$48,417	$51,716	$(3,299)	(6.4)%

The following table includes SG&A components with significant changes between 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$27,099	$27,842	$(743)	(2.7)%
Incentive compensation	940	3,995	(3,055)	(76.5)%
Stock-based compensation	(529)	1,809	(2,338)	(129.2)%
Pension and other postretirement benefits	(1,699)	(886)	(813)	91.8%
Bad debt	64	362	(298)	(82.3)%
Business development	4,175	1,016	3,159	310.9%
All other expenses	18,367	17,578	789	4.5%
Selling, general and administrative expenses	$48,417	$51,716	$(3,299)	(6.4)%

SG&A expenses were $3.3 million lower in the three months ended September 30, 2015,  compared with the prior-year same period.  Included in SG&A expenses were $4.1 million and $3.4 million of expenses attributable to Nubiola and Vetriceramici, which were acquired in the third quarter of 2015 and the fourth quarter of 2014, respectively.  The increase in business development costs of $3.2 million is a result of higher costs associated with professional fees that were related to business development activities. These increases were offset by lower incentive compensation expense of $3.1 million and lower  stock-based compensation expense of $2.4 million due to the Company’s performance established for certain awards relative to targets and the decrease in the Company’s stock price from the second quarter of 2015. The decrease in SG&A is also a result of foreign currency impacts.

Restructuring and Impairment Charges

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	$669	$215	$454	211.2%
Other restructuring costs	3,175	1,306	1,869	143.1%
Restructuring and impairment charges	$3,844	$1,521	$2,323	152.7%

Restructuring and impairment charges increased in the third quarter of 2015 compared with the prior-year same period. The increase was primarily due to the early termination cost of a contract associated with restructuring a corporate function of $2.8 million during the third quarter of 2015.

Interest Expense

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,079	$3,840	$239	6.2%
Amortization of bank fees	289	339	(50)	(14.7)%
Interest capitalization	(491)	(544)	53	(9.7)%
Interest expense	$3,877	$3,635	$242	6.7%

Interest expense in the third quarter of 2015 did not change significantly compared with the prior-year same period.

Income Tax Expense

During the third quarter of 2015, income tax expense was $3.8 million.  In the third quarter of 2014, we recorded tax expense of $4.7 million.  The 2015 tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.  Additionally, during the third quarter of 2015, the Company made a tax payment to a foreign tax jurisdiction for the ability to deduct specific intangible items in the future which resulted in the accounting for the net benefit in the current period.  Income tax expense related to continuing operations for the third quarter of 2014, as a percentage of pre-tax income from continuing operations, is higher than the Company’s statutory tax rate due to the relative mix of income and losses across various tax jurisdictions and the timing of when that mix of income and loss occurs during the year.

Results of Operations - Segment Information

Comparison of the three months ended September 30, 2015 and 2014

Performance Coatings

	Three Months Ended				Change due to
	September 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$128,745	$144,900	$(16,155)	(11.1)%	$(6,329)	$12,700	$(22,526)	$—
Segment gross profit	32,107	31,198	909	2.9%	(6,329)	4,324	(4,501)	7,415
Gross profit as a % of segment net sales	24.9%	21.5%

       Net sales declined in Performance Coatings compared with the prior-year same period, primarily driven by a decrease of sales of $16.5 million in frits and glazes, $5.5 million in colors, $4.4 million in porcelain enamel, $2.8 million in other tile product lines and $1.3 million in digital inks, partially mitigated by $14.3 million in sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  The decrease in net sales was driven by unfavorable foreign currency impacts of $22.5 million and lower product pricing of $6.3 million, partially mitigated by higher sales volume and mix of $12.7 million, which was driven by the addition of Vetriceramici sales. Gross profit increased $0.9 million from the prior-year same period, primarily driven by lower manufacturing costs of $4.4 million, higher sales volumes and mix of $4.3 million and lower raw materials of $3.0 million, partially offset by unfavorable product pricing impacts and foreign currency impacts of $6.3 million and $4.5 million, respectively.

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$66,476	$73,683	$(7,207)	(9.8)%
Latin America	29,806	31,473	(1,667)	(5.3)%
Asia Pacific	20,792	26,768	(5,976)	(22.3)%
United States	11,671	12,976	(1,305)	(10.1)%
Total	$128,745	$144,900	$(16,155)	(11.1)%

The net sales decrease of $16.2 million was driven by declines in all regions across all product lines.  The sales decline was primarily driven by unfavorable foreign currency impacts and was partially mitigated by sales of $14.3 million attributable to Vetriceramici, which was acquired in the fourth quarter of 2014.

Performance Colors and Glass

	Three Months Ended				Change due to
	September 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$83,578	$91,970	$(8,392)	(9.1)%	$306	$2,504	$(11,202)	$—
Segment precious metal sales	8,590	10,757	(2,167)	(20.1)%
Segment net sales	92,168	102,727	(10,559)	(10.3)%
Segment gross profit	31,662	33,945	(2,283)	(6.7)%	306	(3,669)	(3,819)	4,899
Gross profit as a % of segment net sales	37.9%	36.9%

       Net sales excluding precious metals decreased compared with the prior-year same period, primarily driven by lower sales of our decoration, industrial, and electronics products of $4.4 million, $2.5 million and $1.6 million, respectively.  Net sales excluding precious metals were impacted by unfavorable foreign currency impacts of $11.2 million, which primarily drove the decline and lower sales volumes of $1.8 million, and was partially mitigated by favorable mix of $4.3 million and favorable product pricing of $0.3 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable foreign currency impacts of $3.8 million, lower sales volumes and mix of $3.7 million and higher manufacturing costs of $0.6 million, partially mitigated by lower raw material costs of $5.5 million and favorable product pricing impacts of $0.3 million.

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$34,476	$38,826	$(4,350)	(11.2)%
United States	29,809	29,868	(59)	(0.2)%
Asia Pacific	14,095	16,173	(2,078)	(12.8)%
Latin America	5,198	7,103	(1,905)	(26.8)%
Total	$83,578	$91,970	$(8,392)	(9.1)%

The net sales excluding precious metals decline of $8.4 million was driven by lower sales across all regions. The decrease in sales in Europe and Asia Pacific was attributable to lower sales across all product lines, the decline in sales in Latin America was primarily due to lower sales of decoration products in Performance Colors and Glass of $2.3 million, and the decline in sales in the United

States was primarily due to lower sales of electronics products of $1.0 million, partially mitigated by higher sales of automotive products of $0.8 million.

Pigments, Powders and Oxides

	Three Months Ended				Change due to
	September 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$58,433	$27,754	$30,679	110.5%	$95	$32,273	$(1,689)	$—
Segment precious metal sales	19	373	$(354)	(94.9)%
Segment net sales	58,452	28,127	30,325	107.8%
Segment gross profit	13,179	8,285	4,894	59.1%	95	4,295	(382)	886
Gross profit as a % of segment net sales	22.6%	29.9%

       Net sales excluding precious metals increased compared with the prior-year same period, primarily due to higher sales from Nubiola of $30.3 million, which was acquired in the third quarter of 2015.  Net sales excluding precious metals were positively impacted by higher volumes and mix of $32.3 million and favorable product pricing of $0.1 million, partially offset by unfavorable foreign currency impacts of $1.7 million.  Gross profit increased from the prior-year same period, primarily due to higher sales volumes and mix of $4.3 million, lower manufacturing costs and raw materials of $0.9 million and favorable product pricing of $0.1 million, partially offset by unfavorable foreign currency impacts of $0.4 million. Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not reoccur.

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$27,869	$18,814	$9,055	48.1%
Europe	15,987	5,456	10,531	193.0%
Asia Pacific	6,979	3,019	3,960	131.2%
Latin America	7,598	465	7,133	1,534.0%
Total	$58,433	$27,754	$30,679	110.5%

Net sales excluding precious metals increased $30.7 million, primarily driven by increased sales from Nubiola of $30.3 million, which was acquired in the third quarter of 2015 and contributed sales in all regions.

Comparison of the nine months ended September 30, 2015  and 2014

For the nine months ended September 30, 2015, income from continuing operations was $40.9 million, compared with  $21.5 million income from continuing operations for the nine months ended September 30, 2014.  Net income was $12.2 million, compared with net income of $74.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net income attributable to common shareholders was $13.5 million, or $0.15 earnings per share, compared with net income attributable to common shareholders of $74.6 million, or $0.86 earnings per share, for the nine months ended September 30, 2014.

Net Sales

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$780,804	$813,742	$(32,938)	(4.0)%
Sales of precious metals	29,547	36,956	(7,409)	(20.0)%
Net sales	810,351	850,698	(40,347)	(4.7)%
Cost of sales	585,048	624,487	(39,439)	(6.3)%
Gross profit	$225,303	$226,211	$(908)	(0.4)%
Gross profit as a % of net sales excluding precious metals	28.9%	27.8%

Net sales decreased by $40.3 million, or 4.7%, in the nine months ended September 30, 2015, as compared with the prior-year same period. Net sales excluding precious metals decreased  $32.9 million, primarily driven by decreased sales in Performance Coatings and Performance Colors and Glass of $41.9 million and $19.8 million, respectively, partially mitigated by increased net sales in Pigments, Powders and Oxides of $28.8 million.  The main driver of the decrease in net sales excluding precious metals was unfavorable foreign currency impacts, which totaled approximately $95.3 million, partially mitigated by $30.3 million of sales from Nubiola, which was acquired in the third quarter of 2015, and $46.3 million of sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  The decline in precious metal sales was attributable to the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of solar pastes in 2014, which contributed $5.5 million of the decrease and was driven by lower sales in Performance Colors and Glass of $2.0 million, compared with the prior-year same period.

Gross Profit

Gross profit decreased $0.9 million, or 0.4%, in the nine months ended September 30, 2015, compared with the prior-year same period. The decline in gross profit was driven by Performance Coatings and Performance Colors and Glass.  The decrease in Performance Coatings was primarily due to unfavorable foreign currency impacts and pricing impacts, partially mitigated by lower raw material costs, lower manufacturing costs and gross profit contribution of $17.6 million from Vetriceramici, which was acquired in the fourth quarter of 2014. The decrease in Performance Colors and Glass was primarily driven by unfavorable foreign currency impacts, partially mitigated by favorable raw material impacts.  The decline in gross profit was partially offset by an increase in gross profit in Pigments, Powders and Oxides, which achieved gross profit that was $7.4 million higher than the prior-year same period resulting from lower manufacturing costs, favorable raw material impacts and gross profit contribution of $3.7 million from Nubiola, which was acquired in the third quarter of 2015.    Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not reoccur.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$344,788	$370,041	$(25,253)	(6.8)%
United States	199,422	184,332	15,090	8.2%
Asia Pacific	118,736	137,467	(18,731)	(13.6)%
Latin America	117,858	121,902	(4,044)	(3.3)%
Total net sales excluding precious metals	$780,804	$813,742	$(32,938)	(4.0)%
Sale of precious metals	29,547	36,956	(7,409)	(20.0)%
Net sales	$810,351	$850,698	$(40,347)	(4.7)%

The decline in net sales excluding precious metals of $32.9 million, compared with the prior-year same period, was driven by decreased sales in Europe, Asia Pacific and Latin America, partially mitigated by increased sales in the United States. The decline in sales in Europe was due to lower sales in Performance Colors and Glass and Performance Coatings of $16.1 million and $16.6 million, respectively, and was largely due to unfavorable foreign currency impacts. The decrease in Europe was partially mitigated by increased sales in Pigments, Powders and Oxides of $7.5 million driven by sales from Nubiola, which was acquired in the third quarter of 2015. The decline in Asia Pacific was driven by lower sales of $17.2 million in Performance Coatings and the result of the sale of our North American and Asian metal powders business, which comprised $2.3 million of the decrease. The lower sales in Latin America was due to lower sales in Performance Colors and Glass and Performance Coatings of $6.2 million and $4.7 million, respectively, partially mitigated by higher sales in Pigments, Powders and Oxides of $6.8 million. The decline in sales in Latin America in Performance Coatings was primarily due to the unfavorable foreign currency impact related to the change in currency exchange mechanisms in Venezuela during the first quarter of 2015. The higher sales in the United States, compared to the prior-year same period, was driven by higher sales volumes within Pigments, Powders and Oxides and Performance Colors and Glass, partially offset by lower sales in Performance Coatings.

The following table presents our sales on the basis of where the sold product was shipped to, as compared to the table above that shows sales on the basis of where the sale originated.

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a ship to basis
Europe	$339,993	$364,945	$(24,952)	(6.8)%
United States	158,281	146,623	11,658	8.0%
Asia Pacific	156,785	161,361	(4,576)	(2.8)%
Latin America	125,745	140,813	(15,068)	(10.7)%
Total net sales excluding precious metals	$780,804	$813,742	$(32,938)	(4.0)%
Sale of precious metals	29,547	36,956	(7,409)	(20.0)%
Net sales	$810,351	$850,698	$(40,347)	(4.7)%

Selling, General and Administrative Expenses

The following table presents Selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate.

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$100,266	$102,616	$(2,350)	(2.3)%
Corporate	50,302	49,729	573	1.2%
Selling, general and administrative expenses	$150,568	$152,345	$(1,777)	(1.2)%

The following table includes SG&A components with significant changes between 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$83,964	$82,824	$1,140	1.4%
Incentive compensation	2,664	9,209	(6,545)	(71.1)%

Stock-based compensation	7,451	7,714	(263)	(3.4)%
Pension and other postretirement benefits	(5,093)	(2,588)	(2,505)	96.8%
Bad debt	(86)	2,090	(2,176)	(104.1)%
Business development	8,604	2,068	6,536	316.1%
All other expenses	53,064	51,028	2,036	4.0%
Selling, general and administrative expenses	$150,568	$152,345	$(1,777)	(1.2)%

SG&A expenses were $1.8 million lower in the nine months ended September 30, 2015, compared with the prior-year same period.    As a percentage of net sales excluding precious metals, SG&A expenses increased 60 basis points from 18.7% in the first nine months of 2014 to 19.3% in the first nine months of 2015. Included in SG&A expenses were $4.1 million and $10.0 million of expenses attributable to Nubiola and Vetriceramici, which were acquired in the third quarter of 2015 and the fourth quarter of 2014, respectively.  The increase in business development costs of $6.5 million is a result of higher costs associated with professional fees that were related to business development activities. These increases were offset by lower incentive compensation expense of $6.5 million, which is based on certain performance metrics, and lower bad debt expenses of $2.2 million.  The decrease in SG&A is also a result of foreign currency impacts.

Restructuring and Impairment Charges

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	$1,959	$2,467	$(508)	(20.6)%
Other restructuring costs	3,510	5,362	(1,852)	(34.5)%
Restructuring and impairment charges	$5,469	$7,829	$(2,360)	(30.1)%

Restructuring and impairment charges decreased compared with the prior-year same period. The decline was due to the completion of activities initiated in 2013 and completed in 2014 and fewer new actions being undertaken during the nine months ended September 30, 2015.

Interest Expense

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$10,682	$13,084	$(2,402)	(18.4)%
Amortization of bank fees	875	1,078	(203)	(18.8)%
Interest capitalization	(1,420)	(1,343)	(77)	5.7%
Interest expense	$10,137	$12,819	$(2,682)	(20.9)%

Interest expense in the first nine months of 2015 decreased $2.7 million compared with the prior-year same period due to the redemption of the 7.875% Senior Notes and refinancing of the 2013 Amended Revolving Credit Facility during the third quarter of 2014.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2015, was $11.9 million, compared with $12.3 million in the prior-year same period.  The tax expense, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences and the net impact of the amount of pre-tax losses in jurisdictions for which no tax benefit is recognized in proportion to the amount of pre-tax income in jurisdictions with no tax expense due to the utilization of fully valued tax attributes.  Additionally, during the third quarter of 2015, the Company made a tax payment to a foreign tax jurisdiction for the ability to deduct specific intangible items in the future which resulted in the accounting for the net benefit in the current period. The 2014 tax expense related to continuing operations compared to pre-tax income from continuing operating was not significantly different than that which would have resulted from applying the Company’s statutory tax rate.

Results of Operations - Segment Information

Comparison of the nine months ended September 30, 2015 and 2014

Performance Coatings

	Nine Months Ended				Change due to
	September 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$404,991	$446,928	$(41,937)	(9.4)%	$(12,990)	$31,478	$(60,425)	$—
Segment gross profit	96,126	102,437	(6,311)	(6.2)%	(12,990)	9,763	(13,409)	10,325
Gross profit as a % of segment net sales	23.7%	22.9%

       Net sales decreased in Performance Coatings compared with the prior-year same period due to lower sales of tile frits and glazes, colors, porcelain enamels, digital inks and other tile product lines of $42.9 million, $14.0 million, $12.1 million, $10.7 million and $7.1 million, respectively. The sales decline was partially mitigated by an increase of $44.9 million in sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  A substantial portion of the decline in sales was attributed to unfavorable foreign currency impacts of $60.4 million and lower product pricing of $13.0 million, partially mitigated by higher sales volumes and favorable mix of $19.0 million and $12.5 million, respectively. Gross profit decreased from the prior-year same period, and was driven by unfavorable foreign currency impacts of $13.4 million and lower product pricing impacts of $13.0 million, partially mitigated by favorable volume and mix of $9.8 million, favorable raw material impacts of $5.2 million and lower manufacturing costs of $5.1 million.

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$210,582	$227,157	$(16,575)	(7.3)%
Latin America	94,515	99,185	(4,670)	(4.7)%
Asia Pacific	64,459	81,655	(17,196)	(21.1)%
United States	35,435	38,931	(3,496)	(9.0)%
Total	$404,991	$446,928	$(41,937)	(9.4)%

       The net sales decrease of $41.9 million compared with the prior-year same period reflected lower sales in all regions.  The sales decrease was partially mitigated by an increase of $44.9 million in sales from Vetriceramici in 2015, which was acquired in the fourth quarter of 2014.  The decline in sales in Asia Pacific was primarily attributable to a decrease in sales of frits and glazes and digital inks of $10.3 million and $3.9 million, respectively.  All Performance Coatings product lines had lower sales in Europe and Latin America.

Performance Colors and Glass

	Nine Months Ended				Change due to
	September 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$260,940	$280,740	$(19,800)	(7.1)%	$2,375	$8,102	$(30,277)	$—

Segment precious metal sales	29,421	31,387	(1,966)	(6.3)%
Segment net sales	290,361	312,127	(21,766)	(7.0)%
Segment gross profit	99,540	103,669	(4,129)	(4.0)%	2,375	(1,102)	(10,639)	5,237
Gross profit as a % of segment net sales	38.1%	36.9%

Net sales excluding precious metals decreased compared with the prior-year same period, with decreases of $13.8 million in decoration, $4.5 million in industrial products and $3.8 million in automotive, partially mitigated by an increase in sales of $1.4 million from Vetriceramici, which was acquired in the fourth quarter of 2014 and an increase in electronics of $0.9 million. Net sales excluding precious metals were impacted by unfavorable foreign currency impacts of $30.3 million and lower sales volume of $0.2 million, partially mitigated by favorable mix of $8.3 million and higher product pricing of $2.4 million. Gross profit decreased from the prior-year same period, due to unfavorable foreign currency impacts of $10.6 million, higher manufacturing costs of $1.6 million and unfavorable sales volumes and mix of $1.1 million, partially mitigated by favorable raw material impacts of $6.8 million and higher product pricing impacts of $2.4 million.

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$108,988	$125,126	$(16,138)	(12.9)%
United States	95,589	89,628	5,961	6.7%
Asia Pacific	41,417	44,849	(3,432)	(7.7)%
Latin America	14,946	21,137	(6,191)	(29.3)%
Total	$260,940	$280,740	$(19,800)	(7.1)%

The decrease in net sales excluding precious metals of $19.8 million compared with the prior-year same period, was primarily driven by lower sales in industrial products and decoration products in Europe of $6.5 million and $6.0 million, respectively, and lower sales of decoration products in Latin America and Asia Pacific of $6.9 million and $2.0 million.  The decrease was partially mitigated by higher sales in electronics, industrial, decoration, and automotive products in the United States of $2.5 million, $1.9 million, $1.1 million and $0.4 million, respectively.

Pigments, Powders and Oxides

	Nine Months Ended				Change due to
	September 30,					Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$114,873	$86,074	$28,799	33.5%	$300	$33,088	$(4,589)	$—
Segment precious metal sales	126	5,569	$(5,443)	(97.7)%
Segment net sales	114,999	91,643	23,356	25.5%
Segment gross profit	30,325	22,948	7,377	32.1%	300	4,297	(1,018)	3,798
Gross profit as a % of segment net sales	26.4%	26.7%

       Net sales excluding precious metals increased compared with the prior-year same period, primarily due to higher volume and mix of $33.1 million, of which $30.3 million is related to sales from the Nubiola acquisition in the third quarter of 2015. The increase in sales is also due to favorable product pricing impacts of $0.3 million, partially mitigated by unfavorable foreign currency impacts of $4.6 million. Gross profit increased from the prior-year same period and was a result of favorable volume and mix of $4.3 million, lower manufacturing costs of $2.9 million, favorable raw material impacts of $0.9 million, and higher product pricing of $0.3 million, partially offset by unfavorable foreign currency impacts of $1.0 million.  Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not reoccur.

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$68,398	$55,773	$12,625	22.6%
Europe	25,218	17,758	7,460	42.0%
Asia Pacific	12,860	10,963	1,897	17.3%
Latin America	8,397	1,580	6,817	431.5%
Total	$114,873	$86,074	$28,799	33.5%

       The increase in net sales excluding precious metals of $28.8 million compared with the prior-year same period was due to higher sales across all regions.  The increase in sales in the United States was driven by increases of $4.6 million in surface finishing products, $0.6 million in pigments, and $7.8 million by sales from Nubiola, which was acquired in the third quarter of 2015, partially mitigated by a decrease in sales of $0.4 million in liquid coatings. The increase in sales in Europe and Latin America was driven by sales from Nubiola of $11.4 million and $7.2 million, respectively.  The increase in sales in Asia Pacific was primarily driven by sales from Nubiola of $3.9 million, which were partially offset by the sale of our North American and Asian metal powders business, which contributed $2.2 million in the prior-year period.

Summary of Cash Flows for the nine months ended September 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014	$ Change
	(Dollars in thousands)
Net cash provided by operating activities	$31,498	$41,900	$(10,402)
Net cash (used for) provided by investing activities	(203,104)	46,526	(249,630)
Net cash provided by (used in) financing activities	107,419	(18,965)	126,384
Effect of exchange rate changes on cash and cash equivalents	(6,820)	(2,503)	(4,317)
(Decrease) increase in cash and cash equivalents	$(71,007)	$66,958	$(137,965)

Details of net cash provided by operating activities were as follows:

	Nine Months Ended
	September 30,
	2015	2014	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,239	$74,678	$(62,439)
Gain on sale of assets and business	1,288	(50,128)	51,416
Depreciation and amortization	32,877	31,465	1,412
Restructuring and impairment	11,282	12,156	(874)
Loss on extinguishment of debt	—	14,352	(14,352)
Devaluation of Venezuela	3,343	1,094	2,249
Accounts receivable	(3,022)	3,195	(6,217)
Inventories	(1,226)	(26,003)	24,777
Accounts payable	(9,645)	13,234	(22,879)
Other changes in current assets and liabilities, net	(5,757)	(7,542)	1,785
Other adjustments, net	(9,881)	(24,601)	14,720
Net cash provided by operating activities	$31,498	$41,900	$(10,402)

Cash flows from operating activities. Cash flows from operating activities decreased $10.4 million in the first nine months of 2015 compared with the prior-year same period. The primary drivers of the decrease were lower net income and less cash flow from working capital in 2015 compared with the prior-year same period, partially mitigated by lower restructuring payments in 2015 of $11.3 million compared with the prior-year same period.

Cash flows from investing activities. Cash flows from investing activities decreased $249.6 million in the first nine months of 2015 compared with the prior-year same period. The decrease was primarily due to higher cash outflows for business acquisitions of $167.0 million and lower proceeds from the sales of assets of $94.1 million during the first nine months of 2015 compared with the prior-year same period.  The majority of the change in net proceeds was attributable to the sale of our Specialty Plastics business in the third quarter of 2014, which contributed $88.3 million in proceeds.

Cash flows from financing activities. Cash flows from financing activities increased $126.4 million in the first nine months of 2015 compared with the prior-year same period, primarily as a result of entering into the New Credit Facility and the repayments of the 7.875% Senior Notes and the expiration and repayment of amounts related to our domestic accounts receivable securitization program in 2014.  Net borrowings of $113.8 million in 2015 were primarily used to fund the acquisition of Nubiola.

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

At September 30, 2015, the Company had borrowed $297.0 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At September 30, 2015,  the Company had borrowed $116.0 million under the revolving credit line.  The borrowing on the revolving credit line was used to fund the Nubiola acquisition.  Refer to footnote 4 for additional details. After reductions for outstanding letters of credit secured by these facilities, we had $79.1 million of additional borrowings available at September 30, 2015.

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

If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable.  At September 30, 2015, we were in compliance with the covenants of the New Credit Facility.

7.875% Senior Notes and 2013 Revolving Credit Facility

In conjunction with the redemption of the Senior Notes and the termination of the 2013 Revolving Credit Facility in the third quarter of 2014, we recorded a charge of $14.4 million, which is comprised of a repurchase premium of $10.5 million and the write-off of unamortized issuance costs of $3.9 million. This charge is included within Loss on debt extinguishment in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million for the three months ended September 30, 2015 and 2014 and were $0.6 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. We had on hand precious metals owned by participants in our precious metals program of $23.2 million at September 30, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2015, or December 31, 2014,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At September 30, 2015, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $8.6 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.4 million and $10.8 million at September 30, 2015 and December 31, 2014, respectively. We had $20.6 million and $9.3 million of additional borrowings available under these lines at September 30, 2015 and December 31, 2014, respectively.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of September 30, 2015 we had $69.5 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions.  If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $99.7 million at September 30, 2015, and $194.7 million at December 31, 2014, available under our revolving credit facility.

Our revolving credit facility subjects us to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants under our credit facility restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of September 30, 2015, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 2.89x, providing $34.1 million of EBITDA cushion on the leverage ratio, as defined within our credit facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $100 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2014, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$413,036	$299,250
Fair value	404,029	310,453
Change in annual interest expense from 1% change in interest rates	4,228	2,993
Fixed-rate debt:
Carrying amount	3,634	3,504
Fair value	2,967	2,861
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	294,200	145,920
Carrying amount and fair value	(24)	713
Change in fair value from 10% appreciation of U.S. dollar	18,009	1,292
Change in fair value from 10% depreciation of U.S. dollar	(22,010)	(1,579)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the third quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2015:

			Total Number of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid per Share	or Programs	or Programs
(Dollars in thousands, except for per share amounts)
July 1, 2015 to July 31, 2015	—	$—	—	$—
August 1, 2015 to August 31, 2015	—	$—	—	$—
September 1, 2015 to September 30, 2015	580,177	$12.06	580,177	$18,003,066
Total	—		—

__________________________

(1) On July 29, 2015, the Company’s Board of Directors had approved a stock repurchase program, under which the Company is authorized to repurchase up to $25 million of the Company’s outstanding shares of Common Stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.

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

FERRO CORPORATION (Registrant)

Date:	November 4, 2015
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2015
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