Form 10-K
period 2015-12-31
FERRO CORP
filed 2016-02-24
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2015, was approximately $1,444,390,000.

On January 31, 2016, there were 82,893,768 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 — Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its subsidiaries unless we indicate otherwise. Today, we are a leading producer of specialty materials that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. We operate approximately 36 facilities around the world that manufacture the following types of performance materials:

•	Frits, porcelain and other glass enamels, glazes, stains, decorating colors, pigments, inks, polishing materials, specialty dielectrics, electronic glasses, and other specialty coatings.

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

We divide our operations into four business units, which comprise three reportable segments listed below:

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

Our customers include manufacturers of ceramic tile, major appliances, construction materials, automobile parts, automobile, architectural and container glass, and electronic components and devices. Many of our customers, including makers of major appliances and automobile parts, purchase materials from more than one of our business units. Our customer base is well diversified both geographically and by end market.

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2015, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:	Other Inorganic Materials:
• Aluminum oxide(1)	• Boron acid(2)
• Cobalt oxide(1)(2)	• Clay(2)
• Nickel oxide(1)(2)	• Feldspar(2)
• Titanium dioxide(1)(2)	• Lithium(2)
• Zinc oxide(2)	• Silica(2)
• Zirconium dioxide(2)	• Zircon(2)

Precious and Non-precious Metals:	Energy:
• Bismuth(1)	• Electricity
• Chrome(1)(2)	• Natural gas
• Copper(1)
• Gold(1)
• Silver(1)

(1)	Primarily used by Performance Colors and Glass and Pigments, Powders and Oxides.
(2)	Primarily used by Performance Coatings.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials can have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost increases.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2015 that significantly affected our manufacturing operations, but we are subject to volatile raw material costs that can affect our results of operations.

Environmental Matters

As part of the production of some of our products, we handle, process, use and store hazardous materials. As a result, we operate manufacturing facilities that are subject to a broad array of environmental laws and regulations in the countries in which we operate, particularly for plant wastes and emissions. In addition, some of our products are subject to restrictions under laws or regulations such as California’s Proposition 65 or the European Union’s (“EU”) chemical substances directive. The costs to comply with complex environmental laws and regulations are significant and will continue for the industry and us for the foreseeable future. These routine costs are expensed as they are incurred. While these costs may increase in the future, they are not expected to have a material impact on our financial position, liquidity or results of operations. We believe that we are in substantial compliance with the environmental regulations to which our operations are subject and that, to the extent we may not be in compliance with such regulations, non-compliance will not have a materially adverse effect on our financial position, liquidity or results of operations.

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology.  Although we cannot precisely predict future environmental spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental protection were $5.5 million in 2015, $0.7 million in 2014, and $2.5 million in 2013. We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information becomes available.

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

Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were $25.6 million in 2015, $22.7 million in 2014, and $25.9 million in 2013.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us and we exercise diligence to ensure that they are valid, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2034. We also use a number of trademarks that are important to our businesses as a whole or to particular segments of our business. We believe that these trademarks are adequately protected.

Employees

At December 31, 2015, we employed 4,846 full-time employees, including 4,108 employees in our foreign consolidated subsidiaries and 738 in the United States (“U.S.”). Total employment increased by 846 in our foreign subsidiaries and by 21 in the U.S. from the prior year end due to the additions related to acquisitions and new business opportunities net effect of cost reduction initiatives and the sale of our Venezuela joint venture.

Collective bargaining agreements cover 13% of our U.S. workforce. None of our U.S. labor agreements expire in 2016. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Domestic and Foreign Operations

We began international operations in 1927. Our products are manufactured and/or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated Subsidiaries:

• Argentina	• Egypt	• Luxembourg	• Spain
• Australia	• France	• Malaysia	• Taiwan
• Belgium	• Germany	• Mexico	• Thailand
• Brazil	• India	• Netherlands	• United Kingdom
• Bulgaria	• Indonesia	• Poland	• United States
• Canada	• Ireland	• Portugal	• Turkey
• China	• Italy	• Romania
• Colombia	• Japan	• Russia

Unconsolidated Affiliates:

• Ecuador	• Indonesia	• Spain	• South Korea
• Egypt	• Italy

Financial information for geographic areas is included in Note 20 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 70% of our net sales are outside of the U.S. Our customers represent more than 30 industries and operate in approximately 100 countries.

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

More than 70% of our net sales during 2015 were outside of the U.S. In order to support global customers, access regional markets and compete effectively, our operations are located around the world. Our operations are subject to economic, regulatory, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. We also may encounter difficulties expanding into additional growth markets around the world. Other risks inherent in international operations include the following:

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

We have subsidiaries in Turkey and in Egypt, countries with recent political strains that are located near politically volatile regions. Such conditions could potentially impact our ability to recover both the cost of our investments and earnings from those investments. While we attempt to anticipate these changes and manage our business appropriately in each location where we do business, these changes are often beyond our control and difficult to forecast.

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

We pursue business opportunities around the world and many of our most promising growth opportunities are in developing markets and the Asia-Pacific region, including Latin America and the People's Republic of China. Although we have been able to compete successfully in those markets to date, local laws and customs can make it difficult for a multi-national company such as Ferro to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. or other countries' anti-bribery laws. Our strict policy of observing the highest standards of legal and ethical conduct may cause us to lose some otherwise attractive business opportunities to competitors in these regions.

Our businesses depend on a continuous stream of new products, and failure to introduce new products could affect our sales, profitability and liquidity.

One way that we remain competitive is by developing and introducing new and improved products on an ongoing basis. Customers continually evaluate our products in comparison to those offered by our competitors. A failure to introduce new products at the right time that are price competitive and that provide the performance and other features required by customers could adversely affect our sales, or could require us to compensate by lowering prices. In addition, when we invest in new product development, we face risks related to production delays, cost over-runs and unanticipated technical difficulties, which could impact sales, profitability and/or liquidity.

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

We rely on information systems to obtain, process, analyze and manage data to forecast and facilitate the purchase and distribution of our products; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; to process payments to suppliers; and to manage data and records relating to our employees, contractors, and other individuals. Our business and results of operations may be adversely affected if these systems are interrupted, damaged, or compromised or if they fail for any extended period of time, due to events including but not limited to programming errors, computer viruses and security breaches. Information privacy and security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, and prevention of privacy or security breaches cannot be assured. In addition, the processing and storage of certain information is increasingly subject to privacy and data security regulations and such regulations are country-specific and subject to differing interpretations and may be inconsistent among jurisdictions. We may be required to expend additional resources to continue to enhance our information privacy and security measures, investigate and remediate any information security vulnerabilities and/or comply with regulatory requirements. In addition, third-party service providers are responsible for managing a significant portion of our information systems, and we are subject to risk as a result of possible information privacy and security breaches of those third parties. The consequences of these risks could adversely impact our results of operations, financial condition, and cash flows.

We are subject to a number of restrictive covenants under our revolving credit facility, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

Our Credit Facility contains a number of restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K. These covenants include limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions and limitations on certain types of investments.  The Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. Specific to the revolving credit facility, the Company is subject to financial covenants regarding the Company’s outstanding net indebtedness and interest coverage ratios. If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable. The Credit Facility is described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

The most critical of these ratios is the leverage ratio. As of December 31, 2015, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 3.07x, providing $28.2 million of EBITDA cushion on the leverage ratio, as defined within our credit facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $130 million for a rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2015, we could be unable to maintain compliance with our leverage ratio covenant, in which case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

We depend on external financial resources, and the economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

At December 31, 2015, we had approximately $473.6 million of short-term and long-term debt with varying maturities and approximately $28.6 million of off balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders, customers and financial partners and their willingness to support our needs are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

We depend on reliable sources of energy and raw materials, minerals and other supplies, at a reasonable cost, but the availability of these materials and supplies could be interrupted and/or their prices could change and adversely affect our sales and profitability.

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

Legislation and regulations concerning hazardous materials and other substances can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California’s Proposition 65 or the EU’s chemical substances directive. The EU “REACH” registration system requires us to perform studies of some of our products or components of our products and to register the information in a central database, increasing the cost of these products. As a result of such regulations, customers may avoid purchasing some products in favor of less hazardous or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. These circumstances could adversely affect our business, including our sales and operating profits.

Sales of our products to certain customers or into certain industries may expose us to different and complex regulatory regimes.

We seek to expand our customer base and the industries into which we sell. Selling products to certain customers or into certain industries, such as governments or the defense industry, requires compliance with regulatory regimes that do not apply to sales involving other customers or industries and that can be complex and difficult to navigate. Our failure to comply with these regulations could result in liabilities or damage to our reputation, which could negatively impact our business, financial condition, or results of operations.

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

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. At December 31, 2015, we had $70.9 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 10 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

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

Furthermore, approximately 13% of our U.S. employees as of December 31, 2015, are subject to collective bargaining arrangements or similar arrangements. None of these agreements expire during 2016, and, while we expect to be able to renew these  agreements without significant disruption to our business when they are scheduled to expire, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

We have been implementing and operating information systems and related business processes for our business operations. Implementation and operation of information systems and related processes involves risk, including risks related to programming and data transfer. Costs of implementation also could be greater than anticipated. In addition, we may be unable or decide not to implement such systems and processes in certain locations. Inherent risks, decisions and constraints related to implementation and operation of information systems could result in operating inefficiencies and could impact our ability to perform business transactions. These risks could adversely impact our results of operations, financial condition, and cash flows.

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

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2015, that a one percent increase in interest rates would cause interest expense to increase by $4.7 million annually. Although interest rates have remained relatively stable over the past few years, future increases could raise our cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 8 to the consolidated financial statements under Item 8 of this Form 10-K.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease our corporate headquarters offices, which are located at 6060 Parkland Blvd., Mayfield Heights, Ohio.  The company owns other corporate facilities worldwide.  We own principal manufacturing plants that range in size from 18,000 sq. ft. to over 700,000 sq. ft.  Plants we own with more than 250,000 sq. ft. are located in Spain; Germany; Colombia; Cleveland, Ohio; Penn Yan, New York; and Mexico.  The locations of these principal manufacturing plants by reportable segment are as follows:

Pigments, Powders and Oxides-U.S.: Penn Yan, New York, Norcross, Georgia and Washington, Pennsylvania.  Outside the U.S.: Colombia, China, India, Germany, Romania, Spain and Brazil.

Performance Colors and Glass-U.S.: Washington, Pennsylvania, and Orrville, Ohio.  Outside the U.S.:  Brazil, China, France, Germany, Mexico, Spain, and the United Kingdom.

Performance Coatings-U.S.: Cleveland, Ohio.  Outside the U.S.: Argentina, Brazil, China, Egypt, France, Indonesia, Italy, Mexico, Spain, Poland, Portugal, and Thailand.

Pursuant to Ferro’s revolving credit facility, the participating lenders have a security interest in the real estate of the parent company and its domestic material subsidiaries.

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

Item 4 — Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of February 24, 2016, are listed below, along with their ages and business experience during the past five years. The year indicates when the individual was named to the indicated position with Ferro, unless otherwise indicated.

Peter T. Thomas — 60

Chairman of the Board of Directors, 2014

President and Chief Executive Officer, 2013

Interim President and Chief Executive Officer, 2012

Vice President, Polymer and Ceramic Engineered Materials, 2009

Mark H. Duesenberg — 54

Vice President, General Counsel and Secretary, 2008

Ann E. Killian — 61

Vice President, Human Resources, 2005

Jeffrey L. Rutherford — 55

Vice President and Chief Financial Officer, 2012

Vice President and Chief Financial Officer, Park-Ohio Holdings Corp., an industrial supply chain logistics and diversified manufacturing business, 2008

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2016, we had 1,090 shareholders of record for our common stock, and the closing price of the common stock was $9.29 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2015, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2010. At December 31, 2015, the closing price of our common stock was $11.12 per share.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURNS

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2015 and 2014 were as follows:

	2015			2014
	High	Low	Dividends	High	Low	Dividends
First Quarter	$13.49	$11.11	$—	$14.97	$11.98	$—
Second Quarter	17.09	12.15	—	14.23	11.86	—
Third Quarter	17.07	10.75	—	15.14	11.95	—
Fourth Quarter	13.30	10.06	—	14.51	11.53	—

The restrictive covenants contained in our Credit Facility limit the amount of dividends we can pay on our common stock. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2015:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Amount that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	per Share	Programs	or Programs
October 1, 2015 to October 31, 2015	811,275	$11.88	811,275	$33,363,348
November 1, 2015 to November 30, 2015	1,037,133	$11.72	1,037,133	$21,205,376
December 1, 2015 to December 31, 2015	854,323	$11.44	854,323	$11,429,557
Total	2,702,731		2,702,731

_____________________

(1)

On July 29, 2015, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $25 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions. On October 16, 2015, the Company’s Board of Directors approved a follow-on share repurchase program for the repurchase of an additional $25 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, in privately negotiated transactions, or otherwise.

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2015	2014	2013	2012	2011
	(Dollars in thousands, except for per share data)

Net sales	$1,075,341	$1,111,626	$1,188,582	$1,267,695	$1,636,639
Income (loss) from continuing operations	99,883	(8,609)	63,905	(386,104)	(8,504)
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	1.16	(0.10)	0.73	(4.49)	(0.11)
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	1.14	(0.10)	0.72	(4.49)	(0.11)
Cash dividends declared per common shares	-	-	-	-	-
Total assets	1,225,351	1,091,554	1,004,781	1,074,841	1,435,453
Long-term debt, including current portion	470,805	302,383	265,226	293,915	295,571

As described in the consolidated financial statements and notes, we have adopted the provisions of ASU 2015-03 as of December 31, 2015.  The ASU requires debt issuance costs for term loans to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The adoption resulted in the reclassification of $5.3 million, $3.4 million, $4.3 million, and $5.2 million of unamortized debt issuance costs related to the term loan from Total assets to a reduction in Long-term debt, including current portion within the financial data above as of December 31, 2014, 2013, 2012 and 2011, respectively.

In 2014, we commenced a process to market for sale all of the assets in our Polymer Additives reportable segment.  During 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business, which is presented as discontinued operations in 2011 through 2014.  We have classified the Europe-based Polymer Additives operating results as discontinued operations in 2011 through 2015.

In 2014, we sold substantially all of the assets in our Specialty Plastics business, which is presented as discontinued operations in 2011 through 2014.

In 2013, we sold our Pharmaceuticals business, which is presented as discontinued operations in 2011 through 2013.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended December 31, 2015, net sales were down $36.3 million, or 3.3%, compared with 2014. The decrease was primarily due to unfavorable foreign currency impacts, which totaled approximately $132.4 million, partially offset by the sales from Nubiola of $56.9 million, which was acquired in the third quarter of 2015, and by the sales from Vetriceramici of $56.0 million, which was acquired in the fourth quarter of 2014.  Despite the decline in net sales, gross profit increased $16.6 million compared with 2014.  As a percentage of net sales excluding precious metals, gross profit rate increased approximately 230 basis points to 29.1%, from 26.8% in the prior year.

For the year ended December 31, 2015, selling, general and administrative (“SG&A”) expenses decreased $69.9 million, or 24.4%, compared with 2014, primarily driven by the pension and other postretirement benefits mark-to-market adjustment and curtailment and settlement effects.  In 2015, the adjustment resulted in a loss of $8.2 million in SG&A, while in 2014, the adjustment resulted in a loss of $88.5 million.

For the year ended December 31, 2015, net income was $63.1 million, compared with net income of $86.2 million in 2014, and net income attributable to common shareholders was $64.1 million, compared with net income attributable to common shareholders of $86.1 million in 2014. Income from continuing operations was $99.9 million for the year ended December 31, 2015, compared with loss from continuing operations of $8.6 million in 2014.  Gross profit in 2015 was $301.7 million, compared with $285.1 million in 2014.

Outlook

During 2015, despite challenging currency and global economic conditions, the Company delivered strong performance and continued to advance on our value creation strategy.  During the past 18 months, we have invested in acquisitions that complement our existing businesses, provide attractive margins, and improve our capabilities in important growth markets.  We are well positioned strategically to leverage our infrastructure and market leading positions to achieve or exceed our performance targets and generate stronger returns for our shareholders.

We  expect foreign currency to continue to have a negative impact on our results.  The earnings improvement will be driven by contributions from acquisitions, organic sales growth and continued focus on reducing our direct and indirect purchasing costs.  In addition, we intend to continue making acquisitions.  We have a robust pipeline of acquisition targets and the financial flexibility to pursue them.  Our acquisition growth objective is to invest $100 million annually to add assets that strengthen our product and technology portfolios, improve our market position, expand our global reach, and drive shareholder value.

For 2016, we expect sales growth of 10 – 11%, including the addition of our acquisitions and excluding the adverse impact of the changes in foreign currency.  We expect gross profit margins will improve by 50 – 100 basis points, based primarily on higher volumes, and improved business mix.  In addition, we will continue to focus on reducing costs in SG&A and manufacturing related operations.  We expect the result of our efforts in all of these areas will allow the Company to generate $80 - $90 million of free cash flow in 2016.

We continue to be focused on integration of our recent acquisitions, including Al Salomi and Nubiola, which were acquired in 2015.  Further, we are continuing efforts to divest our Europe-based Polymer Additives assets.  These assets to be divested are classified as held-for-sale on our consolidated balance sheets.

Results of Operations - Consolidated

Comparison of the years ended December 31, 2015 and 2014

For the year ended December 31, 2015, income from continuing operations was $99.9 million, compared with loss from continuing operations of $8.6 million in 2014. For the year ended December 31, 2015, net income was $63.1 million, compared with net income of $86.2 million in 2014. For the year ended December 31, 2015, net income attributable to common shareholders was $64.1 million, or $0.74 per share, compared with net income attributable to common shareholders of $86.1 million, or $0.99 per share in 2014.

Net Sales

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales excluding precious metals	$1,037,969	$1,065,652	$(27,683)	(2.6)%
Sales of precious metals	37,372	45,974	(8,602)	(18.7)%
Net sales	1,075,341	1,111,626	(36,285)	(3.3)%
Cost of sales	773,661	826,541	(52,880)	(6.4)%
Gross profit	$301,680	$285,085	$16,595	5.8%
Gross profit as a % of net sales excluding precious metals	29.1%	26.8%

Net sales decreased by $36.3 million, or 3.3%, in the year ended December 31, 2015, compared with the prior year. Net sales excluding precious metals decreased $27.7 million, primarily driven by decreased sales in Performance Coatings and Performance Colors and Glass of $55.2 million and $28.0 million, respectively, partially mitigated by increased net sales in Pigments, Powders and Oxides of $55.5 million. The main driver of the decrease in net sales excluding precious metals was unfavorable foreign currency impacts, which totaled approximately $132.4 million, and unfavorable pricing impacts of $16.6 million, partially mitigated by $56.9 million of sales from Nubiola, which was acquired in the third quarter of 2015, and $56.0 million of sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  The decline in precious metal sales in 2015 was attributable to the expiration of tolling arrangements resulting from the sale of our North American and Asian metal powders business and exit of our solar pastes business in 2014, which contributed $5.7 million of the decrease and was driven by lower sales in Performance Colors and Glass of $2.9 million, compared with 2014.

Gross Profit

Gross profit increased $16.6 million, or 5.8%, in 2015 to $301.7 million, compared with $285.1 million in 2014 and as a percentage of net sales excluding precious metals, it increased 230 basis points to 29.1%. The significant driver of the increased gross profit was strong performance in our Pigments, Powders and Oxides segment which exceeded prior-year gross profit by $17.2 million, primarily driven by Nubiola, which was acquired in the third quarter of 2015.  Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not recur.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	2015	2014	$ Change	% Change
Geographic Revenues	(Dollars in thousands)
Europe	$457,723	$479,771	$(22,048)	(4.6)%
United States	261,815	242,512	19,303	8.0%
Asia Pacific	160,493	182,339	(21,846)	(12.0)%
Latin America	157,938	161,030	(3,092)	(1.9)%
Total net sales excluding precious metals	$1,037,969	$1,065,652	$(27,683)	(2.6)%
Sale of precious metals	37,372	45,974	(8,602)	(18.7)%
Net sales	$1,075,341	$1,111,626	$(36,285)	(3.3)%

The decline in net sales excluding precious metals of $27.7 million, compared with 2014,  was driven by decreased sales in Europe, Asia Pacific and Latin America, partially mitigated by an increase in sales in the United States. The decline in sales in Europe was due to lower sales in Performance Colors and Glass and Performance Coatings of $20.4 million and $18.7 million, respectively, and was largely due to unfavorable foreign currency impacts. The decrease in Europe was partially mitigated by increased sales in Pigments, Powders and Oxides of $17.1 million, driven by sales from Nubiola, which was acquired in the third quarter of 2015. The decline in Asia Pacific was driven by lower sales of $22.6 million in Performance Coatings and the result of the sale of our North American and Asian metal powders business, which comprised $2.3 million of the decrease.  The decrease was partially mitigated by an increase in sales in Pigments, Powders and Oxides primarily driven by sales from Nubiola of $6.9 million. The lower sales in Latin America was due to lower sales in Performance Coatings and Performance Colors and Glass of $8.9 million and $7.4 million, respectively, partially mitigated by higher sales in Pigments, Powders and Oxides of $13.2 million. The decline in sales in Latin America in Performance Coatings was primarily due to the unfavorable foreign currency impacts related to the change in currency exchange mechanisms in Venezuela during the first quarter of 2015 and the sale of our operating affiliate in Venezuela in the fourth quarter of 2015. The higher sales in the United States in 2015 compared to 2014, was driven by higher sales volumes within Pigments, Powders and Oxides and Performance Colors and Glass, partially offset by lower sales in Performance Coatings.

The following table presents our sales on the basis of where sold products were shipped.

	2015	2014	$ Change	% Change
Geographic Revenues on a ship to basis	(Dollars in thousands)
Europe	$453,580	$474,102	$(20,522)	(4.3)%
Asia Pacific	206,924	215,756	(8,832)	(4.1)%
United States	199,762	189,991	9,771	5.1%
Latin America	177,703	185,803	(8,100)	(4.4)%
Total net sales excluding precious metals	$1,037,969	$1,065,652	$(27,683)	(2.6)%
Sale of precious metals	37,372	45,974	(8,602)	(18.7)%
Net sales	$1,075,341	$1,111,626	$(36,285)	(3.3)%

Selling, General and Administrative Expense

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate. Performance Materials and Corporate SG&A expenses exclude the impact of the annual mark-to-market adjustment and curtailment and settlement effects on our pension and other postretirement benefit plans, as the volatility in this adjustment does not allow for a meaningful comparison of underlying SG&A costs between periods.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$142,456	$130,824	$11,632	8.9%
Corporate	66,207	67,415	(1,208)	(1.8)%
Pension and other postretirement benefits mark-to-market adjustment and curtailment and settlement effects	8,236	88,523	(80,287)	(90.7)%
Selling, general and administrative expenses	$216,899	$286,762	$(69,863)	(24.4)%

The following table includes SG&A components with significant changes between 2015 and 2014:

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$114,386	$107,159	$7,227	6.7%
Business development	13,527	3,468	10,059	290.1%
Stock-based compensation	8,868	9,679	(811)	(8.4)%
Incentive compensation	4,982	11,598	(6,616)	(57.0)%
Pension and other postretirement benefits	1,494	85,081	(83,587)	(98.2)%
Bad debt	667	2,657	(1,990)	(74.9)%
All other expenses	72,975	67,120	5,855	8.7%
Selling, general and administrative expenses	$216,899	$286,762	$(69,863)	(24.4)%

SG&A expenses were $69.9 million lower in 2015 compared with the prior year.  As a percentage of net sales excluding precious metals, SG&A expenses decreased 600 basis points from 26.9% in 2014 to 20.9% in 2015. The most significant driver of the decrease in SG&A expenses in 2015 was the change in the mark-to-market loss and curtailment and settlement effects on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $80.3 million, and is included within the pension and other postretirement benefits line above. The expense in 2014 was primarily related to changes in actuarial assumptions used in calculating the value of the U.S. pension liability. In addition, during 2014, the Company adopted the use of new mortality tables within its calculation assumptions, which had a one-time impact of increasing the liability.  The new mortality tables reflect underlying increases in life expectancy of participants, thus driving longer benefit payment periods. The impact of the change in mortality assumption on the U.S. pension liability was an increase of the liability of approximately $18 million. Excluding the impacts of the mark-to-market adjustments and curtailment and settlement effects, SG&A expenses increased 150 basis points from 18.6% in 2014 to 20.1% in 2015. Included in SG&A expenses were $8.1 million and $12.5 million of expenses attributable to Nubiola and Vetriceramici, which were acquired in the third quarter of 2015 and the fourth quarter of 2014, respectively.  The increase in business development costs of $10.1 million was a result of higher costs associated with professional fees that were related to business development activities. These increases were offset by lower incentive compensation expense of $6.6 million, which is based on certain performance metrics, and lower bad debt expenses of $2.0 million.  The decrease in SG&A is also a result of foreign currency impacts.

Restructuring and Impairment Charges

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	4,015	2,744	1,271	46.3%
Lease termination costs	—	2,468	(2,468)	(100.0)%
Other restructuring costs	5,640	3,637	2,003	55.1%
Restructuring and impairment charges	$9,655	$8,849	$806	9.1%

Restructuring and impairment charges increased in 2015 compared with 2014.  The primary drivers were the increase in employee severance cost of $1.3 million in 2015 compared with 2014 and the early termination cost of a contract associated with restructuring a corporate function of $2.8 million during in 2015. The increase in restructuring and impairment charges was partially mitigated by a decrease of $2.5 million due to a lease termination charge that occurred in 2014.

Interest Expense

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$15,464	$16,895	$(1,431)	(8.5)%
Amortization of bank fees	1,125	1,337	(212)	(15.9)%
Interest capitalization	(1,426)	(1,969)	543	(27.6)%
Interest expense	$15,163	$16,263	$(1,100)	(6.8)%

Interest expense in 2015 decreased $1.1 million compared with 2014, primarily due to the redemption of the 7.875% Senior Notes and refinancing of the 2013 Revolving Credit Facility during the third quarter of 2014.  The decrease was partially offset by reduced interest capitalization related to the construction project at our Antwerp, Belgium facility in 2015 compared with 2014.

Income Tax Expense

In 2015,  we recorded an income tax benefit of $45.1  million, or (82.3%) of income before income taxes, compared to an income tax benefit of $34.2 million, or 79.9% of loss before taxes in 2014.  The 2015 effective tax rate was less than the statutory income tax rate of 35% primarily as a result of a $3.1 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized in the current year, $7.3 million benefit related to the expiration of fully valued tax credits and $63.3 million benefit for the release of valuation allowances deemed no longer necessary.  The 2014 effective tax rate was greater than the statutory income tax rate of 35% primarily as a result of a $17.4 million benefit related to the release of valuation allowances for deferred tax assets that were utilized in the 2014, the release of valuation allowances deemed no longer necessary and the expiration of fully valued tax attributes, $15.2 million of benefit related to 2014 domestic foreign tax credit generated and utilized, and foreign tax rate differences from the statutory income tax rate of 35%.

Comparison of the years ended December 31, 2014 and 2013

For the year ended December 31, 2014,  loss from continuing operations was $8.6 million, compared with income from continuing operations of  $63.9 million in 2013. For the year ended December 31, 2014, net income was $86.2 million, compared with net income of $72.4 million in 2013. For the year ended December 31, 2014, net income attributable to common shareholders was $86.1 million, or $0.99 earnings per share, compared with net income attributable to common shareholders of $71.9 million, or $0.83 earnings per share in 2013.

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

Net sales decreased by $77.0 million, or 6.5%  in the year ended December 31, 2014, compared with the prior year.  Net sales excluding precious metals decreased $26.2 million, driven by decreased sales in our Pigments, Powders and Oxides segment of $35.6 million, primarily due to the sale of our North American and Asian metal powders business and exit of solar pastes during 2013, and decreased sales in our Performance Coatings segment of $11.8 million. Partially mitigating these declines were increased sales in our Performance Colors and Glass segment of $21.2 million. Sales of precious metals were down compared with the prior year primarily due to the sale of our North American and Asian metal powders business and the exit of solar pastes which contributed $47.2 million of the decline.

Gross Profit

Gross profit increased $7.4 million, or 2.7%  in 2014 to $285.1 million, compared with $277.7 million in 2013. The significant driver of the increased gross profit was strong performance in our Performance Colors and Glass segment which exceeded prior year gross profit by $22.1 million, primarily driven by higher sales volumes and favorable mix, favorable product pricing, and favorable manufacturing costs.  This increase was partially offset by lower gross profit in our Pigments, Powders and Oxides and Performance Coatings segments.

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

The decline in net sales excluding precious metals of $26.2 million, compared with 2013, was driven by declines in all regions.  The decline in sales was largely driven by the sale of our North American and Asian metal powders business and exit of solar pastes, which resulted in a decrease of $27.5 million, partially mitigated by higher sales in the United States for Performance Colors and Glass products of $11.2 million. In addition, lower sales in Latin America were due to decreased sales in our Performance Coatings and Pigments, Powders and Oxides segments of $5.5 million and $3.0 million, respectively, partially offset by higher sales in Performance Colors and Glass.  The decline in sales in Europe in 2014 compared with 2013 was attributable to lower sales of Performance Coatings products of $1.9 million, partially mitigated by slightly higher sales of Pigments, Powders and Oxides products compared to the prior year.

The following table presents our sales on the basis of where sold products were shipped.

	2014	2013	$ Change	% Change
Geographic Revenues on a ship to basis	(Dollars in thousands)
Europe	$474,102	$488,581	$(14,479)	(3.0)%
Asia Pacific	215,756	220,032	(4,276)	(1.9)%
United States	189,991	197,390	(7,399)	(3.7)%
Latin America	185,803	185,857	(54)	(0.0)%
Total net sales excluding precious metals	$1,065,652	$1,091,860	$(26,208)	(2.4)%
Sale of precious metals	45,974	96,722	(50,748)	(52.5)%
Net sales	$1,111,626	$1,188,582	$(76,956)	(6.5)%

Selling, General and Administrative Expense

The following table presents selling, general and administrative expenses attributable to operating sites and regional costs outside the United States together as Performance Materials, and regional costs attributable to the United States and other Corporate costs together as Corporate. Performance Materials and Corporate SG&A expenses exclude the impact of the annual mark-to-market adjustment and curtailment and settlement effects on our pension and other postretirement benefit plans, as the volatility in this adjustment does not allow for a meaningful comparison of underlying SG&A costs between periods.

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Performance Materials	$130,824	$153,750	$(22,926)	(14.9)%
Corporate	67,415	67,450	(35)	(0.1)%
Pension and other postretirement benefits mark-to-market adjustment and curtailment and settlement effects	88,523	(70,447)	158,970	(225.7)%
Selling, general and administrative expenses	$286,762	$150,753	$136,009	90.2%

The following table includes SG&A components with significant changes between 2014 and 2013:

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$107,159	$120,717	$(13,558)	(11.2)%
Incentive compensation	11,598	18,459	(6,861)	(37.2)%
Stock-based compensation	9,679	6,890	2,789	40.5%
Pension and other postretirement benefits	85,081	(71,845)	156,926	(218.4)%
Bad debt	2,657	3,961	(1,304)	(32.9)%
Business development	3,468	1,415	2,053	145.1%
All other expenses	67,120	71,156	(4,036)	(5.7)%
Selling, general and administrative expenses	$286,762	$150,753	$136,009	90.2%

SG&A expenses were $136.0 million higher in 2014 compared with the prior year. As a percentage of net sales excluding precious metals, SG&A expenses increased from 13.8% in the prior year to 26.9% in 2014. The most significant driver of the increase in SG&A expenses in 2014 was the mark-to-market loss and curtailment and settlement effects on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $88.5 million, and is included within the pension and other postretirement benefits line above. The adjustment was primarily related to changes in actuarial assumptions used in calculating the value of the U.S. pension liability. In 2014, the discount rate used to value the liability declined by 100 basis points, compared with the prior year, thereby increasing the value of the liability by approximately $50 million.  In addition, during the fourth quarter of 2014, the Company adopted the use of new mortality tables within its calculation assumptions, which had a one-time impact of increasing the liability.  The new mortality tables reflect underlying increases in life expectancy of participants, thus driving longer benefit payment periods. The impact of the change in mortality assumption on the U.S. pension liability was an increase of the liability of approximately $18 million. In 2013, the mark-to-market adjustments and curtailment and settlement effects resulted in an actuarial gain of $70.4 million. The 2013 gain was primarily driven by the change in discount rate used to value the liability, which increased by 95 basis points, compared with 2012, resulting in a reduction in the value of the liability. Excluding the impacts of the mark-to-market adjustments and curtailment and settlement effects, SG&A expenses decreased 170 basis points from 20.3% in the prior year to 18.6% in 2014. Various restructuring activities executed in 2013 that had a full year impact in 2014 drove the decrease in personnel expenses. The decreases were partially offset by higher stock-based compensation expense due to higher grants to retirement-eligible employees that require accelerated expense recognition, and the impact of improved stock price on our liability based awards.

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

Income Tax Expense

In 2014,  we recorded an income tax benefit of $34.2 million, or 79.9% of loss before income taxes, compared with an income tax expense of $14.3 million, or 18.3% of income before taxes in 2013.    The 2014 effective tax rate was greater than the statutory income tax rate of 35% primarily as a result of a $17.4 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized in 2014, the release of valuation allowances concluded to no longer be necessary and the expiration of fully valued tax attributes, $15.2 million of benefit related to 2014 domestic foreign tax credit generated and utilized, and foreign tax rate differences from the statutory income tax rate of 35%.  The 2013 effective tax rate was less than the statutory income tax rate of 35% primarily as a result of a $21.1 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized and the expiration of fully valued tax credits, offset by a $6.8 million charge related to the expiration of the fully valued tax credits.

Results of Operations - Segment Information

Comparison of the years ended December 31, 2015 and 2014

Performance Coatings

					Change due to
						Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$533,370	$588,538	$(55,168)	(9.4)%	$(19,411)	55,049	(90,806)	$—
Segment gross profit	126,945	131,043	(4,098)	(3.1)%	(19,411)	15,053	(18,667)	18,927
Gross profit as a % of segment net sales	23.8%	22.3%

Net sales decreased in Performance Coatings compared with 2014 due to lower sales of frits and glazes, colors, porcelain enamels, digital inks and other tile product lines of $54.3 million, $17.9 million, $17.8 million, $12.8 million and $6.9 million, respectively. The sales decline was partially mitigated by an increase of $54.5 million in sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  A substantial portion of the decline in sales was attributed to unfavorable foreign currency impacts of $90.8 million and lower product pricing of $19.4 million, partially mitigated by favorable mix and higher sales volumes of $22.7 million and $32.3 million, respectively. Gross profit decreased from 2014, and was driven by lower product pricing impacts of $19.4 million and unfavorable foreign currency impacts of $18.7 million, partially mitigated by favorable volume and mix of 15.1 million, lower manufacturing costs of $11.1 million and favorable raw material impacts of $7.8 million.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$278,581	$297,324	$(18,743)	(6.3)%
Latin America	123,152	132,015	(8,863)	(6.7)%
Asia Pacific	85,850	108,419	(22,569)	(20.8)%
United States	45,787	50,780	(4,993)	(9.8)%
Total	$533,370	$588,538	$(55,168)	(9.4)%

The net sales decrease of $55.2 million compared with 2014 reflected lower sales in all regions.  The decline in Asia Pacific was driven by lower sales of frits and glaze products, digital inks, porcelain enamels, and colors of $12.4 million, $4.0 million, $3.3 million, and $2.9 million respectively. The decline in sales in Europe was attributable to lower sales of our porcelain enamel products, partially mitigated by higher sales of tile products, including Vetriceramici sales. The decline in sales in Latin America, compared to 2014 was due to lower sales in colors and porcelain enamel products, partially mitigated by higher sales of digital inks products. The decline in the United States was attributable to porcelain enamel products.

Performance Colors and Glass

					Change due to
						Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$339,610	$367,637	$(28,027)	(7.6)%	$2,451	$5,585	$(36,063)	$—
Segment precious metal sales	37,159	40,037	(2,878)	(7.2)%
Segment net sales	376,769	407,674	(30,905)	(7.6)%
Segment gross profit	128,209	134,964	(6,755)	(5.0)%	2,451	(6,798)	(12,278)	9,870
Gross profit as a % of segment net sales	37.8%	36.7%

Net sales excluding precious metals decreased $28.0 million in 2015 compared with 2014, with decreases of $18.0 million in decoration, $6.4 million in industrial products, $4.4 million in automotive, and $0.7 million in electronics, partially mitigated by an increase in sales of $1.5 million from Vetriceramici, which was acquired in the fourth quarter of 2014.  Net sales excluding precious metals were impacted by unfavorable foreign currency impacts of $36.1 million and lower sales volume of $2.4 million, partially mitigated by favorable mix of $8.0 million and higher product pricing of $2.5 million. Gross profit decreased from 2014, due to unfavorable foreign currency impacts of $12.3 million, unfavorable sales volumes and mix of $6.8 million, and higher manufacturing costs of $1.0 million, partially mitigated by favorable raw material impacts of $10.9 million and higher product pricing impacts of $2.5 million.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
Europe	$140,497	$160,901	$(20,404)	(12.7)%
United States	123,856	119,707	4,149	3.5%
Asia Pacific	55,663	60,004	(4,341)	(7.2)%
Latin America	19,594	27,025	(7,431)	(27.5)%
Total	$339,610	$367,637	$(28,027)	(7.6)%

The decrease in net sales excluding precious metals of $28.0 million compared with 2014, was primarily driven by lower sales in decoration products and industrial products in Europe of $8.0 million and $7.5 million, respectively, and lower sales of decoration products in Latin America and Asia Pacific of $8.3 million and $3.0 million.  The decrease was partially mitigated by higher sales in industrial products, electronics and decoration in the United States of $1.7 million, $1.5 million and $1.3 million, respectively.

Pigments, Powders and Oxides

					Change due to
						Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales excluding precious metals	$164,989	$109,477	$55,512	50.7%	$400	60,634	(5,522)	$—
Segment precious metal sales	213	5,937	(5,724)	(96.4)%
Segment net sales	165,202	115,414	49,788	43.1%
Segment gross profit	45,678	28,480	17,198	60.4%	400	13,099	(1,250)	4,949
Gross profit as a % of segment net sales	27.69%	26.01%

Net sales excluding precious metals increased compared with 2014, primarily due to higher volume and mix of $60.6 million, of which $56.9 million is related to sales from the Nubiola acquisition in the third quarter of 2015. The increase in sales is also due to favorable product pricing impacts of $0.4 million, partially mitigated by unfavorable foreign currency impacts of $5.5 million. Gross profit increased from 2014 and was a result of favorable volume and mix of $13.1 million, lower manufacturing costs of $3.6 million, favorable raw material impacts of $1.3 million, and higher product pricing of $0.4 million, partially offset by unfavorable foreign currency impacts of $1.2 million.  Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not recur.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales excluding precious metals by Region
United States	$92,172	$72,025	$20,147	28.0%
Europe	38,645	21,546	17,099	79.4%
Asia Pacific	18,980	13,916	5,064	36.4%
Latin America	15,192	1,990	13,202	663.4%
Total	$164,989	$109,477	$55,512	50.7%

The increase in net sales excluding precious metals of $55.5 million compared with 2014 was due to higher sales across all regions.  The increase in sales in the United States was driven by increases of $4.8 million in surface finishing products, $0.6 million in pigments, and $15.2 million by sales from Nubiola, which was acquired in the third quarter of 2015, partially mitigated by a decrease in sales of $0.5 million in liquid coatings. The increase in sales in Europe and Latin America was driven by sales from Nubiola of $21.2 million and $13.7 million, respectively, partially mitigated by a decrease in sales of $4.1 million and $0.5 million in pigments, respectively.  The increase in sales in Asia Pacific was primarily driven by sales from Nubiola of $6.9 million, which were partially offset by the sale of our North American and Asian metal powders business, which contributed $2.3 million in the prior-year period.

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

Net sales decreased in Performance Coatings compared with 2013, primarily due to lower sales of our porcelain enamel products of $6.9 million, and our tile frits and glazes, and colors product lines of $6.1 million and $5.7 million, respectively. These declines were partially mitigated by increased sales of our digital inks product line of $6.4 million. Other tile product line sales declined $3.3 million. Net sales in 2014 included $3.8 million for the month of December related to our acquisition of Vetriceramici. Sales were impacted by higher sales volumes of $9.4 million, favorable mix of $15.2 million, lower product pricing of $19.0 million and unfavorable foreign currency impacts of $17.4 million. Our product pricing continues to be impacted by competitive pressures in our digital inks product line.  Gross profit decreased from 2013, and was driven by favorable sales volumes and mix of $4.3 million, lower product pricing impacts of $19.0 million, favorable raw material impacts of $12.2 million, lower manufacturing costs of $1.3 million and unfavorable foreign currency impacts of $2.2 million

	2014	2013	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$297,324	$299,204	$(1,880)	(0.6)%
Latin America	132,015	137,519	(5,504)	(4.0)%
Asia Pacific	108,419	110,119	(1,700)	(1.5)%
United States	50,780	53,519	(2,739)	(5.1)%
Total	$588,538	$600,361	$(11,823)	(2.0)%

Net sales in 2014 decreased $11.8 million compared with 2013 due to lower sales in all regions.  The decline in sales in Europe was attributable to lower sales of our porcelain enamel products, partially mitigated by higher sales of tile products, including Vetriceramici sales during December. The decline in sales in 2014 in Latin America, compared to 2013, was due to lower sales of our tile color and porcelain enamel products, partially mitigated by higher sales of digital inks products. The decline in Asia Pacific was driven by lower sales of tile products, primarily frits and glaze products, which was partially mitigated by higher sales of digital inks products. The decline in the United States was all attributable to lower sales of porcelain enamel products.

Performance Colors and Glass

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

Net sales excluding precious metals increased $21.2 million in 2014 compared with 2013, with increases in all of our product lines. Net sales excluding precious metals were impacted by higher sales volumes of $21.8 million, unfavorable mix of $1.1 million, higher product pricing of $2.6 million and unfavorable foreign currency impacts of $2.1 million. Gross profit increased in 2014, compared with 2013, due to favorable sales volumes and mix of $17.8 million, higher product pricing impacts of $2.6 million, unfavorable raw material impacts of $6.7 million, lower manufacturing costs of $9.2 million, and unfavorable foreign currency impacts of $0.7 million.

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

Summary of Cash Flows for the years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$51,202	$60,473	$18,464
Net cash (used for) provided by investing activities	(244,600)	75,204	17,168
Net cash provided by (used for) financing activities	119,726	(18,143)	(36,715)
Effect of exchange rate changes on cash and cash equivalents	(8,448)	(5,362)	(165)
(Decrease) increase in cash and cash equivalents	$(82,120)	$112,172	$(1,248)

Operating activities.  Cash flows from operating activities decreased $9.3 million in 2015 compared to 2014.  The change was driven by lower net income of $23.1 million. The decrease was partially mitigated by reduced payments associated with restructuring activities of $9.8 million and by a cash inflows of $12.2 million in 2015 related to working capital, compared to cash outflows of $12.3 million in 2014.

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

Investing activities.  Cash flows from investing activities decreased approximately $319.8 million in 2015. The decrease was driven primarily by business acquisitions, net of cash acquired, of $202.2 million in 2015, compared to cash used for business acquisitions in 2014 of $115.6 million, partially offset by net proceeds from the sales of our North America-based Polymer Additives assets and Specialty Plastics business in 2014 of $149.5 million and $88.3 million, respectively. Capital expenditures decreased $10.7 million in 2015, compared with 2014.

Cash flows from investing activities increased approximately $58.0 million in 2014, compared with 2013. The increase in 2014 was driven primarily by net proceeds from the sales, partially offset by cash outflows for the acquisition of Vetriceramici and to acquire certain commercial assets of a reseller of our porcelain enamel products in Turkey. Capital expenditures increased $19.5 million in 2014, compared with 2013.  The higher capital expenditures were costs incurred for the ongoing project at our Antwerp, Belgium facility.

Financing activities.  Cash flows from financing activities increased $137.9 million in 2015, compared with 2014.  The increase was primarily as a result of net borrowings on the revolving credit facility of $170.0 million in 2015 compared to a repayment of $9.2 million in 2014. Net borrowings in 2015 were primarily used to fund the acquisitions, the share repurchase program, and for other general business use. Further, we had a cash outflow of $41.0 million in 2014, related to repayment of debt outstanding under our accounts receivable securitization program that expired during the year.

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

Capital Resources and Liquidity

Major debt instruments that were outstanding during 2015 are described below.

Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “Credit Facility”) with a group of Lenders to refinance the majority of its then outstanding debt, as discussed below.  The Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. The Credit Facility replaces the prior $250 million revolving credit facility and provided funding to repurchase the 7.875% Senior Notes. Subject to certain conditions, the Company can request up to $200 million of additional commitments under the Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of most of the Company’s U.S. subsidiaries and 65% of most of the stock of the Company’s first tier foreign subsidiaries.

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

At December 31, 2015, the Company had borrowed $296.3 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At December 31, 2015,  the Company had borrowed $170.0 million  under the revolving credit facilities at a weighted average interest rate of 3.1%.  The borrowings on the revolving credit line were used to fund the acquisitions, the share repurchase program, and for other general business use. After reductions for outstanding letters of credit secured by these facilities, we had $25.6 million of additional borrowings available at December 31, 2015.

The Credit Facility contains customary restrictive covenants including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments.  The Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company.

Under the secured revolving credit facility, we are subject to certain financial covenants. The covenants include requirements for a leverage ratio and an interest coverage ratio.

If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  At December 31, 2015, we were in compliance with the covenants of the Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.8 million, $0.8 million and $3.0 million for 2015, 2014, and 2013 respectively.  We had on hand precious metals owned by participants in our precious metals consignment program of $20.5 million at December 31, 2015 and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at December 31, 2015, or December 31, 2014, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At December 31, 2015, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $8.1 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $8.0 million at December 31, 2015. We had $7.3 million of additional borrowings available under these lines at December 31, 2015.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the Credit Facility, and cash flows from operating activities. As of December 31, 2015, we had $58.4 million of cash and cash equivalents. Substantially all of our cash and cash equivalents were held by foreign subsidiaries.  Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2015, cash flows from financing and operating activities were used to fund our investing activities.  Additionally, we used the borrowings available under the Credit Facility to fund the acquisitions, the share repurchase program, and for other general business use. We had additional borrowing capacity $32.9 million at December 31, 2015, available under various credit facilities, primarily our revolving credit facility. Subsequent to December 31, 2015, the Company increased the commitment under the Credit Facility by $100 million and used a portion of the increase to repay $50 million of the term loan.  Refer to Note 23 for additional details.

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

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of December 31, 2015, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 3.07x, providing $28.2 million of EBITDA cushion on the leverage ratio, as defined within our Credit Facility.  To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $130 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2015, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets such as  sales we completed in 2014 and 2013. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position such as the acquisitions we completed in 2015 and 2014. Generally, we publicly announce material divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

	2016	2017	2018	2019	2020	Thereafter	Totals
	(Dollars in thousands)
Loans Payable (1)	$2,749	$—	$—	$—	$—	$—	$2,749
Long-term debt (2)	4,697	4,697	4,697	173,826	3,586	283,986	475,489
Interest (3)	59	59	59	—	—	—	177
Operating lease obligations	8,807	6,790	5,806	5,220	4,180	6,657	37,460
Purchase commitments (4)	27,825	10,579	7,565	6,891	6,891	10,190	69,941
Taxes (5)	8,628	—	—	—	—	—	8,628
Retirement and other postemployment benefits(6)	8,544	8,357	—	—	—	—	16,901
	$61,309	$30,482	$18,127	$185,937	$14,657	$300,833	$611,345

_____________________

(1)	Loans Payable includes our loans payable to banks.
(2)	Long-term debt excludes imputed interest and executory costs on capitalized lease obligations and unamortized issuance costs on the term loan facility.
(3)	Interest represents only contractual payments for fixed-rate debt.
(4)	Purchase commitments are noncancelable contractual obligations for raw materials and energy.
(5)

We have not projected payments past 2016 due to uncertainties in estimating the amount and period of any payments.  The amount above relates to our current income tax liability as of December 31, 2015.  We have $32.3 million in gross liabilities related to unrecognized tax benefits, including $1.6 million of accrued interest and penalties that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.

(6)

The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2017 due to uncertainties regarding the assumptions involved in estimating future required contributions.

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

Restructuring and Cost Reduction Programs

In recent years, we have developed and initiated several restructuring programs across a number of our business segments with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. The programs are primarily associated with North America, Europe and Asia Pacific. Management continues to evaluate our businesses, and therefore, there may be additional provisions for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

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

The significant assumptions and ranges of assumptions we used in our impairment analyses of goodwill at October 31, 2015 and 2014, were as follows:

Significant Assumptions	2015	2014
Weighted-average cost of capital	11.5% - 12.75%	12.0% - 12.5%
Residual growth rate	3.0%	3.0%

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

Based on our 2015 annual impairment test performed as of October 31, 2015, the fair values of the remaining reporting units tested for impairment exceeded the carrying values of the respective reporting units by amounts ranging from 11% to 381% at the 2015 measurement date. The lowest cushion relates to goodwill associated with the Performance Coatings operating segment, which had a goodwill balance of $43.5 million at December 31, 2015.   A future potential impairment is possible for any of these reporting units if actual results are materially less than forecasted results. Some of the factors that could negatively affect our cash flows and, as a result, not support the carrying values of our reporting units are: new environmental regulations or legal restrictions on the use of our products that would either reduce our product revenues or add substantial costs to the manufacturing process, thereby reducing operating margins; new technologies that could make our products less competitive or require substantial capital investment in new equipment or manufacturing processes; and substantial downturns in economic conditions.

Long-Lived Asset Impairment

The Company’s long-lived assets include property, plant and equipment, and intangible assets. We review property, plant and equipment and intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans and retiree medical plans represent approximately 81% of pension plan assets, 70% of benefit obligations and 30% of net periodic pension income.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value. The market-related value recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 35% fixed income, 60% equity, and 5% other investments for U.S. plans and 75% fixed income, 24% equity, and 1% other investments for non-U.S. plans. In 2015, actual return on plan assets, were lower than the expected return. In 2014, investment returns on average plan assets were approximately 7% within U.S. plans and 20% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25 Basis Point
	25 Basis Point	Decrease in
	Decrease in	Asset Return
	Discount Rate	Assumption

	(Dollars in thousands)
U.S. pension plans	$(424)	$697
U.S. retiree medical plan	(34)	N/A
Non-U.S. pension plans	(52)	22
Total	$(510)	$719

The following table provides the rates used in the assumptions and the changes between 2015 and 2014:

	2015	2014	Change
Discount rate used to measure the benefit cost:
U.S. pension plans	4.25%	5.25%	(1.00)%
U.S. retiree medical plan	3.95%	4.90%	(0.95)%
Non-U.S. pension plans	2.72%	4.12%	(1.40)%
Discount rate used to measure the benefit obligation:
U.S. pension plans	4.70%	4.25%	0.45%
U.S. retiree medical plan	4.50%	3.95%	0.55%
Non-U.S. pension plans	3.12%	2.72%	0.40%
Expected return on plan assets:
U.S. pension plans	8.20%	8.20%	—%
Non-U.S. pension plans	3.50%	4.44%	(0.94)%

Our overall net periodic benefit cost for all defined benefit plans was $1.5 million in 2015 and $84.4 million in 2014.  The change in 2014 is mainly the result of mark to market actuarial net losses in 2014.

For 2016, assuming expected returns on plan assets and no actuarial gains or losses, we expect our overall net periodic benefit cost to be approximately $0.1 million, compared with income of approximately $7.6 million in 2015 on a comparable basis.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases, and productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $1.1 million at December 31, 2015. In addition, we purchase portions of our natural gas, electricity, and oxygen requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $68.9 million at December 31, 2015.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$461,717	$293,906
Fair value	466,571	310,453
Change in annual interest expense from 1% change in interest rates	4,690	2,993
Fixed-rate debt:
Carrying amount	4,610	3,504
Fair value	3,956	2,861
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	338,418	145,920
Carrying amount and fair value	(1,207)	713
Change in fair value from 10% appreciation of U.S. dollar	19,814	1,292
Change in fair value from 10% depreciation of U.S. dollar	(24,217)	(1,579)

NM -- Not meaningful

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 24, 2016

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013

	(Dollars in thousands, except per share amounts)
Net sales	$1,075,341	$1,111,626	$1,188,582
Cost of sales	773,661	826,541	910,910
Gross profit	301,680	285,085	277,672
Selling, general and administrative expenses	216,899	286,762	150,753
Restructuring and impairment charges	9,655	8,849	40,929
Other expense (income):
Interest expense	15,163	16,263	20,152
Interest earned	(363)	(118)	(271)
Loss on extinguishment of debt	—	14,384	—
Foreign currency losses, net	4,495	1,159	4,205
Miscellaneous expense (income), net	1,048	622	(16,286)
Income (loss) before income taxes	54,783	(42,836)	78,190
Income tax (benefit) expense	(45,100)	(34,227)	14,285
Income (loss) from continuing operations	99,883	(8,609)	63,905
(Loss) income from discontinued operations, net of income taxes	(36,779)	94,840	8,540
Net income	63,104	86,231	72,445
Less: Net (loss) income attributable to noncontrolling interests	(996)	160	503
Net income attributable to Ferro Corporation common shareholders	$64,100	$86,071	$71,942

Amounts attributable to Ferro Corporation:
Income (loss) from continuing operations, net of income tax	100,879	(8,769)	63,402
(Loss) income from discontinued operations, net of income tax	(36,779)	94,840	8,540
Income attributable to Ferro Corporation	$64,100	$86,071	$71,942
Weighted-average common shares outstanding	86,718	86,920	86,484
Incremental common shares attributable to performance shares, deferred stock units, restricted stock units, and stock options	1,715	—	1,013
Weighted-average diluted shares outstanding	88,433	86,920	87,497
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$1.16	$(0.10)	$0.73
Discontinued operations	(0.42)	1.09	0.10
	$0.74	$0.99	$0.83
Diluted earnings (loss):
Continuing operations	$1.14	$(0.10)	$0.72
Discontinued operations	(0.42)	1.09	0.10
	$0.72	$0.99	$0.82

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)  INCOME

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$63,104	$86,231	$72,445
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(40,801)	(29,415)	(7,230)
Postretirement benefit liabilities loss	(77)	(1,054)	(705)
Other	—	—	7
Other comprehensive loss, net of income tax	(40,878)	(30,469)	(7,928)
Total comprehensive income	22,226	55,762	64,517
Less: Comprehensive (loss) income attributable to noncontrolling interests	(2,361)	(11)	732
Comprehensive income attributable to Ferro Corporation	$24,587	$55,773	$63,785

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$58,380	$140,500
Accounts receivable, net	231,970	236,749
Inventories	184,854	158,368
Deferred income taxes	12,088	7,532
Other receivables	34,088	25,635
Other current assets	15,695	17,912
Current assets held-for-sale	16,215	27,087
Total current assets	553,290	613,783
Other assets
Property, plant and equipment, net	260,429	212,642
Goodwill	145,669	93,733
Intangible assets, net	106,633	57,309
Deferred income taxes	87,385	39,712
Other non-current assets	48,767	55,638
Non-current assets held-for-sale	23,178	18,737
Total assets	$1,225,351	$1,091,554
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$7,446	$8,382
Accounts payable	120,380	129,236
Accrued payrolls	28,584	36,051
Accrued expenses and other current liabilities	54,664	53,133
Current liabilities held-for-sale	7,156	10,016
Total current liabilities	218,230	236,818
Other liabilities
Long-term debt, less current portion	466,108	298,285
Postretirement and pension liabilities	148,249	167,772
Other non-current liabilities	66,990	50,359
Non-current liabilities held-for-sale	1,493	2,304
Total liabilities	901,070	755,538
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 84.0 million and 87.0 million shares outstanding at December 31, 2015, and December 31, 2014, respectively	93,436	93,436
Paid-in capital	314,854	317,404
Retained earnings	135,507	71,407
Accumulated other comprehensive loss	(61,318)	(21,805)
Common shares in treasury, at cost	(166,020)	(136,058)
Total Ferro Corporation shareholders’ equity	316,459	324,384
Noncontrolling interests	7,822	11,632
Total equity	324,281	336,016
Total liabilities and equity	$1,225,351	$1,091,554

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders

	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	(Deficit)	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Interests	Equity

	(In thousands)
Balances at December 31, 2012	6,962	$(151,605)	$93,436	$321,652	$(86,606)	$16,650	$13,147	$206,674
Net income	—	—	—	—	71,942	—	503	72,445
Other comprehensive (loss) income	—	—	—	—	—	(8,157)	229	(7,928)
Stock-based compensation transactions	(232)	7,803	—	(3,597)	—	—	—	4,206
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,554)	(1,554)
Balances at December 31, 2013	6,730	(143,802)	93,436	318,055	(14,664)	8,493	12,325	273,843
Net income	—	—	—	—	86,071	—	160	86,231
Other comprehensive loss	—	—	—	—	—	(30,298)	(171)	(30,469)
Stock-based compensation transactions	(285)	7,744	—	(651)	—	—	—	7,093
Distributions to noncontrolling interests	—	—	—	—	—	—	(682)	(682)
Balances at December 31, 2014	6,445	(136,058)	93,436	317,404	71,407	(21,805)	11,632	336,016
Net income (loss)	—	—	—	—	64,100	—	(996)	63,104
Other comprehensive loss	—	—	—	—	—	(39,513)	(1,365)	(40,878)
Purchase of treasury stock	3,283	(38,571)	—	—	—	—	—	(38,571)
Stock-based compensation transactions	(297)	8,609	—	(2,550)	—	—	—	6,059
Sale of noncontrolling interest	—	—	—	—	—	—	(581)	(581)
Distributions to noncontrolling interests	—	—	—	—	—	—	(868)	(868)
Balances at December 31, 2015	9,431	$(166,020)	$93,436	$314,854	$135,507	$(61,318)	$7,822	$324,281

_____________________

(a)

Accumulated translation adjustments were ($62.1) million,  ($22.6) million, and $6.6 million and accumulated postretirement benefit liability adjustments were $0.8 million, $0.9 million, and $1.9 million at December 31, 2015, 2014, and 2013, respectively, all net of tax.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net income	$63,104	$86,231	$72,445
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets and businesses	1,836	(124,026)	(15,604)
Depreciation and amortization	41,061	35,384	47,123
Interest amortization	1,125	3,106	2,905
Restructuring and impairment charges	13,270	11,564	20,581
Loss on extinguishment of debt	—	14,384	—
Devaluation of Venezuela	3,343	1,094	—
Provision for allowance for doubtful accounts	639	2,731	4,074
Retirement benefits	(5,986)	55,755	(97,053)
Deferred income taxes	(66,328)	(21,310)	7,853
Non-cash foreign currency losses (gains)	9,447	13,254	(13,028)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,208	(5,667)	16,224
Inventories	6,562	(12,575)	18,056
Other receivables and other current assets	4,147	(8,570)	(826)
Accounts payable	(14,605)	5,936	(27,963)
Accrued expenses and other current liabilities	(23,547)	(12,515)	(6,939)
Other operating activities	(3,074)	15,697	(9,384)
Net cash provided by operating activities	51,202	60,473	18,464
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(43,087)	(53,768)	(34,220)
Proceeds from sale of businesses, net	—	237,830	16,912
Proceeds from sale of assets	642	6,740	33,261
Business acquisitions, net of cash acquired	(202,155)	(115,598)	—
Other investing activities	—	—	1,215
Net cash (used in) provided by investing activities	(244,600)	75,204	17,168
Cash flows from financing activities
Net repayments under loans payable (1)	(7,261)	(41,101)	(5,884)
Proceeds from revolving credit facility	242,390	457,907	449,268
Principal payments on term loan facility	(3,000)	(750)	—
Principal payments on revolving credit facility	(72,390)	(467,112)	(442,659)
Proceeds from term loan facility	—	300,000	—
Extinguishment of convertible senior notes	—	—	(35,066)
Repayment of 7.875% Senior Notes	—	(260,451)	—
Payment of debt issuance costs	—	(7,071)	—
Proceeds from exercise of stock options	404	684	666
Purchase of treasury stock	(38,571)	—	—
Other financing activities	(1,846)	(249)	(3,040)
Net cash provided by (used for) financing activities	119,726	(18,143)	(36,715)
Effect of exchange rate changes on cash and cash equivalents	(8,448)	(5,362)	(165)
(Decrease) increase in cash and cash equivalents	(82,120)	112,172	(1,248)
Cash and cash equivalents at beginning of period	140,500	28,328	29,576
Cash and cash equivalents at end of period	$58,380	$140,500	$28,328
Cash paid during the period for:
Interest	$16,188	$28,536	$26,775
Income taxes	$21,364	$9,376	$5,815

_____________________

(1)

Includes cash flows related to loans payable to banks, the payment of the assumption of debt relating to acquisitions, our domestic accounts receivable sales program, and international accounts receivable sales programs.

See accompanying notes to consolidated financial statements.

1. Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) produces performance materials for a broad range of manufacturers in diversified industries throughout the world. Our products are classified as performance materials, rather than commodities, because they are formulated to perform specific and important functions both in the manufacturing processes and in the finished products of our customers. We use inorganic and organic chemical processes, polymer science and materials science to develop and produce these performance materials. Performance materials require a high degree of technical service on an individual customer basis. The value of our products stems from the results and performance they achieve in actual use. We manage our businesses through four business units that are differentiated from one another by product type. We have grouped these units by their product type below:

• Tile Coating Systems
• Porcelain Enamel
• Performance Colors and Glass
• Pigments, Powders and Oxides

We produce our products primarily in the Europe-Middle East region, the United States (“U.S.”), the Asia-Pacific region, and Latin America.

We sell our products directly to customers and through the use of agents or distributors throughout the world. Our products are sold principally in the Europe-Middle East region, the U.S., the Asia-Pacific region, and Latin America. Our customers manufacture products to serve a variety of end markets, including building and renovation, electronics, automobiles, appliances, household furnishings, packaging, and industrial products.

The Company owned 51% of an operating affiliate in Venezuela that was a  consolidated subsidiary of Ferro. During the fourth quarter of 2015, we sold the operating affiliate in Venezuela for a cash purchase price of $0.5 million. During 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela published a new exchange rate, the Foreign Exchange Marginal System (“SIMADI”). We concluded in March 2015 that SIMADI was the most relevant exchange mechanism available, and began using SIMADI to translate the local currency financial statements.  As a result of the revaluation, we recognized a $1.9 million foreign currency loss and a $2.6 million loss due to lower of cost or market charges against our inventory, prior to the adjustment for losses allocated to our noncontrolling interest partner, which is recorded within Foreign currency losses, net and Cost of sales, respectively, in our consolidated statement of operations for the year ended December 31, 2015.

In the first quarter of 2014, the Venezuelan government expanded and introduced alternative market mechanisms for monetary exchange between the local currency, the Bolivar, and the United States Dollar. As a result of changes in the political and economic environment in the country, we began to remeasure the monetary assets and liabilities of the entity utilizing the most relevant exchange mechanism available, which we concluded to be SICAD I in the first quarter of 2014.  The impact of the remeasurement in 2014, prior to adjustment for losses allocated to our noncontrolling interest partner, was a loss of $1.6 million, which is recorded within Foreign currency losses, net in our consolidated statement of operations for the year ended December 31, 2014.

During the second quarter of 2014, substantially all of the assets and liabilities of our Specialty Plastics and Polymer Additives reportable segments were classified as held-for-sale in the accompanying consolidated balance sheets. As further discussed in Note 3, the Specialty Plastics sale closed on July 1, 2014, and the North America-based Polymer Additives sale closed on December 19, 2014. Therefore, the Specialty Plastics and North America-based Polymer Additives operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all relevant periods presented.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

2. Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of the parent company and the accounts of its subsidiaries. When we consolidate our financial statements, we eliminate intercompany transactions, accounts and profits. When we exert significant influence over an investee but do not control it, we account for the investment and the investment income using the equity method. These investments are reported in the Other non-current assets section of our balance sheet. We consolidate four legal entities in which we do not own 100% of the equity interests, either directly or indirectly through our subsidiaries. These entities have non-controlling interest ownerships ranging from 5% to 41%.

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

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in Selling, general and administrative expenses. Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were approximately $25.6 million for 2015, $22.7 million for 2014 and $25.9 million for 2013.

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

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified from accumulated other comprehensive income into earnings when the hedged transaction affects earnings.  As of December 31, 2015, we did not have any derivative instruments classified as cash flow hedges. The ineffective portion, if any, in the change in value of these derivatives is immediately recognized in earnings. For derivatives that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. We use derivatives only to manage well-defined risks and do not use derivatives for speculative purposes.

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

	2015	2014	2013
	(Dollars in thousands)
Allowance for doubtful accounts	$7,784	$10,325	$12,093
Bad debt expense	667	2,657	3,961

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

Other Capitalized Costs

We capitalize the costs of computer software developed or obtained for internal use after the preliminary project stage has been completed, and management, with the relevant authority, authorizes and commits to funding a computer software project, and it is probable that the project will be completed and the software will be used to perform the function intended. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with the project, and interest costs incurred when developing computer software for internal use are capitalized within Intangible assets. Capitalization ceases when the project is substantially complete, generally after all substantial testing is completed. We expense training costs and data conversion costs as incurred. We amortize software on a straight-line basis over its estimated useful life, which has historically been in a range of 1 to 10 years.

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

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest: Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires debt issuance costs to be presented in the balance sheets as a reduction of the related debt liability rather than an asset.  The update requires retrospective application.  The Company early-adopted ASU 2015-03 as of the end of its fiscal year 2015, and applied its provisions retrospectively.  The adoption resulted in the reclassification of $5.3 million of unamortized debt issuance costs related to the term loan facility from Other non-current assets to a reduction in Long-term debt, less current portion in our consolidated balance sheets as of December 31, 2014. Adoption of this pronouncement resulted in similar classification of $4.6 million of unamortized debt issuance costs as of December 31, 2015. Other than this reclassification, the adoption of ASU-2015-03 did not have an impact of the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combination: Topic 805: Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined and also record the effect on earnings.  The Company early-adopted ASU 2015-16 as of the end of its fiscal year 2015.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

On January 1, 2015, we adopted FASB ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which is codified in ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant, and Equipment. This pronouncement changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

On January 1, 2015, we adopted FASB ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

On January 1, 2015, we adopted FASB ASU 2014-18, Accounting for Identifiable Intangible Assets in a Business Combination. ASU 2014-18 is an accounting alternative which applies when an entity is required to recognize or otherwise consider the fair value of intangible assets as a result of specific transaction. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Topic 740: Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position.  This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.  ASU 2015-17 may be applied either on a retrospective or prospective basis.  The Company is in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

3. Discontinued Operations

Specialty Plastics

During 2014, we sold substantially all of the assets related to our Specialty Plastics business to A. Schulman, Inc. and its wholly owned subsidiary, A. Schulman Castellon, S.L.U. (collectively "Schulman") for a cash purchase price of $91.0 million. The transaction resulted in net proceeds of $88.3 million after expenses, and a gain of approximately $54.9 million. Assets included in the transaction were Ferro's plastics manufacturing sites in Stryker, Ohio; Evansville and Plymouth, Indiana; Carpentersville, Illinois; and Castellon, Spain.  We have classified the Specialty Plastics operating results and gain on sale, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all relevant periods presented.

Polymer Additives

During 2014, we commenced a process to market for sale all of the assets of our Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, were met.  For purposes of applying the guidance within ASC 360, the assets have been categorized into two disposal groups: (1) our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities and (2) the remainder of the Polymer Additives assets, our North America-based Polymer Additives business.  During 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business for a cash purchase price of $153.5 million.  The transaction resulted in net proceeds of $149.5 million after expenses, and a gain of approximately $72.7 million. We have classified the operating results and gain on sale, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all relevant periods presented.

As the Europe-based Polymer Additives assets have met the criteria to be recorded as held-for-sale, they are required to be recorded at the lesser of carrying value, or fair value less costs to sell.  As discussed in Note 6 - Property, Plant and Equipment, the Europe-based Polymer Additives assets had a carrying value that exceeded fair value, resulting in an impairment charge of $11.8 million and $21.6 million that has been recorded in (Loss) income from discontinued operations, net of income tax, for the years ended December 31, 2015 and December 31, 2014, respectively.    We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Ferro Pfanstiehl Laboratories, Inc.

During 2013, we completed the sale of the stock of our pharmaceuticals business, Ferro Pfanstiehl Laboratories, Inc. (“FPL”), which was previously reported within the Pharmaceuticals reportable segment.  Consideration was comprised of a $16.9 million cash payment, and the transaction also included an earn-out incentive of up to $8.0 million based on achieving certain earnings targets over a two-year period. In March 2013, prior to the sale, an impairment loss of $8.7 million associated with the long lived assets of FPL was recorded under ASC Topic 360, Property, Plant and Equipment. The write-down was determined by estimating the fair value of the assets less cost to sell of $14.8 million using the market approach considering a bona fide purchase offer, a Level 3 measurement within the fair value hierarchy.  We have classified FPL's operating results, net of income tax, as discontinued operations in the accompanying consolidated statements of operations for all relevant periods presented.

The table below summarizes results for Polymer Additives, Specialty Plastics and FPL, for the years ended December 31, 2015, 2014 and 2013, which are reflected in our consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	2015	2014	2013
	(Dollars in thousands)
Net sales	$33,825	$343,348	$451,615
Cost of sales	53,213	295,697	397,534
Gross profit	(19,388)	47,651	54,081
Selling, general and administrative expenses	4,189	17,737	26,710
Restructuring and impairment charges	11,792	21,769	9,486
Interest expense	763	3,846	7,770
Gain on sale of business, net	—	(127,579)	—
Miscellaneous expense, net	647	1,090	993
(Loss) income from discontinued operations before income taxes	(36,779)	130,788	9,122
Income tax expense	—	35,948	582
(Loss) income from discontinued operations, net of income taxes	$(36,779)	$94,840	$8,540

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2015, and December 31, 2014:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Accounts receivable, net	$4,028	$5,959
Inventories	9,733	19,217
Other current assets	2,454	1,911
Current assets held-for-sale	16,215	27,087
Property, plant and equipment, net	22,973	18,174
Other non-current assets	205	563
Non-current assets held-for-sale	23,178	18,737
Total assets held-for-sale	$39,393	$45,824

Accounts payable	$5,736	$8,181
Accrued expenses and other current liabilities	1,420	1,835
Current liabilities held-for-sale	7,156	10,016
Other non-current liabilities	1,493	2,304
Total liabilities held-for-sale	$8,649	$12,320

4. Acquisitions

Al Salomi

On November 17, 2015, the Company acquired 100% of the equity of Egypt-based tile coatings manufacturer Al Salomi for Frits and Glazes (“Al Salomi”) for EGP 307 million (approximately $38.2 million), including the assumption of debt.  The acquired business contributed net sales of $2.3 million and net loss attributable to Ferro Corporation of $0.5 million for the period from November 17, 2015 to December 31, 2015.  The Company incurred acquisition related costs of $0.6 million for the year ended December 31, 2015, which is recorded within Selling, general and administrative expenses, in our consolidated statements of operations.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of December 31, 2015, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company recorded $15.0 million of amortizable intangible assets, $14.3 million of goodwill, $10.7 million of personal and real property, $4.8 million of a deferred tax liability related to the amortizable intangible assets, and $3.0 million of net working capital on the consolidated balance sheet.

Nubiola

On July 7, 2015, the Company acquired the entire share capital of Corporación Química Vhem, S.L., Dibon USA, LLC and Ivory Corporation, S.A. (together with their direct and indirect subsidiaries, “Nubiola”) on a cash-free and debt-free basis for €167 million (approximately $184.2 million).  The acquisition was funded with excess cash and borrowings under the Company’s existing revolving credit facility.  See Note 8 for additional detail on the revolving credit facility.  Nubiola is a worldwide producer of specialty inorganic pigments and the world’s largest producer of Ultramarine Blue. Nubiola also produces specialty Iron Oxides, Chrome Oxide Greens and Corrosion Inhibitors. Nubiola has production facilities in Spain, Colombia, Romania, and India and a joint venture in China.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of December 31, 2015, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

The following table summarizes the preliminary purchase price allocations:

July 7, 2015
(Dollars in thousands)
Net working capital (1)	$46,642
Cash and equivalents	19,966
Personal property	39,444
Real property	28,510
Intangible assets	33,152
Other assets and liabilities	(22,660)
Goodwill	39,151
Net assets acquired	$184,205

(1) Net working capital is defined as current assets, less cash, less current liabilities, and includes an estimate of potential transactional adjustments.

The acquired business contributed net sales of $56.9 million and net income attributable to Ferro Corporation of $0.3 million for the period from July 7, 2015, to December 31, 2015.  The Company incurred acquisition related costs of $5.4 million for the year ended December 31, 2015, which is recorded within Selling, general and administrative expenses, in our consolidated statements of operations.

The estimated fair value of the receivables acquired is $24.5 million, with a gross contractual amount of $25.2 million.  The Company preliminarily recorded acquired intangible assets subject to amortization of $27.0 million, which is comprised of $10.3 million of customer relationships and $16.7 million of technology/know-how, which will be amortized over 20 years and 15 years, respectively.  The Company preliminarily recorded acquired indefinite-lived intangible assets of $6.2 million related to trade names and trademarks.  Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and is a result of anticipated synergies.  Goodwill is not expected to be deductible for tax purposes.

The following unaudited pro froma information represents the consolidated results of the Company as if the Nubiola acquisition occurred as of January 1, 2014:

	2015	2014
	(unaudited)
	(In thousands, except per share amounts)

Net sales	$1,141,200	$1,251,266
Net income attributable to Ferro Corporation common shareholders	$69,384	$99,729
Net earnings per share attributable to Ferro Corporation common shareholders - Basic	$0.80	$1.15
Net earnings per share attributable to Ferro Corporation common shareholders - Diluted	$0.78	$1.15

The unaudited pro forma information has been adjusted with the respect to certain aspects of the acquisition to reflect the following:

•	Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Nubiola assets acquired, including intangible assets and fixed assets.
•	Elimination of revenue and costs of goods sold for sales from Nubiola to the Company, which would be eliminated as intercompany transactions for Nubiola and the Company on a consolidated basis.
•	Increased interest expense due to additional borrowings to fund the acquisition.
•	Acquisition-related costs, which were included in the Company’s results.
•	Adjustments for the income tax effect of the pro forma adjustments related to the acquisition.

Thermark

In February 2015, the Company acquired TherMark Holdings, Inc., a leader in laser marking technology, for a cash purchase price of $5.5 million.  The Company recorded $4.6 million of amortizable intangible assets, $2.5 million of goodwill, $1.7 million of a deferred tax liability related to the amortizable intangible assets, and $0.1 million of net working capital on our consolidated balance sheet.

Vetriceramici

In 2014, Ferro Coatings Italy S.R.L., a 100% owned subsidiary of Ferro, acquired 100% of the outstanding common shares and voting interest of Vetriceramici S.p.A. (“Vetriceramici”) for a purchase price of €87.2 million in cash, or $108.9 million, based on the exchange rate on the closing date of December 1, 2014. Vetriceramici is an Italian manufacturing, marketing and distribution group that offers a range of products to its customers for the production of ceramic tiles, with some diversification in the glass sector.  Vetriceramici has manufacturing facilities in Italy and Mexico, a mixing plant in Poland and research and development and sales offices in Italy and Turkey.  We expect to achieve synergies and cost reductions by eliminating redundant processes and facilities.

The acquired business contributed net sales of $60.1 million and $4.1 million and net income attributable to Ferro of $11.0 million and net loss attributable to Ferro $0.6 million for the year ended December 31, 2015 and from the date of the acquisition through December 31, 2014, respectively.  The Company incurred acquisition costs during the year ended December 31, 2015 and December 31, 2014, of  $1.4 million and $1.7 million, respectively, which are included in Selling, general and administrative expenses in our consolidated statements of operations.

The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management.

The following table summarizes the preliminary purchase price allocations:

December 1, 2014
(Dollars in thousands)
Net working capital (1)	$27,055
Real property	8,291
Personal property	12,204
Other assets and liabilities	(13,169)
Intangible assets	42,060
Goodwill	32,431
Net assets acquired	$108,872

 (1) Net working capital is defined as current assets less current liabilities, and includes an estimate of potential transactional adjustments.

The fair value of the receivables acquired is $26.0 million, with a gross contractual amount of $27.0 million. The Company recorded acquired intangible assets subject to amortization of $37.9 million, which is comprised of $27.8 million of customer relationships and $10.1 million of technology/know-how, which are amortized over 20 and 10 years, respectively.  The Company recorded acquired indefinite-lived intangible assets of $4.2 million related to trade names and trademarks. Goodwill is calculated as the excess of the purchase price over the fair values of the assets acquired and the liabilities assumed in the acquisition and is a result of anticipated synergies.  Goodwill has been allocated to the Performance Coatings and Performance Colors and Glass segments of $31.4 million and $1.0 million, respectively.  The amount of goodwill that is expected to be deductible for tax purposes is $12.4 million.

Other

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million, which is recorded in Intangible assets, net on the consolidated balance sheets.

5. Inventories

   Inventory at December 31 consisted of the following:

	2015	2014
	(Dollars in thousands)
Raw materials	$56,291	$46,605
Work in process	33,099	32,356
Finished goods	95,464	79,407
Total inventories	$184,854	$158,368

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.8 million for 2015,  $0.8 million for 2014, and $3.0 million for 2013. We had on hand precious metals owned by participants in our precious metals consignment program of $20.5 million at December 31, 2015, and $26.6 million at December 31, 2014, measured at fair value based on market prices for identical assets.

6. Property, Plant and Equipment

   Property, Plant and Equipment at December 31 consisted of the following:

	2015	2014

	(Dollars in thousands)

Land	$31,009	$10,086
Buildings	167,653	163,581
Machinery and equipment	468,485	472,285
Construction in progress	14,544	9,112
Total property, plant and equipment	681,691	655,064
Total accumulated depreciation	(421,262)	(442,422)
Property, plant and equipment, net	$260,429	$212,642

Depreciation expense was $36.2 million for 2015,  $31.3 million for 2014, and $32.4 million for 2013. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, were $6.6 million for 2015,  $7.9 million for 2014, and $8.8 million for 2013.

As discussed in Note 3 - Discontinued Operations, during 2014, our Europe-based Polymer Additives assets were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment.   As such, these assets were tested for impairment comparing the fair value of the assets less costs to sell, to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell was less than the carrying value.  As a result of the analysis, the assets had a carrying value that exceeded fair value, resulting in impairment charges totaling $11.8 million and $21.6 million that are included in (Loss) income from discontinued operations, net of income taxes, in our consolidated statements of operations for the years ended December 31, 2015 and December 31, 2014, respectively.

During 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil, which resulted in gains of $1.2 million and $0.4 million, respectively.  The gains on sale were offset by losses associated with the loss on sale of our corporate related real estate and the write-off of tenant improvements of $3.5 million and $1.3 million, respectively.  The net loss of $3.3 million related to these transactions is recorded in Miscellaneous expense (income), net in our consolidated statements of operations for the year ended December 31, 2014.

During the fourth quarter of 2013, we tested certain property, plant and equipment held for use for impairment under ASC Topic 360, Property, Plant and Equipment.  Triggered by a change in expected use of a Performance Coatings operating facility in Suzhou, China in the fourth quarter of 2013, we performed the two step impairment analysis as prescribed by ASC Topic 360.  As that analysis indicated that the carrying value of those assets was no longer recoverable, we estimated the fair value of the assets within the asset group using adjusted market prices for similar assets, a Level 3 measurement in the fair value hierarchy.  As a result of the analysis, assets held for use with a carrying value of $20.5 million were written down to $13.0 million.  The impairment charge of $7.5 million is included in Restructuring and impairment charges in our statement of consolidated operations for the year ended December 31, 2013.

During the first quarter of 2013, we sold assets related to our solar pastes product line. The consideration received for the assets sold was $10.9 million, and resulted in a gain on the transaction of $9.0 million which is included within Miscellaneous expense (income), net in our consolidated statement of operations for the year ended December 31, 2013.

In the first quarter of 2013, prior to the sale of Ferro Pfanstiehl Laboratories, Inc, we recorded an impairment loss of $8.7 million, which is recorded in (Loss) income from discontinued operations, net of income taxes in our consolidated statement of operations for the year ended December 31, 2013.  Refer to Note 3 for additional details regarding the sale.

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
December 31, 2015	$—	$—	$33,711	$33,711	$(11,792)
December 31, 2014	$—	$—	$37,400	$37,400	$(21,566)
December 31, 2013	$—	$—	$13,000	$13,000	$(7,484)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7. Goodwill and Other Intangible Assets

   Details and activity in the Company’s goodwill by segment are as follows:

			Pigments,		Performance
	Performance		Powders and		Colors and
	Coatings		Oxides		Glass		Total
	(Dollars in thousands)
Balances at December 31, 2013
Gross goodwill	$45,855		9,508		53,379		$108,742
Accumulated impairment losses	(45,269)		—		—		(45,269)
	586		9,508		53,379		63,473
Acquisitions	31,423	(1)	—		1,008	(1)	32,431
Other adjustments	—		(19)		(90)		(109)
Foreign currency adjustments	(418)		187		(1,831)		(2,062)
Balances at December 31, 2014
Gross goodwill	76,860		9,676		52,466		139,002
Accumulated impairment losses	(45,269)		—		—		(45,269)
	31,591		9,676		52,466		93,733
Acquisitions	14,305	(4)	39,151	(2)	2,477	(3)	55,933
Other adjustments	(462)		—		—		(462)
Foreign currency adjustments	(1,950)		(33)		(1,552)		(3,535)
Balances at December 31, 2015
Gross goodwill	88,753		48,794		53,391		190,938
Accumulated impairment losses	(45,269)		—		—		(45,269)
	$43,484		$48,794		$53,391		$145,669

(1) During 2014, the Company recorded goodwill related to the Vetriceramici acquisition.  Refer to Note 4 for additional details.

(2) During 2015, the Company recorded goodwill related to the Nubiola acquisition.  Refer to Note 4 for additional details.

(3) During 2015, the Company recorded goodwill related to the TherMark acquisition.  Refer to Note 4 for additional details.

(4) During 2015, the Company recorded goodwill related to the Al Salomi acquisition.  Refer to Note 4 for additional details.

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill follow:

Significant Assumptions	2015	2014
Weighted-average cost of capital	11.5% - 12.75%	12.0% - 12.5%
Residual growth rate	3.0%	3.0%

During the fourth quarter of 2015 and 2014, we performed our annual goodwill impairment testing. The test entailed comparing the fair value of our reporting units to their carrying value as of the measurement date of October 31, 2015 and October 31, 2014, respectively.  We performed step 1 of the annual impairment test as defined in ASC Topic 350, Intangibles - Goodwill and Other.  The

result of the test was that there were no indicators of impairment.  The Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test as of December 31, 2015.   The Company preliminary recorded goodwill of $14.3 million related to the acquisition of Al Salomi during the fourth quarter of 2015.  There were no indicators of impairment between the acquisition date and December 31, 2015.

Amortizable intangible assets at December 31 consisted of the following:

	Estimated
	Economic Life	2015	2014
		(Dollars in thousands)
Gross amortizable intangible assets:
Patents	10 - 16 years	$5,229	$5,404
Land rights	20 - 40 years	4,947	5,091
Technology/know-how and other	1- 30 years	66,558	25,787
Customer relationships	12 - 20 years	46,320	32,591
Total gross amortizable intangible assets		123,054	68,873
Accumulated amortization:
Patents		(4,880)	(4,866)
Land rights		(2,671)	(2,614)
Technology/know-how and other		(16,473)	(7,766)
Customer relationships		(2,234)	(382)
Total accumulated amortization		(26,258)	(15,628)
Amortizable intangible assets, net		$96,796	$53,245

Indefinite-lived intangible assets at December 31 consisted of the following:

	2015	2014
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$9,837	$4,064

In 2013, we determined it was more likely than not that the intangible asset associated with our grinding fluids operations would be disposed of significantly before the end of its previously determined useful life. At December 31, 2013, the net book value of the intangible asset was approximately $2.1 million and it had a remaining useful life of approximately 11 years. We performed the analysis required under ASC Topic 350, Intangibles - Goodwill and Other, and concluded under step 1 that the carrying value of the intangible asset was not recoverable. Further analysis under step 2 resulted in an impairment of $2.1 million. The fair value of the asset was determined utilizing the market approach based on bona fide third-party offers for the asset, a level 3 measurement in the fair value hierarchy. In 2014, the asset was sold.

		Fair Value Measurements Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	(Losses)
	(Dollars in thousands)
Amortizable intangible asset:
2013	$—	$—	$—	$—	$(2,102)

We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $4.9 million for 2015,  $2.3 million for 2014, and $2.5 million for 2013. Aggregate amortization expense for amortizable intangible assets is expected to be approximately $8.9 million for 2016, $8.5 million for 2017, $8.1 million for 2018, $7.5 million for 2019, and $6.9 million for 2020.

8. Debt and Other Financing

Loans payable and current portion of long-term debt at December 31 consisted of the following:

	2015	2014
	(Dollars in thousands)
Loans payable	$2,749	$4,284
Current portion of long-term debt	4,697	4,098
Loans payable and current portion of long-term debt	$7,446	$8,382

Long-term debt at December 31 consisted of the following:

	2015	2014
	(Dollars in thousands)

Revolving credit facility	$170,000	$—
Term loan facility, net of unamortized issuance costs	291,717	293,906
Capital lease obligations	4,478	4,973
Other notes	4,610	3,504
Total long-term debt	470,805	302,383
Current portion of long-term debt	(4,697)	(4,098)
Long-term debt, less current portion	$466,108	$298,285

The annual maturities of long-term debt for each of the five years after December 31, 2015, are as follows (in thousands):

2016	$4,998
2017	4,946
2018	4,744
2019	173,992
2020	3,717
Thereafter	284,421
Total maturities of long-term debt	476,818
Unamortized issuance costs on Term loan facility	(4,532)
Imputed interest and executory costs on capitalized lease obligations	(1,481)
Total long-term debt	$470,805

Credit Facility

On July 31, 2014, the Company entered into a new credit facility (the “Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The Credit Facility consists of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. The Credit Facility replaces the prior $250 million revolving credit facility (described below) and provided funding to repurchase the 7.875% Senior Notes (described below). Subject to certain conditions, the Company can request up to $200 million of additional commitments under the Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of most of the Company’s U.S. subsidiaries and 65% of most of the stock of the Company’s first tier foreign subsidiaries.

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

At December 31, 2015, the Company had borrowed $296.3 million under the term loan facility at an annual rate of 4.0%.  There were no additional borrowings available under the term loan facility.

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

At December 31, 2015, the Company had borrowed $170.0 million under the revolving credit facilities at a weighted average interest rate of 3.1%.  The borrowings on the revolving credit line were used to fund the acquisitions, the share repurchase program, and for other general business use. After reductions for outstanding letters of credit secured by these facilities, we had $25.6 million of additional borrowings available at December 31, 2015.

The Credit Facility contains customary restrictive covenants including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments.  The Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company.

Specific to the revolving credit facility, the Company is subject to financial covenants regarding the Company’s outstanding net indebtedness and interest coverage ratios.

If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  At December 31, 2015, we were in compliance with the covenants of the Credit Facility.

7.875% Senior Notes and 2013 Revolving Credit Facility

In conjunction with the redemption of the 7.875% Senior Notes and the termination of the 2013 Revolving Credit Facility in the third quarter of 2014, the Company recorded a charge of $14.4 million, which is comprised of a repurchase premium of $10.5 million and the write-off of unamortized issuance costs of $3.9 million. This charge is included within Loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2014.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $8.0 million at December 31, 2015, and $10.8 million at December 31, 2014. The unused portions of these lines provided additional liquidity of $7.3 million at December 31, 2015, and $9.3 million at December 31, 2014.

9. Financial Instruments

The following table presents financial instrument assets (liabilities) at the carrying amount, fair value and classification within the fair value hierarchy:

	December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$58,380	$58,380	$58,380	$—	$—
Loans payable	(2,749)	(2,749)	—	(2,749)	—
Revolving credit facility	(170,000)	(169,019)	—	(169,019)	—
Term loan facility(1)	(291,717)	(297,552)	—	(297,552)	—
Other long-term notes payable	(4,610)	(3,956)	—	(3,956)	—
Foreign currency forward contracts, net	(1,207)	(1,207)	—	(1,207)	—

	December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$140,500	$140,500	$140,500	$—	$—
Loans payable	(4,284)	(4,284)	—	(4,284)	—
Term loan facility(1)	(293,906)	(310,453)	—	(310,453)	—
Other long-term notes payable	(3,504)	(2,861)	—	(2,861)	—
Foreign currency forward contracts, net	713	713	—	713	—

(1) The carrying value of the term loan facility is net of unamortized debt issuance costs. Refer to Note 2 for additional details on the adoption of ASU 2015-03 as of December 31, 2015.

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

Derivative Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade, primarily intercompany transactions, and reported as Foreign currency losses, net in the consolidated statements of operations. Net foreign currency loss was approximately $4.5 million in 2015,  $1.2 million in 2014, and $4.2 million in 2013, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions.  In 2015, the net foreign currency loss includes a loss on a foreign currency contract related to the Euro dominated purchase of the Nubiola acquisition of $2.7 million. We incurred net gains of $8.3 million in 2015, net gains of $10.5 million in 2014 and net losses of $8.1 million in 2013, arising from the change in fair value of our financial instruments, which are netted against the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $338.4 million at December 31, 2015, and $145.9 million at December 31, 2014.

The following table presents the effect on our consolidated statements of operations for the years ended December 31, 2015,  2014 and 2013, respectively, of foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings

	2015	2014	2013	Location of Gain (Loss) in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$8,304	$10,526	$(8,060)	Foreign currency losses, net

The following table presents the fair value on our consolidated balance sheets at December 31 of foreign currency forward contracts:

	2015	2014	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$913	$1,599	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(2,120)	$(886)	Accrued expenses and other current liabilities

10. Income Taxes

Income tax (benefit) expense is based on our earnings (losses) from continuing operations before income taxes as presented in the following table:

	2015	2014	2013
	(Dollars in thousands)
U.S.	$10,520	$(69,868)	$77,013
Foreign	44,263	27,032	1,177
Total	$54,783	$(42,836)	$78,190

Our income tax (benefit) expense from continuing operations consists of the following components:

	2015	2014	2013
	(Dollars in thousands)
Current:
U.S. federal	$146	$(25,712)	$(10,370)
Foreign	21,041	12,181	18,761
State and local	41	(1,272)	165
Total current	21,228	(14,803)	8,556
Deferred:
U.S. federal	(56,521)	1,168	12,145
Foreign	(3,764)	(20,684)	(6,416)
State and local	(6,043)	92	—
Total deferred	(66,328)	(19,424)	5,729
Total income tax (benefit) expense	$(45,100)	$(34,227)	$14,285

In addition, income tax (benefit) expense that we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

	2015	2014	2013
	(Dollars in thousands)
Postretirement benefit liability adjustments	$32	$(45)	$(244)
Stock options exercised	—	(835)	—
Total income tax expense (benefit) allocated to Ferro Corporation shareholders' equity	$32	$(880)	$(244)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Expired tax attributes	16.2	(9.9)	8.7
Uncertain tax positions	4.3	(4.3)	0.4
Tax rate changes	3.4	(4.6)	(0.7)
Non-deductible expenses	3.0	—	—
Foreign currency	2.3	(0.1)	0.1
U.S. tax costs of foreign dividends	1.7	4.7	1.7
Miscellaneous	1.6	(6.7)	1.5
State taxes	0.6	5.4	(0.5)
Net adjustment of prior-year accrual, including tax audit settlements	0.2	(8.1)	2.0
Goodwill dispositions and impairments	(0.2)	0.8	(0.3)
Foreign substitute tax payment	(3.9)	—	—
Other tax credits	(5.1)	7.8	—
Foreign tax rate difference	(6.9)	16.2	0.4
Adjustment of valuation allowances	(134.5)	40.6	(27.0)
Domestic production activities deduction	—	3.1	—
Book to tax difference on sale of assets	—	—	(3.0)
Effective tax rate	(82.3)%	79.9%	18.3%

We have refundable income taxes of $5.6 million at December 31, 2015, and $4.0 million at December 31, 2014, classified as Other receivables on our consolidated balance sheets. We also have income taxes payable of $8.6 million at December 31, 2015, and $11.1 million at December 31, 2014, classified as Accrued expenses and other current liabilities on our consolidated balance sheets.

The components of deferred tax assets and liabilities at December 31 were:

	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Pension and other benefit programs	$46,348	$51,510
Foreign operating loss carryforwards	35,925	54,323
Foreign tax credit carryforwards	23,620	24,646
Accrued liabilities	19,036	18,277
Other credit carryforwards	13,379	13,882
State operating loss carryforwards	4,540	4,860
Other	3,955	5,954
Inventories	2,454	2,609
Domestic operating loss carryforwards	1,837	—
Capitalized interest	1,749	3,402
Allowance for doubtful accounts	1,701	2,500
Capitalized research costs	552	1,747
Total deferred tax assets	155,096	183,710
Deferred tax liabilities:
Property, plant and equipment and intangibles -- depreciation and amortization	26,051	4,176
Other	2,475	327
Unremitted earnings of foreign subsidiaries	616	894
Total deferred tax liabilities	29,142	5,397
Net deferred tax assets before valuation allowance	125,954	178,313
Valuation allowance	(55,043)	(147,887)
Net deferred tax assets	$70,911	$30,426

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

At December 31, 2015, we had $5.0 million of tax benefits from federal and state operating loss carryforwards and $39.4 million from foreign operating loss carryforwards, some of which can be carried forward indefinitely and others that expire in one to twenty years. At December 31, 2015, we had $47.5 million of tax benefits from tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss	Tax Credit
	Carryforwards	Carryforwards
Expiring in:	(Dollars in thousands)
2016	$2,853	$6,368
2017-2021	11,556	15,235
2022-2026	2,600	17,430
2027-2031	1,036	5,282
2032-2036	4,407	761
2037-Indefinitely	21,993	2,462
Total	$44,445	$47,538

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was the cumulative loss incurred over the three year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.

Based on this assessment, the Company has recorded a valuation allowance of $55.0 million in order to measure only the portion of the deferred tax assets that more likely than not will be realized. The most significant items that decreased the valuation allowance from 2014 to 2015 primarily related to the removal of a partial valuation allowance in a select jurisdiction.

We classified net deferred income tax assets as of December 31 as detailed in the following table:

	2015	2014
	(Dollars in thousands)
Current assets	$12,088	$7,532
Non-current assets	87,385	40,275
Current liabilities	(1,074)	(1,298)
Non-current liabilities	(27,488)	(16,083)
Net deferred tax assets	$70,911	$30,426

Activity and balances of unrecognized tax benefits are summarized below:

	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$36,879	$38,739	$28,686
Additions based on tax positions related to the current year	2,664	3,411	3,701
Additions for tax positions of prior years	4,136	1,908	8,524
Reductions for tax positions of prior years	(1,135)	(2,551)	(153)
Reductions as a results of expiring statutes of limitations	(6,259)	(700)	(449)
Foreign currency translation of non-U.S. dollar denominated reserves	(1,744)	(1,953)	292
Settlements with taxing authorities	—	(1,975)	(1,862)
Balance at end of year	$34,541	$36,879	$38,739

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $11.0 million at December 31, 2015, and $13.4 million at December 31, 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.6 million of expense in 2015,  $0.9 million of benefit in 2014, and $1.3 million of expense in 2013 for interest, net of tax, and penalties. The Company accrued $3.1 million at December 31, 2015, and $1.1 million at December 31, 2014, for payment of interest, net of tax, and penalties.

We anticipate that $2.5 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods and the anticipation of the closure of tax examinations.

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

At December 31, 2015, we provided $0.6 million for deferred income taxes on $7.0 million of undistributed earnings of foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $45.7 million, since we intend to indefinitely reinvest the earnings and it is not practicable to estimate the additional taxes that might be payable on the eventual remittance of such earnings.

11. Contingent Liabilities

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $8.1 million at December 31, 2015, and $7.3 million at December 31, 2014. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

We have recorded environmental liabilities of $7.4 million at December 31, 2015, and $10.1 million at December 31, 2014, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at December 31, 2015, and December 31, 2014, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in the fourth quarter of 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a liability of $7.8 million at December 31, 2015, and $6.9 million at December 31, 2014. The liability that has been recorded represents our estimate of the amount that is probable and estimable.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12. Retirement Benefits

Defined Benefit Pension Plans

	U.S. Pension Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
	(Dollars in thousands)
Service cost	$17	$16	$19	$1,478	$1,767	$2,095
Interest cost	18,718	19,746	18,123	3,560	5,105	4,927
Expected return on plan assets	(29,168)	(28,139)	(24,730)	(2,623)	(3,151)	(2,994)
Amortization of prior service cost	12	12	13	259	61	29
Mark-to-market actuarial net losses (gains)	18,807	71,583	(63,405)	5,085	17,494	(2,506)
Curtailment and settlement effects (gains) losses	(12,640)	—	—	35	(123)	(632)
Special termination benefits	—	—	—	35	40	96
Net periodic benefit (credit) cost	$(4,254)	$63,218	$(69,980)	$7,829	$21,193	$1,015
Weighted-average assumptions:
Discount rate	4.25%	5.25%	4.30%	2.72%	4.12%	4.00%
Rate of compensation increase	N/A	N/A	N/A	3.28%	2.88%	2.89%
Expected return on plan assets	8.20%	8.20%	8.20%	3.50%	4.44%	4.45%

In 2015, the mark-to-market actuarial net loss on the U.S. pension plans of $18.8 million primarily consisted of $20.8 million of loss from expected returns on plan assets exceeding actual returns, partially offset by an increase in the discount rate compared with the prior year.  The mark-to-market actuarial net loss of $5.1 million for non-U.S. plans primarily consisted of $11.0 million of loss from expected returns on plan assets exceeding actual returns, partially offset by an increase in the discount rate.    In 2015, the Company initiated and executed on a buyout of terminated vested participants in our U.S. defined benefit pension plan.  In October 2015, the buyout was funded and reduced plan assets and liability by $71 million and resulted in a settlement gain of $12.6 million.

In 2014, the mark-to-market actuarial net loss on the U.S. pension plans of $71.6 million consisted of $69.8 million of losses due to a decrease in the discount rate compared with the prior year and a change in the underlying mortality assumption, in addition to $1.8 million of loss from expected returns on plan assets exceeding actual returns. In 2014, the discount rate used to value the liability declined by 100 basis points compared with the prior year, thereby increasing the value of the liability by $50.3 million.  Additionally, during the fourth quarter of 2014, the Company adopted the use of new mortality tables within its valuation assumptions, which increased the liability.  The new mortality tables reflect underlying increases in life expectancy of the participants, thus driving longer benefit payment periods.  The impact of the change in mortality assumption on the U.S. pension liability was an increase of $17.8 million.  The mark-to-market actuarial net loss of $17.5 million for non-U.S. plans primarily consisted of $30.8 million of losses due to decreases in the respective plans’ discount rates and the change in mortality assumptions compared with 2014, partially offset by $13.2 million of gains from actual returns on plan assets exceeding expectations.

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

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$454,030	$386,718	$146,706	$129,726
Service cost	17	16	1,478	1,767
Interest cost	18,718	19,746	3,560	5,105
Curtailments	—	—	—	(122)
Amendments	—	—	189	4
Settlements	(71,290)	—	(579)	(771)
Special termination benefits	—	—	35	40
Plan participants' contributions	—	—	20	41
Benefits paid	(23,144)	(22,223)	(3,179)	(3,956)
Actuarial (gain) loss	(31,380)	69,773	(11,142)	30,810
Exchange rate effect	—	—	(13,324)	(15,938)
Benefit obligation at end of year	$346,951	$454,030	$123,764	$146,706
Accumulated benefit obligation at end of year	$346,951	$454,030	$118,680	$139,819
Change in plan assets:
Fair value of plan assets at beginning of year	$381,147	$354,670	$82,345	$73,610
Actual return on plan assets	(8,379)	26,329	(13,638)	16,353
Employer contributions	401	22,371	4,979	4,622
Plan participants' contributions	—	—	20	41
Benefits paid	(23,144)	(22,223)	(3,179)	(3,956)
Effect of settlements	(71,290)	—	(579)	(771)
Exchange rate effect	—	—	(6,299)	(7,554)
Fair value of plan assets at end of year	$278,735	$381,147	$63,649	$82,345
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$841	$8,015
Accrued expenses and other current liabilities	(729)	(570)	(1,834)	(1,964)
Postretirement and pension liabilities	(67,487)	(72,312)	(59,122)	(70,412)
Funded status	$(68,216)	$(72,882)	$(60,115)	$(64,361)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
	(Dollars in thousands)
Weighted-average assumptions as of December 31:
Discount rate	4.70%	4.25%	3.12%	2.72%
Rate of compensation increase	N/A	N/A	3.16%	3.28%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$346,951	$454,030	$66,291	$77,646
Plan assets	278,735	381,147	5,336	5,271
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$346,951	$454,030	$65,777	$77,419
Accumulated benefit obligations	346,951	454,030	60,888	71,544
Plan assets	278,735	381,147	4,881	5,073

Activity and balances in Accumulated other comprehensive loss related to defined benefit pension plans are summarized below:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
	(Dollars in thousands)
Prior service (cost):
Balance at beginning of year	$(30)	$(42)	$(636)	$(660)
Amounts recognized as net periodic benefit costs	12	12	259	61
Exchange rate effects	—	—	(48)	(37)
Balance at end of year	$(18)	$(30)	$(425)	$(636)
Estimated amounts to be amortized in 2016	$(11)		$(49)

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

The fair values of our pension plan assets at December 31, 2015, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$44	$—	$—	$44
Guaranteed deposits	—	1,956	—	1,956
Mutual funds	88,672	—	—	88,672
Commingled funds	—	879	366	1,245
Equities:
U.S. common stocks	3,148	—	—	3,148
Mutual funds	162,332	—	—	162,332
Commingled funds	—	1,264	—	1,264
Real estate	—	—	20,074	20,074
Total	$254,196	$4,099	$20,440	$278,735
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$299	$—	$—	$299
Guaranteed deposits	142	2,148	54,006	56,296
Mutual funds	171	—	—	171
Other	4,188	2,267	—	6,455
Equities:
Mutual funds	319	—	—	319
Real estate	—	—	59	59
Other assets	50	—	—	50
Total	$5,169	$4,415	$54,065	$63,649

The fair values of our pension plan assets at December 31, 2014, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$23	$—	$—	$23
Guaranteed deposits	—	2,112	—	2,112
U.S. government agencies	18,450	—	—	18,450
Mutual funds	98,943	—	—	98,943
Commingled funds	—	1,381	489	1,870
Equities:
U.S. common stocks	3,669	—	—	3,669
Mutual funds	236,893	—	—	236,893
Commingled funds	—	1,643	—	1,643
Real estate	—	—	17,544	17,544
Total	$357,978	$5,136	$18,033	$381,147
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$690	$—	$—	$690
Guaranteed deposits	113	2,057	28,929	31,099
Mutual funds	337	—	—	337
Commingled funds	—	25,330	—	25,330
Other	4,584	2,955	—	7,539
Equities:
Mutual funds	357	—	—	357
Commingled funds	—	16,826	—	16,826
Real estate	—	—	104	104
Other assets	61	—	2	63
Total	$6,142	$47,168	$29,035	$82,345

The Company’s U.S. pension plans held 0.3 million shares of the Company’s common stock with a market value of $3.1 million at December 31, 2015, and 0.3 million shares with a market value of $3.7 million at December 31, 2014.

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

A rollforward of Level 3 assets is presented below. Unrealized gains included in earnings were $0 million in 2015 and $7.8 million in 2014.

	Guaranteed		Commingled
	deposits	Real estate	funds	Other assets	Total
	(Dollars in thousands)
Balance at December 31, 2013	$22,985	$16,163	$468	$200	$39,816
Sales	—	(391)	—	(208)	(599)
Gains included in earnings	5,944	1,889	21	3	7,857
Exchange rate effect	—	(13)	—	7	(6)
Balance at December 31, 2014	$28,929	$17,648	$489	$2	$47,068
Purchases	31,157	—	—	—	31,157
Sales	(282)	—	—	—	(282)
(Losses) gains included in earnings	(2,342)	2,485	(123)	(2)	18
Exchange rate effect	(3,456)	—	—	—	(3,456)
Balance at December 31, 2015	$54,006	$20,133	$366	$—	$74,505

We expect to contribute approximately $0.7 million to our U.S. pension plans and $1.9 million to our non-U.S. pension plans in 2016.

We estimate that future pension benefit payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)
2016	$23,363	$4,967
2017	23,463	5,067
2018	23,535	4,856
2019	23,636	5,757
2020	23,753	5,447
2021-2025	118,839	29,577

Postretirement Health Care and Life Insurance Benefit Plans

	2015	2014	2013
	(Dollars in thousands)
Net periodic benefit cost:
Interest expense	$970	$1,205	$1,139
Amortization of prior service credit	—	(105)	(115)
Mark-to-market actuarial net (gain) loss	(3,051)	499	(3,904)
Curtailment (gain) recognized	—	(930)	—
Total net periodic benefit cost	$(2,081)	$669	$(2,880)
Weighted-average assumptions:
Discount rate	3.95%	4.90%	3.85%
Current trend rate for health care costs	7.10%	7.30%	7.50%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	2028	2028	2028

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest costs components	$65	$(57)
Effect on postretirement benefit obligation	1,323	(1,158)

	2015	2014
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,717	$25,811
Interest cost	970	1,205
Curtailments	—	(20)
Benefits paid	(1,606)	(1,778)
Actuarial (loss) gain	(3,051)	499
Benefit obligation at end of year	$22,030	$25,717
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,606	1,778
Benefits paid	(1,606)	(1,778)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(2,345)	$(2,610)
Postretirement and pension liabilities	(19,685)	(23,107)
Funded status	$(22,030)	$(25,717)
Weighted-average assumptions as of December 31:
Discount rate	4.50%	3.95%
Current trend rate for health care costs	6.60%	7.10%
Ultimate trend rate for health care costs	4.50%	4.50%
Year that ultimate rend rate is reached	2036	2028

Activity and balances in Accumulated other comprehensive loss related to our postretirement health care and life insurance benefit plans are summarized below:

	2015	2014
	(Dollars in thousands)
Prior service credit:
Balance at beginning of year	$—	$1,015
Amounts recognized as net periodic benefit costs	—	(1,015)
Balance at end of year	$—	$—
Estimated amounts to be amortized in 2016	$—

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before Medicare	After Medicare
	Subsidy	Subsidy
	(Dollars in thousands)
2016	$2,346	$2,088
2017	2,277	2,028
2018	2,200	1,960
2019	2,122	1,893
2020	2,031	1,813
2021-2025	8,702	7,787

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest gradually over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. The expense applicable to these plans was $3.4 million, $4.9 million, and $5.8 million in 2015,  2014, and 2013, respectively.

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

Stock options, performance share units, deferred stock units, and restricted share units were the only grant types outstanding at December 31, 2015. Stock options, performance share units, and restricted share units are discussed below. Activities in other grant types were not significant.

Stock Options

General Information

Stock options outstanding at December 31, 2015, have a term of 10 years, vest evenly over three or four years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death or retirement, the stock options become 100% vested and exercisable.

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

The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options granted in the respective years:

	2015	2014	2013
Weighted-average grant-date fair value	$8.45	$9.54	$4.01
Expected life, in years	6.0	6.0	6.0
Risk-free interest rate	1.9% - 2.1%	2.0% - 2.2%	1.1% - 1.4%
Expected volatility	55.0% - 80.1%	82.7% - 86.3%	85.6% - 86.4%
Expected dividend yield	—%	—%	—%

Stock Option Activity Information

A summary of stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at December 31, 2014	2,188,051	12.52
Granted	209,542	12.40
Exercised	(67,073)	6.02
Forfeited or expired	(430,200)	18.85
Outstanding at December 31, 2015	1,900,320	$11.30	5.50	$4,653
Exercisable at December 31, 2015	1,424,485	$15.08	4.57	$3,816
Vested or expected to vest at December 31, 2015	1,787,034	$11.40	5.40	$4,352

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

Information related to stock options exercised follows:

	2015	2014	2013
	(Dollars in thousands)
Proceeds from the exercise of stock options	$404	$684	$666
Intrinsic value of stock options exercised	457	1,129	859
Income tax benefit related to stock options exercised	160	395	301

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

	2015	2014	2013
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$1,736	$2,626	$1,679
Deferred income tax benefits related to compensation expense	608	919	588
Total fair value of stock options vested	1,664	2,545	2,228
Unrecognized compensation cost	702	779	1,282
Expected weighted-average recognition period for unrecognized compensation, in years	2.6	2.2	0.9

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

Performance Share Unit Valuation Model and Method Information

The estimated fair value of performance share units granted in 2015, 2014 and 2013 are based on the closing price of the Company’s stock on the date of issuance and recorded based on achievement of target performance metrics.  As of December 31, 2015,  we have 0.2 million, 0.2 million and 0.5 million performance shares outstanding associated with our 2015, 2014 and 2013 grants, respectively.

The weighted average grant date fair value of our performance share units was $12.32 for shares granted in 2015, $13.09 for shares granted in 2014 and $5.69 for shares granted in 2013. All performance share units are initially expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria, and the expense is adjusted, as appropriate.

Performance Share Unit Activity Information

A summary of performance share unit activity follows:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	Units	Term

Outstanding at December 31, 2014	888,930
Granted	235,890
Exercised	(230,400)
Forfeited or expired	(5,200)
Outstanding at December 31, 2015	889,220	1.5
Expected to vest at December 31, 2015	889,220	1.5

Performance Share Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to performance share units follows:

	2015	2014	2013
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$4,669	$3,520	$3,277
Deferred income tax benefits related to compensation expense	1,634	1,232	1,147
Unrecognized compensation cost	2,858	3,390	4,681
Expected weighted-average recognition period for unrecognized compensation, in years	1.5	2.2	1.7

Restricted Share Units

In 2015 and 2014, 0.2 million restricted share units were granted, and fair value is determined based on the closing price of the Company’s stock on the date of issuance. Restricted share units are expressed as equivalent shares of the Company’s common stock, and have a three year vesting period. Total expense included in Selling general and administrative expense related to restricted share units granted in 2015 was $1.7 million and total unrecognized compensation cost was $2.9 million. Total expense included in Selling general and administrative expense related to restricted share units granted in 2014 was $0.4 million and total unrecognized compensation cost was $2.3 million.

Directors’ Deferred Compensation

Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of the Company’s common stock, is classified as paid-in capital. The rabbi trust held 0.3 million shares, valued at $3.2 million, at December 31, 2015, and 0.3 million shares, valued at $3.4 million, at December 31, 2014.

14. Restructuring and Cost Reduction Programs

Our restructuring and cost reduction programs have been developed with the objectives of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization.  Total charges resulting from these activities were $9.5 million in

2015,  $8.8 million in 2014, and $31.3 million in 2013, which is reported as Restructuring and impairment charges in our consolidated statement of operations. Descriptions of these restructuring programs follow:

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

We have summarized the charges associated with these restructuring programs by major type of charges below:

	Employee
	Severance	Other Costs	Total
	(Dollars in thousands)
Expected restructuring charges:
Performance Coatings restructuring	4,062	—	4,062
Global Cost Reduction Program	28,504	21,123	49,627
Other restructuring programs	1,252	4,940	6,192
Total expected restructuring charges	$33,818	$26,063	$59,881

Restructuring charges incurred:
Performance Coatings restructuring	$(1,639)	$—	$(1,639)
Global Cost Reduction Program	21,745	9,499	31,244
Other restructuring programs	—	1,726	1,726
Charges incurred in 2013	$20,106	$11,225	$31,331
Global Cost Reduction Program	2,744	6,105	8,849
Charges incurred in 2014	$2,744	$6,105	$8,849
Global Cost Reduction Program	4,015	5,519	9,534
Charges incurred in 2015	$4,015	$5,519	$9,534
Cumulative restructuring charges incurred:
Performance Coatings restructuring	$4,062	$—	$4,062
Global Cost Reduction Program	28,504	21,123	49,627
Other restructuring programs	1,252	4,940	6,192
Cumulative restructuring charges incurred as of December 31, 2015	$33,818	$26,063	$59,881

We have summarized the charges associated with the restructuring programs by segments below:

	Total				Cumulative
	Expected				Charges To
	Charges	2015	2014	2013	Date
	(Dollars in thousands)
Performance Coatings	$4,460	$204	$527	$1,542	$4,460
Performance Colors and Glass	20,252	2,300	1,279	16,673	20,252
Pigments, Powders and Oxides	6,619	1,970	80	589	6,619
Segment Total	31,331	4,474	1,886	18,804	31,331
Corporate Restructuring Charges	28,550	5,060	6,963	12,527	28,550
Total Restructuring Charges	$59,881	$9,534	$8,849	$31,331	$59,881

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Severance	Other Costs	Total
	(Dollars in thousands)
Balance at December 31, 2012	$4,093	$6,139	$10,232
Restructuring charges	20,106	11,225	31,331
Cash payments	(18,226)	(11,607)	(29,833)
Non-cash items	210	(1,178)	(968)
Balance at December 31, 2013	$6,183	$4,579	$10,762
Restructuring charges	$2,744	$6,105	$8,849
Cash payments	(8,337)	(9,669)	(18,006)
Non-cash items	(71)	(78)	(149)
Balance at December 31, 2014	$519	$937	$1,456
Restructuring charges	$4,015	$5,519	$9,534
Cash payments	(3,832)	(4,341)	(8,173)
Non-cash items	(9)	(38)	(47)
Balance at December 31, 2015	$693	$2,077	$2,770

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs primarily over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

15. Leases

Rent expense for all operating leases was $9.1 million in 2015,  $13.4 million in 2014, and $15.9 million in 2013.

The Company has a number of capital lease arrangements primarily relating to buildings and production equipment. Assets held under capital leases and included in property, plant and equipment at December 31 follow:

	2015	2014
	(Dollars in thousands)
Gross amounts capitalized
Buildings	$3,100	$3,100
Equipment	4,086	5,627
	7,186	8,727
Accumulated amortization
Buildings	(3,100)	(3,100)
Equipment	(1,595)	(3,030)
	(4,695)	(6,130)
Net assets under capital leases	$2,491	$2,597

At December 31, 2015, future minimum lease payments under all non-cancelable leases are as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2016	$993	$8,807
2017	980	6,790
2018	915	5,806
2019	767	5,220
2020	492	4,180
Thereafter	1,812	6,657
Net minimum lease payments	$5,959	$37,460
Less amount representing imputed interest and executory costs	1,481
Present value of net minimum lease payments	4,478
Less current portion	691
Long-term obligations at December 31, 2015	$3,787

16. Miscellaneous Expense (Income), Net

Components of Miscellaneous expense (income), net follow:

	2015	2014	2013
	(Dollars in thousands)
Loss (gain) on sale of assets	$57	$(2,470)	$(24,075)
Argentina export tax matter	1,070	515	8,334
Other, net	(79)	2,577	(545)
Total Miscellaneous expense (income), net	$1,048	$622	$(16,286)

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we recorded a $1.1 million charge in 2015, $0.5 million charge in 2014 and $8.3 million charge in 2013 related to the exposures.

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

17. Earnings (Loss) per Share

Details of the calculations of basic and diluted earnings (loss) per share follow:

	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share computation:
Net income attributable to Ferro Corporation common shareholders	$64,100	$86,071	$71,942
Adjustment for loss (income) from discontinued operations	36,779	(94,840)	(8,540)
Total	$100,879	$(8,769)	$63,402
Weighted-average common shares outstanding	86,718	86,920	86,484
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$1.16	$(0.10)	$0.73
Diluted earnings (loss) per share computation:
Net income attributable to Ferro Corporation common shareholders	$64,100	$86,071	$71,942
Adjustment for loss (income) from discontinued operations	36,779	(94,840)	(8,540)
Total	$100,879	$(8,769)	$63,402
Weighted-average common shares outstanding	86,718	86,920	86,484
Assumed exercise of stock options	432	—	309
Assumed satisfaction of deferred stock unit conditions	—	—	189
Assumed satisfaction of restricted stock unit conditions	338	—	132
Assumed satisfaction of performance stock unit conditions	945	—	383
Weighted-average diluted shares outstanding	88,433	86,920	87,497
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$1.14	$(0.10)	$0.72

The number of anti-dilutive or unearned shares, was 1.8 million, 1.4 million, and 1.7 million common shares for 2015, 2014, and 2013, respectively.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

18. Share Repurchase Program

On July 29, 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to $25 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.  On October 16, 2015, the Company’s Board of Directors approved a follow-on share repurchase program, authorizing the Company to repurchase an additional $25 million of the Company’s outstanding shares of common stock.

The timing and amount of shares will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

The Company repurchased 3,282,908 shares of common stock during 2015, at an average price of $11.75 per share for a total cost of $38.6 million.

19.  Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component, net of income tax, were as follows:

	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balance at December 31, 2012	$2,647	$14,080	$(77)	$16,650
Other comprehensive income (loss) before reclassifications	(274)	(7,459)	—	(7,733)
Amounts reclassified from accumulated other comprehensive income (loss)	(431)		7	(424)
Net current period other comprehensive income (loss)	(705)	(7,459)	7	(8,157)
Balance at December 31, 2013	1,942	6,621	(70)	8,493
Other comprehensive income (loss) before reclassifications	—	(29,244)	—	(29,244)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,054)	—	—	(1,054)
Net current period other comprehensive income (loss)	(1,054)	(29,244)	—	(30,298)
Balance at December 31, 2014	888	(22,623)	(70)	(21,805)
Other comprehensive income (loss) before reclassifications	—	(39,436)	—	(39,436)
Amounts reclassified from accumulated other comprehensive income (loss)	(77)	—	—	(77)
Net current period other comprehensive income (loss)	(77)	(39,436)	—	(39,513)
Balance at December 31, 2015	$811	$(62,059)	$(70)	$(61,318)

20. Reporting for Segments

During 2013, the Company reorganized its operating segments to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated. As discussed in Note 3, substantially all of the assets and liabilities of the Polymer Additives and the Specialty Plastics reportable segments were sold during 2014 and included in discontinued operations in the consolidated statement of operations for all years presented.  The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, and Venezuela, are reflected within our Pigments, Powders and Oxides and Performance Coatings reportable segments, respectively.  All periods presented reflect these changes to the composition of our reportable segments. As discussed in Note 4, the acquisitions of Al Salomi and Nubiola occurred in 2015 and the acquisition of Vetriceramici occurred in 2014.  All of the operations for Nubiola are included in the Pigments, Powders and Oxides reportable segment and all operations for Al Salomi and Vetriceramici are included in the Performance Coatings reportable segment except for the Vetriceramici glass product line that is included in the Performance Colors and Glass reportable segment. The Company’s reportable segments for 2015 include Performance Coatings, Performance Colors and Glass, and Pigments, Powders and Oxides.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	2015	2014	2013
	(Dollars in thousands)
Performance Coatings	$533,370	$588,538	$600,361
Performance Colors and Glass	376,769	407,674	390,007
Pigments, Powders and Oxides	165,202	115,414	198,214
Total net sales	$1,075,341	$1,111,626	$1,188,582

Segment gross profit is the metric utilized by management to evaluate segment performance. We measure segment gross profit for internal reporting purposes by excluding certain other cost of sales, which includes costs associated with facilities that have been idled or closed, certain other costs not directly attributable to business units, and pension and other postretirement benefits mark-to-

market adjustments.  Assets by segment are not regularly reviewed by the chief operating decision maker. Each segment’s gross profit and reconciliations to Income (loss) before income taxes are presented in the table below:

	2015	2014	2013
	(Dollars in thousands)
Performance Coatings	$126,945	$131,043	$134,138
Performance Colors and Glass	128,209	134,964	112,825
Pigments, Powders and Oxides	45,678	28,480	36,235
Other cost of sales	848	(9,402)	(5,526)
Total gross profit	301,680	285,085	277,672
Selling, general and administrative expenses	216,899	286,762	150,753
Restructuring and impairment charges	9,655	8,849	40,929
Other expense, net	20,343	32,310	7,800
Income (loss) before income taxes	$54,783	$(42,836)	$78,190

Each segment’s capital expenditures for long-lived assets are detailed below:

	2015	2014	2013
	(Dollars in thousands)
Performance Coatings	$8,148	$6,546	$7,949
Performance Colors and Glass	6,620	4,216	7,970
Pigments, Powders and Oxides	2,412	453	2,035
Total segment expenditures for long-lived assets	17,180	11,215	17,954
Unallocated corporate expenditures for long-lived assets	3,142	12,127	4,361
Total expenditures for long lived assets (1)	$20,322	$23,342	$22,315

_____________________

(1)	Excludes capital expenditures of discontinued operations of $22.7 million, $30.5 million and $11.9 million in 2015, 2014 and 2013, respectively.

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S., Spain, and Germany represent greater than 10% of our net sales. Net sales by geographic region are as follows:

	2015	2014	2013
	(Dollars in thousands)
United States	$281,976	$263,452	$318,631
Spain	174,742	211,449	225,264
Germany	114,757	125,405	133,411
Other international	503,866	511,320	511,276
Total net sales	$1,075,341	$1,111,626	$1,188,582

None of our operations in countries other than Spain, U.S., Colombia, Germany, and China owns greater than 10% of consolidated long-lived assets. Long-lived assets that consist of property, plant, and equipment by geographic region at December 31 are as follows:

	2015	2014
	(Dollars in thousands)
Spain	$58,657	$53,083
United States	38,466	41,669
Colombia	31,595	—
Germany	24,890	27,281
China	18,349	21,818
Other international	88,472	68,791
Total long-lived assets	$260,429	$212,642

21. Unconsolidated Affiliates Accounted For Under the Equity Method

At December 31, 2015, our percentage of ownership interest in these affiliates ranged from 34% to 50%. Because we exert significant influence over these affiliates, but we do not control them, our investments have been accounted for under the equity method. Investment income from these equity method investments, which is reported in Miscellaneous expense (income), net was $0.8 million in 2015,  $0.8 million in 2014, and $0.1 million in 2013. The balance of our equity method investments, which is reported in Other non-current assets, was $16.0 million at December 31, 2015, and $17.9 million at December 31, 2014.

The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliates’ shareholders’ equity based on our ownership percentage. We have summarized below condensed income statement and balance sheet information for the combined equity method investees:

	2015	2014	2013
	(Dollars in thousands)
Net sales	$47,443	$54,469	$62,419
Gross profit	4,799	4,896	4,572
Income from continuing operations	1,887	254	1,859
Net income	1,292	133	1,266

	2015	2014
	(Dollars in thousands)
Current assets	$40,499	$42,613
Non-current assets	27,252	24,511
Current liabilities	(15,893)	(17,663)
Non-current liabilities	(14,678)	(9,662)

We had the following transactions with our equity-method investees:

	2015	2014	2013
	(Dollars in thousands)
Sales	$6,740	$5,255	$5,347
Purchases	3,485	7,632	9,342
Dividends and interest received	332	172	426
Commission and royalties received	197	462	400
Commissions and royalties paid	165	34	37

22. Quarterly Data (Unaudited)

				Net Income	Earnings (Loss) Attributable to
				(Loss)	Ferro Corporation Common
				Attributable	Shareholders Per Common
			Net Income	to Ferro	Share
	Net Sales	Gross Profit	(Loss)	Corporation	Basic	Diluted
	(Dollars in thousands, except per share data)
2014
Quarter 1	$280,727	$74,953	$16,732	$17,204	$0.20	$0.20
Quarter 2	294,217	78,454	10,388	9,959	0.11	0.11
Quarter 3	275,754	72,804	47,557	47,465	0.55	0.55
Quarter 4	260,928	58,874	11,554	11,443	0.13	0.13
Total	$1,111,626	$285,085	$86,231	$86,071	$0.99	$0.99
2015
Quarter 1	$262,772	$70,635	$9,015	$10,970	$0.12	$0.13
Quarter 2	268,214	77,640	6,785	6,599	0.08	0.08
Quarter 3	279,365	77,028	(3,561)	(4,059)	(0.05)	(0.05)
Quarter 4	264,990	76,377	50,865	50,590	0.59	0.58
Total	$1,075,341	$301,680	$63,104	$64,100	$0.74	$0.72

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

Restructuring and impairment charges in 2015 were $0.5 million in the first quarter, $1.1 million in the second quarter, $3.8 million in the third quarter, and $4.3 million in the fourth quarter. Restructuring and impairment charges in 2014 were $4.3 million in the first quarter, $2.0 million in the second quarter, $1.5 million in the third quarter, and $1.0 million in the fourth quarter. Mark-to-market net losses on our postretirement benefit plans were $20.8 million in the fourth quarter of 2015 and mark-to-market net losses on our postretirement benefit plans were $89.6 million in the fourth quarter of 2014.

23. Subsequent Events

In January 2016, the Company completed the purchase of 100% of the equity of privately held Istanbul-based Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S. (“Ferer”) on a cash-free and debt-free basis for approximately $8.5 million in cash, subject to customary working capital and other adjustments.

In January 2016, the Company amended its Credit Facility by entering into the Incremental Assumption Agreement, (the “Incremental Agreement”) with a group of lenders which increases the revolving line of credit amount from $200,000,000 to $300,000,000.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2015.  The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2015. Management has excluded from its assessment of the effectiveness of the Company's internal control over financial reporting at Corporación Química Vhem, S.L., Dibon USA, LLC and Ivory Corporation, S.A. (together with their direct and indirect subsidiaries, “Nubiola”), which was acquired on July 7, 2015 and Al Salomi for Frits and Glazes (“Al Salomi”), which was acquired on November 17, 2015, whose financial statements constitute 20.8% of the Company’s total assets, 5.5% of total net sales, and 0.3% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2015, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded from its assessment of the effectiveness of the Company's internal control over financial reporting at Corporación Química Vhem, S.L., Dibon USA, LLC and Ivory Corporation, S.A. (together with their direct and indirect subsidiaries, “Nubiola”), which was acquired on July 7, 2015, and Al Salomi for Frits and Glazes (“Al Salomi”), which was acquired on November 17, 2015, whose financial statements constitute 20.8% of the Company’s total assets, 5.5% of total net sales, and 0.3% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Nubiola and Al Salomi.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 24, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 24, 2016

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees — Audit Committee” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Shareholdings — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders and is incorporated here by reference.

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

Item 11 — Executive Compensation

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2015 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on security ownership of certain beneficial owners and management is contained under the headings “Shareholdings — Stock Ownership by Other Major Shareholders” and “Shareholdings — Stock Ownership by Director, Executive

Officers and Employees” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders and is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2015, were as follows:

			Weighted-Average		Number of Shares
	Number of Shares to Be		Exercise Price of		Remaining Available for
	Issued on Exercise of		Outstanding		Future Issuance Under
	Outstanding Options,		Options, and		Equity Compensation
Equity Compensation Plan	and Other Awards		Other Awards		Plans(1)
Approved by Ferro Shareholders	3,541,950	(2)	$6.06		3,181,458	(3)
Not Approved by Ferro Shareholders	169,224		—		—
Total	3,711,174		$6.06	(4)	3,181,458

_____________________

(1)	Excludes shares listed in the second column.
(2)	Includes options and other awards issued under the Company’s 2013 Omnibus Incentive Compensation Plan and prior equity compensation plans.
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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2016 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013;
•	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013;
•	Consolidated Balance Sheets at December 31, 2015 and 2014;
•	Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and
•	Notes to Consolidated Financial Statements
(b)

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2015, 2014 and 2013, contained on page 98 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

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
Peter T. Thomas
Chairman, President and Chief Executive Officer

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 24th day of February, 2016.

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
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2015, 2014 and 2013

		Additions Charged
	Balance at	(Reductions Credited) to			Adjustment for
	Beginning of	Costs and			Differences in	Balance at
	Period	Expenses	Deductions		Exchange Rates	End of Period
	(Dollars in thousands)
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2015	$10,325	667	(1,802)		(1,406)	$7,784
Year ended December 31, 2014	$12,093	2,657	(3,442)		(983)	$10,325
Year ended December 31, 2013	$13,819	3,961	(6,058)		371	$12,093
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2015	$147,887	—	(86,597)	[1]	(6,247)	$55,043
Year ended December 31, 2014	$193,984	—	(37,801)	[1]	(8,296)	$147,887
Year ended December 31, 2013	$216,882	—	(25,568)		2,670	$193,984

(1) Included within this deduction is $63.3 million and $31.7 million for the year ended December 31, 2015 and 2014, respectively, of valuation allowance release, resulting from the conclusion that the underlying deferred tax assets are more likely than not to be realized.

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated here by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.

Exhibit:

2	Plan of acquisition, reorganization, arrangement or successor:
2.1

Sale and Purchase Agreement, dated April 29, 2015, by and among Ferro Corporation, the sellers party thereto, Corporación Química Vhem, S.L. and Dibon USA, LLC (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K filed July 9, 2015).

2.2

Addendum to Sale and Purchase Agreement, dated July 7, 2015, by and among Ferro Corporation, Ferro Spain Management Company, S.L.U., the sellers party thereto, Corporación Química Vhem, S.L. and Dibon USA, LLC (incorporated by reference to Exhibit 2.2 to Ferro Corporation’s Current Report on Form 8-K filed July 9, 2015).

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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K filed April 28, 2015).
4	Instruments defining rights of security holders, including indentures:
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

10.2

Incremental Assumption Agreement, dated January 25, 2016, by and among Ferro Corporation , PNC Bank, National Association, as the administrative agent, the collateral agent and as an issuer, JPMorgan Chase Bank, N.A., as an issuer, and various financial institutions as lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K filed January 26, 2016).

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

10.14

Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2013, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 30, 2013).

10.15

Second Amendment to Amended and Restated Receivables Purchase Agreement among Ferro Finance Corporation, Ferro Corporation, Market Street Funding LLC and PNC Bank, National Association, as Agent and LC Bank (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 29, 2013).

10.16

First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 29, 2012, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 31, 2012).

10.17

Amended and Restated Receivables Purchase Agreement, dated as of May 31, 2011, among Ferro Finance Corporation, Ferro Corporation, Market Street Funding, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Current Report on Form 8-K, filed June 3, 2011).

10.18	Ferro Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*
10.19	Ferro Corporation 2003 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*
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

10.22	Ferro Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*
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

10.28

Form of Terms of Deferred Stock Unit Awards under the Ferro Corporation 2006 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.29	Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 6, 2010).*
10.30

Form of Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.31

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

10.33	Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 23, 2013).*
10.34

Form of Terms of Nonstatutory Stock Options Grants under the Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.35

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

10.37	Terms of Retention Restricted Stock Units Award for Mr. Peter T. Thomas (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed on December 30, 2014).*
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

10.47	Form of Change in Control Agreement, dated May 2, 2012, between Jeffrey R. Rutherford and Ferro Corporation.
10.48

Form of Change in Control Agreement, dated January 1, 2009 (Mark H. Duesenberg, and Ann E. Killian have entered into this form of change in control agreement) (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009).*

10.49

Terms of Forfeited Bonus Reimbursement for Mr. Jeffrey L. Rutherford (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.50	Ferro Corporation Executive Separation Policy (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 28, 2010).*
10.51

Separation and Release Agreement, dated as of October 16, 2012, between Michael J. Murry and Ferro Corporation (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 19, 2012).*

10.52

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

10.55	Annual Incentive Plan (AIP) Summary Document (incorporated by reference to Exhibit 10.38 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).*
12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	XBRL Documents:
101.INS	XBRL Instance Document.**

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