Form 10-Q
period 2016-03-31
FERRO CORP
filed 2016-04-26
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

At March 31, 2016, there were 83,181,350 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net sales	$277,451	$262,772
Cost of sales	193,222	192,137
Gross profit	84,229	70,635
Selling, general and administrative expenses	52,646	49,456
Restructuring and impairment charges	881	509
Other expense (income):
Interest expense	4,847	3,150
Interest earned	(85)	(37)
Foreign currency losses, net	1,611	1,728
Miscellaneous (income) expense, net	(3,453)	399
Income before income taxes	27,782	15,430
Income tax expense	8,018	2,459
Income from continuing operations	19,764	12,971
Loss from discontinued operations, net of income taxes	(29,494)	(3,956)
Net (loss) income	(9,730)	9,015
Less: Net income (loss) attributable to noncontrolling interests	236	(1,955)
Net (loss) income attributable to Ferro Corporation common shareholders	$(9,966)	$10,970
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.23	$0.17
Discontinued operations	(0.35)	(0.05)
	$(0.12)	$0.12
Diluted earnings (loss):
Continuing operations	$0.23	$0.17
Discontinued operations	(0.35)	(0.04)
	$(0.12)	$0.13

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss)

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Net (loss) income	$(9,730)	$9,015
Other comprehensive loss, net of income tax:
Foreign currency translation (loss)	(1,678)	(37,796)
Postretirement benefit liabilities gain	268	16
Other comprehensive (loss), net of income tax	(1,410)	(37,780)
Total comprehensive (loss)	(11,140)	(28,765)
Less: Comprehensive income (loss) attributable to noncontrolling interests	268	(3,093)
Comprehensive (loss) attributable to Ferro Corporation	$(11,408)	$(25,672)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$55,865	$58,380
Accounts receivable, net	261,435	231,970
Inventories	195,416	184,854
Deferred income taxes	11,964	12,088
Other receivables	33,247	34,088
Other current assets	10,613	15,695
Current assets held-for-sale	19,973	16,215
Total current assets	588,513	553,290
Other assets
Property, plant and equipment, net	258,752	260,429
Goodwill	150,564	145,669
Intangible assets, net	111,429	106,633
Deferred income taxes	88,995	87,385
Other non-current assets	48,298	48,767
Non-current assets held-for-sale	226	23,178
Total assets	$1,246,777	$1,225,351
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$11,148	$7,446
Accounts payable	130,444	120,380
Accrued payrolls	24,922	28,584
Accrued expenses and other current liabilities	59,917	54,664
Current liabilities held-for-sale	6,968	7,156
Total current liabilities	233,399	218,230
Other liabilities
Long-term debt, less current portion	493,212	466,108
Postretirement and pension liabilities	150,123	148,249
Other non-current liabilities	64,911	66,990
Non-current liabilities held-for-sale	1,592	1,493
Total liabilities	943,237	901,070
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 83.2 million and 84.0 million shares outstanding at March 31, 2016, and December 31, 2015, respectively	93,436	93,436
Paid-in capital	306,824	314,854
Retained earnings	125,541	135,507
Accumulated other comprehensive loss	(62,760)	(61,318)
Common shares in treasury, at cost	(167,591)	(166,020)
Total Ferro Corporation shareholders’ equity	295,450	316,459
Noncontrolling interests	8,090	7,822
Total equity	303,540	324,281
Total liabilities and equity	$1,246,777	$1,225,351

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(Dollars in thousands)
Balances at December 31, 2014	6,445	$(136,058)	$93,436	$317,404	$71,407	$(21,805)	$11,632	$336,016
Net income (loss)	—	—	—	—	10,970	—	(1,955)	9,015
Other comprehensive (loss)	—	—	—	—	—	(36,642)	(1,138)	(37,780)
Stock-based compensation transactions	(269)	7,559	—	(5,516)	—	—	—	2,043
Balances at March 31, 2015	6,176	(128,499)	93,436	311,888	82,377	(58,447)	8,539	309,294

Balances at December 31, 2015	9,431	(166,020)	93,436	314,854	135,507	(61,318)	7,822	324,281
Net (loss) income	—	—	—	—	(9,966)	—	236	(9,730)
Other comprehensive (loss) income	—	—	—	—	—	(1,442)	32	(1,410)
Purchase of treasury stock	1,175	(11,429)	—	—	—	—	—	(11,429)
Stock-based compensation transactions	(352)	9,858	—	(8,030)	—	—	—	1,828
Balances at March 31, 2016	10,254	$(167,591)	$93,436	$306,824	$125,541	$(62,760)	$8,090	$303,540

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities
Net cash used in operating activities	$(10,161)	$(10,269)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(7,365)	(14,879)
Proceeds from sale of assets	3,586	91
Business acquisitions, net of cash acquired	(7,909)	(5,479)
Net cash used in investing activities	(11,688)	(20,267)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	3,561	(2,567)
Proceeds from revolving credit facility	117,834	—
Principal payments on revolving credit facility	(40,212)	—
Principal payments on term loan facility	(50,750)	(750)
Payment of debt issuance costs	(301)	—
Purchase of treasury stock	(11,429)	—
Other financing activities	497	769
Net cash provided by (used in) financing activities	19,200	(2,548)
Effect of exchange rate changes on cash and cash equivalents	134	(2,241)
Decrease in cash and cash equivalents	(2,515)	(35,325)
Cash and cash equivalents at beginning of period	58,380	140,500
Cash and cash equivalents at end of period	$55,865	$105,175
Cash paid during the period for:
Interest	$4,763	$3,409
Income taxes	$2,669	$6,141

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company owned 51% of an operating affiliate in Venezuela that was a consolidated subsidiary of Ferro.  During the fourth quarter of 2015, we sold our interest in the operating affiliate in Venezuela for a cash purchase price of $0.5 million. During the first quarter of 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela published a new exchange rate, the Foreign Exchange Marginal System (“SIMADI”). We concluded in March 2015 that SIMADI was the most relevant exchange mechanism available, and began using SIMADI to translate the local currency financial statements.  As a result of the revaluation, we recognized a $1.9 million foreign currency loss and a $2.6 million loss due to lower of cost or market charges against our inventory, prior to the adjustment for losses allocated to our noncontrolling interest partner, which is recorded within Foreign currency losses, net and Cost of sales, respectively, within our condensed consolidated statement of operations for the three months ended March 31, 2015.

During the second quarter of 2014, substantially all of the assets and liabilities of the Europe-based Polymer Additives business were classified as held-for-sale.  As further discussed in Note 3, we have classified the assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2016.

2.    Recent Accounting Pronouncements

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases: Topic 842.  ASU 2016-02 requires companies to recognize a lease liability and asset on the balance sheet for operating leases with a term greater than one year.  This pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.    This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company is in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

No other new accounting pronouncements issued or with effective dates during fiscal 2016 had or are expected to have a material impact of the Company’s condensed consolidated financial statements.

3.    Discontinued Operations

During the second quarter of 2014, we commenced a process to market for sale all of the assets within our Europe-based Polymer Additives business, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, have been met.  We have classified the Europe-based Polymer Additives assets and liabilities as held-for-sale in the accompanying condensed consolidated balance sheets and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Though the sale process of these assets has taken longer than initially expected, we continue to believe that it is probable that we will sell the Europe-based Polymer Additives assets within a year.

The table below summarizes results for the Europe-based Polymer Additives assets, for the three months ended March 31, 2016 and 2015, which are reflected in our condensed consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Net sales	$7,750	$11,899
Cost of sales	12,030	14,555
Gross loss	(4,280)	(2,656)
Selling, general and administrative expenses	1,003	1,219
Restructuring and impairment charges	24,059	—
Interest expense	237	113
Gain on sale of business	(539)	—
Miscellaneous expense (income), net	121	(32)
(Loss) from discontinued operations before income taxes	(29,161)	(3,956)
Income tax expense	333	—
(Loss) from discontinued operations, net of income taxes	$(29,494)	$(3,956)

The following table summarizes the assets and liabilities which are classified as held-for-sale at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Accounts receivable, net	$4,352	$4,028
Inventories	11,199	9,733
Other current assets	4,422	2,454
Current assets held-for-sale	19,973	16,215
Property, plant and equipment, net	—	22,973
Other non-current assets	226	205
Total assets held-for-sale	$20,199	$39,393

Accounts payable	$6,339	$5,736
Accrued expenses and other current liabilities	629	1,420
Current liabilities held-for-sale	6,968	7,156
Other non-current liabilities	1,592	1,493
Total liabilities held-for-sale	$8,560	$8,649

Included within non-current assets is a deferred tax asset of $36.6 million at March 31, 2016, and $25.0 million at December 31, 2015, which were fully reserved for at both periods.

4.    Acquisitions

Ferer

On January 5, 2016, the Company completed the purchase of 100% of the equity of privately held Istanbul-based Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S. (“Ferer”) on a cash-free and debt-free basis for approximately $9.4 million in cash, subject to customary working capital and other adjustments. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2016, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $3.2 million of amortizable intangible assets, $4.3 million of goodwill, $0.6 million of personal and real property, $0.6 million of a deferred tax liability related to the amortizable intangible assets, and $1.9 million of net working capital on the condensed consolidated balance sheet.

Al Salomi

On November 17, 2015, the Company acquired 100% of the equity of Egypt-based tile coatings manufacturer Al Salomi for Frits and Glazes (“Al Salomi”) for EGP 307 million (approximately $38.2 million), including the assumption of debt.  The acquired business contributed net sales of $5.6 million and net income attributable to Ferro Corporation of $0.6 million for the three months ended March 31, 2016.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2016, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $15.0 million of amortizable intangible assets, $14.3 million of goodwill, $10.7 million of personal and real property, $4.8 million of a deferred tax liability related to the amortizable intangible assets, and $3.0 million of net working capital on the condensed consolidated balance sheet.

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

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2016, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company.

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

The acquired business contributed net sales of $33.4 million and net income attributable to Ferro Corporation of $5.2 million for the three months ended March 31, 2016.  The Company incurred acquisition related costs of $0.2 million for the three months ended March 31, 2016, which is recorded within Selling, general and administrative expenses, within our condensed consolidated statements of operations.

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

The following unaudited pro froma information represents the consolidated results of the Company as if the Nubiola acquisition occurred as of January 1, 2014:

Three months ended March 31, 2015
(unaudited)
(In thousands, except per share amounts)

Net sales	$295,822
Net income attributable to Ferro Corporation common shareholders	$16,184
Net earnings per share attributable to Ferro Corporation common shareholders - Basic	$0.19
Net earnings per share attributable to Ferro Corporation common shareholders - Diluted	$0.18

The unaudited pro forma information has been adjusted with the respect to certain aspects of the acquisition to reflect the following:

•	Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Nubiola assets acquired, including intangible assets and fixed assets.
•	Elimination of revenue and costs of goods sold for sales from Nubiola to the Company, which would be eliminated as intercompany transactions for Nubiola and the Company on a consolidated basis.
•	Increased interest expense due to additional borrowings to fund the acquisition.
•	Acquisition-related costs, which were included in the Company’s results.
•	Adjustments for the income tax effect of the pro forma adjustments related to the acquisition.

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

5.    Inventories

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Raw materials	$60,060	$56,291
Work in process	35,921	33,099
Finished goods	99,435	95,464
Total inventories	$195,416	$184,854

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million for the three months ended March 31, 2016 and 2015. We had on-hand precious metals owned by participants in our precious metals consignment program of $23.5 million at March 31, 2016, and $20.5 million at December 31, 2015, measured at fair value based on market prices for identical assets and net of credits.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $435.1 million at March 31, 2016, and $421.3 million at December 31, 2015. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $3.5 million at March 31, 2016, and $4.0 million at March 31, 2015.

As discussed in Note 3 - Discontinued Operations, during the second quarter of 2014, our Europe-based Polymer Additives assets were classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment. As such, at each reporting date, these assets are tested for impairment comparing the fair value of the assets less costs to sell to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell was less than the carrying value.  As a result of the current quarter analysis, the assets had a carrying value that exceeded fair value, resulting in an impairment charge of $24.1 million during the three months ended March 31, 2016.  The impairment charge  of $24.1 million is included in Loss from discontinued operations, net of income taxes in our condensed consolidated statements of operations for the three months ended March 31, 2016.

The following table presents information about the Company's impairment charges on assets that were measured on a fair value basis for the three months ended March 31, 2016, and for the year ended December 31, 2015.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
March 31, 2016
Assets held for sale	$—	$—	$11,639	$11,639	$(24,059)
December 31, 2015
Assets held for sale	$—	$—	$33,711	$33,711	$(11,792)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

7.   Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

		Pigments,	Performance
	Performance	Powders and	Colors and
	Coatings	Oxides	Glass		Total
	(Dollars in thousands)
December 31, 2015
Gross goodwill	$88,753	$48,794	$53,391		$190,938
Accumulated impairment losses	(45,269)	—	—		(45,269)
	43,484	48,794	53,391		145,669
Acquisitions	—	—	4,328	(1)	4,328
Foreign currency adjustments	(715)	656	626		567
March 31, 2016
Gross goodwill	88,038	49,450	58,345		195,833
Accumulated impairment losses	(45,269)	—	—		(45,269)
	$42,769	$49,450	$58,345		$150,564

(1) During the first quarter of 2016, the Company recorded goodwill related to the Ferer acquisition.  Refer to Note 4 for additional details.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition.

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As of March 31, 2016, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,291	$5,229
Land rights	4,967	4,947
Technology/know-how and other	69,150	66,558
Customer relationships	50,228	46,320
Total gross amortizable intangible assets	129,636	123,054
Accumulated amortization:
Patents	(4,983)	(4,880)
Land rights	(2,705)	(2,671)
Technology/know-how and other	(17,497)	(16,473)
Customer relationships	(3,287)	(2,234)
Total accumulated amortization	(28,472)	(26,258)
Amortizable intangible assets, net	$101,164	$96,796

Indefinite-lived intangible assets consisted of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$10,265	$9,837

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Loans payable	$6,492	$2,749
Current portion of long-term debt	4,656	4,697
Loans payable and current portion of long-term debt	$11,148	$7,446

Long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs	$241,171	$291,717
Revolving credit facility	247,621	170,000
Capital lease obligations	4,100	4,478
Other notes	4,976	4,610
Total long-term debt	497,868	470,805
Current portion of long-term debt	(4,656)	(4,697)
Long-term debt, less current portion	$493,212	$466,108

Credit Facility

On July 31, 2014, the Company entered into a credit facility (the “Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The Credit Facility consisted of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. On January 25, 2016, the Company amended the Credit Facility by entering into the Incremental Assumption Agreement (the “Incremental Agreement”) to increase the revolving line of credit commitment amount from $200 million to $300 million.  The Company then used a portion of the increase in the revolving line of credit to repay $50 million of the term loan facility. The Credit Facility was amended and a portion of the outstanding term loans were repaid to increase the amount of total liquidity available under the Credit Facility and reduce the total cost of borrowings.

Principal payments on the term loan facility of $0.75 million quarterly, are payable commencing December 31, 2014, with the remaining balance due on the maturity date. At March 31, 2016, the Company had borrowed $245.5 million under the term loan facility,  taking into account all prior quarterly payments and the $50 million prepayment that was made in January 2016, at an annual rate of 4.0%.  There are no additional borrowings available under the term loan facility.

Subject to certain conditions, the Company can request up to $100 million of additional commitments under the Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At March 31, 2016, the Company had borrowed $247.6 million under the revolving credit facilities at an annual weighted average interest rate of 3.4%.    The borrowing on the revolving credit facilities was used to fund the acquisitions, the share repurchase program, and for other general business use. After reductions for outstanding letters of credit secured by these facilities, we had $48.0 million of additional borrowings available under the revolving credit facilities at March 31, 2016.

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

If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  At March 31, 2016, we were in compliance with the covenants of the Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $7.9 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively. The unused portions of these lines provided additional liquidity of $6.6 million at March 31, 2016, and $7.3 million at December 31, 2015.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$55,865	$55,865	$55,865	$—	$—
Loans payable	(6,492)	(6,492)	—	(6,492)	—
Term loan facility(1)	(241,171)	(241,727)	—	(241,727)	—
Revolving credit facility	(247,621)	(247,132)	—	(247,132)	—
Other long-term notes payable	(4,976)	(4,280)	—	(4,280)	—
Foreign currency forward contracts, net	(4,492)	(4,492)	—	(4,492)	—

	December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$58,380	$58,380	$58,380	$—	$—
Loans payable	(2,749)	(2,749)	—	(2,749)	—
Term loan facility(1)	(291,717)	(297,552)	—	(297,552)	—
Revolving credit facility	(170,000)	(169,019)	—	(169,019)	—
Other long-term notes payable	(4,610)	(3,956)	—	(3,956)	—
Foreign currency forward contracts, net	(1,207)	(1,207)	—	(1,207)	—

(1) The carrying value of the term loan facility is net of unamortized debt issuance costs.

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  The fair values of the term loan facility, the revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's non-performance risk.

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net foreign currency losses of $1.6 million and $1.7  million in the three months ended March 31, 2016, and March 31, 2015, respectively, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We recognized net losses of $10.6 million in the three months ended March 31, 2016, and net gains of $1.6 million in the three months ended March 31, 2015, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $332.7 million at March 31, 2016, and $338.4 million at December 31, 2015.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain
	Recognized in Earnings
	Three Months Ended
	March 31,
	2016	2015	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(10,569)	$1,645	Foreign currency losses, net

The following table presents the fair values on our condensed consolidated balance sheets of foreign currency forward contracts:

	March 31,	December 31,
	2016	2015	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$583	$913	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(5,075)	$(2,120)	Accrued expenses and other current liabilities

10.    Income Taxes

During the first quarter of 2016, income tax expense was $8.0 million, or 28.9% of pre-tax income.  In the first quarter of 2015, we recorded tax expense of $2.5 million, or 15.9% of pre-tax income.  The tax expense in the first quarter of 2016 and 2015, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences.  The first quarter 2015 tax expense was further lowered as a result of a release of a portion of the net valuation allowance that was recorded against the net deferred tax assets as the consequence of accounting for an acquisition in that period.

11.    Contingent Liabilities

We have recorded environmental liabilities of $7.6  million at March 31, 2016, and $7.4 million at December 31, 2015, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at March 31, 2016, and December 31, 2015, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In the fourth quarter of 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a $8.0 million and a  $7.8 million liability at March 31, 2016, and December 31, 2015, respectively.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2016 and 2015, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Service cost	$4	$5	$363	$391	$—	$—
Interest cost	3,937	4,697	939	923	236	242
Expected return on plan assets	(4,935)	(7,291)	(520)	(674)	—	—
Amortization of prior service cost	3	3	11	15	—	—
Net periodic benefit (credit) cost	$(991)	$(2,586)	$793	$655	$236	$242

Net periodic benefit (credit) for our U.S. pension plans for the three months ended March 31, 2016, decreased from the effect of  a lower expected return on plan assets. Net periodic benefit cost for our non-U.S. pension plans and our postretirement health care and life insurance benefit plans did not change significantly compared with the prior-year same period.

In 2015, the Company initiated and executed on a buyout of terminated vested participants in our U.S defined benefit pension plan.  In October 2015, the buyout was funded and reduced plan assets and liability by approximately $71 million.

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

In the first quarter of 2016, our Board of Directors granted 0.3 million stock options, 0.3 million performance share units and 0.2 million deferred stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2016:

Stock Options
Weighted-average grant-date fair value	$4.92
Expected life, in years	6.0
Risk-free interest rate	1.6%
Expected volatility	53.6%

The weighted average grant date fair value of our performance share units granted in the three months ended March 31, 2016, was $10.02. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of deferred stock units based on the closing market price of our common stock on the date of the grant which is when the awards immediately vest. The weighted-average fair value per unit for grants made during the three months ended March 31, 2016, was $9.66.

We recognized stock-based compensation expense of $1.6 million for the three months ended March 31, 2016, and $2.1 million for the three months ended March 31, 2015. At March 31, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $11.4 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2019.

14.    Restructuring and Cost Reduction Programs

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company - (1) business realignment, (2) operational efficiency and (3) corporate and back office functions.  Business realignment was targeted at right-sizing our commercial management organizations globally.  The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain.  The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing, and procurement. The restructuring charges for the three months ended March 31, 2016, primarily consists of implementing this strategy for our recently acquired acquisitions.  The cumulative charges incurred to date associated with these programs are $50.5 million. Total costs related to the program expected to be incurred, as of March 31, 2016, are approximately $50.5 million. Total restructuring charges were $0.9 million and $0.4 million for the three months ended March 31, 2016, and March 31, 2015, respectively.

The activities and accruals related to our restructuring and cost reduction programs are summarized below:

	Employee	Other
	Severance	Costs	Total
	(Dollars in thousands)
Balances at December 31, 2015	$693	$2,077	$2,770
Restructuring charges	532	349	881
Cash payments	(369)	(436)	(805)
Non-cash items	36	75	111
Balances at March 31, 2016	$892	$2,065	$2,957

We expect to make cash payments to settle the remaining liability for employee termination benefits and other costs over the next twelve months, except where legal or contractual restrictions prevent us from doing so.

15.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(9,966)	$10,970
Adjustment for loss from discontinued operations	29,494	3,956
Total	$19,528	$14,926
Weighted-average common shares outstanding	83,311	87,114
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.23	$0.17
Diluted earnings per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(9,966)	$10,970
Adjustment for loss from discontinued operations	29,494	3,956
Total	$19,528	$14,926
Weighted-average common shares outstanding	83,311	87,114
Assumed exercise of stock options	370	422
Assumed satisfaction of restricted stock unit conditions	385	236
Assumed satisfaction of performance stock unit conditions	224	526
Weighted-average diluted shares outstanding	84,290	88,298
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.23	$0.17

The number of anti-dilutive or unearned shares was 2.8 million for the three months ended March 31, 2016, and 1.5 million for the three months ended March 31, 2015.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

16.    Share Repurchase Program

On July 29, 2015, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $25 million of the Company’s outstanding shares of Common Stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.    On October 16, 2015, and February 18, 2016, the Company’s Board of Directors approved follow-on share repurchase programs, authorizing the Company to repurchase an additional $25 million of the Company’s outstanding shares of common stock under each program.

The timing and amount of shares to be repurchased will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

The Company repurchased 1,175,437 shares of common stock in the three months ended March 31, 2016, at an average price of $9.72 per share for a total cost of $11.4 million.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended March 31,
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balances at December 31, 2014	$888	$(22,623)	$(70)	$(21,805)
Other comprehensive income (loss) before reclassifications	—	(36,658)	—	(36,658)
Amounts reclassified from accumulated other comprehensive income (loss)	16	—	—	16
Net current period other comprehensive income (loss)	16	(36,658)	—	(36,642)
Balances at March 31, 2015	$904	$(59,281)	$(70)	$(58,447)

Balances at December 31, 2015	811	(62,059)	(70)	(61,318)
Other comprehensive income (loss) before reclassifications	—	(1,710)	—	(1,710)
Amounts reclassified from accumulated other comprehensive income (loss)	268	—	—	268
Net current period other comprehensive income (loss)	268	(1,710)	—	(1,442)
Balances at March 31, 2016	$1,079	$(63,769)	$(70)	$(62,760)

18.    Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Performance Coatings	$128,124	$136,786
Performance Colors and Glass	88,170	99,464
Pigments, Powders and Oxides	61,157	26,522
Total net sales	$277,451	$262,772

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Performance Coatings	$32,115	$28,875
Performance Colors and Glass	31,838	34,489
Pigments, Powders and Oxides	20,286	7,854
Other cost of sales	(10)	(583)
Total gross profit	84,229	70,635
Selling, general and administrative expenses	52,646	49,456
Restructuring and impairment charges	881	509
Other expense, net	2,920	5,240
Income before income taxes	$27,782	$15,430

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2016, net sales increased by $14.7 million, or 5.6%, compared with the prior-year same period.    The increase in net sales was primarily driven by sales from Nubiola of $33.4 million, which was acquired in the third quarter of 2015.  During the three months ended March 31, 2016, gross profit increased $13.6 million, or 19.2%, compared with the prior-year same period; and, as a percentage of net sales, it increased approximately 350 basis points to 30.4%.  The increase was primarily driven by increased gross profit from Nubiola of $10.5 million.

For the three months ended March 31, 2016, selling, general and administrative (“SG&A”) expenses increased $3.2 million, or 6.5%, compared with the prior-year same period.  The increase was primarily driven by increased SG&A expenses from Nubiola of $3.5 million.

For the three months ended March 31, 2016, net loss was $9.7 million, compared with net income of $9.0 million in 2015, and net loss attributable to common shareholders was $10.0 million, compared with net income attributable to common shareholders of $11.0 million in 2015. Income from continuing operations was $19.8 million for the three months ended March 31, 2016, compared with income from continuing operations of $13.0 million for the three months ended March 31, 2015.  Our total gross profit for the first quarter of 2016 was $84.2 million, compared with $70.6 million for the three months ended March 31, 2015.

Outlook

During the first quarter of 2016, the Company delivered strong performance, despite challenging economic conditions in Latin America.  For the quarter, sales increased by 6% due to recent acquisitions.  In addition, gross profit, as a percentage of net sales, increased to 30.4% from 26.9%.  Partially offsetting the higher gross profit were increased SG&A costs, primarily driven by the acquisitions. Our effective tax rate for the first quarter of 2016 was 28.9%, compared to 15.9% in the first quarter of 2015, driven by timing of the implementation of certain tax planning actions in 2016, and certain discrete items favorably impacting the first quarter of 2015.  We continue to expect the full year 2016 tax rate to be in the range of 27% - 28%.

For the remainder of 2016, we anticipate benefitting from strategic actions taken to improve growth in our core businesses and will continue to benefit from recent acquisitions.  We expect tile sales, particularly in Asia, the Middle East and Northern Africa, and Southern Europe will continue to stabilize and rebound, providing growth, in addition to recent acquisitions.  Certain economies where we, or our customers, participate, however, are expected to remain weak, including Argentina and Brazil.  The net impact is expected to result in increased sales growth over the remainder of the year, before consideration of foreign currency impacts.  Gross profit as a percentage of net sales is expected to be greater than 2015 levels due to strong volumes and a richer product mix, in part due to increased sales of tile coatings.

We remain focused on the integration of Vetriceramici, Nubiola, Al Salomi and Ferer, and continue to work toward achieving the identified synergies.  We will continue to focus on opportunities to optimize our cost structure and make our business processes and systems more efficient, and leverage tax planning opportunities.  We continue to expect cash flow from operating activities will be positive for the year, providing additional liquidity to fund acquisitive growth.

Further, we are continuing efforts to divest our Europe-based Polymer Additives assets, including the Antwerp, Belgium dibenzoates manufacturing assets, and related Polymer Additives European headquarters and lab facilities.  The assets associated with this facility are currently classified as held-for-sale on our condensed consolidated balance sheets.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations - Consolidated

Comparison of the three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016,  income from continuing operations was $19.8  million, compared with $13.0 million income from continuing operations for the three months ended March 31, 2015.  Net loss was $9.7 million, compared with net income of $9.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net loss attributable to common shareholders was $10.0 million, or loss per share of $0.12, compared with net income attributable to common shareholders of $11.0 million, or earnings per share of $0.12, for the three months ended March 31, 2015.

Net Sales

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Net sales	277,451	262,772	14,679	5.6%
Cost of sales	193,222	192,137	1,085	0.6%
Gross profit	$84,229	$70,635	$13,594	19.2%
Gross profit as a % of net sales	30.4%	26.9%

Net sales increased by  $14.7 million, or 5.6%, in the three months ended March 31, 2016,  compared with the prior-year same period driven by higher sales in Pigments, Powders and Oxides of $34.6 million, partially offset by lower sales in Performance Colors and Glass and Performance Coatings of $11.3 million and $8.7 million, respectively.    The increase in net sales was primarily driven by the sales from Nubiola of $33.4 million, which was acquired in the third quarter of 2015.

Gross Profit

Gross profit increased $13.6 million, or 19.2%, in the three months ended March 31, 2016, compared to the prior-year same period, and as a percentage of net sales, it increased 350 basis points to  30.4%.  The increase in gross profit was driven by Pigments, Powders and Oxides and Performance Coatings of $12.4 million and $3.2 million, respectively, partially offset by a decrease in Performance Colors and Glass of $2.7 million.  The increase was primarily due to higher sales volumes and mix of $9.0 million, lower raw material costs of $6.6 million and lower manufacturing costs of $5.6 million, partially offset by unfavorable product pricing of $5.2 million and unfavorable foreign currency impacts of $3.1 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues
Europe	$128,700	$115,837	$12,863	11.1%
United States	70,171	68,811	1,360	2.0%
Asia Pacific	42,939	38,936	4,003	10.3%
Latin America	35,641	39,188	(3,547)	(9.1)%
Net sales	$277,451	$262,772	$14,679	5.6%

The increase in net sales of $14.7 million, compared with the prior-year same period, was driven by increases in Europe, Asia Pacific and the United States of $12.9 million, $4.0 million and $1.4 million,  respectively, partially offset by a decrease in Latin America of $3.5 million. The increases in Europe and Asia Pacific were primarily attributable to Nubiola sales of $12.9 million and $4.0 million, respectively, which was acquired in the third quarter of 2015. The increase in the United States was attributable to Nubiola sales of $8.8 million, partially offset by lower sales in Performance Colors and Glass of $7.0 million and Performance Coatings of $1.2 million. The decrease in Latin America was due to the sale of our interest in an operating affiliate in Venezuela (“Venezuela”) in the fourth quarter of 2015, which contributed $4.5 million of the decrease.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$128,336	$114,883	$13,453	11.7%
United States	59,628	50,728	8,900	17.5%
Asia Pacific	54,528	51,749	2,779	5.4%
Latin America	34,959	45,412	(10,453)	(23.0)%
Net sales	$277,451	$262,772	$14,679	5.6%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$30,829	$29,033	$1,796	6.2%
Incentive compensation	1,985	1,652	333	20.2%
Stock-based compensation	1,626	2,114	(488)	(23.1)%
Pension and other postretirement benefits	38	(1,689)	1,727	(102.2)%
Bad debt	(122)	(290)	168	(57.9)%
Business development	1,100	1,618	(518)	(32.0)%
All other expenses	17,190	17,018	172	1.0%
Selling, general and administrative expenses	$52,646	$49,456	$3,190	6.5%

SG&A expenses were $3.2 million higher in the three months ended March 31, 2016,  compared with the prior-year same period.  Included in SG&A expenses were $3.5 million and $0.2 million of expenses attributable to Nubiola and Al Salomi, which were acquired in the third quarter of 2015 and the fourth quarter of 2015, respectively.  The increase in pension and other postretirement benefits of $1.7 million is a result of the effect of a lower expected return on plan assets. These increases were offset by lower stock-based compensation expense of $0.5 million and lower business development expenses of $0.5 million.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as Strategic services and other SG&A costs as Functional services.

	Three Months Ended
	March 31,

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Strategic services	$28,404	$25,721	$2,683	10.4%
Functional services	20,631	19,969	662	3.3%
Incentive compensation	1,985	1,652	333	20.2%
Stock-based compensation	1,626	2,114	(488)	(23.1)%
Selling, general and administrative expenses	$52,646	$49,456	$3,190	6.5%

SG&A expenses were $3.2 million higher in the three months ended March, 31, 2016, compared with the prior-year same period.  The increase in strategic and functional services was driven by increased expenses from Nubiola of $2.3 million and $1.2 million, respectively, which was acquired in the third quarter of 2015.

Restructuring and Impairment Charges

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Employee severance	$532	$271	$261	96.3%
Other restructuring costs	349	238	111	46.6%
Restructuring and impairment charges	$881	$509	$372	73.1%

Restructuring and impairment charges increased in the first quarter of 2016 compared with the prior-year same period. The increase was primarily due to restructuring activities associated with recent acquisitions.

Interest Expense

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,544	$3,278	$1,266	38.6%
Amortization of bank fees	315	297	18	6.1%
Interest capitalization	(12)	(425)	413	(97.2)%
Interest expense	$4,847	$3,150	$1,697	53.9%

Interest expense increased the first quarter of 2016 compared with the prior-year same period. The increase in interest expense was due to an increase in the average long-term debt balance for the three months ended March 31, 2016, compared with the prior-year same period.

Income Tax Expense

During the first quarter of 2016, income tax expense was $8.0 million, or 28.9% of pre-tax income.  In the first quarter of 2015, we recorded tax expense of $2.5 million, or 15.9% of pre-tax income.  The tax expense in the first quarter of 2016 and 2015, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences.  The first quarter 2015 tax expense was further lowered as a result of a release of a portion of the net valuation allowance that was recorded against the net deferred tax assets as the consequence of accounting for an acquisition in that period.

Results of Operations - Segment Information

Comparison of the three months ended March 31, 2016 and 2015

Performance Coatings

	Three Months Ended				Change due to
	March 31,					Volume /
	2016	2015	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$128,124	$136,786	$(8,662)	(6.3)%	$(6,465)	$8,745	$(10,942)	$—
Segment gross profit	32,115	28,875	3,240	11.2%	(6,465)	4,945	(2,111)	6,871
Gross profit as a % of segment net sales	25.1%	21.1%

       Net sales declined in Performance Coatings compared with the prior-year same period, primarily driven by a decrease in sales of $10.4 million in frits and glazes, $3.3 million in porcelain enamel and $1.4 million in other tile product lines, partially mitigated by an increase of $0.8 million in color products and $5.6 million in sales from Al Salomi, which was acquired in the fourth quarter of 2015.  The decrease in net sales was driven by unfavorable foreign currency impacts of $10.9 million and lower product pricing of $6.5 million, partially mitigated by increased sales volume and mix of $8.7 million. Gross profit increased $3.2 million from the prior-year same period, primarily driven by lower manufacturing costs of $5.0 million, higher sales volumes and mix of $5.0 million, and lower raw materials of $1.8 million, partially mitigated by unfavorable product pricing impacts of $6.5 million and unfavorable foreign currency impacts of $2.1 million.

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$72,026	$67,711	$4,315	6.4%
Latin America	23,245	33,674	(10,429)	(31.0)%
Asia Pacific	21,568	22,915	(1,347)	(5.9)%
United States	11,285	12,486	(1,201)	(9.6)%
Total	$128,124	$136,786	$(8,662)	(6.3)%

The net sales decrease of $8.7 million was driven by declines in Latin America, Asia Pacific and the United States, partially mitigated by an increase in Europe.  The sales decline in Latin America was primarily driven by lower sales from Venezuela of $4.5 million, which was sold in the fourth quarter of 2015, and lower sales in frits and glazes of $6.9 million.  The sales decline in Asia Pacific and the United States was driven by lower sales in porcelain enamel of $1.6 million and $1.2 million, respectively. The increase in sales in Europe was primary attributable to $5.6 million in sales from Al Salomi, which was acquired in the fourth quarter of 2015.

Performance Colors and Glass

	Three Months Ended				Change due to
	March 31,					Volume /
	2016	2015	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$88,170	$99,464	$(11,294)	(11.4)%	$925	$(9,451)	$(2,768)	$—
Segment gross profit	31,838	34,489	(2,651)	(7.7)%	925	(6,490)	(934)	3,848
Gross profit as a % of segment net sales	36.1%	34.7%

       Net sales decreased compared with the prior-year same period, primarily driven by lower sales of our electronics, decoration and industrial products of $5.9 million, $4.4 million and $1.7 million, respectively.  Net sales were impacted by unfavorable volume and mix of $9.5 million and unfavorable foreign currency impacts of $2.8 million, partially mitigated by higher product pricing of $0.9 million. Gross profit decreased from the prior-year same period, primarily due to lower sales volumes and mix of $6.5 million and unfavorable foreign currency impacts of $0.9 million, partially mitigated by lower raw material costs of $3.6 million, higher product pricing of $0.9 million and lower manufacturing costs of $0.2 million.

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$39,096	$43,447	$(4,351)	(10.0)%
United States	30,489	37,448	(6,959)	(18.6)%
Asia Pacific	14,241	13,474	767	5.7%
Latin America	4,344	5,095	(751)	(14.7)%
Total	$88,170	$99,464	$(11,294)	(11.4)%

The net sales decline of $11.3 million was driven by lower sales in the United States, Europe, and Latin America, partially mitigated by increased sales in Asia Pacific. The decrease in sales in the United States and Europe was attributable to lower sales across all product lines, and the decline in sales in Latin America was primarily due to lower sales of decoration products of $0.9 million. The increase in sales in Asia Pacific was primarily due to higher sales of automotive and decoration products of $1.0 million and $0.3 million, respectively, partially mitigated by lower sales in electronics and industrial products of $0.3 million and $0.2 million, respectively.

Pigments, Powders and Oxides

	Three Months Ended				Change due to
	March 31,					Volume /
	2016	2015	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$61,157	$26,522	$34,635	130.6%	$389	$34,593	$(347)	$—
Segment gross profit	20,286	7,854	12,432	158.3%	389	10,621	(102)	1,524
Gross profit as a % of segment net sales	33.2%	29.6%

       Net sales increased compared with the prior-year same period, primarily due to higher sales from Nubiola of $33.4 million, which was acquired in the third quarter of 2015.  Net sales were positively impacted by higher volumes and mix of $34.6 million and favorable product pricing of $0.4 million, partially offset by unfavorable foreign currency impacts of $0.3 million.  Gross profit increased from the prior-year same period, primarily due to higher sales volumes and mix of $10.6 million, favorable raw material costs of $1.2 million, lower manufacturing costs of $0.3 million and favorable product pricing of $0.4 million, partially offset by unfavorable foreign currency impacts of $0.1 million.

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$28,397	$18,877	$9,520	50.4%
Europe	17,578	4,679	12,899	275.7%
Asia Pacific	7,130	2,547	4,583	179.9%
Latin America	8,052	419	7,633	1,821.7%
Total	$61,157	$26,522	$34,635	130.6%

Net sales increased $34.7 million, primarily driven by increased sales from Nubiola of $33.4 million, which was acquired in the third quarter of 2015 and contributed sales in all regions.

Summary of Cash Flows for the three months ended March 2016 and 2015

	Three Months Ended
	March 31,
	2016	2015	$ Change
	(Dollars in thousands)
Net cash (used in) operating activities	$(10,161)	$(10,269)	$108
Net cash (used in) investing activities	(11,688)	(20,267)	8,579
Net cash provided by (used in) financing activities	19,200	(2,548)	21,748
Effect of exchange rate changes on cash and cash equivalents	134	(2,241)	2,375
(Decrease) in cash and cash equivalents	$(2,515)	$(35,325)	$32,810

Details of net cash provided by operating activities were as follows:

	Three Months Ended
	March 31,
	2016	2015	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(9,730)	$9,015	$(18,745)
(Gain) loss on sale of assets and business	(4,083)	294	(4,377)
Depreciation and amortization	10,672	7,814	2,858
Interest amortization	315	297	18
Restructuring and impairment	24,164	(807)	24,971
Devaluation of Venezuela	—	3,343	(3,343)
Accounts receivable	(23,582)	(11,845)	(11,737)
Inventories	(7,706)	1,427	(9,133)
Accounts payable	5,555	921	4,634
Other current assets and liabilities, net	1,876	(23,626)	25,502
Other adjustments, net	(7,642)	2,898	(10,540)
Net cash (used in) operating activities	$(10,161)	$(10,269)	$108

Cash flows from operating activities. Cash flows from operating activities increased in the first three months of 2016 compared with the prior-year same period. The increase was due to a noncash impairment charge of $24.1 million associated with the Europe-based Polymer Additives assets that are classified as discontinued operations, offset by a decrease in net income. Also, driving the increase were decreased payments associated with incentive compensation, income taxes and retirement benefits in the three months ended March 31, 2016 compared with the prior-year same period, offset by lower cash flow from working capital.

Cash flows from investing activities. Cash flows used in investing activities decreased $8.6 million in the first three months of 2016 compared with the prior-year same period. The decrease was primarily due to lower capital expenditures of $7.5 million and was primarily driven by the lower costs incurred for the Antwerp, Belgium facility which was substantially completed in the fourth quarter of 2015.

Cash flows from financing activities. Cash flows provided by financing activities increased $21.7 million in the first three months of 2016 compared with the prior-year same period, primarily as a result of a net borrowing increase of $33.8 million, partially offset by the purchase of treasury stock of $11.4 million.

Capital Resources and Liquidity

Credit Facility

On July 31, 2014, the Company entered into a credit facility (the “Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The Credit Facility consisted of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. On January 25, 2016, the Company amended the Credit Facility by entering into the Incremental Assumption Agreement (the “Incremental Agreement”) to increase the revolving line of credit commitment amount from $200 million to $300 million.  The Company then used a portion of the increase in the revolving line of credit to repay $50 million of the term loan facility. The Credit Facility was amended and a portion of the outstanding term loans were repaid to increase the amount of total liquidity available under the Credit Facility and reduce the total cost of borrowings.

Principal payments on the term loan facility of $0.75 million quarterly, are payable commencing December 31, 2014, with the remaining balance due on the maturity date. At March 31, 2016, the Company had borrowed $245.5 million under the term loan facility,  taking into account all prior quarterly payments and the $50 million prepayment that was made in January 2016, at an annual rate of 4.0%.  There are no additional borrowings available under the term loan facility.

Subject to certain conditions, the Company can request up to $100 million of additional commitments under the Credit Facility, though the lenders are not required to provide such additional commitments. In addition, up to $100 million of the revolving line of credit will be available to certain of the Company’s subsidiaries in the form of revolving loans denominated in Euros.

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

At March 31, 2016,  the Company had borrowed $247.6 million under the revolving credit facilities at a weighted average interest rate of 3.4%.  The borrowing on the revolving credit facility was used to fund the acquisitions, the share repurchase program, and for other general business use. After reductions for outstanding letters of credit secured by these facilities, we had $48.0 million of additional borrowings available at March 31, 2016.

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

If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  At March 31, 2016, we were in compliance with the covenants of the Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million for the three months ended March 31, 2016 and 2015. We had on hand precious metals owned by participants in our precious metals program of $23.5 million at March 31, 2016, and $20.5 million at December 31, 2015, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2016, or December 31, 2015,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At March 31, 2016, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.1 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $7.9 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively. We had $6.6 million and $7.3 million of additional borrowings available under these lines at March 31, 2016 and December 31, 2015, respectively.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2016 we had $55.9 million of cash and cash equivalents. Substantially all of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions.  If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. We had additional borrowing capacity of $54.6 million at March 31, 2016, and $32.9 million at December 31, 2015, available under our various credit facilities, primarily our revolving credit facility.

Our revolving credit facility subjects us to customary financial covenants, including a leverage ratio and an interest coverage ratio. These covenants under our credit facility restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

The most critical of these ratios is the leverage ratio for the revolving credit facility. As of March 31, 2016, we were in compliance with our maximum leverage ratio covenant of 3.75x as our actual ratio was 3.23x, providing $21.9 million of EBITDA cushion on the leverage ratio, as defined within the Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $130 million for rolling four quarters, based on reasonably consistent debt levels with those as of December 31, 2015, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$488,792	$461,717
Fair value	488,859	466,571
Change in annual interest expense from 1% change in interest rates	4,996	4,690
Fixed-rate debt:
Carrying amount	4,976	4,610
Fair value	4,280	3,956
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	332,700	338,418
Carrying amount and fair value	(4,492)	(1,207)
Change in fair value from 10% appreciation of U.S. dollar	22,283	19,814
Change in fair value from 10% depreciation of U.S. dollar	(27,242)	(24,217)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of such matters to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our Credit Facility other than dividends payable solely in Capital Securities, as defined in the agreement.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2016:

			Total Number of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
January 1, 2016 to January 31, 2016	1,118,463	$9.86	1,118,463	$518,230
February 1, 2016 to February 29, 2016	56,974	$9.10	56,974	$25,000,000
March 1, 2016 to March 31, 2016	—	$—	—	$25,000,000
Total	1,175,437		1,175,437

__________________________

(1)

On July 29, 2015, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $25 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions. On October 16, 2015, the Company’s Board of Directors approved a follow-on share repurchase program for the repurchase of an additional $25 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, in privately negotiated transactions, or otherwise. On February 18, 2016, the Company’s Board of Directors approved an additional follow-on share repurchase program for the repurchase of an additional $25 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, in privately negotiated transactions, or otherwise.

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

FERRO CORPORATION (Registrant)

Date:	April 26, 2016
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2016
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

3.5

Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on April 25, 2014 (incorporated by reference to Exhibit 3.5 to Ferro’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014).

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

10.1

Incremental Assumption Agreement, dated January 25, 2016, by and among Ferro Corporation, PNC Bank, National Association, as the administrative agent, the collateral agent and as an issuer, JPMorgan Chase Bank, N.A., as an issuer, and various financial institutions as lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed January 26, 2016.

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