Form 10-K
period 2016-12-31
FERRO CORP
filed 2017-03-01
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-584

FERRO CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0217820
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
6060 Parkland Blvd. Suite 250 Mayfield Heights, OH (Address of Principal Executive Offices)	44124 (Zip Code)

Registrant’s telephone number, including area code: 216-875-5600

Securities Registered Pursuant to section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2016, was approximately $1,096,926,000.

On January 31, 2017, there were 83,438,992 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 — Business

History, Organization and Products

Ferro Corporation was incorporated in Ohio in 1919 as an enameling company and today is a leading producer of specialty materials that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets.  When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its subsidiaries unless indicated otherwise.

Ferro’s products fall into two general categories: functional coatings, which perform specific functions in the manufacturing processes and end products of our customers; and color solutions, which provide aesthetic and performance characteristics to our customers’ products. Our products are manufactured in approximately 41 facilities around the world.  They include:

•       Frits, porcelain and other glass enamels, glazes, stains, decorating colors, pigments, inks, polishing materials, dielectrics, electronic glasses, and other specialty coatings.

Ferro develops and delivers innovative products to our customers based on our strengths in the following technologies:

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

We differentiate ourselves in our industry by the consistent high quality of our products, combined with delivery of localized technical service and customized application technology support.  Our value-added technology services assist customers in their material specification and evaluation, product design, and manufacturing process characterization in order to help them optimize the application of our products.

Ferro’s operations are divided into four business units, which comprise three reportable segments listed below:

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

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2016, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

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

Raw Materials and Supplier Relations

Raw materials widely used in our operations include:

Metal Oxides:	Other Inorganic Materials:
• Aluminum oxide(1)	• Boron(2)
• Cobalt oxide(1)(2)	• Clay(2)
• Iron Oxide(1)	• Feldspar(2)
• Lead Oxide(1)	• Lithium(2)
• Nickel oxide(1)(2)	• Silica(2)
• Titanium dioxide(1)(2)	• Zircon(2)
• Zinc oxide(2)
• Zirconium dioxide(2)

Precious and Non-precious Metals:	Energy:
• Bismuth(1)	• Electricity
• Chrome(1)(2)	• Natural gas
• Copper(1)
• Gold(1)
• Silver(1)

(1)	Primarily used by the Performance Colors and Glass and the Pigments, Powders and Oxides segments.
(2)	Primarily used by the Performance Coatings segment.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials can have a significant impact on the financial performance of the related businesses. We attempt to pass through to our customers raw material cost increases.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with a particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2016 that significantly affected our manufacturing operations, but we are subject to volatile raw material costs that can affect our results of operations.

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

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with available technology.  Although we cannot precisely predict future environmental spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental protection were $1.4 million in 2016, $5.5 million in 2015, and $0.7 million in 2014. We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information becomes available.

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

Total expenditures for product and application technology, including research and development, customer technical support and other related activities,  were $27.3 million in 2016, $25.6 million in 2015, and $22.7 million in 2014.

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

Employees

At December 31, 2016, we employed 5,125 full-time employees, including 4,326 employees in our foreign consolidated subsidiaries and 799 in the United States (“U.S.”). Total employment increased by 218 in our foreign subsidiaries and by 61 in the U.S. from the prior year end due to the additions related to acquisitions and new business opportunities net of cost reduction initiatives.

Collective bargaining agreements cover 12.5% of our U.S. workforce. Approximately 8.1% of all U.S. employees are affected by labor agreements that expire in 2017, and we expect to complete renewals of these agreements with no significant disruption to the related businesses. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Domestic and Foreign Operations

We began international operations in 1927. Our products are manufactured and/or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated Subsidiaries:

• Argentina	• Egypt	• Luxembourg	• Spain
• Australia	• France	• Malaysia	• Taiwan
• Belgium	• Germany	• Mexico	• Thailand
• Brazil	• India	• Netherlands	• United Kingdom
• Bulgaria	• Indonesia	• Poland	• United States
• Canada	• Ireland	• Portugal	• Turkey
• China	• Italy	• Romania
• Colombia	• Japan	• Russia

Unconsolidated Affiliates:

• China	• Egypt	• Italy	• South Korea
• Ecuador	• Indonesia	• Spain

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

More than 70% of our net sales during 2016 were outside of the U.S. In order to support our customers, access regional markets and compete effectively, our operations are located around the world. Our operations are subject to economic, regulatory, social and political conditions in multiple locations and we are subject to risks relating to currency conversion rates. We also may encounter difficulties expanding into additional growth markets around the world. Other risks inherent in international operations include the following:

•	New and different legal and regulatory requirements and enforcement mechanisms in the U.S. and other countries;
•	U.S. and other export licenses may be difficult to obtain and we may be subject to import or export duties or import quotas or other trade restrictions or barriers;
•	Increased costs, and decreased availability, of transportation or shipping;
•	Credit risk and financial conditions of local customers and distributors;
•	Risk of nationalization of private enterprises by foreign governments or restrictions on investments;
•	Potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and
•	Political, economic and social conditions, including the possibility of hyperinflationary conditions, deflation, and political instability in certain countries.

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

As part of our strategy, we have and intend to continue to pursue acquisitions. Our success in accomplishing growth through acquisitions may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired product lines or businesses, personnel turnover, and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations.

We have a presence in regions of the world where it can be difficult for a multi-national company such as Ferro to compete lawfully with local competitors, which may cause us to lose business opportunities.

We pursue business opportunities around the world and many of our most promising growth opportunities are in developing markets and the Asia-Pacific region, including the People’s Republic of China, Latin America,  and the Middle East. Although we have been able to compete successfully in those markets to date, local laws and customs can make it difficult for a multi-national company such as Ferro to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. or other countries’ anti-bribery laws. Our strict policy of observing the highest standards of legal and ethical conduct may cause us to lose some otherwise attractive business opportunities to competitors in these regions.

We have undertaken and continue to undertake optimization and cost-savings initiatives, including restructuring programs, to improve our operating performance, but we may not be able to implement and/or administer these initiatives in the manner contemplated and these initiatives may not produce the desired results.

We have undertaken optimization and cost-savings initiatives, including restructuring programs, and may undertake additional optimization and cost-savings initiatives in the future. These initiatives involve, among other things, restructuring programs that involve plant closures and staff reductions. Although we expect these initiatives to help us achieve incremental cost savings and operational efficiencies, we may not be able to implement and/or administer these initiatives, including plant closures and staff reductions, in the manner contemplated, which could cause the initiatives to fail to achieve the desired results. Additionally, the implementation of these initiatives may result in impairment charges, some of which could be material. Even if we do implement and administer these initiatives in the manner contemplated, they may not produce the desired results. Accordingly, the initiatives that we have implemented and those that we may implement in the future may not improve our operating performance and may not help us achieve cost savings. Failure to successfully implement and/or administer these initiatives could have an adverse effect on our financial performance.

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

Certain of our products are sold into mature markets and part of our strategy is to identify and enter into markets growing more rapidly. These growth opportunities may involve new geographies, new product lines, new technologies, or new customers.  We may not successfully exploit such opportunities and our ability to increase our revenue and earnings could be impacted as a result.

We rely on information systems to conduct our business and interruption, or damage to, or failure or compromise of, these systems may adversely affect our business and results of operations.

We rely on information systems to obtain, process, analyze and manage data to forecast and facilitate the purchase and distribution of our products; to receive, process, and ship orders on a timely basis; to account for our product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; to process payments to suppliers; and to manage data and records relating to our employees, contractors, and other individuals. Our business and results of operations may be adversely affected if these systems are interrupted, damaged, or compromised or if they fail for any extended period of time, due to events including but not limited to programming errors, computer viruses and security breaches. Information privacy and security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, and prevention of privacy or security breaches cannot be assured. In addition, the processing and storage of certain information is increasingly subject to privacy and data security regulations and such regulations are country-specific and subject to differing interpretations and may be inconsistent among jurisdictions. We may be required to expend additional resources to continue to enhance our information privacy and security measures, investigate and remediate any information security vulnerabilities and/or comply with regulatory requirements. In addition, third-party service providers are responsible for managing a significant portion of our information systems, and we are subject to risk as a result of possible information privacy and security breaches of those third parties. The consequences of these risks could adversely impact our results of operations, financial condition, and cash flows.

We are subject to a number of restrictive covenants under our revolving credit facility, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

Our New Credit Facility, entered into on February 14, 2017, contains a number of restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K. These covenants include limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions and limitations on certain types of investments.  The New Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. Specific to the revolving credit facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the New Credit Facility may be accelerated and become immediately due and payable. The New Credit Facility is described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

We depend on external financial resources, and the economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

At December 31, 2016, we had approximately $574.5 million of short-term and long-term debt with varying maturities and approximately $35.1 million of off balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets, the stability of our lenders, customers and financial partners and their willingness to support our needs are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

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

If we are unable to protect our intellectual property rights, including trade secrets, or to successfully resolve claims of infringement brought against us, our product sales and financial performance could be adversely affected.

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

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. At December 31, 2016, we had $80.3 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 10 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

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

Furthermore, approximately 12.5% of our U.S. employees as of December 31, 2016, are subject to collective bargaining arrangements or similar arrangements. Approximately 8.1% of all U.S. employees are affected by labor agreements that expire in 2017, and we expect to complete renewals of these agreements with no significant disruption to the related businesses.  While we expect to be able to renew these  agreements without significant disruption to our business when they are scheduled to expire, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Employee benefit costs, especially postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

Employee benefit costs are a significant element of our cost structure. Certain expenses, particularly postretirement costs under defined benefit pension plans and healthcare costs for employees and retirees, may increase significantly at a rate that is difficult to forecast and may adversely affect our financial results, financial condition or cash flows. Changes in the applicable discount rate can affect our postretirement obligation. Declines in global capital markets may cause reductions in the value of our pension plan assets. Such circumstances could have an adverse effect on future pension expense and funding requirements. Further information regarding our retirement benefits is presented in Note 12 to the consolidated financial statements under Item 8 of this Annual Report on Form 10‑K.

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

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2016, that a one percent increase in interest rates would cause interest expense to increase by $5.6 million annually. Although interest rates have remained relatively stable over the past few years, future increases could raise our cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 8 to the consolidated financial statements under Item 8 of this Form 10-K.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease our corporate headquarters offices, which are located at 6060 Parkland Blvd., Mayfield Heights, Ohio.  The Company owns other corporate facilities worldwide.  We own principal manufacturing plants that range in size from 18,000 sq. ft. to over 700,000 sq. ft.  Plants we own with more than 250,000 sq. ft. are located in Spain; Germany; Belgium; Colombia; Mexico; Cleveland, Ohio; and Penn Yan, New York.  The locations of these principal manufacturing plants by reportable segment are as follows:

Pigments, Powders and Oxides-U.S.: Penn Yan, New York and Norcross, Georgia.  Outside the U.S.: Colombia, China, India, Belgium, France, Romania, Spain and Brazil.

Performance Colors and Glass-U.S.: Washington, Pennsylvania, and Orrville, Ohio.  Outside the U.S.:  Brazil, China, France, Germany, Mexico, Spain, and the United Kingdom.

Performance Coatings-U.S.: Cleveland, Ohio.  Outside the U.S.: Argentina, Brazil, China, Egypt, France, Indonesia, Italy, Mexico, Spain, Poland, Portugal, and Thailand.

In addition, we lease manufacturing facilities for the Performance Colors and Glass segment in the United Kingdom; Germany; Japan; Italy; King of Prussia, Pennsylvania; and Vista, California.  We also lease manufacturing facilities for the Performance Coatings segment in Italy and Poland.  In some instances, the manufacturing facilities are used for two or more segments.  Leased facilities range in size from 15,000 sq. ft. to over 100,000 sq. ft.

Item 3 — Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of such matters to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 4 — Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 1, 2017, are listed below, along with their ages and business experience during the past five years. The year indicates when the individual was named to the indicated position with Ferro, unless otherwise indicated.

Peter T. Thomas — 61

Chairman of the Board of Directors, 2014

President and Chief Executive Officer, 2013

Interim President and Chief Executive Officer, 2012

Mark H. Duesenberg — 55

Vice President, General Counsel and Secretary, 2008

Benjamin J. Schlater — 41

Vice President and Chief Financial Officer, 2016

Vice President, Corporate Development and Strategy, 2015

Treasurer and head of corporate development, strategic and financial planning and risk management, Veyance Technologies, a global manufacturing company, 2007

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2017, we had 901 shareholders of record for our common stock, and the closing price of the common stock was $14.14 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2016, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2011. At December 31, 2016, the closing price of our common stock was $14.33 per share.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURNS

COMPARISON OF FIVE-YEAR
CUMULATIVE TOTAL RETURNS*
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
FOE
S&P 500
S&P MidCap Specialty Chemicals Index

The quarterly high and low intra-day sales prices and dividends declared per share for our common stock during 2016 and 2015 were as follows:

	2016			2015
	High	Low	Dividends	High	Low	Dividends
First Quarter	$12.76	$8.47	$—	$13.49	$11.11	$—
Second Quarter	14.88	11.42	—	17.09	12.15	—
Third Quarter	14.70	11.80	—	17.07	10.75	—
Fourth Quarter	16.17	12.46	—	13.30	10.06	—

The restrictive covenants contained in our Credit Facility limit the amount of dividends we can pay on our common stock. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

The Company’s Board of Directors approved share repurchase programs, under which the Company is authorized to repurchase up to $100 million of the Company’s outstanding shares of Common Stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.

The Company repurchased 1,175,437 shares of common stock at an average price of $9.72 per share for a total cost of $11.4 million during 2016.  Under the share repurchase programs, the Company has repurchased an aggregate of 4,458,345 shares of common stock, at an average price of $11.21 per share, for a total cost of $50.0 million.  As of December 31, 2016, $50.0 million may still be purchased under the programs.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2016:

			Total Number	Maximum Dollar
			of Shares	Amount that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs
(Dollars in thousands, except for per share amounts)
October 1, 2016 to October 31, 2016	—	$—	—	$50,000,000
November 1, 2016 to November 30, 2016	—	$—	—	$50,000,000
December 1, 2016 to December 31, 2016	—	$—	—	$50,000,000
Total	—		—

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2016	2015	2014	2013	2012
	(Dollars in thousands, except for per share data)

Net sales	$1,145,292	$1,075,341	$1,111,626	$1,188,582	$1,267,695
Income (loss) from continuing operations	44,577	99,883	(8,609)	63,905	(386,104)
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	0.52	1.16	(0.10)	0.73	(4.49)
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	0.51	1.14	(0.10)	0.72	(4.49)
Cash dividends declared per common shares	-	-	-	-	-
Total assets	1,283,769	1,225,351	1,091,554	1,004,781	1,074,841
Long-term debt, including current portion	563,033	470,805	302,383	265,226	293,915

In 2015, we adopted the provisions of ASU 2015-03.  The ASU requires debt issuance costs for term loans to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The adoption resulted in the reclassification of $5.3 million, $3.4 million and $4.3 million of unamortized debt issuance costs related to the term loan from Total assets to a reduction in Long-term debt, including current portion within the financial data above as of December 31, 2014, 2013 and 2012, respectively.

In 2014, we commenced a process to market for sale all of the assets in our Polymer Additives reportable segment.  During 2014, we sold substantially all of the assets related to our North America-based Polymer Additives business, which is presented as discontinued operations in 2012 through 2014.  In 2016, we completed the disposition of the Europe-based Polymer Additives business, which is presented as discontinued operations in 2012 through 2016.

In 2014, we sold substantially all of the assets in our Specialty Plastics business, which is presented as discontinued operations in 2012 through 2014.

In 2013, we sold our Pharmaceuticals business, which is presented as discontinued operations in 2012 through 2013.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended December 31, 2016, net sales increased $70.0 million, or 6.5%, compared with 2015. The increase was driven by an increase in sales in Pigments, Powders and Oxides of $81.6 million, partially offset by a decrease in sales in Performance Coatings of $6.4 million and Performance Colors and Glass of $5.3 million. Gross profit increased $49.5 million compared with 2015.  As a percentage of net sales, gross profit rate increased approximately 260 basis points to 30.7%, from 28.1% in the prior year.

For the year ended December 31, 2016, selling, general and administrative (“SG&A”) expenses increased $24.8 million, or 11.4%, compared with 2015, primarily driven by the increase in expense in pension and other postretirement benefits of $14.9 million.

For the year ended December 31, 2016, net loss was $19.9 million, compared with net income of $63.1 million in 2015, and net loss attributable to common shareholders was $20.8 million, compared with net income attributable to common shareholders of $64.1 million in 2015. Income from continuing operations was $44.6 million for the year ended December 31, 2016, compared with income from continuing operations of $99.9 million in 2015.

2016 Transactional Activity

Business Acquisitions

Acquisition of Cappelle: As discussed in Note 4, in the fourth quarter of 2016, the Company acquired 100% of the share capital of Belgium-based Cappelle Pigments NV (“Cappelle”), a leader in specialty, high-performance inorganic and organic pigments used in coatings, inks and plastics, for €40.0 million (approximately $42.4 million).

Acquisition of ESL: As discussed in Note 4, in the fourth quarter of 2016, the Company acquired 100% of the membership interest of Electro-Science Laboratories, Inc. (“ESL”), a leader in electronic packaging materials for $78.0 million.

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

Acquisition of Ferer: As discussed in Note 4, in the first quarter of 2016, the Company completed the purchase of 100% of the equity of privately held Istanbul-based Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S. (“Ferer”) for approximately $9.4 million in cash.

Disposition of the Europe-based Polymer Additives business

As discussed in Note 3, in the third quarter of 2016, the Company completed the disposition of the Europe-based Polymer Additives business to Plahoma Two AG, an affiliate of the LIVIA Group.

Outlook

The Company delivered strong performance throughout 2016.  Sales increased 6.5% primarily due to acquisitions acquired within the last year.  In addition, gross profit, as a percentage of net sales, increased to 30.7% from 28.1%.  Partially offsetting the higher gross profit were increased SG&A costs, primarily driven by an increase in pension and postretirement benefits expense and incentive compensation expense. Our effective tax rate for 2016 was 28.6%.

For 2017, we expect gross margin will continue to improve.  We anticipate benefitting from strategic actions taken to improve growth in our core businesses and will continue to benefit from recent acquisitions. Raw material costs are expected to increase in 2017, however our expectation is to offset these cost increases through pricing actions, product reformulations and optimization actions.  In addition, foreign currency exchange rates continue to be volatile, and we anticipate changes in rates will adversely impact reported results.

We remain focused on the integration of our recent acquisitions and continue to work toward achieving the identified synergies.  We will continue to focus on opportunities to optimize our cost structure and make our business processes and systems more efficient, and to leverage tax planning opportunities.  We continue to expect cash flow from operating activities to be positive for 2017, providing additional liquidity.

Results of Operations - Consolidated

Comparison of the years ended December 31, 2016 and 2015

For the year ended December 31, 2016, income from continuing operations was $44.6 million, compared with income from continuing operations of $99.9 million in 2015. For the year ended December 31, 2016, net loss was $19.9 million, compared with net income of $63.1 million in 2015. For the year ended December 31, 2016, net loss attributable to common shareholders was $20.8 million, or $0.25 loss per share, compared with net income attributable to common shareholders of $64.1 million, or $0.74 earnings per share in 2015.

Net Sales

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,145,292	$1,075,341	$69,951	6.5%
Cost of sales	794,075	773,661	20,414	2.6%
Gross profit	$351,217	$301,680	$49,537	16.4%
Gross profit as a % of net sales	30.7%	28.1%

Net sales increased by $70.0 million, or 6.5%, in the year ended December 31, 2016, compared with the prior year. The net sales increase was driven by higher sales in Pigments, Powders and Oxides of $81.6 million, partially offset by a decrease in sales in Performance Colors and Glass of $5.3 million and Performance Coatings of $6.4 million.  The increase in net sales was primarily driven by the sales from Nubiola of $66.3 million and sales from Al Salomi of $22.1 million, partially offset by a decrease in sales of frits and glazes from Latin America of $23.9 million.

Gross Profit

Gross profit increased $49.5 million, or 16.4%, in 2016 to $351.2 million, compared with $301.7 million in 2015 and, as a percentage of net sales, it increased 260 basis points to 30.7%. The significant driver of the increased gross profit was strong performance in our Pigments, Powders and Oxides segment which exceeded prior-year gross profit by $38.6 million, primarily driven by sales from Nubiola.    The increase in gross profit was primarily due to an increase in sales volumes and mix of $48.6 million, decreases in raw material costs of $21.0 million and decreases in  manufacturing costs of $11.1 million, partially offset by unfavorable product pricing of $15.0 million and unfavorable  foreign currency impacts of $9.1 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
Europe	$515,055	$474,400	$40,655	8.6%
United States	300,187	281,976	18,211	6.5%
Asia Pacific	179,464	161,027	18,437	11.4%
Latin America	150,586	157,938	(7,352)	(4.7)%
Net sales	$1,145,292	$1,075,341	$69,951	6.5%

The increase in net sales of $70.0 million, compared with 2015,  was driven by increased sales from Europe, Asia Pacific and the United States, partially mitigated by a decrease in sales from Latin America.  The increase from Europe was primarily attributable to Nubiola sales of $24.6 million and an increase in  Performance Coatings sales of $11.2 million and the increase from Asia Pacific was attributable to an increase in sales in all segments. The increase from the United States was attributable to an increase in sales in Pigments, Powders and Oxides of $29.4 million, partially offset by lower sales in Performance Colors and Glass of $11.5  million. The decrease in sales from Latin America was attributable to the sale of our interest in an operating affiliate in Venezuela in 2015 which contributed $8.4 million in net sales.

The following table presents our sales on the basis of where sold products were shipped.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$501,231	$466,861	$34,370	7.4%
Asia Pacific	244,057	220,806	23,251	10.5%
United States	239,771	213,531	26,240	12.3%
Latin America	160,233	174,143	(13,910)	(8.0)%
Net sales	$1,145,292	$1,075,341	$69,951	6.5%

Selling, General and Administrative Expense

The following table includes SG&A components with significant changes between 2016 and 2015.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$119,785	$114,386	$5,399	4.7%
Business development	12,890	13,527	(637)	(4.7)%
Stock-based compensation	7,245	8,868	(1,623)	(18.3)%
Incentive compensation	10,852	4,982	5,870	117.8%
Pension and other postretirement benefits	16,417	1,494	14,923	998.9%
Bad debt	1,383	667	716	107.3%
All other expenses	73,130	72,975	155	0.2%
Selling, general and administrative expenses	$241,702	$216,899	$24,803	11.4%

SG&A expenses were $24.8 million higher in 2016 compared with the prior year.  As a percentage of net sales, SG&A expenses increased 90 basis points from 20.2% in 2015 to 21.1% in 2016. The most significant driver of the increase in SG&A expenses in 2016 was the change in the mark-to-market loss and curtailment and settlement effects on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $8.1 million, and is included within the pension and other postretirement benefits line above. The expense in 2016 was higher than the prior year due to the loss from expected returns on plan assets exceeding actual returns and a decrease in the discount rate compared with the prior year.   Excluding the impacts of the pension and other postretirement benefits expense, SG&A expenses decreased 30 basis points from 20.0% in 2015 to 19.7% in 2016.  The increase in personnel expenses was attributable to the acquisitions acquired which contributed $5.5 million and the increase in incentive compensation was a result of the Company’s performance relative to targets for certain awards compared with the prior year.

The following table presents SG&A expenses attributable to sales, research and development, and operations costs as strategic services and presents other SG&A costs as functional services.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Strategic services	$116,807	$107,729	$9,078	8.4%
Functional services	106,798	95,320	11,478	12.0%
Incentive compensation	10,852	4,982	5,870	117.8%
Stock-based compensation	7,245	8,868	(1,623)	(18.3)%
Selling, general and administrative expenses	$241,702	$216,899	$24,803	11.4%

SG&A expenses were $24.8 million higher in 2016, compared with 2015.  The increase in SG&A expenses was driven by higher expenses in functional services due to the increase in pension and other postretirement benefit expense. The increase in strategic expenses was due to the increased expenses of $8.7 million associated with the acquisitions acquired within the last year and an increase in bad debt expense of $0.7 million in 2016, compared with 2015.

Restructuring and Impairment Charges

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Employee severance	$1,353	$4,015	$(2,662)	(66.3)%
Goodwill impairment	13,198	—	13,198	NM %
Other restructuring costs	1,356	5,640	(4,284)	(76.0)%
Restructuring and impairment charges	$15,907	$9,655	$6,252	64.8%

Restructuring and impairment charges increased by $6.3 million in 2016, compared with 2015. The increase was driven by an impairment charge within our Tile Coating Systems reporting unit, a component of our Performance Coatings operating segment in 2016 of $13.2 million. This increase was partially mitigated by a decrease in employee severance cost of $2.7 million in 2016, compared with 2015 and the early termination cost of a contract associated with restructuring a corporate function of $2.8 million in 2015.

Interest Expense

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$20,246	$15,464	$4,782	30.9%
Amortization of bank fees	1,353	1,125	228	20.3%
Interest capitalization	(52)	(1,426)	1,374	(96.4)%
Interest expense	$21,547	$15,163	$6,384	42.1%

Interest expense in 2016 increased $6.4 million compared with 2015, primarily due to an increase in the average long-term debt balance for the 2016 period compared with 2015, as well as less interest capitalization associated with long-term capital projects, which was driven by the substantial completion of the Antwerp, Belgium facility in the fourth quarter of 2015.

Income Tax Expense

In 2016,  we recorded an income tax expense of $17.9 million, or 28.6% of income before income taxes, compared to an income tax benefit of $45.1 million, or (82.3%) of income before income taxes in 2015.  The 2016 effective tax rate is less than the statutory income tax rate of 35%, primarily as a result of a $5.5 million benefit related to greater levels of income earned in lower tax jurisdictions, $4.8 million net benefit for the release of valuation allowances related to deferred tax assets that were utilized in the current year, $2.0 million in net benefit for the release of valuation allowances, which are deemed no longer necessary based upon changes in the current and expected future years operating profits, $1.8 million benefit related to notional interest deductions, $2.8 million benefit for the generation of tax credits offset by a $4.1 million expense related to the impairment of book basis goodwill and a $2.1 million expense related to non-deductible expenses. The 2015 effective tax rate was less than the statutory income tax rate of 35% primarily as a result of a $3.8 million benefit related to greater levels of income earned in lower tax jurisdictions, $3.1 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized in the current year and $63.3 million benefit for the release of valuation allowances in certain jurisdictions, which are deemed no longer necessary based upon a change from a cumulative three-year loss to income and our expectation of sufficient future taxable income to be able to realize the respective benefits, offset by $2.4 million expense related to new uncertain tax positions and $1.7 million expense related to non-deductible expenses.

Comparison of the years ended December 31, 2015 and 2014

For the year ended December 31, 2015,  income from continuing operations was $99.9 million, compared with  a loss from continuing operations of  $8.6 million in 2014. For the year ended December 31, 2015, net income was $63.1 million, compared with net income of $86.2 million in 2014. For the year ended December 31, 2015, net income attributable to common shareholders was $64.1 million, or $0.74 earnings per share, compared with net income attributable to common shareholders of $86.1 million, or $0.99 earnings per share in 2014.

Net Sales

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,075,341	$1,111,626	$(36,285)	(3.3)%
Cost of sales	773,661	826,541	(52,880)	(6.4)%
Gross profit	$301,680	$285,085	$16,595	5.8%
Gross profit as a % of net sales	28.1%	25.6%

Net sales decreased by $36.3 million, or 3.3%  in the year ended December 31, 2015, compared with the prior year.  Net sales decreased $36.3 million, primarily driven by a decrease in sales in Performance Coatings and Performance Colors and Glass of $55.2 million and $30.9 million, respectively, partially mitigated by an increase in net sales in Pigments, Powders and Oxides of $49.8 million. The main driver of the decrease in net sales was unfavorable foreign currency impacts, which totaled approximately $132.4 million, and unfavorable pricing impacts of $16.6 million, partially mitigated by $56.9 million of sales from Nubiola, which was acquired in the third quarter of 2015, and $56.0 million of sales from Vetriceramici, which was acquired in the fourth quarter of 2014.

Gross Profit

Gross profit increased $16.6 million, or 5.8%  in 2015 to $301.7 million, compared with $285.1 million in 2014 and as a percentage of net sales, it increased 250 basis points to 28.1%. The significant driver of the increased gross profit was strong performance in our Pigments, Powders and Oxides segment which exceeded prior-year gross profit by $17.2 million, primarily driven by Nubiola, which was acquired in the third quarter of 2015.  Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, for step up of inventory acquired and subsequently sold in the third quarter that will not recur.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
Europe	$474,400	$499,045	$(24,645)	(4.9)%
United States	281,976	263,452	18,524	7.0%
Asia Pacific	161,027	188,099	(27,072)	(14.4)%
Latin America	157,938	161,030	(3,092)	(1.9)%
Net sales	$1,075,341	$1,111,626	$(36,285)	(3.3)%

The decline in net sales of $36.3 million, compared with 2014,  was driven by decreased sales from Europe, Asia Pacific and Latin America, partially mitigated by an increase in sales from the United States. The decline in sales from Europe was due to lower sales in Performance Colors and Glass and Performance Coatings of $23.0 million and $18.7 million, respectively, and was largely due to unfavorable foreign currency impacts. The decrease from Europe was partially  mitigated by increased sales in Pigments, Powders and Oxides of $17.1 million, driven by sales from Nubiola, which was acquired in the third quarter of 2015. The decline from Asia Pacific was driven by lower sales of $22.6 million in Performance Coatings,  lower sales of $4.5 million in Performance Colors and Glass and the result of the sale of our North American and Asian metal powders business, which comprised $7.5 million of the decrease.  The lower sales from Latin America was due to lower sales in Performance Coatings and Performance Colors and Glass of $8.9 million and $7.4 million, respectively, partially mitigated by higher sales in Pigments, Powders and Oxides of $13.2 million. The decline in sales from Latin America in Performance Coatings was primarily due to the unfavorable foreign currency impacts related to the change in currency exchange mechanisms in Venezuela during the first quarter of 2015 and the sale of our operating affiliate in Venezuela in the fourth quarter of 2015. The higher sales from the United States in 2015 compared to 2014, was driven by higher sales volumes within Pigments, Powders and Oxides and Performance Colors and Glass, partially offset by lower sales in Performance Coatings.

The following table presents our sales on the basis of where sold products were shipped.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$466,861	$489,019	$(22,158)	(4.5)%
Asia Pacific	220,806	231,348	(10,542)	(4.6)%
United States	213,531	205,456	8,075	3.9%
Latin America	174,143	185,803	(11,660)	(6.3)%
Net sales	$1,075,341	$1,111,626	$(36,285)	(3.3)%

Selling, General and Administrative Expense

The following table includes SG&A components with significant changes between 2015 and 2014.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$114,386	$107,159	$7,227	6.7%
Business development	13,527	3,468	10,059	290.1%
Stock-based compensation	8,868	9,679	(811)	(8.4)%
Incentive compensation	4,982	11,598	(6,616)	(57.0)%
Pension and other postretirement benefits	1,494	85,081	(83,587)	(98.2)%
Bad debt	667	2,657	(1,990)	(74.9)%
All other expenses	72,975	67,120	5,855	8.7%
Selling, general and administrative expenses	$216,899	$286,762	$(69,863)	(24.4)%

SG&A expenses were $69.9 million lower in 2015 compared with the prior year. As a percentage of net sales, SG&A expenses decreased 560 basis points from 25.8% in the prior year to 20.2% in 2015.  The most significant driver of the decrease in SG&A expenses in 2015 was the change in the mark-to-market loss and curtailment and settlement effects on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $80.3 million, and is included within the pension and other postretirement benefits line above. The expense in 2014 was primarily related to changes in actuarial assumptions used in calculating the value of the U.S. pension liability. In addition, during 2014, the Company adopted the use of new mortality tables within its calculation assumptions, which had a one-time impact of increasing the liability.  The new mortality tables reflect underlying increases in life expectancy of participants, thus driving longer benefit payment periods. The impact of the change in mortality assumption on the U.S. pension liability was an increase of the liability of approximately $18 million. Excluding the impacts of the pension and other postretirement benefits expense, SG&A expenses increased 190 basis points from 18.1% in 2014 to 20.0% in 2015. Included in SG&A expenses were $8.1 million and $12.5 million of expenses attributable to Nubiola and Vetriceramici, which were acquired in the third quarter of 2015 and the fourth quarter of 2014, respectively. The increase in business development costs of $10.1 million was a result of higher costs associated with professional fees that were related to business development activities. These increases were offset by lower incentive compensation expense of $6.6 million, which is based on certain performance metrics, and lower bad debt expenses of $2.0 million.  The decrease in SG&A is also a result of foreign currency impacts.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A expenses as functional services.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Strategic services	$107,729	$101,296	$6,433	6.4%
Functional services	95,320	164,189	(68,869)	(41.9)%
Incentive compensation	4,982	11,598	(6,616)	(57.0)%
Stock-based compensation	8,868	9,679	(811)	(8.4)%
Selling, general and administrative expenses	$216,899	$286,762	$(69,863)	(24.4)%

SG&A expenses were $69.1 million lower in 2015, compared with 2014.  The decrease in SG&A expenses was driven by lower expenses in functional services from the change in the mark-to-market loss and curtailment and settlement effects on our defined benefit pension plans and postretirement health care and life insurance benefit plans of $80.3 million, partially offset by an increase in business development expenses of $10.1 million. Lower SG&A expenses were also driven by lower incentive and stock-based compensation expense, partially offset by higher expenses in strategic services driven by the Vetriceramici and Nubiola acquisitions.

Restructuring and Impairment Charges

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Employee severance	$4,015	$2,744	$1,271	46.3%
Lease termination costs	—	2,468	(2,468)	100.0%
Other restructuring costs	5,640	3,637	2,003	55.1%
Restructuring and impairment charges	$9,655	$8,849	$806	9.1%

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

Interest expense in 2015 decreased $1.1 million compared with 2014, primarily due to the redemption of the 7.875% Senior Notes and refinancing of the 2013 Revolving Credit Facility during the third quarter of 2014.  The decrease was partially offset by less interest capitalization associated with long-term capital projects, which was driven by the substantial completion of the Antwerp, Belgium facility in the fourth quarter of 2015.

Income Tax Expense

In 2015, we recorded an income tax benefit of $45.1 million, or (82.3%) of income before income taxes, compared to an income tax benefit of $34.2 million, or 79.9% of loss before taxes in 2014. The 2015 effective tax rate was less than the statutory income tax rate of 35% primarily as a result of $3.8 million benefit related to greater levels of income earned in lower tax jurisdictions, a $3.1 million benefit for the release of the valuation allowances related to deferred tax assets that were utilized in the current year and $63.3 million benefit for the release of valuation allowances in certain jurisdictions, which are deemed no longer necessary based upon a change from a cumulative three-year loss to income and our expectation of sufficient future taxable income to be able to realize the respective benefits, offset by $2.4 million expense related to new uncertain tax positions and $1.7 million expense related to non-deductible expenses.  The 2014 effective tax rate was greater than the statutory income tax rate of 35% primarily as a result of a $17.4 million benefit related to the release of valuation allowances for deferred tax assets that were utilized in the 2014, the release of valuation allowances deemed no longer necessary and the expiration of fully valued tax attributes, $15.2 million of benefit related to 2014 domestic foreign tax credit generated and utilized, and foreign tax rate differences from the statutory income tax rate of 35%.

Results of Operations - Segment Information

Comparison of the years ended December 31, 2016 and 2015

Performance Coatings

					Change due to
						Volume /
	2016	2015	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$526,981	$533,370	$(6,389)	(1.2)%	$(15,923)	43,979	(34,445)	$—
Segment gross profit	139,454	126,945	12,509	9.9%	(15,923)	23,181	(7,265)	12,516
Gross profit as a % of segment net sales	26.5%	23.8%

Net sales declined in Performance Coatings compared with 2015, primarily driven by a decrease in sales of $20.9 million in frits and glazes, and $8.4 million due to the sale of our Venezuela business, partially mitigated by $22.1 million in sales from Al Salomi.  The decrease in net sales was impacted by unfavorable foreign currency impacts of $34.4 million and lower product pricing of $15.9 million, partially offset by increased sales volume and mix of $44.0 million. Gross profit increased $12.5 million from 2015, primarily driven by lower manufacturing costs of $4.6 million, higher sales volumes and mix of $23.2 million, and lower raw material costs of $7.9 million, partially offset by unfavorable product pricing impacts of $15.9 million and unfavorable foreign currency impacts of $7.3 million.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$289,780	$278,581	$11,199	4.0%
Latin America	101,565	123,152	(21,587)	(17.5)%
Asia Pacific	89,573	85,850	3,723	4.3%
United States	46,063	45,787	276	0.6%
Net sales	$526,981	$533,370	$(6,389)	(1.2)%

The net sales decrease of $6.4  million was driven by declines in sales from Latin America, partially mitigated by an increase in sales from Europe, Asia Pacific and the United States.  The sales decline from Latin America included a decrease in sales in frits and glazes of $23.9 million and a decrease in sales from Venezuela of $8.4 million, partially mitigated by increased sales in digital inks and opacifiers of $5.7 million and $5.3 million, respectively.  The increase in sales from Europe was primary attributable to $22.1 million in sales from Al Salomi, partially offset by decreased sales in digital inks and Vetriceramici products of $5.7 million and $4.6 million, respectively.  The increase from Asia Pacific was primarily due to increased sales in digital inks and frits and glazes of $2.7 million and $2.5 million, partially offset by decreased sales in porcelain enamel of $1.3 million.  The increase from the United States was fully attributable to increased sales in porcelain enamel of $0.3 million.

Performance Colors and Glass

					Change due to
						Volume /
	2016	2015	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$371,464	$376,769	$(5,305)	(1.4)%	$587	$(951)	$(4,941)	$—
Segment gross profit	133,716	128,209	5,507	4.3%	587	(3,224)	(1,636)	9,780
Gross profit as a % of segment net sales	36.0%	34.0%

Net sales decreased compared with 2015, primarily driven by lower sales of our electronics products and industrial products of $3.1 million and $2.8 million, respectively. Net sales were impacted by unfavorable foreign currency impacts of $4.9 million and  unfavorable volume and mix of $1.0 million, partially mitigated by higher product pricing of $0.6 million. Gross profit increased from 2015, primarily due to lower raw material costs of $7.9 million, lower manufacturing costs of $1.9 million and higher product pricing of $0.6 million, partially offset by lower sales volumes and mix of $3.2 million and unfavorable foreign currency impacts of $1.6 million.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$160,475	$157,174	$3,301	2.1%
United States	132,432	143,919	(11,487)	(8.0)%
Asia Pacific	59,121	56,082	3,039	5.4%
Latin America	19,436	19,594	(158)	(0.8)%
Net sales	$371,464	$376,769	$(5,305)	(1.4)%

The net sales decline of $5.3 million was driven by lower sales from the United States and Latin America, partially mitigated by increased sales from Europe and Asia Pacific. The decrease in sales from the United States was attributable to lower sales across all product lines, and the decline in sales from Latin America was primarily due to lower sales of decoration products of $0.2 million.  The increase in sales from Europe was partially attributable to increased sales of electronics and automobile products of $2.3 million and $1.4 million, respectively, partially offset by a decrease in sales in industrial products of $0.9 million.  The increase in sales from Asia Pacific was primarily due to higher sales of automotive products of $3.4 million, partially offset by lower sales in decoration products of $0.3 million.

Pigments, Powders and Oxides

					Change due to
						Volume /
	2016	2015	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$246,847	$165,202	$81,645	49.4%	$368	82,100	(823)	$—
Segment gross profit	84,293	45,678	38,615	84.5%	368	28,615	(186)	9,818
Gross profit as a % of segment net sales	34.1%	27.6%

Net sales increased compared with 2015, primarily due to higher sales from Nubiola products of $66.3 million, an increase in sales of surface technology products and of pigments of $6.1 million and $5.7 million, respectively, and an increase in sales from Cappelle of $2.2 million.  Net sales were positively impacted by higher volumes and mix of $82.1 million and favorable product pricing of $0.4 million, partially offset by unfavorable foreign currency impacts of $0.8 million.  Gross profit increased from 2015, primarily due to higher sales volumes and mix of $28.6 million, favorable raw material costs of $5.2 million, lower manufacturing costs of $4.6 million and  favorable product pricing of $0.4 million, partially offset by unfavorable foreign currency impacts of $0.2 million. Gross profit was negatively impacted by a charge of $5.8 million in 2015, related to a purchase price adjustment from the acquisition of Nubiola for step up of inventory acquired and subsequently sold that will not recur.

	2016	2015	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$121,692	$92,270	$29,422	31.9%
Europe	64,800	38,645	26,155	67.7%
Asia Pacific	30,770	19,095	11,675	61.1%
Latin America	29,585	15,192	14,393	94.7%
Net sales	$246,847	$165,202	$81,645	49.4%

The increase in net sales of $81.6 million compared with 2015 was due to higher sales across all regions.  The increase in sales from the United States was driven by increased sales from Nuiobla of $17.7 million and increased sales in surface technology and pigments of $6.1 million and $3.6 million, respectively. The increase in sales from Europe and Latin America was driven by sales from Nubiola of $24.6 million and $14.6 million, respectively.  The increase in sales from Asia Pacific was primarily driven by sales from Nubiola of $9.3 million and pigments of $2.5 million.

Comparison of the years ended December 31, 2015 and 2014

Performance Coatings

					Change due to
						Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$533,370	$588,538	$(55,168)	(9.4)%	$(19,411)	$55,049	$(90,806)	$—
Segment gross profit	126,945	131,043	(4,098)	(3.1)%	(19,411)	15,053	(18,667)	18,927
Gross profit as a % of segment net sales	23.8%	22.3%

Net sales decreased in Performance Coatings compared with 2014 due to lower sales of frits and glazes, colors, porcelain enamels, digital inks and other tile product lines of $54.3 million, $17.9 million, $17.8 million, $12.8 million and $6.9 million, respectively. The sales decline was partially mitigated by an increase of $54.5 million in sales from Vetriceramici, which was acquired in the fourth quarter of 2014.  A substantial portion of the decline in sales was attributed to unfavorable foreign currency impacts of $90.8 million and lower product pricing of $19.4 million, partially mitigated by favorable mix and higher sales volumes of $22.7 million and $32.3 million, respectively. Gross profit decreased from 2014, and was driven by lower product pricing impacts of $19.4 million and unfavorable foreign currency impacts of $18.7 million, partially mitigated by favorable volume and mix of $15.1 million, lower manufacturing costs of $11.1 million and favorable raw material impacts of $7.8 million.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$278,581	$297,324	$(18,743)	(6.3)%
Latin America	123,152	132,015	(8,863)	(6.7)%
Asia Pacific	85,850	108,419	(22,569)	(20.8)%
United States	45,787	50,780	(4,993)	(9.8)%
Net sales	$533,370	$588,538	$(55,168)	(9.4)%

The net sales decrease of $55.2 million compared with 2014 reflected lower sales in all regions.  The decline from Asia Pacific was driven by lower sales of frits and glaze products, digital inks, porcelain enamels, and colors of $12.4 million, $4.0 million, $3.3 million, and $2.9 million respectively. The decline in sales from Europe was attributable to lower sales of our porcelain enamel products, partially mitigated by higher sales of tile products, including Vetriceramici sales. The decline in sales from Latin America compared to 2014 was due to lower sales in colors and porcelain enamel products, partially mitigated by higher sales of digital inks products. The decline from the United States was attributable to porcelain enamel products.

Performance Colors and Glass

					Change due to
						Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$376,769	$407,674	$(30,905)	(7.6)%	$2,451	$2,707	$(36,063)	$—
Segment gross profit	128,209	134,964	(6,755)	(5.0)%	2,451	(6,798)	(12,278)	9,870
Gross profit as a % of segment net sales	34.0%	33.1%

Net sales decreased $30.9 million in 2015 compared with 2014, with decreases of $18.0 million in decoration, $6.4 million in industrial products, $7.1 million in automotive, and $0.9 million in electronics, partially mitigated by an increase in sales of $1.5 million from Vetriceramici, which was acquired in the fourth quarter of 2014. Net sales reflected unfavorable foreign currency impacts of $36.1 million and lower sales volume of $5.3 million, partially mitigated by favorable mix of $8.0 million and higher product pricing of $2.5 million. Gross profit decreased from 2014, due to unfavorable foreign currency impacts of $12.3 million, unfavorable sales volumes and mix of $6.8 million, and higher manufacturing costs of $1.0 million, partially mitigated by favorable raw material impacts of $10.9 million and higher product pricing impacts of $2.5 million.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$157,174	$180,175	$(23,001)	(12.8)%
United States	143,919	139,937	3,982	2.8%
Asia Pacific	56,082	60,537	(4,455)	(7.4)%
Latin America	19,594	27,025	(7,431)	(27.5)%
Net sales	$376,769	$407,674	$(30,905)	(7.6)%

The decrease in net sales of $30.9 million compared with 2014, was primarily driven by lower sales in decoration products and industrial products from Europe of $8.0 million and $7.5 million, respectively, and lower sales of decoration products from Latin America and Asia Pacific of $8.3 million and $3.0 million.  The decrease was partially mitigated by higher sales in electronics products from the United States of $4.0 million.

Pigments, Powders and Oxides

					Change due to
						Volume /
	2015	2014	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$165,202	$115,414	$49,788	43.1%	$400	$54,910	$(5,522)	$—
Segment gross profit	45,678	28,480	17,198	60.4%	400	13,099	(1,250)	4,949
Gross profit as a % of segment net sales	27.6%	24.7%

Net sales increased compared with 2014, primarily due to higher volume and mix of $54.9 million, of which $56.9 million is related to sales from the Nubiola acquisition in the third quarter of 2015. The increase in sales is also due to favorable product pricing impacts of $0.4 million, partially mitigated by unfavorable foreign currency impacts of $5.5 million. Gross profit increased from 2014 and was a result of favorable volume and mix of $13.1 million, lower manufacturing costs of $3.6 million, favorable raw material impacts of $1.3 million, and higher product pricing of $0.4 million, partially offset by unfavorable foreign currency impacts of $1.2 million.  Gross profit was negatively impacted by a charge of $5.8 million related to a purchase price adjustment from the acquisition of Nubiola, which was acquired in the third quarter of 2015, for step up of inventory acquired and subsequently sold in the third quarter that will not recur.

	2015	2014	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$92,270	$72,735	$19,535	26.9%
Europe	38,645	21,546	17,099	79.4%
Asia Pacific	19,095	19,143	(48)	(0.3)%
Latin America	15,192	1,990	13,202	663.4%
Net sales	$165,202	$115,414	$49,788	43.1%

The increase in net sales of $49.8 million in 2015 compared with 2014,  was due to higher sales from the United States, Europe and Latin America.  The increase in sales from the United States was driven by increases of $4.8 million in surface finishing products, $0.6 million in pigments, and $15.2 million by sales from Nubiola, which was acquired in the third quarter of 2015, partially offset by a decrease in sales of $0.5 million in liquid coatings. The increase in sales from Europe and Latin America was driven by sales from Nubiola of $21.2 million and $13.7 million, respectively, partially offset by a decrease in sales of $4.1 million and $0.5 million in pigments, respectively.

Summary of Cash Flows for the years ended December 31, 2016,  2015, and 2014

	2016	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$62,630	$51,202	$60,473
Net cash (used for) provided by investing activities	(150,822)	(244,600)	75,204
Net cash provided by (used for) financing activities	81,997	119,726	(18,143)
Effect of exchange rate changes on cash and cash equivalents	(6,603)	(8,448)	(5,362)
(Decrease) increase in cash and cash equivalents	$(12,798)	$(82,120)	$112,172

Operating activities.  Cash flows from operating activities increased $11.4 million in 2016 compared to 2015. The increase was due to lower cash outflows for other assets and liabilities of $28.0 million and higher earnings after consideration of non-cash items of $30.4 million, partially offset by higher cash outflows for working capital of $43.2 million.

Cash flows from operating activities decreased $9.3 million in 2015 compared to 2014. The change was driven by lower net income of $23.1 million. The decrease was partially mitigated by reduced payments associated with restructuring activities of $9.8 million and by a cash inflows of $12.2 million in 2015 related to working capital, compared to cash outflows of $12.3 million in 2014.

Investing activities.  Cash flows from investing activities increased approximately $93.8 million in 2016. The increase was primarily due to lower cash outflows for business combinations of $72.6 million and lower capital expenditures of $18.1 million which was driven by lower spend for the Antwerp, Belgium facility.  This facility was substantially completed in the fourth quarter of 2015.

Cash flows from investing activities decreased approximately $319.8 million in 2015 compared with 2014.  The decrease was driven primarily by business acquisitions, net of cash acquired, of $202.2 million in 2015, compared to cash used for business acquisitions in 2014 of $115.6 million, partially offset by net proceeds from the sales of our North America-based Polymer Additives assets and Specialty Plastics business in 2014 of $149.5 million and $88.3 million, respectively. Capital expenditures decreased $10.7 million in 2015 compared with 2014.

Financing activities.  Cash flows from financing activities decreased $37.7 million in 2016 compared with 2015,  driven by the $50.0 million prepayment on the term loan facility that was made in January 2016 and a net borrowing decrease on the revolving credit facility of $28.4 million, partially mitigated by decreased purchase of treasury stock of $27.1 million and an increase in net borrowings on loans payable of $11.9 million.

Cash flows from financing activities increased $137.9 million in 2015 compared with 2014.  The increase was primarily the result of net borrowings on the revolving credit facility of $170.0 million in 2015 compared to a repayment of $9.2 million in 2014. Net borrowings in 2015 were primarily used to fund acquisitions, the Company’s share repurchase program, and for other general business use. Further, we had a cash outflow of $41.0 million in 2014, related to repayment of debt outstanding under our accounts receivable securitization program, which expired during the year.

We have paid no dividends on our common stock since 2009.

Capital Resources and Liquidity

Major debt instruments that were outstanding during 2016 are described below.

Credit Facility

On July 31, 2014, the Company entered into a  credit facility (the “Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The Credit Facility consisted of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. On January 25, 2016, the Company amended the Credit Facility by entering into the Incremental Assumption Agreement (the “Incremental Agreement”) to increase the revolving line of credit commitment amount from $200 million to $300 million.  The Company then used a portion of the increase in the revolving line of credit to repay $50 million of the term loan facility. The Credit Facility was amended and a portion of the outstanding term loan was repaid to increase the amount of total liquidity available under the Credit Facility and reduce the total cost of borrowings. On August 29, 2016, the Company amended the Credit Facility by entering into the Second Incremental Assumption Agreement (the “Second Incremental Agreement”) to increase the revolving line of credit commitment amount to $400 million. The increase in the revolving line of credit commitment was used for general corporate purposes, including acquisitions.

Principal payments on the term loan facility of $0.75 million quarterly, are payable commencing December 31, 2014, with the remaining balance due on the maturity date. At December 31, 2016, the Company had borrowed $243.3 million under the term loan facility, taking into account all prior quarterly payments and the $50 million prepayment that was made in January 2016, at an annual rate of 4.0%.  There are no additional borrowings available under the term loan facility.

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

At December 31, 2016,  the Company had borrowed $311.6 million  under the revolving credit facilities at a weighted average interest rate of 3.5%.  The borrowing on the revolving credit line was used to fund the acquisitions, the share repurchase programs, and for other general business purposes. After reductions for outstanding letters of credit secured by these facilities, we had $84.1 million of additional borrowings available under the revolving credit facilities at December 31, 2016.

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

If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  The Company was in compliance with our maximum leverage ratio covenant, as defined within our Credit Facility, as of September 30, 2016.  The financial covenants are not applicable as of December 31, 2016, due to the refinancing of the Credit Facility, which is described below.

On February 14, 2017, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance its outstanding Credit Facility and to provide liquidity for ongoing working capital requirements and general corporate purposes. The New Credit Facility consists of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million secured euro term loan facility with a term of seven years.  Refer to Note 8 for further details on the New Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements (generally referred to as our precious metals consignment program). The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.8 million, $0.8 million and $0.8 million for 2016,  2015, and 2014 respectively.  We had on hand precious metals owned by participants in our precious metals consignment program of $28.7 million at December 31, 2016 and $20.5 million at December 31, 2015, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at December 31, 2016, or December 31, 2015, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At December 31, 2016, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.4 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $7.3 million at December 31, 2016. We had $6.7 million of additional borrowings available under these lines at December 31, 2016.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the Credit Facility, and cash flows from operating activities. As of December 31, 2016, we had $45.6 million of cash and cash equivalents. Substantially all of our cash and cash equivalents were held by foreign subsidiaries.    Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs.  In 2016, cash flows from financing and operating activities were used to fund our investing activities.  Additionally, we used the borrowings available under the Credit Facility to fund the acquisitions, the share repurchase programs, and for other general business purposes. We had additional borrowing capacity $112.0 million at December 31, 2016, available under various credit facilities, primarily our revolving credit facility.

Our credit facilities contain a number of restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include customary operating restrictions, including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments. We are also subject to customary financial covenants under our credit facilities, including a leverage ratio and an interest coverage ratio. These covenants under our credit facilities restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These facilities are described in more detail in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. The most critical of these ratios is the leverage ratio for the revolving credit facility.  The Company was in compliance with the covenants, as defined within our Credit Facility, as of September 30, 2016.  The financial covenants are not applicable as of December 31, 2016, due to the refinancing of the Credit Facility.  Refer to Note 8 for further details on the New Credit Facility.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets such as  sales we completed in 2014 and 2016. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position such as the acquisitions we completed in 2016, 2015 and 2014. Generally, we publicly announce material divestiture and acquisition transactions only when we have entered into definitive agreements relating to those transactions.

The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

	2017	2018	2019	2020	2021	Thereafter	Totals
	(Dollars in thousands)
Loans Payable (1)	$11,452	$—	$—	$—	$—	$—	$11,452
Long-term debt (2)	6,105	5,612	316,813	4,601	232,176	2,634	567,941
Interest (3)	106	73	33	17	7	7	243
Operating lease obligations	8,435	5,966	5,193	3,825	2,645	4,398	30,462
Purchase commitments (4)	54,664	10,632	9,241	6,875	6,737	12,696	100,845
Taxes (5)	15,799	—	—	—	—	—	15,799
Retirement and other postemployment benefits(6)	9,590	9,411	—	—	—	—	19,001
	$106,151	$31,694	$331,280	$15,318	$241,565	$19,735	$745,743

_____________________

(1)	Loans Payable includes our loans payable to banks.
(2)	Long-term debt excludes imputed interest and executory costs on capitalized lease obligations and unamortized issuance costs on the term loan facility.
(3)	Interest represents only contractual payments for fixed-rate debt.
(4)	Purchase commitments are noncancelable contractual obligations for raw materials and energy.
(5)

We have not projected payments past 2017 due to uncertainties in estimating the amount and period of any payments.  The amount above relates to our current income tax liability as of December 31, 2016.  We have $27.8 million in gross liabilities related to unrecognized tax benefits, including $3.1 million of accrued interest and penalties that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.

(6)

The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2018 due to uncertainties regarding the assumptions involved in estimating future required contributions.

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

Restructuring and Cost Reduction Programs

In recent years, we have developed and initiated a global cost reduction program with the objectives of leveraging our global scale, realigning and lowering our cost structure, and optimizing capacity utilization. Management continues to evaluate our businesses, and therefore, there may be additional provisions for new optimization and cost-savings initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

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

The significant assumptions and ranges of assumptions we used in our impairment analyses of goodwill at October 31, 2016 and 2015, were as follows:

Significant Assumptions	2016	2015
Weighted-average cost of capital	10.75% - 13.5%	11.5% - 12.75%
Residual growth rate	3.0%	3.0%

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

Based on our 2016 annual impairment test performed as of October 31, 2016,  we recognized an impairment loss of $13.2 million in our Tile Coating Systems reporting unit, a component of our Performance Coatings segment. For the remaining reporting units tested for impairment, the fair values exceeded the carrying values of the respective reporting units by amounts ranging from 27.2% to 303.7% at the 2016 measurement date. The lowest cushion relates to goodwill associated with the Performance Coatings reportable segment, which had a goodwill balance of $28.1 million at December 31, 2016.   A future potential impairment is possible for any of these reporting units if actual results are materially less than forecasted results. Some of the factors that could negatively affect our cash flows and, as a result, not support the carrying values of our reporting units are: new environmental regulations or legal restrictions on the use of our products that would either reduce our product revenues or add substantial costs to the manufacturing process, thereby reducing operating margins; new technologies that could make our products less competitive or require substantial capital investment in new equipment or manufacturing processes; and substantial downturns in economic conditions.

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

Derivative Financial Instruments

We use derivative financial instruments in the normal course of business to manage our exposure to fluctuations in interest rates, foreign currency exchange rates, and precious metal prices. The accounting for derivative financial instruments can be complex and can require significant judgment. Generally, the derivative financial instruments that we use are not complex, and observable market-based inputs are available to measure their fair value. We do not engage in speculative transactions for trading purposes. Financial instruments, including derivative financial instruments, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk through minimum credit standards and procedures to monitor concentrations of credit risk. We enter into these derivative financial instruments with major, reputable, multinational financial institutions. Accordingly, we do not anticipate counter-party default. We continuously evaluate the effectiveness of derivative financial instruments designated as hedges to ensure that they are highly effective. In the event the hedge becomes ineffective, we discontinue hedge treatment. Except as noted below, we do not expect any changes in our risk policies or in the nature of the transactions we enter into to mitigate those risks.

We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. Our objective in entering into these forward contracts is to preserve the economic value of nonfunctional currency cash flows. Our principal foreign currency exposures relate to the Euro, the Thailand Baht, the Indonesian Rupiah, the Japanese Yen, and the Romanian Leu. We mark these forward contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as other income or expense from foreign currency transactions.

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans and retiree medical plans represent approximately 89% of pension plan assets, 73% of benefit obligations and 24% of net periodic pension expense as of December 31, 2016.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value. The market-related value recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 35% fixed income, 60% equity, and 5% other investments for U.S. plans and 75% fixed income, 24% equity, and 1% other investments for non-U.S. plans. In 2016, investment returns on average plan assets were approximately 7% within the U.S. plans and 23% within non-U.S. plans. In 2015, actual return on plan assets, were lower than the expected return. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25 Basis Point
	25 Basis Point	Decrease in
	Decrease in	Asset Return
	Discount Rate	Assumption

	(Dollars in thousands)
U.S. pension plans	$(465)	$681
U.S. retiree medical plan	(34)	N/A
Non-U.S. pension plans	(63)	17
Total	$(562)	$698

The following table provides the rates used in the assumptions and the changes between 2016 and 2015:

	2016	2015	Change
Discount rate used to measure the benefit cost:
U.S. pension plans	4.70%	4.25%	0.45%
U.S. retiree medical plan	4.50%	3.95%	0.55%
Non-U.S. pension plans	3.12%	2.72%	0.40%
Discount rate used to measure the benefit obligation:
U.S. pension plans	4.40%	4.70%	(0.30)%
U.S. retiree medical plan	4.20%	4.50%	(0.30)%
Non-U.S. pension plans	2.24%	3.12%	(0.88)%
Expected return on plan assets:
U.S. pension plans	8.20%	8.20%	—%
Non-U.S. pension plans	3.41%	3.50%	(0.09)%

Our overall net periodic benefit cost for all defined benefit plans was $20.2 million in 2016 and $1.5 million in 2015.  The change is mainly the result of increased mark to market actuarial net losses in 2016.

For 2017, assuming expected returns on plan assets and no actuarial gains or losses, we expect our overall net periodic benefit income to be approximately $1.2 million, compared with income of approximately $0.1 million in 2016 on a comparable basis.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases and productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $1.8 million at December 31, 2016. In addition, we purchase portions of our natural gas, electricity and oxygen requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $99.1 million at December 31, 2016.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$551,085	$461,717
Fair value	570,441	466,571
Change in annual interest expense from 1% change in interest rates	5,611	4,690
Fixed-rate debt:
Carrying amount	8,228	4,610
Fair value	7,315	3,956
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	338,186	338,418
Carrying amount and fair value	350	(1,207)
Change in fair value from 10% appreciation of U.S. dollar	15,589	19,814
Change in fair value from 10% depreciation of U.S. dollar	(19,054)	(24,217)

NM -- Not meaningful

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferro Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 1, 2017

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014

	(Dollars in thousands, except per share amounts)
Net sales	$1,145,292	$1,075,341	$1,111,626
Cost of sales	794,075	773,661	826,541
Gross profit	351,217	301,680	285,085
Selling, general and administrative expenses	241,702	216,899	286,762
Restructuring and impairment charges	15,907	9,655	8,849
Other expense (income):
Interest expense	21,547	15,163	16,263
Interest earned	(630)	(363)	(118)
Loss on extinguishment of debt	—	—	14,384
Foreign currency losses, net	12,906	4,495	1,159
Miscellaneous (income) expense, net	(2,660)	1,048	622
Income (loss) before income taxes	62,445	54,783	(42,836)
Income tax expense (benefit)	17,868	(45,100)	(34,227)
Income (loss) from continuing operations	44,577	99,883	(8,609)
(Loss) income from discontinued operations, net of income taxes	(64,464)	(36,779)	94,840
Net (loss) income	(19,887)	63,104	86,231
Less: Net income (loss) attributable to noncontrolling interests	930	(996)	160
Net (loss) income attributable to Ferro Corporation common shareholders	$(20,817)	$64,100	$86,071

Amounts attributable to Ferro Corporation:
Income (loss) from continuing operations, net of income tax	43,647	100,879	(8,769)
(Loss) income from discontinued operations, net of income tax	(64,464)	(36,779)	94,840
(Loss) income attributable to Ferro Corporation	$(20,817)	$64,100	$86,071
Weighted-average common shares outstanding	83,298	86,718	86,920
Incremental common shares attributable to performance shares, deferred stock units, restricted stock units, and stock options	1,612	1,715	—
Weighted-average diluted shares outstanding	84,910	88,433	86,920
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.52	$1.16	$(0.10)
Discontinued operations	(0.77)	(0.42)	1.09
	$(0.25)	$0.74	$0.99
Diluted earnings (loss):
Continuing operations	$0.51	$1.14	$(0.10)
Discontinued operations	(0.76)	(0.42)	1.09
	$(0.25)	$0.72	$0.99

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)  INCOME

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net (loss) income	$(19,887)	$63,104	$86,231
Other comprehensive loss, net of income tax:
Foreign currency translation loss	(47,101)	(40,801)	(29,415)
Reclassification adjustment for foreign currency translation included in net (loss) income	1,115	—	—
Postretirement benefit liabilities gain (loss)	330	(77)	(1,054)
Other comprehensive loss, net of income tax	(45,656)	(40,878)	(30,469)
Total comprehensive (loss) income	(65,543)	22,226	55,762
Less: Comprehensive income (loss) attributable to noncontrolling interests	599	(2,361)	(11)
Comprehensive (loss) income attributable to Ferro Corporation	$(66,142)	$24,587	$55,773

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$45,582	$58,380
Accounts receivable, net	259,687	231,970
Inventories	229,847	184,854
Deferred income taxes	—	12,088
Other receivables	37,814	34,088
Other current assets	9,087	15,695
Current assets held-for-sale	—	16,215
Total current assets	582,017	553,290
Other assets
Property, plant and equipment, net	262,026	260,429
Goodwill	148,296	145,669
Intangible assets, net	137,850	106,633
Deferred income taxes	106,454	87,385
Other non-current assets	47,126	48,767
Non-current assets held-for-sale	—	23,178
Total assets	$1,283,769	$1,225,351
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$17,310	$7,446
Accounts payable	127,655	120,380
Accrued payrolls	35,859	28,584
Accrued expenses and other current liabilities	65,203	54,664
Current liabilities held-for-sale	—	7,156
Total current liabilities	246,027	218,230
Other liabilities
Long-term debt, less current portion	557,175	466,108
Postretirement and pension liabilities	162,941	148,249
Other non-current liabilities	62,594	66,990
Non-current liabilities held-for-sale	—	1,493
Total liabilities	1,028,737	901,070
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 83.4 million and 84.0 million shares outstanding at December 31, 2016, and December 31, 2015, respectively	93,436	93,436
Paid-in capital	306,566	314,854
Retained earnings	114,690	135,507
Accumulated other comprehensive loss	(106,643)	(61,318)
Common shares in treasury, at cost	(160,936)	(166,020)
Total Ferro Corporation shareholders’ equity	247,113	316,459
Noncontrolling interests	7,919	7,822
Total equity	255,032	324,281
Total liabilities and equity	$1,283,769	$1,225,351

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury				Retained	Other	Non-
			Common	Paid-in	(Deficit)	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)(a)	Interests	Equity

	(In thousands)
Balances at December 31, 2013	6,730	$(143,802)	$93,436	$318,055	$(14,664)	$8,493	$12,325	$273,843
Net income	—	—	—	—	86,071	—	160	86,231
Other comprehensive (loss)	—	—	—	—	—	(30,298)	(171)	(30,469)
Stock-based compensation transactions	(285)	7,744	—	(651)	—	—	—	7,093
Distributions to noncontrolling interests	—	—	—	—	—	—	(682)	(682)
Balances at December 31, 2014	6,445	(136,058)	93,436	317,404	71,407	(21,805)	11,632	336,016
Net income (loss)	—	—	—	—	64,100	—	(996)	63,104
Other comprehensive (loss)	—	—	—	—	—	(39,513)	(1,365)	(40,878)
Purchase of treasury stock	3,283	(38,571)	—	—	—	—	—	(38,571)
Stock-based compensation transactions	(297)	8,609	—	(2,550)	—	—	—	6,059
Sale of noncontrolling interest							(581)	(581)
Distributions to noncontrolling interests	—	—	—	—	—	—	(868)	(868)
Balances at December 31, 2015	9,431	(166,020)	93,436	314,854	135,507	(61,318)	7,822	324,281
Net (loss) income	—	—	—	—	(20,817)	—	930	(19,887)
Other comprehensive loss	—	—	—	—	—	(45,325)	(331)	(45,656)
Purchase of treasury stock	1,175	(11,429)	—	—	—	—	—	(11,429)
Stock-based compensation transactions	(610)	16,513	—	(8,288)	—	—	—	8,225
Distributions to noncontrolling interests	—	—	—	—	—	—	(502)	(502)
Balances at December 31, 2016	9,996	$(160,936)	$93,436	$306,566	$114,690	$(106,643)	$7,919	$255,032

_____________________

(a)

Accumulated translation adjustments were ($107.7) million,  ($62.1) million, and ($22.6) million and accumulated postretirement benefit liability adjustments were $1.1 million, $0.8 million, and $0.9 million at December 31, 2016,  2015, and 2014, respectively, all net of tax.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(19,887)	$63,104	$86,231
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on sale of assets and businesses	(2,764)	1,836	(124,026)
Depreciation and amortization	46,805	41,061	35,384
Interest amortization	1,353	1,125	3,106
Restructuring and impairment charges	50,868	13,270	11,564
Loss on extinguishment of debt	—	—	14,384
Provision for allowance for doubtful accounts	1,383	639	2,731
Retirement benefits	14,436	(5,986)	55,755
Deferred income taxes	(11,451)	(66,328)	(21,310)
Stock-based compensation	7,245	8,868	9,679
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,893)	20,208	(5,667)
Inventories	(10,271)	6,562	(12,575)
Other receivables and other current assets	(3,006)	4,147	(8,570)
Accounts payable	1,162	(14,605)	5,936
Accrued expenses and other current liabilities	11,626	(23,547)	(12,515)
Other operating activities	(2,976)	848	20,366
Net cash provided by operating activities	62,630	51,202	60,473
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(24,945)	(43,087)	(53,768)
Proceeds from sale of businesses, net	—	—	237,830
Proceeds from sale of assets	3,634	642	6,740
Business acquisitions, net of cash acquired	(129,511)	(202,155)	(115,598)
Net cash (used in) provided by investing activities	(150,822)	(244,600)	75,204
Cash flows from financing activities
Net borrowings (repayments) under loans payable (1)	4,596	(7,261)	(41,101)
Proceeds from revolving credit facility	355,743	242,390	457,907
Principal payments on term loan facility	(53,000)	(3,000)	(750)
Principal payments on revolving credit facility	(214,188)	(72,390)	(467,112)
Proceeds from term loan facility	—	—	300,000
Repayment of 7.875% Senior Notes	—	—	(260,451)
Payment of debt issuance costs	(711)	—	(7,071)
Proceeds from exercise of stock options	1,140	404	684
Purchase of treasury stock	(11,429)	(38,571)	—
Other financing activities	(154)	(1,846)	(249)
Net cash provided by (used for) financing activities	81,997	119,726	(18,143)
Effect of exchange rate changes on cash and cash equivalents	(6,603)	(8,448)	(5,362)
(Decrease) increase in cash and cash equivalents	(12,798)	(82,120)	112,172
Cash and cash equivalents at beginning of period	58,380	140,500	28,328
Cash and cash equivalents at end of period	$45,582	$58,380	$140,500
Cash paid during the period for:
Interest	$17,486	$16,188	$28,536
Income taxes	$19,734	$21,364	$9,376

_____________________

(1)	Includes cash flows related to loans payable to banks, the payment of the assumption of debt relating to acquisitions and our domestic accounts receivable sales program.

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014

1. Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) is a leading producer of specialty materials that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. Ferro’s products fall into two general categories: functional coatings, which perform specific functions in the manufacturing processes and end products of our customers; and color solutions, which provide aesthetic and performance characteristics to our customers’ products. We differentiate ourselves in our industry by the consistent high quality of our products, combined with delivery of localized technical service and customized application technology support.  Our value-added technical services assist customers in their material specification and evaluation, product design, and manufacturing process characterization in order to help them optimize the application of our products. We manage our businesses through four business units that are differentiated from one another by product type. We have grouped these units by their product type below:

• Tile Coating Systems
• Porcelain Enamel
• Performance Colors and Glass
• Pigments, Powders and Oxides

We produce our products primarily in the Europe-Middle East region, the U.S., the Asia-Pacific region, and Latin America.

We sell our products directly to customers and through the use of agents or distributors throughout the world. Our products are sold principally in Europe, the U.S., the Asia-Pacific region, and Latin America. Our customers manufacture products to serve a variety of end markets, including building and renovation, electronics, automobiles, appliances, household furnishings, packaging, and industrial products.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation within the operating activities section of the Consolidated Statements of Cash Flows.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in Selling, general and administrative expenses. Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were approximately $27.3 million for 2016, $25.6 million for 2015 and $22.7 million for 2014.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified from accumulated other comprehensive loss into earnings when the hedged transaction affects earnings.  As of December 31, 2016, we did not have any derivative instruments classified as cash flow hedges. The ineffective portion, if any, in the change in value of these derivatives is immediately recognized in earnings. For derivatives that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. We use derivatives only to manage well-defined risks and do not use derivatives for speculative purposes.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

	2016	2015	2014
	(Dollars in thousands)
Allowance for doubtful accounts	$8,166	$7,784	$10,325
Bad debt expense	1,383	667	2,657

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

We maintain raw materials on our premises that we do not own, including precious metals consigned from financial institutions and customers, and consigned to our broker; and raw materials consigned to vendors. Although we have physical possession of the goods, their value is not reflected on our balance sheet because we do not have title.

We obtain precious metals under consignment agreements with financial institutions for periods of one year or less. These precious metals are primarily silver, gold, platinum, and palladium and are used in the production of certain products for our customers. Under these arrangements, the financial institutions own the precious metals, and accordingly, we do not report these precious metals as inventory on our consolidated balance sheets although they physically are in our possession. These agreements are cancelable by either party at the end of each consignment period, however, because we have access to a number of consignment arrangements with available capacity, our consignment needs can be shifted among the other participating institutions in order to ensure our supply. In certain cases,

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

these financial institutions can require cash deposits to provide additional collateral beyond the value of the underlying precious metals. The financial institutions charge us fees for these consignment arrangements, and these fees are recorded as cost of sales.

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

Recently Adopted Accounting Pronouncement

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes: Topic 740: Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position.  During the second quarter of 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to non-current on the accompanying consolidated balance sheets.  The prior reporting period was not retrospectively adjusted.  Other than this reclassification, the adoption of ASU 2015-17 did not have an impact on the Company’s consolidated financial statements.

New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment.  ASU 2017-04 is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Topic 805: Clarifying the Definition of a Business. ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This pronouncement is effective for its annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Topic 740: Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This pronouncement is effective for its annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow: Topic 230: Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 is intended to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. This pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases: Topic 842.  ASU 2016-02 requires companies to recognize a lease liability and asset on the balance sheet for operating leases with a term greater than one year.  This pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

application of which will require significant judgment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our evaluation of ASU 2014-09 is ongoing.  While we anticipate some changes to revenue recognition for certain customer contracts, we do not currently believe ASU 2014-09 will have a material effect on our consolidated financial statements.

No other new accounting pronouncements issued or with effective dates during fiscal 2016 had or are expected to have a material impact of the Company’s consolidated financial statements.

3. Discontinued Operations

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

During 2016, the Company completed the disposition of the Europe-based Polymer Additives business to Plahoma Two AG, an affiliate of the LIVIA Group.  The Company made a capital contribution of €12 million (approximately $13.6 million) to its subsidiaries that owned the assets prior to the close of the sale.  In 2016, an impairment charge of $50.9 million was recorded under ASC Topic 360 Property, Plant and Equipment. The charge was calculated as the difference of the executed transaction price and the carrying value of the assets. The impairment charge included $1.1 million associated with the reclassification of foreign currency translation loss from Accumulated other comprehensive loss.  The Europe-based Polymer Additives operating results, net of income tax, are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented and the assets and liabilities are classified as held-for-sale in the accompanying consolidated balance sheet at December 31, 2015, as the criteria to do so under ASC Topic 360, Property, Plant and Equipment were met as of the respective reporting dates.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

The table below summarizes results for Polymer Additives and Specialty Plastics, for the years ended December 31, 2016, 2015 and 2014, which are reflected in our consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	2016	2015	2014
	(Dollars in thousands)
Net sales	$18,481	$33,825	$343,348
Cost of sales	28,473	53,213	295,697
Gross (loss) profit	(9,992)	(19,388)	47,651
Selling, general and administrative expenses	3,094	4,189	17,737
Restructuring and impairment charges	50,902	11,792	21,769
Interest expense	325	763	3,846
Gain on sale of business, net	—	—	(127,579)
Miscellaneous (income) expense, net	(392)	647	1,090
(Loss) income from discontinued operations before income taxes	(63,921)	(36,779)	130,788
Income tax expense	543	—	35,948
(Loss) income from discontinued operations, net of income taxes	$(64,464)	$(36,779)	$94,840

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2015:

December 31, 2015

Accounts receivable, net	$4,028
Inventories	9,733
Other current assets	2,454
Current assets held-for-sale	16,215
Property, plant and equipment, net	22,973
Other non-current assets	205
Non-current assets held-for-sale	23,178
Total assets held-for-sale	$39,393

Accounts payable	$5,736
Accrued expenses and other current liabilities	1,420
Current liabilities held-for-sale	7,156
Other non-current liabilities	1,493
Total liabilities held-for-sale	$8,649

4. Acquisitions

Cappelle

On December 9, 2016, the Company acquired 100% of the share capital of Belgium-based Cappelle Pigments NV (“Cappelle”), a leader in specialty, high-performance inorganic and organic pigments used in coatings, inks and plastics, for €40.0 million (approximately $42.4 million).  The acquired business contributed net sales of $2.2 million and net loss attributable to Ferro Corporation of $1.8 million for the period from December 9, 2016, to December 31, 2016. The loss attributable to Ferro Corporation was primarily driven by purchase price adjustments.

The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. The

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Company preliminarily recorded $3.5 million of goodwill, $24.1 million of personal and real property, $3.5 million of a deferred tax liability, debt of $10.3 million and $28.6 million of net working capital on the consolidated balance sheet.

ESL

On October 31, 2016, the Company acquired 100% of the membership interest of Electro-Science Laboratories, Inc. (“ESL”), a leader in electronic packaging materials for $78.0 million.  ESL is headquartered in King of Prussia, Pennsylvania.  The acquisition of ESL enhances the Company’s position in the electronic packaging materials space with complementary products, and offers a platform for growth in our Performance Colors and Glass segment.  ESL produces thick-film pastes and ceramics tape systems that enable important functionality in a wide variety of industrial and consumer applications.  The acquired business contributed net sales of $6.1 million and net income attributable to Ferro Corporation of $0.5 million for the period from October 31, 2016, to December 31, 2016. The Company incurred acquisition costs during the year ended December 31, 2016 of $1.9 million, which is included in Selling, general and administrative expenses in our consolidated statements of operations.

The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. The Company preliminarily recorded $39.5 million of intangible assets, $19.9 million of goodwill, $2.9 million of personal and real property,  $2.0 million of a deferred tax liability related to the amortizable intangibles assets and $17.7 million of net working capital on the consolidated balance sheet.

Delta Performance Products

On August 1, 2016, the Company acquired certain assets of Delta Performance Products, LLC, for a cash purchase price of $4.4 million.  The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. The Company preliminarily recorded $3.2 million of amortizable intangible assets, $0.4 million of goodwill, $0.2 million of a deferred tax asset and $0.6 million of net working capital on the consolidated balance sheet.

Pinturas

On June 1, 2016, the Company acquired 100% of the equity of privately held Pinturas Benicarló, S.L. (“Pinturas”) for €16.5 million in cash (approximately $18.4 million). The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of December 31, 2016, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $8.8 million of amortizable intangible assets, $3.9 million of goodwill, $0.7 million of personal and real property, $2.7 million of a deferred tax liability related to the amortizable intangible assets, and $7.7 million of net working capital on the consolidated balance sheet.

Ferer

On January 5, 2016, the Company completed the purchase of 100% of the equity of privately held Istanbul-based Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S. (“Ferer”) on a cash-free and debt-free basis for $9.4 million in cash. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of December 31, 2016, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

preliminarily recorded $3.3 million of amortizable intangible assets, $4.5 million of goodwill, $0.6 million of personal and real property, $0.7 million of a deferred tax liability related to the amortizable intangible assets, and $1.7 million of net working capital on the consolidated balance sheet.

Al Salomi

On November 17, 2015, the Company acquired 100% of the equity of Egypt-based tile coatings manufacturer Al Salomi for Frits and Glazes (“Al Salomi”) for Egyptian Pound (“EGP”) 307 million (approximately $38.2 million), including the assumption of debt.  The acquired business contributed net sales of $24.4 million and net loss attributable to Ferro Corporation of $11.8 million for the year ended December 31, 2016, and net sales of $2.3 million and net loss attributable to Ferro Corporation of $0.5 million for the period ending November 17, 2015, to December 31, 2015.

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

Nubiola

On July 7, 2015, the Company acquired the entire share capital of Corporación Química Vhem, S.L., Dibon USA, LLC and Ivory Corporation, S.A. (together with their direct and indirect subsidiaries, “Nubiola”) on a cash-free and debt-free basis for €167 million (approximately $184.2 million).  The acquisition was funded with excess cash and borrowings under the Company’s existing revolving credit facility.  See Note 8 for additional detail on the revolving credit facility.  During the second quarter of 2016, the Company finalized a purchase price adjustment for the settlement of an escrow that reduced the fair value of the net assets acquired to $168.1 million.  As a result of the purchase price adjustment, the carrying amount of goodwill decreased $11.7 million, amortizable intangible assets decreased $6.4 million and the related deferred tax liability decreased $1.9 million.  The impact of the change on the consolidated statements of operations was not material.  Nubiola is a worldwide producer of specialty inorganic pigments and the world’s largest producer of Ultramarine Blue. Nubiola also produces specialty Iron Oxides, Chrome Oxide Greens and Corrosion Inhibitors. Nubiola has production facilities in Spain, Colombia, Romania, and India and a joint venture in China.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

The acquired business contributed net sales of $123.2 million and net income attributable to Ferro Corporation of $24.4 million for the year ended December 31, 2016, and net sales of $56.9 million and net income attributable to Ferro Corporation of $0.3 million for the period from July 7, 2015, to December 31, 2015.  The Company incurred acquisition related costs of $5.4 million for the year ended December 31, 2015, which is recorded within Selling, general and administrative expenses, in our consolidated statements of operations.

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

The following unaudited pro froma information represents the consolidated results of the Company as if the Nubiola acquisition occurred as of January 1, 2014:

	2015	2014
	(unaudited)
	(In thousands, except per share amounts)

Net sales	$1,141,200	$1,251,266
Net income attributable to Ferro Corporation common shareholders	$69,489	$100,187
Net earnings per share attributable to Ferro Corporation common shareholders - Basic	$0.80	$1.15
Net earnings per share attributable to Ferro Corporation common shareholders - Diluted	$0.79	$1.15

The unaudited pro forma information has been adjusted with the respect to certain aspects of the acquisition to reflect the following:

•	Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Nubiola assets acquired, including intangible assets and fixed assets.
•	Elimination of revenue and costs of goods sold for sales from Nubiola to the Company, which would be eliminated as intercompany transactions for Nubiola and the Company on a consolidated basis.
•	Increased interest expense due to additional borrowings to fund the acquisition.
•	Acquisition-related costs, which were included in the Company’s results.
•	Adjustments for the income tax effect of the pro forma adjustments related to the acquisition.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Thermark

In February 2015, the Company acquired TherMark Holdings, Inc., a leader in laser making technology, for a cash purchase price of $5.5 million.  The Company recorded $4.6 million of amortizable intangible assets, $2.5 million of goodwill, $1.7 million of a deferred tax liability related to the amortizable intangible assets, and $0.1 million of net working capital on our consolidated balance sheet.

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

The acquired business contributed net sales of $53.7 million and net income attributable to Ferro Corporation of $8.5 million for the year ended December 31, 2016, and net sales of $60.1 million and net income attributable to Ferro Corporation of $11.0 million for the year ended December 31, 2015.  The acquired business contributed net sales of $4.1 million and net loss attributable to Ferro of $0.6 million from the date of the acquisition through December 31, 2014. The Company incurred acquisition costs of $1.4 million and $1.7 million during the years ended December 31, 2015, and December 31, 2014, respectively, which is included in Selling, general and administrative expenses in our consolidated statements of operations.

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

(1) Net working capital is defined as current assets less current liabilities.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Other

In July 2014, the Company acquired certain commercial assets of a reseller of our porcelain enamel products in Turkey for a cash purchase price of $6.7 million, which is recorded in Intangible assets, net on the consolidated balance sheets.

5. Inventories

   Inventory at December 31 consisted of the following:

	2016	2015
	(Dollars in thousands)
Raw materials	$72,943	$56,291
Work in process	38,859	33,099
Finished goods	118,045	95,464
Total inventories	$229,847	$184,854

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.8 million for 2016,  $0.8 million for 2015, and $0.8 million for 2014. We had on hand precious metals owned by participants in our precious metals consignment program of $28.7 million at December 31, 2016, and $20.5 million at December 31, 2015, measured at fair value based on market prices for identical assets.

6. Property, Plant and Equipment

   Property, Plant and Equipment at December 31 consisted of the following:

	2016	2015

	(Dollars in thousands)

Land	$37,136	$31,009
Buildings	171,809	167,653
Machinery and equipment	477,376	468,485
Construction in progress	15,063	14,544
Total property, plant and equipment	701,384	681,691
Total accumulated depreciation	(439,358)	(421,262)
Property, plant and equipment, net	$262,026	$260,429

Depreciation expense was $37.9 million for 2016,  $36.2 million for 2015, and $31.3 million for 2014. Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, were $5.0 million for 2016,  $6.6 million for 2015, and $7.9 million for 2014.

As discussed in Note 3 - Discontinued Operations, our Europe-based Polymer Additives assets have been classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment until the ultimate sale of the business in 2016. As such, at each historical reporting date, these assets were tested for impairment comparing the fair value of the assets less costs to sell to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell was less than the carrying value.  As a result of the analysis, the assets had a carrying value that exceeded fair value, resulting in impairment charges totaling $50.9 million, $11.8 million and $21.6 million that are included in (Loss) income from discontinued operations, net of income taxes, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

The following table present information about the Company’s impairment charges on assets that were measured on a fair value basis for the years ended December 31, 2016, 2015 and 2014. The table also indicates the level within the fair value hierarchy of the valuation techniques used by the Company to determine the fair value:

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
December 31, 2016	$—	$—	$—	$—	$(50,902)
December 31, 2015	$—	$—	$33,711	$33,711	$(11,792)
December 31, 2014	$—	$—	$37,400	$37,400	$(21,566)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

During 2016, we recorded a $3.9 million gain on sale from the sale proceeds of a closed site in Australia which was recorded in Miscellaneous (income) expense, net in our consolidated statements of operations for the year ended December 31, 2016.

During 2014, we sold non-operating real estate assets located in South Plainfield, New Jersey and in Criciuma, Brazil, which resulted in gains of $1.2 million and $0.4 million, respectively.  The gains on sale were offset by losses associated with sale of our corporate related real estate and the write-off of tenant improvements of $3.5 million and $1.3 million, respectively.  The net loss of $3.3 million related to these transactions is recorded in Miscellaneous (income) expense, net in our consolidated statements of operations for the year ended December 31, 2014.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

7. Goodwill and Other Intangible Assets

   Details and activity in the Company’s goodwill by segment are as follows:

			Pigments,		Performance
	Performance		Powders and		Colors and
	Coatings		Oxides		Glass		Total
	(Dollars in thousands)
Goodwill, net at December 31, 2014	$31,591		9,676		52,466		$93,733
Acquisitions	14,305	(1)	39,151	(2)	2,477	(3)	55,933
Other adjustments	(462)		—		—		(462)
Foreign currency adjustments	(1,950)		(33)		(1,552)		(3,535)
Goodwill, net at December 31, 2015	43,484		48,794		53,391		145,669
Acquisitions	—		(7,756)	(4), (5)	28,332	(5)	20,576
Impairments	(13,198)		—		—		(13,198)
Foreign currency adjustments	(2,196)		(617)		(1,938)		(4,751)
Goodwill, net at December 31, 2016	$28,090		$40,421		$79,785		$148,296

(1) During 2015, the Company recorded goodwill related to the Al Salomi acquisition.  Refer to Note 4 for additional details.

(2) During 2015, the Company recorded goodwill related to the Nubiola acquisition.  Refer to Note 4 for additional details.

(3) During 2015, the Company recorded goodwill related to the TherMark acquisition.  Refer to Note 4 for additional details.

(4) During 2016, the Company recorded a purchase price adjustment within the measurement period for goodwill related to the Nubiola acquisition.  Refer to Note 4 for additional details.

(5) During 2016, the Company recorded goodwill related to the Delta Performance Products, Ferer, Pinturas, ESL and Cappelle acquisitions.  Refer to Note 4 for additional details.

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Goodwill, gross	$206,763	$190,938
Accumulated impairment losses	(58,467)	(45,269)
Goodwill, net	$148,296	$145,669

The significant assumptions and ranges of assumptions we used in our impairment analysis of goodwill follow:

Significant Assumptions	2016	2015
Weighted-average cost of capital	10.75% - 13.5%	11.5% - 12.75%
Residual growth rate	3.0%	3.0%

During the fourth quarter of 2016 and 2015, we performed our annual goodwill impairment testing. The test entailed comparing the fair value of our reporting units to their carrying value as of the measurement date of October 31, 2016, and October 31, 2015, respectively.  We performed step 1 of the annual impairment test as defined in ASC Topic 350, Intangibles - Goodwill and Other.  During our October 31, 2016, goodwill impairment assessment, an impairment indicator was identified within our Tile Coating Systems reporting unit, a component of our Performance Coatings segment. The impairment indicator was indicative of the performance of the reporting unit in total. We compared the carrying value against the fair value, and determined that the carrying value exceeded the fair value.  As a result, an impairment loss of $13.2 million has been included in restructuring and impairment charges in the consolidated

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

statement of operations for the year ended December 31, 2016.  The Company is not aware of any events or circumstances that occurred between the annual assessment date and December 31, 2016 which would further require a goodwill impairment test.

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
December 31, 2016	$—	$—	$—	$—	$(13,198)

Amortizable intangible assets at December 31 consisted of the following:

	Estimated
	Economic Life	2016	2015
		(Dollars in thousands)
Gross amortizable intangible assets:
Patents	10 - 16 years	$5,147	$5,229
Land rights	20 - 40 years	4,746	4,947
Technology/know-how and other	1- 30 years	84,837	66,558
Customer relationships	12 - 20 years	80,153	46,320
Total gross amortizable intangible assets		174,883	123,054
Accumulated amortization:
Patents		(4,981)	(4,880)
Land rights		(2,698)	(2,671)
Technology/know-how and other		(34,775)	(16,473)
Customer relationships		(5,311)	(2,234)
Total accumulated amortization		(47,765)	(26,258)
Amortizable intangible assets, net		$127,118	$96,796

We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $8.9 million for 2016,  $4.9 million for 2015, and $2.3 million for 2014. Aggregate amortization expense for amortizable intangible assets is expected to be approximately $11.4 million for 2017, $11.1 million for 2018, $10.7 million for 2019, $9.5 million for 2020, and $8.4 million for 2021.

Indefinite-lived intangible assets at December 31 consisted of the following:

	2016	2015
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$10,732	$9,837

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

8. Debt and Other Financing

Loans payable and current portion of long-term debt at December 31 consisted of the following:

	2016	2015
	(Dollars in thousands)
Loans payable	$11,452	$2,749
Current portion of long-term debt	5,858	4,697
Loans payable and current portion of long-term debt	$17,310	$7,446

Long-term debt at December 31 consisted of the following:

	2016	2015
	(Dollars in thousands)

Revolving credit facility	$311,555	$170,000
Term loan facility, net of unamortized issuance costs	239,530	291,717
Capital lease obligations	3,720	4,478
Other notes	8,228	4,610
Total long-term debt	563,033	470,805
Current portion of long-term debt	(5,858)	(4,697)
Long-term debt, less current portion	$557,175	$466,108

The annual maturities of long-term debt for each of the five years after December 31, 2016, are as follows (in thousands):

2017	$6,105
2018	5,612
2019	316,813
2020	4,601
2021	232,176
Thereafter	2,634
Total maturities of long-term debt	567,941
Unamortized issuance costs on Term loan facility	(3,720)
Imputed interest and executory costs on capitalized lease obligations	(1,188)
Total long-term debt	$563,033

Credit Facility

On July 31, 2014, the Company entered into a credit facility (the “Credit Facility”) with a group of lenders to refinance the majority of its then outstanding debt.  The Credit Facility consisted of a $200 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years. The Credit Facility replaces the prior $250 million revolving credit facility (described below) and provided funding to repurchase the 7.875% Senior Notes (descried below). On January 25, 2016, the Company amended the Credit Facility by entering into the Incremental Assumption Agreement (the “Incremental Agreement”) to increase the revolving line of credit commitment amount from $200 million to $300 million.  The Company then used a portion of the increase in the revolving line of credit to repay $50 million of the term loan facility. The Credit Facility was amended and a portion of the outstanding term loan was repaid to increase the amount of total liquidity available under the Credit Facility and reduce the total cost of borrowings. On August 29, 2016, the Company amended the Credit Facility by entering into the Second Incremental Assumption

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Agreement (the “Second Incremental Agreement”) to increase the revolving line of credit commitment amount to $400 million. The increase in the revolving line of credit commitment will be used for general corporate purposes, including acquisitions.

Principal payments on the term loan facility of $0.75 million quarterly, are payable commencing December 31, 2014, with the remaining balance due on the maturity date.  At December 31, 2016, after taking into account all prior quarterly payments and the $50 million prepayment that was made in January 2016, the Company had borrowed $243.3 million under the term loan facility at an annual rate of 4.0%.  There are no additional borrowings available under the term loan facility.

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

•	The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) syndication agents’s prime rate or (iii) the daily LIBOR rate plus 1.00%.
•	The applicable margin for base rate loans will vary between 1.50% and 2.00%.
•	The LIBOR rate will be set as quoted by Bloomberg for U.S. Dollars.
•	The applicable margin for LIBOR Rate Loans will vary between 2.50% and 3.00%.
•

For LIBOR rate loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At December 31, 2016, the Company had borrowed $311.6 million under the revolving credit facilities at a weighted average interest rate of 3.5%.  The borrowing on the revolving credit line was used to fund the acquisitions, the share repurchase programs, and for other general business purposes. After reductions for outstanding letters of credit secured by these facilities, we had $84.1 million of additional borrowings available under the revolving credit facilities at December 31, 2016.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Specific to the revolving credit facility, the Company is subject to financial covenants regarding the Company’s outstanding net indebtedness and interest coverage ratios.

If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  The Company was in compliance with the covenants, as defined within our Credit Facility, as of September 30, 2016.  The financial covenants are not applicable as of December 31, 2016, due to the refinancing of the Credit Facility which is described below.

New Credit Facility

On February 14, 2017, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance its then outstanding credit facility debt and to provide liquidity for ongoing working capital requirements and general corporate purposes.

The New Credit Facility consists of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million secured euro term loan facility with a term of seven years. The term loans are payable in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans, with the remaining balance due on the maturity date thereof.  In addition, the Company is required, on an annual basis, to make a prepayment of term loans until they are fully paid and then to the revolving loans in an amount equal to a portion of the Company’s excess cash flow, as calculated pursuant to the New Credit Facility.

Subject to the satisfaction of certain conditions, the Company can request additional commitments under the revolving line of credit or term loans in the aggregate principal amount of up to $250 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans and certain additional debt subject to satisfaction of certain covenant levels.

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the New Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of certain of the Company’s U.S. subsidiaries and 65% of the stock of certain of the Company’s direct foreign subsidiaries.

Interest Rate – Term Loans:  The interest rates applicable to the U.S. term loans will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus, in both cases, an applicable margin.  The interest rates applicable to the Euro term loans will be a Euro Interbank Offered Rate (“EURIBOR”) rate plus an applicable margin.

•

The base rate for U.S. term loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) syndication agent’s prime rate or (iii) the daily LIBOR rate plus 1.00%.  The applicable margin for base rate loans is 1.50%.

•	The LIBOR rate for U.S. term loans shall not be less than 0.75% and the applicable margin for LIBOR rate U.S. term loans is 2.50%.
•	The EURIBOR rate for Euro term loans shall not be less than 0% and the applicable margin for EURIBOR rate loans is 2.75%.
•

For LIBOR rate term loans and EURIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate or EURIBOR rate, as applicable, for the corresponding duration.

Interest Rate – Revolving Credit Line:  The interest rates applicable to loans under the revolving credit line will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus, in both cases, an applicable variable margin.  The variable margin will be based on the ratio of (a) the Company’s total consolidated debt outstanding at such time to (b) the Company’s consolidated EBITDA computed for the period of four consecutive fiscal quarters most recently ended.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

•

The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) syndication agent’s prime rate or (iii) the daily LIBOR rate plus 1.00%.  The applicable margin for base rate loans will vary between 0.75% to 1.75%.

•	The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.75% and 2.75%.
•

For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

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

Specific to the revolving credit facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio.

If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable.

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

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $7.3 million at December 31, 2016, and $8.0 million at December 31, 2015. The unused portions of these lines provided additional liquidity of $6.7 million at December 31, 2016, and $7.3 million at December 31, 2015.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

9. Financial Instruments

The following table presents financial instrument assets (liabilities) at the carrying amount, fair value and classification within the fair value hierarchy:

	December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$45,582	$45,582	$45,582	$—	$—
Loans payable	(11,452)	(11,452)	—	(11,452)	—
Revolving credit facility	(311,555)	(318,389)	—	(318,389)	—
Term loan facility(1)	(239,530)	(252,052)	—	(252,052)	—
Other long-term notes payable	(8,228)	(7,315)	—	(7,315)	—
Foreign currency forward contracts, net	350	350	—	350	—

	December 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$58,380	$58,380	$58,380	$—	$—
Loans payable	(2,749)	(2,749)	—	(2,749)	—
Revolving credit facility	(170,000)	(169,019)	—	(169,019)	—
Term loan facility(1)	(291,717)	(297,552)	—	(297,552)	—
Other long-term notes payable	(4,610)	(3,956)	—	(3,956)	—
Foreign currency forward contracts, net	(1,207)	(1,207)	—	(1,207)	—

(1) The carrying value of the term loan facility is net of unamortized debt issuance costs.

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  The fair values of the revolving credit facility, the term loan facility and the other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms remaining maturities adjusted for the Company’s non-performance risk.

Derivative Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade, primarily intercompany transactions, and reported as Foreign currency losses, net in the consolidated statements of operations. Net foreign currency loss was approximately $12.9 million in 2016,  $4.5 million in 2015, and $1.2 million in 2014, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions.  In 2016, the net foreign currency loss includes a $9.1 million loss from the devaluation of the Egyptian pound and a loss on a foreign contract related to the Euro dominated purchase of the Cappelle acquisition of $1.2 million.  In 2015, the net foreign currency loss includes a loss on a foreign currency contract related to the Euro dominated purchase of the Nubiola acquisition of $2.7 million. We incurred net losses of $2.7 million in 2016, net gains of $8.3 million in 2015 and net gains of $10.5 million in 2014, arising from the change in fair value of our financial instruments, which are netted against the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $338.2 million at December 31, 2016, and $338.4 million at December 31, 2015.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

The following table presents the effect on our consolidated statements of operations for the years ended December 31, 2016,  2015 and 2014, respectively, of foreign currency forward contracts:

	Amount of (Loss) Gain
	Recognized in Earnings

	2016	2015	2014	Location of (Loss) Gain in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$(2,714)	$8,304	$10,526	Foreign currency losses, net

The following table presents the fair value on our consolidated balance sheets at December 31 of foreign currency forward contracts:

	2016	2015	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$1,854	$913	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(1,504)	$(2,120)	Accrued expenses and other current liabilities

10. Income Taxes

Income tax expense (benefit) is based on our earnings (losses) from continuing operations before income taxes as presented in the following table:

	2016	2015	2014
	(Dollars in thousands)
U.S.	$7,416	$10,520	$(69,868)
Foreign	55,029	44,263	27,032
Total	$62,445	$54,783	$(42,836)

Our income tax expense (benefit) from continuing operations consists of the following components:

	2016	2015	2014
	(Dollars in thousands)
Current:
U.S. federal	$4,616	$146	$(25,712)
Foreign	24,675	21,041	12,181
State and local	28	41	(1,272)
Total current	29,319	21,228	(14,803)
Deferred:
U.S. federal	379	(56,521)	1,168
Foreign	(11,830)	(3,764)	(20,684)
State and local	—	(6,043)	92
Total deferred	(11,451)	(66,328)	(19,424)
Total income tax expense (benefit)	$17,868	$(45,100)	$(34,227)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

In addition, income tax (benefit) expense that we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

	2016	2015	2014
	(Dollars in thousands)
Postretirement benefit liability adjustments	$30	$32	$(45)
Stock options exercised	(2,355)	—	(835)
Total income tax (benefit) expense allocated to Ferro Corporation shareholders' equity	$(2,325)	$32	$(880)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Goodwill dispositions and impairments	8.3	(0.2)	0.8
Non-deductible expenses	3.4	3.0	—
Miscellaneous	3.2	1.7	(6.7)
Uncertain tax positions	1.7	4.3	(4.3)
Net adjustment of prior-year accrual, including tax audit settlements	1.5	0.2	(8.1)
U.S. tax costs of foreign dividends	0.6	1.7	4.7
Foreign substitute tax payment	—	(3.9)	—
Domestic production activities deduction	(0.2)	—	3.1
State taxes	(0.7)	0.6	5.4
Tax rate changes	(0.7)	3.4	(4.6)
Foreign currency	(1.6)	2.3	(0.1)
Notional interest deduction	(2.8)	(2.8)	—
Other tax credits	(2.9)	(2.3)	7.8
Adjustment of valuation allowances	(7.4)	(118.4)	30.7
Foreign tax rate difference	(8.8)	(6.9)	16.2
Effective tax rate	28.6%	(82.3)%	79.9%

We have refundable income taxes of $9.2 million at December 31, 2016, and $5.6 million at December 31, 2015, classified as Other receivables on our consolidated balance sheets. We also have income taxes payable of $15.8 million at December 31, 2016, and $8.6 million at December 31, 2015, classified as Accrued expenses and other current liabilities on our consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

The components of deferred tax assets and liabilities at December 31 were:

	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Pension and other benefit programs	$51,189	$46,348
Foreign operating loss carryforwards	30,352	35,925
Accrued liabilities	20,942	19,036
U.S foreign tax credit carryforwards	19,753	23,620
Other credit carryforwards	11,277	13,379
Other	5,643	3,955
State and local operating loss carryforwards	3,975	4,540
Currency differences	3,138	—
Inventories	1,962	2,454
Allowance for doubtful accounts	1,744	1,701
Domestic operating loss carryforwards	—	1,837
Capitalized interest	—	1,749
Capitalized research costs	—	552
Total deferred tax assets	149,975	155,096
Deferred tax liabilities:
Property, plant and equipment and intangibles -- depreciation and amortization	28,418	26,051
Other	3,091	2,475
Unremitted earnings of foreign subsidiaries	779	616
Total deferred tax liabilities	32,288	29,142
Net deferred tax assets before valuation allowance	117,687	125,954
Valuation allowance	(37,354)	(55,043)
Net deferred tax assets	$80,333	$70,911

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

At December 31, 2016, we had $3.1 million of tax benefits from domestic operating loss carryforwards and $31.6 million from foreign operating loss carryforwards, some of which can be carried forward indefinitely and others that expire in one to twenty years. At December 31, 2016, we had $41.6 million of tax benefits from tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss	Tax Credit
	Carryforwards	Carryforwards
Expiring in:	(Dollars in thousands)
2017	$4,694	$6,935
2018-2022	11,281	11,616
2023-2027	2,723	14,938
2028-2032	1,992	5,359
2033-2037	2,232	813
2038-Indefinitely	11,739	1,908
Total	$34,661	$41,569

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was the cumulative loss

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.

Based on this assessment, the Company has recorded a valuation allowance of $37.3 million in order to measure only the portion of the deferred tax assets that more likely than not will be realized. The most significant items that changed the valuation allowance from 2015 to 2016 primarily related to the release of valuation allowances related to deferred tax assets that were utilized in the current year, the recording of a valuation allowance to reduce the amount of deferred tax assets to a balance more likely than not to be realized, the removal of a valuation allowance deemed no longer necessary based upon the expiration of the deferred tax asset or removal for jurisdictions which were liquidated in the current year and no longer necessary, and the release of a valuation allowance based upon a change in the current and expected future years operating profits which will result in continued profitability that will more likely than not allow for the utilization of a deferred tax asset balance.

We classified net deferred income tax assets as of December 31 as detailed in the following table:

	2016	2015
	(Dollars in thousands)
Current assets	$—	$12,088
Non-current assets	106,454	87,385
Current liabilities	—	(1,074)
Non-current liabilities	(26,121)	(27,488)
Net deferred tax assets	$80,333	$70,911

Activity and balances of unrecognized tax benefits are summarized below:

	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$34,541	$36,879	$38,739
Additions based on tax positions related to the current year	1,445	2,664	3,411
Additions for tax positions of prior years	170	4,136	1,908
Reductions for tax positions of prior years	(2,827)	(1,135)	(2,551)
Reductions as a results of expiring statutes of limitations	(2,718)	(6,259)	(700)
Foreign currency adjustments	(526)	(1,744)	(1,953)
Settlements with taxing authorities	—	—	(1,975)
Balance at end of year	$30,085	$34,541	$36,879

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $11.0 million at December 31, 2016, and $11.0 million at December 31, 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.1 million of expense in 2016, $0.6 million of expense in 2015, and $0.9 million of benefit in 2014 for interest, net of tax, and penalties. The Company accrued $3.1 million at December 31, 2016, and $3.1 million at December 31, 2015, for payment of interest, net of tax, and penalties.

We anticipate that $2.8 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods and the anticipation of the closure of tax examinations.

The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities throughout the world. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2005.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

At December 31, 2016, we provided $0.8 million for deferred income taxes on $7.8 million of undistributed earnings of foreign subsidiaries. We have not provided deferred income taxes on undistributed earnings of approximately $83.7 million, since we intend to indefinitely reinvest the earnings and it is not practicable to estimate the additional taxes that might be payable on the eventual remittance of such earnings.

11. Contingent Liabilities

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.4 million at December 31, 2016, and $8.1 million at December 31, 2015. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

We have recorded environmental liabilities of $7.2 million at December 31, 2016, and $7.4 million at December 31, 2015, for costs associated with the remediation of certain of our properties that have been contaminated. The balance at December 31, 2016, and December 31, 2015, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we have recorded a liability of $8.7 million at December 31, 2016, and $7.8 million at December 31, 2015. The liability that has been recorded represents our estimate of the amount that is probable and estimable.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the ultimate liabilities, if any, and expenses related to such lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12. Retirement Benefits

Defined Benefit Pension Plans

	U.S. Pension Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Service cost	$16	$17	$16	$1,372	$1,478	$1,767
Interest cost	15,552	18,718	19,746	3,319	3,560	5,105
Expected return on plan assets	(19,735)	(29,168)	(28,139)	(1,712)	(2,623)	(3,151)
Amortization of prior service cost	11	12	12	37	259	61
Mark-to-market actuarial net losses	9,127	18,807	71,583	11,180	5,085	17,494
Curtailment and settlement effects (gains) losses	—	(12,640)	—	688	35	(123)
Special termination benefits	—	—	—	330	35	40
Net periodic benefit cost (credit)	$4,971	$(4,254)	$63,218	$15,214	$7,829	$21,193
Weighted-average assumptions:
Discount rate	4.70%	4.25%	5.25%	3.12%	2.72%	4.12%
Rate of compensation increase	N/A	N/A	N/A	3.16%	3.28%	2.88%
Expected return on plan assets	8.20%	8.20%	8.20%	3.41%	3.50%	4.44%

In 2016, the mark-to-market actuarial net loss on the U.S. pension plans of $9.1 million consisted of a charge of $5.7 million to remeasure the liability based on a lower discount rate compared with the prior year, and a $3.4 million of loss from expected returns on

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

plan assets exceeding actual returns.  The mark-to-market actuarial net loss of $11.2 million for non-U.S. plans was primarily driven by remeasurement of the respective liabilities at lower discount rates.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$346,951	$454,030	$123,764	$146,706
Service cost	16	17	1,372	1,478
Interest cost	15,552	18,718	3,319	3,560
Curtailments	—	—	—	—
Amendments	—	—	—	189
Settlements	(144)	(71,290)	(34,528)	(579)
Special termination benefits	—	—	330	35
Plan participants' contributions	—	—	54	20
Benefits paid	(22,918)	(23,144)	(3,195)	(3,179)
Actuarial loss (gain)	5,745	(31,380)	20,490	(11,142)
Exchange rate effect	—	—	(8,116)	(13,324)
Benefit obligation at end of year	$345,202	$346,951	$103,490	$123,764
Accumulated benefit obligation at end of year	$345,202	$346,951	$93,401	$118,680
Change in plan assets:
Fair value of plan assets at beginning of year	$278,735	$381,147	$63,649	$82,345
Actual return on plan assets	16,354	(8,379)	10,977	(13,638)
Employer contributions	522	401	3,060	4,979
Plan participants' contributions	—	—	54	20
Benefits paid	(22,918)	(23,144)	(3,195)	(3,179)
Effect of settlements	(144)	(71,290)	(34,746)	(579)
Exchange rate effect	—	—	(6,116)	(6,299)
Fair value of plan assets at end of year	$272,549	$278,735	$33,683	$63,649
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$484	$841
Accrued expenses and other current liabilities	(579)	(729)	(2,070)	(1,834)
Postretirement and pension liabilities	(72,074)	(67,487)	(68,221)	(59,122)
Funded status	$(72,653)	$(68,216)	$(69,807)	$(60,115)

During 2016, the Company settled a pension obligation in Great Britain for an amount of $32.2 million, which is included in settlements for the Non-U.S. pension.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
	(Dollars in thousands)
Weighted-average assumptions as of December 31:
Discount rate	4.40%	4.70%	2.24%	3.12%
Rate of compensation increase	N/A	N/A	3.14%	3.16%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$345,202	$346,951	$73,903	$66,291
Plan assets	272,549	278,735	3,612	5,336
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$345,202	$346,951	$73,393	$65,777
Accumulated benefit obligations	345,202	346,951	63,538	60,888
Plan assets	272,549	278,735	3,179	4,881

Activity and balances in Accumulated other comprehensive loss related to defined benefit pension plans are summarized below:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
	(Dollars in thousands)
Prior service (cost):
Balance at beginning of year	$(18)	$(30)	$(425)	$(636)
Amounts recognized as net periodic benefit costs	11	12	37	259
Exchange rate effects	—	—	123	(48)
Balance at end of year	$(7)	$(18)	$(265)	$(425)
Estimated amounts to be amortized in 2017	$(7)		$(37)

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

The fair values of our pension plan assets at December 31, 2016, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Cash and cash equivalents	$3	$—	$—	$3
Guaranteed deposits	—	1,817	—	1,817
Mutual funds	85,580	—	—	85,580
Commingled funds	—	777	371	1,148
Equities:
U.S. common stocks	4,057	—	—	4,057
Mutual funds	156,675	—	—	156,675
Commingled funds	—	1,096	—	1,096
Real estate	—	—	22,173	22,173
Total	$246,315	$3,690	$22,544	$272,549
Non-U.S. plans
Fixed income:
Guaranteed deposits	$97	$726	$26,332	$27,155
Mutual funds	365	—	—	365
Other	3,679	2,153	—	5,832
Equities:
Mutual funds	200	—	—	200
Real estate	—	—	84	84
Other assets	47	—	—	47
Total	$4,388	$2,879	$26,416	$33,683

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

The Company’s U.S. pension plans held 0.3 million shares of the Company’s common stock with a market value of $4.1 million at December 31, 2016, and 0.3 million shares with a market value of $3.1 million at December 31, 2015.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

A rollforward of Level 3 assets is presented below. Unrealized gains included in earnings were $13.0 million in 2016 and $0 million in 2015.

	Guaranteed		Commingled
	deposits	Real estate	funds	Other assets	Total
	(Dollars in thousands)
Balance at December 31, 2014	$28,929	$17,648	$489	$2	$47,068
Purchases	31,157	—	—	—	31,157
Sales	(282)	—	—	—	(282)
(Losses) gains included in earnings	(2,342)	2,485	(123)	(2)	18
Exchange rate effect	(3,456)	—	—	—	(3,456)
Balance at December 31, 2015	$54,006	$20,133	$366	$—	$74,505
Sales	(33,084)	—	—	—	(33,084)
Gains included in earnings	10,867	2,124	5	—	12,996
Exchange rate effect	(5,457)	—	—	—	(5,457)
Balance at December 31, 2016	$26,332	$22,257	$371	$—	$48,960

We expect to contribute approximately $0.6 million to our U.S. pension plans and $2.4 million to our non-U.S. pension plans in 2017.

We estimate that future pension benefit payments, which reflect expected future service, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)
2017	$23,590	$4,256
2018	23,442	3,534
2019	23,469	4,164
2020	23,470	3,767
2021	23,529	3,734
2022-2026	116,026	21,698

Postretirement Health Care and Life Insurance Benefit Plans

	2016	2015	2014
	(Dollars in thousands)
Net periodic benefit cost:
Interest expense	$944	$970	$1,205
Amortization of prior service credit	—	—	(105)
Mark-to-market actuarial net (gain) loss	(164)	(3,051)	499
Curtailment (gain) recognized	—	—	(930)
Total net periodic benefit cost (credit)	$780	$(2,081)	$669
Weighted-average assumptions:
Discount rate	4.50%	3.95%	4.90%
Current trend rate for health care costs	6.60%	7.10%	7.30%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	2036	2028	2028

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest costs components	$60	$(52)
Effect on postretirement benefit obligation	1,262	(1,106)

	2016	2015
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$22,030	$25,717
Interest cost	944	970
Curtailments	—	—
Benefits paid	(1,754)	(1,606)
Actuarial (loss)	(164)	(3,051)
Benefit obligation at end of year	$21,056	$22,030
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,754	1,606
Benefits paid	(1,754)	(1,606)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(2,208)	$(2,345)
Postretirement and pension liabilities	(18,848)	(19,685)
Funded status	$(21,056)	$(22,030)
Weighted-average assumptions as of December 31:
Discount rate	4.20%	4.50%
Current trend rate for health care costs	6.50%	6.60%
Ultimate trend rate for health care costs	4.50%	4.50%
Year that ultimate rend rate is reached	2036	2036

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before Medicare	After Medicare
	Subsidy	Subsidy
	(Dollars in thousands)
2017	$2,208	$1,970
2018	2,139	1,911
2019	2,069	1,851
2020	1,987	1,779
2021	1,907	1,710
2022-2026	8,147	7,330

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. The expense applicable to these plans was $4.2 million, $3.4 million, and $4.9 million in 2016,  2015, and 2014, respectively.

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

The 2010 Long Term Incentive Plan (the “Previous Plan”) was replaced by the Plan, and no future grants have been made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.

Stock options, performance share units, deferred stock units, and restricted share units were the only grant types outstanding at December 31, 2016. Stock options, performance share units, and restricted share units are discussed below. Activities in other grant types were not significant.

Stock Options

General Information

Stock options outstanding at December 31, 2016, have a term of 10 years, vest evenly over three or four years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death or retirement, the stock options become 100% vested and exercisable.

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

Years ended December 31, 2016, 2015 and 2014 – (Continued)

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

The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options granted in the respective years:

	2016	2015	2014
Weighted-average grant-date fair value	$4.94	$8.45	$9.54
Expected life, in years	6.0	6.0	6.0
Risk-free interest rate	1.4 - 1.6%	1.9% - 2.1%	2.0% - 2.2%
Expected volatility	52.0 - 53.6%	55.0% - 80.1%	82.7% - 86.3%
Expected dividend yield	—%	—%	—%

Stock Option Activity Information

A summary of stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at December 31, 2015	1,900,320	11.30
Granted	341,800	9.65
Exercised	(196,925)	5.79
Forfeited or expired	(226,345)	17.27
Outstanding at December 31, 2016	1,818,850	$10.85	5.51	$7,827
Exercisable at December 31, 2016	1,372,895	$14.37	4.47	$6,193
Vested or expected to vest at December 31, 2016	1,721,357	$10.88	5.48	$7,409

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

Information related to stock options exercised follows:

	2016	2015	2014
	(Dollars in thousands)
Proceeds from the exercise of stock options	$1,140	$404	$684
Intrinsic value of stock options exercised	1,496	457	1,129
Income tax benefit related to stock options exercised	524	160	395

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Stock-Based Compensation Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

	2016	2015	2014
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$1,388	$1,736	$2,626
Deferred income tax benefits related to compensation expense	486	608	919
Total fair value of stock options vested	1,757	1,664	2,545
Unrecognized compensation cost	513	702	779
Expected weighted-average recognition period for unrecognized compensation, in years	2.1	2.6	2.2

Performance Share Units

General Information

Performance share units, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three-year period. The grants have a duration of three years.

The Plan allows for payout of up to 200% of the vesting-date fair value of the awards. We pay half of the earned value in cash and half in unrestricted shares of common stock. The portion of the grants that will be paid in cash are treated as liability awards, and therefore, we remeasure our liability and the related compensation expense at each balance sheet date, based on fair value. We treat the portion of the grants that will be settled with common stock as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is based on the fair value on the grant date. The compensation expense and number of shares expected to vest for all performance share units are adjusted for the achievement of the performance share units’ performance conditions, based upon our best estimate using available information.

Performance Share Unit Valuation Model and Method Information

The estimated fair value of performance share units granted in 2016,  2015 and 2014 is based on the closing price of the Company’s stock on the date of issuance and recorded based on achievement of target performance metrics.  As of December 31, 2016,  we  had 0.2 million, 0.2 million and 0.2 million performance share units outstanding associated with our 2016,  2015 and 2014 grants, respectively.

The weighted average grant date fair value of our performance share units was $10.07 for shares granted in 2016, $12.32 for shares granted in 2015 and $13.09 for shares granted in 2014. All performance share units are initially expensed at target and are evaluated each reporting period for likelihood of achieving the performance criteria, and the expense is adjusted, as appropriate.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Performance Share Unit Activity Information

A summary of performance share unit activity follows:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	Units	Term

Outstanding at December 31, 2015	889,220
Granted	291,500
Earned	(342,973)
Forfeited or expired	(183,757)
Outstanding at December 31, 2016	653,990	2.0
Expected to vest at December 31, 2016	653,990	2.0

Performance Share Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to performance share units follows:

	2016	2015	2014
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$3,437	$4,669	$3,520
Deferred income tax benefits related to compensation expense	1,203	1,634	1,232
Unrecognized compensation cost	3,733	2,858	3,390
Expected weighted-average recognition period for unrecognized compensation, in years	2.0	1.5	2.2

Restricted Share Units

In 2016, 0.3 million and in 2015 and 2014, 0.2 million restricted share units were granted, and fair value is determined based on the closing price of the Company’s stock on the date of issuance. Restricted share units are expressed as equivalent shares of the Company’s common stock, and have a three-year vesting period. Total expense included in Selling general and administrative expense related to restricted share units granted in 2016, 2015 and 2014 was $1.7 million, $1.7 million and $0.4 million, respectively. Total unrecognized compensation cost in 2016, 2015 and 2014 was $2.4 million, $2.9 million and $2.3 million, respectively.

Directors’ Deferred Compensation

Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of the Company’s common stock, is classified as paid-in capital. The rabbi trust held 0.2 million shares, valued at $2.1 million, at December 31, 2016, and 0.3 million shares, valued at $3.2 million, at December 31, 2015.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

14. Restructuring and Cost Reduction Programs

Our restructuring and cost reduction program has been developed with the objective of leveraging our global scale, realigning and lowering our cost structure and optimizing capacity utilization.  Total charges resulting from these activities were $2.7 million in 2016,  $9.5 million in 2015, and $8.8 million in 2014, which is reported as Restructuring and impairment charges in our consolidated statement of operations. Descriptions of the restructuring program follow:

Global Cost Reduction Program

In 2013, we initiated a Global Cost Reduction Program that was designed to address 3 key areas of the company - (1) business realignment, (2) operational efficiency and (3) corporate and back office functions.  Business realignment was targeted at right-sizing our commercial management organizations globally.  The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain.  The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing.

We have summarized the charges associated with this restructuring program by major type of charges below:

	Employee
	Severance	Other Costs	Total
	(Dollars in thousands)
Expected restructuring charges:
Global Cost Reduction Program	$29,857	$22,479	$52,336
Total expected restructuring charges	$29,857	$22,479	$52,336

Restructuring charges incurred:
Global Cost Reduction Program	$2,744	$6,105	$8,849
Charges incurred in 2014	$2,744	$6,105	$8,849
Global Cost Reduction Program	4,015	5,519	9,534
Charges incurred in 2015	$4,015	$5,519	$9,534
Global Cost Reduction Program	1,353	1,356	2,709
Charges incurred in 2016	$1,353	$1,356	$2,709
Cumulative restructuring charges incurred:
Global Cost Reduction Program	29,857	22,479	52,336
Cumulative restructuring charges incurred as of December 31, 2016	$29,857	$22,479	$52,336

We have summarized the charges associated with the restructuring programs by segments below:

	Total				Cumulative
	Expected				Charges To
	Charges	2016	2015	2014	Date
	(Dollars in thousands)
Performance Coatings	$4,104	$192	$204	$527	$4,104
Performance Colors and Glass	19,061	205	2,300	1,279	19,061
Pigments, Powders and Oxides	2,939	630	1,970	80	2,939
Segment Total	26,104	1,027	4,474	1,886	26,104
Corporate Restructuring Charges	26,232	1,682	5,060	6,963	26,232
Total Restructuring Charges	$52,336	$2,709	$9,534	$8,849	$52,336

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

We have summarized the activities and accruals related to our restructuring and cost reduction programs below:

	Employee
	Severance	Other Costs	Total
	(Dollars in thousands)
Balance at December 31, 2013	$6,183	$4,579	$10,762
Restructuring charges	2,744	6,105	8,849
Cash payments	(8,337)	(9,669)	(18,006)
Non-cash items	(71)	(78)	(149)
Balance at December 31, 2014	$519	$937	$1,456
Restructuring charges	$4,015	$5,519	$9,534
Cash payments	(3,832)	(4,341)	(8,173)
Non-cash items	(9)	(38)	(47)
Balance at December 31, 2015	$693	$2,077	$2,770
Restructuring charges	$1,353	$1,356	$2,709
Cash payments	(1,634)	(1,089)	(2,723)
Non-cash items	(173)	(855)	(1,028)
Balance at December 31, 2016	$239	$1,489	$1,728

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs primarily over the next twelve months where applicable, except where legal or contractual obligations would require it to expand beyond that period.

15. Leases

Rent expense for all operating leases was $9.8 million in 2016,  $9.1 million in 2015, and $13.4 million in 2014.

The Company has a number of capital lease arrangements primarily relating to buildings and equipment. Assets held under capital leases and included in property, plant and equipment at December 31 follow:

	2016	2015
	(Dollars in thousands)
Gross amounts capitalized
Buildings	$3,100	$3,100
Equipment	3,989	4,086
	7,089	7,186
Accumulated amortization
Buildings	(3,100)	(3,100)
Equipment	(2,079)	(1,595)
	(5,179)	(4,695)
Net assets under capital leases	$1,910	$2,491

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

At December 31, 2016, future minimum lease payments under all non-cancelable leases are as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2017	$961	$8,435
2018	897	5,966
2019	753	5,193
2020	485	3,825
2021	279	2,645
Thereafter	1,533	4,398
Net minimum lease payments	$4,908	$30,462
Less amount representing imputed interest and executory costs	1,188
Present value of net minimum lease payments	3,720
Less current portion	714
Long-term obligations at December 31, 2016	$3,006

16. Miscellaneous (Income) Expense, Net

Components of Miscellaneous (income) expense, net follow:

	2016	2015	2014
	(Dollars in thousands)
(Gain) loss on sale of assets	$(3,891)	$57	$(2,470)
Argentina export tax matter	1,128	1,070	515
Other, net	103	(79)	2,577
Total Miscellaneous (income) expense, net	$(2,660)	$1,048	$622

In 2016, we recorded a $3.9 million gain on sale from the sale proceeds of a closed site in Australia which was recorded for the year ended December 31, 2016.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we recorded a $1.1 million charge in 2016,  $1.1 million charge in 2015 and $0.5 million charge in 2014 related to interest on the exposures.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

17. Earnings (Loss) per Share

Details of the calculations of basic and diluted earnings (loss) per share follow:

	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(20,817)	$64,100	$86,071
Adjustment for loss (income) from discontinued operations	64,464	36,779	(94,840)
Total	$43,647	$100,879	$(8,769)
Weighted-average common shares outstanding	83,298	86,718	86,920
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.52	$1.16	$(0.10)
Diluted earnings (loss) per share computation:
Net (loss) income attributable to Ferro Corporation common shareholders	$(20,817)	$64,100	$86,071
Adjustment for loss (income) from discontinued operations	64,464	36,779	(94,840)
Total	$43,647	$100,879	$(8,769)
Weighted-average common shares outstanding	83,298	86,718	86,920
Assumed exercise of stock options	549	432	—
Assumed satisfaction of deferred stock unit conditions	36	—	—
Assumed satisfaction of restricted stock unit conditions	544	338	—
Assumed satisfaction of performance stock unit conditions	483	945	—
Weighted-average diluted shares outstanding	84,910	88,433	86,920
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.51	$1.14	$(0.10)

The number of anti-dilutive or unearned shares, was 1.7 million, 1.8 million, and 1.4 million common shares for 2016,  2015, and 2014, respectively.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

18. Share Repurchase Program

The Company’s Board of Directors approved share repurchase programs, under which the Company is authorized to repurchase up to $100 million of the Company’s outstanding shares of Common Stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.

The timing and amount of shares to be repurchased will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors.  The share repurchase programs do not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

The Company repurchased 1,175,437 shares of common stock at an average price of $9.72 per share for a total cost of $11.4 million during 2016 and had repurchased 3,282,908 shares of common stock at average price of $11.75 for a total cost of $38.6 million during 2015.  Under the share repurchase programs, the Company has repurchased an aggregate of 4,458,345 shares of common stock, at an average price of $11.21 per share, for a total cost of $50.0 million.  As of December 31, 2016,  $50.0 million of common stock may still be repurchased under the programs.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

19.  Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) by component, net of income tax, were as follows:

	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balance at December 31, 2013	$1,942	$6,621	$(70)	$8,493
Other comprehensive income (loss) before reclassifications	—	(29,244)	—	(29,244)
Reclassification to earnings:
Postretirement benefit liabilities (loss)	(1,054)	—	—	(1,054)
Net current period other comprehensive (loss)	(1,054)	(29,244)	—	(30,298)
Balance at December 31, 2014	888	(22,623)	(70)	(21,805)
Other comprehensive income (loss) before reclassifications	—	(39,436)	—	(39,436)
Reclassification to earnings:
Postretirement benefit liabilities gain	(77)	—	—	(77)
Net current period other comprehensive (loss)	(77)	(39,436)	—	(39,513)
Balance at December 31, 2015	811	(62,059)	(70)	(61,318)
Other comprehensive income (loss) before reclassifications	—	(46,770)	—	(46,770)
Reclassification to earnings:
Postretirement benefit liabilities gain	330	—	—	330
Foreign currency translation adjustment(1)	—	1,115	—	1,115
Net current period other comprehensive (loss)	330	(45,655)	—	(45,325)
Balance at December 31, 2016	$1,141	$(107,714)	$(70)	$(106,643)

(1) Includes a release of accumulated foreign currency translation of $1.1 million related to the Company’s sale of the Europe-based Polymer Additives business (Note 3), which is included in Loss from discontinued operations, net of income taxes in our consolidated statements of operations for the year ended December 31, 2016.

20. Reporting for Segments

As discussed in Note 3, substantially all of the assets and liabilities of the Polymer Additives and the Specialty Plastics reportable segments were sold during 2014 and included in discontinued operations in the consolidated statement of operations for all years presented.  The retained assets and operations of the Specialty Plastics reportable segment, which includes the manufacturing facilities in Edison, New Jersey, are reflected within our Pigments, Powders and Oxides reportable segment.  All periods presented reflect these changes to the composition of our reportable segments. The Company’s reportable segments for 2016 include Performance Coatings, Performance Colors and Glass, and Pigments, Powders and Oxides.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	2016	2015	2014
	(Dollars in thousands)
Performance Coatings	$526,981	$533,370	$588,538
Performance Colors and Glass	371,464	376,769	407,674
Pigments, Powders and Oxides	246,847	165,202	115,414
Total net sales	$1,145,292	$1,075,341	$1,111,626

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

Segment gross profit is the metric utilized by management to evaluate segment performance. We measure segment gross profit for internal reporting purposes by excluding certain other cost of sales not directly attributable to business units and pension and other postretirement benefits mark-to-market adjustments.  Assets by segment are not regularly reviewed by the chief operating decision maker. Each segment’s gross profit and reconciliations to Income (loss) before income taxes are presented in the table below:

	2016	2015	2014
	(Dollars in thousands)
Performance Coatings	$139,454	$126,945	$131,043
Performance Colors and Glass	133,716	128,209	134,964
Pigments, Powders and Oxides	84,293	45,678	28,480
Other cost of sales	(6,246)	848	(9,402)
Total gross profit	351,217	301,680	285,085
Selling, general and administrative expenses	241,702	216,899	286,762
Restructuring and impairment charges	15,907	9,655	8,849
Other expense, net	31,163	20,343	32,310
Income (loss) before income taxes	$62,445	$54,783	$(42,836)

Each segment’s capital expenditures for long-lived assets are detailed below:

	2016	2015	2014
	(Dollars in thousands)
Performance Coatings	$9,139	$8,148	$6,546
Performance Colors and Glass	7,123	6,620	4,216
Pigments, Powders and Oxides	4,867	2,412	453
Total segment expenditures for long-lived assets	21,129	17,180	11,215
Unallocated corporate expenditures for long-lived assets	2,896	3,142	12,127
Total expenditures for long lived assets (1)	$24,025	$20,322	$23,342

_____________________

(1)	Excludes capital expenditures of discontinued operations of $0.9 million, $22.7 million and $30.5 million in 2016, 2015 and 2014, respectively.

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S., Spain, and Germany represent greater than 10% of our net sales. Net sales by geography are as follows:

	2016	2015	2014
	(Dollars in thousands)
United States	$300,187	$281,976	$263,452
Spain	188,972	174,742	211,449
Germany	111,522	114,757	125,405
Other international	544,611	503,866	511,320
Total net sales	$1,145,292	$1,075,341	$1,111,626

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

None of our operations in countries other than Spain, U.S., Colombia and Germany owns greater than 10% of consolidated long-lived assets. Long-lived assets that consist of property, plant, and equipment by geography at December 31 are as follows:

	2016	2015
	(Dollars in thousands)
Spain	$51,358	$58,657
United States	40,661	38,466
Colombia	30,700	31,595
Germany	24,916	24,890
Other international	114,391	106,821
Total long-lived assets	$262,026	$260,429

21. Unconsolidated Affiliates Accounted For Under the Equity Method

At December 31, 2016, our percentage of ownership interest in these affiliates ranged from 34% to 50%. Because we exert significant influence over these affiliates, but we do not control them, our investments have been accounted for under the equity method. Investment income from these equity method investments, which is reported in Miscellaneous (income) expense, net was $0.3 million in 2016,  $0.8 million in 2015, and $0.8 million in 2014. The balance of our equity method investments, which is reported in Other non-current assets, was $15.1 million at December 31, 2016, and $16.0 million at December 31, 2015.

The income that we record for these investments is equal to our proportionate share of the affiliates’ income and our investments are equal to our proportionate share of the affiliates’ shareholders’ equity based on our ownership percentage. We have summarized below condensed income statement and balance sheet information for the combined equity method investees:

	2016	2015	2014
	(Dollars in thousands)
Net sales	$42,555	$47,443	$54,469
Gross profit	4,842	4,799	4,896
Income from continuing operations	694	1,887	254
Net income	236	1,292	133

	2016	2015
	(Dollars in thousands)
Current assets	$38,246	$40,499
Non-current assets	28,124	27,252
Current liabilities	(16,283)	(15,893)
Non-current liabilities	(16,923)	(14,678)

We had the following transactions with our equity-method investees:

	2016	2015	2014
	(Dollars in thousands)
Sales	$4,589	$6,740	$5,255
Purchases	758	3,485	7,632
Dividends and interest received	268	332	172
Commission and royalties received	1,003	197	462
Commissions and royalties paid	26	165	34

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014 – (Continued)

22. Quarterly Data (Unaudited)

				Net Income	Earnings (Loss) Attributable to
				(Loss)	Ferro Corporation Common
				Attributable	Shareholders Per Common
			Net Income	to Ferro	Share
	Net Sales	Gross Profit	(Loss)	Corporation	Basic	Diluted
	(Dollars in thousands, except per share data)
2015
Quarter 1	$262,772	$70,635	$9,015	$10,970	$0.12	$0.13
Quarter 2	268,214	77,640	6,785	6,599	0.08	0.08
Quarter 3	279,365	77,028	(3,561)	(4,059)	(0.05)	(0.05)
Quarter 4	264,990	76,377	50,865	50,590	0.59	0.58
Total	$1,075,341	$301,680	$63,104	$64,100	$0.74	$0.72
2016
Quarter 1	$277,451	$84,229	$(9,730)	$(9,966)	$(0.12)	$(0.12)
Quarter 2	297,977	98,373	19,112	18,969	0.23	0.22
Quarter 3	288,527	88,981	(8,674)	(8,884)	(0.11)	(0.11)
Quarter 4	281,337	79,634	(20,595)	(20,936)	(0.25)	(0.25)
Total	$1,145,292	$351,217	$(19,887)	$(20,817)	$(0.25)	$(0.25)

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

Restructuring and impairment charges in 2016 were $0.9 million in the first quarter, $0.8 million in the second quarter, $0 million in the third quarter, and $14.2 million in the fourth quarter. Restructuring and impairment charges in 2015 were $0.5 million in the first quarter, $1.1 million in the second quarter, $3.8 million in the third quarter, and $4.3 million in the fourth quarter. Mark-to-market net losses on our postretirement benefit plans were $20.1 million and $20.8 million in the fourth quarter of 2016 and 2015, respectively.

23. Subsequent Events

On February 14, 2017, the Company entered into a new credit facility (the “New Credit Facility”) with a group of lenders to refinance its outstanding Credit Facility and to provide liquidity for ongoing working capital requirements and general corporate purposes.  The New Credit Facility consists of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million euro term loan facility with a term of seven years.  Refer to Note 8 for further details on the New Credit Facility.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2016.  The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2016, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Entities that management has excluded from its assessment of the Company's internal control over financial reporting are Pinturas Benicarló, S.L. (“Pinturas”), which was acquired on June 1, 2016, Electro-Science Laboratories, LLC (“ESL”), which was acquired on October 31, 2016, and Cappelle Pigments NV (together with their direct and indirect subsidiaries, “Cappelle”), which was acquired on December 9, 2016, whose financial statements constitute 10.1% of the Company’s total assets, 1.1% of total net sales, and 3.2% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2016.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Cleveland, Ohio

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pinturas Benicarló, S.L. (“Pinturas”), which was acquired on June 1, 2016, Electro-Science Laboratories, LLC  (“ESL”), which was acquired on October 31, 2016, and Cappelle Pigments NV (together with their direct and indirect subsidiaries, “Cappelle”), which was acquired on December 9, 2016, and whose financial statements constitute 10.1%  of the Company’s total assets, 1.1% of total net sales, and 3.2% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Pinturas, ESL and Cappelle. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated March 1, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 1, 2017

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees — Audit Committee” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders and is incorporated here by reference.

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

Item 11 — Executive Compensation

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2016 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on security ownership of certain beneficial owners and management is contained under the headings “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Other Major Shareholders” and “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Director and Executive Officers” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders and is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2016, were as follows:

			Weighted-Average		Number of Shares
	Number of Shares to Be		Exercise Price of		Remaining Available for
	Issued on Exercise of		Outstanding		Future Issuance Under
	Outstanding Options,		Options, and		Equity Compensation
Equity Compensation Plan	and Other Awards		Other Awards		Plans(1)
Approved by Ferro Shareholders	3,353,750	(2)	$5.88		2,610,048	(3)
Not Approved by Ferro Shareholders	164,118		—		—
Total	3,517,868		$5.88	(4)	2,610,048

_____________________

(1)	Excludes shares listed under “Number of Shares to Be Issued on Exercise of Outstanding Options and Other Awards.”
(2)	Includes options and other awards issued under the Company’s 2013 Omnibus Incentive Compensation Plan and prior equity compensation plans.
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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2017 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014;
•	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014;
•	Consolidated Balance Sheets at December 31, 2016 and 2015;
•	Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and
•	Notes to Consolidated Financial Statements
(b)

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016,  2015 and 2014, contained on page 105 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

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
Peter T. Thomas
Chairman, President and Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 1st day of March, 2017.

/s/ Peter T. Thomas	Chairman, President and Chief Executive Officer
Peter T. Thomas	(Principal Executive Officer)

/s/ Benjamin J. Schlater	Vice President and Chief Financial Officer
Benjamin J. Schlater	(Principal Financial Officer)

/s/ James A. Barna	Corporate Controller and Chief Accounting Officer
James A. Barna	(Principal Accounting Officer)

/s/ Richard J. Hipple	Director
Richard J. Hipple

/s/ Gregory E. Hyland	Director
Gregory E. Hyland

/s/ David A. Lorber	Director
David A. Lorber

/s/ Timothy K. Pistell	Director
Timothy K. Pistell

/s/ Andrew M. Ross	Director
Andrew M. Ross

/s/ Allen A. Spizzo	Director
Allen A. Spizzo

/s/ Ronald P. Vargo	Director
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2016,  2015 and 2014

		Additions Charged
	Balance at	(Reductions Credited) to			Adjustment for
	Beginning of	Costs and			Differences in	Balance at
	Period	Expenses	Deductions		Exchange Rates	End of Period
	(Dollars in thousands)
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2016	$7,784	1,383	(820)		(181)	$8,166
Year ended December 31, 2015	$10,325	667	(1,802)		(1,406)	$7,784
Year ended December 31, 2014	$12,093	2,657	(3,442)		(983)	$10,325
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2016	$55,043	—	(16,686)	[1]	(1,003)	$37,354
Year ended December 31, 2015	$147,887	—	(86,597)	[1]	(6,247)	$55,043
Year ended December 31, 2014	$193,984	—	(37,801)		(8,296)	$147,887

(1) Included within this deduction is $6.8 million and $63.3 million for the years ended December 31, 2016 and 2015, respectively, of valuation allowance release, resulting from the conclusion that the underlying deferred tax assets are more likely than not to be realized.

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

3.6

Ferro Corporation Amended and Restated Code of Regulations; Amended and Restated as of December 8, 2016 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K filed December 12, 2015).

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

10.4

Retention Agreement, dated September 1, 2016, by and between Jeffrey L. Rutherford and Ferro Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.5

Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Ferro Corporation, certain of Ferro Corporation’s subsidiaries, PNC Bank, National Association, as the Administrative Agent and the Collateral Agent, and various financial institutions as Lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed March 28, 2013).

10.6

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

10.7

First Amendment to Third Amended and Restated Credit Agreement, Amended and Restated Pledge and Security Agreement and Amended and Restated Subsidiary Guaranty (Domestic) (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.8

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

10.9

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

10.10

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

10.11

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

10.31	Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 6, 2010).*
10.32

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

10.35	Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 23, 2013).*
10.36

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

10.39	Terms of Retention Restricted Stock Units Award for Mr. Peter T. Thomas (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed on December 30, 2014).*
10.40

Amendment to the Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.41

Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.28 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.42

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

10.44

Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.45

Amendment to the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.46

Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.47	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 26, 2013).*
10.48

Change in Control Agreement, dated March 22, 2013, between Peter T. Thomas and Ferro Corporation (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31,2013).*

10.49

Form of Change in Control Agreement, dated May 2, 2012, between Jeffrey R. Rutherford and Ferro Corporation (incorporated by reference to Exhibit 10.2 to Ferro’s Current Report on Form 8-K filed on December 22, 2010).*

10.50

Form of Change in Control Agreement, dated January 1, 2009 (Mark H. Duesenberg, and Ann E. Killian have entered into this form of change in control agreement) (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009).*

10.51	Ferro Corporation Executive Separation Policy (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 28, 2010).*
10.55

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