Form 10-Q
period 2017-03-31
FERRO CORP
filed 2017-04-25
CIK 35214

8Mag Mag

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

At March 31, 2017, there were 83,633,794 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net sales	$320,555	$277,451
Cost of sales	221,761	193,222
Gross profit	98,794	84,229
Selling, general and administrative expenses	58,958	52,646
Restructuring and impairment charges	3,018	881
Other expense (income):
Interest expense	6,224	4,847
Interest earned	(180)	(85)
Foreign currency (gains) losses, net	(314)	1,611
Loss on extinguishment of debt	3,905	—
Miscellaneous income, net	(2,076)	(3,453)
Income before income taxes	29,259	27,782
Income tax expense	7,138	8,018
Income from continuing operations	22,121	19,764
Loss from discontinued operations, net of income taxes	—	(29,494)
Net income (loss)	22,121	(9,730)
Less: Net income attributable to noncontrolling interests	223	236
Net income (loss) attributable to Ferro Corporation common shareholders	$21,898	$(9,966)
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.26	$0.23
Discontinued operations	—	(0.35)
	$0.26	$(0.12)
Diluted earnings (loss):
Continuing operations	$0.26	$0.23
Discontinued operations	—	(0.35)
	$0.26	$(0.12)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net income (loss)	$22,121	$(9,730)
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	7,211	(1,678)
Postretirement benefit liabilities (loss) gain	(4)	268
Other comprehensive income (loss), net of income tax	7,207	(1,410)
Total comprehensive income (loss)	29,328	(11,140)
Less: Comprehensive income attributable to noncontrolling interests	263	268
Comprehensive income (loss) attributable to Ferro Corporation	$29,065	$(11,408)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$92,829	$45,582
Accounts receivable, net	289,476	259,687
Inventories	250,590	229,847
Other receivables	38,280	37,814
Other current assets	10,183	9,087
Total current assets	681,358	582,017
Other assets
Property, plant and equipment, net	257,993	262,026
Goodwill	148,203	148,296
Intangible assets, net	136,030	137,850
Deferred income taxes	109,555	106,454
Other non-current assets	51,094	47,126
Total assets	$1,384,233	$1,283,769
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$16,632	$17,310
Accounts payable	139,880	127,655
Accrued payrolls	29,858	35,859
Accrued expenses and other current liabilities	70,433	65,203
Total current liabilities	256,803	246,027
Other liabilities
Long-term debt, less current portion	618,335	557,175
Postretirement and pension liabilities	163,279	162,941
Other non-current liabilities	59,489	62,594
Total liabilities	1,097,906	1,028,737
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 83.6 million and 83.4 million shares outstanding at March 31, 2017, and December 31, 2016, respectively	93,436	93,436
Paid-in capital	303,304	306,566
Retained earnings	136,588	114,690
Accumulated other comprehensive loss	(99,476)	(106,643)
Common shares in treasury, at cost	(155,707)	(160,936)
Total Ferro Corporation shareholders’ equity	278,145	247,113
Noncontrolling interests	8,182	7,919
Total equity	286,327	255,032
Total liabilities and equity	$1,384,233	$1,283,769

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2015	9,431	$(166,020)	$93,436	$314,854	$135,507	$(61,318)	$7,822	$324,281
Net (loss) income	—	—	—	—	(9,966)	—	236	(9,730)
Other comprehensive (loss) income	—	—	—	—	—	(1,442)	32	(1,410)
Purchase of treasury stock	1,175	(11,429)	—	—	—	—	—	(11,429)
Stock-based compensation transactions	(352)	9,858	—	(8,030)	—	—	—	1,828
Balances at March 31, 2016	10,254	(167,591)	93,436	306,824	125,541	(62,760)	8,090	303,540

Balances at December 31, 2016	9,996	(160,936)	93,436	306,566	114,690	(106,643)	7,919	255,032
Net income	—	—	—	—	21,898	—	223	22,121
Other comprehensive income	—	—	—	—	—	7,167	40	7,207
Stock-based compensation transactions	(195)	5,229	—	(3,262)	—	—	—	1,967
Balances at March 31, 2017	9,801	$(155,707)	$93,436	$303,304	$136,588	$(99,476)	$8,182	$286,327

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,630	$(10,161)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(6,766)	(7,365)
Proceeds from sale of assets	2	3,586
Business acquisitions, net of cash acquired	—	(7,909)
Net cash used in investing activities	(6,764)	(11,688)
Cash flows from financing activities
Net (repayments) borrowings under loans payable	(3,985)	3,561
Proceeds from revolving credit facility, maturing 2019	15,628	117,834
Principal payments on revolving credit facility, maturing 2019	(327,183)	(40,212)
Proceeds from term loan facility, maturing 2024	623,827	—
Principal payments on term loan facility, maturing 2021	(243,250)	(50,750)
Payment of debt issuance costs	(12,712)	(301)
Purchase of treasury stock	—	(11,429)
Other financing activities	(390)	497
Net cash provided by financing activities	51,935	19,200
Effect of exchange rate changes on cash and cash equivalents	446	134
Increase (decrease) in cash and cash equivalents	47,247	(2,515)
Cash and cash equivalents at beginning of period	45,582	58,380
Cash and cash equivalents at end of period	$92,829	$55,865
Cash paid during the period for:
Interest	$6,535	$4,763
Income taxes	$4,097	$2,669

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

As discussed in Note 3, in the third quarter of 2016, we completed the disposition of the Europe-based Polymer Additives business and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016.

During the first quarter of 2017, the Company renamed the Pigments, Powders and Oxides segment “Color Solutions” to align with our go-to-market strategy.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2017.

2.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation: (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Cash flow related to excess tax benefits will no longer be classified as a financing activity on the statement of cash flows but will be presented with all other income tax cash flows as an operating activity. The new guidance also provides an accounting policy election to account for forfeitures as they occur.  Finally, the updated standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and clarifies that all cash tax payments made on an employee’s behalf for withheld shares should be presented as financing activities on the statement of cash flows.

The Company adopted ASU 2016-09, in the first quarter of 2017.  As a result of the adoption, tax benefits of $0.3 million were recorded in income tax expense. The Company has elected to account for forfeitures as they occur.  In addition, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on the statements of cash flows since the Company has historically presented such payments as financing activities.

New Accounting Standards

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits: (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.  ASU 2017-07 requires that an employer report the service cost component in the same line item as other compensation costs arising from services rendered during the period. The other components of net benefit costs are to be presented in the income statement separately from the service costs component and outside a subtotal of income from operations.  Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.  This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: (Topic 350): Simplifying the Test for Goodwill Impairment.  ASU 2017-04 is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This pronouncement is effective for the annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This pronouncement is effective for the annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow: (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 is intended to address eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The Company is in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases: (Topic 842).  ASU 2016-02 requires companies to recognize a lease liability and asset on the balance sheet for operating leases with a term greater than one year.  This pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  The Company is in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: (Topic 606). This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Our evaluation of ASU 2014-09 is ongoing.  While we anticipate some changes to revenue recognition for certain customer contracts, we do not currently believe ASU 2014-09 will have a material effect on our consolidated financial statements.

No other new accounting pronouncements issued or with effective dates during fiscal 2017 had or are expected to have a material impact of the Company’s consolidated financial statements.

3.    Discontinued Operations

During 2014, we commenced a process to market for sale our Europe-based Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, were met. On August 22, 2016, we completed the disposition of the Europe-based Polymer Additives business to Plahoma Two AG, an affiliate of the LIVIA Group.  We have classified the Europe-based Polymer Additives operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016.

The table below summarizes results for the Europe-based Polymer Additives assets, for the three months ended March 31, 2016, which are reflected in our condensed consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

Three Months Ended
March 31, 2016
(Dollars in thousands)
Net sales	$7,750
Cost of sales	12,030
Gross loss	(4,280)
Selling, general and administrative expenses	1,003
Restructuring and impairment charges	24,059
Interest expense	237
Miscellaneous income	(418)
Loss from discontinued operations before income taxes	(29,161)
Income tax expense	333
Loss from discontinued operations, net of income taxes	$(29,494)

4.    Acquisitions

Cappelle

On December 9, 2016, the Company acquired 100% of the share capital of Belgium-based Cappelle Pigments NV (“Cappelle”), a leader in specialty, high-performance inorganic and organic pigments used in coatings, inks and plastics, for €40.0 million (approximately $42.4 million).  The acquired business contributed net sales of $19.0 million and net income attributable to Ferro Corporation of $0.6 million for the three months ended March 31, 2017.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $28.6 million of net working capital, $24.1 million of personal and real property, $10.3 million of debt,  $3.5 million of goodwill and $3.5 million of a deferred tax liability on the condensed consolidated balance sheet.

ESL

On October 31, 2016, the Company acquired 100% of the membership interest of Electro-Science Laboratories, Inc. (“ESL”), a leader in electronic packaging materials, for $78.5 million.  ESL is headquartered in King of Prussia, Pennsylvania.  The acquisition of ESL enhances the Company’s position in the electronic packaging materials space with complementary products, and provides a platform for growth in our Performance Colors and Glass segment.  ESL produces thick-film pastes and ceramics tape systems that enable important functionality in a wide variety of industrial and consumer applications.  The acquired business contributed net sales of $10.8 million and net income attributable to Ferro Corporation of $0.8 million for the three months ended March 31, 2017. The Company incurred acquisition costs for the three months ended March 31, 2017, of $0.3 million, which is included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $39.7 million of intangible assets, $19.0 million of goodwill, $18.9 million of net working capital, $2.9 million of personal and real property and $2.0 million of a deferred tax liability related to the amortizable intangibles assets on the condensed consolidated balance sheet.

Delta Performance Products

On August 1, 2016, the Company acquired certain assets of Delta Performance Products, LLC, for a cash purchase price of $4.4 million. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $3.2 million of amortizable intangible assets, $0.6 million of net working capital, $0.4 million of goodwill and $0.2 million of a deferred tax asset on the condensed consolidated balance sheet.

Pinturas

On June 1, 2016, the Company acquired 100% of the equity of privately held Pinturas Benicarló, S.L. (“Pinturas”) for €16.5 million in cash (approximately $18.4 million). The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. As of March 31, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $8.8 million of amortizable intangible assets, $7.7 million of net working capital, $3.9 million of goodwill, $2.7 million of a deferred tax liability related to the amortizable intangible assets, and $0.7 million of personal and real property on the condensed consolidated balance sheet.

Ferer

On January 5, 2016, the Company completed the purchase of 100% of the equity of privately held Istanbul-based Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S. (“Ferer”) on a cash-free and debt-free basis for approximately $9.4 million in cash. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches and estimates made by management. The Company recorded $4.5 million of goodwill, $3.3 million of amortizable intangible assets, $1.7 million of net working capital, $0.7 million of a deferred tax liability related to the amortizable intangible assets and $0.6 million of personal and real property on the condensed consolidated balance sheet.

5.    Inventories

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Raw materials	$84,913	$72,943
Work in process	43,267	38,859
Finished goods	122,410	118,045
Total inventories	$250,590	$229,847

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.2 million for the three months ended March 31, 2017 and 2016. We had on-hand precious metals owned by participants in our precious metals consignment program of $31.9 million at March 31, 2017, and $28.7 million at December 31, 2016, measured at fair value based on market prices for identical assets and net of credits.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $452.2 million at March 31, 2017, and $439.4 million at December 31, 2016. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $2.5 million at March 31, 2017, and $3.5 million at March 31, 2016.

We recorded a $3.9 million gain on sale of a closed site in Australia which was recorded in Miscellaneous (income), net in our condensed consolidated statements of operations for the three months ended March 31, 2016.

As discussed in Note 3, our Europe-based Polymer Additives assets had been classified as held-for-sale under ASC Topic 360, Property, Plant and Equipment until the ultimate sale of the business in August 2016. As such, at each historical reporting date, these assets were tested for impairment comparing the fair value of the assets, less costs to sell, to the carrying value.  The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value, less costs to sell, was less than the carrying value during the first quarter of 2016, resulting in an impairment charge of $24.1 million, representing the remaining carrying value of long-lived assets at that reporting date.  The impairment charge of $24.1 million is included in Loss from discontinued operations, net of income taxes in our condensed consolidated statements of operations for the three months ended March 31, 2016.

7.   Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

			Performance
	Performance	Color	Colors and
	Coatings	Solutions	Glass		Total
	(Dollars in thousands)
Goodwill, net at December 31, 2016	$28,090	$40,421	$79,785		$148,296
Acquisitions	—	—	(854)	[1]	(854)
Foreign currency adjustments	279	211	271		761
Goodwill, net at March 31, 2017	$28,369	$40,632	$79,202		$148,203

(1)	During the first quarter of 2017, the Company recorded a purchase price adjustment within the measurement period for goodwill related to the ESL acquisition.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Goodwill, gross	$206,670	$206,763
Accumulated impairment losses	(58,467)	(58,467)
Goodwill, net	$148,203	$148,296

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 31, 2017, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,170	$5,147
Land rights	4,770	4,746
Technology/know-how and other	86,028	84,837
Customer relationships	80,505	80,153
Total gross amortizable intangible assets	176,473	174,883
Accumulated amortization:
Patents	(5,023)	(4,981)
Land rights	(2,733)	(2,698)
Technology/know-how and other	(37,051)	(34,775)
Customer relationships	(6,479)	(5,311)
Total accumulated amortization	(51,286)	(47,765)
Amortizable intangible assets, net	$125,187	$127,118

Indefinite-lived intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$10,843	$10,732

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Loans payable	$8,029	$11,452
Current portion of long-term debt	8,603	5,858
Loans payable and current portion of long-term debt	$16,632	$17,310

Long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs, maturing 2021(1)	$—	$239,530
Term loan facility, net of unamortized issuance costs, maturing 2024(2)	615,594	—
Revolving credit facility, maturing 2019	—	311,555
Capital lease obligations	3,562	3,720
Other notes	7,782	8,228
Total long-term debt	626,938	563,033
Current portion of long-term debt	(8,603)	(5,858)
Long-term debt, less current portion	$618,335	$557,175

(1) The carrying value of the term loan facility, maturing 2021, is net of unamortized debt issuance costs of $3.7 million.

(2) The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $8.2 million.

2014 Credit Facility

In 2014, the Company entered into a credit facility that was amended on January 25, 2016, and August 29, 2016, resulting in a  $400 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years from the original issuance date (the “Previous Credit Facility”) with a group of lenders that was replaced on February 14, 2017 by the Credit Facility (as defined below).  For discussion of the Company’s Previous Credit Facility, refer to Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In conjunction with the refinancing of the Previous Credit Facility, we recorded a charge of $3.9 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss of extinguishment of debt in our condensed consolidated statement of operations for the three months ended March 31, 2017.

2017 Credit Facility

On February 14, 2017, the Company entered into a new credit facility (the “Credit Facility”) with a group of lenders to refinance its then outstanding credit facility debt and to provide liquidity for ongoing working capital requirements and general corporate purposes.

The Credit Facility consists of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million secured euro term loan facility with a term of seven years. The term loans are payable in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans, with the remaining balance due on the maturity date thereof.  In addition, the Company is required, on an annual basis, to make a prepayment of term loans until they are fully paid and then to the revolving loans in an amount equal to a portion of the Company’s excess cash flow, as calculated pursuant to the Credit Facility.

Subject to the satisfaction of certain conditions, the Company can request additional commitments under the revolving line of credit or term loans in the aggregate principal amount of up to $250 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans and, certain additional debt subject to satisfaction of certain covenant levels.

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

At March 31, 2017, the Company had borrowed $357.5 million under the secured term loan facility at an interest rate of 3.54% and €250 million under the secured euro term loan facility at an interest rate of 2.75%. At March 31, 2017, there were no additional borrowings available under the term loan facilities.

Interest Rate – Revolving Credit Line:  The interest rates applicable to loans under the revolving credit line will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus, in both cases, an applicable variable margin.  The variable margin will be based on the ratio of (a) the Company’s total consolidated net debt outstanding at such time to (b) the Company’s consolidated EBITDA computed for the period of four consecutive fiscal quarters most recently ended.

•

The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) syndication agent’s prime rate or (iii) the daily LIBOR rate plus 1.00%.  The applicable margin for base rate loans will vary between 0.75% and 1.75%.

•	The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.75% and 2.75%.
•

For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At March 31, 2017, there were no borrowings under the revolving credit line. After reductions for outstanding letters of credit secured by these facilities, we had $395.6 million of additional borrowings available under the revolving credit facilities at March 31, 2017.

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

Specific to the revolving credit facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio.  If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  At March 31, 2017, we were in compliance with the covenants of the Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $33.1 million and $7.3 million at March 31, 2017,  and December 31, 2016, respectively. The unused portions of these lines provided additional liquidity of $32.0 million at March 31, 2017, and $6.7 million at December 31, 2016.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$92,829	$92,829	$92,829	$—	$—
Loans payable	(8,029)	(8,029)	—	(8,029)	—
Term loan facility, maturing 2024(1)	(615,594)	(618,318)	—	(618,318)	—
Other long-term notes payable	(7,782)	(6,918)	—	(6,918)	—
Foreign currency forward contracts, net	237	237	—	237	—

	December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$45,582	$45,582	$45,582	$—	$—
Loans payable	(11,452)	(11,452)	—	(11,452)	—
Term loan facility, maturing 2021(1)	(239,530)	(252,052)	—	(252,052)	—
Revolving credit facility, maturing 2019	(311,555)	(318,389)	—	(318,389)	—
Other long-term notes payable	(8,228)	(7,315)	—	(7,315)	—
Foreign currency forward contracts, net	350	350	—	350	—

(1) The carrying value of the term loan facility is net of unamortized debt issuance costs.

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  At March 31, 2017, the fair value of the term loan facility is based on market price information and is measured using the last available bid price of the instrument on a secondary market and at December 31, 2016, is based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's non-performance risk.  The revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's non-performance risk.

Derivative Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency (gains) losses, net in the condensed consolidated statements of operations. We recognized net foreign currency gains of $0.3 million in the three months ended March 31, 2017, and net foreign currency losses of $1.6 million in the three months ended March 31, 2016, which is primarily comprised of the foreign exchange impact on transactions in countries where it is not economically feasible for us to enter into hedging arrangements and hedging inefficiencies, such as timing of transactions. We recognized net gains of $0.2 million in the three months ended March 31, 2017, and net losses of $10.6 million in the three months ended March 31, 2016,  arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $188.2 million at March 31, 2017, and $338.2 million at December 31, 2016.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings
	Three Months Ended
	March 31,
	2017	2016	Location of Gain (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$243	$(10,569)	Foreign currency (gains) losses, net

The following table presents the fair values on our condensed consolidated balance sheets of foreign currency forward contracts:

	March 31,	December 31,
	2017	2016	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Foreign currency forward contracts	$512	$1,854	Other current assets
Liability derivatives:
Foreign currency forward contracts	$(275)	$(1,504)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the three months ended March 31, 2017, was $7.1 million, or 24.4% of pre-tax income, compared with $8.0 million, or 28.9% of pre-tax income in the prior-year same period.  The tax expense in the first quarter of 2017 and 2016, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $7.3  million at March 31, 2017, and $7.2 million at December 31, 2016, for costs associated with the remediation of certain of our properties that have been contaminated. The liability at March 31, 2017, and December 31, 2016, was primarily related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation.  As a result of this ruling, we recorded an $8.7 million liability December 31, 2016.  During the first quarter of 2017, the Company participated in a newly available tax regime, resulting in the reduction of interest on these outstanding tax liabilities of $4.5 million.  The liability recorded at March 31, 2017, is $4.6 million, and will be paid down over a five-year term.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2017 and 2016, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$4	$4	$404	$363	$—	$—
Interest cost	3,666	3,937	573	939	211	236
Expected return on plan assets	(4,740)	(4,935)	(210)	(520)	—	—
Amortization of prior service cost	2	3	10	11	—	—
Net periodic benefit (credit) cost	$(1,068)	$(991)	$777	$793	$211	$236

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

In the first quarter of 2017, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2017:

Stock Options
Weighted-average grant-date fair value	$7.26
Expected life, in years	6.0
Risk-free interest rate	2.3%
Expected volatility	51.5%

The weighted average grant date fair value of our performance share units granted in the three months ended March 31, 2017, was $14.89. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for likelihood of achieving the performance criteria.

We measure the fair value of restricted stock units based on the closing market price of our common stock on the date of the grant. The restricted stock units vest over three years. The weighted-average grant date fair value per unit for grants made during the three months ended March 31, 2017, was $14.27.

We recognized stock-based compensation expense of $2.7 million for the three months ended March 31, 2017, and $1.6 million for the three months ended March 31, 2016. At March 31, 2017, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $10.4 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2020.

14.    Restructuring and Cost Reduction Programs

Total restructuring and impairment charges were approximately $3.0 million and $0.9 million for the three months ended March 31, 2017,  and March 31, 2016, respectively.

The activities and accruals summarized below are primarily related to costs associated with integration of our recent acquisitions:

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2016	$239	$1,489	$—	$1,728
Restructuring charges	980	862	1,176	3,018
Cash payments	(81)	(109)	—	(190)
Non-cash items	—	(522)	(1,176)	(1,698)
Balances at March 31, 2017	$1,138	$1,720	$—	$2,858

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs primarily over the next twelve months where applicable, except where legal or contractual obligations would require it to extend beyond that period.

15.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$21,898	$(9,966)
Adjustment for loss from discontinued operations	—	29,494
Total	$21,898	$19,528
Weighted-average common shares outstanding	83,530	83,311
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.26	$0.23
Diluted earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$21,898	$(9,966)
Adjustment for loss from discontinued operations	—	29,494
Total	$21,898	$19,528
Weighted-average common shares outstanding	83,530	83,311
Assumed exercise of stock options	516	370
Assumed satisfaction of restricted stock unit conditions	574	385
Assumed satisfaction of performance stock unit conditions	268	224
Weighted-average diluted shares outstanding	84,888	84,290
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.26	$0.23

The number of anti-dilutive or unearned shares was 2.1 million for the three months ended March 31, 2017, and 2.8 million for the three months ended March 31, 2016.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

For the three months ended March 31, 2016, the Company repurchased 1,175,437 shares of common stock at an average price of $9.72 per share for a total cost of $11.4 million.  As of March 31, 2017,  $50.0 million may still be purchased under the programs.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended March 31,
	Postretirement
	Benefit Liability	Translation	Other
	Adjustments	Adjustments	Adjustments	Total
	(Dollars in thousands)
Balance at December 31, 2015	$811	$(62,059)	$(70)	$(61,318)
Other comprehensive income (loss) before reclassifications	—	(1,710)	—	(1,710)
Reclassification to earnings:
Postretirement benefit liabilities income	268	—	—	268
Net current period other comprehensive income (loss)	268	(1,710)	—	(1,442)
Balance at March 31, 2016	$1,079	$(63,769)	$(70)	$(62,760)

Balance at December 31, 2016	1,141	(107,714)	(70)	(106,643)
Other comprehensive income (loss) before reclassifications	—	7,171	—	7,171
Reclassification to earnings:
Postretirement benefit liabilities (loss)	(4)	—	—	(4)
Other	—	—	—	—
Net current period other comprehensive (loss) income	(4)	7,171	—	7,167
Balance at March 31, 2017	$1,137	$(100,543)	$(70)	$(99,476)

18.    Reporting for Segments

In the first quarter of 2017, the Company’s Pigments, Powders and Oxides segment was renamed Color Solutions.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Performance Coatings	$126,565	$128,124
Performance Colors and Glass	103,518	88,170
Color Solutions	90,472	61,157
Total net sales	$320,555	$277,451

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Performance Coatings	$33,489	$32,115
Performance Colors and Glass	37,418	31,838
Color Solutions	28,182	20,286
Other cost of sales	(295)	(10)
Total gross profit	98,794	84,229
Selling, general and administrative expenses	58,958	52,646
Restructuring and impairment charges	3,018	881
Other expense, net	7,559	2,920
Income before income taxes	$29,259	$27,782

19.    Subsequent Event

On April 24, 2017, the Company acquired 100% of the equity interests of S.P.C. Group s.r.l., a company duly organized under the laws of Italy, and 100% of the equity interests of Smalti per Ceramiche, s.r.l. (“SPC”), a company duly organized under the laws of Italy, for €19.8 million, subject to customary working capital adjustments. SPC is a high-end tile coatings manufacturer based in Italy that focuses on fast-growing specialty products. SPC products, strong technology, design capabilities, and customer-centric business model are complementary to our Performance Coatings segment, and position us for continued growth in the high-end tile markets.

The operating results will be included in the Company’s condensed consolidated financial statements commencing April 24, 2017, the date of the acquisition.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended March 31, 2017, increased by $43.1 million, or 15.5%, compared with the prior-year same period.    The increase in net sales was driven by higher sales in Color Solutions (formerly Pigments, Powders and Oxides) and Performance Colors and Glass of $29.3 million and $15.3 million, respectively, partially offset by lower sales in Performance Coatings of $1.6 million.  During the three months ended March 31, 2017, gross profit increased $14.6 million, or 17.3%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 40 basis points to 30.8%.  The increase in gross profit was attributable to increases across all of our segments, with increases in Color Solutions, Performance Colors and Glass and Performance Coatings of $7.9 million, $5.6 million and $1.4 million, respectively.

For the three months ended March 31, 2017, selling, general and administrative (“SG&A”) expenses increased $6.3 million, or 12.0%, compared with the prior-year same period.  The increase was primarily driven by $4.8 million of expenses related to acquisitions completed within the last year.

For the three months ended March 31, 2017, net income was $22.1 million, compared with net loss of $9.7 million for the prior-year same period, and net income attributable to common shareholders was $21.9 million, compared with net loss attributable to common shareholders of $10.0 million for the prior-year same period. Income from continuing operations was $22.1 million for the three months ended March 31, 2017, compared with income from continuing operations of $19.8 million for the three months ended March 31, 2016.  Our total gross profit for the first quarter of 2017 was $98.8 million, compared with $84.2 million for the three months ended March 31, 2016.

Outlook

For 2017, we expect that gross margin will continue to grow at a measured pace based on strategic actions taken to improve growth in our core businesses and contriubtions from recent acquisitions. Raw material costs are expected to increase in 2017, however we expect to offset these cost increases through pricing actions, product reformulations and optimization actions. In addition, foreign currency exchange rates continue to be volatile, and we anticipate that changes in rates will adversely impact reported results.

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

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations - Consolidated

Comparison of the three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017,  income from continuing operations was $22.1  million, compared with $19.8 million income from continuing operations for the three months ended March 31, 2016.  Net income was $22.1 million, compared with net loss of $9.7 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net income attributable to common shareholders was $21.9 million, or earnings per share of $0.26, compared with net loss attributable to common shareholders of $10.0 million, or loss per share of $0.12, for the three months ended March 31, 2016.

Net Sales

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Net sales	320,555	277,451	43,104	15.5%
Cost of sales	221,761	193,222	28,539	14.8%
Gross profit	$98,794	$84,229	$14,565	17.3%
Gross profit as a % of net sales	30.8%	30.4%

Net sales increased by  $43.1 million, or 15.5%, in the three months ended March 31, 2017,  compared with the prior-year same period, driven by higher sales in Color Solutions and Performance Colors and Glass of $29.3 million and $15.3 million, respectively, partially offset by lower sales in Performance Coatings of $1.6 million.  The increase in net sales was driven by the sales from Cappelle of $19.0 million, ESL of $10.8 million, and Pinturas of $2.0 million, all acquisitions completed after the first quarter of 2016, as well as strong growth in pigment products and surface technology products of $5.6 million and $3.7 million, respectively.

Gross Profit

Gross profit increased $14.6 million, or 17.3%, in the three months ended March 31, 2017, compared with the prior-year same period, and as a percentage of net sales, it increased 40 basis points to  30.8%.  The increase in gross profit was attributable to increases across all of our segments, with increases in Color Solutions, Performance Colors and Glass and Performance Coatings of $7.9 million, $5.6 million and $1.4 million, respectively.  The increase in gross profit was primarily due to lower manufacturing costs of $9.0 million, increased gross profit from acquisitions of $7.5 million and higher sales volumes and mix of $5.7 million, partially offset by higher raw material costs of $2.8 million,  unfavorable product pricing of $2.4 million and unfavorable foreign currency impacts of $2.2 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
Europe	$148,923	$128,700	$20,223	15.7%
United States	88,380	70,171	18,209	25.9%
Asia Pacific	44,208	42,939	1,269	3.0%
Latin America	39,044	35,641	3,403	9.5%
Net sales	$320,555	$277,451	$43,104	15.5%

The increase in net sales of $43.1 million, compared with the prior-year same period, was driven by an increase in sales from all regions. The increase in sales from Europe was primarily attributable to higher sales in Color Solutions and Performance Colors and Glass of $17.6 million and $5.5 million, respectively, partially offset by a decrease in sales in Performance Coatings of $2.9 million.

The increase in sales from the United States was attributable to higher sales in Color Solutions and Performance Colors and Glass of $10.1 million and $8.6  million.  The increase in sales from Latin America was attributable to higher sales across all segments.  The increase in sales from Asia Pacific was primarily attributable to increased sales in Color Solutions.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$140,539	$128,336	$12,203	9.5%
United States	66,918	59,628	7,290	12.2%
Asia Pacific	70,121	54,528	15,593	28.6%
Latin America	42,977	34,959	8,018	22.9%
Net sales	$320,555	$277,451	$43,104	15.5%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$32,904	$30,829	$2,075	6.7%
Incentive compensation	1,830	1,985	(155)	(7.8)%
Stock-based compensation	2,723	1,626	1,097	67.5%
Pension and other postretirement benefits	(80)	38	(118)	(310.5)%
Bad debt	(241)	(122)	(119)	97.5%
Business development	2,361	1,100	1,261	114.6%
Intangible asset amortization	2,051	1,500	551	36.7%
All other expenses	17,410	15,690	1,720	11.0%
Selling, general and administrative expenses	$58,958	$52,646	$6,312	12.0%

SG&A expenses were $6.3 million higher in the three months ended March 31, 2017,  compared with the prior-year same period.  Included in SG&A expenses were $4.8 million of expenses related to acquisitions acquired within the last year.  The increase in stock-based compensation expense of $1.1 million is a result of the Company’s performance relative to targets for certain awards compared with the prior-year same period. The increase in business development expenses is a result of higher professional fees.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	March 31,

	2017	2016	$ Change	% Change
	(Dollars in thousands)
Strategic services	$31,693	$28,404	$3,289	11.6%
Functional services	22,712	20,631	2,081	10.1%
Incentive compensation	1,830	1,985	(155)	(7.8)%
Stock-based compensation	2,723	1,626	1,097	67.5%
Selling, general and administrative expenses	$58,958	$52,646	$6,312	12.0%

Restructuring and Impairment Charges

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Employee severance	$980	$532	$448	84.2%
Asset impairment	1,176	—	1,176	NM
Other restructuring costs	862	349	513	147.0%
Restructuring and impairment charges	$3,018	$881	$2,137	242.6%

Restructuring and impairment charges increased in the first quarter of 2017 compared with the prior-year same period. The increase was primarily due to costs associated with a restructuring plan in Italy, which includes $1.2 million of asset impairment associated with assets that have been taken out of service, as well as actions taken at our recent acquisitions associated with achieving our targeted synergies.

Interest Expense

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Interest expense	$5,748	$4,544	$1,204	26.5%
Amortization of bank fees	479	315	164	52.1%
Interest capitalization	(3)	(12)	9	(75.0)%
Interest expense	$6,224	$4,847	$1,377	28.4%

Interest expense increased in the first quarter of 2017 compared with the prior-year same period.  As discussed in Note 8, the Company refinanced its debt in the first quarter of 2017, which resulted in a lower interest rate. The increase in interest expense was due to an increase in the average long-term debt balance during the three months ended March 31, 2017, compared with the prior-year same period.

Income Tax Expense

During the first quarter of 2017, income tax expense was $7.1 million, or 24.4%  of pre-tax income.  In the first quarter of 2016, we recorded tax expense of $8.0 million, or 28.9% of pre-tax income. The tax expense in the first quarter of 2017 and 2016, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35%, primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the three months ended March 31, 2017 and 2016

Performance Coatings

	Three Months Ended				Change due to
	March 31,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Other
	(Dollars in thousands)
Segment net sales	$126,565	$128,124	$(1,559)	(1.2)%	$(3,591)	$7,420	$(5,388)	$—
Segment gross profit	33,489	32,115	1,374	4.3%	(3,591)	2,623	(1,467)	3,809
Gross profit as a % of segment net sales	26.5%	25.1%

       Net sales decreased in Performance Coatings compared with the prior-year same period, primarily driven by a decrease in sales of $1.6 million of color products.    The decrease in net sales was driven by unfavorable foreign currency impacts of $5.4 million and lower product pricing of $3.6 million, partially mitigated by increased sales volume and favorable mix of $7.4 million. Gross profit increased $1.4 million from the prior-year same period, primarily driven by lower manufacturing costs of $5.0 million and higher sales volumes and favorable mix of $2.6 million, partially offset by unfavorable product pricing impacts of $3.6 million, unfavorable foreign currency impacts of $1.5 million and higher raw material costs of $1.2 million.

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$69,160	$72,026	$(2,866)	(4.0)%
Latin America	25,330	23,245	2,085	9.0%
Asia Pacific	21,317	21,568	(251)	(1.2)%
United States	10,758	11,285	(527)	(4.7)%
Total	$126,565	$128,124	$(1,559)	(1.2)%

The net sales decrease of $1.6 million was driven by decreases in sales from Europe, the United States and Asia Pacific, partially mitigated  by an increase from Latin America. The decrease in sales from Europe was primarily attributable to a  decrease in sales of digital inks and colors of $1.6 million and $1.3 million, respectively.  The decrease in sales from the United States was fully attributable to lower sales of porcelain enamel and the decrease from  Asia Pacific was driven by lower sales of frits and glazes. The sales increase from Latin America was primarily driven by higher sales of digital inks of $1.1 million and higher sales of frits and glazes of $0.8 million.

Performance Colors and Glass

	Three Months Ended				Change due to
	March 31,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$103,518	$88,170	$15,348	17.4%	$621	$3,514	$(1,595)	$12,808	$—
Segment gross profit	37,418	31,838	5,580	17.5%	621	1,214	(550)	3,820	475
Gross profit as a % of segment net sales	36.1%	36.1%

       Net sales increased compared with the prior-year same period, primarily driven by $10.8 million of sales attributable to ESL, $2.0 million of sales attributable to Pinturas, both acquisitions completed in 2016 after the first quarter, and $2.4 million from higher sales of electronics products (excluding ESL).  Net sales were impacted by favorable volume and mix of $3.5 million, an increase in sales from acquisitions of $12.8 million and higher product pricing of $0.6 million, partially offset by unfavorable foreign currency impacts of $1.6 million. Gross profit increased from the prior-year same period, primarily due to gross profit from acquisitions of $3.8 million,  favorable manufacturing costs of $1.1 million,  higher sales volumes and mix of $1.2 million and higher product pricing of $0.6 million, partially offset by unfavorable raw material costs of $0.6 million and unfavorable foreign currency impacts of $0.6 million.

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$44,586	$39,096	$5,490	14.0%
United States	39,104	30,489	8,615	28.3%
Asia Pacific	14,633	14,241	392	2.8%
Latin America	5,195	4,344	851	19.6%
Total	$103,518	$88,170	$15,348	17.4%

The net sales increase of $15.3 million was driven by higher sales from all regions.  The increase in sales from the United States was attributable to an increase in sales of electronics products of $8.9 million. The increase in sales from Europe was primarily attributable to $3.8 million and $2.0 million in sales from ESL and Pinturas, respectively. The increase from Asia Pacific was primarily due to higher sales of electronics products of $0.6 million and the increase from Latin America was attributable to an increase in sales of decoration products of $0.9  million.

Color Solutions

	Three Months Ended				Change due to
	March 31,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$90,472	$61,157	$29,315	47.9%	$603	$9,423	$(629)	$19,918	$—
Segment gross profit	28,182	20,286	7,896	38.9%	603	1,906	(215)	3,714	1,888
Gross profit as a % of segment net sales	31.1%	33.2%

       Net sales increased compared with the prior-year same period, primarily due to sales from Cappelle,  and higher sales of surface technology and pigment products of $19.0 million, $3.7 million, and $5.6 million, respectively.  Net sales were positively impacted by higher sales from acquisitions of $19.9 million, higher volumes and mix of $9.4 million and higher product pricing of $0.6 million, partially offset by unfavorable foreign currency impacts of $0.6 million.  Gross profit increased from the prior-year same period, primarily due to gross profit from acquisitions of $3.7 million,  lower manufacturing costs of $2.9 million,  favorable sales volumes and mix of $1.9 million and higher product pricing of $0.6 million, partially offset by unfavorable raw material costs of $1.0 million and unfavorable foreign currency impacts of $0.2 million.

	Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$38,518	$28,397	$10,121	35.6%
Europe	35,177	17,578	17,599	100.1%
Asia Pacific	8,258	7,130	1,128	15.8%
Latin America	8,519	8,052	467	5.8%
Total	$90,472	$61,157	$29,315	47.9%

The net sales increase of $29.3 million was driven by increased sales from all regions.  The increased sales from Europe was primarily driven by sales from Cappelle of $15.9 million.   The increase in sales from the United States was driven by sales from Cappelle of $3.1 million, surface technology products of $3.7 million and pigments of $2.4 million.  The increase in sales from Asia Pacific was attributable to higher sales for all products.

Summary of Cash Flows for the three months ended March 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016	$ Change
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,630	$(10,161)	$11,791
Net cash used in investing activities	(6,764)	(11,688)	4,924
Net cash provided by financing activities	51,935	19,200	32,735
Effect of exchange rate changes on cash and cash equivalents	446	134	312
Increase (decrease) in cash and cash equivalents	$47,247	$(2,515)	$49,762

The following table includes details of net cash provided by operating activities.

	Three Months Ended
	March 31,
	2017	2016	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$22,121	$(9,730)	$31,851
Loss (gain) on sale of assets and business	419	(4,083)	4,502
Depreciation and amortization	11,375	10,672	703
Interest amortization	479	315	164
Restructuring and impairment	2,828	24,164	(21,336)
Loss on extinguishment of debt	3,905	—	3,905
Accounts receivable	(26,619)	(23,582)	(3,037)
Inventories	(17,114)	(7,706)	(9,408)
Accounts payable	8,188	5,555	2,633
Other current assets and liabilities, net	(3,265)	1,876	(5,141)
Other adjustments, net	(687)	(7,642)	6,955
Net cash provided by (used in) operating activities	$1,630	$(10,161)	$11,791

Cash flows from operating activities. Cash flows provided by operating activities increased $11.8 million in the first three months of 2017 compared with the prior-year same period.  The increase was due to higher earnings after consideration of non-cash items, partially offset by higher cash outflows for net working capital of $9.8 million.

Cash flows from investing activities. Cash flows used in investing activities decreased $4.9 million in the first three months of 2017 compared with the prior-year same period. The decrease was primarily due to lower cash outflows for business acquisitions of $7.9 million, partially offset by lower sales proceeds of $3.6 million,  which primarily consisted of the proceeds from a closed site in Australia during the three months ended March 31, 2016.

Cash flows from financing activities. Cash flows provided by financing activities increased $32.7 million in the first three months of 2017 compared with the prior-year same period.  As further discussed in Note 8, during the three months ended March 31, 2017, we paid off our Previous Credit Facility and entered into our Credit Facility, consisting of a $400 million secured revolving line of credit, a $357.5 million secured term loan facility and a €250 million secured euro term loan facility.  This transaction resulted in additional borrowings in the first quarter of $42.1 million compared to the prior-year same period. Further, compared to the prior-year same period, net repayments under loans payable was $7.5 million higher.  Additionally, during the first quarter of 2017, we paid $12.7 million in debt issuance costs related to the Credit Facility entered into during the period, partially offset by lower purchases of treasury stock during the first quarter of 2017.

Capital Resources and Liquidity

2017 Credit Facility

On February 14, 2017, the Company entered into a new credit facility (the “Credit Facility”) with a group of lenders to refinance its then outstanding credit facility debt and to provide liquidity for ongoing working capital requirements and general corporate purposes.

The Credit Facility consists of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million secured euro term loan facility with a term of seven years. The term loans are payable in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans, with the remaining balance due on the maturity date thereof.  In addition, the Company is required, on an annual basis, to make a prepayment of term loans until they are fully paid and then to the revolving loans in an amount equal to a portion of the Company’s excess cash flow, as calculated pursuant to the Credit Facility.

Subject to the satisfaction of certain conditions, the Company can request additional commitments under the revolving line of credit or term loans in the aggregate principal amount of up to $250 million to the extent that existing or new lenders agree to provide such additional commitments and/or term loans and, certain additional debt subject to satisfaction of certain covenant levels.

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

At March 31, 2017, the Company had borrowed $357.5 million under the secured term loan facility at an interest rate of 3.54% and €250 million under the secured euro term loan facility at an interest rate of 2.75%. At March 31, 2017, there were no additional borrowings available under the term loan facilities.

Interest Rate – Revolving Credit Line:  The interest rates applicable to loans under the revolving credit line will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus, in both cases, an applicable variable margin.  The variable margin will be based on the ratio of (a) the Company’s total consolidated net debt outstanding at such time to (b) the Company’s consolidated EBITDA computed for the period of four consecutive fiscal quarters most recently ended.

•

The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) syndication agent’s prime rate or (iii) the daily LIBOR rate plus 1.00%.  The applicable margin for base rate loans will vary between 0.75% and 1.75%.

•	The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.75% and 2.75%.
•

For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At March 31, 2017, there were no borrowings under the revolving credit line. After reductions for outstanding letters of credit secured by these facilities, we had $395.6 million of additional borrowings available under the revolving credit facilities at March 31, 2017.

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

Specific to the revolving credit facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable.  At March 31, 2017, we were in compliance with the covenants of the Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.2 million for the three months ended March 31, 2017 and 2016.  We had on hand precious metals owned by participants in our precious metals program of $31.9 million at March 31, 2017, and $28.7 million at December 31, 2016, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2017, or December 31, 2016,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At March 31, 2017, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.6 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $33.1 million and $7.3 million at March 31, 2017,  and December 31, 2016, respectively. We had $32.0 million and $6.7 million of additional borrowings available under these lines at March 31, 2017,  and December 31, 2016, respectively.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2017,  we had $92.8 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions.  If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. We had additional borrowing capacity of $427.6 million at March 31, 2017, and $112.0 million at December 31, 2016, available under our various credit facilities, primarily our revolving credit facility.

Our revolving credit facility subjects us to  a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our credit facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of March 31, 2017, we were in compliance with our maximum leverage ratio covenant of 4.25x as our actual ratio was 2.55x, providing $86.4 million of EBITDA cushion on the leverage ratio, as defined within the Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $130 million for rolling four quarters, based on reasonably consistent net debt levels with those as of March 31, 2017, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

Difficulties experienced in global capital markets could affect the ability or willingness of counterparties to perform under our various lines of credit, forward contracts, and precious metals program. These counterparties are major, reputable, multinational institutions, all having investment-grade credit ratings. Accordingly, we do not anticipate counterparty default. However, an interruption in access to external financing could adversely affect our business prospects and financial condition.

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

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented in the table below.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$615,594	$551,085
Fair value	618,318	570,441
Change in annual interest expense from 1% change in interest rates	6,318	5,611
Fixed-rate debt:
Carrying amount	7,782	8,228
Fair value	6,918	7,315
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Foreign currency forward contracts:
Notional amount	188,234	338,186
Carrying amount and fair value	237	350
Change in fair value from 10% appreciation of U.S. dollar	2,469	15,589
Change in fair value from 10% depreciation of U.S. dollar	(3,018)	(19,054)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of such matters to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay common stock dividends is limited by certain covenants in our Credit Facility other than dividends payable solely in Capital Securities, as defined in the agreement.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2017:

			Total Number of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
January 1, 2017 to January 31, 2017	—	$—	—	$50,000,000
February 1, 2017 to February 28, 2017	—	$—	—	$50,000,000
March 1, 2017 to March 31, 2017	—	$—	—	$50,000,000
Total	—		—

__________________________

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

FERRO CORPORATION (Registrant)

Date:	April 25, 2017
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2017
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016.)
4	Instruments defining rights of security holders, including indentures:
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

10.1

Credit Agreement, dated as of February 14, 2017, among Ferro Corporation, the lenders party thereto, PNC Bank, National Association, as the administrative agent, collateral agent and a letter of credit issuer, Deutsche Bank AG New York Branch, as the syndication agent and as a letter of credit issuer, and the various financial institutions and other persons from time to time party thereto (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s current Report on Form 8-K, filed February 17, 2017).

10.2

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

10.3

Retention Agreement, dated September 1, 2016, by and between Jeffrey L. Rutherford and Ferro Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.4	Separation Agreement and Release, dated January 3, 2017, by and between Jeffrey L. Rutherford and Ferro Corporation.*
10.5	Change in Control Agreement, dated September 1, 2016, by and between Benjamin Schlater and Ferro Corporation.*

Exhibit:

31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	XBRL Documents:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

__________________________

*Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.

**   Certain exhibits and schedules have been omitted and the registrant agrees to furnish a copy of any omitted exhibits and schedules to the Securities and Exchange Commission