Form 10-Q
period 2017-09-30
FERRO CORP
filed 2017-11-01
CIK 35214

rti8Mag Mag

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

At October 31, 2017, there were 83,857,289 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Net sales	$350,012	$288,527	$1,019,199	$863,955
Cost of sales	246,396	199,546	708,447	592,372
Gross profit	103,616	88,981	310,752	271,583
Selling, general and administrative expenses	65,485	55,588	186,957	166,105
Restructuring and impairment charges	1,471	26	7,713	1,694
Other expense (income):
Interest expense	7,248	5,304	19,921	15,579
Interest earned	(201)	(214)	(556)	(414)
Foreign currency losses, net	1,021	867	5,575	2,867
Loss on extinguishment of debt	—	—	3,905	—
Miscellaneous (income) expense, net	(1,726)	705	(2,264)	(2,079)
Income before income taxes	30,318	26,705	89,501	87,831
Income tax expense	7,353	6,157	23,186	22,659
Income from continuing operations	22,965	20,548	66,315	65,172
Loss from discontinued operations, net of income taxes	—	(29,222)	—	(64,464)
Net income (loss)	22,965	(8,674)	66,315	708
Less: Net income attributable to noncontrolling interests	148	210	575	589
Net income (loss) attributable to Ferro Corporation common shareholders	$22,817	$(8,884)	$65,740	$119
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.27	$0.24	$0.79	$0.78
Discontinued operations	—	(0.35)	—	(0.77)
	$0.27	$(0.11)	$0.79	$0.01
Diluted earnings (loss):
Continuing operations	$0.27	$0.24	$0.77	$0.77
Discontinued operations	—	(0.35)	—	(0.77)
	$0.27	$(0.11)	$0.77	$—

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income (loss)	$22,965	$(8,674)	$66,315	$708
Other comprehensive income (loss), net of income tax:
Foreign currency translation (loss) income	(2,996)	2,680	18,081	(2,267)
Cash flow hedging instruments, unrealized gain	104	—	104	—
Postretirement benefit liabilities (loss) gain	(33)	(2)	(21)	293
Other comprehensive (loss) income, net of income tax	(2,925)	2,678	18,164	(1,974)
Total comprehensive income (loss)	20,040	(5,996)	84,479	(1,266)
Less: Comprehensive income attributable to noncontrolling interests	294	191	837	450
Comprehensive income (loss) attributable to Ferro Corporation	$19,746	$(6,187)	$83,642	$(1,716)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$52,211	$45,582
Accounts receivable, net	337,887	259,687
Inventories	286,848	229,847
Other receivables	50,057	37,814
Other current assets	19,533	9,087
Total current assets	746,536	582,017
Other assets
Property, plant and equipment, net	288,774	262,026
Goodwill	197,819	148,296
Intangible assets, net	190,985	137,850
Deferred income taxes	106,081	106,454
Other non-current assets	45,472	47,126
Total assets	$1,575,667	$1,283,769
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$18,477	$17,310
Accounts payable	155,542	127,655
Accrued payrolls	40,950	35,859
Accrued expenses and other current liabilities	85,927	65,203
Total current liabilities	300,896	246,027
Other liabilities
Long-term debt, less current portion	673,464	557,175
Postretirement and pension liabilities	170,199	162,941
Other non-current liabilities	83,995	62,594
Total liabilities	1,228,554	1,028,737
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 83.8 million and 83.4 million shares outstanding at September 30, 2017, and December 31, 2016, respectively	93,436	93,436
Paid-in capital	303,428	306,566
Retained earnings	180,430	114,690
Accumulated other comprehensive loss	(88,741)	(106,643)
Common shares in treasury, at cost	(151,900)	(160,936)
Total Ferro Corporation shareholders’ equity	336,653	247,113
Noncontrolling interests	10,460	7,919
Total equity	347,113	255,032
Total liabilities and equity	$1,575,667	$1,283,769

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2015	9,431	$(166,020)	$93,436	$314,854	$135,507	$(61,318)	$7,822	$324,281
Net income	—	—	—	—	119	—	589	708
Other comprehensive (loss)	—	—	—	—	—	(1,835)	(139)	(1,974)
Purchase of treasury stock	1,175	(11,429)	—	—	—	—	—	(11,429)
Stock-based compensation transactions	(556)	15,095	—	(10,015)	—	—	—	5,080
Distributions to noncontrolling interests	—	—	—	—	—	—	(502)	(502)
Balances at September 30, 2016	10,050	(162,354)	93,436	304,839	135,626	(63,153)	7,770	316,164

Balances at December 31, 2016	9,996	(160,936)	93,436	306,566	114,690	(106,643)	7,919	255,032
Net income	—	—	—	—	65,740	—	575	66,315
Other comprehensive income	—	—	—	—	—	17,902	262	18,164
Stock-based compensation transactions	(359)	9,036	—	(3,138)	—	—	—	5,898
Change in ownership interest	—	—	—	—	—	—	2,178	2,178
Distributions to noncontrolling interests	—	—	—	—	—	—	(474)	(474)
Balances at September 30, 2017	9,637	$(151,900)	$93,436	$303,428	$180,430	$(88,741)	$10,460	$347,113

See accompanying notes to condensed consolidated financial statements.

            Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities
Net cash provided by operating activities	$34,691	$6,742
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(30,134)	(18,217)
Proceeds from sale of assets	—	3,598
Proceeds from sale of equity method investment	2,268	—
Business acquisitions, net of cash acquired	(71,930)	(11,417)
Other investing	551	—
Net cash used in investing activities	(99,245)	(26,036)
Cash flows from financing activities
Net (repayments) borrowings under loans payable	(10,803)	2,606
Proceeds from revolving credit facility, maturing 2019	15,628	212,906
Principal payments on revolving credit facility, maturing 2019	(327,183)	(149,696)
Proceeds from term loan facility, maturing 2024	623,827	—
Principal payments on term loan facility, maturing 2024	(3,232)	—
Principal payments on term loan facility, maturing 2021	(243,250)	(52,250)
Proceeds from revolving credit facility, maturing 2022	69,787	—
Principal payments on revolving credit facility, maturing 2022	(42,400)	—
Principal payments on other long-term debt	(2,978)	—
Proceeds from other long-term debt	2,700	—
Payment of debt issuance costs	(12,927)	(661)
Acquisition related contingent consideration payment	(1,315)	—
Purchase of treasury stock	—	(11,429)
Other financing activities	182	416
Net cash provided by financing activities	68,036	1,892
Effect of exchange rate changes on cash and cash equivalents	3,147	(422)
Increase (decrease) in cash and cash equivalents	6,629	(17,824)
Cash and cash equivalents at beginning of period	45,582	58,380
Cash and cash equivalents at end of period	$52,211	$40,556
Cash paid during the period for:
Interest	$20,594	$15,032
Income taxes	$16,619	$12,929

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

As discussed in Note 3, in the third quarter of 2016, we completed the disposition of the Europe-based Polymer Additives business and have classified the related operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

During the first quarter of 2017, the Company renamed the Pigments, Powders and Oxides segment “Color Solutions.”

Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2017.

2.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation: (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Cash flow related to excess tax benefits will no longer be classified as a financing activity on the statement of cash flows but will be presented with all other income tax cash flows as an operating activity. The new guidance also provides an accounting policy election to account for award forfeitures as they occur.  Finally, the updated standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and clarifies that all cash tax payments made on an employee’s behalf for withheld shares should be presented as financing activities on the statement of cash flows.

The Company adopted ASU 2016-09, in the first quarter of 2017.  As a result of the adoption, tax benefits of $0.3 million were recorded in income tax expense. The Company has elected to account for award forfeitures as they occur.  In addition, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on the statements of cash flows since the Company has historically presented such payments as financing activities.

New Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  ASU 2017-12 provides guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: (Topic 350): Simplifying the Test for Goodwill Impairment.  ASU 2017-04 is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current goodwill impairment test. This pronouncement is effective for the annual or any interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory and requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is in the process of assessing the impact that the adoption of this ASU will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: (Topic 606). This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We will adopt the new standard effective January 1, 2018, using the modified retrospective method.  We are nearing completion of our assessment and review of specific contracts and we do not currently believe ASU 2014-09 will have a material effect on our consolidated financial statements.

No other new accounting pronouncements issued had or are expected to have a material impact of the Company’s consolidated financial statements.

3.    Discontinued Operations

During 2014, we commenced a process to market for sale our Europe-based Polymer Additives business.  We determined that the criteria to classify these assets as held-for-sale under ASC Topic 360, Property, Plant and Equipment, were met at that time. On August 22, 2016, we completed the disposition of the Europe-based Polymer Additives business to Plahoma Two AG, an affiliate of the LIVIA Group.  The Company made a capital contribution of €12 million (approximately $13.6 million) to its subsidiaries that owned the assets prior to the close of the sale.  In August 2016, prior to the sale, an impairment charge of $26.8 million was recorded under ASC Topic 360 Property, Plant and Equipment. The charge was calculated as the difference of the executed transaction price and the carrying value of the assets. The impairment charge included $1.1 million associated with the reclassification of foreign currency translation loss from Accumulated other comprehensive loss (Note 17). We have classified the Europe-based Polymer Additives operating results, net of income tax, as discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

The table below summarizes results for the Europe-based Polymer Additives assets, for the three and nine months ended September 30, 2016, which are reflected in our condensed consolidated statements of operations as discontinued operations.  Interest expense has been allocated to the discontinued operations based on the ratio of net assets of each business to consolidated net assets excluding debt.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(Dollars in thousands)
Net sales	$3,831	$18,481
Cost of sales	5,654	28,473
Gross loss	(1,823)	(9,992)
Selling, general and administrative expenses	588	3,094
Restructuring and impairment charges	26,843	50,902
Interest expense	49	325
Miscellaneous income	(4)	(392)
Loss from discontinued operations before income taxes	(29,299)	(63,921)
Income tax (benefit) expense	(77)	543
Loss from discontinued operations, net of income taxes	$(29,222)	$(64,464)

4.    Acquisitions

Dip Tech Ltd.

On August 2, 2017, the Company acquired 100% of the equity interests of Dip Tech Ltd. (“Dip-Tech”), a leading provider of digital printing solutions for glass coatings, for $77.3 million, excluding customary adjustments. Dip-Tech is headquartered in Kfar Saba, Israel. The fair value of the consideration transferred was cash paid at closing of $60.4 million and contingent consideration of $16.9 million. The Company incurred acquisition costs for the three and nine months ended September 30, 2017, of $2.1 million, which is included in Selling, general and administrative expenses in our condensed consolidated statements of operations. The acquired business contributed net sales of $6.4 million for the three and nine months ended September 30, 2017, and net loss attributable to Ferro Corporation of $1.1 million for the three and nine months ended September 30, 2017.  The net loss attributable to Ferro Corporation was driven by the amortization of inventory step up costs of $0.8 million and acquired intangible asset amortization costs of $0.6 million for the three and nine months ended September 30, 2017.  Dip-Tech incurred research and development costs of $1.1 million for the three and nine months ended September 30, 2017.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of September 30, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $46.3 million of amortizable intangible assets, $38.2 million of goodwill, $11.5 million of a deferred tax liability,  $3.2 million of personal and real property and $1.1 million of net working capital on the condensed consolidated balance sheet.

Gardenia Quimica S.A.

On August 3, 2017, the Company acquired the majority interest in Gardenia Quimica S.A. (“Gardenia”) for $3.0 million.  The Company previously owned 46% of Gardenia and recorded it as an equity method investment. In connection with this transaction, the Company now owns 83.5% and fully consolidates Gardenia. Due to a change of control that occurred, the Company recorded a gain on purchase of $2.6 million related to the difference between the Company’s carrying value and fair value of the previously held equity method investment.

Smalti per Ceramiche, s.r.l

On April 24, 2017, the Company acquired 100% of the equity interests of S.P.C. Group s.r.l., and 100% of the equity interests of Smalti per Ceramiche, s.r.l. (“SPC”), for €17.9 million (approximately $19.4 million), including the assumption of debt of €5.7 million (approximately $6.2 million). SPC is a high-end tile coatings manufacturer based in Italy focused on fast-growing specialty products. SPC’s products, strong technology, design capabilities, and customer-centric business model are complementary to our Performance Coatings segment, and position us for continued growth in the high-end tile markets. The Company incurred acquisition costs for the three and nine months ended September 30, 2017, of $0.1 million and $1.3 million, respectively, which is included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of September 30, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $6.7 million of personal and real property, $5.9 million of amortizable intangible assets, $5.7 million of net working capital, $3.3 million of goodwill and $2.2 million of a deferred tax liability on the condensed consolidated balance sheet.

Cappelle Pigments NV

On December 9, 2016, the Company acquired 100% of the equity interests of Belgium-based Cappelle Pigments NV (“Cappelle”), a leader in specialty, high-performance inorganic and organic pigments used in coatings, inks and plastics, for €49.8 million (approximately $52.7 million), including the assumption of debt of €9.8 million. The acquired business contributed net sales of $17.8 million and $55.8 million for the three and nine months ended September 30, 2017, respectively, and net income attributable to Ferro Corporation of $1.2 million and $2.3 million for the three and nine months ended September 30, 2017, respectively.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of September 30, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $28.6 million of net working capital, $24.1 million of personal and real property, $3.5 million of goodwill and $3.5 million of a deferred tax liability on the condensed consolidated balance sheet.

Electro-Science Laboratories, Inc.

On October 31, 2016, the Company acquired 100% of the equity interests of Electro-Science Laboratories, Inc. (“ESL”), a leader in electronic packaging materials, for $78.5 million.  ESL is headquartered in King of Prussia, Pennsylvania.  The acquisition of ESL enhances the Company’s position in the electronic packaging materials space with complementary products, and provides a platform for growth in our Performance Colors and Glass segment.  ESL produces thick-film pastes and ceramics tape systems that enable important functionality in a wide variety of industrial and consumer applications.  The acquired business contributed net sales of $10.5 million and $31.8 million for the three and nine months ended September 30, 2017, respectively, and net income attributable to Ferro Corporation of $1.2 million and $3.9 million for the three and nine months ended September 30, 2017, respectively. The Company incurred acquisition costs for the nine months ended September 30, 2017, of $0.3 million, which is included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of September 30, 2017, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $39.7 million of intangible assets, $19.0 million of goodwill, $18.9 million of net working capital, $2.9 million of personal and real property and $2.0 million of a deferred tax liability on the condensed consolidated balance sheet.

Delta Performance Products, LLC

On August 1, 2016, the Company acquired certain assets of Delta Performance Products, LLC, for a cash purchase price of $4.4 million. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $3.2 million of amortizable intangible assets, $0.6 million of net working capital, $0.4 million of goodwill and $0.2 million of a deferred tax asset on the condensed consolidated balance sheet.

Pinturas Benicarló, S.L.

On June 1, 2016, the Company acquired 100% of the equity interests of privately held Pinturas Benicarló, S.L. (“Pinturas”) for €16.5 million in cash (approximately $18.4 million). The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $8.8 million of amortizable intangible assets, $7.7 million of net working capital, $3.9 million of goodwill, $2.7 million of a deferred tax liability, and $0.7 million of personal and real property on the condensed consolidated balance sheet.

Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S.

On January 5, 2016, the Company completed the purchase of 100% of the equity interests of privately held Istanbul-based Ferer Dis Ticaret Ve Kimyasallar Anonim Sirketi A.S. (“Ferer”) for approximately $9.4 million. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $4.5 million of goodwill, $3.3 million of amortizable intangible assets, $1.7 million of net working capital, $0.7 million of a deferred tax liability and $0.6 million of personal and real property on the condensed consolidated balance sheet.

5.    Inventories

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Raw materials	$92,387	$72,943
Work in process	48,131	38,859
Finished goods	146,330	118,045
Total inventories	$286,848	$229,847

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and were $0.8 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $36.3 million at September 30, 2017, and $28.7  million at December 31, 2016, measured at fair value based on market prices for identical assets and net of credits.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $493.6 million at September 30, 2017, and $439.4 million at December 31, 2016. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $3.2 million at September 30, 2017, and $2.4 million at September 30, 2016.

We recorded a $3.9 million gain on sale of a closed site in Australia which was recorded in Miscellaneous (income) expense, net in our condensed consolidated statements of operations for the nine months ended September 30, 2016.

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

	Fair Value Measurements Using				Total
Description	Level 1	Level 2	Level 3	Total	(Losses)
	(Dollars in thousands)
December 31, 2016
Assets held for sale	$—	$—	$—	$—	$(50,902)

7.   Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

				Performance
	Performance		Color	Colors and
	Coatings		Solutions	Glass		Total
	(Dollars in thousands)
Goodwill, net at December 31, 2016	$28,090		$40,421	$79,785		$148,296
Acquisitions	4,145	[2,4]	—	37,371	[1,3]	41,516
Foreign currency adjustments	3,062		1,582	3,363		8,007
Goodwill, net at September 30, 2017	$35,297		$42,003	$120,519		$197,819

(1)	During the first quarter of 2017, the Company recorded a purchase price adjustment within the measurement period for goodwill related to the ESL acquisition.
(2)	During the second quarter of 2017, the Company recorded goodwill related to the SPC acquisition. Refer to Note 4 for additional details.
(3)	During the third quarter of 2017, the Company recorded goodwill related to the Dip-Tech acquisition. Refer to Note 4 for additional details.
(4)	During the third quarter of 2017, the Company recorded goodwill related to the Gardenia acquisition. Refer to Note 4 for additional details.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Goodwill, gross	$256,286	$206,763
Accumulated impairment losses	(58,467)	(58,467)
Goodwill, net	$197,819	$148,296

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of September 30, 2017, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,334	$5,147
Land rights	4,876	4,746
Technology/know-how and other	129,003	84,837
Customer relationships	92,678	80,153
Total gross amortizable intangible assets	231,891	174,883
Accumulated amortization:
Patents	(5,228)	(4,981)
Land rights	(2,825)	(2,698)
Technology/know-how and other	(40,723)	(34,775)
Customer relationships	(9,204)	(5,311)
Total accumulated amortization	(57,980)	(47,765)
Amortizable intangible assets, net	$173,911	$127,118

Indefinite-lived intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$17,074	$10,732

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Loans payable	$10,409	$11,452
Current portion of long-term debt	8,068	5,858
Loans payable and current portion of long-term debt	$18,477	$17,310

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs, maturing 2021(1)	$—	$239,530
Term loan facility, net of unamortized issuance costs, maturing 2024(2)	641,842	—
Revolving credit facility, maturing 2019	—	311,555
Revolving credit facility, maturing 2022	27,387	—
Capital lease obligations	5,292	3,720
Other notes	7,011	8,228
Total long-term debt	681,532	563,033
Current portion of long-term debt	(8,068)	(5,858)
Long-term debt, less current portion	$673,464	$557,175

(1) The carrying value of the term loan facility, maturing 2021, was net of unamortized debt issuance costs of $3.7 million.

(2) The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $7.7 million.

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

In conjunction with the refinancing of the Previous Credit Facility, we recorded a charge of $3.9 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

At September 30, 2017, the Company had borrowed $355.7 million under the secured term loan facility at an interest rate of 3.73% and €248.8 million under the secured euro term loan facility at an interest rate of 2.75%. At September 30, 2017, there were no additional borrowings available under the term loan facilities. We entered into interest rate swap agreements in the second quarter of 2017.  These swaps converted $150 million and €90 million of our term loans from variable interest rates to fixed interest rates. At September 30, 2017, the effective interest rate for the term loan facilities after adjusting for the interest rate swap was 4.27% for the secured term loan facility and 3.00% for the euro term loan facility.

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

At September 30, 2017, there were $27.4 million borrowings under the revolving credit line at an interest rate of 3.48%. After reductions for outstanding letters of credit secured by these facilities, we had $367.9 million of additional borrowings available under the revolving credit facilities at September 30, 2017.

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

Specific to the revolving credit facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio.  If an event of default occurs, all amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable.  At September 30, 2017, we were in compliance with the covenants of the Credit Facility.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $61.8 million and $7.3 million at September 30, 2017, and December 31, 2016, respectively. The unused portions of these lines provided additional liquidity of $43.5 million at September 30, 2017, and $6.7 million at December 31, 2016.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2017
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$52,211	$52,211	$52,211	$—	$—
Loans payable	(10,409)	(10,409)	—	(10,409)	—
Term loan facility, maturing 2024(1)	(641,842)	(644,916)	—	(644,916)	—
Revolving credit facility, maturing 2022	(27,387)	(27,835)	—	(27,835)	—
Other long-term notes payable	(7,011)	(3,781)	—	(3,781)	—
Interest rate swaps - asset	298	298	—	298	—
Interest rate swaps - liability	(132)	(132)	—	(132)	—
Foreign currency forward contracts, net	52	52	—	52	—

	December 31, 2016
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$45,582	$45,582	$45,582	$—	$—
Loans payable	(11,452)	(11,452)	—	(11,452)	—
Term loan facility, maturing 2021(1)	(239,530)	(252,052)	—	(252,052)	—
Revolving credit facility, maturing 2019	(311,555)	(318,389)	—	(318,389)	—
Other long-term notes payable	(8,228)	(7,315)	—	(7,315)	—
Foreign currency forward contracts, net	350	350	—	350	—

(1) The carrying values of the term loan facilities are net of unamortized debt issuance costs of $7.7 million and $3.7 million for the period ended September 30, 2017, and December 31, 2016, respectively.

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity.  At September 30, 2017, the fair value of the term loan facility is based on market price information and is measured using the last available bid price of the instrument on a secondary market and at December 31, 2016, is based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's performance risk.  The revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's performance risk.  The fair values of our interest rate swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair values of the foreign currency forward contracts are based on market prices for comparable contracts.

Derivative Instruments

The Company may use derivative instruments to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows, on net investment in certain foreign subsidiaries and on certain existing assets and liabilities.  However, the Company may choose not to hedge in countries where it is not economically feasible to enter into hedging arrangements or where hedging inefficiencies exist, such as timing of transactions.

Derivatives Designated as Hedging Instruments

Interest rate swaps. To reduce our exposure to interest rate changes on our variable-rate debt, we entered into interest rate swap agreements in the second quarter of 2017.  These swaps converted $150 million and €90 million of our term loans from variable interest rates to fixed interest rates.  These swaps qualify and were designated as cash flow hedges.  The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings in the same period the underlying hedged items impact earnings.  The ineffective portions of cash flow hedges is recognized immediately into earnings. The Company did not have any ineffectiveness related to the interest rate swaps during the three and nine months ended September 30, 2017.

The amount of gain recognized in AOCI and the amount of gain reclassified into earnings for the three months ended September 30, 2017 and 2016, respectively, follow:

	Amount of Gain Recognized		Amount of Gain Reclassified
	in AOCI - Effective Portion		from AOCI into Income - Effective Portion
	2017	2016	2017	2016
	(Dollars in thousands)
Interest rate swap	$166	$—	$—	$—

The amount of gain recognized in AOCI and the amount of gain reclassified into earnings for the nine months ended September 30, 2017 and 2016, respectively, follow:

	Amount of Gain Recognized		Amount of Gain Reclassified
	in AOCI - Effective Portion		from AOCI into Income - Effective Portion
	2017	2016	2017	2016
	(Dollars in thousands)
Interest rate swap	$166	$—	$—	$—

Net investment hedge. To help protect the value of the Company’s net investment in European operations against adverse changes in exchange rates, the Company uses non-derivative financial instruments, such as its foreign currency denominated debt, as economic hedges of its net investments in certain foreign subsidiaries. Net investment hedges that use foreign currency denominated debt to hedge net investments are not impacted by ASC Topic 820, Fair Value Measurements, as the debt used as a hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value. The effective portions of net investment hedges are recorded in AOCI as a part of the cumulative translation adjustment.  The ineffective portions of net investment hedges are recognized immediately into earnings.

 Effective May 1, 2017, the Company designated a portion of its euro denominated debt as a net investment hedge for accounting purposes.  The fair value of the net investment hedge is €79.4 million at September 30, 2017. The Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2017.

The amount of loss recognized in AOCI and the amount of loss reclassified into earnings  for the three months ended September 30, 2017 and 2016, respectively, follow:

	Amount of (Loss) Recognized		Amount of Loss Reclassified from
	in AOCI - Effective Portion		AOCI into Income - Effective Portion
	2017	2016	2017	2016
	(Dollars in thousands)
Net investment hedge	$(8,020)	$—	$—	$—

The amount of loss recognized in AOCI and the amount of loss reclassified into earnings for the nine months ended September 30, 2017 and 2016, respectively, follow:

	Amount of (Loss) Recognized		Amount of Loss Reclassified from
	in AOCI - Effective Portion		AOCI into Income - Effective Portion
	2017	2016	2017	2016
	(Dollars in thousands)
Net investment hedge	$(14,848)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net losses of $1.4 million and $4.1 million in the three and nine months ended September 30, 2017, respectively, and net losses of $1.2 million and $5.8 million in the three and nine months ended September 30, 2016, respectively, arising from the change in fair value of our financial instruments, which offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $212.1 million at September 30, 2017, and $338.2 million at December 31, 2016.

The following table presents the effect on our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, respectively, of our foreign currency forward contracts:

	Amount of (Loss)
	Recognized in Earnings
	Three Months Ended
	September 30,
	2017	2016	Location of (Loss) in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(1,438)	$(1,163)	Foreign currency losses, net

	Amount of (Loss)
	Recognized in Earnings

	Nine Months Ended
	September 30,

	2017	2016	Location of (Loss) in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$(4,149)	$(5,848)	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values on our condensed consolidated balance sheets of derivative instruments:

	September 30,	December 31,
	2017	2016	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Interest rate swaps	$298	$—	Other assets
Foreign currency forward contracts	620	1,854	Other current assets
Liability derivatives:
Interest rate swaps	(132)	—	Accrued expenses and other current liabilities
Foreign currency forward contracts	$(568)	$(1,504)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the nine months ended September 30, 2017, was $23.2 million, or 25.9% of pre-tax income, compared with $22.7 million, or 25.8% of pre-tax income in the prior-year same period.  The tax expense in the first nine months of 2017 and 2016, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $6.6  million at September 30, 2017, and $7.2 million at December 31, 2016, for costs associated with the remediation of certain of our properties that have been contaminated. The liability at September 30, 2017, and December 31, 2016, was primarily related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring and the ultimate cost of required remediation.

There are various lawsuits and claims pending against the Company and its consolidated subsidiaries. We do not currently expect the resolution of these lawsuits and claims to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2017 and 2016, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$4	$4	$432	$346	$—	$—
Interest cost	3,666	3,937	621	914	211	236
Expected return on plan assets	(4,740)	(4,935)	(227)	(493)	—	—
Amortization of prior service cost	2	3	11	12	—	—
Net periodic benefit (credit) cost	$(1,068)	$(991)	$837	$779	$211	$236

Net periodic benefit (credit) cost for the nine months ended September 30, 2017 and 2016, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans

	Nine Months Ended September 30,

	2017	2016	2017	2016	2017	2016

	(Dollars in thousands)
Service cost	$13	$13	$1,259	$1,081	$—	$—
Interest cost	10,997	11,812	1,801	2,808	632	708
Expected return on plan assets	(14,218)	(14,805)	(659)	(1,538)	—	—
Amortization of prior service cost	5	8	33	34	—	—
Net periodic benefit (credit) cost	$(3,203)	$(2,972)	$2,434	$2,385	$632	$708

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

In the first nine months of 2017, our Board of Directors granted 0.2 million stock options, 0.2 million performance share units and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2017:

Stock Options
Weighted-average grant-date fair value	$7.29
Expected life, in years	6.0
Risk-free interest rate	1.9% - 2.3%
Expected volatility	48.0% -51.5%

The weighted average grant date fair value of our performance share units granted in the nine months ended September 30, 2017, was $14.89. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years. The weighted-average grant date fair value per unit for grants made during the nine months ended September 30, 2017,  was $14.73.

We recognized stock-based compensation expense of $6.9 million for the nine months ended September 30, 2017, and $5.3 million for the nine months ended September 30, 2016. At September 30, 2017, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $9.6 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2020.

14.    Restructuring and Cost Reduction Programs

Total restructuring and impairment charges were $1.5 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, and $0.0 million and $1.7 million for the three and nine months ended September 30, 2016, respectively. Included in the charges for the nine months ended September 30, 2017, was an impairment charge of $1.5 million related to an equity method investment.  The remainder of the charges relate to our restructuring and cost reduction programs, which are primarily related to costs associated with integration of our recent acquisitions, and are further summarized below.

	Employee	Other	Asset
	Severance	Costs	Impairment	Total
	(Dollars in thousands)
Balances at December 31, 2016	$239	$1,489	$—	$1,728
Restructuring charges	2,455	2,583	1,176	6,214
Cash payments	(2,555)	(1,529)	—	(4,084)
Non-cash items	64	(1,282)	(1,176)	(2,394)
Balances at September 30, 2017	$203	$1,261	$—	$1,464

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs primarily over the next twelve months where applicable, except where legal or contractual obligations would require it to extend beyond that period.

15.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$22,817	$(8,884)	$65,740	$119
Adjustment for loss from discontinued operations	—	29,222	—	64,464
Total	$22,817	$20,338	$65,740	$64,583
Weighted-average common shares outstanding	83,735	83,268	83,646	83,263
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.27	$0.24	$0.79	$0.78
Diluted earnings per share computation:
Net income (loss) attributable to Ferro Corporation common shareholders	$22,817	$(8,884)	$65,740	$119
Adjustment for loss from discontinued operations	—	29,222	—	64,464
Total	$22,817	$20,338	$65,740	$64,583
Weighted-average common shares outstanding	83,735	83,268	83,646	83,263
Assumed exercise of stock options	808	544	671	499
Assumed exercise of deferred stock unit conditions	—	80	—	—
Assumed satisfaction of restricted stock unit conditions	424	473	383	419
Assumed satisfaction of performance stock unit conditions	483	111	474	58
Weighted-average diluted shares outstanding	85,450	84,476	85,174	84,239
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.27	$0.24	$0.77	$0.77

The number of anti-dilutive or unearned shares was 1.6 million and 1.8 million for the three and nine months ended September 30, 2017, respectively, and 2.3 million and 2.5 million for the three and nine months ended September 30, 2016, respectively.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

For the nine months ended September 30, 2016, the Company repurchased 1,175,437 shares of common stock at an average price of $9.72 per share for a total cost of $11.4 million.  As of September 30, 2017, Company shares having an aggregate value of up to $50.0 million may still be purchased under the programs.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended September 30,
	Postretirement		Net Gain
	Benefit Liability	Translation	on Cash	Other
	Adjustments	Adjustments	Flow Hedges	Adjustments	Total
	(Dollars in thousands)
Balances at June 30, 2016	$1,106	$(66,886)	$—	$(70)	$(65,850)
Other comprehensive income (loss) before reclassifications, before tax	—	1,584	—	—	1,584
Reclassification to earnings:
Postretirement benefit liabilities loss, before tax	(2)	—	—	—	(2)
Foreign currency translation adjustment, before tax(1)	—	1,115	—	—	1,115
Current period other comprehensive income (loss), before tax	(2)	2,699	—	—	2,697
Tax effect	—	—	—	—	—
Current period other comprehensive income (loss), net of tax	(2)	2,699	—	—	2,697
Balances at September 30, 2016	$1,104	$(64,187)	$—	$(70)	$(63,153)

Balances at June 30, 2017	$1,153	$(86,753)	$—	$(70)	$(85,670)
Other comprehensive income (loss) before reclassifications, before tax	—	(141)	166	—	25
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	(39)	—	—	—	(39)
Current period other comprehensive income (loss), before tax	(39)	(141)	166	—	(14)
Tax effect	(6)	3,001	62	—	3,057
Current period other comprehensive income (loss), net of tax	(33)	(3,142)	104	—	(3,071)
Balances at September 30, 2017	$1,120	$(89,895)	$104	$(70)	$(88,741)

	Nine Months Ended September 30,
	Postretirement		Net Gain
	Benefit Liability	Translation	on Cash	Other
	Adjustments	Adjustments	Flow Hedges	Adjustments	Total

	(Dollars in thousands)
Balances at December 31, 2015	$811	$(62,059)	$—	$(70)	$(61,318)
Other comprehensive income (loss) before reclassifications, before tax	—	(3,243)	—	—	(3,243)
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	320	—	—	—	320
Foreign currency translation adjustment, before tax(1)	—	1,115	—	—	1,115
Current period other comprehensive income (loss), before tax	320	(2,128)	—	—	(1,808)
Tax effect	27	—	—	—	27
Current period other comprehensive income (loss), net of tax	293	(2,128)	—	—	(1,835)
Balances at September 30, 2016	$1,104	$(64,187)	$—	$(70)	$(63,153)

Balances at December 31, 2016	$1,141	$(107,714)	$—	$(70)	$(106,643)
Other comprehensive income (loss) before reclassifications, before tax	—	20,820	166	—	20,986
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	(30)	—	—	—	(30)
Current period other comprehensive income (loss), before tax	(30)	20,820	166	—	20,956
Tax effect	(9)	3,001	62	—	3,054
Current period other comprehensive income (loss), net of tax	(21)	17,819	104	—	17,902
Balances at September 30, 2017	$1,120	$(89,895)	$104	$(70)	$(88,741)

(1) Includes a release of accumulated foreign currency translation of $1.1 million related to the Company’s sale of the Europe-based Polymer Additives business (Note 3), which is included in Loss from discontinued operations, net of income taxes in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

18.    Reporting for Segments

In the first quarter of 2017, the Company’s Pigments, Powders and Oxides segment was renamed Color Solutions.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Performance Coatings	$146,238	$130,453	$424,549	$399,166
Performance Colors and Glass	110,578	92,793	320,733	276,896
Color Solutions	93,196	65,281	273,917	187,893
Total net sales	$350,012	$288,527	$1,019,199	$863,955

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Performance Coatings	$35,470	$33,636	$109,205	$104,985
Performance Colors and Glass	37,880	32,282	115,385	100,825
Color Solutions	31,044	23,178	87,642	65,868
Other cost of sales	(778)	(115)	(1,480)	(95)
Total gross profit	103,616	88,981	310,752	271,583
Selling, general and administrative expenses	65,485	55,588	186,957	166,105
Restructuring and impairment charges	1,471	26	7,713	1,694
Other expense, net	6,342	6,662	26,581	15,953
Income before income taxes	$30,318	$26,705	$89,501	$87,831

19.    Subsequent Events

On November 1, 2017, the Company acquired 100% of the equity interests of Endeka Group, a global producer of high-value coatings and key raw materials for €63.8 million (approximately $74.3 million), excluding customary adjustments and fees.

        The operating results related to the Endeka Group acquisition will be included in the Company’s condensed consolidated financial statements commencing on the date of the acquisition.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended September 30, 2017, increased by $61.5 million, or 21.3%, compared with the prior-year same period.    The increase in net sales was driven by higher sales in Color Solutions, Performance Colors and Glass and Performance Coatings of $27.9 million, $17.8 million and $15.8 million, respectively.  During the three months ended September 30, 2017, gross profit increased $14.6 million, or 16.4%, compared with the prior-year same period; as a percentage of net sales, it decreased approximately 120 basis points to 29.6%.  The increase in gross profit was attributable to higher gross profit across all of our segments, with increases in Color Solutions, Performance Colors and Glass and Performance Coatings of $7.9 million, $5.6 million and $1.8 million, respectively.

For the three months ended September 30, 2017, selling, general and administrative (“SG&A”) expenses increased $9.9 million, or 17.8%, compared with the prior-year same period.  The increase was primarily driven by $6.7 million of expenses related to acquisitions completed within the last year.

For the three months ended September 30, 2017, net income was $23.0 million, compared with net loss of $8.7 million for the prior-year same period, and net income attributable to common shareholders was $22.8 million, compared with net loss attributable to common shareholders of $8.9 million for the prior-year same period. Income from continuing operations was $23.0 million for the three months ended September 30, 2017, compared with $20.5 million for the three months ended September 30, 2016.  Our total gross profit for the third quarter of 2017 was $103.6 million, compared with $89.0 million for the three months ended September 30, 2016.

Outlook

For the remainder of 2017, we expect to continue to benefit from strong organic growth in our businesses, in addition to contributions from recent acquisitions.  With respect to gross margins, we could continue to be impacted by the raw material headwinds that have been experienced throughout the year thus far, which we would expect to cover through pricing actions, product reformations and other optimization actions, with some lag.  We expect Selling, general and administrative costs to continue to leverage favorably as a percentage of Net sales, compared with the prior year.  Further, as we move through the balance of the year, we will continue to monitor current and near-term increasing customer demand levels, and align our production and inventories accordingly.

We remain focused on the integration of our recent acquisitions and achieving the identified synergies. We will continue to drive innovation and optimization throughout our business.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations - Consolidated

Comparison of the three months ended September 30, 2017 and 2016

For the three months ended September 30, 2017, income from continuing operations was $23.0  million, compared with $20.5 million income from continuing operations for the three months ended September 30, 2016.  Net income was $23.0 million, compared with net loss of $8.7 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, net income attributable to common shareholders was $22.8 million, or earnings per share of $0.27, compared with net loss attributable to common shareholders of $8.9 million, or loss per share of $0.11, for the three months ended September 30, 2016.

Net Sales

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Net sales	$350,012	$288,527	$61,485	21.3%
Cost of sales	246,396	199,546	46,850	23.5%
Gross profit	$103,616	$88,981	$14,635	16.4%
Gross profit as a % of net sales	29.6%	30.8%

Net sales increased by  $61.5 million, or 21.3%, in the three months ended September 30, 2017,  compared with the prior-year same period, driven by higher sales in Color Solutions, Performance Colors and Glass and Performance Coatings of $27.9 million, $17.8 million and $15.8 million, respectively.  The increase in net sales was driven in part by acquisitions including Cappelle, which contributed sales of $17.8 million, ESL, which contributed sales of $10.5 million, and SPC, which contributed sales of $7.8 million, each of which was acquired after the third quarter of 2016.  The increase in net sales was also driven by organic growth, with Color Solutions growing $10.1 million and Performance Coatings growing $7.2 million.

Gross Profit

Gross profit increased $14.6 million, or 16.4%, in the three months ended September 30, 2017, compared with the prior-year same period, and as a percentage of net sales, it decreased 120 basis points to  29.6%.  The increase in gross profit was attributable to increases across all of our segments, with increases in Color Solutions, Performance Colors and Glass and Performance Coatings of $7.9 million, $5.6 million and $1.8 million, respectively. The increase in gross profit was driven by acquisitions of $11.9 million, favorable product pricing of $6.0 million, lower manufacturing costs of $4.7 million and favorable foreign currency impacts of $1.6 million, partially offset by higher raw material costs of $8.6 million and lower sales volumes and mix of $0.3 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
Europe	$169,718	$124,801	$44,917	36.0%
United States	88,391	77,211	11,180	14.5%
Asia Pacific	50,864	46,646	4,218	9.0%
Latin America	41,039	39,869	1,170	2.9%
Net sales	$350,012	$288,527	$61,485	21.3%

The increase in net sales of $61.5 million, compared with the prior-year same period, was driven by an increase in sales from all regions. The increase in sales from Europe was primarily attributable to higher sales in Color Solutions, Performance Coatings and Performance Colors and Glass of $17.9 million, $14.7 million and $12.3 million, respectively. The increase in sales from the United

States was attributable to higher sales in Color Solutions and Performance Colors and Glass of $7.9 million and $3.9 million, respectively. The increase in sales from Latin America and Asia Pacific was attributable to higher sales across all segments.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$161,764	$122,986	$38,778	31.5%
Asia Pacific	75,274	62,812	12,462	19.8%
United States	65,356	60,172	5,184	8.6%
Latin America	47,618	42,557	5,061	11.9%
Net sales	$350,012	$288,527	$61,485	21.3%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Personnel expenses	$36,364	$29,634	$6,730	22.7%
Incentive compensation	3,637	2,153	1,484	68.9%
Stock-based compensation	1,510	1,442	68	4.7%
Pension and other postretirement benefits	(20)	(109)	89	(81.7)%
Bad debt	289	797	(508)	(63.7)%
Business development	4,649	3,660	989	27.0%
Intangible asset amortization	2,898	1,555	1,343	86.4%
All other expenses	16,158	16,456	(298)	(1.8)%
Selling, general and administrative expenses	$65,485	$55,588	$9,897	17.8%

SG&A expenses were $9.9 million higher in the three months ended September 30, 2017,  compared with the prior-year same period.  The higher SG&A expenses compared with the prior-year same period are primarily driven by expenses associated with businesses acquired within the last year of approximately  $6.7 million. The acquisitions were the primary driver of the increase in personnel expenses, and accounted for the entire increase in intangible asset amortization.  The increase in incentive compensation of $1.5 million was driven by the Company’s performance relative to targets established for certain awards compared with the prior-year same period.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	September 30,

	2017	2016	$ Change	% Change
	(Dollars in thousands)
Strategic services	$34,408	$29,385	$5,023	17.1%
Functional services	25,930	22,608	3,322	14.7%
Incentive compensation	3,637	2,153	1,484	68.9%
Stock-based compensation	1,510	1,442	68	4.7%
Selling, general and administrative expenses	$65,485	$55,588	$9,897	17.8%

Restructuring and Impairment Charges

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Employee severance	$660	$20	$640	3,200.0%
Other restructuring costs	811	6	805	13,416.7%
Restructuring and impairment charges	$1,471	$26	$1,445	5,557.7%

Restructuring and impairment charges increased in the third quarter of 2017 compared with the prior-year same period. The increase was primarily due to actions taken in connection with recent acquisitions designed to achieve our targeted synergies.

Interest Expense

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Interest expense	$6,326	$4,967	$1,359	27.4%
Amortization of bank fees	943	347	596	171.8%
Interest capitalization	(21)	(10)	(11)	110.0%
Interest expense	$7,248	$5,304	$1,944	36.7%

Interest expense increased in the third quarter of 2017 compared with the prior-year same period. The increase in interest expense was due to an increase in the average long-term debt balance during the three months ended September 30, 2017, compared with the prior-year same period and an increase of the amortization of debt issuance costs associated with the 2017 Credit Facility, partially offset by a favorable average borrowing rate as a result of the refinancing completed in the first quarter of 2017.

Income Tax Expense

During the third quarter of 2017, income tax expense was $7.4 million, or 24.3% of pre-tax income.  In the third quarter of 2016, we recorded tax expense of $6.2 million, or 23.1% of pre-tax income. The tax expense in the third quarter of 2017 and 2016, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35%, primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the three months ended September 30, 2017 and 2016

Performance Coatings

	Three Months Ended				Change due to
	September 30,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$146,238	$130,453	$15,785	12.1%	$2,683	$3,428	$1,043	$8,631	$—
Segment gross profit	35,470	33,636	1,834	5.5%	2,683	967	697	2,651	(5,164)
Gross profit as a % of segment net sales	24.3%	25.8%

       Net sales increased in Performance Coatings compared with the prior-year same period, primarily driven by sales from SPC of $7.8 million, and increases in sales of colors, frits and glazes, and porcelain enamel of $2.9 million $2.4 million and $1.1 million, respectively.    The increase in net sales was driven by sales from acquisitions of $8.6 million, higher sales volume and mix of $3.4 million, higher product pricing of $2.7 million, and favorable foreign currency impacts of $1.0 million. Gross profit increased $1.8 million from the prior-year same period, primarily driven by gross profit from acquisitions of $2.7 million, favorable product pricing impacts of $2.7 million, higher sales volumes and mix of $1.0 million, and favorable foreign currency impacts of $0.7 million, partially offset by higher raw material costs of $4.8 million and higher manufacturing costs of $0.4 million.

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$83,910	$69,171	$14,739	21.3%
Latin America	26,699	26,523	176	0.7%
Asia Pacific	24,264	22,715	1,549	6.8%
United States	11,365	12,044	(679)	(5.6)%
Total	$146,238	$130,453	$15,785	12.1%

The net sales increase of $15.8 million was driven by increases in sales from Europe, Asia Pacific and Latin America, partially offset by lower sales in the United States. The increase in sales from Europe was primarily attributable to SPC, which was acquired in second quarter of 2017, which contributed $7.8 million, and higher sales of colors, frits and glazes, and porcelain enamel of $3.0 million, $1.3 million and $1.0 million, respectively. The increase in sales from Asia Pacific was driven by higher sales of digital inks and porcelain enamel of $1.1 million and $0.4 million. Latin America sales remained relatively flat and the decrease in sales in the United States is fully attributable to lower sales of porcelain enamel.

Performance Colors and Glass

	Three Months Ended				Change due to
	September 30,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$110,578	$92,793	$17,785	19.2%	$490	$(1,519)	$2,000	$16,814	$—
Segment gross profit	37,880	32,282	5,598	17.3%	490	(1,536)	644	5,397	603
Gross profit as a % of segment net sales	34.3%	34.8%

       Net sales increased compared with the prior-year same period, primarily driven by $10.5 million of sales from ESL, which was acquired in the fourth quarter of 2016, and $6.4 million in sales from Dip-Tech, which was acquired in the third quarter of 2017. The increase in net sales was driven by acquisitions of $16.8 million, favorable foreign currency impacts of $2.0 million, and higher product pricing of $0.5 million,  partially offset by unfavorable volume and mix of $1.5 million. Gross profit increased from the prior-year same period, primarily due to acquisitions, which contributed $5.4 million, favorable manufacturing costs of $1.5 million,  favorable foreign currency impacts of $0.6 million, and higher product pricing of $0.5 million, partially offset by lower sales volumes and mix of $1.5 million and unfavorable raw material costs of $0.9 million.

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
Europe	$52,408	$40,149	$12,259	30.5%
United States	35,836	31,924	3,912	12.3%
Asia Pacific	16,663	15,112	1,551	10.3%
Latin America	5,671	5,608	63	1.1%
Total	$110,578	$92,793	$17,785	19.2%

The net sales increase of $17.8 million was driven by higher sales from all regions. The increase in sales from Europe was primarily attributable to $8.9 million in sales from acquisitions and higher sales in decoration products of $2.4 million. The increase in sales from the United States was primarily attributable to sales from acquisitions of $7.9 million, partially offset by a decrease in sales of automobile and industrial products of $2.1 million and $1.7 million, respectively. The increase from Asia Pacific was due to an increase in sales of decoration and automobile products of $0.9 million and $0.7 million, respectively. Sales from Latin America remained relatively flat.

Color Solutions

	Three Months Ended				Change due to
	September 30,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$93,196	$65,281	$27,915	42.8%	$2,781	$6,505	$860	$17,769	$—
Segment gross profit	31,044	23,178	7,866	33.9%	2,781	305	225	3,841	714
Gross profit as a % of segment net sales	33.3%	35.5%

       Net sales increased compared with the prior-year same period, primarily due to sales from Cappelle of $17.8 million, and higher sales of pigments and surface technology products of $6.6 million and $3.7 million, respectively.  The increase in net sales was driven by acquisitions of $17.8 million, higher volumes and mix of $6.5 million, higher product pricing of $2.8 million, and favorable foreign currency impacts of $0.9 million.  Gross profit increased from the prior-year same period, primarily due to acquisitions, which contributed $3.8 million, lower manufacturing costs of $3.6 million, higher product pricing of $2.8 million, favorable sales volumes and mix of $0.3 million, and favorable foreign currency impacts of $0.2 million, partially offset by higher raw material costs of $2.9 million.

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$41,190	$33,243	$7,947	23.9%
Europe	33,400	15,481	17,919	115.7%
Asia Pacific	9,937	8,819	1,118	12.7%
Latin America	8,669	7,738	931	12.0%
Total	$93,196	$65,281	$27,915	42.8%

The net sales increase of $27.9 million was driven by higher sales from all regions.  The higher sales from Europe was driven by sales from Cappelle of $14.8 million and pigment products of $3.1 million.  The increase in sales from the United States was primarily driven by sales in surface technology products of $3.7 million, sales from Cappelle of $3.0 million and sales in pigment products of $1.4 million. The increases in sales from Asia Pacific and Latin America of $1.1 million and $0.9 million, respectively, were fully attributable to higher sales for pigment products.

Results of Operations - Consolidated

Comparison of the nine months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017,  income from continuing operations was $66.3  million, compared with $65.2 million income from continuing operations for the nine months ended September 30, 2016.  Net income was $66.3 million, compared with net income of $0.7 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net income attributable to common shareholders was $65.7 million, or earnings per share of $0.79, compared with net income attributable to common shareholders of $0.1 million, or earnings per share of $0.01, for the nine months ended September 30, 2016.

	Nine Months Ended
	September 30,
	2017	2016	$ Change	% Change

	(Dollars in thousands)
Net sales	$1,019,199	$863,955	$155,244	18.0%
Cost of sales	708,447	592,372	116,075	19.6%
Gross profit	$310,752	$271,583	$39,169	14.4%
Gross profit as a % of net sales	30.5%	31.4%

Net sales increased by  $155.2 million, or 18.0%, in the nine months ended September 30, 2017,  compared with the prior-year same period, driven by higher sales in Color Solutions, Performance Colors and Glass and Performance Coatings of $86.0 million, $43.8 million and $25.4 million, respectively.  The increase in net sales was driven largely by acquisitions, including Cappelle, which contributed sales of $55.8 million, ESL, which contributed sales of $31.8 million, and SPC, which contributed sales of $13.5 million, each of which was acquired after the third quarter of 2016. The increase in net sales was also driven by organic growth with Color Solutions growing $28.1 million, Performance Coatings growing $11.1 million and Performance Colors and Glass growing $1.8 million.

Gross Profit

Gross profit increased $39.2 million, or 14.4%, in the nine months ended September 30, 2017, compared with the prior-year same period, and as a percentage of net sales, it decreased 90 basis points to  30.5%.  The increase in gross profit was attributable to increases across all of our segments, with increases in Color Solutions,  Performance Colors and Glass and Performance Coatings of

$21.8 million, $14.6 million and $4.2 million, respectively.  The increase in gross profit was primarily driven by acquisitions of $31.2 million, lower manufacturing costs of $20.2 million, higher sales volumes and mix of $7.0 million, and favorable product pricing of $5.5 million, partially offset by higher raw material costs of $20.7 million and unfavorable foreign currency impacts of $2.6 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a sales origination basis
Europe	$490,008	$392,392	$97,616	24.9%
United States	265,385	224,234	41,151	18.4%
Asia Pacific	142,732	134,470	8,262	6.1%
Latin America	121,074	112,859	8,215	7.3%
Net sales	$1,019,199	$863,955	$155,244	18.0%

The increase in net sales of $155.2 million, compared with the prior-year same period, was driven by higher sales from all regions. The increase in sales from Europe was attributable to higher sales in Color Solutions, Performance Colors and Glass and Performance Coatings of $53.8 million, $23.4 million and $20.5 million, respectively. The increase in sales from the United States was primarily attributable to higher sales in Color Solutions and Performance Colors and Glass of $26.5 million and $15.9  million.  The increase in sales from Latin America and Asia Pacific was attributable to higher sales across all segments.

The following table presents our sales on the basis of where sold products were shipped.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
Europe	$464,872	$387,776	$77,096	19.9%
Asia Pacific	220,095	177,492	42,603	24.0%
United States	197,135	180,390	16,745	9.3%
Latin America	137,097	118,297	18,800	15.9%
Net sales	$1,019,199	$863,955	$155,244	18.0%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2017 and 2016.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Personnel expenses	$102,872	$89,214	$13,658	15.3%
Incentive compensation	7,932	7,299	633	8.7%
Stock-based compensation	6,901	5,279	1,622	30.7%
Pension and other postretirement benefits	(139)	33	(172)	(521.2)%
Bad debt	(78)	1,020	(1,098)	(107.6)%
Business development	11,260	8,615	2,645	30.7%
Intangible asset amortization	7,037	4,312	2,725	63.2%
All other expenses	51,172	50,333	839	1.7%
Selling, general and administrative expenses	$186,957	$166,105	$20,852	12.6%

SG&A expenses were $20.9 million higher in the nine months ended September 30, 2017,  compared with the prior-year same period.  The higher SG&A expenses compared with the prior-year same period are primarily driven by businesses acquired within the last year of approximately  $17.2 million. The acquisitions were the primary driver of the increase in personnel expenses, and accounted for the entire increase in intangible asset amortization. The increase in business development expenses is due to higher professional fees. The increase in stock-based compensation expense of $1.6 million is driven by the Company’s performance relative to targets for certain awards compared with the prior-year same period, as well as increases in the Company’s stock price.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change
	(Dollars in thousands)
Strategic services	$99,081	$86,801	$12,280	14.1%
Functional services	73,043	66,726	6,317	9.5%
Incentive compensation	7,932	7,299	633	8.7%
Stock-based compensation	6,901	5,279	1,622	30.7%
Selling, general and administrative expenses	$186,957	$166,105	$20,852	12.6%

Restructuring and Impairment Charges

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Employee severance	$2,455	$1,161	$1,294	111.5%
Equity method investment impairment	1,499	—	1,499	—%
Asset impairment	1,176	—	1,176	—%
Other restructuring costs	2,583	533	2,050	384.6%
Restructuring and impairment charges	$7,713	$1,694	$6,019	355.3%

Restructuring and impairment charges increased in the first nine months of 2017 compared with the prior-year same period. The increase was primarily due to an “other than temporary impairment” charge on an equity method investment of $1.5 million and costs associated with a restructuring plan in Italy, which includes $1.2 million of asset impairment associated with assets that have been taken out of service, as well as actions taken in connection with recent acquisitions designed to achieve our targeted synergies.

Interest Expense

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Interest expense	$17,591	$14,629	$2,962	20.2%
Amortization of bank fees	2,375	991	1,384	139.7%
Interest capitalization	(45)	(41)	(4)	9.8%
Interest expense	$19,921	$15,579	$4,342	27.9%

Interest expense increased in the first nine months of 2017 compared with the prior-year same period. The increase in interest expense was due to an increase in the average long-term debt balance during the nine months ended September 30, 2017, compared with the prior-year same period and an increase of the amortization of debt issuance costs associated with the 2017 Credit Facility, partially offset by a favorable average borrowing rate as a result of the refinancing completed in the first quarter of 2017.

Income Tax Expense

During the first nine months of 2017, income tax expense was $23.2 million, or 25.9% of pre-tax income.  In the first nine months of 2016, we recorded tax expense of $22.7 million, or 25.8% of pre-tax income. The tax expense in the first nine months of 2017 and 2016, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 35%, primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the nine months ended September 30, 2017 and 2016

Performance Coatings

	Nine Months Ended				Change due to
	September 30,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$424,549	$399,166	$25,383	6.4%	$(427)	$20,333	$(8,851)	$14,328	$—
Segment gross profit	109,205	104,985	4,220	4.0%	(427)	6,174	(2,006)	3,961	(3,482)
Gross profit as a % of segment net sales	25.7%	26.3%

Net sales increased in Performance Coatings compared with the prior-year same period, primarily driven by sales from SPC of $13.5 million and an increase in organic growth across all product lines.  The increase in net sales was driven by higher sales volume and mix of $20.3 million and sales from acquisitions of $14.3 million, partially offset by unfavorable foreign currency impacts of $8.9 million and lower product pricing of $0.4 million. Gross profit increased $4.2 million from the prior-year same period, primarily driven by lower manufacturing costs of $7.7 million, higher sales volumes and mix of $6.2 million and gross profit from acquisitions of $4.0 million, partially offset by higher raw material costs of $11.2 million, unfavorable foreign currency impacts of $2.0 million and unfavorable product pricing impacts of $0.4 million.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Segment net sales by Region
Europe	$241,884	$221,422	$20,462	9.2%
Latin America	80,268	75,933	4,335	5.7%
Asia Pacific	68,670	66,784	1,886	2.8%
United States	33,727	35,027	(1,300)	(3.7)%
Total	$424,549	$399,166	$25,383	6.4%

The net sales increase of $25.4 million was driven by increases in sales from Europe, Latin America and Asia Pacific, partially offset by a decrease in sales from the United States. The increase in sales from Europe was primarily driven by sales from SPC of $13.5 million and an increase in sales of colors and porcelain enamel of $3.2 million and $2.6 million, respectively. The sales increase from Latin America was primarily driven by higher sales of frits and glazes and porcelain enamel of $3.8 million and $0.8 million, respectively. The sales increase from Asia Pacific was primarily driven by higher sales of digital inks and porcelain enamel of $2.5 million and $0.9 million, respectively, partially offset by lower sales of frits and glazes of $1.7 million. The decrease in sales from the United States was attributable to lower sales of porcelain enamel.

Performance Colors and Glass

	Nine Months Ended				Change due to
	September 30,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$320,733	$276,896	$43,837	15.8%	$1,672	$1,263	$(1,105)	$42,007	$—
Segment gross profit	115,385	100,825	14,560	14.4%	1,672	(1,881)	(488)	14,925	332
Gross profit as a % of segment net sales	36.0%	36.4%

The net sales increase of $43.8 million was driven by sales from ESL of $31.8 million, Dip-Tech of $6.4 million and organic growth in electronic products of $4.3 million. The increase in net sales was driven by acquisitions of $42.0 million, higher product pricing of $1.7 million, and favorable volume and mix of $1.3 million,  partially offset by unfavorable foreign currency impacts of $1.1 million. Gross profit increased from the prior-year same period, primarily due to gross profit from acquisitions of $14.9 million, favorable manufacturing costs of $2.8 million, and higher product pricing of $1.7 million, partially offset by unfavorable raw material costs of $2.5 million, lower sales volumes and mix of $1.9 million, and unfavorable foreign currency impacts of $0.5 million.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change

	(Dollars in thousands)
Segment net sales by Region
Europe	$144,586	$121,206	$23,380	19.3%
United States	112,772	96,833	15,939	16.5%
Asia Pacific	47,091	44,102	2,989	6.8%
Latin America	16,284	14,755	1,529	10.4%
Total	$320,733	$276,896	$43,837	15.8%

The net sales increase of $43.8 million was driven by higher sales from all regions. The increase in sales from Europe was primarily driven by higher sales from acquisitions. The increase in sales from the United States was driven by sales from ESL of $20.2 million, partially offset by a decrease in sales of industrial products. The increase from Asia Pacific was primarily due to higher sales of automobile and decoration products of $1.6 million and $0.8 million, respectively.  The increase from Latin America was primarily driven by an increase in sales of decoration products of $1.8 million, partially offset by a decrease in sales of automobile and industrial products.

Color Solutions

	Nine Months Ended				Change due to
	September 30,					Volume /
	2017	2016	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$273,917	$187,893	$86,024	45.8%	$4,211	$24,208	$(317)	$57,922	$—
Segment gross profit	87,642	65,868	21,774	33.1%	4,211	2,664	(145)	12,308	2,736
Gross profit as a % of segment net sales	32.0%	35.1%

Net sales increased compared with the prior-year same period, primarily due to sales from Cappelle of $55.8 million, and higher sales of pigments and surface technology products of $17.8 million and $10.5 million, respectively.  The increase in net sales was driven by sales from acquisitions of $57.9 million, higher volumes and mix of $24.2 million, and higher product pricing of $4.2 million, partially offset by unfavorable foreign currency impacts of $0.3 million.  Gross profit increased from the prior-year same period due to gross profit from acquisitions of $12.3 million,  lower manufacturing costs of $9.7 million, higher product pricing of $4.2 million, and higher sales volumes and mix of $2.7 million, partially offset by unfavorable raw material costs of $7.0 million and unfavorable foreign currency impacts of $0.1 million.

	Nine Months Ended
	September 30,

	2017	2016	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$118,886	$92,374	$26,512	28.7%
Europe	103,538	49,764	53,774	108.1%
Asia Pacific	26,971	23,584	3,387	14.4%
Latin America	24,522	22,171	2,351	10.6%
Total	$273,917	$187,893	$86,024	45.8%

The net sales increase of $86.0 million was driven by higher sales from all regions.  The increase in sales from Europe was primarily driven by sales from Cappelle of $46.7 million and higher sales of pigments of $7.1 million.  The increase in sales from the United States was primarily driven by sales from Cappelle of $9.1 million, surface technology products of $10.4 million and pigments of $5.0 million.  The increases in sales from Asia Pacific and Latin America of $3.3 million and $2.4 million, respectively, were driven by an increase in pigment products.

Summary of Cash Flows for the nine months ended September 2017 and 2016

	Nine Months Ended
	September 30,
	2017	2016	$ Change
	(Dollars in thousands)
Net cash provided by operating activities	$34,691	$6,742	$27,949
Net cash used in investing activities	(99,245)	(26,036)	(73,209)
Net cash provided by financing activities	68,036	1,892	66,144
Effect of exchange rate changes on cash and cash equivalents	3,147	(422)	3,569
Increase (decrease) in cash and cash equivalents	$6,629	$(17,824)	$24,453

The following table includes details of net cash provided by operating activities.

	Nine Months Ended
	September 30,
	2017	2016	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$66,315	$708	$65,607
(Gain) on sale of assets and business	(1,214)	(3,459)	2,245
Depreciation and amortization	36,040	33,599	2,441
Interest amortization	2,375	991	1,384
Restructuring and impairment	3,629	37,173	(33,544)
Loss on extinguishment of debt	3,905	—	3,905
Accounts receivable	(44,952)	(44,370)	(582)
Inventories	(31,379)	(20,453)	(10,926)
Accounts payable	581	(3,209)	3,790
Other current assets and liabilities, net	(11,655)	9,479	(21,134)
Other adjustments, net	11,046	(3,717)	14,763
Net cash provided by operating activities	$34,691	$6,742	$27,949

Cash flows from operating activities. Cash flows provided by operating activities increased $27.9 million in the first nine months of 2017 compared with the prior-year same period. The increase was primarily due to higher earnings after consideration of non-cash items, partially offset by higher cash outflows for net working capital of $7.7 million and other current assets and liabilities of $6.3 million.

Cash flows from investing activities. Cash flows used in investing activities increased $73.2 million in the first nine months of 2017 compared with the prior-year same period. The increase was primarily due to higher cash outflows for acquisitions of $60.5 million, higher capital expenditures of $11.9 million, and lower proceeds from a closed site in Australia of $3.6 million which occurred during the nine months ended September 30, 2016. The cash outflow was partially offset by proceeds from the sale of an equity method investment of $2.3 million.

Cash flows from financing activities. Cash flows provided by financing activities increased $66.1 million in the first nine months of 2017 compared with the prior-year same period.  As further discussed in Note 8, during the nine months ended September 30, 2017, we paid off our Previous Credit Facility and entered into our Credit Facility, consisting of a $400 million secured revolving line of credit, a $357.5 million secured term loan facility and a €250 million secured euro term loan facility.  This transaction resulted in additional borrowings in the first nine months of 2017 of $82.2 million compared to the prior-year same period. Further, compared to the prior-year same period, net repayments under loans payable was $13.4 million higher.  Additionally, during the first nine months of 2017, we paid debt issuance costs related to the Credit Facility entered into during the period, partially offset by no repurchases of treasury stock being made during the first nine months of 2017.

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

At September 30, 2017, the Company had borrowed $355.7 million under the secured term loan facility at an interest rate of 3.73% and €248.8 million under the secured euro term loan facility at an interest rate of 2.75%. At September 30, 2017, there were no additional borrowings available under the term loan facilities.

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

At September 30, 2017, there were $27.4 million borrowings under the revolving credit line at an interest rate of 3.48%. After reductions for outstanding letters of credit secured by these facilities, we had $367.9 million of additional borrowings available under the revolving credit facilities at September 30, 2017.

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

Specific to the revolving credit facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Credit Agreement may be accelerated and become immediately due and payable.  At September 30, 2017, we were in compliance with the covenants of the Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016.  We had on hand precious metals owned by participants in our precious metals program of $36.3 million at September 30, 2017, and $28.7 million at December 31, 2016, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2017, or December 31, 2016,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At September 30, 2017, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.1 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $61.8 million and $7.3 million at September 30, 2017, and December 31, 2016, respectively. We had $43.5 million and $6.7 million of additional borrowings available under these lines at September 30, 2017, and December 31, 2016, respectively.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of September 30, 2017,  we had $52.2 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions.  If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. We had additional borrowing capacity of $411.4 million at September 30, 2017, and $112.0 million at December 31, 2016, available under our various credit facilities, primarily our revolving credit facility.

Our revolving credit facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of September 30, 2017,  we were in compliance with our maximum leverage ratio covenant of 4.25x as our actual ratio was 2.79x, providing $80.3 million of EBITDA cushion on the leverage ratio, as defined within the Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $130 million for rolling four quarters, based on reasonably consistent net debt levels with those as of March 31, 2017, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position. Generally, we publicly announce divestiture and acquisition transactions only when we have entered into a material definitive agreement or closed on those transactions.

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

Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed versus variable-rate debt after considering the interest rate environment and expected future cash flows. To reduce our exposure to interest rate changes on variable rate debt, we entered into interest rate swap agreements. These swaps effectively convert a portion of our variable rate debt to a fixed rate. Our objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.

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

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Variable-rate debt:
Carrying amount	$679,638	$562,537
Fair value	683,160	581,893
Increase in annual interest expense from 1% increase in interest rates	4,311	5,611
Decrease in annual interest expense from 1% decrease in interest rates	(2,420)	(5,611)
Fixed-rate debt:
Carrying amount	7,011	8,228
Fair value	3,781	7,315
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	256,326	—
Carrying amount and fair value	166	—
Change in fair value from 1% increase in interest rates	7,995	—
Change in fair value from 1% decrease in interest rates	(5,270)	—
Foreign currency forward contracts:
Notional amount	212,100	338,186
Carrying amount and fair value	52	350
Change in fair value from 10% appreciation of U.S. dollar	4,406	15,589
Change in fair value from 10% depreciation of U.S. dollar	(5,385)	(19,054)

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the third quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2017:

			Total Number of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
July 1, 2017 to July 31, 2017	—	$—	—	$50,000,000
August 1, 2017 to August 31, 2017	—	$—	—	$50,000,000
September 1, 2017 to September 30, 2017	—	$—	—	$50,000,000
Total	—		—

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

FERRO CORPORATION (Registrant)

Date:	November 1, 2017
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2017
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

3.4

Certificate of Amendment to the Eleventh Amended Articles of Incorporation of Ferro Corporation filed on October 17, 2011 (incorporated by reference to Exhibit 3.1 to Ferro Corporation’s Current Report on Form 8-K, filed October 17, 2011).

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

10.2

Second Incremental Assumption Agreement, dated August 29, 2016, by and among Ferro Corporation, PNC Bank, National Association, as the administrative agent, the collateral agent and as an issuer, JPMorgan Chase Bank, N.A., as an issuer, and various financial institutions as lenders. (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s current Report on Form 8K, filed August 30, 2016).

10.3

Retention Agreement, dated September 1, 2016, by and between Jeffrey L. Rutherford and Ferro Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.4

Separation Agreement and Release, dated January 3, 2017, by and between Jeffrey L. Rutherford and Ferro Corporation. (incorporated by reference to Exhibit 10.4 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.5

Change in Control Agreement, dated September 1, 2016, by and between Benjamin Schlater and Ferro Corporation. (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

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