Form 10-Q
period 2019-03-31
FERRO CORP
filed 2019-05-01
CIK 35214

rti8Mag Mag

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

At March 31, 2019, there were 81,931,428 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Net sales	$387,548	$405,532
Cost of sales	285,692	286,846
Gross profit	101,856	118,686
Selling, general and administrative expenses	72,080	73,092
Restructuring and impairment charges	2,127	4,106
Other expense (income):
Interest expense	8,545	7,962
Interest earned	(87)	(201)
Foreign currency losses, net	738	1,840
Miscellaneous expense, net	275	775
Income before income taxes	18,178	31,112
Income tax expense	4,300	7,514
Net income	13,878	23,598
Less: Net income attributable to noncontrolling interests	274	207
Net income attributable to Ferro Corporation common shareholders	$13,604	$23,391
Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings per share	$0.16	$0.28
Diluted earnings per share	$0.16	$0.27

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Net income	$13,878	$23,598
Other comprehensive income, net of income tax:
Foreign currency translation income	3,508	5,787
Cash flow hedging instruments, unrealized (loss) gain	(4,314)	1,314
Postretirement benefit liabilities income	—	7
Other comprehensive (loss) income, net of income tax	(806)	7,108
Total comprehensive income	13,072	30,706
Less: Comprehensive income attributable to noncontrolling interests	380	335
Comprehensive income attributable to Ferro Corporation	$12,692	$30,371

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$57,637	$104,301
Accounts receivable, net	329,149	306,882
Inventories	366,628	356,998
Other receivables	86,022	91,143
Other current assets	25,474	23,960
Total current assets	864,910	883,284
Other assets
Property, plant and equipment, net	385,079	381,341
Goodwill	214,815	216,464
Intangible assets, net	179,349	184,953
Deferred income taxes	103,433	103,488
Operating leased assets	27,110	—
Other non-current assets	48,710	42,930
Total assets	$1,823,406	$1,812,460
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$10,156	$10,260
Accounts payable	205,486	256,573
Accrued payrolls	33,305	39,989
Accrued expenses and other current liabilities	90,466	77,995
Total current liabilities	339,413	384,817
Other liabilities
Long-term debt, less current portion	860,441	811,137
Postretirement and pension liabilities	172,185	173,046
Operating leased non-current liabilities	17,562	—
Other non-current liabilities	57,908	57,611
Total liabilities	1,447,509	1,426,611
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 81.9 million and 83.0 million shares outstanding at March 31, 2019, and December 31, 2018, respectively	93,436	93,436
Paid-in capital	291,677	298,123
Retained earnings	269,582	255,978
Accumulated other comprehensive loss	(106,273)	(105,361)
Common shares in treasury, at cost	(182,123)	(165,545)
Total Ferro Corporation shareholders’ equity	366,299	376,631
Noncontrolling interests	9,598	9,218
Total equity	375,897	385,849
Total liabilities and equity	$1,823,406	$1,812,460

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2017	9,386	(147,056)	$93,436	$302,158	171,744	(75,468)	11,866	$356,680
Net income	—	—	—	—	23,391	—	207	23,598
Other comprehensive income	—	—	—	—	—	6,980	128	7,108
Stock-based compensation transactions	(349)	8,209	—	(6,986)	—	—	—	1,223
Change in ownership interests	—	—	—	789	—	—	(2,228)	(1,439)
Adjustment for accounting standards update 2016-16	—	—	—	—	4,141	—	—	4,141
Balances at March 31, 2018	9,037	(138,847)	93,436	295,961	199,276	(68,488)	9,973	391,311

Balances at December 31, 2018	10,433	(165,545)	93,436	298,123	255,978	(105,361)	9,218	385,849
Net income	—	—	—	—	13,604	—	274	13,878
Other comprehensive (loss) income	—	—	—	—	—	(912)	106	(806)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(370)	8,422	—	(6,446)	—	—	—	1,976
Balances at March 31, 2019	11,504	$(182,123)	$93,436	$291,677	$269,582	$(106,273)	$9,598	$375,897

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities
Net cash used in operating activities	$(67,527)	$(34,285)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(23,326)	(20,682)
Collections of financing receivables	20,186	—
Business acquisitions, net of cash acquired	(251)	(2,352)
Other investing activities	—	22
Net cash used in investing activities	(3,391)	(23,012)
Cash flows from financing activities
Net borrowings under loans payable	33	9,742
Principal payments on term loan facility - Credit Facility	—	(1,664)
Principal payments on term loan facility - Amended Credit Facility	(2,050)	—
Proceeds from revolving credit facility - Credit Facility	—	119,550
Principal payments on revolving credit facility - Credit Facility	—	(79,367)
Proceeds from revolving credit facility - Amended Credit Facility	104,174	—
Principal payments on revolving credit facility - Amended Credit Facility	(52,866)	—
Acquisition-related contingent consideration payment	—	(348)
Purchase of treasury stock	(25,000)	—
Other financing activities	(414)	(2,133)
Net cash provided by financing activities	23,877	45,780
Effect of exchange rate changes on cash and cash equivalents	377	1,262
Decrease in cash and cash equivalents	(46,664)	(10,255)
Cash and cash equivalents at beginning of period	104,301	63,551
Cash and cash equivalents at end of period	$57,637	$53,296
Cash paid during the period for:
Interest	$8,232	$7,314
Income taxes	$3,940	$4,575

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We produce our products primarily in the Europe, Middle East and Africa (“EMEA”) region, the United States (“U.S.”), the Asia Pacific region, and Latin America.

Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2019.

2.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases: (Topic 842), using the new transition method under ASU 2018-11, Targeted Improvements. ASU 2016-02 requires companies to recognize a lease liability and asset on the balance sheet for operating leases with a term greater than one year.  ASU 2018-11 provided an additional transition method to adopt the new leasing standard. Under this new transition method, an entity initially applies the new leasing standard using a cumulative-effect adjustment to the opening balance of retained earnings but will continue to report comparative periods under existing guidance in accordance with ASC 840, Leases.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components for all asset classes. We elected the short-term lease recognition exemption for all leases that qualify. Consequently, for those leases that qualify, we will not recognize right of use assets or lease liabilities on the balance sheet. The impact of adoption resulted in $28.6 million recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than this impact, the adoption of ASU 2016-02 did not have a material impact on our remaining consolidated financial statements.

On January 1, 2019, we adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from Accumulated Other Comprehensive (Loss) Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The Company has elected not to reclassify the stranded tax effects due to the Tax Cuts and Jobs Act within Accumulated Other Comprehensive Loss. As such, the adoption of this standard did not impact our consolidated financial statements.

On January 1, 2019, we adopted FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The Company updated the disclosures for the fair value measurements in accordance with the standard updates.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3.    Revenue

Revenues disaggregated by geography and reportable segment for the three months ended March 31, 2019, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$113,426	$11,691	$22,865	$22,365	$170,347
Performance Colors and Glass	57,448	40,288	16,570	6,539	120,845
Color Solutions	35,567	43,599	8,825	8,365	96,356
Total net sales	$206,441	$95,578	$48,260	$37,269	$387,548

Revenues disaggregated by geography and reportable segment for the three months ended March 31, 2018, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$119,116	$12,819	$25,947	$26,766	$184,648
Performance Colors and Glass	61,344	37,091	16,515	5,555	120,505
Color Solutions	40,483	41,626	9,938	8,332	100,379
Total net sales	$220,943	$91,536	$52,400	$40,653	$405,532

4.    Acquisitions

Quimicer, S.A.

On October 1, 2018, the Company acquired 100% of the equity interests of Quimicer, S.A. (“Quimicer”), for €32.2 million (approximately $37.4 million), including the assumption of debt of €5.2 million (approximately $6.1 million).  The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of March 31, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $21.5 million of personal and real property, $15.9 million of net working capital, $3.0 million of goodwill and $3.0 million of deferred tax liability on the condensed consolidated balance sheet.

UWiZ Technology Co., Ltd.

On September 25, 2018, the Company acquired 100% of the equity interests of UWiZ Technology Co., Ltd. (“UWiZ”) for NTD823.4 million (approximately $26.9 million) in cash.  The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of March 31, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $12.5 million of net working capital, $7.1 million of goodwill, $6.6 million of amortizable intangible assets, $2.4 million of personal and real property and $1.7 million of deferred tax liability on the condensed consolidated balance sheet.

Ernst Diegel GmbH

On August 31, 2018, the Company acquired 100% of the equity interests of Ernst Diegel GmbH (“Diegel”), including the real property of a related party, for €12.1 million (approximately $14.0 million) in cash.  The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of March 31, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $7.0 million of personal and real property, $4.8 million of net working capital, $2.0 million of amortizable intangible assets, $1.7 million of goodwill and $1.5 million of deferred tax liability on the condensed consolidated balance sheet.

MRA Laboratories, Inc.

On July 12, 2018, the Company acquired 100% of the equity interests of MRA Laboratories, Inc. (“MRA”) for $16.0 million in cash.  The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of March 31, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $7.2 million of goodwill, $6.7 million of amortizable intangible assets, $3.4 million of net working capital, $1.6 million of deferred tax liability and $0.3 million of personal and real property on the condensed consolidated balance sheet.

PT Ferro Materials Utama

On June 29, 2018, the Company acquired 66% of the equity interests of PT Ferro Materials Utama (“FMU”) for $2.7 million in cash, in addition to the forgiveness of debt of $9.2 million, bringing our total ownership to 100%. The Company previously recorded its investment in FMU as an equity method investment, and following this transaction, the Company fully consolidates FMU. Due to the change of control that occurred, the Company recorded a gain on purchase related to the difference between the Company’s carrying value and fair value of the previously held equity method investment.

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

5.    Inventories

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Raw materials	$118,651	$116,219
Work in process	60,297	55,884
Finished goods	187,680	184,895
Total inventories	$366,628	$356,998

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $53.6 million at March 31, 2019, and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $527.3 million at March 31, 2019, and $523.4 million at December 31, 2018. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $8.4 million at March 31, 2019, and $4.8 million at March 31, 2018.

7.   Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

			Performance
	Performance	Color	Colors and
	Coatings	Solutions	Glass	Total
	(Dollars in thousands)
Goodwill, net at December 31, 2018	$44,352	$50,545	$121,567	$216,464
Foreign currency adjustments	(855)	(319)	(475)	(1,649)
Goodwill, net at March 31, 2019	$43,497	$50,226	$121,092	$214,815

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Goodwill, gross	$273,282	$274,931
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$214,815	$216,464

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 31, 2019, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,430	$5,462
Land rights	4,846	4,773
Technology/know-how and other	131,515	132,084
Customer relationships	99,217	100,368
Total gross amortizable intangible assets	241,008	242,687
Accumulated amortization:
Patents	(5,409)	(5,440)
Land rights	(2,966)	(2,909)
Technology/know-how and other	(51,384)	(48,898)
Customer relationships	(18,635)	(17,306)
Total accumulated amortization	(78,394)	(74,553)
Amortizable intangible assets, net	$162,614	$168,134

Indefinite-lived intangible assets consisted of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$16,735	$16,819

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Loans payable	$—	$50
Current portion of long-term debt	10,156	10,210
Loans payable and current portion of long-term debt	$10,156	$10,260

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$807,208	$809,022
Revolving credit facility	51,308	—
Capital lease obligations	3,972	3,963
Other notes	8,109	8,362
Total long-term debt	870,597	821,347
Current portion of long-term debt	(10,156)	(10,210)
Long-term debt, less current portion	$860,441	$811,137

(1) The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $4.6 million at March 31, 2019, and $4.8 million at December 31, 2018.

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

•

The base rate for term loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%.  The applicable margin for base rate loans is 1.25%.

•	The LIBOR rate for term loans shall not be less than 0.0% and the applicable margin for LIBOR rate term loans is 2.25%.
•

For LIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At March 31, 2019, the Company had borrowed $351.5 million under the Tranche B-1 Loans at an interest rate of 4.85%,  $232.7 million under the Tranche B-2 Loans at an interest rate of 4.85%, and $227.7 million under the Tranche B-3 Loans at an interest rate of 4.85%. At March 31, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At March 31, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.17%,  3.33%, and 2.48%, respectively.

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

•

The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%.  The applicable margin for base rate loans will vary between 0.50% to 1.50%.

•	The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.50% and 2.50%.
•

For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At March 31, 2019, there were $51.3 million borrowings under the 2018 Revolving Credit Facility at an interest rate of 4.49%. After reductions for outstanding letters of credit secured by these facilities, we had $444.0 million of additional borrowings available under the revolving credit facilities at March 31, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable.  At March 31, 2019, we were in compliance with the covenants of the Amended Credit Facility.

Credit Facility

On February 14, 2017, the Company entered into The Credit Facility with a group of lenders to refinance its then outstanding credit facility debt and to provide liquidity for ongoing working capital requirements and general corporate purposes. The Credit Facility consisted of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million secured Euro term loan facility with a term of seven years. For further discussion of the Company’s Credit Facility, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three months ended March 31, 2019, was immaterial. The program, whose maximum capacity is €100 million, is scheduled to expire in December 2023. Generally, at the transfer date, the Company received cash equal to approximately 65% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program was $63.9 million at March 31, 2019 and $71.3 million at December 31, 2018. The carrying amount of deferred purchase price was $23.1 million at March 31, 2019 and $23.0 million at December 31, 2018, and is recorded in Other receivables.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$54,873	$89,894
Cash proceeds from financial institutions	36,497	57,316
Trade accounts receivable collected to be remitted(1)	17,012	11,552

(1) Included in Accrued expense and other current liabilities

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $40.9 million and $41.4 million at March 31, 2019, and December 31, 2018, respectively. The unused portions of these lines provided additional liquidity of $28.1 million at March 31, 2019, and $30.3 million at December 31, 2018.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$57,637	$57,637	$57,637	$—	$—
Term loan facility - Amended Credit Facility(1)	(807,208)	(794,728)	—	(794,728)	—
Revolving credit facility	(51,308)	(50,709)	—	(50,709)	—
Other long-term notes payable	(8,109)	(5,385)	—	(5,385)	—
Cross currency swaps	23,000	23,000	—	23,000	—
Interest rate swaps	(9,227)	(9,227)	—	(9,227)	—
Foreign currency forward contracts, net	1,021	1,021	—	1,021	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$104,301	$104,301	$104,301	$—	$—
Loans payable	(50)	(50)	—	(50)	—
Term loan facility - Amended Credit Facility(1)	(809,022)	(796,796)	—	(796,796)	—
Other long-term notes payable	(8,362)	(5,258)	—	(5,258)	—
Cross currency swaps	17,104	17,104	—	17,104	—
Interest rate swaps	(5,244)	(5,244)	—	(5,244)	—
Foreign currency forward contracts, net	(270)	(270)	—	(270)	—

(1) The carrying values of the term loan facility are net of unamortized debt issuance costs of $4.6 million and $4.8 million for the period ended March 31, 2019, and December 31, 2018, respectively.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. During the second quarter of 2017, the Company entered into interest rate swap agreements that converted $150 million and €90 million of our term loans from variable interest rates to fixed interest rates. These swaps qualified for, and were designated as, cash flow hedges. These interest rate swap agreements were terminated in the second quarter of 2018 in connection with the refinancing of the Credit Facility.

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $316.8 million at March 31, 2019. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of March 31, 2019, the Company expects it will reclassify net losses of approximately $1.4 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months.  However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a US dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using a receive-float, pay fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount is $227.7 million at March 31, 2019, with a maturity date of February 14, 2024. As of March 31, 2019, the Company expects it will reclassify net gains of approximately $5.6 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months.  However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of (loss) gain recognized in AOCL and the amount of gain (loss) reclassified into earnings for the three months ended March 31, 2019 and 2018, follow:

			Amount of Gain (Loss)
	Amount of (Loss) Gain		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
	2019	2018	2019	2018	AOCL into Income
	(Dollars in thousands)
Interest rate swaps	$(4,107)	$1,709	$178	$(136)	Interest expense
Cross currency swaps	5,080	—	1,632	—	Interest expense
			$1,810	$(136)	Total Interest expense
Cross currency swaps			4,944	—	Foreign currency losses, net
			$4,944	$—	Total Foreign currency losses, net

The total amounts of expense line items presented in the condensed consolidated statement of operations in which the effect of cash flow hedges follow:

	March 31,	March 31,
	2019	2018

	(Dollars in thousands)
Interest expense	$8,545	$7,962
Foreign currency losses, net	738	1,840

Net investment hedge. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of other comprehensive income or loss. These cross currency swaps are designated as hedges of our net investment in European operations. Time value is excluded from the assessment of effectiveness and the amount of interest paid or received on the swaps will be recognized as an adjustment to interest expense in earnings over the life of the swaps.

In the second quarter of 2017, the Company designated a portion of its Euro denominated debt as a net investment hedge for accounting purposes. This net investment hedge was terminated in the second quarter of 2018.

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in US dollars. The notional amount is €97.0 million at March 31, 2019, with a maturity date of February 14, 2024.  These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of gain (loss) on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended March 31, 2019 and 2018, follow:

			Amount of Gain		Amount of Gain Recognized in
	Amount of Gain (Loss)		Reclassified from		Income on Derivative (Amount
	Recognized in AOCL		AOCL into Income		Excluded from Effectiveness Testing)		Location of Gain
	2019	2018	2019	2018	2019	2018	(Loss) in Earnings
	(Dollars in thousands)
Cross currency swaps	$3,737	$—	$—	$—	$1,001	$—	Interest expense
Net investment hedge	—	(860)	—	—	—	—	Foreign currency losses, net

Derivatives Not Designated as Hedging Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net gains of $1.5 million in the three months ended March 31, 2019, and net gains of $0.4 million in the three months ended March 31, 2018, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $410.1 million at March 31, 2019, and $387.2 million at December 31, 2018.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively, of our foreign currency forward contracts:

	Amount of Gain
	Recognized in Earnings
	Three Months Ended
	March 31,
	2019	2018	Location of Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$1,524	$391	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	March 31,	December 31,
	2019	2018	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Cross currency swaps	$9,164	$9,606	Other current assets
Cross currency swaps	13,836	7,498	Other non-current assets
Foreign currency forward contracts	2,291	626	Other current assets
Liability derivatives:
Interest rate swaps	(1,396)	(755)	Accrued expenses and other current liabilities
Interest rate swaps	(7,831)	(4,489)	Other non-current liabilities
Foreign currency forward contracts	$(1,270)	$(896)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the three months ended March 31, 2019, was $4.3 million, or 23.7% of pre-tax income. Income tax expense for the three months ended March 31, 2018, was $7.5 million, or 24.2% of pre-tax income. The tax expense in the first quarter of 2019 and 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $6.6 million at March 31, 2019, and $8.5 million at December 31, 2018, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The liability at March 31, 2019, and December 31, 2018, was primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation and other circumstances.

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints have been filed in the same court by 15 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane.  The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2019 and 2018, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$3	$3	$433	$461	$1	$1
Interest cost	2,963	2,788	702	689	175	183
Expected return on plan assets	(3,153)	(3,995)	(210)	(233)	—	—
Amortization of prior service cost	—	—	20	11	—	—
Net periodic benefit (credit) cost	$(187)	$(1,204)	$945	$928	$176	$184

Interest cost, expected return on plan assets and amortization of prior service cost are recorded in Miscellaneous expense, net on the condensed consolidated statement of operations.

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

The Plan replaced the 2013 Omnibus Incentive Plan (the “Previous Plan”), and no future grants may be made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.

In the first quarter of 2019, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2019:

Stock Options
Weighted-average grant-date fair value	$6.47
Expected life, in years	5.6
Risk-free interest rate	2.5%
Expected volatility	33.9%

The weighted average grant date fair value of our performance share units granted in the three months ended March 31, 2019, was $17.61. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the three months ended March 31, 2019, was $17.61. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $2.8 million for the three months ended March 31, 2019, and $2.4 million for the three months ended March 31, 2018. At March 31, 2019, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $13.8 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.

14.    Restructuring and Optimization Programs

Total restructuring and impairment charges were $2.1 million and $4.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The charges primarily relate to costs associated with integration of our recent acquisitions and optimization programs, and are further summarized below.

	Employee	Other
	Severance	Costs	Total
	(Dollars in thousands)
Balances at December 31, 2018	$1,151	$1,288	$2,439
Restructuring charges	1,155	972	2,127
Cash payments	(1,460)	(488)	(1,948)
Non-cash items	(7)	(721)	(728)
Balances at March 31, 2019	$839	$1,051	$1,890

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs over the next twelve months, except where legal or contractual obligations would require it to extend beyond that period.

 15.    Leases

The Company determines if a contract is a lease at inception. The Company has leases for equipment, office space, plant sites and distribution centers. Certain of these leases include options to extend the lease and some include options to terminate the lease early. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

The right of use asset represents the right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the applicable option.

The Company’s lease payments consist of both fixed and variable lease payments. Residual value guarantees are not common within the Company’s lease agreements nor are restrictions or covenants imposed by leases. The Company has elected the practical expedient to combine lease and non-lease components. The Company determined the discount rate to be used in measuring lease liabilities at a portfolio level using a collateralized rate. Specifically, we segregated our lease portfolio into different populations based on (1) lease currency, (2) lease term, and (3) creditworthiness of the lessee and security structure. There are no leases that have not yet commenced but that create significant rights and obligations for the Company.

The components of lease cost are shown below:

	Three Months Ended
	March 31,
	2019	Income Statement Location
	(Dollars in thousands)
Lease Cost
Operating lease cost(1)	$1,751	Selling, general and administrative expenses
Operating lease cost(2)	2,406	Cost of sales
Finance lease cost
Amortization of right-of-use assets	237	Cost of sales
Interest of lease liabilities	13	Interest expense
Net lease cost	$4,407

(1) Included in operating lease cost is $0.3 million of short-term lease costs and $0.1 million of variable lease costs.

(2) Included in operating lease cost is $0.7 million of short-term lease costs and $0.3 million of variable lease costs.

Supplemental balance sheet information related to leases are shown below:

	March 31,
	2019	Balance Sheet Location
	(Dollars in thousands)
Assets
Operating leased assets	$27,110	Operating leased assets
Finance leased assets(3)	2,290	Property, plant and equipment, net
Total leased assets	$29,400
Liabilities
Current
Operating	$9,509	Accrued expenses and other current liabilities
Finance	795	Loans payable and current portion of long-term debt
Noncurrent
Operating	17,562	Operating lease non-current liabilities
Finance	3,177	Long-term debt, less current portion
Total lease liabilities	$31,043

(3) Finance leases are net of accumulated depreciation of $5.8 million for March 31, 2019.

Supplemental cash flow information related to leases are shown below:

Three Months Ended
March 31,
2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$13
Operating cash flows from operating leases	2,903
Financing cash flows from finance leases	197
Leased assets obtained in exchange for new finance lease liabilities	129
Lease assets obtained in exchange for new operating lease liabilities	29,641

Three Months Ended
March 31,
2019
Weighted-average remaining lease term (years)
Operating leases	4.0
Finance leases	5.0
Weighted-average discount rate
Operating leases	3.7%
Finance leases	4.2%

Maturities of lease liabilities are shown below as of March 31, 2019:

	Finance	Operating
	Leases	Leases
	(Dollars in thousands)
Remaining in 2019	$809	$8,411
2020	786	7,844
2021	546	5,781
2022	1,335	3,512
2023	323	1,888
2024	285	850
Thereafter	696	1,563
Net minimum lease payments	$4,780	$29,849
Less: interest	808	2,778
Present value of lease liabilities	$3,972	$27,071

Maturities of lease liabilities under ASC 840 are shown below as of December 31, 2018:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2019	$1,048	$11,419
2020	755	7,314
2021	477	5,302
2022	1,287	3,301
2023	279	1,971
Thereafter	992	2,401
Net minimum lease payments	$4,838	$31,708
Less: interest	875
Present value of lease liabilities	$3,963
Less: current portion	679
Long-term obligations	$3,284

16.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$13,604	$23,391
Weighted-average common shares outstanding	82,480	84,228
Basic earnings per share attributable to Ferro Corporation common shareholders	$0.16	$0.28
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$13,604	$23,391
Weighted-average common shares outstanding	82,480	84,228
Assumed exercise of stock options	596	839
Assumed satisfaction of restricted stock unit conditions	145	279
Assumed satisfaction of performance share unit conditions	80	164
Weighted-average diluted shares outstanding	83,301	85,510
Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.16	$0.27

The number of anti-dilutive or unearned shares was 2.2 million for the three months ended March 31, 2019, and 1.7 million for the three months ended March 31, 2018.  These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

17.    Share Repurchase Program

The Company’s Board of Directors has approved a share repurchase program under which the Company is authorized to repurchase up to $150 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.

The timing and amount of shares to be repurchased will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

For the three months ended March 31, 2019, the Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million.  As of March 31, 2019, $46.2 million remains authorized under the program for the purchase of common stock.

18.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended March 31,
	Postretirement		Net Gain
	Benefit Liability	Translation	on Cash
	Adjustments	Adjustments	Flow Hedges	Total
	(Dollars in thousands)
Balances at December 31, 2017	$1,165	$(77,578)	$945	$(75,468)
Other comprehensive income before reclassifications, before tax	—	5,461	1,845	7,306
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	16	—	—	16
Cash flow hedge loss, before tax	—	—	(136)	(136)
Current period other comprehensive income, before tax	16	5,461	1,709	7,186
Tax effect	9	(198)	395	206
Current period other comprehensive income, net of tax	7	5,659	1,314	6,980
Balances at March 31, 2018	$1,172	$(71,919)	$2,259	$(68,488)

Balances at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income before reclassifications, before tax	—	4,036	973	5,009
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(6,754)	(6,754)
Current period other comprehensive income (loss), before tax	—	4,036	(5,781)	(1,745)
Tax effect	—	634	(1,467)	(833)
Current period other comprehensive income (loss), net of tax	—	3,402	(4,314)	(912)
Balances at March 31, 2019	$1,126	$(99,788)	$(7,611)	$(106,273)

19.    Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Performance Coatings	$170,347	$184,648
Performance Colors and Glass	120,845	120,505
Color Solutions	96,356	100,379
Total net sales	$387,548	$405,532

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Performance Coatings	$33,645	$43,765
Performance Colors and Glass	39,467	43,328
Color Solutions	28,396	32,149
Other cost of sales	348	(556)
Total gross profit	101,856	118,686
Selling, general and administrative expenses	72,080	73,092
Restructuring and impairment charges	2,127	4,106
Other expense, net	9,471	10,376
Income before income taxes	$18,178	$31,112

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended March 31, 2019, decreased by $18.0 million, or 4.4%, compared with the prior-year same period. The decrease in net sales was driven by lower sales in Performance Coatings and Color Solutions of $14.3 million and $4.0 million, respectively, partially mitigated by an increase in sales in Performance Colors and Glass of $0.3 million.  During the three months ended March 31, 2019, gross profit decreased $16.8 million, or 14.2%, compared with the prior-year same period; as a percentage of net sales, it decreased approximately 300 basis points to 26.3%.  Our total gross profit for the first quarter of 2019 was $101.9 million, compared with $118.7 million for the three months ended March 31, 2018.  The decrease in gross profit was attributable to decreases in Performance Coatings, Performance Colors and Glass and Color Solutions of $10.1 million,  $3.9 million and $3.8 million, respectively.

For the three months ended March 31, 2019, selling, general and administrative (“SG&A”) expenses decreased $1.0 million, or 1.4%, compared with the prior-year same period. As a percentage of net sales, it increased approximately 60 basis points to 18.6%.

For the three months ended March 31, 2019, net income was $13.9 million, compared with net income of $23.6 million for the prior-year same period, and net income attributable to common shareholders was $13.6 million, compared with net income attributable to common shareholders of $23.4 million for the prior-year same period.

Outlook

Throughout 2019, we will continue to execute the dynamic and optimization phase of the Company’s value creation strategy, which includes organic and inorganic growth and optimization initiatives. We expect organic growth from new products and positioning our portfolio to continue transitioning to the higher end of our target markets. We also intend to advance the business through acquisitions, and investments in technology, facilities and equipment. We will continue to implement optimization initiatives throughout the Company to further improve efficiency, productivity and profitability. We will be judicious through the remainder of 2019 with our strategic investments, which may include acquisitions, share repurchases and debt retirement, and remain mindful of our overall leverage.

We believe that 2019 gross margins will compare favorably to the prior year due in part to stabilizing raw materials costs after a period of price inflation.

In the first half of 2019, we expect that uncertainty throughout the global macro-economic landscape could result in slower growth across several industries and geographic regions, particularly Europe and Asia. We expect demand will continue for our technology-driven functional coatings and color solutions in the niche markets on which we focus, and that we will continue to develop innovative new products relevant to the megatrends our customers are addressing with their products. We are actively implementing optimization initiatives throughout our global footprint to increase productivity and efficiency.

Foreign currency rates may continue to be volatile through 2019, and changes in interest rates could adversely impact reported results.  We expect cash flow from operating activities to continue to be available for debt pay down and other strategic investments.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations - Consolidated

Comparison of the three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019, net income was $13.9 million, compared with net income of $23.6 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, net income attributable to common shareholders was $13.6 million, or earnings per share of $0.16, compared with net income attributable to common shareholders of $23.4 million, or earnings per share of $0.28, for the three months ended March 31, 2018.

Net Sales

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Net sales	$387,548	$405,532	$(17,984)	(4.4)%
Cost of sales	285,692	286,846	(1,154)	(0.4)%
Gross profit	$101,856	$118,686	$(16,830)	(14.2)%
Gross profit as a % of net sales	26.3%	29.3%

Net sales decreased by  $18.0 million, or 4.4%, for the three months ended March 31, 2019,  compared with the prior-year same period, driven by lower sales in Performance Coatings and Color Solutions of $14.3 million and $4.0 million, respectively, partially mitigated by an increase in sales in Performance Colors and Glass of $0.3 million. The decrease in net sales was driven by unfavorable foreign currency impacts of $20.7 million and lower volume and mix of $19.0 million, partially mitigated by sales from acquisitions of $15.7 million and higher product pricing of $6.0 million.

Gross Profit

Gross profit decreased $16.8 million, or 14.2%, for the three months ended March 31, 2019, compared with the prior-year same period, and as a percentage of net sales, it decreased 300 basis points to  26.3%. The decrease in gross profit was attributable to decreases in Performance Coatings, Performance Colors and Glass and Color Solutions of $10.1 million,  $3.9 million and $3.8 million, respectively. The decrease in gross profit was driven by lower sales volumes and mix of $9.3 million,  higher manufacturing costs of $7.8 million, unfavorable foreign currency impacts of $5.9 million and higher raw material costs of $5.1 million, partially mitigated by favorable product pricing of $6.0 million and gross profit from acquisitions of $4.4 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$206,441	$220,943	$(14,502)	(6.6)%
United States	95,578	91,536	4,042	4.4%
Asia Pacific	48,260	52,400	(4,140)	(7.9)%
Latin America	37,269	40,653	(3,384)	(8.3)%
Net sales	$387,548	$405,532	$(17,984)	(4.4)%

The decline in net sales of $18.0 million, compared with the prior-year same period, was driven by a decrease in sales from EMEA, Asia Pacific and Latin America, partially mitigated by an increase in sales from the United States. The decrease in sales from EMEA was attributable to lower sales in Performance Coatings, Color Solutions and Performance Colors and Glass of $5.7 million, $4.9 million and $3.9 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Performance Coatings and Color Solutions of $3.1 million and $1.1 million, respectively, partially mitigated by an increase in sales in Performance

Colors and Glass of $0.1 million. The decrease in sales from Latin America was attributable to lower sales in Performance Coatings of $4.4 million, partially mitigated by an increase in sales from Performance Colors and Glass of $1.0 million. The increase in sales from the United States was attributable to higher sales in Performance Colors and Glass and Color Solutions of $3.2 million and $2.0 million, respectively, partially offset by a decrease in sales in Performance Coatings of $1.1 million.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
EMEA	$193,829	$210,331	$(16,502)	(7.8)%
Asia Pacific	86,743	76,260	10,483	13.7%
United States	67,015	71,365	(4,350)	(6.1)%
Latin America	39,961	47,576	(7,615)	(16.0)%
Net sales	$387,548	$405,532	$(17,984)	(4.4)%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$34,411	$33,757	654	1.9%
Research and development expenses	10,998	10,841	157	1.4%
Business development	2,475	2,423	52	2.1%
Incentive compensation	1,375	2,966	(1,591)	(53.6)%
Stock-based compensation	2,769	2,430	339	14.0%
Intangible asset amortization	2,343	2,073	270	13.0%
Pension and other postretirement benefits	323	342	(19)	(5.6)%
Bad debt	230	105	125	119.0%
All other expenses	17,156	18,155	(999)	(5.5)%
Selling, general and administrative expenses	$72,080	$73,092	$(1,012)	(1.4)%

SG&A expenses were $1.0 million lower in the three months ended March 31, 2019,  compared with the prior-year same period. The lower SG&A expenses compared to the prior-year same period are primarily driven by lower incentive compensation and an adjustment to an environmental reserve, partially offset by greater expenses associated with businesses acquired within the last year.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	March 31,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Strategic services	$40,325	$41,178	$(853)	(2.1)%
Functional services	27,611	26,518	1,093	4.1%
Incentive compensation	1,375	2,966	(1,591)	(53.6)%
Stock-based compensation	2,769	2,430	339	14.0%
Selling, general and administrative expenses	$72,080	$73,092	$(1,012)	(1.4)%

Restructuring and Impairment Charges

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Employee severance	$1,155	$657	$498	75.8%
Other restructuring costs	972	3,449	(2,477)	(71.8)%
Restructuring and impairment charges	$2,127	$4,106	$(1,979)	(48.2)%

Restructuring and impairment charges decreased in the first quarter of 2019 compared with the prior-year same period. The decrease primarily relates to lower costs associated with integration of our recent acquisitions and optimization programs in the first quarter of 2019, compared with the prior-year same period, partially offset by an increase in employee severance costs.

Interest Expense

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Interest expense	$8,597	$7,251	$1,346	18.6%
Amortization of bank fees	900	870	30	3.4%
Interest swap amortization	(316)	—	(316)	—%
Interest capitalization	(636)	(159)	(477)	300.0%
Interest expense	$8,545	$7,962	$583	7.3%

Interest expense increased in the first quarter of 2019 compared with the prior-year same period. The increase in interest expense was due to an increase in the average long-term debt balance during the three months ended March 31, 2019, compared with the prior-year same period, offset by an increase in capitalized interest.

Income Tax Expense

During the first quarter of 2019, income tax expense was $4.3 million, or 23.7% of pre-tax income.  In the first quarter of 2018, we recorded tax expense of $7.5 million, or 24.2% of pre-tax income. The tax expense in the first quarter of 2019 and 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the three months ended March 31, 2019 and 2018

Performance Coatings

	Three Months Ended				Change due to
	March 31,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$170,347	$184,648	$(14,301)	(7.7)%	$2,764	$(15,088)	$(10,734)	$8,757	$—
Segment gross profit	33,645	43,765	(10,120)	(23.1)%	2,764	(5,693)	(2,637)	1,466	(6,020)
Gross profit as a % of segment net sales	19.8%	23.7%

       Net sales decreased in Performance Coatings compared with the prior-year same period, primarily driven by decreases in sales of frits and glazes and colors of $9.9 million and $6.0 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $15.1 million,  unfavorable foreign currency impacts of $10.7 million, partially mitigated by sales from acquisitions of $8.8 million and higher product pricing of $2.8 million. Gross profit decreased $10.1 million from the prior-year same period, primarily driven by lower sales volume and mix of $5.7 million, higher raw material costs of $3.8 million,  unfavorable foreign currency impacts of $2.6 million and higher manufacturing costs of $2.2 million,  partially mitigated by favorable product pricing impacts of $2.8 million and gross profit from acquisitions of $1.5 million.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$113,426	$119,116	$(5,690)	(4.8)%
Latin America	22,365	26,766	(4,401)	(16.4)%
Asia Pacific	22,865	25,947	(3,082)	(11.9)%
United States	11,691	12,819	(1,128)	(8.8)%
Total	$170,347	$184,648	$(14,301)	(7.7)%

The net sales decrease of $14.3 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of colors of $5.4 million, frits and glazes of $3.9 million and opacifiers of $3.4 million, partially mitigated by an increase in sales from Quimicer of $7.8 million. The decrease in sales from Latin America was primarily driven by lower sales of frits and glazes and opacifiers of $2.7 million and $0.7 million, respectively. The decrease in sales from Asia Pacific was driven by lower sales of frits and glazes and colors of $3.2 million and $0.5 million, respectively, partially mitigated by sales from FMU, which contributed $1.0 million. The decrease in sales from the United States was fully attributable to lower sales of porcelain enamel.

Performance Colors and Glass

	Three Months Ended				Change due to
	March 31,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$120,845	$120,505	$340	0.3%	$841	$2,612	$(5,787)	$2,674	$—
Segment gross profit	39,467	43,328	(3,861)	(8.9)%	841	(2,440)	(2,090)	1,156	(1,328)
Gross profit as a % of segment net sales	32.7%	36.0%

       Net sales increased compared with the prior-year same period, primarily driven by sales from acquisitions and increased sales in electronics of $3.0 million and industrial products of $0.8 million, partially offset by lower sales in decoration and automotive products of $3.5 million and $2.6 million, respectively. The increase in net sales was driven by sales from acquisitions of $2.7 million, favorable volume and mix of $2.6 million and higher product pricing of $0.8 million, partially offset by unfavorable foreign currency impacts of $5.8 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $2.4 million, unfavorable foreign currency impacts of $2.1 million and unfavorable manufacturing costs of $1.7 million, partially mitigated by gross profit from acquisitions of $1.2 million, higher product pricing of $0.8 million and favorable raw material costs of $0.3 million.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$57,448	$61,344	$(3,896)	(6.4)%
United States	40,288	37,091	3,197	8.6%
Asia Pacific	16,570	16,515	55	0.3%
Latin America	6,539	5,555	984	17.7%
Total	$120,845	$120,505	$340	0.3%

The net sales increase of $0.3 million was driven by higher sales from the United States, Latin America and Asia Pacific, partially offset by lower sales from EMEA.  The increase in sales from the United States was primarily attributable to an increase in sales of electronics products of $4.1 million, and sales from MRA of $1.5 million, partially offset by lower sales of decoration and automotive products of $1.3 million and $1.0 million, respectively. The increase in sales from Latin America was attributable to an increase in sales of decoration and industrial products of $0.6 million and $0.6 million, respectively, partially offset by a decrease in sales of automotive products of $0.2 million. Sales from Asia Pacific remained relatively flat. The decrease in sales from EMEA was primarily attributable to lower sales of decoration products and electronic products of $3.0 million and $1.2 million, respectively, partially offset by sales from Diegel.

Color Solutions

	Three Months Ended				Change due to
	March 31,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$96,356	$100,379	$(4,023)	(4.0)%	$2,371	$(6,523)	$(4,152)	$4,281	$—
Segment gross profit	28,396	32,149	(3,753)	(11.7)%	2,371	(1,206)	(1,143)	1,751	(5,526)
Gross profit as a % of segment net sales	29.5%	32.0%

Net sales decreased compared with the prior-year same period, primarily due to lower sales of pigments products, partially mitigated by increased sales in  surface technology products and sales from Diegel and UWiZ of $2.2 million and $2.1 million, respectively. The decrease in net sales was driven by lower volume and mix of $6.5 million and unfavorable foreign currency impacts of $4.2 million, partially mitigated by sales from acquisitions of $4.3 million and higher product pricing of $2.4 million. Gross profit decreased from the prior-year same period, primarily due higher manufacturing costs of $3.9 million, higher raw material costs of $1.6 million, unfavorable sales volume and mix of $1.2 million and unfavorable foreign currency impacts of $1.1 million, partially mitigated by higher product pricing of $2.4 million and gross profit from acquisitions of $1.8 million.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$43,599	$41,626	$1,973	4.7%
EMEA	35,567	40,483	(4,916)	(12.1)%
Asia Pacific	8,825	9,938	(1,113)	(11.2)%
Latin America	8,365	8,332	33	0.4%
Total	$96,356	$100,379	$(4,023)	(4.0)%

The net sales decrease of $4.0 million was driven by lower sales from EMEA and Asia Pacific, partially mitigated by higher sales from the United States. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $7.0 million, partially mitigated by sales from Diegel of $2.1 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of pigment products of $3.3 million, partially mitigated by sales from UWiZ of $2.1 million. Sales from Latin America remained relatively flat. The increase in sales from the United States was primarily driven by higher sales of surface technology of $4.2 million, partially offset by lower sales of pigment products of $2.6 million.

Summary of Cash Flows for the three months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(Dollars in thousands)
Net cash used in operating activities	$(67,527)	$(34,285)	$(33,242)
Net cash used in investing activities	(3,391)	(23,012)	19,621
Net cash provided by financing activities	23,877	45,780	(21,903)
Effect of exchange rate changes on cash and cash equivalents	377	1,262	(885)
(Decrease) in cash and cash equivalents	$(46,664)	$(10,255)	$(36,409)

The following table includes details of net cash provided by operating activities.

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,878	$23,598	$(9,720)
Loss on sale of assets	164	229	(65)
Depreciation and amortization	14,264	13,392	872
Interest amortization	900	870	30
Restructuring and impairment	179	2,429	(2,250)
Accounts receivable	(43,733)	(32,657)	(11,076)
Inventories	(12,652)	(28,820)	16,168
Accounts payable	(43,680)	(7,139)	(36,541)
Other current assets and liabilities, net	(819)	(6,735)	5,916
Other adjustments, net	3,972	548	3,424
Net cash used in operating activities	$(67,527)	$(34,285)	$(33,242)

Cash flows from operating activities. Cash flows provided by operating activities decreased $33.2 million in the first three months of 2019 compared with the prior-year same period. The decrease in cash from operating activities was primarily due to a decrease in net income of $9.7 million and higher cash outflows for net working capital of $31.4 million, partially offset by an increase in other current assets and liabilities and other adjustments of $9.3 million.

Cash flows used in investing activities. Cash flows used in investing activities decreased $19.6 million in the first three months of 2019 compared with the prior-year same period. The increase in cash from investing activities was primarily due to collections of financing receivables from the international receivable sales program (Note 8) of $20.2 million in the first quarter of 2019 and lower cash outflows for business acquisitions, net of cash acquired of $2.1 million in the three months ended March 31, 2019, compared to the prior-year same period.

Cash flows from financing activities. Cash flows provided by financing activities decreased $21.9 million in the first three months of 2019 compared with the prior-year same period. The decrease was primarily due to the purchase of treasury stock of $25.0 million in the three months ended March 31, 2019.

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

•

The base rate for term loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%.  The applicable margin for base rate loans is 1.25%.

•	The LIBOR rate for term loans shall not be less than 0.0% and the applicable margin for LIBOR rate term loans is 2.25%.
•

For LIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At March 31, 2019, the Company had borrowed $351.5 million under the Tranche B-1 Loans at an interest rate of 4.85%, $232.7 million under the Tranche B-2 Loans at an interest rate of 4.85%, and $227.7 million under the Tranche B-3 Loans at an interest rate of 4.85%. At March 31, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans and Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At March 31, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.17%, 3.33%, and 2.48%, respectively.

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

•

The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%.  The applicable margin for base rate loans will vary between 0.50% to 1.50%.

•	The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.50% and 2.50%.
•

For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At March 31, 2019, there were $51.3 million borrowings under the 2018 Revolving Credit Facility at an interest rate of 4.49%. After reductions for outstanding letters of credit secured by these facilities, we had $444.0 million of additional borrowings available under the revolving credit facilities at March 31, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At March 31, 2019, we were in compliance with the covenants of the Amended Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $1.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. We had on hand precious metals owned by participants in our precious metals program of $53.6 million at March 31, 2019, and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2019, or December 31, 2018,  we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee.  The program, whose maximum capacity is €100 million, is scheduled to expire in December 2023. The outstanding principal amount of receivables sold under this program was $63.9 million at March 31, 2019 and $71.3 million at December 31, 2018. The carrying amount of deferred purchase price was $23.1 million at March 31, 2019 and $23.0 million at December 31, 2018, and is recorded in Other Receivables.

Bank Guarantees and Standby Letters of Credit.

At March 31, 2019, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $7.4 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2019,  we had $57.7 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions.  If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. We had additional borrowing capacity of $472.1 million at March 31, 2019, and $525.6 million at December 31, 2018, available under our various credit facilities, primarily the 2018 Revolving Facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of March 31, 2019,  we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 2.95x, providing $78.4 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $219 million for rolling four quarters, based on reasonably consistent net debt levels with those as of March 31, 2019, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to instruments that are sensitive to fluctuations in interest rates and foreign currency exchange rates.

Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed-rate versus variable-rate debt after considering the interest rate environment and expected future cash flows. To reduce our exposure to interest rate changes on variable-rate debt, we have entered into interest rate swap agreements. These swaps effectively convert a portion of our variable-rate debt to a fixed rate. Our objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.

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

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Variable-rate debt:
Carrying amount(1)	$858,516	$809,072
Fair value(1)	845,437	796,846
Increase in annual interest expense from 1% increase in interest rates	3,186	2,680
Decrease in annual interest expense from 1% decrease in interest rates	(3,186)	(2,680)
Fixed-rate debt:
Carrying amount	8,109	8,362
Fair value	5,385	5,258
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	316,806	317,604
Carrying amount and fair value	(9,227)	(5,244)
Change in fair value from 1% increase in interest rates	13,404	13,945
Change in fair value from 1% decrease in interest rates	(12,923)	(13,508)
Cross currency swaps:
Notional amount	344,025	344,894
Carrying amount and fair value	23,000	17,104
Change in fair value from 10% increase	(34,908)	(35,455)
Change in fair value from 10% decrease	39,988	40,575
Foreign currency forward contracts:
Notional amount	410,061	387,190
Carrying amount and fair value	1,021	(270)
Change in fair value from 10% appreciation of U.S. dollar	10,691	8,070
Change in fair value from 10% depreciation of U.S. dollar	(13,490)	(9,863)

 (1) The carrying values of the term loan facilitates are net of unamortized debt issuance costs of $4.6 million and $4.8 million for the period ended March 31, 2019 and December 31, 2018, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints have been filed in the same court by 15 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane.  The Company is likewise vigorously defending these additional actions.  The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has not declared any dividends on common stock during 2019 or 2018.  The Company’s Amended Credit Facility restricts the amount of dividends we can pay on our common stock. Any future dividends declared would be at the discretion of our Board of Directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms our financing agreements at the time a dividend is considered, and other relevant factors.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
January 1, 2019 to January 31, 2019	319,713	$16.42	$5,249,278	$65,943,242
February 1, 2019 to February 28, 2019	831,693	$17.13	$14,247,290	$51,695,952
March 1, 2019 to March 31, 2019	289,272	$19.03	$5,503,417	$46,192,535
Total	1,440,678		$24,999,985

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

FERRO CORPORATION (Registrant)

Date:	April 30, 2019
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2019
/s/ Benjamin J. Schlater
Benjamin J. Schlater
Group Vice President and Chief Financial Officer (Principal Financial Officer)

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