Form 10-Q
period 2019-06-30
FERRO CORP
filed 2019-07-30
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 1-584

FERRO CORPORATION

(Exact name of registrant as specified in its charter)

OH (State or other jurisdiction of incorporation or organization)	34-0217820 (I.R.S. Employer Identification No.)

6060 Parkland Boulevard Suite 250 Mayfield Heights, OH (Address of principal executive offices)	44124 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00	FOE	New York Stock Exchange

At June 30, 2019, there were 81,932,628 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net sales	$393,902	$416,239	$781,450	$821,771
Cost of sales	285,644	289,594	571,336	576,440
Gross profit	108,258	126,645	210,114	245,331
Selling, general and administrative expenses	71,645	70,124	143,725	143,216
Restructuring and impairment charges	10,260	3,768	12,387	7,874
Other expense (income):
Interest expense	8,515	8,200	17,060	16,162
Interest earned	(149)	(186)	(236)	(387)
Foreign currency losses, net	1,380	2,660	2,118	4,500
Loss on extinguishment of debt	—	3,226	—	3,226
Miscellaneous expense (income), net	359	(1,372)	634	(597)
Income before income taxes	16,248	40,225	34,426	71,337
Income tax expense	5,139	10,364	9,439	17,878
Net income	11,109	29,861	24,987	53,459
Less: Net income attributable to noncontrolling interests	238	193	512	400
Net income attributable to Ferro Corporation common shareholders	$10,871	$29,668	$24,475	$53,059
Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings per share	$0.13	$0.35	$0.30	$0.63
Diluted earnings per share	$0.13	$0.35	$0.29	$0.62

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$11,109	$29,861	$24,987	$53,459
Other comprehensive income, net of income tax:
Foreign currency translation income (loss)	3,873	(30,315)	7,381	(24,528)
Cash flow hedging instruments, unrealized (loss)	(7,349)	(1,336)	(11,663)	(22)
Postretirement benefit liabilities income	—	10	—	17
Other comprehensive (loss), net of income tax	(3,476)	(31,641)	(4,282)	(24,533)
Total comprehensive income (loss)	7,633	(1,780)	20,705	28,926
Less: Comprehensive income (loss) attributable to noncontrolling interests	122	(114)	502	221
Comprehensive income (loss) attributable to Ferro Corporation	$7,511	$(1,666)	$20,203	$28,705

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$51,311	$104,301
Accounts receivable, net	339,616	306,882
Inventories	371,816	356,998
Other receivables	89,761	91,143
Other current assets	23,181	23,960
Total current assets	875,685	883,284
Other assets
Property, plant and equipment, net	389,364	381,341
Goodwill	209,678	216,464
Intangible assets, net	176,222	184,953
Deferred income taxes	107,359	103,488
Operating leased assets	24,884	—
Other non-current assets	41,844	42,930
Total assets	$1,825,036	$1,812,460
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$17,840	$10,260
Accounts payable	192,356	256,573
Accrued payrolls	35,618	39,989
Accrued expenses and other current liabilities	93,483	77,995
Total current liabilities	339,297	384,817
Other liabilities
Long-term debt, less current portion	849,988	811,137
Postretirement and pension liabilities	172,256	173,046
Operating leased non-current liabilities	15,895	—
Other non-current liabilities	62,506	57,611
Total liabilities	1,439,942	1,426,611
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 81.9 million and 83.0 million shares outstanding at June 30, 2019, and December 31, 2018, respectively	93,436	93,436
Paid-in capital	293,858	298,123
Retained earnings	280,453	255,978
Accumulated other comprehensive loss	(109,633)	(105,361)
Common shares in treasury, at cost	(182,086)	(165,545)
Total Ferro Corporation shareholders’ equity	376,028	376,631
Noncontrolling interests	9,066	9,218
Total equity	385,094	385,849
Total liabilities and equity	$1,825,036	$1,812,460

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Interests	Equity
	(In thousands)
Balances at December 31, 2018	10,433	$(165,545)	$93,436	$298,123	$255,978	$(105,361)	$9,218	$385,849
Net income	—	—	—	—	13,604	—	274	13,878
Other comprehensive (loss) income	—	—	—	—	—	(912)	106	(806)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(370)	8,422	—	(6,446)	—	—	—	1,976
Balances at March 31, 2019	11,504	(182,123)	93,436	291,677	269,582	(106,273)	9,598	375,897
Net income	—	—	—	—	10,871	—	238	11,109
Other comprehensive (loss)	—	—	—	—	—	(3,360)	(116)	(3,476)
Stock-based compensation transactions	(1)	37	—	2,181	—	—	—	2,218
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at June 30, 2019	11,503	$(182,086)	$93,436	$293,858	$280,453	$(109,633)	$9,066	$385,094

Balances at December 31, 2017	9,386	$(147,056)	$93,436	$302,158	$171,744	$(75,468)	$11,866	$356,680
Net income	—	—	—	—	23,391	—	207	23,598
Other comprehensive (loss)	—	—	—	—	—	6,980	128	7,108
Stock-based compensation transactions	(349)	8,209	—	(6,986)	—	—	—	1,223
Change in ownership interest	—	—	—	789	—	—	(2,228)	(1,439)
Adjustment for accounting standards update 2016-16	—	—	—	—	4,141	—	—	4,141
Balances at March 31, 2018	9,037	(138,847)	93,436	295,961	199,276	(68,488)	9,973	391,311
Net income	—	—	—	—	29,668	—	193	29,861
Other comprehensive (loss)	—	—	—	—	—	(31,334)	(307)	(31,641)
Purchase of treasury stock	287	(6,014)	—	—	—	—	—	(6,014)
Stock-based compensation transactions	(27)	689	—	281	—	—	—	970
Distributions to noncontrolling interests	—	—	—	—	—	—	(775)	(775)
Balances at June 30, 2018	9,297	$(144,172)	$93,436	$296,242	$228,944	$(99,822)	$9,084	$383,712

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities
Net cash used in operating activities	$(78,949)	$(37,675)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(37,634)	(43,569)
Collections of financing receivables	41,271	—
Business acquisitions, net of cash acquired	(251)	(4,920)
Other investing activities	1,898	31
Net cash provided by (used in) investing activities	5,284	(48,458)
Cash flows from financing activities
Net borrowings (payments) under loans payable	7,528	(1,828)
Principal payments on term loan facility - Credit Facility	—	(304,060)
Principal payments on term loan facility - Amended Credit Facility	(4,100)	(2,050)
Proceeds from revolving credit facility - Credit Facility	—	134,950
Principal payments on revolving credit facility - Credit Facility	—	(212,950)
Proceeds from revolving credit facility - Amended Credit Facility	165,420	580
Principal payments on revolving credit facility - Amended Credit Facility	(122,943)	—
Proceeds from term loan facility - Amended Credit Facility	—	466,075
Payment of debt issuance costs	—	(3,466)
Acquisition-related contingent consideration payment	—	(348)
Purchase of treasury stock	(25,000)	(6,014)
Other financing activities	(568)	(2,387)
Net cash provided by financing activities	20,337	68,502
Effect of exchange rate changes on cash and cash equivalents	338	(1,034)
Decrease in cash and cash equivalents	(52,990)	(18,665)
Cash and cash equivalents at beginning of period	104,301	63,551
Cash and cash equivalents at end of period	$51,311	$44,886
Cash paid during the period for:
Interest	$16,957	$16,450
Income taxes	$8,251	$14,378

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

Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2019.

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

On January 1, 2019, we adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from Accumulated Other Comprehensive (Loss) Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The Company has elected not to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act within Accumulated Other Comprehensive Loss. As such, the adoption of this standard did not impact our consolidated financial statements.

On January 1, 2019, we adopted FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The Company updated the disclosures for the fair value measurements in accordance with the standard updates.

On April 1, 2019, we adopted FASB ASU 2017-04, Intangibles – Goodwill and Other: (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current goodwill impairment test. The Company updated its goodwill impairment test in accordance with the standard updates on a prospective basis.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended June 30, 2019, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$118,988	$9,793	$25,925	$23,526	$178,232
Performance Colors and Glass	53,729	41,145	17,596	5,934	118,404
Color Solutions	37,044	43,142	9,011	8,069	97,266
Total net sales	$209,761	$94,080	$52,532	$37,529	$393,902

Revenues disaggregated by geography and reportable segment for the three months ended June 30, 2018, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$126,133	$11,715	$29,129	$26,472	$193,449
Performance Colors and Glass	63,675	38,504	18,063	5,785	126,027
Color Solutions	36,227	41,272	10,532	8,732	96,763
Total net sales	$226,035	$91,491	$57,724	$40,989	$416,239

Revenues disaggregated by geography and reportable segment for the six months ended June 30, 2019, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$232,414	$21,484	$48,790	$45,891	$348,579
Performance Colors and Glass	111,177	81,433	34,166	12,473	239,249
Color Solutions	72,611	86,741	17,836	16,434	193,622
Total net sales	$416,202	$189,658	$100,792	$74,798	$781,450

Revenues disaggregated by geography and reportable segment for the six months ended June 30, 2018, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$245,249	$24,534	$55,076	$53,238	$378,097
Performance Colors and Glass	125,019	75,595	34,578	11,340	246,532
Color Solutions	76,710	82,898	20,470	17,064	197,142
Total net sales	$446,978	$183,027	$110,124	$81,642	$821,771

4.    Acquisitions

Quimicer, S.A.

On October 1, 2018, the Company acquired 100% of the equity interests of Quimicer, S.A. (“Quimicer”), for €32.2 million (approximately $37.4 million), including the assumption of debt of €5.2 million (approximately $6.1 million). The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of June 30, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $21.5 million of personal and real property, $15.9 million of net working capital, $3.0 million of goodwill and $3.0 million of deferred tax liability on the condensed consolidated balance sheet.

UWiZ Technology Co., Ltd.

On September 25, 2018, the Company acquired 100% of the equity interests of UWiZ Technology Co., Ltd. (“UWiZ”) for NTD 823.4 million (approximately $26.9 million) in cash. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of June 30, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $12.5 million of net working capital, $7.1 million of goodwill, $6.6 million of amortizable intangible assets, $2.4 million of personal and real property and $1.7 million of deferred tax liability on the condensed consolidated balance sheet.

Ernst Diegel GmbH

On August 31, 2018, the Company acquired 100% of the equity interests of Ernst Diegel GmbH (“Diegel”), including the real property of a related party, for €12.1 million (approximately $14.0 million) in cash. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of June 30, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $7.0 million of personal and real property, $4.8 million of net working capital, $2.0 million of amortizable intangible assets, $1.7 million of goodwill and $1.5 million of deferred tax liability on the condensed consolidated balance sheet.

MRA Laboratories, Inc.

On July 12, 2018, the Company acquired 100% of the equity interests of MRA Laboratories, Inc. (“MRA”) for $16.0 million in cash. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. As of June 30, 2019, the purchase price allocation is subject to further adjustment until all information is fully evaluated by the Company. The Company preliminarily recorded $7.2 million of goodwill, $6.7 million of amortizable intangible assets, $3.4 million of net working capital, $1.6 million of deferred tax liability and $0.3 million of personal and real property on the condensed consolidated balance sheet.

PT Ferro Materials Utama

On June 29, 2018, the Company acquired the remaining 66% equity interests of PT Ferro Materials Utama (“FMU”) for $2.7 million in cash, in addition to the forgiveness of debt of $9.2 million, bringing our total ownership to 100%. The Company previously recorded its investment in FMU as an equity method investment, and following this transaction, the Company fully consolidates FMU. Due to the change of control that occurred, the Company recorded a gain on purchase of $2.6 million, which is recorded in Miscellaneous expense (income), net, related to the difference between the Company’s carrying value and fair value of the previously held equity method investment during the second quarter of 2018.

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

5.    Inventories

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Raw materials	$122,491	$116,219
Work in process	58,755	55,884
Finished goods	190,570	184,895
Total inventories	$371,816	$356,998

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and were $1.7 million and $0.8 million for the six months ended June 30, 2019, and 2018, respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $55.2 million at June 30, 2019, and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $540.2 million at June 30, 2019, and $523.4 million at December 31, 2018. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $8.4 million at June 30, 2019, and $3.8 million at June 30, 2018.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

			Performance
	Performance	Color	Colors and
	Coatings	Solutions	Glass	Total
	(Dollars in thousands)
Goodwill, net at December 31, 2018	$44,352	$50,545	$121,567	$216,464
Impairments	(5,920)	—	—	(5,920)
Foreign currency adjustments	(283)	(209)	(374)	(866)
Goodwill, net at June 30, 2019	$38,149	$50,336	$121,193	$209,678

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Goodwill, gross	$274,065	$274,931
Accumulated impairment	(64,387)	(58,467)
Goodwill, net	$209,678	$216,464

For the three and six months ended June 30, 2019, the Company recorded a $5.9 million goodwill impairment charge within our Tile Coating Systems reporting unit, a component of the Performance Coatings reportable segment, within Restructuring and impairment charges. The goodwill impairment charge recorded was a result of the finalization of purchase accounting of recent Tile acquisitions that changed the carrying amount of net assets within the reporting unit that was representative of an impairment indicator.

Amortizable intangible assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,447	$5,462
Land rights	4,779	4,773
Technology/know-how and other	132,109	132,084
Customer relationships	99,744	100,368
Total gross amortizable intangible assets	242,079	242,687
Accumulated amortization:
Patents	(5,426)	(5,440)
Land rights	(2,961)	(2,909)
Technology/know-how and other	(54,147)	(48,898)
Customer relationships	(20,042)	(17,306)
Total accumulated amortization	(82,576)	(74,553)
Amortizable intangible assets, net	$159,503	$168,134

Indefinite-lived intangible assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$16,719	$16,819

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans payable	$7,802	$50
Current portion of long-term debt	10,038	10,210
Loans payable and current portion of long-term debt	$17,840	$10,260

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$805,394	$809,022
Revolving credit facility	42,477	—
Capital lease obligations	3,837	3,963
Other notes	8,318	8,362
Total long-term debt	860,026	821,347
Current portion of long-term debt	(10,038)	(10,210)
Long-term debt, less current portion	$849,988	$811,137

(1) The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $4.4 million at June 30, 2019, and $4.8 million at December 31, 2018.

Amended Credit Facility

On April 25, 2018, the Company entered into an amendment (the “Amended Credit Facility”) to its existing credit facility (the “Credit Facility”), which Amended Credit Facility (a) provided a new revolving facility (the “2018 Revolving Facility”), which replaced the Company’s existing revolving facility, (b) repriced the (“Tranche B-1 Loans”), (c) provided new tranches of term loans (“Tranche B-2 Loans” and “Tranche B-3 Loans”) denominated in U.S. dollars. The Amended Credit Facility will be used for ongoing working capital requirements and general corporate purposes. The Tranche B-2 Loans are borrowed by the Company and the Tranche B-3 Loans are borrowed on a joint and several basis by Ferro GmbH and Ferro Europe Holdings LLC.

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

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the Amended Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of certain of the Company’s U.S. subsidiaries and 65% of the stock of certain of the Company’s direct foreign subsidiaries. The Tranche B-3 Loans are guaranteed by the Company, the U.S. subsidiary guarantors and a cross-

guaranty by the borrowers of the Tranche B-3 Loans, and are secured by the collateral securing the revolving loans and the other term loans, in addition to a pledge of the equity interests of Ferro GmbH.

Interest Rate – Term Loans:  The interest rates applicable to the term loans will be, at the Company’s option, equal to either a base rate or a LIBOR rate plus, in both cases, an applicable margin.

•The base rate for term loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%. The applicable margin for base rate loans is 1.25%.

•The LIBOR rate for term loans shall not be less than 0.0% and the applicable margin for LIBOR rate term loans is 2.25%.

•For LIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At June 30, 2019, the Company had borrowed $350.6 million under the Tranche B-1 Loans at an interest rate of 4.58%, $232.1 million under the Tranche B-2 Loans at an interest rate of 4.58%, and $227.1 million under the Tranche B-3 Loans at an interest rate of 4.58%. At June 30, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At June 30, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.14%, 3.18%, and 2.48%, respectively.

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

•The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%. The applicable margin for base rate loans will vary between 0.50% to 1.50%.

•The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.50% and 2.50%.

•For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At June 30, 2019, there were $42.5 million borrowings under the 2018 Revolving Credit Facility at an interest rate of 3.12%. After reductions for outstanding letters of credit secured by these facilities, we had $452.9 million of additional borrowings available under the revolving credit facilities at June 30, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At June 30, 2019, we were in compliance with the covenants of the Amended Credit Facility.

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

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three and six months ended June 30, 2019, was immaterial. The program, whose maximum capacity is €100 million, is scheduled to expire in December 31, 2023. Generally, at the transfer date, the Company received cash equal to approximately 65% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program was $68.0 million at June 30, 2019 and $71.3 million at December 31, 2018. The carrying amount of deferred purchase price was $25.2 million at June 30, 2019 and $23.0 million at December 31, 2018, and is recorded in Other receivables. Trade accounts receivable collected to be remitted were $14.8 million at June 30, 2019 and $11.6 million at December 31, 2018, and is recorded in Accrued expense and other current liabilities.

Activity from these programs for the six months ended June 30 is detailed below:

June 30,
2019
(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$68,136
Cash proceeds from financial institutions	45,220

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $41.4 million at both June 30, 2019, and December 31, 2018, respectively. The unused portions of these lines provided additional liquidity of $20.4 million at June 30, 2019, and $30.3 million at December 31, 2018.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$51,311	$51,311	$51,311	$—	$—
Loans payable	(7,802)	(7,802)	—	(7,802)	—
Term loan facility - Amended Credit Facility(1)	(805,394)	(787,267)	—	(787,267)	—
Revolving credit facility	(42,477)	(41,996)	—	(41,996)	—
Other long-term notes payable	(8,318)	(5,692)	—	(5,692)	—
Cross currency swaps	14,728	14,728	—	14,728	—
Interest rate swaps	(15,750)	(15,750)	—	(15,750)	—
Foreign currency forward contracts, net	(380)	(380)	—	(380)	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$104,301	$104,301	$104,301	$—	$—
Loans payable	(50)	(50)	—	(50)	—
Term loan facility - Amended Credit Facility(1)	(809,022)	(796,796)	—	(796,796)	—
Other long-term notes payable	(8,362)	(5,258)	—	(5,258)	—
Cross currency swaps	17,104	17,104	—	17,104	—
Interest rate swaps	(5,244)	(5,244)	—	(5,244)	—
Foreign currency forward contracts, net	(270)	(270)	—	(270)	—

(1) The carrying values of the term loan facility are net of unamortized debt issuance costs of $4.4 million and $4.8 million for the period ended June 30, 2019, and December 31, 2018, respectively.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $316.0 million at June 30, 2019. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of June 30, 2019, the Company expects it will reclassify net losses of approximately $3.1 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a US dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using a receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount is $227.1 million at June 30, 2019, with a maturity date of February 14, 2024. As of June 30, 2019, the Company expects it will reclassify net gains of approximately $4.3 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of (loss) gain recognized in AOCL and the amount of gain (loss) reclassified into earnings for the three months ended June 30, 2019 and 2018, follow:

			Amount of Gain (Loss)
	Amount of (Loss) Gain		Reclassified from		Location of (Loss) Gain
	Recognized in AOCL		AOCL into Income		Reclassified from
	2019	2018	2019	2018	AOCL into Income
	(Dollars in thousands)
Interest rate swaps	$(6,813)	$(1,947)	$36	$125	Interest expense
Cross currency swaps	(4,708)	9,429	1,528	888	Interest expense
			$1,564	$1,013	Total Interest expense
Cross currency swaps			(3,166)	10,315	Foreign currency losses, net
			$(3,166)	$10,315	Total Foreign currency losses, net

The amount of (loss) gain recognized in AOCL and the amount of gain (loss) reclassified into earnings for the six months ended June 30, 2019 and 2018, follow:

			Amount of Gain (Loss)
	Amount of (Loss) Gain		Reclassified from		Location of (Loss) Gain
	Recognized in AOCL		AOCL into Income		Reclassified from
	2019	2018	2019	2018	AOCL into Income
	(Dollars in thousands)
Interest rate swaps	$(10,920)	$(374)	$214	$(11)	Interest expense
Cross currency swaps	372	9,429	3,160	888	Interest expense
			$3,374	$877	Total Interest expense
Cross currency swap			1,778	10,315	Foreign currency losses, net
			$1,778	$10,315	Total Foreign currency losses, net

The total amounts of expense line items presented in the condensed consolidated statement of operations for the three months ended June 30, 2019 and 2018, in which the effect of cash flow hedges follow:

	June 30,	June 30,
	2019	2018

	(Dollars in thousands)
Interest expense	$8,515	$8,200
Foreign currency losses, net	1,380	2,660

The total amounts of expense line items presented in the condensed consolidated statement of operations for the six months ended June 30, 2019 and 2018, in which the effect of cash flow hedges follow:

	June 30,	June 30,
	2019	2018

	(Dollars in thousands)
Interest expense	$17,060	$16,162
Foreign currency losses, net	2,118	4,500

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

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in US dollars. The notional amount is €96.7 million at June 30, 2019, with a maturity date of February 14, 2024. These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of (loss) gain on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended June 30, 2019 and 2018, follow:

			Amount of Gain		Amount of Gain Recognized in
	Amount of (Loss) Gain		Reclassified from		Income on Derivative (Amount
	Recognized in AOCL		AOCL into Income		Excluded from Effectiveness Testing)		Location of Gain
	2019	2018	2019	2018	2019	2018	(Loss) in Earnings
	(Dollars in thousands)
Cross currency swaps	$(1,260)	$2,774	$—	$—	$949	$495	Interest expense

The amount of gain (loss) on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the six months ended June 30, 2019 and 2018, follow:

				Amount of Gain		Amount of Gain Recognized in
	Amount of Gain (Loss)			Reclassified from		Income on Derivative (Amount
	Recognized in AOCL			AOCL into Income		Excluded from Effectiveness Testing)		Location of Gain
	2019	2018	2018	2019	2018	2019	2018	(Loss) in Earnings
	(Dollars in thousands)
Cross currency swaps	$2,477		$2,774	$—	$—	$1,950	$495	Interest expense
Net investment hedge	—		(860)	—	—	—	—	Foreign currency losses, net

Derivatives Not Designated as Hedging Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net losses of $1.5 million and $0 million in the three and six months ended June 30, 2019, respectively, and net gains of $1.0 million and $1.4 million in the three and six months ended June 30, 2018, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $413.0 million at June 30, 2019, and $387.2 million at December 31, 2018.

The following table presents the effect on our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain
	Recognized in Earnings
	Three Months Ended
	June 30,
	2019	2018	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(1,497)	$1,020	Foreign currency losses, net

	Amount of Gain
	Recognized in Earnings

	Six Months Ended
	June 30,

	2019	2018	Location of Gain in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$27	$1,411	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	June 30,	December 31,
	2019	2018	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Cross currency swaps	$7,316	$9,606	Other current assets
Cross currency swaps	7,412	7,498	Other non-current assets
Foreign currency forward contracts	781	626	Other current assets
Liability derivatives:
Interest rate swaps	(3,108)	(755)	Accrued expenses and other current liabilities
Interest rate swaps	(12,642)	(4,489)	Other non-current liabilities
Foreign currency forward contracts	$(1,161)	$(896)	Accrued expenses and other current liabilities

10.    Income Taxes

During the first half of 2019, income tax expense was $9.4 million, or 27.4% of pre-tax income. In the first half of 2018, we recorded tax expense of $17.9 million, or 25.1% of pre-tax income. The tax expense in the first half of 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense for the first half of 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $6.5 million at June 30, 2019, and $8.5 million at December 31, 2018, for costs associated with the environmental remediation of certain of our current or former properties within and outside the United States. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints have been filed in the same court by 23 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane.  The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30, 2019 and 2018, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$3	$3	$459	$447	$1	$1
Interest cost	2,963	2,788	707	667	175	183
Expected return on plan assets	(3,153)	(3,995)	(212)	(225)	—	—
Amortization of prior service cost	—	—	10	10	—	—
Net periodic benefit (credit) cost	$(187)	$(1,204)	$964	$899	$176	$184

Net periodic benefit (credit) cost for the six months ended June 30, 2019 and 2018, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans

	Six Months Ended June 30,

	2019	2018	2019	2018	2019	2018

	(Dollars in thousands)
Service cost	$5	$6	$892	$908	$1	$1
Interest cost	5,926	5,576	1,409	1,356	351	366
Expected return on plan assets	(6,305)	(7,989)	(422)	(459)	—	—
Amortization of prior service cost	—	—	30	22	—	—
Net periodic benefit (credit) cost	$(374)	$(2,407)	$1,909	$1,827	$352	$367

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

In the first half of 2019, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the six months ended June 30, 2019:

Stock Options
Weighted-average grant-date fair value	$6.47
Expected life, in years	5.6
Risk-free interest rate	2.5%
Expected volatility	33.9%

The weighted average grant date fair value of our performance share units granted in the six months ended June 30, 2019, was $17.61. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the six months ended June 30, 2019, was $17.61. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $2.9 million and $5.6 million for the three and six months ended June 30, 2019, respectively, and $1.4 million and $3.8 million for the three and six months ended June 30, 2018 respectively. At June 30, 2019, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $13.2 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.

14.    Restructuring and Optimization Programs

Total restructuring and impairment charges were $10.3 million and $12.4 million for the three and six months ended June 30, 2019 and $3.8 million and $7.9 million for the three and six months ended June 30, 2018, respectively.

In the second quarter of 2019, we developed and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. Specifically, the program relates to our global operations, certain functions and improvement of operational efficiencies. As a result of the actions, the Company expects to incur total charges of approximately $5.5 million, substantially all of which will be for severance costs.  Charges associated with these programs were $3.5 million for the three and six months ended June 30, 2019.

	Employee	Other
	Severance	Costs	Total
	(Dollars in thousands)
Balances at December 31, 2018	$1,151	$1,288	$2,439
Restructuring charges	4,028	2,439	6,467
Cash payments	(4,090)	(1,539)	(5,629)
Non-cash items	3	(1,195)	(1,192)
Balances at June 30, 2019	$1,092	$993	$2,085

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

The components of lease cost are shown below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019	Income Statement Location
	(Dollars in thousands)
Lease Cost
Operating lease cost(1)	$1,690	$3,441	Selling, general and administrative expenses
Operating lease cost(2)	2,815	5,221	Cost of sales
Finance lease cost
Amortization of right-of-use assets	246	483	Cost of sales
Interest of lease liabilities	13	26	Interest expense
Net lease cost	$4,764	$9,171

(1) Included in operating lease cost is $0.3 million and $0.6 million of short-term lease costs for the three and six months ended June 30, 2019, respectively and $0.1 million and $0.2 million of variable lease costs for the three and six months ended June 30, 2019, respectively.

(2) Included in operating lease cost is $0.7 million and $1.5 million of short-term lease costs for the three and six months ended June 30, 2019, respectively and $0.4 million and $0.7 million of variable lease costs for the three and six months ended June 30, 2019, respectively.

Supplemental balance sheet information related to leases are shown below:

	June 30,
	2019	Balance Sheet Location
	(Dollars in thousands)
Assets
Operating leased assets	$24,884	Operating leased assets
Finance leased assets(3)	2,280	Property, plant and equipment, net
Total leased assets	$27,164
Liabilities
Current
Operating	$8,962	Accrued expenses and other current liabilities
Finance	798	Loans payable and current portion of long-term debt
Noncurrent
Operating	15,895	Operating lease non-current liabilities
Finance	3,039	Long-term debt, less current portion
Total lease liabilities	$28,694

(3) Finance leases are net of accumulated depreciation of $5.9 million for June 30, 2019.

Supplemental cash flow information related to leases are shown below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$13	$26
Operating cash flows from operating leases	2,859	5,762
Financing cash flows from finance leases	216	413
Leased assets obtained in exchange for new finance lease liabilities	89	218
Lease assets obtained in exchange for new operating lease liabilities	682	30,323

June 30,
2019
Weighted-average remaining lease term (years)
Operating leases	3.9
Finance leases	4.9
Weighted-average discount rate
Operating leases	3.8%
Finance leases	4.2%

Maturities of lease liabilities are shown below as of June 30, 2019:

	Finance	Operating
	Leases	Leases
	(Dollars in thousands)
Remaining in 2019	$547	$5,434
2020	838	7,930
2021	564	5,897
2022	1,354	3,516
2023	342	2,030
2024	289	912
Thereafter	697	1,572
Net minimum lease payments	$4,631	$27,291
Less: interest	794	2,434
Present value of lease liabilities	$3,837	$24,857

Maturities of lease liabilities under ASC 840 are shown below as of December 31, 2018:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2019	$1,048	$11,419
2020	755	7,314
2021	477	5,302
2022	1,287	3,301
2023	279	1,971
Thereafter	992	2,401
Net minimum lease payments	$4,838	$31,708
Less: interest	875
Present value of lease liabilities	$3,963
Less: current portion	679
Long-term obligations	$3,284

16.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$10,871	$29,668	$24,475	$53,059
Weighted-average common shares outstanding	81,932	84,341	82,206	84,284
Basic earnings per share attributable to Ferro Corporation common shareholders	$0.13	$0.35	$0.30	$0.63
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$10,871	$29,668	$24,475	$53,059
Weighted-average common shares outstanding	81,932	84,341	82,206	84,284
Assumed exercise of stock options	502	791	551	818
Assumed satisfaction of restricted stock unit conditions	157	281	208	271
Assumed satisfaction of performance share unit conditions	87	176	90	172
Weighted-average diluted shares outstanding	82,678	85,589	83,055	85,545
Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.13	$0.35	$0.29	$0.62

The number of anti-dilutive or unearned shares was 2.3 million and 2.2 million for the three and six months ended June 30, 2019, respectively, and 1.7 million and 1.7 million for the three and six months ended June 30, 2018, respectively. These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

For the six month ended June 30, 2018, the Company repurchased 287,257 shares of common stock at an average of $20.94 per share for a total cost of $6.0 million. For the six months ended June 30, 2019, the Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million. As of June 30, 2019, $46.2 million remains authorized under the program for the purchase of common stock.

18.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Three Months Ended June 30,
	Postretirement		Net Gain
	Benefit Liability	Translation	on Cash
	Adjustments	Adjustments	Flow Hedges	Total
	(Dollars in thousands)
Balances at March 31, 2018	$1,172	$(71,919)	$2,259	$(68,488)
Other comprehensive (loss) income before reclassifications, before tax	—	(29,482)	10,256	(19,226)
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	6	—	—	6
Cash flow hedge loss, before tax	—	—	(11,823)	(11,823)
Current period other comprehensive income (loss), before tax	6	(29,482)	(1,567)	(31,043)
Tax effect	(4)	526	(231)	291
Current period other comprehensive income (loss), net of tax	10	(30,008)	(1,336)	(31,334)
Balances at June 30, 2018	$1,182	$(101,927)	$923	$(99,822)

Balances at March 31, 2019	$1,126	$(99,788)	$(7,611)	$(106,273)
Other comprehensive income (loss) before reclassifications, before tax	—	3,478	(11,521)	(8,043)
Reclassification to earnings:
Cash flow hedge income, before tax	—	—	1,602	1,602
Current period other comprehensive income (loss), before tax	—	3,478	(9,919)	(6,441)
Tax effect	—	(511)	(2,570)	(3,081)
Current period other comprehensive income (loss), net of tax	—	3,989	(7,349)	(3,360)
Balances at June 30, 2019	$1,126	$(95,799)	$(14,960)	$(109,633)

	Six Months Ended June 30,
	Postretirement		Net Gain
	Benefit Liability	Translation	on Cash
	Adjustments	Adjustments	Flow Hedges	Total

	(Dollars in thousands)
Balances at December 31, 2017	$1,165	$(77,578)	$945	$(75,468)
Other comprehensive (loss) income before reclassifications, before tax	—	(24,021)	11,829	(12,192)
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	22	—	—	22
Cash flow hedge loss, before tax	—	—	(11,687)	(11,687)
Current period other comprehensive income (loss), before tax	22	(24,021)	142	(23,857)
Tax effect	5	328	164	497
Current period other comprehensive income (loss), net of tax	17	(24,349)	(22)	(24,354)
Balances at June 30, 2018	$1,182	$(101,927)	$923	$(99,822)

Balances at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income (loss) before reclassifications, before tax	—	7,514	(10,548)	(3,034)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(5,152)	(5,152)
Current period other comprehensive income (loss), before tax	—	7,514	(15,700)	(8,186)
Tax effect	—	123	(4,037)	(3,914)
Current period other comprehensive income (loss), net of tax	—	7,391	(11,663)	(4,272)
Balances at June 30, 2019	$1,126	$(95,799)	$(14,960)	$(109,633)

19.    Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Performance Coatings	$178,232	$193,449	$348,579	$378,097
Performance Colors and Glass	118,404	126,027	239,249	246,532
Color Solutions	97,266	96,763	193,622	197,142
Total net sales	$393,902	$416,239	$781,450	$821,771

Each segment’s gross profit and reconciliations to income before income taxes are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Performance Coatings	$39,822	$50,297	$73,467	$94,062
Performance Colors and Glass	39,376	45,362	78,843	88,690
Color Solutions	29,702	31,541	58,098	63,690
Other cost of sales	(642)	(555)	(294)	(1,111)
Total gross profit	108,258	126,645	210,114	245,331
Selling, general and administrative expenses	71,645	70,124	143,725	143,216
Restructuring and impairment charges	10,260	3,768	12,387	7,874
Other expense, net	10,105	12,528	19,576	22,904
Income before income taxes	$16,248	$40,225	$34,426	$71,337

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended June 30, 2019, decreased by $22.3 million, or 5.4%, compared with the prior-year same period. The decrease in net sales was driven by lower sales in Performance Coatings and Performance Colors and Glass of $15.2 million and $7.6 million, respectively, partially mitigated by higher sales in Color Solutions of $0.5 million. During the three months ended June 30, 2019, gross profit decreased $18.4 million, or 14.5%, compared with the prior-year same period; as a percentage of net sales, it decreased approximately 290 basis points to 27.5%. Our total gross profit for the second quarter of 2019 was $108.3 million, compared with $126.6 million for the three months ended June 30, 2018. The decrease in gross profit was attributable to lower gross profit in Performance Coatings, Performance Colors and Glass and Color Solutions of $10.5 million, $6.0 million and $1.8 million, respectively.

For the three months ended June 30, 2019, selling, general and administrative (“SG&A”) expenses increased $1.5 million, or 2.2%, compared with the prior-year same period. As a percentage of net sales, it increased approximately 140 basis points to 18.2%.

For the three months ended June 30, 2019, net income was $11.1 million, compared with net income of $29.9 million for the prior-year same period, and net income attributable to common shareholders was $10.9 million, compared with net income attributable to common shareholders of $29.7 million for the prior-year same period.

Outlook

In 2019, we continue to execute the dynamic and optimization phase of the Company’s value creation strategy, which includes organic and inorganic growth and optimization initiatives. We expect to be judicious through the remainder of 2019 with our strategic investments, which may include acquisitions, share repurchases and debt retirement, and to remain mindful of our overall leverage targets.

We believe that there will continue to be uncertainties during the second half of 2019 in global macro-economic circumstances, which could result in slower growth across several industries and geographic regions, particularly Europe and Asia. We expect these uncertainties to impact our customers’ forecasting and order patterns. Fortunately, the breadth of our customer base and the industries we serve, as well as our and global operations, reduces the impact of weakness in any one market on our performance. Meanwhile, we are actively implementing optimization initiatives throughout our global footprint to increase productivity and efficiency. In addition, we expect to see continued margin benefit in 2019 from more favorable raw material costs.

Foreign currency rates may continue to be volatile through 2019, and changes in interest rates could adversely impact reported results.  We expect cash flow from operating activities to continue to be positive for 2019, providing additional liquidity.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations - Consolidated

Comparison of the three months ended June 30, 2019 and 2018

For the three months ended June 30, 2019, net income was $11.1 million, compared with net income of $29.9 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, net income attributable to common shareholders was $10.9 million, or earnings per share of $0.13, compared with net income attributable to common shareholders of $29.7 million, or earnings per share of $0.35, for the three months ended June 30, 2018.

Net Sales

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Net sales	$393,902	$416,239	$(22,337)	(5.4)%
Cost of sales	285,644	289,594	(3,950)	(1.4)%
Gross profit	$108,258	$126,645	$(18,387)	(14.5)%
Gross profit as a % of net sales	27.5%	30.4%

Net sales decreased by $22.3 million, or 5.4%, for the three months ended June 30, 2019, compared with the prior-year same period, driven by lower sales in Performance Coatings and Performance Colors and Glass of $15.2 million and $7.6 million, respectively, partially mitigated by an increase in sales in Color Solutions of $0.5 million. The decrease in net sales was driven by lower volume and mix of $22.8 million and unfavorable foreign currency impacts of $14.2 million, partially mitigated by sales from recent acquisitions of $14.3 million and higher product pricing of $0.4 million.

Gross Profit

Gross profit decreased $18.4 million, or 14.5%, for the three months ended June 30, 2019, compared with the prior-year same period, and as a percentage of net sales, it decreased 290 basis points to 27.5%. The decrease in gross profit was attributable to lower gross profit in Performance Coatings, Performance Colors and Glass and Color Solutions of $10.5 million, $6.0 million and $1.8 million, respectively. The decrease in gross profit was driven by higher manufacturing costs of $12.5 million, lower sales volumes and mix of $11.9 million and unfavorable foreign currency impacts of $4.3 million, partially mitigated by lower raw material costs of $6.3 million, gross profit from acquisitions of $3.7 million and favorable product pricing of $0.4 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$209,761	$226,035	$(16,274)	(7.2)%
United States	94,080	91,491	2,589	2.8%
Asia Pacific	52,532	57,724	(5,192)	(9.0)%
Latin America	37,529	40,989	(3,460)	(8.4)%
Net sales	$393,902	$416,239	$(22,337)	(5.4)%

The decline in net sales of $22.3 million, compared with the prior-year same period, was driven by a decrease in sales from EMEA, Asia Pacific and Latin America, partially mitigated by an increase in sales from the United States. The decrease in sales from EMEA was attributable to lower sales in Performance Colors and Glass and Performance Coatings of $9.9 million and $7.1 million, respectively, partially mitigated by an increase in sales in Color Solutions of $0.8 million. The decrease in sales from Asia Pacific was attributable to lower sales in Performance Coatings, Color Solutions and Performance Colors and Glass of $3.2 million, $1.5 million and $0.5 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Performance Coatings and

Color Solutions of $2.9 million and $0.7 million, respectively, partially mitigated by an increase in sales from Performance Colors and Glass of $0.1 million. The increase in sales from the United States was attributable to higher sales in Performance Colors and Glass and Color Solutions of $2.6 million and $1.9 million, respectively, partially offset by a decrease in sales in Performance Coatings of $1.9 million.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
EMEA	$196,140	$213,089	$(16,949)	(8.0)%
Asia Pacific	83,229	93,619	(10,390)	(11.1)%
United States	73,898	62,114	11,784	19.0%
Latin America	40,635	47,417	(6,782)	(14.3)%
Net sales	$393,902	$416,239	$(22,337)	(5.4)%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2019 and 2018.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$30,970	$32,688	(1,718)	(5.3)%
Research and development expenses	10,229	10,263	(34)	(0.3)%
Business development	5,485	3,213	2,272	70.7%
Incentive compensation	179	2,531	(2,352)	(92.9)%
Stock-based compensation	2,876	1,426	1,450	101.7%
Intangible asset amortization	2,214	2,011	203	10.1%
Pension and other postretirement benefits	349	339	10	2.9%
Bad debt	538	389	149	38.3%
All other expenses	18,805	17,264	1,541	8.9%
Selling, general and administrative expenses	$71,645	$70,124	$1,521	2.2%

SG&A expenses were $1.5 million higher in the three months ended June 30, 2019, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development expenses and stock-based compensation expenses, partially mitigated by lower personnel costs and incentive compensation.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	June 30,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Strategic services	$38,496	$39,643	$(1,147)	(2.9)%
Functional services	30,094	26,524	3,570	13.5%
Incentive compensation	179	2,531	(2,352)	(92.9)%
Stock-based compensation	2,876	1,426	1,450	101.7%
Selling, general and administrative expenses	$71,645	$70,124	$1,521	2.2%

Restructuring and Impairment Charges

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Employee severance	$2,873	$2,775	$98	3.5%
Goodwill impairment	5,920	—	5,920	NM
Other restructuring costs	1,467	993	474	47.7%
Restructuring and impairment charges	$10,260	$3,768	$6,492	172.3%

Restructuring and impairment charges increased in the second quarter of 2019 compared with the prior-year same period. The increase primarily relates to goodwill impairment charges within the Tile Coating Systems reporting unit and higher costs associated with integration of our recent acquisitions and optimization programs in the second quarter of 2019, compared with the prior-year same period.

Interest Expense

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Interest expense	$8,631	$7,699	$932	12.1%
Amortization of bank fees	912	903	9	1.0%
Interest swap amortization	(316)	(131)	(185)	—%
Interest capitalization	(712)	(271)	(441)	162.7%
Interest expense	$8,515	$8,200	$315	3.8%

Interest expense increased in the second quarter of 2019 compared with the prior-year same period. The increase in interest expense was due to an increase in the average long-term debt balance and an increase in the average interest rate during the three months ended June 30, 2019, compared with the prior-year same period, offset by an increase in capitalized interest.

Income Tax Expense

During the second quarter of 2019, income tax expense was $5.1 million, or 31.6% of pre-tax income. In the second quarter of 2018, we recorded tax expense of $10.4 million, or 25.8% of pre-tax income. The tax expense in the second quarter of 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense for the second quarter of 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the three months ended June 30, 2019 and 2018

Performance Coatings

	Three Months Ended				Change due to
	June 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$178,232	$193,449	$(15,217)	(7.9)%	$(1,123)	$(15,921)	$(6,922)	$8,749	$—
Segment gross profit	39,822	50,297	(10,475)	(20.8)%	(1,123)	(6,997)	(1,962)	1,674	(2,067)
Gross profit as a % of segment net sales	22.3%	26.0%

Net sales decreased in Performance Coatings compared with the prior-year same period, primarily driven by decreases in sales of frits and glazes, opacifiers and porcelain enamel of $11.8 million, $4.1 million and $3.7 million, respectively, partially mitigated by increased sales from acquisitions. The decrease in net sales was driven by unfavorable volume and mix of $15.9 million, unfavorable foreign currency impacts of $6.9 million and lower product pricing of $1.1 million, partially mitigated by sales from acquisitions of $8.7 million. Gross profit decreased $10.5 million from the prior-year same period, primarily driven by higher manufacturing costs of $7.0 million, lower sales volume and mix of $7.0 million, unfavorable foreign currency impacts of $2.0 million and unfavorable product pricing impacts of $1.1 million, partially mitigated by lower raw material costs of $4.9 million and gross profit from acquisitions of $1.7 million.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$118,988	$126,133	$(7,145)	(5.7)%
Latin America	23,526	26,472	(2,946)	(11.1)%
Asia Pacific	25,925	29,129	(3,204)	(11.0)%
United States	9,793	11,715	(1,922)	(16.4)%
Total	$178,232	$193,449	$(15,217)	(7.9)%

The net sales decrease of $15.2 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of frits and glazes of $7.5 million, opacifiers of $2.5 million and colors of $2.0 million, partially mitigated by an increase in sales from Quimicer of $7.7 million. The decrease in sales from Asia Pacific was driven by lower sales of frits and glazes and colors of $2.8 million and $0.6 million, respectively. The decrease in sales from Latin America was primarily driven by lower sales of opacifiers and frits and glazes of $1.5 million and $1.5 million, respectively. The decrease in sales from the United States was fully attributable to lower sales of porcelain enamel.

Performance Colors and Glass

	Three Months Ended				Change due to
	June 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$118,404	$126,027	$(7,623)	(6.0)%	$1,415	$(6,993)	$(4,422)	$2,377	$—
Segment gross profit	39,376	45,362	(5,986)	(13.2)%	1,415	(4,436)	(1,544)	793	(2,214)
Gross profit as a % of segment net sales	33.3%	36.0%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in decoration and automotive products of $5.1 million and $4.2 million, respectively, partially mitigated by increased sales in electronic products of $1.6 million. The decrease in net sales was driven by unfavorable volume and mix of $7.0 million and unfavorable foreign currency impacts of $4.4 million, partially mitigated by sales from acquisitions of $2.4 million and higher product pricing of $1.4 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $4.4 million, unfavorable manufacturing costs of $3.3 million and unfavorable foreign currency impacts of $1.5 million, partially mitigated by higher product pricing of $1.4 million, favorable raw material costs of $1.1 million and gross profit from acquisitions of $0.8 million.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$53,729	$63,675	$(9,946)	(15.6)%
United States	41,145	38,504	2,641	6.9%
Asia Pacific	17,596	18,063	(467)	(2.6)%
Latin America	5,934	5,785	149	2.6%
Total	$118,404	$126,027	$(7,623)	(6.0)%

The net sales decrease of $7.6 million was driven by lower sales from EMEA and Asia Pacific, partially mitigated by higher sales from the United States and Latin America. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, industrial, automotive and electronic products of $4.0 million, $2.9 million, $2.1 million and $2.0 million, respectively, partially offset by sales from Diegel. The decrease in sales from Asia Pacific was primarily attributable to lower sales in industrial products of $0.5 million. The increase in sales from the United States was primarily attributable to an increase in sales of electronic products of $3.5 million, and sales from MRA of $1.4 million, partially offset by lower sales of automotive and industrial products of $1.7 million and $0.4 million, respectively. The increase in sales from Latin America was attributable to an increase in sales of industrial products of $0.4 million, partially offset by a decrease in sales of automotive products of $0.3 million.

Color Solutions

	Three Months Ended				Change due to
	June 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$97,266	$96,763	$503	0.5%	$72	$161	$(2,905)	$3,176	$—
Segment gross profit	29,702	31,541	(1,839)	(5.8)%	72	(485)	(821)	1,271	(1,876)
Gross profit as a % of segment net sales	30.5%	32.6%

Net sales increased compared with the prior-year same period, primarily due to increased sales in surface technology products and sales from Diegel of $2.1 million and UWiZ of $1.1 million, partially offset by lower sales of pigment products. The increase in net sales was driven by sales from acquisitions of $3.2 million, higher volume and mix of $0.2 million and higher product pricing of $0.1 million, partially offset by unfavorable foreign currency impacts of $2.9 million. Gross profit decreased from the prior-year same period, primarily due higher manufacturing costs of $2.2 million, unfavorable foreign currency impacts of $0.8 million and unfavorable sales volume and mix of $0.5 million, partially mitigated by gross profit from acquisitions of $1.3 million, lower raw material costs of $0.3 million and higher product pricing of $0.1 million.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$43,142	$41,272	$1,870	4.5%
EMEA	37,044	36,227	817	2.3%
Asia Pacific	9,011	10,532	(1,521)	(14.4)%
Latin America	8,069	8,732	(663)	(7.6)%
Total	$97,266	$96,763	$503	0.5%

The net sales increase of $0.5 million was driven by higher sales from the United States and EMEA, partially offset by lower sales from Asia Pacific and Latin America. The increase in sales from the United States was primarily driven by higher sales of surface technology products of $1.6 million. The increase in sales from EMEA was primarily attributable to sales from Diegel of $2.0 million, partially offset by lower sales of pigment products of $1.2 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of pigment products of $2.8 million, partially mitigated by sales from UWiZ of $1.1 million. The decrease in sales from Latin America was primarily attributable to lower sales of pigment products of $0.7 million

Comparison of the six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019, net income was $25.0 million, compared with net income of $53.5 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, net income attributable to common shareholders was $24.5 million, or earnings per share of $0.30, compared with net income attributable to common shareholders of $53.1 million, or earnings per share of $0.63, for the six months ended June 30, 2018.

Net Sales

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change

	(Dollars in thousands)
Net sales	$781,450	$821,771	$(40,321)	(4.9)%
Cost of sales	571,336	576,440	(5,104)	(0.9)%
Gross profit	$210,114	$245,331	$(35,217)	(14.4)%
Gross profit as a % of net sales	26.9%	29.9%

Net sales decreased by $40.3 million, or 4.9%, for the six months ended June 30, 2019, compared with the prior-year same period, driven by lower sales in Performance Coatings, Performance Colors and Glass and Color Solutions of $29.5 million, $7.3 million and $3.5 million, respectively. The decrease in net sales was driven by lower volume and mix of $41.8 million and unfavorable foreign currency impacts of $34.9 million, partially mitigated by sales from acquisitions of $30.0 million and higher product pricing of $6.3 million.

Gross Profit

Gross profit decreased $35.2 million, or 14.4%, for the six months ended June 30, 2019, compared with the prior-year same period, and as a percentage of net sales, it decreased 300 basis points to 26.9%. The decrease in gross profit was attributable to decreases in Performance Coatings, Performance Colors and Glass and Color Solutions of $20.6 million, $9.8 million and $5.6 million, respectively. The decrease in gross profit was driven by lower sales volumes and mix of $21.3 million, higher manufacturing costs of $20.3 million and unfavorable foreign currency impacts of $10.2 million, partially mitigated by gross profit from acquisitions of $8.1 million, favorable product pricing of $6.3 million and lower raw material costs of $1.3 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$416,202	$446,978	$(30,776)	(6.9)%
United States	189,658	183,027	6,631	3.6%
Asia Pacific	100,792	110,124	(9,332)	(8.5)%
Latin America	74,798	81,642	(6,844)	(8.4)%
Net sales	$781,450	$821,771	$(40,321)	(4.9)%

The decline in net sales of $40.3 million, compared with the prior-year same period, was driven by a decrease in sales from EMEA, Asia Pacific and Latin America, partially mitigated by an increase in sales from the United States. The decrease in sales from EMEA was attributable to lower sales in Performance Colors and Glass, Performance Coatings and Color Solutions of $13.8 million,

$12.8 million and $4.1 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Performance Coatings, Color Solutions and Performance Colors and Glass of $6.3 million, $2.6 million and $0.4 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Performance Coatings and Color Solutions of $7.3 million and $0.6 million, respectively, partially mitigated by an increase in sales from Performance Colors and Glass of $1.1 million. The increase in sales from the United States was attributable to higher sales in Performance Colors and Glass and Color Solutions of $5.8 million and $3.8 million, respectively, partially offset by a decrease in sales in Performance Coatings of $3.1 million.

The following table presents our sales on the basis of where sold products were shipped.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
EMEA	$389,969	$423,420	$(33,451)	(7.9)%
Asia Pacific	169,972	164,984	4,988	3.0%
United States	140,913	138,374	2,539	1.8%
Latin America	80,596	94,993	(14,397)	(15.2)%
Net sales	$781,450	$821,771	$(40,321)	(4.9)%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2019 and 2018.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$65,381	$66,445	$(1,064)	(1.6)%
Research and development expenses	21,227	21,104	123	0.6%
Business development	7,960	5,636	2,324	41.2%
Incentive compensation	1,554	5,497	(3,943)	(71.7)%
Stock-based compensation	5,645	3,856	1,789	46.4%
Intangible asset amortization	4,557	4,084	473	11.6%
Pension and other postretirement benefits	672	681	(9)	(1.3)%
Bad debt	768	494	274	55.5%
All other expenses	35,961	35,419	542	1.5%
Selling, general and administrative expenses	$143,725	$143,216	$509	0.4%

SG&A expenses were $0.5 million higher in the six months ended June 30, 2019, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development expenses and stock-based compensation expenses, partially mitigated by lower incentive compensation and personnel expenses.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Strategic services	$78,821	$80,821	$(2,000)	(2.5)%
Functional services	57,705	53,042	4,663	8.8%
Incentive compensation	1,554	5,497	(3,943)	(71.7)%
Stock-based compensation	5,645	3,856	1,789	46.4%
Selling, general and administrative expenses	$143,725	$143,216	$509	0.4%

Restructuring and Impairment Charges

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Employee severance	$4,028	$3,432	$596	17.4%
Goodwill impairment	5,920	—	5,920	NM
Other restructuring costs	2,439	4,442	(2,003)	(45.1)%
Restructuring and impairment charges	$12,387	$7,874	$4,513	57.3%

Restructuring and impairment charges increased in the six months ended June 30, 2019, compared with the prior-year same period. The increase primarily relates to goodwill impairment charges within the Tile Coating Systems reporting unit, partially mitigated by lower costs associated with integration of our recent acquisitions and optimization programs in the first half of 2019.

Interest Expense

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Interest expense	$17,228	$14,950	$2,278	15.2%
Amortization of bank fees	1,812	1,773	39	2.2%
Interest swap amortization	(632)	(131)	(501)	—%
Interest capitalization	(1,348)	(430)	(918)	213.5%
Interest expense	$17,060	$16,162	$898	5.6%

Interest expense increased in the six months ended June 30, 2019, compared with the prior-year same period. The increase in interest expense was due to an increase in the average long-term debt balance and an increase in the average interest rate during the six months ended June 30, 2019, compared with the prior-year same period, offset by an increase in capitalized interest.

Income Tax Expense

During the first half of 2019, income tax expense was $9.4 million, or 27.4% of pre-tax income. In the first half of 2018, we recorded tax expense of $17.9 million, or 25.1% of pre-tax income. The tax expense in the first half of 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense for the first half of 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the six months ended June 30, 2019 and 2018

Performance Coatings

	Six Months Ended				Change due to
	June 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$348,579	$378,097	$(29,518)	(7.8)%	$1,641	$(31,009)	$(17,656)	$17,506	$—
Segment gross profit	73,467	94,062	(20,595)	(21.9)%	1,641	(12,690)	(4,599)	3,140	(8,087)
Gross profit as a % of segment net sales	21.1%	24.9%

Net sales decreased in Performance Coatings compared with the prior-year same period, primarily driven by decreases in sales of frits and glazes, colors, opacifiers and porcelain enamel of $20.7 million, $8.7 million $8.3 million and $6.6 million, respectively, partially mitigated by sales from acquisitions. The decrease in net sales was driven by unfavorable volume and mix of $31.0 million and unfavorable foreign currency impacts of $17.7 million, partially mitigated by sales from acquisitions of $17.5 million and higher product pricing of $1.6 million. Gross profit decreased $20.6 million from the prior-year same period, primarily driven by lower sales volume and mix of $12.7 million, higher manufacturing costs of $9.2 million and unfavorable foreign currency impacts of $4.6 million, partially mitigated by gross profit from acquisitions of $3.1 million, favorable product pricing impacts of $1.6 million and lower raw material costs of $1.1 million.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Segment net sales by Region
EMEA	$232,414	$245,249	$(12,835)	(5.2)%
Latin America	45,891	53,238	(7,347)	(13.8)%
Asia Pacific	48,790	55,076	(6,286)	(11.4)%
United States	21,484	24,534	(3,050)	(12.4)%
Total	$348,579	$378,097	$(29,518)	(7.8)%

The net sales decrease of $29.5 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of frits and glazes of $10.4 million, colors of $7.4 million, and opacifiers of $6.0 million, partially mitigated by an increase in sales from Quimicer of $15.5 million. The decrease in sales from Latin America was primarily driven by lower sales of frits and glazes and opacifiers of $4.3 million and $2.3 million, respectively. The decrease in sales from Asia Pacific was driven by lower sales of frits and glazes of $6.0 million. The decrease in sales from the United States was fully attributable to lower sales of porcelain enamel.

Performance Colors and Glass

	Six Months Ended				Change due to
	June 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$239,249	$246,532	$(7,283)	(3.0)%	$2,256	$(4,381)	$(10,209)	$5,051	$—
Segment gross profit	78,843	88,690	(9,847)	(11.1)%	2,256	(6,876)	(3,634)	1,949	(3,542)
Gross profit as a % of segment net sales	33.0%	36.0%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in decoration and automotive products of $8.6 million and $6.9 million, respectively, partially mitigated by higher sales in electronic products of $4.7 million. The decrease in net sales was driven by unfavorable foreign currency impacts of $10.2 million and unfavorable volume and mix of $4.4 million, partially mitigated by sales from acquisitions of $5.1 million and higher product pricing of $2.3 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $6.9 million, unfavorable manufacturing costs of $5.0 million and unfavorable foreign currency impacts of $3.6 million, partially mitigated by higher product pricing of $2.3 million, gross profit from acquisitions of $1.9 million and favorable raw material costs of $1.4 million.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Segment net sales by Region
EMEA	$111,177	$125,019	$(13,842)	(11.1)%
United States	81,433	75,595	5,838	7.7%

Asia Pacific	34,166	34,578	(412)	(1.2)%
Latin America	12,473	11,340	1,133	10.0%
Total	$239,249	$246,532	$(7,283)	(3.0)%

The net sales decrease of $7.3 million was driven by lower sales from EMEA and Asia Pacific, partially mitigated by higher sales in the United States and Latin America. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, electronic, industrial and automotive products of $7.0 million, $3.2 million, $2.8 million and $2.8 million, respectively, partially offset by sales from Diegel. The decrease in sales from Asia Pacific was primarily attributable to lower sales of decoration and automotive products of $0.9 million and $0.9 million, respectively, partially mitigated by increase sales of industrial products of $1.2 million. The increase in sales from the United States was primarily attributable to an increase in sales of electronics products of $7.6 million, and sales from MRA of $2.9 million, partially offset by lower sales of automotive and decoration products of $2.8 million and $1.3 million, respectively. The increase in sales from Latin America was attributable to an increase in sales of industrial and decoration products of $0.9 million and $0.7 million, respectively, partially offset by a decrease in sales of automotive products of $0.5 million.

Color Solutions

	Six Months Ended				Change due to
	June 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$193,622	$197,142	$(3,520)	(1.8)%	$2,443	$(6,362)	$(7,057)	$7,457	$—
Segment gross profit	58,098	63,690	(5,592)	(8.8)%	2,443	(1,691)	(1,964)	3,022	(7,402)
Gross profit as a % of segment net sales	30.0%	32.3%

Net sales decreased compared with the prior-year same period, primarily due to lower sales of pigment products, partially mitigated by increased sales in surface technology products and sales from Diegel of $4.3 million and UWiZ of $3.2 million. The decrease in net sales was driven by unfavorable foreign currency impacts of $7.1 million and lower volume and mix of $6.4 million, partially mitigated by sales from acquisitions of $7.5 million and higher product pricing of $2.4 million. Gross profit decreased from the prior-year same period, primarily due to higher manufacturing costs of $6.1 million, unfavorable foreign currency impacts of $2.0 million, unfavorable sales volume and mix of $1.7 million and higher raw material costs of $1.3 million, partially mitigated by gross profit from acquisitions of $3.0 million and higher product pricing of $2.4 million.

	Six Months Ended
	June 30,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$86,741	$82,898	$3,843	4.6%
EMEA	72,611	76,710	(4,099)	(5.3)%
Asia Pacific	17,836	20,470	(2,634)	(12.9)%
Latin America	16,434	17,064	(630)	(3.7)%
Total	$193,622	$197,142	$(3,520)	(1.8)%

The net sales decrease of $3.5 million was driven by lower sales from EMEA, Asia Pacific and Latin America, partially mitigated by higher sales from the United States. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $8.2 million, partially mitigated by sales from Diegel of $4.1 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of pigment products of $6.0 million, partially mitigated by sales from UWiZ of $3.2 million. The decrease in sales from Latin America was primarily attributable to lower sales of pigment products of $0.8 million. The increase in sales from the United States was primarily driven by higher sales of surface technology products of $5.8 million, partially offset by lower sales of pigment products of $2.6 million.

Summary of Cash Flows for the six months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
	2019	2018	$ Change
	(Dollars in thousands)
Net cash used in operating activities	$(78,949)	$(37,675)	$(41,274)
Net cash provided by (used in) investing activities	5,284	(48,458)	53,742
Net cash provided by financing activities	20,337	68,502	(48,165)
Effect of exchange rate changes on cash and cash equivalents	338	(1,034)	1,372
(Decrease) in cash and cash equivalents	$(52,990)	$(18,665)	$(34,325)

The following table includes details of net cash provided by operating activities.

	Six Months Ended
	June 30,
	2019	2018	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,987	$53,459	$(28,472)
(Gain) loss on sale of assets	(1,219)	288	(1,507)
Depreciation and amortization	28,350	26,966	1,384
Interest amortization	1,812	1,773	39
Restructuring and impairment	6,758	5,479	1,279
Loss on extinguishment of debt	—	3,226	(3,226)
Accounts receivable	(70,830)	(50,764)	(20,066)
Inventories	(15,101)	(65,364)	50,263
Accounts payable	(58,472)	(1,531)	(56,941)
Other current assets and liabilities, net	(545)	(18,800)	18,255
Other adjustments, net	5,311	7,593	(2,282)
Net cash used in operating activities	$(78,949)	$(37,675)	$(41,274)

Cash flows from operating activities. Cash flows provided by operating activities decreased $41.3 million in the first six months of 2019 compared with the prior-year same period. The decrease in cash from operating activities was primarily due to a decrease in net income of $28.5 million and higher cash outflows for net working capital of $26.7 million, partially offset by an increase in other current assets and liabilities of $18.3 million.

Cash flows used in investing activities. Cash flows used in investing activities decreased $53.7 million in the first six months of 2019 compared with the prior-year same period. The increase in cash from investing activities was primarily due to collections of financing receivables from the international receivable sales program (Note 8) of $41.3 million in the first half of 2019 and lower cash outflows for capital expenditures of $5.9 million in the six months ended June 30, 2019, compared to the prior-year same period.

Cash flows from financing activities. Cash flows provided by financing activities decreased $48.2 million in the first six months of 2019 compared with the prior-year same period. During 2018, we paid off our Credit Facility and entered into our Amended Credit Facility, consisting of a $500 million secured revolving line of credit and $820 million secured term loan facilities. Further, compared to the prior-year same period, purchase of treasury stock increased $19.0 million.

Capital Resources and Liquidity

Amended Credit Facility

On April 25, 2018 the Company entered into an amendment (the “Amended Credit Facility”) to its existing credit facility (the “Credit Facility”), which Amended Credit Facility (a) provided a new revolving facility (the “2018 Revolving Facility”), which replaced the Company’s existing revolving facility, (b) repriced the (“Tranche B-1 Loans”), (c) provided new tranches of term loans (“Tranche B-2 Loans” and “Tranche B-3 Loans”) denominated in U.S. dollars. The Amended Credit Facility will be used for ongoing working capital requirements and general corporate purposes. The Tranche B-2 Loans are borrowed by the Company and the Tranche B-3 Loans are borrowed on a joint and several basis by Ferro GmbH and Ferro Europe Holdings LLC.

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

•The base rate for term loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%. The applicable margin for base rate loans is 1.25%.

•The LIBOR rate for term loans shall not be less than 0.0% and the applicable margin for LIBOR rate term loans is 2.25%.

•For LIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At June 30, 2019, the Company had borrowed $350.6 million under the Tranche B-1 Loans at an interest rate of 4.58%, $232.1 million under the Tranche B-2 Loans at an interest rate of 4.58%, and $227.1 million under the Tranche B-3 Loans at an interest rate of 4.58%. At June 30, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At June 30, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.14%, 3.18%, and 2.48%, respectively.

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

•The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%. The applicable margin for base rate loans will vary between 0.50% to 1.50%.

•The LIBOR rate for revolving loans shall not be less than 0% and the applicable margin for LIBOR rate revolving loans will vary between 1.50% and 2.50%.

•For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

At June 30, 2019, there were $42.5 million borrowings under the 2018 Revolving Credit Facility at an interest rate of 3.12%. After reductions for outstanding letters of credit secured by these facilities, we had $452.9 million of additional borrowings available under the revolving credit facilities at June 30, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At June 30, 2019, we were in compliance with the covenants of the Amended Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and were $1.7 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. We had on hand precious metals owned by participants in our precious metals program of $55.2 million at June 30, 2019, and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at June 30, 2019, or December 31, 2018, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The program, whose maximum capacity is €100 million, is scheduled to expire in December 2023. The outstanding principal amount of receivables sold under this program was $68.0 million at June 30, 2019 and $71.3 million at December 31, 2018. The carrying amount of deferred purchase price was $25.2 million at June 30, 2019 and $23.0 million at December 31, 2018, and is recorded in Other Receivables.

Bank Guarantees and Standby Letters of Credit.

At June 30, 2019, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.7 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of June 30, 2019, we had $51.3 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. We had additional borrowing capacity of $472.7 million at June 30, 2019, and $525.6 million at December 31, 2018, available under our various credit facilities, primarily the 2018 Revolving Facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of June 30, 2019, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 3.04x, providing $69.2 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $220 million for rolling four quarters, based on reasonably consistent net debt levels with those as of June 30, 2019, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Variable-rate debt:
Carrying amount(1)	$855,673	$809,072
Fair value(1)	837,065	796,846
Increase in annual interest expense from 1% increase in interest rates	3,169	2,680
Decrease in annual interest expense from 1% decrease in interest rates	(3,169)	(2,680)
Fixed-rate debt:
Carrying amount	8,318	8,362
Fair value	5,692	5,258
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	316,008	317,604
Carrying amount and fair value	(15,750)	(5,244)
Change in fair value from 1% increase in interest rates	12,725	13,945
Change in fair value from 1% decrease in interest rates	(11,812)	(13,508)
Cross currency swaps:
Notional amount	343,156	344,894
Carrying amount and fair value	14,728	17,104
Change in fair value from 10% increase	(34,929)	(35,455)
Change in fair value from 10% decrease	39,979	40,575
Foreign currency forward contracts:
Notional amount	413,020	387,190
Carrying amount and fair value	(380)	(270)
Change in fair value from 10% appreciation of U.S. dollar	8,249	8,070
Change in fair value from 10% depreciation of U.S. dollar	(9,691)	(9,863)

(1) The carrying values of the term loan facilitates are net of unamortized debt issuance costs of $4.4 million and $4.8 million for the period ended June 30, 2019 and December 31, 2018, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the second quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints have been filed in the same court by 23 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane.  The Company is likewise vigorously defending these additional actions.  The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
April 1, 2019 to April 30, 2019	—	$—	$—	$46,192,535
May 1, 2019 to May 31, 2019	—	$—	$—	$46,192,535
June 1, 2019 to June 30, 2019	—	$—	$—	$46,192,535
Total	—		$—

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

FERRO CORPORATION (Registrant)

Date:	July 30, 2019
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2019
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