Form 10-Q
period 2019-09-30
FERRO CORP
filed 2019-11-12
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00	FOE	NYSE

At September 30, 2019, there were 81,968,492 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net sales	$365,728	$395,163	$1,147,178	$1,216,934
Cost of sales	265,437	289,676	836,773	866,116
Gross profit	100,291	105,487	310,405	350,818
Selling, general and administrative expenses	67,723	64,344	211,448	207,560
Restructuring and impairment charges	6,226	2,561	18,613	10,435
Other expense (income):
Interest expense	8,138	8,553	25,198	24,715
Interest earned	(93)	(110)	(329)	(497)
Foreign currency losses, net	3,497	2,554	5,615	7,054
Loss on extinguishment of debt	—	—	—	3,226
Miscellaneous expense (income), net	(2,139)	74	(1,505)	(523)
Income before income taxes	16,939	27,511	51,365	98,848
Income tax expense	3,729	11,368	13,168	29,246
Net income	13,210	16,143	38,197	69,602
Less: Net income attributable to noncontrolling interests	390	85	902	485
Net income attributable to Ferro Corporation common shareholders	$12,820	$16,058	$37,295	$69,117
Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings per share	$0.16	$0.19	$0.45	$0.82
Diluted earnings per share	$0.16	$0.19	$0.45	$0.81

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$13,210	$16,143	$38,197	$69,602
Other comprehensive income, net of income tax:
Foreign currency translation loss	(10,966)	(5,380)	(3,585)	(29,908)
Cash flow hedging instruments, unrealized income (loss)	(1,644)	3,610	(13,307)	3,588
Postretirement benefit liabilities income	—	—	—	17
Other comprehensive loss, net of income tax	(12,610)	(1,770)	(16,892)	(26,303)
Total comprehensive income	600	14,373	21,305	43,299
Less: Comprehensive income (loss) attributable to noncontrolling interests	146	(115)	648	106
Comprehensive income attributable to Ferro Corporation	$454	$14,488	$20,657	$43,193

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$51,741	$104,301
Accounts receivable, net	320,359	306,882
Inventories	358,301	356,998
Other receivables	90,209	91,143
Other current assets	23,239	23,960
Total current assets	843,849	883,284
Other assets
Property, plant and equipment, net	382,842	381,341
Goodwill	203,595	216,464
Intangible assets, net	169,947	184,953
Deferred income taxes	103,648	103,488
Operating leased assets	23,206	—
Other non-current assets	55,595	42,930
Total assets	$1,782,682	$1,812,460
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$18,136	$10,260
Accounts payable	178,412	256,573
Accrued payrolls	34,931	39,989
Accrued expenses and other current liabilities	91,185	77,995
Total current liabilities	322,664	384,817
Other liabilities
Long-term debt, less current portion	827,791	811,137
Postretirement and pension liabilities	168,218	173,046
Operating leased non-current liabilities	14,905	—
Other non-current liabilities	62,306	57,611
Total liabilities	1,395,884	1,426,611
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.0 million and 83.0 million shares outstanding at September 30, 2019, and December 31, 2018, respectively	93,436	93,436
Paid-in capital	293,970	298,123
Retained earnings	293,273	255,978
Accumulated other comprehensive loss	(121,999)	(105,361)
Common shares in treasury, at cost	(181,094)	(165,545)
Total Ferro Corporation shareholders’ equity	377,586	376,631
Noncontrolling interests	9,212	9,218
Total equity	386,798	385,849
Total liabilities and equity	$1,782,682	$1,812,460

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
	(In thousands)
Balances at December 31, 2018	10,433	$(165,545)	$93,436	$298,123	$255,978	$(105,361)	$9,218	$385,849
Net income	—	—	—	—	13,604	—	274	13,878
Other comprehensive (loss) income	—	—	—	—	—	(912)	106	(806)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(370)	8,422	—	(6,446)	—	—	—	1,976
Balances at March 31, 2019	11,504	(182,123)	93,436	291,677	269,582	(106,273)	9,598	375,897
Net income	—	—	—	—	10,871	—	238	11,109
Other comprehensive loss	—	—	—	—	—	(3,360)	(116)	(3,476)
Stock-based compensation transactions	(1)	37	—	2,181	—	—	—	2,218
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at June 30, 2019	11,503	(182,086)	93,436	293,858	280,453	(109,633)	9,066	385,094
Net income	—	—	—	—	12,820	—	390	13,210
Other comprehensive loss	—	—	—	—	—	(12,366)	(244)	(12,610)
Stock-based compensation transactions	(36)	992	—	112	—	—	—	1,104
Balances at September 30, 2019	11,467	$(181,094)	$93,436	$293,970	$293,273	$(121,999)	$9,212	$386,798

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
	(In thousands)
Balances at December 31, 2017	9,386	$(147,056)	$93,436	$302,158	$171,744	$(75,468)	$11,866	$356,680
Net income	—	—	—	—	23,391	—	207	23,598
Other comprehensive income	—	—	—	—	—	6,980	128	7,108
Stock-based compensation transactions	(349)	8,209	—	(6,986)	—	—	—	1,223
Change in ownership interest	—	—	—	789	—	—	(2,228)	(1,439)
Adjustment for accounting standards update 2016-16	—	—	—	—	4,141	—	—	4,141
Balances at March 31, 2018	9,037	(138,847)	93,436	295,961	199,276	(68,488)	9,973	391,311
Net income	—	—	—	—	29,668	—	193	29,861
Other comprehensive loss	—	—	—	—	—	(31,334)	(307)	(31,641)
Purchase of treasury stock	287	(6,014)	—	—	—	—	—	(6,014)
Stock-based compensation transactions	(27)	689	—	281	—	—	—	970
Distributions to noncontrolling interests	—	—	—	—	—	—	(775)	(775)
Balances at June 30, 2018	9,297	(144,172)	93,436	296,242	228,944	(99,822)	9,084	383,712
Net income	—	—	—	—	16,058	—	85	16,143
Other comprehensive loss	—	—	—	—	—	(1,570)	(200)	(1,770)
Purchase of treasury stock	520	(10,985)	—	—	—	—	—	(10,985)
Stock-based compensation transactions	(39)	1,071	—	(173)	—	—	—	898
Distributions to noncontrolling interests	—	—	—	—	—	—	3	3
Balances at September 30, 2018	9,778	$(154,086)	$93,436	$296,069	$245,002	$(101,392)	$8,972	$388,001

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(67,240)	$35,686
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long lived assets	(40,820)	(64,154)
Collections of financing receivables	60,904	—
Business acquisitions, net of cash acquired	(251)	(47,802)
Other investing activities	1,930	37
Net cash provided by (used in) investing activities	21,763	(111,919)
Cash flows from financing activities
Net borrowings (payments) under loans payable	8,220	(17,182)
Principal payments on term loan facility - Credit Facility	—	(304,060)
Principal payments on term loan facility - Amended Credit Facility	(6,150)	(4,100)
Proceeds from revolving credit facility - Credit Facility	—	134,950
Principal payments on revolving credit facility - Credit Facility	—	(212,950)
Proceeds from revolving credit facility - Amended Credit Facility	216,066	168,023
Principal payments on revolving credit facility - Amended Credit Facility	(193,595)	(56,090)
Proceeds from term loan facility - Amended Credit Facility	—	466,075
Payment of debt issuance costs	—	(3,466)
Acquisition-related contingent consideration payment	(5,200)	(9,464)
Purchase of treasury stock	(25,000)	(16,999)
Other financing activities	(757)	(3,516)
Net cash (used in) provided by financing activities	(6,416)	141,221
Effect of exchange rate changes on cash and cash equivalents	(667)	(2,261)
(Decrease) Increase in cash and cash equivalents	(52,560)	62,727
Cash and cash equivalents at beginning of period	104,301	63,551
Cash and cash equivalents at end of period	$51,741	$126,278
Cash paid during the period for:
Interest	$25,475	$24,857
Income taxes	$12,845	$17,577

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

Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2019.

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

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to adoption of the new standard. We also elected to combine lease and non-lease components for all asset classes. We elected the short-term lease recognition exemption for all leases that qualify. Consequently, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities on the balance sheet. The impact of adoption resulted in $28.6 million recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than this impact, the adoption of ASU 2016-02 did not have a material impact on our remaining consolidated financial statements.

On January 1, 2019, we adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from Accumulated Other Comprehensive Income (Loss) to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The Company has elected not to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act within Accumulated Other Comprehensive Loss. As such, the adoption of this standard did not impact our consolidated financial statements.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended September 30, 2019, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$104,217	$8,964	$26,184	$23,026	$162,391
Performance Colors and Glass	50,670	37,694	19,123	5,255	112,742
Color Solutions	33,350	38,759	10,411	8,075	90,595
Total net sales	$188,237	$85,417	$55,718	$36,356	$365,728

Revenues disaggregated by geography and reportable segment for the three months ended September 30, 2018, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$110,261	$12,170	$27,914	$25,594	$175,939
Performance Colors and Glass	55,782	43,087	18,564	5,844	123,277
Color Solutions	33,276	43,699	10,136	8,836	95,947
Total net sales	$199,319	$98,956	$56,614	$40,274	$395,163

Revenues disaggregated by geography and reportable segment for the nine months ended September 30, 2019, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$336,631	$30,448	$74,974	$68,917	$510,970
Performance Colors and Glass	161,850	119,126	53,288	17,727	351,991
Color Solutions	105,960	125,499	28,248	24,510	284,217
Total net sales	$604,441	$275,073	$156,510	$111,154	$1,147,178

Revenues disaggregated by geography and reportable segment for the nine months ended September 30, 2018, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Coatings	$355,510	$36,704	$82,990	$78,832	$554,036
Performance Colors and Glass	180,801	118,682	53,142	17,184	369,809
Color Solutions	109,985	126,598	30,606	25,900	293,089
Total net sales	$646,296	$281,984	$166,738	$121,916	$1,216,934

4.    Acquisitions

Quimicer, S.A.

On October 1, 2018, the Company acquired 100% of the equity interests of Quimicer, S.A. (“Quimicer”), for €32.2 million (approximately $37.4 million), including the assumption of debt of €5.2 million (approximately $6.1 million). Its products include frits, varnishes, silk-screen printing pastes, crushed frits, pellets, atomized varnishes, and ceramic colors, as well as pigmented inks for digital printing on ceramic tiles within the Performance Coatings segment. The information included herein has been prepared based on the allocation of the purchase price using fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $21.5 million of personal and real property, $15.9 million of net working capital, $3.0 million of goodwill and $3.0 million of deferred tax liability on the condensed consolidated balance sheets. During the third quarter of 2019, the Company recorded a goodwill impairment charge of $3.0 million as a result of the finalization of purchase accounting.

UWiZ Technology Co., Ltd.

On September 25, 2018, the Company acquired 100% of the equity interests of UWiZ Technology Co., Ltd. (“UWiZ”) for NTD 823.4 million (approximately $26.9 million) in cash. Its products include a range of slurry-based polishing products for the semiconductor and optoelectronics industry within the Color Solutions segment. The information included herein has been prepared based on the allocation of the purchase price using fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $12.5 million of net working capital, $7.1 million of goodwill, $6.6 million of amortizable intangible assets, $2.4 million of personal and real property and $1.7 million of deferred tax liability on the condensed consolidated balance sheets.

Ernst Diegel GmbH

On August 31, 2018, the Company acquired 100% of the equity interests of Ernst Diegel GmbH (“Diegel”), including the real property of a related party, for €12.1 million (approximately $14.0 million) in cash. Its products include decorative coatings for glass and high-performance plastics coatings, primarily in automotive applications within the Performance Colors and Glass segment. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $7.0 million of personal and real property, $4.8 million of net working capital, $2.0 million of amortizable intangible assets, $1.7 million of goodwill and $1.5 million of deferred tax liability on the condensed consolidated balance sheets.

MRA Laboratories, Inc.

On July 12, 2018, the Company acquired 100% of the equity interests of MRA Laboratories, Inc. (“MRA”) for $16.0 million in cash. Its products include dielectrics and electronic ink products for passive component applications within the Performance Colors and Glass segment. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $7.2 million of goodwill, $6.7 million of amortizable intangible assets, $3.4 million of net working capital, $1.6 million of deferred tax liability and $0.3 million of personal and real property on the condensed consolidated balance sheets.

PT Ferro Materials Utama

On June 29, 2018, the Company acquired the remaining 66% equity interests of PT Ferro Materials Utama (“FMU”) for $2.7 million in cash, in addition to the forgiveness of debt of $9.2 million, bringing our total ownership to 100%. Its products include additives and ceramics color products within the Performance Coatings segment. The Company previously recorded its investment in FMU as an equity method investment, and following this transaction, the Company fully consolidates FMU. Due to the change of control that occurred, the Company recorded a gain on purchase of $2.6 million, which is recorded in Miscellaneous expense (income), net, related to the difference between the Company’s carrying value and fair value of the previously held equity method investment during the second quarter of 2018.

Gardenia Quimica S.A.

On August 3, 2017, the Company acquired a majority interest of Gardenia Quimica S.A. (“Gardenia”) for $3.0 million. Its products include mediums, additives, binders, and other auxiliary products for the tile coatings industry within the Performance Coatings segment. The Company previously owned 46% of Gardenia and recorded it as an equity method investment. Following this transaction, the Company owned 83.5% and fully consolidates Gardenia. On March 1, 2018, the Company acquired the remaining equity interest in Gardenia for $1.4 million.

5.    Inventories

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Raw materials	$117,080	$116,219
Work in process	58,143	55,884
Finished goods	183,078	184,895
Total inventories	$358,301	$356,998

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.5 million for the three months ended September 30, 2019 and 2018 and were $2.2 million and $1.3 million for the nine months ended September 30, 2019, and 2018, respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $65.9 million at September 30, 2019, and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $537.9 million at September 30, 2019 and $523.4 million at December 31, 2018. Unpaid capital expenditure liabilities, which are non-cash investing activities, were $4.0 million at September 30, 2019 and $7.7 million at September 30, 2018.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

			Performance
	Performance	Color	Colors and
	Coatings	Solutions	Glass	Total
	(Dollars in thousands)
Goodwill, net at December 31, 2018	$44,352	$50,545	$121,567	$216,464
Impairments	(9,020)	—	—	(9,020)
Foreign currency adjustments	(1,926)	(809)	(1,114)	(3,849)
Goodwill, net at September 30, 2019	$33,406	$49,736	$120,453	$203,595

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Goodwill, gross	$271,082	$274,931
Accumulated impairment	(67,487)	(58,467)
Goodwill, net	$203,595	$216,464

For the nine months ended September 30, 2019, the Company recorded a $9.0 million goodwill impairment charge within our Tile Coating Systems reporting unit, a component of the Performance Coatings reportable segment, against Restructuring and impairment charges. The goodwill impairment charge recorded was a result of the finalization of purchase accounting of the recent Quimicer, FMU, and Gardenia acquisitions that changed the carrying amount of net assets attributable to the reporting unit that represented an impairment indicator.

Amortizable intangible assets consisted of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Gross amortizable intangible assets:
Patents	$5,371	$5,462
Land rights	4,663	4,773
Technology/know-how and other	132,038	132,084
Customer relationships	97,268	100,368
Total gross amortizable intangible assets	239,340	242,687
Accumulated amortization:
Patents	(5,351)	(5,440)
Land rights	(2,932)	(2,909)
Technology/know-how and other	(56,419)	(48,898)
Customer relationships	(21,036)	(17,306)
Total accumulated amortization	(85,738)	(74,553)
Amortizable intangible assets, net	$153,602	$168,134

Indefinite-lived intangible assets consisted of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$16,345	$16,819

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans payable	$8,270	$50
Current portion of long-term debt	9,866	10,210
Loans payable and current portion of long-term debt	$18,136	$10,260

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$803,579	$809,022
Revolving credit facility	22,471	—
Capital lease obligations	3,664	3,963
Other notes	7,943	8,362
Total long-term debt	837,657	821,347
Current portion of long-term debt	(9,866)	(10,210)
Long-term debt, less current portion	$827,791	$811,137

(1) The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $4.1 million at September 30, 2019, and $4.8 million at December 31, 2018.

Amended Credit Facility

On April 25, 2018, the Company entered into an amendment (the “Amended Credit Facility”) to its existing credit facility (the “Credit Facility”), which Amended Credit Facility (a) provided a new revolving facility (the “2018 Revolving Facility”), which replaced the Company’s existing revolving facility, (b) repriced the (“Tranche B-1 Loans”), and (c) provided new tranches of term loans (“Tranche B-2 Loans” and “Tranche B-3 Loans”) denominated in U.S. dollars. The Amended Credit Facility will be used for ongoing working capital requirements and general corporate purposes. The Tranche B-2 Loans are borrowed by the Company and the Tranche B-3 Loans are borrowed on a joint and several basis by Ferro GmbH and Ferro Europe Holdings LLC.

The Amended Credit Facility consists of a $500 million secured revolving line of credit with a maturity of February 14, 2023, a $355 million secured term loan facility with a maturity of February 14, 2024, a $235 million secured term loan facility with a maturity of February 14, 2024 and a $230 million secured term loan facility with a maturity of February 14, 2024. The term loans are payable in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans, with the remaining balance due on the maturity date thereof. In addition, the Company is required, on an annual basis, to make a prepayment in an amount equal to a portion of the Company’s excess cash flow, as calculated pursuant to the Amended Credit Facility, which prepayment will be applied first to the term loans until they are paid in full, and then to the revolving loans.

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

At September 30, 2019, the Company had borrowed $349.7 million under the Tranche B-1 Loans at an interest rate of 4.35%, $231.5 million under the Tranche B-2 Loans at an interest rate of 4.35%, and $226.6 million under the Tranche B-3 Loans at an interest rate of 4.35%. At September 30, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At September 30, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.12%, 3.03%, and 2.48%, respectively.

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

At September 30, 2019, there were $22.5 million borrowings under the 2018 Revolving Credit Facility at an interest rate of 4.27%. After reductions for outstanding letters of credit secured by these facilities, we had $472.9 million of additional borrowings available under the revolving credit facilities at September 30, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At September 30, 2019, we were in compliance with the covenants of the Amended Credit Facility.

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

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three and nine months ended September 30, 2019, was immaterial. The program, whose maximum capacity is €100 million, is scheduled to expire in December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 65% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program was $61.4 million at September 30, 2019 and $71.3 million at December 31, 2018. The carrying amount of deferred purchase price was $22.5 million at September 30, 2019 and $23.0 million at December 31, 2018, and is recorded in Other receivables. Trade accounts receivable collected to be remitted were $14.3 million at September 30, 2019 and $11.6 million at December 31, 2018, and is recorded in Accrued expenses and other current liabilities.

Activity from these programs for the nine months ended September 30, 2019 is detailed below:

September 30,
2019
(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$58,861
Cash proceeds from financial institutions	39,364

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $33.9 million and $41.4 million at September 30, 2019, and December 31, 2018, respectively. The unused portions of these lines provided additional liquidity of $20.1 million at September 30, 2019, and $30.3 million at December 31, 2018.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$51,741	$51,741	$51,741	$—	$—
Loans payable	(8,270)	(8,270)	—	(8,270)	—
Term loan facility - Amended Credit Facility(1)	(803,579)	(801,424)	—	(801,424)	—
Revolving credit facility	(22,471)	(22,757)	—	(22,757)	—
Other long-term notes payable	(7,943)	(5,441)	—	(5,441)	—
Cross currency swaps	28,662	28,662	—	28,662	—
Interest rate swaps	(17,577)	(17,577)	—	(17,577)	—
Foreign currency forward contracts, net	(265)	(265)	—	(265)	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$104,301	$104,301	$104,301	$—	$—
Loans payable	(50)	(50)	—	(50)	—
Term loan facility - Amended Credit Facility(1)	(809,022)	(796,796)	—	(796,796)	—
Other long-term notes payable	(8,362)	(5,258)	—	(5,258)	—
Cross currency swaps	17,104	17,104	—	17,104	—
Interest rate swaps	(5,244)	(5,244)	—	(5,244)	—
Foreign currency forward contracts, net	(270)	(270)	—	(270)	—

(1) The carrying value of the term loan facility is net of unamortized debt issuance costs of $4.1 million and $4.8 million for the period ended September 30, 2019, and December 31, 2018, respectively.

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

Derivative Instruments

The Company may use derivative instruments to partially offset its business exposure to foreign currency and interest rate risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge in countries where it is not economically feasible to enter into hedging arrangements or where hedging inefficiencies exist, such as timing of transactions.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded as a component of Accumulated other comprehensive loss (“AOCL”) and reclassified into earnings in the same period during which the hedged transaction affects earnings.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $315.2 million at September 30, 2019. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of September 30, 2019, the Company expects it will reclassify net losses of approximately $3.6 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount is $226.6 million at September 30, 2019, with a maturity date of February 14, 2024. As of September 30, 2019, the Company expects it will reclassify net gains of approximately $4.3 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of (loss) gain recognized in AOCL and the amount of (loss) gain reclassified into earnings for the three months ended September 30, 2019 and 2018, follow:

			Amount of (Loss) Gain
	Amount of (Loss) Gain		Reclassified from		Location of (Loss) Gain
	Recognized in AOCL		AOCL into Income		Reclassified from
	2019	2018	2019	2018	AOCL into Income
	(Dollars in thousands)
Interest rate swaps	$(2,328)	$2,135	$(363)	$(186)	Interest expense
Cross currency swaps	10,750	3,237	1,419	1,327	Interest expense
			$1,056	$1,141	Total Interest expense
Cross currency swaps			9,497	1,549	Foreign currency losses, net
			$9,497	$1,549	Total Foreign currency losses, net

The amount of (loss) gain recognized in AOCL and the amount of (loss) gain reclassified into earnings for the nine months ended September 30, 2019 and 2018, follow:

			Amount of (Loss) Gain
	Amount of (Loss) Gain		Reclassified from		Location of (Loss) Gain
	Recognized in AOCL		AOCL into Income		Reclassified from
	2019	2018	2019	2018	AOCL into Income
	(Dollars in thousands)
Interest rate swaps	$(13,248)	$1,761	$(149)	$(197)	Interest expense
Cross currency swaps	11,122	12,666	4,579	2,215	Interest expense
			$4,430	$2,018	Total Interest expense
Cross currency swap			11,275	11,864	Foreign currency losses, net
			$11,275	$11,864	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three months ended September 30, 2019 and 2018, are as follows:

	September 30,	September 30,
	2019	2018

	(Dollars in thousands)
Interest expense	$8,138	$8,553
Foreign currency losses, net	3,497	2,554

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the nine months ended September 30, 2019 and 2018, are as follows:

	September 30,	September 30,
	2019	2018

	(Dollars in thousands)
Interest expense	$25,198	$24,715
Foreign currency losses, net	5,615	7,054

Net Investment Hedges. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of the currency translation adjustment in AOCL. These cross currency swaps are designated as hedges of our net investment in European operations. Time value is excluded from the assessment of effectiveness and the amount of interest paid or received on the swaps will be recognized as an adjustment to interest expense in earnings over the life of the swaps.

In the second quarter of 2017, the Company designated a portion of its Euro denominated debt as a net investment hedge for accounting purposes. This net investment hedge was terminated in the second quarter of 2018.

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. The notional amount is €96.5 million at September 30, 2019, with a maturity date of February 14, 2024. These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of gain on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended September 30, 2019 and 2018, follow:

			Amount of Gain		Amount of Gain Recognized in
	Amount of Gain		Reclassified from		Income on Derivative (Amount
	Recognized in AOCL		AOCL into Income		Excluded from Effectiveness Testing)		Location of Gain
	2019	2018	2019	2018	2019	2018	in Earnings
	(Dollars in thousands)
Cross currency swaps	$5,977	$1,272	$—	$—	$897	$858	Interest expense

The amount of gain on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the nine months ended September 30, 2019 and 2018, follow:

			Amount of Gain		Amount of Gain Recognized in
	Amount of Gain		Reclassified from		Income on Derivative (Amount
	Recognized in AOCL		AOCL into Income		Excluded from Effectiveness Testing)		Location of Gain
	2019	2018	2019	2018	2019	2018	in Earnings
	(Dollars in thousands)
Cross currency swaps	$8,454	$4,046	$—	$—	$2,847	$1,353	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign Currency Forward Contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net losses of $1.6 million in the three and nine months ended September 30, 2019 and net gains of $1.3 million and $2.7 million in the three and nine months ended September 30, 2018, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $606.1 million at September 30, 2019 and $387.2 million at December 31, 2018.

The following table presents the effect on our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively, of our foreign currency forward contracts:

	Amount of (Loss) Gain
	Recognized in Earnings
	Three Months Ended
	September 30,
	2019	2018	Location of (Loss) Gain in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(1,642)	$1,339	Foreign currency losses, net

	Amount of (Loss) Gain
	Recognized in Earnings

	Nine Months Ended
	September 30,

	2019	2018	Location of (Loss) Gain in Earnings

	(Dollars in thousands)
Foreign currency forward contracts	$(1,615)	$2,728	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	September 30,	December 31,
	2019	2018	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Cross currency swaps	$7,298	$9,606	Other current assets
Cross currency swaps	21,364	7,498	Other non-current assets
Foreign currency forward contracts	2,025	626	Other current assets
Liability derivatives:
Interest rate swaps	(3,556)	(755)	Accrued expenses and other current liabilities
Interest rate swaps	(14,021)	(4,489)	Other non-current liabilities
Foreign currency forward contracts	$(2,290)	$(896)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the nine months ended September 30, 2019 was $13.2 million, or 25.6% of pre-tax income. Income tax expense for the nine months ended September 30, 2018 was $29.2 million, or 29.6% of pre-tax income. The tax expense during the nine months ended September 30, 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense for the nine months ended September 30, 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences and discrete items recorded in the third quarter. The discrete items recorded in the third quarter of 2018 primarily include a reduction to the tax expense related to provision to return adjustments and an increase from the impact of resolving a foreign tax audit.

11.    Contingent Liabilities

We have recorded environmental liabilities of $6.0 million at September 30, 2019 and $8.5 million at December 31, 2018, for costs associated with the environmental remediation of certain of our current or former properties within and outside the United States. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to the liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints have been filed in the same court by 25 other New York water suppliers and in New York State Supreme Court by one water supplier against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane. The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

12.    Retirement Benefits

Net periodic benefit (credit) cost of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2019 and 2018, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$3	$3	$445	$436	$1	$1
Interest cost	2,963	2,788	682	653	175	183
Expected return on plan assets	(3,153)	(3,995)	(204)	(222)	—	—
Amortization of prior service cost	—	—	9	10	—	—
Net periodic benefit (credit) cost	$(187)	$(1,204)	$932	$877	$176	$184

Net periodic benefit (credit) cost for the nine months ended September 30, 2019 and 2018, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans

	Nine Months Ended September 30,

	2019	2018	2019	2018	2019	2018

	(Dollars in thousands)
Service cost	$8	$9	$1,337	$1,344	$2	$2
Interest cost	8,889	8,363	2,091	2,009	526	549
Expected return on plan assets	(9,458)	(11,984)	(626)	(681)	—	—
Amortization of prior service cost	—	—	39	32	—	—
Net periodic benefit (credit) cost	$(561)	$(3,612)	$2,841	$2,704	$528	$551

Interest cost, expected return on plan assets and amortization of prior service cost are recorded in Miscellaneous expense (income), net on the condensed consolidated statement of operations.

13.    Stock-Based Compensation

On May 3, 2018, our shareholders approved the 2018 Omnibus Incentive Plan (the “Plan”), which was adopted by the Board of Directors on February 22, 2018. The Plan’s purpose is to promote the Company’s long-term financial interests and growth by attracting, retaining and motivating high-quality key employees and directors, motivating such employees and directors to achieve the Company’s short- and long-range performance goals and objectives, and thereby align their interests with those of the Company’s shareholders. The Plan reserves 4,500,000 shares of common stock to be issued for grants of several different types of long-term incentives including stock options, stock appreciation rights, restricted awards, performance awards, other common stock-based awards, and dividend equivalent rights.

The Plan replaced the 2013 Omnibus Incentive Plan (the “Previous Plan”), and no future grants may be made under the Previous Plan. However, any outstanding awards or grants made under the Previous Plan will continue until the end of their specified terms.

In the first nine months of 2019, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2019:

Stock Options
Weighted-average grant-date fair value	$6.47
Expected life, in years	5.6
Risk-free interest rate	2.5%
Expected volatility	33.9%

The weighted average grant date fair value of our performance share units granted in the nine months ended September 30, 2019, was $17.61. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the nine months ended September 30, 2019, was $17.18. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $0.3 million and $5.9 million for the three and nine months ended September 30, 2019, respectively, and $1.4 million and $5.2 million for the three and nine months ended September 30, 2018 respectively. At September 30, 2019, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $8.8 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.

14.    Restructuring and Optimization Programs

Total restructuring and impairment charges were $6.2 million and $18.6 million for the three and nine months ended September 30, 2019 and $2.6 million and $10.4 million for the three and nine months ended September 30, 2018, respectively.

In the second quarter of 2019, we developed and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our recent acquisitions. As a result of the actions, the Company expects to incur total charges of approximately $7.0 million, substantially all of which will be for severance costs. Charges associated with these programs were $2.0 million and $5.5 million for the three and nine months ended September 30, 2019.

The charges associated with the program are further summarized below.

	Employee	Other
	Severance	Costs	Total
	(Dollars in thousands)
Balances at December 31, 2018	$1,151	$1,288	$2,439
Restructuring charges	6,782	2,811	9,593
Cash payments	(6,998)	(1,772)	(8,770)
Non-cash items	(40)	(1,453)	(1,493)
Balances at September 30, 2019	$895	$874	$1,769

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

The right-of-use asset represents the right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the applicable option.

The Company’s lease payments consist of both fixed and variable lease payments. Residual value guarantees are not common within the Company’s lease agreements nor are restrictions or covenants imposed by leases. The Company has elected the practical expedient to combine lease and non-lease components. The Company determined the discount rate to be used in measuring lease liabilities at a portfolio level using a collateralized rate. Specifically, we segregated our lease portfolio into different populations based on (1) lease currency, (2) lease term, and (3) creditworthiness of the lessee and security structure. There are no leases that have not yet commenced that create significant rights and obligations for the Company.

The components of lease cost are shown below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019	Income Statement Location
	(Dollars in thousands)
Lease Cost
Operating lease cost(1)	$1,628	$5,069	Selling, general and administrative expenses
Operating lease cost(2)	2,497	7,718	Cost of sales
Finance lease cost
Amortization of right-of-use assets	233	716	Cost of sales
Interest of lease liabilities	12	38	Interest expense
Net lease cost	$4,370	$13,541

(1) Included in operating lease cost is $0.2 million and $0.8 million of short-term lease costs for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.3 million of variable lease costs for the three and nine months ended September 30, 2019, respectively.

(2) Included in operating lease cost is $0.8 million and $2.3 million of short-term lease costs for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.9 million of variable lease costs for the three and nine months ended September 30, 2019, respectively.

Supplemental balance sheet information related to leases are shown below:

	September 30,
	2019	Balance Sheet Location
	(Dollars in thousands)
Assets
Operating leased assets	$23,206	Operating leased assets
Finance leased assets(3)	1,943	Property, plant and equipment, net
Total leased assets	$25,149
Liabilities
Current
Operating	$8,264	Accrued expenses and other current liabilities
Finance	692	Loans payable and current portion of long-term debt
Noncurrent
Operating	14,905	Operating lease non-current liabilities
Finance	2,972	Long-term debt, less current portion
Total lease liabilities	$26,833

(3) Finance leases are net of accumulated depreciation of $6.1 million for September 30, 2019.

Supplemental cash flow information related to leases are shown below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$12	$38
Operating cash flows from operating leases	2,779	8,541
Financing cash flows from finance leases	202	615
Leased assets obtained in exchange for new finance lease liabilities	127	345
Leased assets obtained in exchange for new operating lease liabilities	805	31,128

September 30,
2019
Weighted-average remaining lease term (years)
Operating leases	3.8
Finance leases	4.8
Weighted-average discount rate
Operating leases	3.9%
Finance leases	4.3%

Maturities of lease liabilities are shown below as of September 30, 2019:

	Finance	Operating
	Leases	Leases
	(Dollars in thousands)
Remaining in 2019	$275	$2,704
2020	860	8,098
2021	593	6,123
2022	1,363	3,684
2023	368	2,163
2024	298	945
Thereafter	697	1,586
Net minimum lease payments	$4,454	$25,303
Less: interest	790	2,134
Present value of lease liabilities	$3,664	$23,169

Maturities of lease liabilities under ASC 840 are shown below as of December 31, 2018:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2019	$1,048	$11,419
2020	755	7,314
2021	477	5,302
2022	1,287	3,301
2023	279	1,971
Thereafter	992	2,401
Net minimum lease payments	$4,838	$31,708
Less: interest	875
Present value of lease liabilities	$3,963
Less: current portion	679
Long-term obligations	$3,284

16.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$12,820	$16,058	$37,295	$69,117
Weighted-average common shares outstanding	81,942	83,893	82,118	84,154
Basic earnings per share attributable to Ferro Corporation common shareholders	$0.16	$0.19	$0.45	$0.82
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$12,820	$16,058	$37,295	$69,117
Weighted-average common shares outstanding	81,942	83,893	82,118	84,154
Assumed exercise of stock options	319	788	470	811
Assumed satisfaction of restricted stock unit conditions	143	289	232	281
Assumed satisfaction of performance share unit conditions	91	192	136	182
Weighted-average diluted shares outstanding	82,495	85,162	82,956	85,428
Diluted earnings per share attributable to Ferro Corporation common shareholders	$0.16	$0.19	$0.45	$0.81

The number of anti-dilutive shares were 2.5 million and 2.2 million for the three and nine months ended September 30, 2019, respectively, and 1.7 million for the three and nine months ended September 30, 2018. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

For the nine months ended September 30, 2019, the Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million. For the nine months ended September 30, 2018, the Company repurchased 807,816 shares of common stock at an average price of $21.04 per share for a total cost of $17.0 million. As of September 30, 2019, $46.2 million remains authorized under the program for the repurchase of common stock.

18.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	Postretirement	Foreign	Net Gain
	Benefit Liability	Currency	on Cash
	Adjustments	Items	Flow Hedges	Total
	(Dollars in thousands)
Balances at June 30, 2018	$1,182	$(101,927)	$923	$(99,822)
Other comprehensive (loss) income before reclassifications, before tax	—	(5,086)	6,644	1,558
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(3,548)	(3,548)
Current period other comprehensive income (loss), before tax	—	(5,086)	3,096	(1,990)
Tax effect	—	94	(514)	(420)
Current period other comprehensive income (loss), net of tax	—	(5,180)	3,610	(1,570)
Balances at September 30, 2018	$1,182	$(107,107)	$4,533	$(101,392)

Balances at June 30, 2019	$1,126	$(95,799)	$(14,960)	$(109,633)
Other comprehensive income (loss) before reclassifications, before tax	—	(9,547)	8,422	(1,125)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(10,553)	(10,553)
Current period other comprehensive loss, before tax	—	(9,547)	(2,131)	(11,678)
Tax effect	—	1,175	(487)	688
Current period other comprehensive loss, net of tax	—	(10,722)	(1,644)	(12,366)
Balances at September 30, 2019	$1,126	$(106,521)	$(16,604)	$(121,999)

	Nine Months Ended September 30,
	Postretirement	Foreign	Net Gain
	Benefit Liability	Currency	on Cash
	Adjustments	Items	Flow Hedges	Total

	(Dollars in thousands)
Balances at December 31, 2017	$1,165	$(77,578)	$945	$(75,468)
Other comprehensive (loss) income before reclassifications, before tax	—	(29,107)	18,473	(10,634)
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	22	—	—	22
Cash flow hedge loss, before tax	—	—	(15,235)	(15,235)
Current period other comprehensive income (loss), before tax	22	(29,107)	3,238	(25,847)
Tax effect	5	422	(350)	77
Current period other comprehensive income (loss), net of tax	17	(29,529)	3,588	(25,924)
Balances at September 30, 2018	$1,182	$(107,107)	$4,533	$(101,392)

Balances at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive loss before reclassifications, before tax	—	(2,033)	(2,126)	(4,159)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(15,705)	(15,705)
Current period other comprehensive loss, before tax	—	(2,033)	(17,831)	(19,864)
Tax effect	—	1,298	(4,524)	(3,226)
Current period other comprehensive loss, net of tax	—	(3,331)	(13,307)	(16,638)
Balances at September 30, 2019	$1,126	$(106,521)	$(16,604)	$(121,999)

19.    Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Performance Coatings	$162,391	$175,939	$510,970	$554,036
Performance Colors and Glass	112,742	123,277	351,991	369,809
Color Solutions	90,595	95,947	284,217	293,089
Total net sales	$365,728	$395,163	$1,147,178	$1,216,934

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Performance Coatings	$35,436	$36,257	$108,903	$130,319
Performance Colors and Glass	36,829	40,095	115,672	128,785
Color Solutions	29,122	30,174	87,220	93,864
Other cost of sales	(1,096)	(1,039)	(1,390)	(2,150)
Total gross profit	100,291	105,487	310,405	350,818
Selling, general and administrative expenses	67,723	64,344	211,448	207,560
Restructuring and impairment charges	6,226	2,561	18,613	10,435
Other expense, net	9,403	11,071	28,979	33,975
Income before income taxes	$16,939	$27,511	$51,365	$98,848

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended September 30, 2019, decreased by $29.4 million, or 7.4%, compared with the prior-year same period. Net sales decreased by $13.5 million, $10.5 million, and $5.4 million in Performance Coatings, Performance Colors and Glass, and Color Solutions, respectively. During the three months ended September 30, 2019, gross profit decreased $5.2 million, or 4.9%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 70 basis points to 27.4%. Our total gross profit for the third quarter of 2019 was $100.3 million, compared with $105.5 million for the three months ended September 30, 2018. The decrease in gross profit was attributable to lower gross profit in Performance Colors and Glass, Color Solutions, and Performance Coatings, of $3.3 million, $1.1 million, and $0.8 million, respectively.

For the three months ended September 30, 2019, selling, general and administrative (“SG&A”) expenses increased $3.4 million, or 5.3%, compared with the prior-year same period. As a percentage of net sales, it increased approximately 220 basis points to 18.5%.

For the three months ended September 30, 2019, net income was $13.2 million, compared with net income of $16.1 million for the prior-year same period, and net income attributable to common shareholders was $12.8 million, compared with net income attributable to common shareholders of $16.1 million for the prior-year same period.

Outlook

In 2019, we continue to execute the dynamic innovation and optimization phase of the Company’s value creation strategy, which includes organic and inorganic growth and optimization initiatives. We will be judicious through the remainder of 2019 with our strategic investments, which may include acquisitions, share repurchases and debt retirement, and remain mindful of our overall leverage.

We believe that global macro-economic uncertainties will continue through the remainder of 2019 and into 2020, which could result in continued slower growth across several industries and geographic regions, particularly outside North America. We expect this macro-landscape to impact our customers’ visibility and cause them to be more conservative in their order patterns. Some of the specialized markets for our functional coatings and color solutions products are subject to ramp-up and mature cycles, which also affects demand. The diversity of our customer base, industries served and global operations reduces any one market’s impact. However, we are actively advancing on optimization initiatives throughout our global footprint to increase productivity and efficiency and contribute to long-term, sustainable value creation. In addition, we expect to see continued favorable margin benefit from raw material costs lower than in 2018.

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

Results of Operations - Consolidated

Comparison of the three months ended September 30, 2019 and 2018

For the three months ended September 30, 2019, net income was $13.2 million, compared with net income of $16.1 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, net income attributable to common shareholders was $12.8 million, or earnings per share of $0.16, compared with net income attributable to common shareholders of $16.1 million, or earnings per share of $0.19, for the three months ended September 30, 2018.

Net Sales

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Net sales	$365,728	$395,163	$(29,435)	(7.4)%
Cost of sales	265,437	289,676	(24,239)	(8.4)%
Gross profit	$100,291	$105,487	$(5,196)	(4.9)%
Gross profit as a % of net sales	27.4%	26.7%

Net sales decreased by $29.4 million, or 7.4%, for the three months ended September 30, 2019, compared with the prior-year same period, driven by lower sales in Performance Coatings, Performance Colors and Glass, and Color Solutions of $13.5 million, $10.5 million, and $5.4 million, respectively. The decrease in net sales was driven by lower volume and mix of $29.7 million, unfavorable foreign currency impacts of $7.1 million, and unfavorable product pricing of $3.4 million, partially mitigated by sales from recent acquisitions of $10.8 million.

Gross Profit

Gross profit decreased $5.2 million, or 4.9%, for the three months ended September 30, 2019, compared with the prior-year same period, and as a percentage of net sales, it increased 70 basis points to 27.4%. The decrease in gross profit was attributable to lower gross profit in Performance Colors and Glass, Color Solutions, and Performance Coatings of $3.3 million, $1.1 million, and $0.8 million, respectively. The decrease in gross profit was primarily driven by lower sales volume and mix of $10.7 million, unfavorable product pricing of $3.4 million, higher manufacturing costs of $1.4 million, and unfavorable foreign currency impacts of $1.9 million, partially mitigated by lower raw material costs of $9.7 million and recent acquisitions of $2.6 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$188,237	$199,319	$(11,082)	(5.6)%
United States	85,417	98,956	(13,539)	(13.7)%
Asia Pacific	55,718	56,614	(896)	(1.6)%
Latin America	36,356	40,274	(3,918)	(9.7)%
Net sales	$365,728	$395,163	$(29,435)	(7.4)%

The decline in net sales of $29.4 million, compared with the prior-year same period, was driven by a decrease in sales from all regions. The decrease in sales from the United States was attributable to lower sales in Performance Colors and Glass, Color Solutions, and Performance Coatings, of $5.4 million, $4.9 million, and $3.2 million, respectively. The decrease in sales from EMEA was attributable to lower sales in Performance Coatings and Performance Colors and Glass of $6.0 million and $5.1 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Performance Coatings, Color Solutions, and Performance Colors and Glass of $2.6 million, $0.8 million, and $0.6 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Performance Coatings of $1.7 million, mitigated by an increase in sales from Performance Colors and Glass and Color Solutions of $0.6 million and $0.3 million, respectively.

The following table presents our sales on the basis of where sold products were shipped.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
EMEA	$171,410	$188,112	$(16,702)	(8.9)%
Asia Pacific	81,757	88,991	(7,234)	(8.1)%
United States	69,808	71,333	(1,525)	(2.1)%
Latin America	42,753	46,727	(3,974)	(8.5)%
Net sales	$365,728	$395,163	$(29,435)	(7.4)%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2019 and 2018.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$29,081	$30,570	(1,489)	(4.9)%
Research and development expenses	9,905	9,159	746	8.1%
Business development	8,866	4,261	4,605	108.1%
Incentive compensation	607	(489)	1,096	(224.1)%
Stock-based compensation	300	1,361	(1,061)	(78.0)%
Intangible asset amortization	2,054	2,042	12	0.6%
Pension and other postretirement benefits	335	328	7	2.3%
Bad debt	(43)	(64)	21	(32.8)%
All other expenses	16,618	17,176	(558)	(3.3)%
Selling, general and administrative expenses	$67,723	$64,344	$3,379	5.3%

SG&A expenses were $3.4 million higher in the three months ended September 30, 2019, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development expenses and incentive compensation, partially mitigated by lower personnel costs and stock-based compensation expenses.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	September 30,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Strategic services	$35,686	$37,084	$(1,398)	(3.8)%
Functional services	31,130	26,388	4,742	18.0%
Incentive compensation	607	(489)	1,096	(224.1)%
Stock-based compensation	300	1,361	(1,061)	(78.0)%
Selling, general and administrative expenses	$67,723	$64,344	$3,379	5.3%

Restructuring and Impairment Charges

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Employee severance	$2,754	$1,278	$1,476	115.5%
Goodwill impairment	3,100	—	3,100	NM
Other restructuring costs	372	1,283	(911)	(71.0)%
Restructuring and impairment charges	$6,226	$2,561	$3,665	143.1%

Restructuring and impairment charges increased in the third quarter of 2019 compared with the prior-year same period. The increase primarily relates to goodwill impairment charges within the Tile Coating Systems reporting unit and higher costs associated with integration of our recent acquisitions and optimization programs in the third quarter of 2019, compared with the prior-year same period.

Interest Expense

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Interest expense	$8,396	$8,632	$(236)	(2.7)%
Amortization of bank fees	968	911	57	6.3%
Interest swap amortization	(315)	(316)	1	(0.3)%
Interest capitalization	(911)	(674)	(237)	35.2%
Interest expense	$8,138	$8,553	$(415)	(4.9)%

Interest expense decreased in the third quarter of 2019 compared with the prior-year same period. The decrease in interest expense was due to a decrease in the average long-term debt balance and an increase in capitalized interest compared with the prior-year same period, offset by an increase in the average interest rate during the three months ended September 30, 2019.

Income Tax Expense

During the third quarter of 2019, income tax expense was $3.7 million, or 22.0% of pre-tax income. In the third quarter of 2018, income tax expense was $11.4 million, or 41.3% of pre-tax income. The tax expense in the third quarter of 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense for the third quarter of 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences and discrete items recorded in the period. The discrete items recorded in the third quarter of 2018 primarily include a reduction to the tax expense related to provision to return adjustments and an increase from the impact of resolving a foreign tax audit.

Results of Operations - Segment Information

Comparison of the three months ended September 30, 2019 and 2018

Performance Coatings

	Three Months Ended				Change due to
	September 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$162,391	$175,939	$(13,548)	(7.7)%	$(4,135)	$(13,575)	$(3,104)	$7,263	$3
Segment gross profit	35,436	36,257	(821)	(2.3)%	(4,135)	(660)	(695)	971	3,698
Gross profit as a % of segment net sales	21.8%	20.6%

Net sales decreased in Performance Coatings compared with the prior-year same period, primarily driven by decreases in sales of frits and glazes, colors, opacifiers, and porcelain enamel of $7.1 million, $4.9 million, $4.2 million, and $3.7 million, respectively, partially mitigated by increased sales from acquisitions. The decrease in net sales was driven by unfavorable volume and mix of $13.6 million, product pricing of $4.1 million, and foreign currency impacts of $3.1 million, partially mitigated by sales from acquisitions of $7.3 million. Gross profit decreased $0.8 million from the prior-year same period, primarily driven by unfavorable product pricing of $4.1 million, higher manufacturing costs of $1.8 million, unfavorable foreign currency impacts of $0.7 million, and lower sales volume and mix of $0.7 million, partially mitigated by lower raw material costs of $5.5 million and gross profit from acquisitions of $1.0 million.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$104,217	$110,261	$(6,044)	(5.5)%
Latin America	23,026	25,594	(2,568)	(10.0)%
Asia Pacific	26,184	27,914	(1,730)	(6.2)%
United States	8,964	12,170	(3,206)	(26.3)%
Total	$162,391	$175,939	$(13,548)	(7.7)%

The net sales decrease of $13.5 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of frits and glazes of $4.7 million, colors of $4.2 million, opacifiers of $2.8 million, and FAS of $1.1 million, partially mitigated by an increase in sales from Quimicer of $7.3 million. The decrease in sales from the United States was fully attributable to lower sales of porcelain enamel. The decrease in sales from Latin America was primarily driven by lower sales of opacifiers of $1.5 million and frits and glazes of $1.3 million. The decrease in sales from Asia Pacific was driven by lower sales of frits and glazes of $1.1 million, colors of $0.4 million, and FAS of $0.4 million.

Performance Colors and Glass

	Three Months Ended				Change due to
	September 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$112,742	$123,277	$(10,535)	(8.5)%	$966	$(9,811)	$(2,347)	$656	$1
Segment gross profit	36,829	40,095	(3,266)	(8.1)%	966	(5,210)	(760)	172	1,566
Gross profit as a % of segment net sales	32.7%	32.5%

Net sales decreased compared with the prior-year same period primarily due to lower sales in decoration, electronic, industrial, and automotive products of $5.0 million, $2.7 million, $2.0 million, and $1.9 million, respectively, partially mitigated by net sales from acquisitions of $0.7 million. The decrease in net sales was driven by unfavorable volume and mix of $9.8 million and foreign currency impacts of $2.3 million, partially mitigated by favorable product pricing of $1.0 million and sales from acquisitions of $0.7 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $5.2 million and foreign currency impacts of $0.8 million, partially mitigated by favorable product pricing of $1.0 million, manufacturing costs of $0.9 million, and raw material costs of $0.7 million.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$50,670	$55,782	$(5,112)	(9.2)%
United States	37,694	43,087	(5,393)	(12.5)%
Asia Pacific	19,123	18,564	559	3.0%
Latin America	5,255	5,844	(589)	(10.1)%
Total	$112,742	$123,277	$(10,535)	(8.5)%

The net sales decrease of $10.5 million was driven by lower sales from EMEA, the United States, and Latin America, partially mitigated by an increase in sales from Asia Pacific. The decrease in sales from the United States was primarily attributable to lower sales in electronic, decoration, industrial, and automotive products of $1.8 million, $1.8 million, $1.5 million, and $0.8 million, respectively. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, automotive, and electronic products of $2.9 million, $1.0 million, and $0.9 million, respectively. The decrease in sales from Latin America was primarily attributable to a decrease in sales of decoration products of $0.5 million. The increase in sales in Asia Pacific was primarily attributable to increases in decoration products of $0.2 million and industrial products of $0.3 million.

Color Solutions

	Three Months Ended				Change due to
	September 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$90,595	$95,947	$(5,352)	(5.6)%	$(271)	$(6,285)	$(1,659)	$2,864	$(1)
Segment gross profit	29,122	30,174	(1,052)	(3.5)%	(271)	(4,878)	(453)	1,485	3,065
Gross profit as a % of segment net sales	32.1%	31.4%

Net sales decreased compared with the prior-year same period, primarily due to decreased sales in surface technology products and pigment products of $4.6 million and $3.5 million, respectively, partially mitigated from increased sales from UWiZ and Diegel of $1.8 million and $1.0 million, respectively. The decrease in net sales was driven by lower volume and mix of $6.3 million and unfavorable foreign currency impacts of $1.7 million, partially offset by net sales from acquisitions of $2.9 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable volume and mix of $4.9 million, unfavorable foreign currency impacts of $0.5 million, and higher manufacturing costs of $0.4 million, partially mitigated by gross profit from lower raw material costs of $3.5 million and acquisitions of $1.5 million.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$38,759	$43,699	$(4,940)	(11.3)%
EMEA	33,350	33,276	74	0.2%
Asia Pacific	10,411	10,136	275	2.7%
Latin America	8,075	8,836	(761)	(8.6)%
Total	$90,595	$95,947	$(5,352)	(5.6)%

The net sales decrease of $5.4 million was primarily driven by lower sales from the United States and Latin America. The decrease in sales from the United States was primarily driven by lower sales in surface technology and pigment products of $4.4 million and $0.4 million, respectively. The decrease in sales from Latin America was primarily attributable to sales from pigment products of $0.9 million.

Comparison of the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, net income was $38.2 million, compared with net income of $69.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net income attributable to common shareholders was $37.3 million, or earnings per share of $0.45, compared with net income attributable to common shareholders of $69.1 million, or earnings per share of $0.82, for the nine months ended September 30, 2018.

Net Sales

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change

	(Dollars in thousands)
Net sales	$1,147,178	$1,216,934	$(69,756)	(5.7)%
Cost of sales	836,773	866,116	(29,343)	(3.4)%
Gross profit	$310,405	$350,818	$(40,413)	(11.5)%
Gross profit as a % of net sales	27.1%	28.8%

Net sales decreased by $69.8 million, or 5.7%, for the nine months ended September 30, 2019, compared with the prior-year same period, driven by lower sales in Performance Coatings, Performance Colors and Glass, and Color Solutions of $43.1 million, $17.8 million, and $8.9 million, respectively. The decrease in net sales was driven by lower volume and mix of $71.4 million and unfavorable foreign currency impacts of $26.3 million, partially mitigated by sales from acquisitions of $22.5 million and higher product pricing of $5.4 million.

Gross Profit

Gross profit decreased $40.4 million, or 11.5%, for the nine months ended September 30, 2019, compared with the prior-year same period, and as a percentage of net sales, it decreased approximately 170 basis points to 27.1%. The decrease in gross profit was primarily attributable to decreases in Performance Coatings, Performance Colors and Glass, and Color Solutions of $21.4 million, $13.1 million, and $6.6 million, respectively. The decrease in gross profit was primarily driven by lower sales volume and mix of $32.0 million, higher manufacturing costs of $21.7 million, and unfavorable foreign currency impacts of $12.1 million, partially mitigated by gross profit from lower raw material costs of $11.0 million, acquisitions of $10.7 million, and favorable product pricing of $2.9 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$604,441	$646,296	$(41,855)	(6.5)%
United States	275,073	281,984	(6,911)	(2.5)%
Asia Pacific	156,510	166,738	(10,228)	(6.1)%
Latin America	111,154	121,916	(10,762)	(8.8)%
Net sales	$1,147,178	$1,216,934	$(69,756)	(5.7)%

The decline in net sales of $69.8 million, compared with the prior-year same period, was driven by a decrease in sales from all regions. The decrease in sales from EMEA was attributable to lower sales in Performance Colors and Glass, Performance Coatings, and Color Solutions of $19.0 million, $18.9 million, and $4.0 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Performance Coatings and Color Solutions of $9.9 million and $1.4 million, respectively, partially mitigated by an increase in sales from Performance Colors and Glass of $0.5 million. The decrease in sales from Asia Pacific was attributable to lower sales in Performance Coating and Color Solutions of $8.0 million and $2.4 million, respectively, slightly offset by an increase in net sales in Performance Colors and Glass of $0.1 million. The decrease in sales from the United States was attributable to lower sales in Performance Coatings and Color Solutions of $6.3 million and $1.1 million, respectively, partially offset by an increase in sales in Performance Colors and Glass of $0.4 million.

The following table presents our sales on the basis of where sold products were shipped.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Geographic Revenues on a shipped-to basis
EMEA	$561,379	$611,532	$(50,153)	(8.2)%
Asia Pacific	251,729	253,975	(2,246)	(0.9)%
United States	210,721	209,707	1,014	0.5%
Latin America	123,349	141,720	(18,371)	(13.0)%
Net sales	$1,147,178	$1,216,934	$(69,756)	(5.7)%

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2019 and 2018.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$94,462	$97,477	$(3,015)	(3.1)%
Research and development expenses	31,132	30,263	869	2.9%
Business development	16,826	9,897	6,929	70.0%
Incentive compensation	2,161	5,008	(2,847)	(56.8)%
Stock-based compensation	5,945	5,217	728	14.0%
Intangible asset amortization	6,611	6,126	485	7.9%
Pension and other postretirement benefits	1,007	1,009	(2)	(0.2)%
Bad debt	725	430	295	68.6%
All other expenses	52,579	52,133	446	0.9%
Selling, general and administrative expenses	$211,448	$207,560	$3,888	1.9%

SG&A expenses were $3.9 million higher in the nine months ended September 30, 2019, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development expenses, research and development expenses, and stock-based compensation, partially mitigated by lower personnel expenses and incentive compensation.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Strategic services	$114,507	$117,905	$(3,398)	(2.9)%
Functional services	88,835	79,430	9,405	11.8%
Incentive compensation	2,161	5,008	(2,847)	(56.8)%
Stock-based compensation	5,945	5,217	728	14.0%
Selling, general and administrative expenses	$211,448	$207,560	$3,888	1.9%

Restructuring and Impairment Charges

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Employee severance	$6,782	$4,710	$2,072	44.0%
Goodwill impairment	9,020	—	9,020	NM
Other restructuring costs	2,811	5,725	(2,914)	(50.9)%
Restructuring and impairment charges	$18,613	$10,435	$8,178	78.4%

Restructuring and impairment charges increased in the nine months ended September 30, 2019, compared with the prior-year same period. The increase primarily relates to goodwill impairment charges within the Tile Coating Systems reporting unit, partially mitigated by lower costs associated with integration of our recent acquisitions and optimization programs in the first nine months of 2019.

Interest Expense

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Interest expense	$25,624	$23,582	$2,042	8.7%
Amortization of bank fees	2,780	2,684	96	3.6%
Interest swap amortization	(947)	(447)	(500)	111.9%
Interest capitalization	(2,259)	(1,104)	(1,155)	104.6%
Interest expense	$25,198	$24,715	$483	2.0%

Interest expense increased in the nine months ended September 30, 2019, compared with the prior-year same period. The increase in interest expense was due to increases in the average long-term debt balance and the average interest rate, offset by an increase in capitalized interest during the nine months ended September 30, 2019, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2019 was $13.2 million, or 25.6% of pre-tax income. Income tax expense for the nine months ended September 30, 2018 was $29.2 million, or 29.6% of pre-tax income. The tax expense for the nine months ended September 30, 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense for the nine months ended September 20, 2018, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences and discrete items recorded in the third quarter. The discrete items recorded in the third quarter of 2018 primarily include a reduction to the tax expense related to provision to return adjustments and an increase from the impact of resolving a foreign tax audit.

Results of Operations - Segment Information

Comparison of the nine months ended September 30, 2019 and 2018

Performance Coatings

	Nine Months Ended				Change due to
	September 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$510,970	$554,036	$(43,066)	(7.8)%	$(2,494)	$(44,584)	$(20,760)	$24,769	$3
Segment gross profit	108,903	130,319	(21,416)	(16.4)%	(2,494)	(13,350)	(5,294)	4,111	(4,389)
Gross profit as a % of segment net sales	21.3%	23.5%

Net sales decreased in Performance Coatings compared with the prior-year same period, primarily driven by decreases in sales of frits and glazes, colors, opacifiers, and porcelain enamel of $27.9 million, $13.6 million, $12.5 million, and $10.3 million, respectively, partially mitigated by sales of $24.8 million from acquisitions. The decrease in net sales was driven by unfavorable volume and mix of $44.6 million, foreign currency impacts of $20.8 million, and product pricing of $2.5 million, partially mitigated by sales from acquisitions of $24.8 million. Gross profit decreased $21.4 million from the prior-year same period, primarily driven by lower volume and mix of $13.4 million, higher manufacturing costs of $11.0 million, unfavorable foreign currency impacts of $5.3 million, and product pricing of $2.5 million, partially mitigated by gross profit from favorable raw material costs of $6.7 million and acquisitions of $4.1 million.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Segment net sales by Region
EMEA	$336,631	$355,510	$(18,879)	(5.3)%
Latin America	68,917	78,832	(9,915)	(12.6)%
Asia Pacific	74,974	82,990	(8,016)	(9.7)%
United States	30,448	36,704	(6,256)	(17.0)%
Total	$510,970	$554,036	$(43,066)	(7.8)%

The net sales decrease of $43.1 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of frits and glazes of $15.1 million, colors of $11.6 million, opacifiers of $8.7 million, and FAS of $2.9 million, partially mitigated by an increase in sales from Quimicer of $22.7 million. The decrease in sales from Latin America was primarily driven by lower sales of frits and glazes and opacifiers of $5.7 million and $3.8 million, respectively. The decrease in sales from Asia Pacific was driven by lower sales of frits and glazes and colors of $7.1 million and $1.6 million, respectively. The decrease in sales from the United States was fully attributable to lower sales of porcelain enamel.

Performance Colors and Glass

	Nine Months Ended				Change due to
	September 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$351,991	$369,809	$(17,818)	(4.8)%	$3,222	$(14,192)	$(12,556)	$5,707	$1
Segment gross profit	115,672	128,785	(13,113)	(10.2)%	3,222	(12,086)	(4,394)	2,121	(1,976)
Gross profit as a % of segment net sales	32.9%	34.8%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in decoration, automotive, and industrial products of $13.6 million, $8.8 million, and $3.4 million, respectively, partially mitigated by net sales from acquisitions of $5.7 million and higher sales in electronic products of $1.9 million. The decrease in net sales was driven by unfavorable volume and mix of $14.2 million and foreign currency impacts of $12.6 million, partially mitigated by net sales from acquisitions of $5.7 million and higher product pricing of $3.2 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $12.1 million, foreign currency impacts of $4.4 million, and manufacturing costs of $4.0 million, partially mitigated by higher product pricing of $3.2 million, gross profit from acquisitions of $2.1 million, and favorable raw material costs of $2.1 million.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change

	(Dollars in thousands)
Segment net sales by Region
EMEA	$161,850	$180,801	$(18,951)	(10.5)%
United States	119,126	118,682	444	0.4%
Asia Pacific	53,288	53,142	146	0.3%
Latin America	17,727	17,184	543	3.2%
Total	$351,991	$369,809	$(17,818)	(4.8)%

The net sales decrease of $17.8 million was primarily driven by lower sales from EMEA, partially mitigated by higher sales in the United States, Latin America, and Asia Pacific. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, electronic, industrial, and automotive products of $9.8 million, $4.1 million, $3.9 million, and $3.8 million, respectively, partially offset by a $2.6 million increase in sales from Diegel. The increase in sales from Latin America was attributable to an increase in sales of industrial products of $1.1 million, partially offset by a decrease in sales of automotive products of $0.7 million. The increase in sales from the United States was primarily attributable to an increase in sales of electronic products of $5.8 million and sales from MRA of $3.4 million, partially offset by lower sales of automotive, decoration, and industrial products of $3.5 million, $3.1 million, and $2.1 million, respectively. The increase in sales from Asia Pacific was primarily attributable to increased sales of industrial products of $1.5 million and electronics of $0.2 million, offset by lower sales of decoration products of $0.8 million and automotive products of $0.8 million.

Color Solutions

	Nine Months Ended				Change due to
	September 30,					Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$284,217	$293,089	$(8,872)	(3.0)%	$2,172	$(12,647)	$(8,716)	$10,320	$(1)
Segment gross profit	87,220	93,864	(6,644)	(7.1)%	2,172	(6,569)	(2,417)	4,507	(4,337)
Gross profit as a % of segment net sales	30.7%	32.0%

Net sales decreased compared with the prior-year same period, primarily due to lower sales of pigment products of $21.0 million, partially mitigated by increased sales in Diegel of $5.3 million, UWiZ of $5.0 million, and surface technology products of $1.4 million. The decrease in net sales was driven by unfavorable volume and mix of $12.6 million and foreign currency impacts of $8.7 million, partially mitigated by sales from acquisitions of $10.3 million and favorable product pricing of $2.2 million. Gross profit decreased from the prior-year same period, primarily due to lower sales volume and mix of $6.6 million, unfavorable manufacturing costs of $6.5 million, and foreign currency impacts of $2.4 million, partially mitigated by gross profit from acquisitions of $4.5 million, higher product pricing of $2.2 million, and favorable raw material costs of $2.2 million.

	Nine Months Ended
	September 30,

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$125,499	$126,598	$(1,099)	(0.9)%
EMEA	105,960	109,985	(4,025)	(3.7)%
Asia Pacific	28,248	30,606	(2,358)	(7.7)%
Latin America	24,510	25,900	(1,390)	(5.4)%
Total	$284,217	$293,089	$(8,872)	(3.0)%

The net sales decrease of $8.9 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $9.1 million, partially mitigated by sales from Diegel of $5.0 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of pigment products of $7.4 million, partially mitigated by increased sales from UWiZ of $5.0 million. The decrease in sales from Latin America was primarily attributable to lower sales of pigment products of $1.6 million. The decrease in sales from the United States was primarily driven by lower sales of pigment products of $2.9 million, partially offset by higher sales of surface technology products of $1.4 million.

Summary of Cash Flows for the nine months ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018	$ Change
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(67,240)	$35,686	$(102,926)
Net cash provided by (used in) investing activities	21,763	(111,919)	133,682
Net cash (used in) provided by financing activities	(6,416)	141,221	(147,637)
Effect of exchange rate changes on cash and cash equivalents	(667)	(2,261)	1,594
(Decrease) Increase in cash and cash equivalents	$(52,560)	$62,727	$(115,287)

The following table includes details of net cash provided by operating activities.

	Nine Months Ended
	September 30,
	2019	2018	$ Change
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$38,197	$69,602	$(31,405)
(Gain) loss on sale of assets	(947)	485	(1,432)
Depreciation and amortization	42,041	40,238	1,803
Interest amortization	2,780	2,684	96
Restructuring and impairment	9,837	4,277	5,560
Loss on extinguishment of debt	—	3,226	(3,226)
Accounts receivable	(78,082)	(36,439)	(41,643)
Inventories	(9,182)	(58,833)	49,651
Accounts payable	(63,452)	11,103	(74,555)
Other current assets and liabilities, net	3,735	(17,331)	21,066
Other adjustments, net	(12,167)	16,674	(28,841)
Net cash (used in) provided by operating activities	$(67,240)	$35,686	$(102,926)

Cash flows from operating activities. Cash flows from operating activities decreased $102.9 million during the nine months ended September 30, 2019 compared with the prior-year same period. The decrease in cash from operating activities was primarily due to a decrease in net income of $31.4 million, higher cash outflows for net working capital of $66.5 million and net other current assets, liabilities and other adjustments of $7.8 million.

Cash flows used in investing activities. Cash flows from investing activities increased $133.7 million during the nine months ended September 30, 2019 compared with the prior-year same period. The increase in cash from investing activities was primarily due to collections of financing receivables from the international receivable sales program (Note 8) of $60.9 million and lower cash outflows for business acquisitions and capital expenditures of $47.6 million and $23.3 million, respectively, in the nine months ended September 30, 2019, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $147.6 million during the nine months ended September 30, 2019 compared with the prior-year same period. During 2018, we paid off our Credit Facility and entered into our Amended Credit Facility, consisting of a $500 million secured revolving line of credit and $820 million secured term loan facilities. Further, compared to the prior-year same period, the purchase of treasury stock increased $8.0 million which was mitigated by an increase in cash flows of $25.4 million from proceeds from loans payables as compared to the prior year borrowings.

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

At September 30, 2019, the Company had borrowed $349.7 million under the Tranche B-1 Loans at an interest rate of 4.35%, $231.5 million under the Tranche B-2 Loans at an interest rate of 4.35%, and $226.6 million under the Tranche B-3 Loans at an interest rate of 4.35%. At September 30, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At September 30, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.12%, 3.03%, and 2.48%, respectively.

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

At September 30, 2019, there were $22.5 million borrowings under the 2018 Revolving Credit Facility at an interest rate of 4.27%. After reductions for outstanding letters of credit secured by these facilities, we had $472.9 million of additional borrowings available under the revolving credit facilities at September 30, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At September 30, 2019, we were in compliance with the covenants of the Amended Credit Facility.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.5 million for the three months ended September 30, 2019 and 2018 and were $2.2 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. We had on hand precious metals owned by participants in our precious metals program of $65.9 million at September 30, 2019, and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2019, or December 31, 2018, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The program, whose maximum capacity is €100 million, is scheduled to expire in December 2023. The outstanding principal amount of receivables sold under this program was $61.4 million at September 30, 2019 and $71.3 million at December 31, 2018. The carrying amount of deferred purchase price was $22.5 million at September 30, 2019 and $23.0 million at December 31, 2018, and is recorded in Other receivables.

Bank Guarantees and Standby Letters of Credit.

At September 30, 2019, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $6.0 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of September 30, 2019, we had $51.7 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. We had additional borrowing capacity of $493.0 million at September 30, 2019, and $525.6 million at December 31, 2018, available under our various credit facilities, primarily the 2018 Revolving Facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of September 30, 2019, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 2.98x, providing $72.9 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $214 million for rolling four quarters, based on reasonably consistent net debt levels with those as of September 30, 2019, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Variable-rate debt:
Carrying amount(1)	$834,320	$809,072
Fair value	832,451	796,846
Increase in annual interest expense from 1% increase in interest rates	2,967	2,680
Decrease in annual interest expense from 1% decrease in interest rates	(2,967)	(2,680)
Fixed-rate debt:
Carrying amount	7,943	8,362
Fair value	5,441	5,258
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	315,210	317,604
Carrying amount and fair value	(17,577)	(5,244)
Change in fair value from 1% increase in interest rates	11,959	13,945
Change in fair value from 1% decrease in interest rates	(10,829)	(13,508)
Cross currency swaps:
Notional amount	342,288	344,894
Carrying amount and fair value	28,662	17,104
Change in fair value from 10% appreciation of U.S. dollar	(34,182)	(35,455)
Change in fair value from 10% depreciation of U.S. dollar	39,201	40,575
Foreign currency forward contracts:
Notional amount	606,065	387,190
Carrying amount and fair value	(265)	(270)
Change in fair value from 10% appreciation of U.S. dollar	5,401	8,070
Change in fair value from 10% depreciation of U.S. dollar	(5,941)	(9,863)

(1) The carrying value of the term loan facility is net of unamortized debt issuance costs of $4.1 million and $4.8 million for the period ended September 30, 2019 and December 31, 2018, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the third quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints have been filed in the same court by 25 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane. An additional complaint has also been filed by the Hicksville Water District against the Company and others in New York State Supreme Court making substantially similar allegations and seeking damages of $900 million. The Company is likewise vigorously defending these additional actions.  The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2019:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased (1)	Paid per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
July 1, 2019 to July 31, 2019	—	$—	$—	$46,192,535
August 1, 2019 to August 31, 2019	336	$10.05	$—	$46,192,535
September 1, 2019 to September 30, 2019	—	$—	$—	$46,192,535
Total	336		$—

(1) Includes the surrender of the Company’s common shares in connection with the vesting of restricted awards.

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

FERRO CORPORATION (Registrant)

Date:	November 12, 2019
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.