Form 10-K
period 2019-12-31
FERRO CORP
filed 2020-03-02
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2019, was approximately $1,272,911,000.

On January 31, 2020, there were 82,019,374 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

Ferro develops and delivers innovative products to our customers based on our strengths in the following technologies:

•Particle Engineering — Our ability to design and produce very small particles made of a broad variety of materials, with precisely controlled characteristics of shape, size and particle distribution. We understand how to disperse these particles within liquid, paste and gel formulations.

•Color and Glass Science — Our understanding of the chemistry required to develop and produce pigments that provide color characteristics ideally suited to customers’ applications. We have a demonstrated ability to manufacture glass-based and certain other coatings with properties that precisely meet customers’ needs in a broad variety of applications.

•Surface Chemistry and Surface Application Technology — Our understanding of chemicals and materials used to develop products and processes that involve the interface between layers and the surface properties of materials.

•Formulation — Our ability to develop and manufacture combinations of materials that deliver specific performance characteristics designed to work within customers’ particular products and manufacturing processes.

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

Ferro’s operations are divided into the four business units, which comprise two reportable segments, listed below:

• Tile Coating Systems(1)
• Porcelain Enamel(2)
• Performance Colors and Glass
• Color Solutions

(1)Tile Coating Systems was historically a part of Performance Coatings reportable segment. As of December 31, 2019, the results of the Tile Coatings business portion of Tile Coating Systems are reported as discontinued operations, for financial reporting purposes.

(2)Porcelain Enamel, previously a part of the Performance Coatings reportable segment, is integrated into the Performance Colors and Glass reportable segment, for financial reporting purposes.

During the fourth quarter of 2019, we entered into a definitive agreement to sell substantially all of the assets and liabilities of the Tile Coating Systems business unit (the “Tile Coatings business”). The related assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Refer to Note 4 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of the potential sale of the Tile Coatings business. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Financial information about our segments is included herein in Note 21 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Markets and Customers

Ferro’s products are used in a variety of product applications, within the following markets:

• Appliances	• Electronics
• Automotive	• Industrial products
• Building and renovation	• Packaging
• Consumer products	• Sanitary

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

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2019, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

Backlog of Orders and Seasonality

Generally, there is no significant lead time between customer orders and delivery in any of our business segments. As a result, we do not consider that the dollar amount of backlogged orders believed to be firm is material information for an understanding of our business. Although not seasonal, in certain of our technology-driven markets, our customers’ business is often characterized by product campaigns with specific life cycles, which can result in uneven demand as product ramp-up periods are followed by down-cycle periods. As our innovation activity increases in line with our value creation strategy, we expect this type of business to also increase. This type of market operates on a different cycle from the majority of our business. We do not regard any material part of our business to be seasonal. However, customer demand has historically been higher in the second quarter when building and renovation markets are particularly active, and the second quarter has also normally been the strongest for sales and operating profit.

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
• Copper(1)
• Gold(1)
• Molybdenum(1)
• Silver(1)
• Vanadium(1)

(1)Primarily used by the Performance Colors and Glass and the Color Solutions reportable segments.

(2)Primarily used by the Tile Coating Systems and Porcelain Enamel business. As of December 31, 2019, Tile Coating Systems results are reported as discontinued operations and Porcelain Enamel has been integrated into the Performance Colors and Glass reportable segment.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials can have a significant impact on the financial performance of the related businesses. We attempt to pass through raw material cost increases to our customers.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with any particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2019 that significantly affected our manufacturing operations, but we are subject to volatile raw material costs or material availability that can affect our results of operations.

Environmental Matters

We handle, process, use and store hazardous materials as part of the production of some of our products. As a result, we operate production facilities that are subject to a broad array of environmental laws and regulations in the countries in which we operate, particularly for wastes, wastewater discharges and air emissions. In addition, some of our products are subject to restrictions under laws or regulations, such as California’s Proposition 65, the Toxic Substances and Control Act and the European Union’s (“EU”) chemical substances directive. The costs to comply with the complex environmental laws and regulations applicable to our operations are significant and will continue for the industry and us for the foreseeable future. These routine costs are expensed as they are incurred. While these costs may increase in the future, they are not expected to have a material impact on our financial position, liquidity or results of operations. We believe that we are in substantial compliance with the environmental laws and regulations applicable to our operations. We also believe that, to the extent that we may not be in compliance with such regulations, such non-compliance will not have a materially adverse effect on our financial position, liquidity or results of operations.

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental and health and safety protection and improvements in a timely manner consistent with available technology. Although we cannot precisely predict future environmental, health and safety spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental, health and safety protection were $4.5 million in 2019, $5.8 million in 2018, and $6.0 million in 2017. We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions or circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation-related efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information becomes available.

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

Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were $41.0 million in 2019, $40.1 million in 2018, and $36.2 million in 2017.

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

Employees

At December 31, 2019, we employed 5,922 full-time employees, including 5,271 employees in our foreign consolidated subsidiaries and 651 in the United States (“U.S.”). At December 31, 2019, 2,129 of our employees in our foreign consolidated subsidiaries were associated with the Tile Coatings business. Total employment decreased by 21 in our foreign subsidiaries and decreased by 116 in the U.S. from the prior year end primarily due to our cost optimization initiatives.

Collective bargaining agreements cover 11.5% of our U.S. workforce. Approximately 8.3% of all U.S. employees are affected by a labor agreement that expires in 2020, and we expect to complete the renewal of the agreement with no significant disruption to the related business. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Domestic and Foreign Operations

We began international operations in 1927. Our products are manufactured and/or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated Subsidiaries:

• Argentina	• France	• Luxembourg	• Spain
• Australia	• Germany	• Malaysia	• Taiwan
• Belgium	• India	• Mexico	• Thailand
• Brazil	• Indonesia	• Netherlands	• Turkey
• Canada	• Ireland	• Poland	• United Kingdom
• China	• Israel	• Portugal	• United States
• Colombia	• Italy	• Romania	• Vietnam
• Egypt	• Japan	• Russia

Unconsolidated Affiliates:

• China	• Egypt	• South Korea
• Ecuador	• Spain

Financial information for geographic areas is included in Note 21 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 60% of our net sales are outside of the U.S. We sell products into approximately 110 countries.

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

We sell our products to a wide variety of customers who supply many different market segments. Many of these market segments, including building and renovation, major appliances, transportation, and electronics, are cyclical or closely tied to consumer demand. Consumer demand may change and is difficult to accurately forecast. Change in demand and incorrect forecasts of demand or unforeseen reductions in demand can adversely affect costs and profitability due to factors, such as underused manufacturing capacity, excess inventory, or working capital needs. Our forecasting systems and modeling tools may not accurately predict changes in demand for our products or other market conditions.

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

We work to improve operating profit margins through activities such as growing sales, increasing economies of scale, raising prices, introducing new products, improving manufacturing processes, reformulating products, reducing the use of raw materials, and adopting purchasing techniques that lower costs or provide increased cost predictability. However, these activities depend on a combination of factors, including improved product design and engineering, effective manufacturing process control initiatives, cost-effective redistribution of production, and other efforts that may not be as successful as anticipated. Likewise, the success of sales growth and price increases depends not only on our actions but also on the strength of customer demand and competitors' pricing responses, which are not fully predictable. Failure to successfully implement actions to improve operating margins could adversely affect our financial performance.

The global scope of our operations exposes us to risks related to currency conversion rates, new and different regulatory schemes and changing economic, regulatory, social and political conditions around the world.

More than 60% of our net sales during 2019 were outside of the U.S. In order to support our customers, access regional markets and compete effectively, our operations are located around the world. Our operations are subject to multiple and changing economic, regulatory, social and political conditions and we are subject to risks relating to currency conversion rates. We also may encounter difficulties expanding into additional growth markets around the world. Other risks inherent in our operations include the following:

•New, different and unpredictable legal and regulatory requirements and enforcement mechanisms in the U.S. and other countries;

•Challenges related to obtaining export licenses, import or export duties or import quotas, export controls and restrictions administered by, for example, the Office of Foreign Assets Controls or other trade restrictions or barriers;

•Increased costs, and decreased availability, of transportation or shipping;

•Credit risks and financial conditions of local customers and distributors;

•Risk of nationalization of private enterprises by governments, or restrictions on investments;

•Potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•Political, economic and social conditions, including the possibility of hyperinflationary conditions, deflation, organized crime and political instability in certain countries.

We have subsidiaries in Egypt, Israel, Turkey, Mexico and Columbia, which are located in or near regions that are politically volatile or subject to high levels of crime and violence. Such conditions could potentially impact our ability to operate and to recover both the cost of our investments and earnings from those investments. While we attempt to anticipate these circumstances and manage our business appropriately in each location where we do business, these circumstances are often beyond our control and difficult to forecast.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the recent outbreak of a new strain of coronavirus in Wuhan, China, has resulted in disruptions or restrictions on our ability to travel and temporary closures of our operations in China. The coronavirus may impact the global economy, our ability, as well as the ability of our customers and suppliers, to manufacture products and may reduce demand in our markets which could result in an impact to our financial results. Currently, it is not possible for us to determine the financial impact of the coronavirus, if any.

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

We purchase energy and many raw materials to manufacture our products. Changes in their availability or price could affect our ability to manufacture enough products to meet customers’ demands or to manufacture products profitably. We try to maintain multiple sources of raw materials and supplies where practical, but this may not prevent changes in their availability or cost and, for certain raw materials, there may not be alternative sources. We may not be able to pass cost increases through to our customers. Significant disruptions in availability or cost increases could adversely affect our manufacturing volume or costs, which could negatively affect product sales or profitability of our operations.

We operate in regions of the world where it can be difficult for a multi-national company, such as Ferro, to compete lawfully with local competitors, which may cause us to lose business opportunities.

We pursue business opportunities around the world and many of our most promising growth opportunities are in markets such as, the People’s Republic of China, Latin America, the Asia Pacific region, India and the Middle East. Although we have been able to compete successfully in those markets to date, local laws and customs can make it difficult for a multi-national company, such as Ferro, to compete on a “level playing field” with local competitors without engaging in conduct that would be illegal under U.S. or other countries’ anti-bribery laws. Our strict policy of observing the highest standards of legal and ethical conduct may cause us to lose some otherwise attractive business opportunities to competitors in these regions.

We have undertaken and continue to undertake optimization initiatives, to rationalize our operations and improve our operating performance, but we may not be able to implement and/or administer these initiatives in the manner contemplated and these initiatives may not produce the desired results.

We have undertaken, and intend to continue undertaking, optimization initiatives to rationalize our operations to improve our operational performance. These initiatives may involve, among other things, changes to the operations of recently acquired business, the transfer of manufacturing to new or existing facilities, the divestiture of certain assets, and restructuring programs that involve plant closures and staff reductions, which could be material in their nature with respect to the investments, costs and potential benefits. These initiatives also may involve changes in the management and delivery of functional services. Although we expect these initiatives to help us achieve operational efficiencies and cost savings, we may not be able to implement and/or administer these initiatives in the manner contemplated, which could cause the initiatives to fail to achieve the desired results. In addition, transfer and consolidation of manufacturing operations may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant inefficiencies and other issues at the receiving site as it starts up, the need for requalification of our products and for ISO or other certifications of our products. We may experience shortages of affected products, delays and higher than expected expenses. Changes in functional services may prove ineffective, inefficient and disruptive. Accordingly, the initiatives that we have implemented and those that we may implement in the future may not improve our operating performance and may not help us achieve cost savings. Failure to successfully implement and/or administer these initiatives could have an adverse effect on our financial performance.

Our businesses depend on a continuous stream of new products and services, and failure to introduce new products and services could affect our sales, profitability and liquidity.

We strive to remain competitive through innovation, including by continually developing and introducing new and improved products and services. Customers evaluate our products and services in comparison to those offered by our competitors. A failure to introduce new products and services at the right time that are price competitive and that meet the needs of our customers could adversely affect our sales, or could require us to respond by lowering prices. In addition, when we invest in new product development, we face risks related to production delays, cost over-runs and unanticipated technical difficulties, which could impact sales, profitability and/or liquidity.

Divestiture of our tiles coating systems business may materially adversely affect our financial condition, results of operations or cash flows

In December 2019, we announced that we had entered into an asset and stock purchase agreement pursuant to which Ferro has agreed to sell Ferro’s global tile coating systems business (the “Tile Coatings business”) to Pigments Spain S.L. The consummation of the sale of the Tile Coatings business is subject to the satisfaction or waiver of certain closing conditions, including the receipt of antitrust approvals in certain foreign jurisdictions, and there is the potential that the transaction will not be completed. In addition, divestitures involve risks, including difficulties in the separation of operations, services, products, IT systems and personnel, the diversion of management’s attention from other business matters, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. We cannot be certain that we will be successful in managing these or any other significant risks that we encounter in divesting the Tile Coatings business.

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

In addition, third-party service providers are responsible for managing a significant portion of our information systems, and we are subject to risk because of possible information privacy and security breaches of those third parties. Any system failure, accident or security breach involving our or a third-party’s information system could result in disruptions to our operations. A breach in the security of our information systems could include the theft of our intellectual property or trade secrets, negatively impact our manufacturing operations, or result in the compromise of personal information of our employees, customers or suppliers. While we have, from time to time, experienced system failures, accidents and security breaches involving our information systems, these incidents have not had a material impact on our operations. To the extent that any system failure, accident or security breach results in material disruptions to our operations or the theft, loss or disclosure of, or damage to, material data or confidential information, our reputation, business, financial condition, and results of operations could be materially adversely affected.

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

We strive to maintain our production facilities and conduct our manufacturing operations in a manner that is safe and in compliance with all applicable environmental, health and safety regulations. Compliance with changing regulations, or other circumstances, may require us to make significant capital investments, incur training costs, make changes in manufacturing processes or product formulations, or incur costs that could adversely affect our profitability, and violations of these laws could lead to substantial fines and penalties. These costs may not affect competitors in the same way that they affect us due to differences in product formulations, manufacturing locations or other factors, and we could be at a competitive disadvantage, which might adversely affect financial performance.

Our business could be adversely affected by safety, environmental, social and product stewardship issues.

We may be impacted by and may not be able to adequately address safety, human health, social, product liability and environmental risks associated with our current and historical products, product life cycles, and production processes and the obligations that follow from them. This could adversely impact employees, communities, stakeholders, the environment, our reputation and our business, financial condition, and the results of our operations. Public perception of the risks associated with our current or past products, their respective life cycles, and production processes could impact product acceptance and influence the regulatory environment in which we operate.

Certain of the markets for our products and services are highly competitive and subject to intense price competition, which could adversely affect our sales and earnings performance.

Our customers typically have multiple suppliers from which to choose. If we are unwilling or unable to provide products and services at competitive prices, and if other factors, such as product performance and value-added services, do not provide an offsetting competitive advantage, customers may reduce, discontinue, or decide not to purchase our products. If we could not secure alternate customers for lost business, our sales and earnings performance could be adversely affected.

Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.

The processing and storage of certain information is increasingly subject to privacy and data security regulations and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe and elsewhere, including but not limited to the California Consumer Privacy Act and the General Data Protection Regulation (the “GDPR”), are uncertain, evolving and may be inconsistent among jurisdictions. Complying with these various laws may be difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. We may be required to expend additional resources to continue to enhance our information privacy and security measures, investigate and remediate any information security vulnerabilities and/or comply with regulatory requirements.

Changes in U.S. and other governments’ trade policies and other factors beyond our control may adversely impact our business, financial condition and results of operations.

Tariffs, retaliatory tariffs or other trade restrictions on products and materials that we or our customers and suppliers export or import could affect demand for our products. Direct or indirect consequences of tariffs, retaliatory tariffs or other trade restrictions may also alter the competitive landscape of our products in one or more regions of the world. Trade tensions or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact our business, financial condition and results of operations.

We are subject to a number of restrictive covenants under our revolving credit facility, which could affect our flexibility to fund ongoing operations and strategic initiatives, and, if we are unable to maintain compliance with such covenants, could lead to significant challenges in meeting our liquidity requirements.

Our Amended Credit Facility, entered into on April 25, 2018, contains a number of restrictive covenants, including those described in more detail in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions and limitations on certain types of investments. The Amended Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility may be accelerated and become immediately due and payable. The Amended Credit Facility is described in more detail in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

We depend on external financial resources, and the economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

At December 31, 2019, we had approximately $807.6 million of short-term and long-term debt with varying maturities and approximately $71.1 million of off-balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, and sourcing of certain raw materials. Our continued access to capital markets and the stability of our lenders, customers and financial partners, and their willingness to support our needs, are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

In addition, on July 27, 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark by the end of calendar year 2021. The expected discontinuation of LIBOR may require us to amend certain agreements governing our debt and, although the U.S. and other jurisdictions are working to replace LIBOR with alternative reference rates, we cannot predict what alternative index, margin adjustments and related terms would be negotiated with our counterparties. As a result, our interest expense could increase.

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

If we are unable to attract and retain key personnel, our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management. The loss of the services of a key member of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new skilled employees, our business could be materially adversely affected.

We are exposed to lawsuits, governmental investigations and proceedings relating to current and historical operations and products, which could harm our business.

We are from time to time exposed to certain lawsuits, governmental investigations and proceedings relating to current and historical operations and products, which may include claims involving product liability, environmental compliance, hazardous materials, infringement of intellectual property rights of third parties, work place safety, employment and other claims. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. Lawsuits or claims, if they were to result in a ruling adverse to us or otherwise result in an obligation on the part of the Company, could give rise to substantial liability, which could have a material adverse effect on our business, financial condition, or results of operations.

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

To fully realize the carrying value of our net deferred tax assets, we will have to generate adequate taxable profits in various tax jurisdictions. At December 31, 2019, we had $83.8 million of net deferred tax assets, after valuation allowances. If we do not generate adequate profits within the time periods required by applicable tax statutes, the carrying value of the tax assets will not be realized. If it becomes unlikely that the carrying value of our net deferred tax assets will be realized, the valuation allowances may need to be increased in our consolidated financial statements, adversely affecting results of operations. Further information on our deferred tax assets is presented in Note 11 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Interest rates on some of our borrowings are variable, and our borrowing costs could be adversely affected by interest rate increases.

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2019, that a one percent increase in interest rates would cause interest expense to increase by $2.7 million annually. Although interest rates have remained relatively stable over the past few years, future increases could raise our cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 9 to the consolidated financial statements under Item 8 of this Form 10-K.

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

Furthermore, approximately 11.5% of our U.S. employees as of December 31, 2019, are subject to collective bargaining arrangements or similar arrangements. Approximately 8.3% of all U.S. employees are affected by a labor agreement that expires in 2020. While we expect to be able to renew these  agreements without significant disruption to our business when they are scheduled to expire, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Employee benefit costs, including postretirement costs, constitute a significant element of our annual expenses, and funding these costs could adversely affect our financial condition.

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

We are exposed to intangible asset risk, and a write down of our intangible assets could have an adverse impact on our operating results and financial position.

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

We are taking steps to generate a higher return on our investments. There are risks associated with the implementation of these steps, which may be complicated and may involve substantial capital investment. To the extent we fail to achieve these strategies, our results of operations may be adversely affected.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease our corporate headquarters, which is located at 6060 Parkland Blvd., Mayfield Heights, Ohio. The Company owns other corporate facilities worldwide. We own principal manufacturing plants that range in size from 21,000 sq. ft. to over 700,000 sq. ft. Plants we own with more than 250,000 sq. ft. are located in Spain; Germany; Belgium; Colombia; Mexico; Cleveland, Ohio; and Penn Yan, New York. The locations of these principal manufacturing plants by reportable segment are as follows:

Color Solutions — U.S.: Penn Yan, New York and Norcross, Georgia. Outside the U.S.: Colombia, China, India, Belgium, France, Romania and Spain.

Performance Colors and Glass — U.S.: Washington, Pennsylvania; King of Prussia, Pennsylvania and Orrville, Ohio. Outside the U.S.: Brazil, China, France, Germany, Mexico, Portugal, Spain, and the United Kingdom.

In addition, we lease manufacturing facilities for the Performance Colors and Glass reportable segment in the United Kingdom; Germany; Japan; Israel; Turkey; North Adams, Massachusetts; and Vista, California. We also lease manufacturing facilities in Taiwan for Color Solutions. Manufacturing plants in Argentina, Egypt, Indonesia, Italy, Poland and Thailand, which were historically reported in the legacy Performance Coatings reportable segment, are considered held-for-sale as of December 31, 2019. In some instances, the manufacturing facilities are used for two or more segments. Leased facilities range in size from 12,000 sq. ft. to over 100,000 sq. ft.

Item 3 — Legal Proceedings

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints were filed in the same court by 25 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane. An additional complaint also was filed by the Hicksville Water District against the Company and others in New York State Supreme Court making substantially similar allegations and seeking damages of $900 million. The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

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

Item 4 — Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The executive officers of the Company as of March 2, 2020, are listed below, along with their ages and business experience during the past five years. The year indicates when the individual was named to the indicated position with Ferro, unless otherwise indicated.

Peter T. Thomas — 64

Chairman of the Board of Directors, 2014

President and Chief Executive Officer, 2013

Mark H. Duesenberg — 58

Vice President, General Counsel and Secretary, 2008

Benjamin J. Schlater — 44

Group Vice President and Chief Financial Officer, 2019

Vice President and Chief Financial Officer, 2016

Vice President, Corporate Development and Strategy, 2015

Treasurer and Head of Corporate Development, Strategic and Financial Planning and Risk Management — Veyance Technologies, a global manufacturing company, 2007

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2020, we had 793 shareholders of record for our common stock, and the closing price of the common stock was $13.68 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2019, to that of the Standard & Poor’s 500 Index and the Standard & Poor’s MidCap Specialty Chemicals Index. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2014. At December 31, 2019, the closing price of our common stock was $14.83 per share.

Our Board of Directors has not declared any dividends on common stock during 2019 or 2018. The Company’s Amended Credit Facility restricts the amount of dividends we can pay on our common stock. Any future dividends declared would be at the discretion of our Board of Directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

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

The Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million during 2019. The Company repurchased 1,470,791 shares of common stock at an average price of $19.59 per share for a total cost of $28.8 million during 2018. As of December 31, 2019, $46.2 million remains authorized under the program for the repurchase of common stock.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2019:

			Total Number of	Maximum Dollar
			Share Purchased	Amount that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs
	(Dollars in thousands, except for per share amounts)
October 1, 2019 to October 31, 2019	—	$—	—	$46,192,535
November 1, 2019 to November 30, 2019	—	$—	—	$46,192,535
December 1, 2019 to December 31, 2019	342	$14.52	—	$46,192,535
Total	342		—

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

	2019	2018	2017(1)	2016(1)	2015(1)
	(Dollars in thousands, except for per share data)
Net sales	$1,018,366	$1,082,223	$996,382	$794,465	$728,579
Income from continuing operations	35,392	56,920	36,902	38,123	80,024
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	0.41	0.67	0.43	0.44	0.93
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	0.41	0.66	0.43	0.43	0.92
Cash dividends declared per common shares	-	-	-	-	-
Total assets(2)	1,834,621	1,866,076	1,682,202	1,283,769	1,225,351
Long-term debt, including current portion	807,565	815,002	735,267	563,033	470,805

(1)Long-term debt, including current portion for indicated years include portions attributable to discontinued operations. Refer to Note 4 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional details related to the sale of our Tile Coatings business.

(2)Total assets for 2019 and 2018 include loans receivables of $23.7 million and $53.6 million, respectively, which were previously eliminated as intercompany amounts are expected to be assumed by the Tile Coatings business buyer. The related liabilities are classified as current and non-current liabilities held-for-sale in the consolidated financial statements.

In 2019, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02. The ASU requires the recognition of a lease asset on the balance sheet for operating leases with a term greater than one year. The adoption resulted in $28.6 million recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended December 31, 2019, net sales decreased $63.9 million, or 5.9%, compared with 2018. Net sales decreased by $42.5 million and $21.4 million in Performance Colors and Glass and Color Solutions, respectively. Gross profit decreased $30.9 million compared with 2018; as a percentage of net sales, it decreased approximately 110 basis points to 30.3%, from 31.4% in the prior year. The decrease in gross profit was primarily attributable to decreases across both our segments, with decreases in Performance Colors and Glass and Color Solutions of $18.9 million and $9.9 million, respectively.

For the year ended December 31, 2019, selling, general and administrative (“SG&A”) expenses decreased $7.5 million, or 3.4%, compared with 2018. As a percentage of net sales, SG&A expenses increased 60 basis points from 20.3% in 2018 to 20.9% in 2019.

For the year ended December 31, 2019, net income was $7.4 million, compared with net income of $80.9 million in 2018, and net income attributable to common shareholders was $6.0 million, compared with net income attributable to common shareholders of $80.1 million in 2018. Income from continuing operations was $35.4 million for the year ended December 31, 2019, compared with $56.9 million in 2018.

As previously disclosed on January 17, 2019, the Company has been expanding its production facility in Villagran, Mexico, which will become the Company’s Manufacturing Center of Excellence for the Americas. The expansion of the Villagran facility is expected to significantly increase the revenue generated from products manufactured at that facility. With the expanded capacity in Villagran, the Company plans to (i) discontinue the production of glass enamels, other industrial specialty products, such as architectural glass coatings, and pigments at its Washington, Pennsylvania facility over the course of 2020 and (ii) discontinue production of porcelain enamel products at its Cleveland, Ohio facility. As part of this optimization initiative, the Company is expanding its King of Prussia, Pennsylvania facility. Conductive glass coatings production will be discontinued at the Washington, Pennsylvania facility and will be produced at the King of Prussia, Pennsylvania facility, and the Company’s operations at its Vista, California facility will be transferred to the King of Prussia, Pennsylvania facility. In addition, the Company plans to move its Americas research and development center for glass products to its technology center in Independence, Ohio, where the Company is investing in expanded laboratory facilities. The Washington, Pennsylvania facility is expected to remain in operation until sometime in 2020. Production of specialty glasses for electronics applications will continue at the Cleveland, Ohio facility, and the Company plans to invest in the facility to equip it to serve as a logistics center. The Cleveland, Ohio facility also will serve as the Americas research and development center for the porcelain enamel business.

2019 Transactional Activity

During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been a part of our Performance Coatings reportable segment. As further discussed in Note 4 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets and the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

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

Outlook

Global economic conditions and slowing growth outside the U.S. presented challenges in 2019. Like many companies in our industry, Ferro experienced weaker demand in certain end markets and geographic regions. Order patterns and inventory destocking in some higher-end markets contributed to the weaker demand. Foreign exchange rates also caused headwinds throughout 2019.

In the fourth quarter of 2019, the Company announced a definitive agreement to divest its Tile Coatings business, which when completed will improve the geographic balance and reduce manufacturing and end market exposure to more cyclical industries such as construction. The remaining business is more fully focused on higher-growth industries where the Company’s market-leading technology, innovation and customer-centric service generate higher gross margins.

In 2020, we will transition the portfolio and organization while continuing to execute the dynamic innovation and optimization phase of our value creation strategy, which includes organic and inorganic growth and optimization. We expect organic growth through new products and positioning our portfolio to continue to transition to the higher end of our target markets. We intend to invest to advance the business through acquisitions, share repurchases or debt repayment depending on what we deem to be the best option at any given time. We are implementing optimization initiatives throughout the company to increase efficiency, productivity and profitability.

Although we expect a level of macro-economic uncertainty in 2020, we expect demand will continue for our technology-driven functional coatings and color solutions in the niche markets we focus on, and that we will continue to develop innovative new products. We have identified a number of optimization opportunities in our manufacturing and logistics operations and will continue to implement strategic optimization initiatives.

Foreign currency rates may continue to be volatile through 2020 and changes in interest rates could adversely impact reported results. We expect cash flow from operating activities to continue to be positive for 2020, providing additional liquidity.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations - Consolidated

Comparison of the years ended December 31, 2019 and 2018

For the year ended December 31, 2019, net income from continuing operations was $35.4 million, compared with $56.9 million in 2018. For the year ended December 31, 2019, net income attributable to common shareholders was $6.0 million, or $0.07 earnings per share, compared with $80.1 million, or $0.95 earnings per share in 2018.

Net Sales

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,018,366	$1,082,223	$(63,857)	(5.9)%
Cost of sales	709,550	742,488	(32,938)	(4.4)%
Gross profit	$308,816	$339,735	$(30,919)	(9.1)%
Gross profit as a % of net sales	30.3%	31.4%

Net sales decreased by $63.9 million, or 5.9%, in the year ended December 31, 2019, compared with the prior year, with decreased sales in Performance Colors and Glass and Color Solutions of $42.5 million and $21.4 million, respectively.

Gross Profit

Gross profit decreased $30.9 million, or 9.1%, in 2019 to $308.8 million, compared with $339.7 million in 2018 and, as a percentage of net sales, it decreased 110 basis points to 30.3%. The decrease in gross profit was attributable to decreases in both of our segments, with decreases in Performance Colors and Glass and Color Solutions of $18.9 million and $9.9 million, respectively. The decrease in gross profit was primarily attributable to lower sales volumes and mix of $29.9 million, higher manufacturing and product costs of $15.7 million and unfavorable foreign currency impacts of $8.9 million, partially offset by lower raw material costs of $13.5 million, gross profit from acquisitions of $6.6 million and favorable product pricing of $5.5 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$435,131	$470,401	$(35,270)	(7.5)%
United States	359,267	379,913	(20,646)	(5.4)%
Asia Pacific	139,916	145,291	(5,375)	(3.7)%
Latin America	84,052	86,618	(2,566)	(3.0)%
Net sales	$1,018,366	$1,082,223	$(63,857)	(5.9)%

The decrease in net sales of $63.9 million, compared with 2018, was driven by lower sales across all regions. The decrease in sales from EMEA was attributable to lower sales in Performance Colors and Glass and Color Solutions of $30.1 million and $5.2 million, respectively. The decrease in sales from the United States was attributable to lower sales in Color Solutions and Performance Colors and Glass of $11.1 million and $9.5 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Color Solutions and Performance Colors and Glass of $4.2 million and $1.2 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Performance Colors and Glass and Color Solutions of $1.7 million and $0.9 million, respectively.

Selling, General and Administrative Expense

The following table includes SG&A components with significant changes between 2019 and 2018:

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$93,336	$95,657	$(2,321)	(2.4)%
Research and development expenses	40,961	40,097	864	2.2%
Business development	4,989	6,441	(1,452)	(22.5)%
Incentive compensation	2,459	7,391	(4,932)	(66.7)%
Stock-based compensation	7,406	8,441	(1,035)	(12.3)%
Intangible asset amortization	6,430	6,244	185	3.0%
Pension and other postretirement benefits	941	968	(27)	(2.8)%
Bad debt	808	511	297	58.1%
All other expenses	55,154	54,196	958	1.8%
Selling, general and administrative expenses	$212,485	$219,947	$(7,462)	(3.4)%

SG&A expenses were $7.5 million lower in 2019 compared with the prior year. As a percentage of net sales, SG&A expenses increased 60 basis points from 20.3% in 2018 to 20.9% in 2019. The lower SG&A expenses compared with the prior year were primarily driven by lower personnel expenses. The decrease in incentive compensation is the result of the Company’s performance relative to targets for certain awards compared to the prior year and the decrease in stock-based compensation expense of $1.0 million is the result of the Company’s performance relative to targets for certain awards compared with the prior year, as well as decreases in the Company’s stock price.

The following table presents SG&A expenses attributable to sales, research and development, and operations costs as strategic services and presents other SG&A costs as functional services.

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Strategic services	$103,603	$110,491	$(6,888)	(6.2)%
Functional services	99,017	93,624	5,393	5.8%
Incentive compensation	2,459	7,391	(4,932)	(66.7)%
Stock-based compensation	7,406	8,441	(1,035)	(12.3)%
Selling, general and administrative expenses	$212,485	$219,947	$(7,462)	(3.4)%

Restructuring and Impairment Charges

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Employee severance	$7,163	$3,560	$3,603	101.2%
Other restructuring costs	3,792	3,556	236	6.6%
Restructuring and impairment charges	$10,955	$7,116	$3,839	53.9%

Restructuring and impairment charges increased $3.8 million in 2019, compared with 2018. The increase primarily relates to higher employee costs associated with our recent optimization programs in 2019. During the second and third quarters of 2019, the Company recorded $9.0 million of goodwill impairment charges related to our Tile Coatings business, which was historically recorded within our Performance Coatings reportable segment. The goodwill impairment charge recorded was a result of the finalization of purchase accounting of the recent Quimicer, FMU, and Gardenia acquisitions that changed the carrying amount of net assets attributable to the reporting unit that represented an impairment indicator. Based on our 2019 annual impairment test performed as of October 31, 2019, the Company recorded additional goodwill impairment charges of $33.5 million associated with the Tile Coatings business. The impairment charge and related assets are recorded within discontinued operations and as assets held-for-sale, respectively, in our consolidated financial statements as of December 31, 2019.

Interest Expense

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Interest expense	$24,888	$22,540	$2,348	10.4%
Amortization of bank fees	3,755	3,577	178	5.0%
Interest swap amortization	(1,263)	(762)	(501)	65.7%
Interest capitalization	(3,078)	(1,696)	(1,382)	81.5%
Interest expense	$24,302	$23,659	$643	2.7%

Interest expense in 2019 increased $0.6 million compared with 2018. The increase in interest expense was primarily due to an increase in the average long-term debt balance during 2019, compared with 2018, partially offset by increased interest capitalization during 2019 and interest swap amortization.

Income Tax Expense

In 2019, we recorded an income tax expense of $8.1 million, or 18.7 % of income before income taxes, compared to an income tax expense of $14.1 million, or 19.9% of income before income taxes in 2018. The 2019 effective tax rate is less than the statutory income tax rate of 21% primarily as a result of a net effect of a $7.6 million net benefit related to the release of valuation allowances related to deferred tax assets that were utilized in the current year or are deemed no longer necessary based upon changes in the current and expected future years of operating profits and a $4.3 million net expense related to foreign tax rate differences. The 2018 effective tax rate is less than the statutory income tax rate of 21% primarily as a result of a net effect of a $4.3 million net benefit related to the release of valuation allowances related to deferred tax assets that were utilized in the current year or are deemed no longer necessary based upon changes in the current and expected future years of operating profits and a $5.3 million net expense related to foreign tax rate differences.

Comparison of the years ended December 31, 2018 and 2017

For the year ended December 31, 2018, income from continuing operations was $56.9 million, compared with $36.9 million in 2017. For the year ended December 31, 2018, net income attributable to common shareholders was $80.1 million, or $0.95 earnings per share, compared with net income attributable to common shareholders of $57.1 million, or $0.68 earnings per share in 2017.

Net Sales

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,082,223	$996,382	$85,841	8.6%
Cost of sales	742,488	669,663	72,825	10.9%
Gross profit	$339,735	$326,719	$13,016	4.0%
Gross profit as a % of net sales	31.4%	32.8%

Net sales increased by $85.8 million, or 8.6%, in the year ended December 31, 2018, compared with the prior year, with increased sales in Performance Colors and Glass and Color Solutions of $52.8 million and $33.0 million, respectively. The increase in net sales was driven by both acquisitions and organic growth. Organic sales increased in Performance Colors and Glass by $32.7 million and Color Solutions by $28.1 million.

Gross Profit

Gross profit increased $13.0 million, or 4.0%, in 2018 to $339.7 million, compared with $326.7 million in 2017 and, as a percentage of net sales, it decreased 140 basis points to 31.4%. The increase in gross profit was attributable to increases in both of our segments, with increases in Color Solutions and Performance Colors and Glass of $11.2 million and $3.2 million, respectively. The increase in gross profit was primarily attributable to favorable product pricing of $25.9 million, gross profit from acquisitions of $6.0 million, higher sales volumes and mix of $6.0 million, favorable foreign currency impacts of $3.5 million and lower manufacturing and product costs of $3.5 million, partially offset by higher raw material costs of $30.5 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Geographic Revenues on a sales origination basis
EMEA	$470,401	$419,101	$51,300	12.2%
United States	379,913	356,483	23,430	6.6%
Asia Pacific	145,291	132,025	13,266	10.0%
Latin America	86,618	88,773	(2,155)	(2.4)%
Net sales	$1,082,223	$996,382	$85,841	8.6%

The increase in net sales of $85.8 million, compared with 2017, was driven by higher sales from EMEA, the United States and Asia Pacific, partially offset by a decrease in sales in Latin America. The increase in sales from EMEA was attributable to higher sales in Performance Colors and Glass and Color Solutions of $43.3 million and $8.0 million, respectively. The increase in sales from the United States was attributable to higher sales in Color Solutions and Performance Colors and Glass of $18.2 million and $5.2 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Performance Colors and Glass and Color Solutions of $8.0 million and $5.3 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Performance Colors and Glass of $3.7 million, partially mitigated by higher sales in Color Solutions of $1.5 million.

Selling, General and Administrative Expense

The following table includes SG&A components with significant changes between 2018 and 2017.

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Personnel expenses (excluding R&D personnel expenses)	$95,657	$91,665	$3,992	4.4%
Research and development expenses	40,097	36,251	3,846	10.6%
Business development	6,441	9,566	(3,125)	(32.7)%
Incentive compensation	7,391	11,690	(4,299)	(36.8)%
Stock-based compensation	8,441	11,770	(3,329)	(28.3)%
Intangible asset amortization	6,244	8,091	(1,846)	(22.8)%
Pension and other postretirement benefits	968	936	32	3.5%
Bad debt	511	35	476	1,375.7%
All other expenses	54,196	47,287	6,909	14.6%
Selling, general and administrative expenses	$219,947	$217,290	$2,655	1.2%

SG&A expenses were $2.7 million higher in 2018 compared with the prior year. As a percentage of net sales, SG&A expenses decreased 150 basis points from 21.8% in 2017 to 20.3% in 2018. The higher SG&A expenses compared with the prior year were primarily driven by businesses acquired within the last year. The acquisitions were the primary driver of the increase in personnel expenses. The decrease in incentive compensation is the result of the Company’s performance relative to targets for certain awards compared to the prior year and the decrease in stock-based compensation expense of $3.3 million is the result of the Company’s performance relative to targets for certain awards compared with the prior year, as well as decreases in the Company’s stock price.

The following table presents SG&A expenses attributable to sales, research and development, and operations costs as strategic services and presents other SG&A costs as functional services.

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Strategic services	$110,491	$100,349	$10,142	10.1%
Functional services	93,624	93,481	143	0.2%
Incentive compensation	7,391	11,690	(4,299)	(36.8)%
Stock-based compensation	8,441	11,770	(3,329)	(28.3)%
Selling, general and administrative expenses	$219,947	$217,290	$2,657	1.2%

Restructuring and Impairment Charges

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Employee severance	$3,560	$3,701	$(141)	(3.8)%
Equity method investment impairment	—	1,566	(1,566)	NM %
Other restructuring costs	3,556	3,256	300	9.2%
Restructuring and impairment charges	$7,116	$8,523	$(1,407)	(16.5)%

Restructuring and impairment charges decreased $1.4 million in 2018, compared with 2017. The decrease was primarily related to an “other than temporary impairment” charge of an equity method investment of $1.6 million in 2017, which did not occur in 2018.

Interest Expense

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Interest expense	$22,540	$17,230	$5,310	30.8%
Amortization of bank fees	3,577	3,496	81	2.3%
Interest swap amortization	(762)	—	(762)	NM %
Interest capitalization	(1,696)	(79)	(1,617)	NM %
Interest expense	$23,659	$20,647	$3,012	14.6%

Interest expense in 2018 increased $3.0 million compared with 2017. The increase in interest expense was primarily due to an increase in the average long-term debt balance during 2018, compared with 2017, partially offset by increased interest capitalization during 2018.

Income Tax Expense

In 2018, we recorded an income tax expense of $14.1 million, or 19.9% of income before income taxes, compared to an income tax expense of $46.4 million, or 55.7% of income before income taxes in 2017. The 2018 effective tax rate is less than the statutory income tax rate of 21% primarily as a result of a net effect of a $4.3 million net benefit related to the release of valuation allowances related to deferred tax assets that were utilized in the current year or which are deemed no longer necessary based upon changes in the current and expected future years of operating profits and a $5.3 million net expense related to foreign tax rate differences. The 2017 effective tax rate is greater than the statutory income tax rate of 35% primarily as a result of a net effect of a $21.5 million expense related to re-measuring the U.S. deferred tax assets as a result of the Tax Act, $5.9 million net expense related to uncertain tax positions and $4.9 million benefit related to foreign tax rate differences.

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

Results of Operations - Segment Information

Comparison of the years ended December 31, 2019 and 2018

Performance Colors and Glass

					Change due to
						Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$648,692	$691,196	$(42,504)	(6.1)%	$5,067	$(33,917)	$(19,361)	$5,707	$—
Segment gross profit	193,508	212,364	(18,856)	(8.9)%	5,067	(20,067)	(6,250)	2,121	273
Gross profit as a % of segment net sales	29.8%	30.7%

Net sales decreased $42.5 million compared with the prior year, primarily driven by lower sales in decoration, porcelain enamels and automotive products of $13.3 million, $12.9 million, and $9.5 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $33.9 million and unfavorable foreign currency impacts of $19.4 million, partially offset by sales from acquisitions of $5.7 million and higher product pricing of $5.1 million. Gross profit decreased from the prior year, primarily due to lower sales volume and mix of $20.1 million, unfavorable manufacturing costs of $8.9 million and unfavorable foreign currency impacts of $6.3 million, partially offset by lower raw material costs of $9.2 million, higher product pricing of $5.1 million and gross profit from acquisitions of $2.1 million.

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$298,197	$328,299	$(30,102)	(9.2)%
United States	197,494	207,012	(9,518)	(4.6)%
Asia Pacific	102,431	103,649	(1,218)	(1.2)%
Latin America	50,570	52,236	(1,666)	(3.2)%
Net sales	$648,692	$691,196	$(42,504)	(6.1)%

The net sales decrease of $42.5 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, automotive, electronic, industrial and porcelain enamel products of $9.0 million, $4.2 million, $4.0 million, $3.7 million and $3.4 million, respectively. The decrease in sales from the United States was primarily attributable to lower sales of porcelain enamel, automotive and decoration products of $9.1 million, $4.4 million, and $3.5 million, respectively, partially offset by an increase in sales of electronic products of $9.1 million. The decrease in sales from Latin America was attributable to a decrease in sales of automotive products of $0.8 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of decoration products of $1.2 million.

Color Solutions

					Change due to
						Volume /
	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$369,674	$391,027	$(21,353)	(5.5)%	$482	$(22,364)	$(9,791)	$10,320	$—
Segment gross profit	114,939	124,852	(9,913)	(7.9)%	482	(9,803)	(2,658)	4,507	(2,441)
Gross profit as a % of segment net sales	31.1%	31.9%

Net sales decreased $21.4 million compared with the prior year, primarily due to lower sales of pigment products of $22.1 million, inclusive of decreased sales from our Nubiola business of $12.5 million, and lower sales of surface technology products of $4.6 million, partially mitigated by higher sales of Dispersions and Colorants of $5.4 million. The decrease in net sales was driven by lower volume and mix of $22.4 million and unfavorable foreign currency impacts of $9.8 million partially offset by sales from acquisitions of $10.3 million. Gross profit decreased from the prior year, primarily due to unfavorable sales volume and mix of $9.8 million, higher manufacturing costs of $6.7 million and unfavorable foreign currency impacts of $2.7 million, partially offset by gross profit from acquisitions of $4.5 million and lower raw material costs of $4.3 million.

	2019	2018	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
United States	$161,773	$172,901	$(11,128)	(6.4)%
EMEA	136,934	142,102	(5,168)	(3.6)%
Asia Pacific	37,485	41,642	(4,157)	(10.0)%
Latin America	33,482	34,382	(900)	(2.6)%
Net sales	$369,674	$391,027	$(21,353)	(5.5)%

The net sales decrease of $21.4 million was driven by lower sales from all regions. The decrease in sales from the United States was primarily driven by lower sales of surface technology products of $9.7 million and pigment products of $1.9 million. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $10.0 million, inclusive of decreased sales from our Nubiola business of $5.5 million, partially mitigated by higher sales of Dispersions and Colorants of $4.8 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of pigment products of $9.2 million, inclusive of decreased sales from our Nubiola business of $6.5 million, partially mitigated by higher sales of surface technology products of $5.1 million.

Comparison of the years ended December 31, 2018 and 2017

Performance Colors and Glass

					Change due to
						Volume /
	2018	2017	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
	(Dollars in thousands)
Segment net sales	$691,196	$638,322	$52,874	8.3%	$14,361	$13,592	$4,737	$20,184	$—
Segment gross profit	212,364	209,147	3,217	1.5%	14,361	(2,690)	2,226	4,714	(15,394)
Gross profit as a % of segment net sales	30.7%	32.8%

Net sales increased $52.9 million compared with the prior year, primarily driven by $12.9 million in sales from electronics products, $12.2 million in sales from Dip-Tech and $8.0 million in sales from porcelain enamel. The increase in net sales was driven by sales from acquisitions of $20.2 million, higher product pricing of $14.4 million, favorable volume and mix of $13.6 million and favorable foreign currency impacts of $4.7 million. Gross profit increased from the prior year, primarily due to gross profit from higher product pricing of $14.4 million, acquisitions of $4.7 million, favorable manufacturing costs of $4.6 million and favorable foreign currency impacts of $2.3 million, partially offset by higher raw material costs of $20.0 million and lower sales volume and mix of $2.7 million.

	2018	2017	$ Change	% Change
	(Dollars in thousands)
Segment net sales by Region
EMEA	$328,299	$284,979	$43,320	15.2%
United States	207,012	201,753	5,259	2.6%
Asia Pacific	103,649	95,682	7,967	8.3%
Latin America	52,236	55,908	(3,673)	(6.6)%
Net sales	$691,196	$638,322	$52,874	8.3%

The net sales increase of $52.9 million was driven by higher sales from EMEA, Asia Pacific and the United States, partially offset by lower sales from Latin America. The increase in sales from EMEA was primarily attributable to sales from acquisitions and higher sales from all product groups. The increase from Asia Pacific was driven by acquisitions and higher sales of automotive products of $3.9 million and porcelain enamel of $1.6 million, respectively. The increase in sales from the United States was primarily attributable an increase in sales from acquisitions of $7.2 million and higher sales of porcelain enamel, partially offset by lower sales of automotive products and industrial products.

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

Summary of Cash Flows for the years ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(Dollars in thousands)
Net cash provided by operating activities	$17,710	$182,793	$84,790
Net cash provided by (used for) investing activities	21,303	(148,516)	(178,911)
Net cash provided by (used for) financing activities	(39,195)	9,367	108,363
Effect of exchange rate changes on cash and cash equivalents	283	(2,894)	3,727
Increase in cash and cash equivalents	$101	$40,750	$17,969

Operating activities.  Cash flows from operating activities decreased $165.1 million in 2019 compared to 2018. The decrease was primarily due to higher cash outflows for net working capital of $116.9 million and a fourth quarter goodwill impairment charge of $33.5 million related to the Tile Coatings business.

Cash flows from operating activities increased $98.0 million in 2018 compared to 2017. The increase was primarily due to higher cash inflows for net working capital of $68.5 million and other current assets and liabilities of $28.2 million.

Investing activities.  Cash flows from investing activities increased $169.8 million in 2019 compared to 2018. The increase was primarily due to higher collections of financing receivables of $77.5 million, lower cash outflows related to business acquisitions of $74.7 million and lower cash outflows for capital expenditures of $15.6 million.

Cash flows used in investing activities decreased $30.4 million in 2018 compared to 2017. The decrease was primarily due to lower cash outflows for business acquisitions of $56.2 million, partially offset by higher cash outflows for capital expenditures of $30.1 million.

Financing activities.  Cash flows from financing activities decreased $48.6 million in 2019 compared with 2018. The decrease is primarily attributable to a decreased use of the Company’s financing instruments related to the prior year termination of the Credit Facility and acquisition of the Amended Credit Facility

Cash flows from financing activities decreased $99.0 million in 2018 compared with 2017. As further discussed in Note 9, during 2018, we paid off our Credit Facility and entered into our Amended Credit Facility, consisting of a $500 million secured revolving line of credit and $820 million secured term loan facilities. Further, compared to the prior year, purchase of treasury stock increased by $28.8 million.

We have paid no dividends on our common stock since 2009.

Capital Resources and Liquidity

Refer to Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of major debt instruments that were outstanding during 2019.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $3.1 million, $2.1 million and $1.2 million for 2019, 2018, and 2017, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $66.2 million at December 31, 2019 and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at December 31, 2019 or December 31, 2018, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At December 31, 2019, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.8 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the Amended Credit Facility, and cash flows from operating activities. As of December 31, 2019, we had $96.2 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our 2018 Revolving Facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been a part of our Performance Coatings reportable segment. We expect to use the proceeds of the sale to settle long-term obligations.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement benefit obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. In 2019, cash flows from operating activities were used to fund our investing activities. Additionally, we used the borrowings available under the Amended Credit Facility for other general business purposes. We had additional borrowing capacity of $524.0 million at December 31, 2019, available under various credit facilities, primarily our revolving credit facility.

Our Amended Credit Facility contains customary restrictive covenants, including those described in more detail in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include customary restrictions, including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments. Specific to the 2018 Revolving Facility, we are subject to a financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. This facility is described in more detail in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2019, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 2.93, providing $61.6 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $196 million for a rolling four quarters, based on reasonably consistent net debt levels with those as of December 31, 2019, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position such as the acquisitions we completed in 2018 and 2017. Generally, we publicly announce material divestiture and acquisition transactions only when we have entered into a material definitive agreement or closed on those transactions.

The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

	2020	2021	2022	2023	2024	Thereafter	Totals
	(Dollars in thousands)
Long-term debt (1)	8,938	8,819	8,810	8,719	773,275	3,550	812,111
Interest (2)	254	254	254	254	254	3,293	4,563
Operating lease obligations	8,201	6,010	3,824	2,089	1,515	2,537	24,176
Purchase commitments (3)	14,667	92	69	69	68	—	14,965
Taxes (4)	8,445	—	—	—	—	—	8,445
Retirement and other postemployment benefits (5)	18,961	—	—	—	—	—	18,961
	$59,466	$15,175	$12,957	$11,131	$775,112	$9,380	$883,221

_____________________

(1)Long-term debt excludes imputed interest and executory costs on capitalized lease obligations and unamortized issuance costs on the term loan facility.

(2)Interest represents only contractual payments for fixed-rate debt.

(3)Purchase commitments are noncancelable contractual obligations for raw materials and energy, and exclude capital expenditures for property, plant and equipment.

(4)We have not projected payments past 2020 due to uncertainties in estimating the amount and period of any payments. The amount above relates to our current income tax liability as of December 31, 2019. We have $24.3 million in gross liabilities related to unrecognized tax benefits, including $2.9 million of accrued interest and penalties that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.

(5)The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2020 due to uncertainties regarding the assumptions involved in estimating future required contributions.

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

Goodwill

We review goodwill for impairment each year using a measurement date of October 31st or more frequently in the event of an impairment indicator. We annually, or more frequently as warranted, evaluate the appropriateness of our reporting units utilizing operating segments as the starting point of our analysis. In the event of a change in our reporting units, we would allocate goodwill based on the relative fair value. We estimate the fair values of the reporting units associated with these assets using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting units’ fair values, unless facts and circumstances exist that indicate more representative fair values. The income approach uses projected cash flows attributable to the reporting units and allocates certain corporate expenses to the reporting units. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. The market approach estimates a price reasonably expected to be paid by a market participant in the purchase of similar businesses. If the fair value of any reporting unit was determined to be less than its carrying value, we would recognize an impairment for the difference between fair value and carrying value.

The significant assumptions and ranges of assumptions we used in our impairment analyses of goodwill at October 31, 2019 and 2018, were as follows:

Significant Assumptions	2019	2018
Weighted-average cost of capital	11.5% - 12.0%	13.0% - 14.75%
Residual growth rate	3.0%	3.0%

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

During the second and third quarters of 2019, the Company recorded $9.0 million of goodwill impairment charges related to our Tile Coatings business, which was historically recorded within our Performance Coatings reportable segment. The goodwill impairment charge recorded was a result of the finalization of purchase accounting of the recent Quimicer, FMU, and Gardenia acquisitions that changed the carrying amount of net assets attributable to the reporting unit that represented an impairment indicator. Based on our 2019 annual impairment test performed as of October 31, 2019, the Company recorded additional goodwill impairment charges of $33.5 million associated with a reporting unit within the Tile Coatings business. The impairment charge and related assets are recorded within discontinued operations and as assets held-for-sale, respectively, in our consolidated financial statements as of December 31, 2019.

Future potential impairments are possible for any of the Company’s remaining reporting units if actual results are materially less than forecasted results. Some of the factors that could negatively affect our cash flows and, as a result, not support the carrying values of our reporting units are: new environmental regulations or legal restrictions on the use of our products that would either reduce our product revenues or add substantial costs to the manufacturing process, thereby reducing operating margins; new technologies that could make our products less competitive or require substantial capital investment in new equipment or manufacturing processes; and substantial downturns in economic conditions.

Long-Lived Asset Impairment

The Company’s long-lived assets include property, plant and equipment, and intangible assets. We review property, plant and equipment and intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

•An adverse change in the business climate of a long-lived asset or asset group;

•An adverse change in the extent or manner in which a long-lived asset or asset group is used or in its physical condition;

•Current operating losses for a long-lived asset or asset group combined with a history of such losses or projected or forecasted losses that demonstrate that the losses will continue; or

•A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise significantly disposed of before the end of its previously estimated useful life.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We record a liability for the difference between the benefit recognized and measured based on a more-likely-than-not threshold and the tax position taken or expected to be taken on the tax return. To the extent that our assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

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

Precious metals (primarily silver, gold, platinum and palladium) represent a significant portion of raw material costs in our electronics products. When we enter into a fixed price sales contract at the customer’s request to establish the price for the precious metals content of the order, we may enter into a forward purchase arrangement with a precious metals supplier to completely cover the value of the precious metals content. Our current precious metals contracts are designated as normal purchase contracts, which are not marked to market.

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans and retiree medical plans represent approximately 87% of pension plan assets, 73% of benefit obligations and 13% of net periodic pension expense as of December 31, 2019.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value. The market-related value recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 35% fixed income, 60% equity, and 5% other investments for U.S. plans and 75% fixed income, 24% equity, and 1% other investments for non-U.S. plans. In 2019, our pension plan assets incurred gains of approximately 17% within the U.S. plans and 13% within non-U.S. plans. In 2018, our pension plan assets incurred losses of approximately 7% within the U.S. plans and 3% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25 Basis Point
	25 Basis Point	Decrease in
	Decrease in	Asset Return
	Discount Rate	Assumption

	(Dollars in thousands)
U.S. pension plans	$(497)	$540
U.S. retiree medical plan	(31)	N/A
Non-U.S. pension plans	(118)	26
Total	$(646)	$566

The following table provides the rates used in the assumptions and the changes between 2019 and 2018:

	2019	2018	Change
Discount rate used to measure the benefit cost:
U.S. pension plans	4.40%	3.80%	0.60%
U.S. retiree medical plan	4.30%	3.70%	0.60%
Non-U.S. pension plans	2.61%	2.35%	0.26%
Discount rate used to measure the benefit obligation:
U.S. pension plans	3.35%	4.40%	(1.05)%
U.S. retiree medical plan	3.25%	4.30%	(1.05)%
Non-U.S. pension plans	1.76%	2.61%	(0.85)%
Expected return on plan assets:
U.S. pension plans	7.70%	7.70%	—%
Non-U.S. pension plans	2.74%	2.55%	0.19%

Our overall net periodic benefit cost for all defined benefit plans was $14.7 million in 2019 and $17.5 million in 2018. The change is mainly the result of mark to market actuarial net losses in 2019.

For 2020, assuming expected returns on plan assets and no actuarial gains or losses, we expect our overall net periodic benefit income to be approximately $2.7 million, compared with expense of approximately $2.4 million in 2019 on a comparable basis.

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

Our exposure to interest rate risk arises from our debt portfolio. We manage this risk by controlling the mix of fixed-rate versus variable-rate debt after considering the interest rate environment and expected future cash flows. To reduce our exposure to interest rate changes on variable-rate debt, we entered into interest rate swap agreements. These swaps effectively convert a portion of our variable- rate debt to a fixed rate. Our objective is to limit variability in earnings, cash flows and overall borrowing costs caused by changes in interest rates, while preserving operating flexibility.

We operate internationally and enter into transactions denominated in foreign currencies. These transactions expose us to gains and losses arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We manage this risk by entering into forward currency contracts that substantially offset these gains and losses.

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases and productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $2.5 million at December 31, 2019. In addition, we purchase portions of our natural gas, electricity and oxygen requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $15.0 million at December 31, 2019.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Variable-rate debt:
Carrying amount (1)	$801,764	$809,022
Fair value (1)	799,750	796,796
Increase in annual interest expense from 1% increase in interest rates	2,656	2,680
Decrease in annual interest expense from 1% decrease in interest rates	(2,656)	(2,680)
Fixed-rate debt:
Carrying amount	3,496	4,098
Fair value	1,557	1,772
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	314,412	317,604
Carrying amount and fair value	(14,698)	(5,244)
Change in fair value from 1% increase in interest rates	11,399	13,945
Change in fair value from 1% decrease in interest rates	(10,676)	(13,508)
Cross currency swaps:
Notional amount	341,419	344,894
Carrying amount and fair value	22,111	17,104
Change in fair value from 10% increase	(34,975)	(35,455)
Change in fair value from 10% decrease	34,975	40,575
Foreign currency forward contracts:
Notional amount	291,997	387,190
Carrying amount and fair value	601	(270)
Change in fair value from 10% appreciation of U.S. dollar	3,540	8,070
Change in fair value from 10% depreciation of U.S. dollar	(4,144)	(9,863)

(1) The carrying values of the term loan facilities are net of unamortized debt issuance costs of $3.9 million and $4.8 million for the period ended December 31, 2019, and December 31, 2018, respectively.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Reporting Unit within Tile Coatings business — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using the average of both the income approach and the market approach. The income approach uses projected cash flows attributable to reporting units. Projecting cash flows requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and the risk adjusted, weighted-average cost of capital used to discount the cash flow projections. The market approach estimates a price reasonably expected to be paid by a market participant in the purchase of similar businesses. The fair value of a reporting unit within the Tile Coatings business was valued below its carrying value resulting in a $33.5 million goodwill impairment charge recorded within discontinued operations in the consolidated financial statements for the year ended December 31, 2019. The remaining goodwill balance was $172.2 million as of December 31, 2019.

We identified goodwill for this reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the difference between its fair value and carrying value. Obtaining sufficient audit evidence related to these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of this reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margin.

•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:

–Historical revenues and operating margins.

–Internal communications to management and the Board of Directors.

–Forecasted information included in industry reports that the reporting unit operates in.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 2, 2020

We have served as the Company's auditor since 2006.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017

	(Dollars in thousands, except per share amounts)
Net sales	$1,018,366	$1,082,223	$996,382
Cost of sales	709,550	742,488	669,663
Gross profit	308,816	339,735	326,719
Selling, general and administrative expenses	212,485	219,947	217,290
Restructuring and impairment charges	10,955	7,116	8,523
Other expense (income):
Interest expense	24,302	23,659	20,647
Interest earned	(3,325)	(3,672)	(2,968)
Foreign currency losses, net	9,166	6,335	3,440
Loss on extinguishment of debt	—	3,226	3,905
Miscellaneous expense (income), net	11,722	12,074	(7,433)
Income before income taxes	43,511	71,050	83,315
Income tax expense	8,119	14,130	46,413
Income from continuing operations	35,392	56,920	36,902
Income (loss) from discontinued operations, net of income taxes	(27,977)	24,026	20,866
Net income	7,415	80,946	57,768
Less: Net income attributable to noncontrolling interests	1,377	853	714
Net income attributable to Ferro Corporation common shareholders	$6,038	$80,093	$57,054

Amounts attributable to Ferro Corporation:
Net income attributable to Ferro Corporation from continuing operations, net of income tax	34,305	56,069	36,198
Net income (loss) attributable to Ferro Corporation from discontinued operations, net of income tax	(28,267)	24,024	20,856
Income attributable to Ferro Corporation	$6,038	$80,093	$57,054
Weighted-average common shares outstanding	82,083	83,940	83,713
Incremental common shares attributable to performance shares, deferred stock units, restricted stock units, and stock options	808	1,145	1,443
Weighted-average diluted shares outstanding	82,891	85,085	85,156
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.41	$0.67	$0.43
Discontinued operations	(0.34)	0.28	0.25
	$0.07	$0.95	$0.68
Diluted earnings (loss):
Continuing operations	$0.41	$0.66	$0.43
Discontinued operations	(0.34)	0.28	0.24
	$0.07	$0.94	$0.67

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$7,415	$80,946	$57,768
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	5,500	(26,113)	30,558
Cash flow hedging instruments unrealized gain (loss)	(9,710)	(4,242)	945
Postretirement benefit liabilities gain (loss)	80	(39)	24
Other comprehensive income (loss), net of income tax	(4,130)	(30,394)	31,527
Total comprehensive income	3,285	50,552	89,295
Less: Comprehensive income attributable to noncontrolling interests	1,262	352	1,066
Comprehensive income attributable to Ferro Corporation	$2,023	$50,200	$88,229

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$96,202	$96,101
Accounts receivable, net	135,804	154,907
Inventories	264,622	245,771
Other receivables	69,365	71,653
Other current assets	22,373	21,146
Current assets held-for-sale	294,803	298,205
Total current assets	883,169	887,783
Other assets
Property, plant and equipment, net	300,005	275,539
Goodwill	172,209	172,953
Intangible assets, net	127,820	141,963
Deferred income taxes	98,714	88,526
Operating leased assets	21,684	—
Other non-current assets	72,021	89,741
Non-current assets held-for-sale	158,999	209,571
Total assets	$1,834,621	$1,866,076
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,703	$8,921
Accounts payable	138,830	132,753
Accrued payrolls	27,447	36,593
Accrued expenses and other current liabilities	73,759	52,867
Current liabilities held-for-sale	133,006	158,182
Total current liabilities	381,745	389,316
Other liabilities
Long-term debt, less current portion	798,862	806,081
Postretirement and pension liabilities	174,021	166,681
Operating leased non-current liabilities	15,326	—
Other non-current liabilities	56,976	53,666
Non-current liabilities held-for-sale	37,489	64,483
Total liabilities	1,464,419	1,480,227
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.0 million and 83.0 million shares outstanding at December 31, 2019 and December 31, 2018, respectively	93,436	93,436
Paid-in capital	294,543	298,123
Retained earnings	262,016	255,978
Accumulated other comprehensive loss	(109,376)	(105,361)
Common shares in treasury, at cost	(180,243)	(165,545)
Total Ferro Corporation shareholders’ equity	360,376	376,631
Noncontrolling interests	9,826	9,218
Total equity	370,202	385,849
Total liabilities and equity	$1,834,621	$1,866,076

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interests	Equity

	(In thousands)
Balances at December 31, 2016	9,996	$(160,936)	$93,436	$306,566	$114,690	$(106,643)	$7,919	$255,032
Net income	—	—	—	—	57,054	—	714	57,768
Other comprehensive income (loss)	—	—	—	—	—	31,175	352	31,527
Stock-based compensation transactions	(610)	13,880	—	(4,408)	—	—	—	9,472
Change in ownership interest	—	—	—	—	—	—	3,355	3,355
Distributions to noncontrolling interests	—	—	—	—	—	—	(474)	(474)
Balances at December 31, 2017	9,386	(147,056)	93,436	302,158	171,744	(75,468)	11,866	356,680
Net income	—	—	—	—	80,093	—	853	80,946
Other comprehensive income (loss)	—	—	—	—	—	(29,893)	(501)	(30,394)
Purchase of treasury stock	1,471	(28,807)	—	—	—	—	—	(28,807)
Stock-based compensation transactions	(424)	10,318	—	(4,824)	—	—	—	5,494
Change in ownership interest	—	—	—	789	—	—	(2,228)	(1,439)
Distributions to noncontrolling interests	—	—	—	—	—	—	(772)	(772)
Adjustments for accounting standard update 2016-16	—	—	—	—	4,141	—	—	4,141
Balances at December 31, 2018	10,433	(165,545)	93,436	298,123	255,978	(105,361)	9,218	385,849
Net income	—	—	—	—	6,038	—	1,377	7,415
Other comprehensive income (loss)	—	—	—	—	—	(4,015)	(115)	(4,130)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(443)	10,302	—	(3,580)	—	—	—	6,722
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities
Net income	$7,415	$80,946	$57,768
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets and businesses	(916)	164	(852)
Depreciation and amortization	55,879	53,974	50,085
Interest amortization	3,755	3,577	3,496
Restructuring and impairment charges	44,702	4,084	7,593
Loss on extinguishment of debt	—	3,226	3,905
Provision for allowance for doubtful accounts	1,086	681	44
Retirement benefits	9,063	9,221	(6,417)
Deferred income taxes	(11,826)	(3,720)	23,490
Stock-based compensation	7,406	8,441	11,770
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(74,444)	19,885	(25,852)
Inventories	(10,578)	(33,922)	(46,962)
Other receivables and other current assets	1,204	(1,444)	(7,099)
Accounts payable	(10,075)	35,887	26,150
Accrued expenses and other current liabilities	8,016	164	(22,398)
Other operating activities	(12,977)	1,629	10,069
Net cash provided by operating activities	17,710	182,793	84,790
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(64,970)	(80,619)	(50,552)
Proceeds from sale of equity method investment	—	—	2,268
Collections of financing receivables	84,567	7,020	—
Business acquisitions, net of cash acquired	(251)	(74,954)	(131,194)
Other investing activities	1,957	37	567
Net cash provided by (used in) investing activities	21,303	(148,516)	(178,911)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	45	(19,077)	(19,634)
Proceeds from revolving credit facility - 2014 Credit Facility	—	—	15,628
Principal payments on revolving credit facility - 2014 Credit Facility	—	—	(327,183)
Proceeds from term loan facility - Credit Facility	—	—	623,827
Principal payments on term loan facility - 2014 Credit Facility	—	—	(243,250)
Principal payments on term loan facility - Credit Facility	—	(304,060)	(4,872)
Principal payments on term loan facility - Amended Credit Facility	(8,200)	(6,150)	—
Proceeds from term loan facility - Amended Credit Facility	—	466,075	—
Proceeds from revolving credit facility - Credit Facility	—	134,950	180,605
Principal payments on revolving credit facility - Credit Facility	—	(212,950)	(102,605)
Proceeds from revolving credit facility - Amended Credit Facility	227,101	240,035	—
Principal payments on revolving credit facility - Amended Credit Facility	(227,101)	(240,035)	—
Principal payments on other long-term debt	—	—	(3,971)
Proceeds from other long-term debt	—	—	2,700
Payment of debt issuance costs	—	(3,466)	(12,927)
Acquisition related contingent consideration payment	(5,200)	(9,464)	(1,315)
Proceeds from exercise of stock options	1,052	764	4,526
Purchase of treasury stock	(25,000)	(28,807)	—
Other financing activities	(1,892)	(8,448)	(3,166)
Net cash provided by (used in) financing activities	(39,195)	9,367	108,363
Effect of exchange rate changes on cash and cash equivalents	283	(2,894)	3,727
Increase in cash and cash equivalents	101	40,750	17,969
Cash and cash equivalents at beginning of period	104,301	63,551	45,582
Cash and cash equivalents at end of period	104,402	104,301	63,551
Less: Cash and cash equivalents of discontinued operations at end of period	8,200	8,200	—
Cash and cash equivalents of continuing operations at end of period	$96,202	$96,101	$63,551
Cash paid during the period for:
Interest	$33,429	$33,910	$26,850
Income taxes	$21,682	$36,789	$25,662

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017

1. Our Business

Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) is a leading producer of specialty materials that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. Ferro’s products fall into two general categories: functional coatings, which perform specific functions in the manufacturing processes and end products of our customers; and color solutions, which provide aesthetic and performance characteristics to our customers’ products. We differentiate ourselves in our industry by innovation and new products and services and the consistent high quality of our products, combined with delivery of localized technical service and customized application technology support. Our value-added technical services assist customers in their material specification and evaluation, product design, and manufacturing process characterization in order to help them optimize the application of our products. We manage our businesses through four business units that are differentiated from one another by product type. The four business units are listed below:

• Tile Coating Systems(1)
• Porcelain Enamel(2)
• Performance Colors and Glass
• Color Solutions

(1)Tile Coating Systems was historically a part of the Performance Coatings reportable segment. As of December 31, 2019, the results of the Tile Coatings business portion of Tile Coating Systems are reported as discontinued operations, for financial reporting purposes.

(2)Porcelain Enamel, previously a part of the Performance Coatings reportable segment, is integrated into the Performance Colors and Glass reportable segment, for financial reporting purposes.

We produce our products primarily in the Europe, Middle East and Africa (“EMEA”) region, the United States (“U.S.”), the Asia Pacific region, and Latin America.

We sell our products directly to customers and through the use of agents or distributors throughout the world. Our products are sold principally in the EMEA region, the U.S., the Asia Pacific region, and Latin America. Our customers manufacture products to serve a variety of end markets, including appliances, automobiles, building and renovation, electronics, household furnishings, industrial products, packaging, and sanitation.

During the fourth quarter of 2019, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets. As further discussed in Note 4, we entered into a definitive agreement to sell our Tile Coatings business which has historically been included in the Performance Coatings reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

2. Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of the parent company and the accounts of its subsidiaries and include the results of the Company and all entities in which the Company has a controlling interest. When we consolidate our financial statements, we eliminate intercompany transactions, accounts and profits. When we exert significant influence over an investee but do not control it, we account for the investment and the investment income using the equity method. These investments are reported in Other non-current assets on our consolidated balance sheet. We consolidate financial results for five legal entities in which we do not own 100% of the equity interests, either directly or indirectly through our subsidiaries. These entities have non-controlling interest ownerships ranging from 5% to 41%.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606, revenues are recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. In order to achieve that core principle, the Company applies the following five-step approach: 1) identify the contract with a customer; 2) identify the performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when a performance obligation is satisfied.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

Research and development expenses are expensed as incurred and are included in Selling, general and administrative expenses. Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were approximately $41.0 million for 2019, $40.1 million for 2018 and $36.2 million for 2017.

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

Asset Impairment

The Company’s long-lived and indefinite-lived assets include property, plant and equipment, goodwill, and intangible assets. We review property, plant and equipment and intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. The following are examples of such events or changes in circumstances:

•An adverse change in the business climate of a long-lived asset or asset group;

•An adverse change in the extent or manner in which a long-lived asset or asset group is used or in its physical condition;

•Current operating losses for a long-lived asset or asset group combined with a history of such losses or projected or forecasted losses that demonstrate that the losses will continue; or

•A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise significantly disposed of before the end of its previously estimated useful life.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

We record derivatives on our balance sheet as either assets or liabilities that are measured at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of Accumulated other comprehensive loss (“AOCL”) and reclassified from AOCL into earnings when the hedged transaction affects earnings. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of the currency translation in AOCL. Time value is excluded and the cash payments are recognized as an adjustment to interest expense. For derivatives that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. We only use derivatives to manage well-defined risks and do not use derivatives for speculative purposes.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

	2019	2018	2017
	(Dollars in thousands)
Allowance for doubtful accounts	$1,756	$1,343	$2,490
Bad debt expense	808	511	35

Inventories

We value inventory at the lower of cost or net realizable value, with cost determined utilizing the first-in, first-out (“FIFO”) method. We periodically evaluate the net realizable value of inventories based primarily upon their age, but also upon assumptions of future usage in production, customer demand and market conditions. Inventory values have been reduced to the lower of cost or net realizable value by allowances for slow moving or obsolete goods.

We maintain raw materials on our premises that we do not own, including precious metals consigned from financial institutions and customers. We also consign inventory from our vendors. Although we have physical possession of the goods, their value is not reflected on our balance sheet because we do not have legal title.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

Environmental Liabilities

As part of the production of some of our products, we handle, process, use and store hazardous materials. As part of these routine processes, we expense recurring costs associated with control and disposal of hazardous materials as they are incurred. Occasionally, we are subject to ongoing, pending or threatened litigation related to the handling of these materials or other matters. If, based on available information, we believe that we have incurred a liability and we can reasonably estimate the amount, we accrue for environmental remediation and other contingent liabilities. We disclose material contingencies if the likelihood of the potential loss is reasonably possible but the amount is not reasonably estimable.

In estimating the amount to be accrued for environmental remediation, we use assumptions about:

•Remediation requirements at the contaminated site;

•The nature of the remedy;

•Existing technology;

•The outcome of discussions with regulatory agencies;

•Other potentially responsible parties at multi-party sites; and

•The number and financial viability of other potentially responsible parties.

We actively monitor the status of sites, and, as assessments and cleanups proceed, we update our assumptions and adjust our estimates as necessary. Because the timing of related payments is uncertain, we do not discount the estimated remediation costs.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

Recently Adopted Accounting Pronouncement

On January 1, 2019, we adopted No. ASU 2016-02, Leases: (Topic 842), using the new transition method under ASU 2018-11, Targeted Improvements. ASU 2016-02 requires companies to recognize a lease liability and asset on the balance sheet for operating leases with a term greater than one year. ASU 2018-11 provided an additional transition method to adopt the new leasing standard. Under this new transition method, an entity initially applies the new leasing standard using a cumulative-effect adjustment to the opening balance of retained earnings, but will continue to report comparative periods under existing guidance in accordance with ASC 840, Leases.

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

In addition to the pronouncement above, the following ASUs were adopted during 2019. The impact on our consolidated financial statements is described within the table below:

Standard	Description
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, issued August, 2018	Modifies the disclosure requirements on fair value measurements. The Company updated the disclosures for the fair value measurements in accordance with the standard updates.
ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, issued February, 2018

Allows a reclassification from AOCL to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The Company has elected not to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act within AOCL.

ASU No. 2017-04, Intangibles – Goodwill and Other: (Topic 350): Simplifying the Test for Goodwill Impairment, issued January 2017

Intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current goodwill impairment test. The Company updated its goodwill impairment test in accordance with the standard updates on a prospective basis.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

New Accounting Standards Not Yet Adopted

We are currently evaluating the impact on our financial statements of the following ASUs:

Standard	Description
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, issued December, 2019

Simplifies the accounting for income taxes by removing certain exceptions and by: altering the recognition of franchise tax partially based on income; requiring evaluation of proper treatment of a step up in the tax basis of goodwill; specifying requirements regarding the allocation of tax expense to a legal entity that is not subject to tax; requiring the effect of an enacted change in tax laws or rates be reflected in the annual effective tax rate computation in the interim period that includes the enactment date, and; other minor codification improvements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.

ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, issued August, 2018

Modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020 and is to be applied using a retrospective approach for all periods presented. Early adoption is permitted.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued June 2016

Changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. Additional disclosures are required regarding an entity’s assumptions, models and methods for estimating the expected credit loss. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. We continue to evaluate the impact the adoption of this ASU will have on our financial statements and related disclosures but currently do not expect the impact to be significant.

No other new accounting pronouncements issued had, or are expected to have, a material impact of the Company’s consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)
3. Revenue

Revenues disaggregated by geography and reportable segment for the year ended December 31, 2019, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Colors and Glass	$298,197	$197,494	$102,431	$50,570	$648,692
Color Solutions	136,934	161,773	37,485	33,482	369,674
Total net sales	$435,131	$359,267	$139,916	$84,052	$1,018,366

Revenues disaggregated by geography and reportable segment for the year ended December 31, 2018, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Colors and Glass	$328,299	$207,012	$103,649	$52,236	$691,196
Color Solutions	142,102	172,901	41,642	34,382	391,027
Total net sales	$470,401	$379,913	$145,291	$86,618	$1,082,223

Revenues disaggregated by geography and reportable segment for the year ended December 31, 2017, follow:

	EMEA	United States	Asia Pacific	Latin America	Total
	(Dollars in thousands)
Performance Colors and Glass	$284,979	$201,753	$95,682	$55,908	$638,322
Color Solutions	134,122	154,730	36,343	32,865	358,060
Total net sales	$419,101	$356,483	$132,025	$88,773	$996,382

4. Discontinued Operations

During the fourth quarter of 2019, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets. We entered into a definitive agreement to sell our Tile Coatings business which has historically been a part of our Performance Coatings reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The table below summarizes results for the Tile Coatings business for the year ended December 31, 2019, 2018 and 2017 which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

	2019	2018	2017
	(Dollars in thousands)
Net sales	$487,584	$530,185	$400,360
Cost of sales	385,890	413,987	310,858
Gross profit	101,694	116,198	89,502
Selling, general and administrative expenses	71,471	58,619	48,128
Restructuring and impairment charges	44,378	6,179	2,886
Interest expense	11,556	12,835	9,293
Interest earned	(122)	(125)	(119)
Foreign currency losses (gains), net	(2,397)	1,852	3,114
Miscellaneous expense (income), net	2,127	3,896	(1,003)
Income (loss) from discontinued operations before income taxes	(25,319)	32,942	27,203
Income tax expense	2,658	8,916	6,337
Income (loss) from discontinued operations, net of income taxes	(27,977)	24,026	20,866
Less: Net income attributable to noncontrolling interests	290	2	10
Net income (loss) attributable to Tile Coatings business	$(28,267)	$24,024	$20,856

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$8,200	$8,200
Accounts receivable, net	160,174	151,975
Inventories	100,981	111,227
Other receivables	22,442	23,989
Other current assets	3,006	2,814
Current assets held-for-sale	294,803	298,205
Property, plant and equipment, net	99,429	105,802
Goodwill	3	43,511
Amortizable intangible assets, net	39,687	42,990
Deferred income taxes	14,425	14,962
Other non-current assets	5,455	2,306
Non-current assets held-for-sale	158,999	209,571
Total assets held-for-sale	$453,802	$507,776

Loans payable and current portion of long-term debt	$3,678	$5,838
Accounts payable	96,967	123,820
Accrued payrolls	4,838	3,396
Accrued expenses and other current liabilities	27,523	25,128
Current liabilities held-for-sale	133,006	158,182
Long-term debt, less current portion	25,805	54,173
Postretirement and pension liabilities	7,473	6,365
Other non-current liabilities	4,211	3,945
Non-current liabilities held-for-sale	37,489	64,483
Total liabilities held-for-sale	$170,495	$222,665

The following table summarizes cash flow data relating to discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(Dollars in thousands)
Depreciation	$11,264	$10,778	$10,080
Amortization of intangible assets	3,192	3,219	3,019
Capital expenditures	(10,126)	(5,265)	(4,656)
Non-cash operating activities - fixed asset impairment	—	—	1,243
Non-cash operating activities - goodwill impairment	42,515	—	—
Non-cash operating activities - restructuring	127	—	1,868

Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at year end	1,096	5,872	448

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

5. Acquisitions

Quimicer, S.A.

On October 1, 2018, the Company acquired 100% of the equity interests of Quimicer, S.A. (“Quimicer”), for €32.2 million (approximately $37.4 million), including the assumption of debt of €5.2 million (approximately $6.1 million). Its products include frits, varnishes, silk-screen printing pastes, crushed frits, pellets, atomized varnishes, and ceramic colors, as well as pigmented inks for digital printing on ceramic tiles within the legacy Performance Coatings reportable segment. The information included herein has been prepared based on the allocation of the purchase price using fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $21.5 million of personal and real property, $15.9 million of net working capital, $3.0 million of goodwill and $3.0 million of deferred tax liability on the consolidated balance sheets. During the third quarter of 2019, the Company recorded a goodwill impairment charge of $3.0 million as a result of the finalization of purchase accounting. During the fourth quarter of 2019, substantially all of the assets and liabilities of Quimicer were classified as held-for-sale in the accompanying consolidated balance sheets and associated operating results, net of income tax, classified as discontinued operations in the accompanying consolidated statements of operations in conjunction with the planned sale of the Tile Coatings business discussed in Note 4.

UWiZ Technology Co., Ltd.

On September 25, 2018, the Company acquired 100% of the equity interests of UWiZ Technology Co., Ltd. (“UWiZ”) for TWD 823.4 million (approximately $26.9 million) in cash. Its products include a range of slurry-based polishing products for the semiconductor and optoelectronics industry within the Color Solutions reportable segment. The information included herein has been prepared based on the allocation of the purchase price using fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $12.5 million of net working capital, $7.1 million of goodwill, $6.6 million of amortizable intangible assets, $2.4 million of personal and real property and $1.7 million of deferred tax liability on the consolidated balance sheets.

Ernst Diegel GmbH

On August 31, 2018, the Company acquired 100% of the equity interests of Ernst Diegel GmbH (“Diegel”), including the real property of a related party, for 12.1 million euros (approximately $14.0 million) in cash. Its products include decorative coatings for glass and high-performance plastics coatings, primarily in automotive applications within the Performance Colors and Glass reportable segment. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $7.0 million of personal and real property, $4.8 million of net working capital, $2.0 million of amortizable intangible assets, $1.7 million of goodwill and $1.5 million of deferred tax liability on the consolidated balance sheets.

MRA Laboratories, Inc.

On July 12, 2018, the Company acquired 100% of the equity interests of MRA Laboratories, Inc. (“MRA”) for $16.0 million in cash. Its products include dielectrics and electronic ink products for passive component applications within the Performance Colors and Glass reportable segment. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $7.2 million of goodwill, $6.7 million of amortizable intangible assets, $3.4 million of net working capital, $1.6 million of deferred tax liability and $0.3 million of personal and real property on the consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

PT Ferro Materials Utama

On June 29, 2018, the Company acquired 66% of the equity interests of PT Ferro Materials Utama (“FMU”) for $2.7 million in cash, in addition to the forgiveness of debt of $9.2 million, bringing our total ownership to 100%. Its products include additives and ceramics color products within the legacy Performance Coatings reportable segment. The Company previously recorded its investment in FMU as an equity method investment, and following this transaction, the Company fully consolidates FMU. Due to the change of control that occurred, the Company recorded a gain on purchase of $2.6 million, which is recorded in Miscellaneous expense (income), net, related to the difference between the Company’s carrying value and fair value of the previously held equity method investment during the second quarter of 2018. During the fourth quarter of 2019, substantially all of the assets and liabilities of FMU were classified as held-for-sale in the accompanying consolidated balance sheets and associated operating results, net of income tax, classified as discontinued operations in the accompanying consolidated statements of operations in conjunction with the planned sale of the Tile Coatings business discussed in Note 4.

Endeka Group

On November 1, 2017, the Company acquired 100% of the equity interests of Endeka Group (“Endeka”). Its products include high-value coatings and key raw materials for the ceramic tile market within the legacy Performance Coatings reportable segment. Endeka was acquired for €72.8 million (approximately $84.8 million), including the assumption of debt of €13.1 million (approximately $15.3 million). The Company incurred acquisition costs of $0.5 million and $2.5 million for the year ended December 31, 2018 and 2017, respectively, which is included in Selling, general and administrative expenses in our consolidated statements of operations.

The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. During 2018, the Company adjusted the net working capital on the opening balance sheet and as such, the carrying amount of the personal and real property decreased $5.9 million. The Company recorded $44.1 million of net working capital, $25.9 million of deferred tax assets, $15.9 million of personal and real property and $1.1 million of noncontrolling interest on the consolidated balance sheet. During the fourth quarter of 2019, a portion of the assets and liabilities of Endeka were classified as held-for-sale in the accompanying consolidated balance sheets and associated operating results, net of income tax, classified as discontinued operations in the accompanying consolidated statements of operations in conjunction with the planned sale of the Tile Coatings business discussed in Note 4.

Gardenia Quimica S.A.

On August 3, 2017, the Company acquired a majority interest in Gardenia Quimica S.A. (“Gardenia”) for $3.0 million which was included within the legacy Performance Coatings reportable segment. The Company previously owned 46% of Gardenia and recorded it as an equity method investment. Following this transaction, the Company owned 83.5% and fully consolidates Gardenia. Due to a change of control that occurred, the Company recorded a gain on purchase of $2.6 million related to the difference between the Company’s carrying value and fair value of the previously held equity method investment. On March 1, 2018, the Company acquired the remaining equity interest in Gardenia for $1.4 million. During the fourth quarter of 2019, a portion of the assets and liabilities of Gardenia were classified as held-for-sale in the accompanying consolidated balance sheets and associated operating results, net of income tax, classified as discontinued operations in the accompanying consolidated statements of operations in conjunction with the planned sale of the Tile Coatings business discussed in Note 4.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Dip Tech Ltd.

On August 2, 2017, the Company acquired 100% of the equity interests of Dip Tech Ltd. (“Dip-Tech”), a leading provider of digital printing solutions for glass, for $77.0 million. Dip-Tech is headquartered in Kfar Saba, Israel. Dip-Tech is recorded within our Performance Colors and Glass reportable segment. The purchase consideration consisted of cash paid at closing of $60.1 million, net of the net working capital adjustment, and contingent consideration of $16.9 million. The Company incurred acquisition costs of $0.1 million and $3.2 million for the year ended December 31, 2018 and 2017, respectively, which is included in Selling, general and administrative expenses in our consolidated statements of operations.

The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $41.2 million of amortizable intangible assets, $33.5 million of goodwill, $7.2 million of deferred tax liabilities, $5.1 million of indefinite-lived intangible assets, $3.2 million of personal and real property and $1.2 million of net working capital on the consolidated balance sheets.

Smalti per Ceramiche, s.r.l

On April 24, 2017, the Company acquired 100% of the equity interests of S.P.C. Group s.r.l., and 100% of the equity interest of Smalti per Ceramiche, s.r.l. (together “SPC”), for €18.7 million (approximately $20.3 million), including the assumption of debt of €5.7 million (approximately $6.2 million). SPC is a high-end tile coatings manufacturer based in Italy focused on fast-growing specialty products. SPC’s products, strong technology, design capabilities, and customer-centric business model are complementary to our legacy Performance Coatings reportable segment, and position us for continued growth in the high-end tile markets. The Company incurred acquisition costs for the year ended December 31, 2017, of $1.5 million which is included in Selling, general and administrative expenses in our consolidated statements of operations.

The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $6.1 million of personal and real property, $6.0 million of amortizable intangible assets, $5.2 million of goodwill, $5.0 million of net working capital and $2.0 million of a deferred tax liability on the consolidated balance sheets. During the fourth quarter of 2019, substantially all of the assets and liabilities of SPC were classified as held-for-sale in the accompanying consolidated balance sheets and associated operating results, net of income tax, classified as discontinued operations in the accompanying consolidated statements of operations in conjunction with the planned sale of the Tile Coatings business discussed in Note 4.

6. Inventories

Inventory at December 31 consisted of the following:

	2019	2018
	(Dollars in thousands)
Raw materials	$80,265	$77,836
Work in process	49,717	42,093
Finished goods	134,640	125,842
Total inventories	$264,622	$245,771

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $3.1 million for 2019, $2.1 million for 2018, and $1.2 million for 2017. We had on hand precious metals owned by participants in our precious metals consignment program of $66.2 million at December 31, 2019 and $55.2 million at December 31, 2018, measured at fair value based on market prices for identical assets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

7. Property, Plant and Equipment

Property, Plant and Equipment at December 31 consisted of the following:

	2019	2018

	(Dollars in thousands)

Land	$35,564	$36,460
Buildings	152,586	152,221
Machinery and equipment	427,081	401,038
Construction in progress	92,442	71,079
Total property, plant and equipment	707,673	660,798
Total accumulated depreciation	(407,668)	(385,259)
Property, plant and equipment, net	$300,005	$275,539

Depreciation expense was $28.3 million for 2019, $27.3 million for 2018, and $26.8 million for 2017. Additional depreciation expense of $11.3 million for 2019, $10.8 million for 2018, and $10.1 million for 2017 were classified within Income (loss) from discontinued operations, net of income taxes.

Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, were $3.5 million for 2019, $7.7 million for 2018, and $8.4 million for 2017.

As discussed in Note 4, the assets of our Tile Coatings business have been classified as held-for-sale under ASC Topic 360; Property, Plant and Equipment; until the ultimate sale of the business. As such, at each historical reporting date, these assets were tested for impairment comparing the fair value of the assets less costs to sell to the carrying value. The fair value was determined using both the market approach and income approach, utilizing Level 3 measurements within the fair value hierarchy, which indicated the fair value less costs to sell exceeded the carrying value. As a result, we recorded no impairment charges related to property, plant and equipment as a result of the analysis.

8. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment are as follows:

	Performance
	Colors and	Color
	Glass	Solutions	Total
	(Dollars in thousands)
Goodwill, net at December 31, 2017	$114,934	$42,535	$157,469
Acquisitions (1)	8,530	8,857	17,387
Foreign currency adjustments	(1,056)	(847)	(1,903)
Goodwill, net at December 31, 2018	$122,408	$50,545	$172,953
Foreign currency adjustments	(506)	(238)	(744)
Goodwill, net at December 31, 2019	$121,902	$50,307	$172,209

(1)During 2018, the Company recorded: 1) goodwill related to the UWiZ and Diegel acquisitions within the Color Solutions segment and 2) goodwill related to the MRA acquisition and a purchase price adjustment within the measurement period for goodwill related to the Dip-Tech acquisition within the Performance Colors and Glass segment.

Refer to Note 5 for additional details on the acquisitions mentioned above.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Goodwill, gross	$230,676	$231,420
Accumulated impairment losses	(58,467)	(58,467)
Goodwill, net	$172,209	$172,953

During the fourth quarter of 2019 and 2018, we performed our annual goodwill impairment testing. The test entailed comparing the fair value of our reporting units to their carrying value as of the measurement date of October 31, 2019 and October 31, 2018, respectively. We performed step 1 of the annual impairment test as defined in ASC Topic 350, Intangibles - Goodwill and Other. We estimate fair values of the reporting units using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting units’ fair values, unless facts and circumstances exist that indicate more representative fair values. The income approach uses projected cash flows attributable to the reporting units and allocates certain corporate expenses to the reporting units. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. As a result of the 2019 assessment, there were no impairment indicators.

The significant assumptions and ranges of assumptions we used in our impairment analyses of goodwill follow:

Significant Assumptions	2019	2018
Weighted-average cost of capital	11.5% - 12.0%	13.0% - 14.75%
Residual growth rate	3.0%	3.0%

During our 2018 and 2017 assessments, the result of the goodwill impairment test was that there were no indicators of impairment. The Company is not aware of any events or circumstances that occurred between the annual assessment date and December 31, 2019, which would require further testing of goodwill for impairment.

During 2019, the assets pertaining to our Tile Coatings business were classified as held-for-sale and the goodwill was immaterial at December 31, 2019. At December 31, 2018, $43.5 million of goodwill, net was classified as Non-current assets held-for-sale. Refer to Note 4 for additional information on our Tile Coatings business classified as held-for-sale. During 2019, the Company recorded goodwill impairment charges of $42.5 million within our Tile Coatings business, which is included in Net income from discontinued operations, net of taxes. The fair value of the assets within the Tile Coatings business was valued below its carrying value, resulting in a $33.5 million goodwill impairment charge in the fourth quarter. There were additional $5.9 million and $3.1 million of goodwill impairment charges in the second and third quarter of 2019, respectively, which was a result of the finalization of purchase accounting of the Quimicer, FMU, and Gardenia acquisitions.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Amortizable intangible assets at December 31 consisted of the following:

	Estimated
	Economic Life	2019	2018
		(Dollars in thousands)
Gross amortizable intangible assets:
Patents	10 - 16 years	$5,434	$5,462
Land rights	20 - 40 years	2,979	3,015
Technology/know-how and other	1- 30 years	122,088	112,734
Customer relationships	10 - 20 years	66,454	68,184
Total gross amortizable intangible assets		196,955	189,395
Accumulated amortization:
Patents		(5,413)	(5,441)
Land rights		(1,452)	(1,389)
Technology/know-how and other		(60,121)	(42,337)
Customer relationships		(14,831)	(11,078)
Total accumulated amortization		(81,817)	(60,245)
Amortizable intangible assets, net		$115,138	$129,150

We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $13.0 million for 2019, $12.6 million for 2018, and $10.1 million for 2017. Amortization expense for amortizable intangible assets is expected to be approximately $12.4 million for 2020, $11.2 million for 2021, $11.0 million for 2022, $10.8 million for 2023, and $10.8 million for 2024.

Indefinite-lived intangible assets at December 31 consisted of the following:

	2019	2018
	(Dollars in thousands)
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,682	$12,813

9. Debt and Other Financing

Loans payable and current portion of long-term debt at December 31 consisted of the following:

	2019	2018
	(Dollars in thousands)
Loans payable	$—	$50
Current portion of long-term debt	8,703	8,871
Loans payable and current portion of long-term debt	$8,703	$8,921

Long-term debt at December 31 consisted of the following:

	2019	2018
	(Dollars in thousands)

Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$801,764	$809,022
Capital lease obligations	2,305	1,832
Other notes	3,496	4,098
Total long-term debt	807,565	814,952
Current portion of long-term debt	(8,703)	(8,871)
Long-term debt, less current portion	$798,862	$806,081

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $3.9 million at December 31, 2019 and $4.8 million at December 31, 2018.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The annual maturities of long-term debt for each of the five years after December 31, 2019, are as follows (in thousands):

2020	$8,938
2021	8,819
2022	8,810
2023	8,719
2024	773,275
Thereafter	3,550
Total maturities of long-term debt	812,111
Unamortized issuance costs on Term loan facility	(3,886)
Imputed interest and executory costs on capitalized lease obligations	(660)
Total long-term debt	$807,565

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

At December 31, 2019, the Company had borrowed $348.8 million under the Tranche B-1 Loans at an interest rate of 4.19%, $230.9 million under the Tranche B-2 Loans at an interest rate of 4.19%, and $226.0 million under the Tranche B-3 Loans at an interest rate of 4.19%. At December 31, 2019, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At December 31, 2019, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.10%, 2.96%, and 2.48%, respectively.

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

At December 31, 2019, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $495.8 million of additional borrowings available under the revolving credit facilities at December 31, 2019.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At December 31, 2019, we were in compliance with the covenants of the Amended Credit Facility.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

•The base rate for U.S. term loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate or (iii) the daily LIBOR rate plus 1.00%. The applicable margin for base rate loans is 1.50%.

•The LIBOR rate for U.S. term loans shall not be less than 0.75% and the applicable margin for LIBOR rate U.S. term loans is 2.50%.

•The EURIBOR rate for Euro term loans shall not be less than 0% and the applicable margin for EURIBOR rate loans is 2.75%.

•For LIBOR rate term loans and EURIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate or EURIBOR rate, as applicable, for the corresponding duration.

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

•The base rate for revolving loans will be the highest of (i) the federal funds rate plus 0.50%, (ii) the syndication agent’s prime rate or (iii) the daily LIBOR rate plus 1.00%. The applicable margin for base rate loans will vary between 0.75% and 1.75%.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

2014 Credit Facility

In 2014, the Company entered into a credit facility, (the “2014 Credit Facility”), that was amended on January 25, 2016, and August 29, 2016, resulting in a $400 million secured revolving line of credit with a term of five years and a $300 million secured term loan facility with a term of seven years from the original issuance date with a group of lenders that was replaced on February 14, 2017, by the Credit Facility (as defined above).

In conjunction with the refinancing of the 2014 Credit Facility, we recorded a charge of $3.9 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2017.

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the year ended December 31, 2019 and 2018, was immaterial. The program, whose maximum capacity is €100 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 65% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program was $19.3 million at December 31, 2019 and $10.9 million at December 31, 2018. The carrying amount of the deferred purchase was $6.6 million at December 31, 2019 and $1.8 million at December 31, 2018, and is recorded in Other receivables. As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business. As such, our Tile Coatings business was classified as held-for-sale. At December 31, 2019 and 2018, $52.6 million and $60.4 million, respectively, of the outstanding principal amount of receivables sold under this program pertained to the Tile Coatings business. The carrying amount of the deferred purchase price at December 31, 2019 and 2018 was $20.5 million and $21.2 million, respectively. Both are recorded in Current assets held-for-sale in our consolidated balance sheets.

	2019	2018
	(Dollars in thousands)
Trade accounts receivable sold to financial institutions	$59,293	$13,788	—
Cash proceeds from financial institutions (1)	39,958	8,282	—
Trade accounts receivable collected to be remitted (2)	12,817	1,844	—

(1)In 2019 and 2018, our Tile Coatings business received cash proceeds from financial institutions of $131.5 million and $49.0 million, respectively. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

(2)Included in Accrued expense and other current liabilities. During 2019 and 2018, trade accounts receivable collected to be remitted of $12.8 million and $9.7 million, respectively, pertained to the Tile Coatings business and is included in Current liabilities held-for-sale in our consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.1 million at December 31, 2019 and $31.4 million at December 31, 2018. The unused portions of these lines provided additional liquidity of $25.0 million at December 31, 2019 and $26.6 million at December 31, 2018.

10. Financial Instruments

The following table presents financial instrument assets (liabilities) at the carrying amount, fair value and classification within the fair value hierarchy:

	December 31, 2019
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$96,202	$96,202	$96,202	$—	$—
Term loan facility - Amended Credit Facility (1)	(801,764)	(799,750)	—	(799,750)	—
Other long-term notes payable	(3,496)	(1,557)	—	(1,557)	—
Cross currency swaps	22,111	22,111	—	22,111	—
Interest rate swaps	(14,698)	(14,698)	—	(14,698)	—
Foreign currency forward contracts, net	601	601	—	601	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Cash and cash equivalents	$96,101	$96,101	$96,101	$—	$—
Loans payable	(50)	(50)	—	(50)	—
Term loan facility - Credit Facility (1)	(809,022)	(796,796)	—	(796,796)	—
Other long-term notes payable	(4,098)	(1,772)	—	(1,772)	—
Cross currency swaps	17,104	17,104	—	17,104	—
Interest rate swaps	(5,244)	(5,244)	—	(5,244)	—
Foreign currency forward contracts, net	(270)	(270)	—	(270)	—

(1)The carrying values of the term loan facilities are net of unamortized debt issuance costs of $3.9 million and $4.8 million for the period ended December 31, 2019, and December 31, 2018, respectively.

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

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

Derivatives Designated as Hedging Instruments

Cash Flow Hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded as a component of AOCL and reclassified into earnings in the same period during which the hedged transaction affects earnings.

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. During the second quarter of 2017, the Company entered into interest rate swap agreements that converted $150 million and €90 million of our term loans from variable interest rates to fixed interest rates. These swaps qualified for, and were designated as, cash flow hedges. The interest rate swap agreements were terminated in the second quarter of 2018 in connection with the refinancing of the Credit Facility.

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount was $314.4 million at December 31, 2019. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of December 31, 2019, the Company expects it will reclassify net losses of approximately $3.7 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount was $226.0 million at December 31, 2019, with a maturity date of February 14, 2024. The spot to spot change is recorded in Foreign currency losses, net, to offset the gain or loss recognized on the foreign denominated debt. As of December 31, 2019, the Company expects it will reclassify net gains of approximately $3.9 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the year ended December 31, 2019 and 2018, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
	2019	2018	2019	2018	AOCL into Income
	(Dollars in thousands)
Interest rate swaps	$(11,050)	$(4,513)	$(441)	$(966)	Interest expense
Cross currency swaps	8,319	15,901	5,844	3,616	Interest expense
			$5,403	$2,650	Total Interest expense
Cross currency swaps			4,759	14,509	Foreign currency losses, net
			$4,759	$14,509	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the year ended December 31, 2019 and 2018, are as follows:

	2019	2018
	(Dollars in thousands)
Interest expense	$24,302	$23,659
Foreign currency losses, net	9,166	6,335

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

During the fourth quarter of 2019, the company entered into foreign currency forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. The gain or loss on the derivative is recorded as a component of AOCL and reclassified into earnings in the same period during which the hedged transaction affects earnings.

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

In the second quarter of 2018, the Company entered into cross currency swap agreements where we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. The notional amount was €96.2 million at December 31, 2019, with a maturity date of February 14, 2024. These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of gain (loss) on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the year ended December 31, 2019 and 2018, follow:

			Amount of Gain		Amount of Gain Recognized in
	Amount of Gain		Reclassified from		Income on Derivative (Amount
	Recognized in AOCL		AOCL into Income		Excluded from Effectiveness Testing)		Location of Gain
	2019	2018	2019	2018	2019	2018	in Earnings
	(Dollars in thousands)
Cross currency swaps	$6,330	$7,243	$—	$—	$3,688	$2,261	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade, primarily intercompany transactions, and reported as Foreign currency losses, net in the consolidated statements of operations. We incurred net losses of $2.5 million in 2019, approximately zero in 2018, and $2.9 million in 2017, arising from the change in fair value of our financial instruments, which are netted against the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $625.9 million at December 31, 2019 and $387.2 million at December 31, 2018.

The following table presents the effect on our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively, of foreign currency forward contracts:

	Amount of Loss
	Recognized in Earnings
	2019	2018	2017	Location of Loss in Earnings
	(Dollars in thousands)
Foreign currency forward contracts	$(2,462)	$(12)	$(2,938)	Foreign currency losses, net

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our consolidated balance sheets at December 31, 2019 and 2018. All derivatives are reported on a gross basis.

	2019	2018	Balance Sheet Location
	(Dollars in thousands)
Asset derivatives:
Cross currency swaps	$6,711	$9,606	Other current assets
Cross currency swaps	15,400	7,498	Other non-current assets
Foreign currency forward contracts	1,474	626	Other current assets
Liability derivatives:
Interest rate swaps	$(3,723)	$(755)	Accrued expenses and other current liabilities
Interest rate swaps	(10,975)	(4,489)	Other non-current liabilities
Foreign currency forward contracts	(873)	(896)	Accrued expenses and other current liabilities

11. Income Taxes

Income tax expense (benefit) is based on our earnings from continuing operations before income taxes as presented in the following table:

	2019	2018	2017
	(Dollars in thousands)
U.S.	$18,709	$13,854	$20,816
Foreign	24,802	57,196	62,499
Total	$43,511	$71,050	$83,315

Our income tax expense (benefit) from continuing operations consists of the following components:

	2019	2018	2017
	(Dollars in thousands)
Current:
U.S. federal	$475	$449	$714
Foreign	18,358	19,548	25,908
State and local	168	211	123
Total current	19,001	20,208	26,745
Deferred:
U.S. federal	(3,832)	3,265	25,125
Foreign	(8,340)	(9,157)	(5,801)
State and local	1,290	(186)	344
Total deferred	(10,882)	(6,078)	19,668
Total income tax expense (benefit)	$8,119	$14,130	$46,413

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

In addition, income tax expense (benefit) that we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

	2019	2018	2017
	(Dollars in thousands)
Interest rate swaps	$(3,210)	$(1,529)	$547
Postretirement benefit liability adjustments	11	(32)	1
Net investment hedge	654	954	(4,025)
Foreign currency translations	27	—	—
Total income tax (benefit) expense allocated to Ferro Corporation shareholders' equity	$(2,518)	$(607)	$(3,477)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Foreign tax rate difference	9.8	7.4	(5.9)
Non-deductible expenses	4.4	2.9	0.1
Global intangible low-taxed income, net	2.8	1.8	—
Other	2.8	(2.5)	(1.9)
Uncertain tax positions, net of tax audit settlements	1.7	3.8	7.0
Foreign currency	1.4	0.3	0.7
Foreign withholding taxes	1.3	1.0	0.7
State taxes	1.3	0.7	(0.6)
Tax rate changes	0.9	(3.0)	25.2
Goodwill dispositions, impairments and amortization	(1.2)	—	(0.5)
Tax credits	(3.2)	(1.7)	(1.2)
Foreign derived intangible income deduction	(3.2)	(1.6)	—
Net adjustment of prior year accrual	(5.0)	(4.2)	(1.0)
Adjustment of valuation allowances	(16.1)	(6.0)	(1.9)
Effective tax rate	18.7%	19.9%	55.7%

On December 22, 2017, U.S. federal tax legislation was enacted containing a broad range of tax reform provisions including a corporate tax rate reduction. In 2017, the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent resulted in additional tax expense of $21.5 million.

We have refundable income taxes of $16.9 million at December 31, 2019 and $13.5 million at December 31, 2018, classified as Other receivables on our consolidated balance sheets. We also have income taxes payable of $8.4 million at December 31, 2019, and $6.0 million at December 31, 2018, classified as Accrued expenses and other current liabilities on our consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The components of deferred tax assets and liabilities at December 31, 2019 and 2018 were:

	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Foreign operating loss carryforwards	$35,394	$41,611
Pension and other benefit programs	39,633	37,397
Foreign tax credit carryforwards	11,423	17,356
Accrued liabilities	10,726	11,114
Other credit carryforwards	6,707	5,815
Other	11,161	9,035
State and local operating loss carryforwards	2,058	2,272
Inventories	2,366	2,153
Allowance for doubtful accounts	746	704
Currency differences	1,407	—
Total deferred tax assets	121,621	127,457
Deferred tax liabilities:
Property, plant and equipment and intangibles -- depreciation and amortization	23,617	28,601
Unremitted earnings of foreign subsidiaries	1,594	1,575
Other	2,115	2,784
Total deferred tax liabilities	27,326	32,960
Net deferred tax assets before valuation allowance	94,295	94,497
Valuation allowance	(10,447)	(24,577)
Net deferred tax assets	$83,848	$69,920

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

At December 31, 2019, we had $36.4 million of state and local operating loss carryforwards and $157.9 million of foreign operating loss carryforwards, which can be carried forward indefinitely and others expire in one to twenty years. At December 31, 2019, we had $22.6 million in tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss	Tax Credit
	Carryforwards	Carryforwards
Expiring in:	(Dollars in thousands)
2020	$10,175	$137
2021-2025	23,953	10,791
2026-2030	22,814	6,469
2031-2035	11,943	3,267
2036-2040	81	966
2041-Indefinitely	125,307	987
Total	$194,273	$22,617

We assess the available positive and negative evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was whether a cumulative loss over the three-year period ended December 31, 2019 had been incurred. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.

Based on this assessment as of December 31, 2019, the Company has recorded a valuation allowance of $10.4 million in order to measure only the portion of the deferred tax assets that more likely than not will be realized. The most significant items that decreased the valuation allowance from 2018 to 2019 primarily related to the removal of a valuation allowance due to expiration of tax attributes and changes in Management’s assessment regarding the realizability of certain deferred tax assets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

We classified net deferred income tax assets as of December 31, 2019 and 2018 as detailed in the following table:

	2019	2018
	(Dollars in thousands)
Non-current assets	$98,714	$88,526
Non-current liabilities	(14,866)	(18,606)
Net deferred tax assets	$83,848	$69,920

Activity and balances of unrecognized tax benefits are summarized below:

	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$24,869	$28,470	$30,085
Additions based on tax positions related to the current year	3,425	4,041	1,609
Additions for tax positions of prior years	—	24	2,057
Reductions for tax positions of prior years	—	(1,710)	(288)
Reductions as a results of expiring statutes of limitations	(688)	(420)	(6,284)
Foreign currency adjustments	(660)	(786)	1,644
Settlements with taxing authorities	(946)	(4,750)	(353)
Balance at end of year	$26,000	$24,869	$28,470

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $8.7 million at December 31, 2019, $9.2 million at December 31, 2018, and $9.8 million at December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.5 million of expense in 2019, $0.4 million of expense in 2018, and $0.7 million of expense in 2017 for interest, net of tax, and related penalties. The Company accrued $2.9 million at December 31, 2019, $1.8 million at December 31, 2018, and $3.8 million at December 31, 2017 for payment of interest, net of tax, and penalties.

We anticipate that $2.4 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods and the anticipation of the closure of tax examinations.

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

At December 31, 2019, we provided $1.6 million for deferred income taxes on $11.2 million of undistributed earnings of foreign subsidiaries that are not considered to be indefinitely reinvested. For certain other of the Company’s foreign subsidiaries, undistributed earnings of approximately $126.1 million are considered to be indefinitely reinvested, and we have not provided for deferred taxes on such earnings. We have not disclosed deferred income taxes on undistributed earnings of foreign subsidiaries where they are considered to be indefinitely reinvested, as it is not practicable to estimate the additional taxes that might be payable on the eventual remittance of such earnings, given the uncertain timing of when any such eventual remittance may occur, the significant number of foreign subsidiaries we have, the multiple layers within our legal entity structure, and the complexities of tax regulations across those foreign subsidiaries.

12. Contingent Liabilities

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.8 million at December 31, 2019 and $5.5 million at December 31, 2018. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

We have recorded environmental liabilities of $7.2 million at December 31, 2019 and $8.5 million at December 31, 2018, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at December 31, 2019 and December 31, 2018, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation and other circumstances.

In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints were filed in the same court by 25 other New York municipal water suppliers and in New York State Supreme Court by one water supplier against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane. The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation. As a result of this ruling, we recorded a liability for $8.7 million at December 31, 2016. During 2017, the Company participated in a newly available tax regime, resulting in the reduction of interest on these outstanding tax liabilities of $4.5 million. The liability recorded at December 31, 2019 and 2018, is $0.6 million and $1.3 million, respectively.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

13. Retirement Benefits

Defined Benefit Pension Plans

	U.S. Pension Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Service cost	$10	$11	$11	$1,410	$1,392	$1,410
Interest cost	11,787	11,308	14,594	2,264	2,166	2,089
Expected return on plan assets	(12,622)	(15,982)	(20,111)	(758)	(755)	(773)
Amortization of prior service cost	—	—	7	7	6	8
Mark-to-market actuarial net losses (gains)	1,228	16,633	(5,432)	11,033	2,444	(1,792)
Curtailment and settlement effects losses	—	—	2,581	292	156	28
Special termination benefits	—	—	—	—	106	27
Net periodic benefit cost (credit)	$403	$11,970	$(8,350)	$14,248	$5,515	$997
Weighted-average assumptions:
Discount rate	4.40%	3.80%	4.40%	2.61%	2.35%	2.24%
Rate of compensation increase	N/A	N/A	N/A	3.19%	3.18%	3.14%
Expected return on plan assets	7.70%	7.70%	8.20%	2.74%	2.55%	2.54%

For the majority of our U.S. defined benefit pension plans, the participants stopped accruing benefit service costs after March 31, 2006, except for one plan with a single employee.

In 2019, the mark-to-market actuarial net loss on the U.S. pension plans of $1.2 million consisted of a charge of $28.3 million to remeasure the liability based on a lower discount rate compared with the prior year, partially offset by a gain of $23.3 million from actual returns on plan assets exceeding expected returns and a $3.8 million gain on demographic experience and actuarial assumptions. The mark-to-market actuarial net loss of $11.0 million for non-U.S. plans was primarily driven by remeasurement of the respective liabilities at lower discount rates.

In 2018, the mark-to-market actuarial net loss on the U.S. pension plans of $16.6 million was driven by a loss of $31.0 million from expected returns on plan assets being lower than actual returns, partially offset by a gain of $17.9 million from the change in the discount rate compared with the prior year. The mark-to-market actuarial net loss of $2.4 million for non-U.S. plans was primarily driven by expected returns on plan assets being lower than actual returns.

In 2017, the mark-to-market actuarial net gain on the U.S. pension plans of $5.4 million was based on $20.8 million of gain from actual returns on plan assets exceeding expected returns on plan assets, partially offset by a loss on remeasurement of the liability from a lower discount rate compared with the prior year. The mark-to-market actuarial net gain of $1.8 million for non-U.S. plans was primarily driven by remeasurement of the respective liabilities at a higher discount rate.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$279,885	$303,170	$106,098	$109,450
Service cost	10	11	1,410	1,392
Interest cost	11,787	11,308	2,264	2,166
Curtailments	—	—	(45)	—
Amendments	—	—	23	—
Settlements	—	(25)	(734)	(517)
Special termination benefits	—	—	—	106
Plan participants' contributions	—	—	14	21
Benefits paid	(19,978)	(20,165)	(5,367)	(2,658)
Net transfer in	—	—	—	140
Actuarial loss (gain)	24,477	(14,414)	14,949	816
Exchange rate effect	—	—	(1,914)	(4,818)
Benefit obligation at end of year	$296,181	$279,885	$116,698	$106,098
Accumulated benefit obligation at end of year	$296,181	$279,885	$107,332	$97,406
Change in plan assets:
Fair value of plan assets at beginning of year	$204,425	$239,260	$32,979	$36,314
Actual return on plan assets	35,871	(15,065)	4,336	(1,029)
Employer contributions	2,909	420	3,277	2,523
Plan participants' contributions	—	—	14	21
Benefits paid	(19,978)	(20,165)	(5,367)	(2,658)
Effect of settlements	—	(25)	(734)	(517)
Exchange rate effect	—	—	(607)	(1,675)
Fair value of plan assets at end of year	$223,227	$204,425	$33,898	$32,979
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$44	$—
Accrued expenses and other current liabilities	(410)	(404)	(2,589)	(2,912)
Postretirement and pension liabilities	(72,544)	(75,056)	(80,255)	(70,205)
Funded status	$(72,954)	$(75,460)	$(82,800)	(73,117)

	U.S. Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
	(Dollars in thousands)
Weighted-average assumptions as of December 31:
Discount rate	3.35%	4.40%	1.76%	2.61%
Rate of compensation increase	N/A	N/A	3.11%	3.19%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$296,181	$279,885	$84,791	$78,791
Plan assets	223,227	204,425	1,946	5,674
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$296,181	$279,885	$84,338	$76,097
Accumulated benefit obligations	296,181	279,885	75,073	67,619
Plan assets	223,227	204,425	1,553	3,100

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Activity and balances in Accumulated other comprehensive loss related to defined benefit pension plans are summarized below:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
	(Dollars in thousands)
Prior service (cost):
Balance at beginning of year	$—	$—	$(22)	$2
Amounts recognized as net periodic benefit costs	—	—	(7)	(6)
Plan amendments	—	—	(14)	—
Exchange rate effects	—	—	(1)	(18)
Balance at end of year	$—	$—	$(44)	$(22)
Estimated amounts to be amortized in 2020	$—		$(8)

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The fair values of our pension plan assets at December 31, 2019, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Guaranteed deposits	$—	1,863	—	1,863
Mutual funds	73,563	—	—	73,563
Commingled funds	—	434	244	678
Equities:
U.S. common stocks	4,198	—	—	4,198
Mutual funds	128,546	—	—	128,546
Commingled funds	—	706	—	706
Total assets in the fair value hierarchy	$206,307	$3,003	$244	$209,554
Investments measured at net asset value	—	—	—	13,673
Investments at fair value	$206,307	$3,003	$244	$223,227
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$10	$—	$—	$10
Guaranteed deposits	—	748	30,155	30,903
Mutual funds	2,352	—	—	2,352
Other	89	—	—	89
Equities:
Mutual funds	544	—	—	544
Other assets	—	—	—	—
Total	$2,995	$748	$30,155	$33,898

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The fair values of our pension plan assets at December 31, 2018, by asset category are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
U.S. plans:
Fixed income:
Guaranteed deposits	$—	1,723	—	1,723
Mutual funds	74,310	—	—	74,310
Commingled funds	—	502	226	728
Equities:
U.S. common stocks	4,439	—	—	4,439
Mutual funds	109,756	—	—	109,756
Commingled funds	—	695	—	695
Total assets in the fair value hierarchy	$188,505	$2,920	$226	$191,651
Investments measured at net asset value	—	—	—	12,774
Investments at fair value	$188,505	$2,920	$226	$204,425
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$—	$89	$—	$89
Guaranteed deposits	32	744	27,318	28,094
Mutual funds	1,070	—	—	1,070
Other	1,068	2,126	—	3,194
Equities:
Mutual funds	451	—	—	451
Other assets	81	—	—	81
Total	$2,702	$2,959	$27,318	$32,979

The Company’s U.S. pension plans held 0.3 million shares of the Company’s common stock with a market value of $4.2 million at December 31, 2019 and 0.3 million shares with a market value of $4.4 million at December 31, 2018.

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

A rollforward of Level 3 assets is presented below. Unrealized gains included in earnings were $3.9 million in 2019 and unrealized loss included in earnings were $1.0 million in 2018.

	Guaranteed	Commingled
	deposits	funds	Total
	(Dollars in thousands)
Balance at December 31, 2017	$30,127	$269	$30,396
Sales	(487)	—	(487)
Gains (losses) included in earnings	(960)	(43)	(1,003)
Exchange rate effect	(1,362)	—	(1,362)
Balance at December 31, 2018	$27,318	$226	$27,544
Sales	(473)	—	(473)
Gains (losses) included in earnings	3,885	18	3,903
Exchange rate effect	(575)	—	(575)
Balance at December 31, 2019	30,155	244	$30,399

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

We expect to contribute approximately $9.7 million to our U.S. pension plans and $3.5 million to our non-U.S. pension plans in 2020.

We estimate that future pension benefit payments, will be as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)
2020	$20,340	$3,487
2021	20,580	3,275
2022	20,952	3,655
2023	20,450	4,017
2024	20,336	3,371
2025-2029	96,857	22,516

Postretirement Health Care and Life Insurance Benefit Plans

	2019	2018	2017
	(Dollars in thousands)
Net periodic benefit cost:
Interest expense	$702	$732	$843
Service cost	2	—	—
Mark-to-market actuarial net loss (gain)	1,080	(2,580)	458
Total net periodic benefit cost (credit)	$1,784	$(1,848)	$1,301
Weighted-average assumptions:
Discount rate	4.30%	3.70%	4.20%
Current trend rate for health care costs	6.30%	6.40%	6.50%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	2036	2036	2036

A one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest costs components	$38	$(34)
Effect on postretirement benefit obligation	877	(773)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

	2019	2018
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$17,198	$20,725
Service cost	2	—
Interest cost	702	732
Benefits paid	(1,833)	(1,679)
Actuarial loss (gain)	1,080	(2,580)
Benefit obligation at end of year	$17,149	$17,198
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,836	1,679
Benefits paid	(1,836)	(1,679)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(1,945)	$(1,966)
Postretirement and pension liabilities	(15,204)	(15,232)
Funded status	$(17,149)	$(17,198)
Weighted-average assumptions as of December 31:
Discount rate	3.25%	4.30%
Current trend rate for health care costs	6.10%	6.30%
Ultimate trend rate for health care costs	4.50%	4.50%
Year that ultimate trend rate is reached	2036	2036

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before Medicare	After Medicare
	Subsidy	Subsidy
	(Dollars in thousands)
2020	$1,945	$1,737
2021	1,846	1,651
2022	1,741	1,559
2023	1,635	1,466
2024	1,537	1,382
2025-2029	6,181	5,589

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. The expense applicable to these plans was $3.7 million, $2.9 million, and $5.7 million in 2019, 2018, and 2017, respectively.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

Stock options, performance share units, deferred stock units and restricted stock units were the only grant types outstanding at December 31, 2019. Stock options, performance share units, and restricted stock units are discussed below. Activities in other grant types were not significant.

Stock Options

General Information

Stock options outstanding at December 31, 2019, have a term of 10 years, vest evenly over three years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death or retirement, the stock options become 100% vested and exercisable.

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

The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options granted in the respective years:

	2019	2018	2017
Weighted-average grant-date fair value	$6.47	$8.91	$7.29
Expected life, in years	5.6	5.4	6.0
Risk-free interest rate	2.5%	2.7%	1.9% - 2.3%
Expected volatility	33.9%	39.7%	48.0% - 51.5%
Expected dividend yield	—%	—%	—%

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Stock Option Activity Information

A summary of stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at December 31, 2018	1,578,389	$11.32
Granted	279,000	17.89
Exercised	(116,790)	9.00
Forfeited or expired	(11,600)	18.27
Outstanding at December 31, 2019	1,728,999	$12.49	5.4	$5,960
Exercisable at December 31, 2019	1,296,030	$14.57	4.3	$5,923
Vested or expected to vest at December 31, 2019	1,728,999	$12.49	5.4	$5,960

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

Information related to stock options exercised follows:

	2019	2018	2017
	(Dollars in thousands)
Proceeds from the exercise of stock options	$1,052	$727	$4,283
Intrinsic value of stock options exercised	750	1,590	2,780
Income tax benefit related to stock options exercised	158	334	980

Stock Options Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

	2019	2018	2017
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$1,801	$1,528	$1,560
Deferred income tax benefits related to compensation expense	378	321	328
Total fair value of stock options vested	1,387	1,390	1,370
Unrecognized compensation cost	1,469	606	587
Expected weighted-average recognition period for unrecognized compensation, in years	2.2	2.7	2.0

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Performance Share Units

General Information

Performance share units, expressed as shares of the Company’s common stock, are earned only if the Company meets specific performance targets over a three year period. The grants have a vesting period of three years.

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

Performance Share Unit Valuation Model and Method Information

The estimated fair value of performance share units granted in 2019, 2018 and 2017 is based on the closing price of the Company’s common stock on the date of issuance and recorded based on achievement of target performance metrics. As of December 31, 2019, we had 0.2 million and 0.1 million performance share units outstanding associated with our 2019 and 2018 grants, respectively.

The weighted average grant date fair value of our performance share units was $17.61 for shares granted in 2019, $22.92 for shares granted in 2018 and $14.89 for shares granted in 2017. All performance share units are initially expensed at target and are evaluated each reporting period for likelihood of achieving the performance metrics, and the expense is adjusted, as appropriate.

Performance Share Unit Activity Information

A summary of performance share unit activity follows:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	Units	Term

Outstanding at December 31, 2018	526,300
Granted	344,224
Earned	(406,300)
Forfeited or expired	(12,224)
Outstanding at December 31, 2019	452,000	1.0
Vested or expected to vest at December 31, 2019	452,000	1.0

Performance Share Unit Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to performance share units follows:

	2019	2018	2017
	(Dollars in thousands)
Compensation expense recorded in Selling, general and administrative expenses	$3,607	$4,152	$6,772
Deferred income tax benefits related to compensation expense	757	872	1,422
Unrecognized compensation cost	2,730	3,599	3,726
Expected weighted-average recognition period for unrecognized compensation, in years	1.6	1.4	1.4

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Restricted Stock Units

We granted 0.2 million, 0.1 million and 0.2 million restricted stock units in 2019, 2018, and 2017, respectively. Fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of issuance. Restricted stock units are expressed as equivalent shares of the Company’s common stock, and have a three year vesting period. Total expense included in Selling, general and administrative expense related to restricted stock units granted in 2019, 2018 and 2017 was $1.7 million, $2.2 million and $1.5 million, respectively. Total unrecognized compensation cost in 2019, 2018 and 2017 was $2.8 million, $2.8 million and $2.4 million, respectively.

Directors’ Deferred Compensation

Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of the Company’s common stock, is classified as paid-in capital. The rabbi trust held 0.1 million shares, valued at $1.6 million, at December 31, 2019, and 0.1 million shares, valued at $1.2 million, at December 31, 2018.

15. Restructuring and Cost Reduction Programs

Our restructuring and cost reduction programs have been developed with the objective of realigning the business and lowering our cost structure. Total restructuring charges resulting from these activities were $11.0 million in 2019, $7.1 million in 2018, and $7.0 million in 2017, which are reported in Restructuring and impairment charges in our consolidated statement of operations. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale. As such, the restructuring costs pertaining to the Tile Coatings business of $1.9 million in 2019, $6.2 million in 2018, and $2.8 million in 2017 are reported in Income (loss) from discontinued operations, net of taxes.

2019 Restructuring Plan

In the second quarter of 2019, we developed and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our recent acquisitions. As a result of the actions, the Company expects to incur total charges of approximately $7.6 million, substantially all of which will be for severance costs.

Global Cost Reduction Program

In 2013, we initiated a Global Cost Reduction Program that was designed to address three key areas of the company: (1) business realignment, (2) operational efficiency and (3) corporate and back office functions. Business realignment was targeted at right-sizing our commercial management organizations globally. The operational efficiency component of the program was designed to improve the efficiency of our plant operations and supply chain. The corporate and back office initiative is principally comprised of work that we are doing with our strategic partners in the areas of finance and accounting and information technology outsourcing. In 2019, the restructuring charges primarily relate to costs associated with integration of our recent acquisitions and optimization programs.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

The charges associated with these restructuring programs are summarized by major type below:

	Employee
	Severance	Other Costs	Total
	(Dollars in thousands)
Expected restructuring charges:
Global Optimization Program	$7,500	76	$7,576
Total expected restructuring charges	$7,500	$76	$7,576

Restructuring charges incurred:
Global Optimization Program	$3,701	3,256	$6,957
Charges incurred in 2017	$3,701	$3,256	$6,957
Global Optimization Program	3,560	3,556	7,116
Charges incurred in 2018	$3,560	$3,556	$7,116
Global Optimization Program	7,163	3,792	10,955
Charges incurred in 2019	$7,163	$3,792	$10,955
Cumulative restructuring charges incurred:
Global Optimization Program	44,251	33,062	77,313
Cumulative restructuring charges incurred as of December 31, 2019	$44,251	$33,062	$77,313

The charges associated with the restructuring programs are summarized by segments below:

	Total				Cumulative
	Expected				Charges To
	Charges	2019	2018	2017	Date
	(Dollars in thousands)
Performance Colors and Glass	$169	$(5)	$23	$3,744	$26,927
Color Solutions	100	124	148	1,250	4,461
Segment Total	269	119	171	4,994	31,388
Corporate Restructuring Charges	7,307	10,836	6,945	1,963	45,925
Total Restructuring Charges	$7,576	$10,955	$7,116	$6,957	$77,313

The activities and accruals related to our global optimization programs are below:

	Employee
	Severance	Other Costs	Total
	(Dollars in thousands)
Balance at December 31, 2016	$209	$1,489	$1,698
Restructuring charges	$3,701	$3,256	6,957
Cash payments	(2,797)	(500)	(3,297)
Non-cash items	196	(3,255)	(3,059)
Balance at December 31, 2017	$1,309	$990	$2,299
Restructuring charges	$3,560	$3,556	$7,116
Cash payments	(3,678)	(597)	(4,275)
Non-cash items	(180)	(3,117)	(3,297)
Balance at December 31, 2018	$1,011	$832	$1,843
Restructuring charges	7,163	3,792	$10,955
Cash payments	(6,987)	(1,831)	(8,818)
Non-cash items	(440)	(1,301)	(1,741)
Balance at December 31, 2019	$747	$1,492	$2,239

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

The components of lease cost are shown below:

	2019	Income Statement Location
	(Dollars in thousands)
Lease Cost
Operating lease cost (1)	$5,318	Selling, general and administrative expenses
Operating lease cost (2)	9,090	Cost of sales
Finance lease cost
Amortization of right-of-use assets	233	Cost of sales
Interest of lease liabilities	17	Interest expense
Net lease cost	$14,658

(1)Included in operating lease cost is $0.9 million of short-term lease costs and $0.4 million of variable lease costs for the year ended December 31, 2019.

(2)Included in operating lease cost is $2.6 million of short-term lease costs and $1.1 million of variable lease costs for the year ended December 31, 2019.

Rent expense, as previously defined under ASC 840, for all operating leases was $12.7 million in 2018 and $10.3 million in 2017.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Supplemental balance sheet information related to leases are shown below:

	2019	Balance Sheet Location
	(Dollars in thousands)
Assets
Operating leased assets	$21,684	Operating leased assets
Finance leased assets(1)	859	Property, plant and equipment, net
Total leased assets	$22,543
Liabilities
Current
Operating	$7,259	Accrued expenses and other current liabilities
Finance	438	Loans payable and current portion of long-term debt
Noncurrent
Operating	15,326	Operating lease non-current liabilities
Finance	1,867	Long-term debt, less current portion
Total lease liabilities	$24,890

(1)Finance leases are net of accumulated depreciation of $3.4 million for December 31, 2019.

Supplemental balance sheet information related to capital lease arrangements as previously defined under ASC 840 are shown below:

2019
(Dollars in thousands)
Gross amounts capitalized
Buildings	$3,100
Equipment	1,129
4,229
Accumulated amortization
Buildings	(3,100)
Equipment	(270)
(3,370)
Net assets under capital leases	$859

Supplemental cash flow information related to leases are shown below:

2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$17
Operating cash flows from operating leases	9,757
Financing cash flows from finance leases	229
Leased assets obtained in exchange for new finance lease liabilities	755
Leased assets obtained in exchange for new operating lease liabilities	30,411

2019
Weighted-average remaining lease term (years)
Operating leases	4.3
Finance leases	6.2
Weighted-average discount rate
Operating leases	4.2%
Finance leases	5.3%

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

Maturities of lease liabilities are shown below as of December 31, 2019:

	Finance	Operating
	Leases	Leases
	(Dollars in thousands)
2020	$531	$8,201
2021	478	6,010
2022	469	3,824
2023	442	2,089
2024	348	1,515
Thereafter	697	2,537
Net minimum lease payments	$2,965	$24,176
Less: interest	660	1,591
Present value of lease liabilities	$2,305	$22,585

Maturities of lease liabilities under ASC 840 are shown below as of December 31, 2018:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2019	$399	$9,643
2020	331	6,375
2021	279	4,650
2022	279	2,889
2023	279	1,781
Thereafter	976	2,368
Net minimum lease payments	$2,543	$27,706
Less amount representing imputed interest and executory costs	712
Present value of net minimum lease payments	1,831
Less current portion	253
Long-term obligations at December 31, 2018	$1,578

17. Miscellaneous Expense (Income), Net

Components of Miscellaneous expense (income), net follow:

	2019	2018	2017
	(Dollars in thousands)
Pension expense (income)	$14,845	$14,142	$(7,474)
Argentina export tax matter	217	507	(3,549)
Gain on change of control	—	(2,586)	(127)
Modification of debt	—	1,046	—
Dividends/royalty from affiliates, net	(529)	(720)	(993)
Loss (gain) on sale of assets	(1,412)	(514)	747
Contingent consideration payment (adjustment)	(2,723)	(1,637)	1,721
Bank fees	1,798	1,656	1,646
Other, net	(474)	180	596
Total Miscellaneous expense (income), net	$11,722	$12,074	$(7,433)

In 2018, we adopted ASU 2017-07, which requires all other components of net benefit costs (credit) besides service cost to be presented outside a subtotal of income from operations. As such, we recorded pension expense of $14.8 million in 2019 and $14.1 million in 2018 and income of $7.5 million in 2017 related to these costs.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

In 2018, the Company acquired 66% of the equity interests of FMU (Note 5), bringing our total ownership to 100%. Due to the change of control that occurred, the Company recorded a gain on purchase of $2.6 million, related to the difference between the Company’s carrying value and fair value of the previously held equity method investment.

In 2017, the Company acquired a majority equity interest in Gardenia (Note 5), and due to the change of control that occurred, the Company recorded a gain on purchase of $2.6 million related to the difference between the Company’s carrying value and fair value of the previously held equity method investment. Substantially all of the operating results, net of income tax, of Gardenia were classified as discontinued operations in the accompanying consolidated statements of operations in conjunction with the sale of the Tile Coatings business discussed in Note 4.

In 2013, the Supreme Court in Argentina ruled unfavorably related to certain export taxes associated with a divested operation. In 2017, the Company participated in a newly available tax regime, resulting in the reduction of these outstanding tax labilities, and as a result recorded a gain of $4.5 million for the year ended December 31, 2017. We recorded a $0.2 million charge in 2019, $0.5 million charge in 2018 and $0.9 million charge in 2017 related to interest on the liabilities.

18. Earnings per Share

Details of the calculations of basic and diluted earnings per share follow:

	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Basic earnings per share computation:
Income from continuing operations	$35,392	$56,920	$36,902
Less: Net income attributable to noncontrolling interests from continuing operations	1,087	851	704
Net income attributable to Ferro Corporation from continuing operations	34,305	56,069	36,198
Income (loss) from discontinued operations, net of income taxes	(27,977)	24,026	20,866
Less: Net income attributable to noncontrolling interests from discontinued operations	290	2	10
Net income attributable to Ferro Corporation from discontinued operations	(28,267)	24,024	20,856
Total	$6,038	$80,093	$57,054
Weighted-average common shares outstanding	82,083	83,940	83,713
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.41	$0.67	$0.43
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$34,305	$56,069	$36,198
Adjustment for income from discontinued operations	(28,267)	24,024	20,856
Total	$6,038	$80,093	$57,054
Weighted-average common shares outstanding	82,083	83,940	83,713
Assumed exercise of stock options	407	772	762
Assumed satisfaction of restricted stock unit conditions	369	301	351
Assumed satisfaction of performance stock unit conditions	32	72	330
Weighted-average diluted shares outstanding	82,891	85,085	85,156
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.41	$0.66	$0.43

The number of anti-dilutive shares were 2.1 million, 1.7 million, and 1.6 million for 2019, 2018, and 2017, respectively. These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

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

The Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million during 2019. The Company repurchased 1,470,791 shares of common stock at an average price of $19.59 per share for a total cost of $28.8 million during 2018. The Company made no repurchases during 2017. As of December 31, 2019, $46.2 million of common stock could still be repurchased under the programs.

20. Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of income tax, were as follows:

	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
	Adjustments	Items	Hedges	Total
	(Dollars in thousands)
Balance at December 31, 2016	$1,141	$(107,784)	$—	$(106,643)
Other comprehensive income (loss) before reclassifications, before tax	—	26,181	2,019	28,200
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(527)	(527)
Postretirement benefit liabilities gain (loss), before tax	42	—	—	42
Current period other comprehensive income (loss), before tax	42	26,181	1,492	27,715
Tax effect	18	(4,025)	547	(3,460)
Current period other comprehensive income (loss), net of tax	24	30,206	945	31,175
Balance at December 31, 2017	$1,165	$(77,578)	$945	$(75,468)
Other comprehensive income (loss) before reclassifications, before tax	—	(24,658)	11,388	(13,270)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(17,159)	(17,159)
Postretirement benefit liabilities gain (loss), before tax	(55)	—	—	(55)
Current period other comprehensive income (loss), before tax	(55)	(24,658)	(5,771)	(30,484)
Tax effect	(16)	954	(1,529)	(591)
Current period other comprehensive income (loss), net of tax	(39)	(25,612)	(4,242)	(29,893)
Balance at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive (loss) income before reclassifications, before tax	—	6,269	(2,731)	3,538
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(10,162)	(10,162)
Postretirement benefit liabilities gain (loss), before tax	91	—	—	91
Current period other comprehensive income (loss), before tax	91	6,269	(12,893)	(6,533)
Tax effect	11	654	(3,183)	(2,518)
Current period other comprehensive income (loss), net of tax	80	5,615	(9,710)	(4,015)
Balance at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

21. Reporting for Segments

As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been the majority of our Performance Coatings reportable segment. Substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets and results are included within discontinued operation in the consolidated statement of operations for all years presented. The retained assets, liabilities and operations of the Performance Coatings reportable segment are reflected within our Performance Colors and Glass reportable segment. The Company’s reportable segments are Performance Colors and Glass and Color Solutions.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	2019	2018	2017
	(Dollars in thousands)
Performance Colors and Glass	$648,692	$691,196	$638,322
Color Solutions	369,674	391,027	358,060
Total net sales	$1,018,366	$1,082,223	$996,382

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

	2019	2018	2017
	(Dollars in thousands)
Performance Colors and Glass	$193,508	$212,364	$209,147
Color Solutions	114,939	124,852	113,694
Other cost of sales	369	2,519	3,878
Total gross profit	308,816	339,735	326,719
Selling, general and administrative expenses	212,485	219,947	217,290
Restructuring and impairment charges	10,955	7,116	8,523
Other expense, net	41,865	41,622	17,591
Income before income taxes	$43,511	$71,050	$83,315

Each segment’s capital expenditures for long-lived assets are detailed below:

	2019	2018	2017
	(Dollars in thousands)
Performance Colors and Glass	$46,304	$49,964	$29,108
Color Solutions	16,597	24,940	20,356
Total segment expenditures for long-lived assets	62,901	74,904	49,464
Unallocated corporate expenditures for long-lived assets	2,069	5,715	1,088
Total expenditures for long lived assets (1)	$64,970	$80,619	$50,552

(1)Includes capital expenditures for discontinued operation of $10.1 million, $5.3 million and $4.7 million in 2019, 2018 and 2017, respectively, integrated within Performance Colors and Glass.

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. and Gemany represent greater than 10% of our net sales. Net sales by geography are as follows:

	2019	2018	2017
	(Dollars in thousands)
United States	$359,267	$379,912	$356,483
Germany	149,270	148,706	122,808
Other international	509,829	553,605	517,091
Total net sales	$1,018,366	$1,082,223	$996,382

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

None of our operations in countries other than the U.S., Mexico, Germany and Columbia owns greater than 10% of consolidated long-lived assets. Long-lived assets that consist of property, plant, and equipment by geography at December 31, 2019 and 2018 are as follows:

	2019	2018
	(Dollars in thousands)
United States	$71,617	$56,263
Mexico	51,224	32,941
Germany	34,996	35,744
Columbia	32,475	32,587
Other international	109,693	118,004
Total long-lived assets	$300,005	$275,539

22. Unconsolidated Affiliates Accounted For Under the Equity Method

Our investments have been accounted for under the equity method because we exert significant influence over these affiliates, but we do not control them. Investment income from these equity method investments, which is reported in Miscellaneous expense (income), net was approximately zero in 2019, income of $0.1 million in 2018, and loss of $0.3 million in 2017. The balance of our equity method investments, which is reported in Other non-current assets, was $8.0 million at December 31, 2019, and $8.2 million at December 31, 2018.

The income (loss) that we record for these investments is equal to our proportionate share of the affiliates’ income or loss and our investments are equal to our proportionate share of the affiliates’ shareholders’ equity based on our ownership percentage. We have summarized below condensed income statement and balance sheet information for the combined equity method investees:

	2019	2018	2017
	(Dollars in thousands)
Net sales	$16,563	$18,950	$33,851
Gross profit	2,507	3,343	5,655
Income (loss) from continuing operations	(861)	746	(224)
Net income (loss)	(689)	596	(220)

	2019	2018
	(Dollars in thousands)
Current assets	$13,623	$17,305
Non-current assets	4,214	3,356
Current liabilities	(2,994)	(3,832)
Non-current liabilities	(161)	(339)

We had the following transactions with our equity-method investees:

	2019	2018	2017
	(Dollars in thousands)
Sales	$7,308	$4,898	$5,378
Purchases	316	15	2,006
Dividends and interest received	154	415	920
Commission and royalties received	363	305	130
Commissions and royalties paid	11	—	57

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018 and 2017 – (Continued)

23. Quarterly Data (Unaudited)

				Net Income	Earnings (Loss) Attributable
				(Loss)	to Ferro Corporation Common
				Attributable	Shareholders Per Common
			Net Income	to Ferro	Share
	Net Sales	Gross Profit	(Loss)	Corporation	Basic	Diluted
	(Dollars in thousands, except per share data)
2018
Quarter 1	$274,448	$88,740	$23,598	$23,391	$0.28	$0.27
Quarter 2	273,544	90,793	29,861	29,668	0.35	0.35
Quarter 3	267,739	79,732	16,143	16,058	0.19	0.19
Quarter 4	266,492	80,470	11,344	10,976	0.13	0.13
Total	$1,082,223	$339,735	$80,946	$80,093	$0.95	$0.94
2019
Quarter 1	$264,240	$78,012	$13,878	$13,604	$0.16	$0.16
Quarter 2	261,978	79,343	11,109	10,871	0.13	0.13
Quarter 3	246,291	76,186	13,210	12,820	0.16	0.16
Quarter 4	245,857	75,275	(30,782)	(31,257)	(0.38)	(0.38)
Total	$1,018,366	$308,816	$7,415	$6,038	$0.07	$0.07

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

Restructuring and impairment charges in 2019 were $1.7 million in the first quarter, $4.1 million in the second quarter, $2.1 million in the third quarter, and $3.1 million in the fourth quarter. Restructuring and impairment charges in 2018 were $1.2 million in the first quarter, $2.1 million in the second quarter, $1.5 million in the third quarter, and $2.3 million in the fourth quarter. Additionally, Net income (loss) and Net income (loss) attributable to Ferro Corporation during the fourth quarter of 2019 include an impairment charge of $33.5 million associated with the Tile Coatings business. The impairment charge and related assets are recorded within discontinued operations and as assets held-for-sale, respectively, in our consolidated financial statements as of December 31, 2019. Mark-to-market net losses on our postretirement benefit plans was $13.3 million in the fourth quarter of 2019 and net loses of $16.5 million in the fourth quarter of 2018.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2019. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2019, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

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

March 2, 2020

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders and is incorporated here by reference.

Ferro has adopted a series of policies dealing with business and ethics. These policies apply to all Ferro directors, officers and employees. A summary of these policies may be found on Ferro’s website and the full text of the policies is available in print, free of charge, by writing to: General Counsel, Ferro Corporation, 6060 Parkland Blvd. Suite 250, Mayfield Heights, Ohio, 44124, USA. Exceptions, waivers and amendments of those policies may be made, if at all, only by the Audit Committee of the Board of Directors, and, in the event any such exceptions, waivers or amendments are granted, a description of the change or event will be posted on Ferro’s website (www.ferro.com) within four business days. Ferro maintains a worldwide hotline that allows employees throughout the world to report confidentially any detected violations of these legal and ethical conduct policies consistent with local legal requirements and subject to local legal limitations.

Item 11 — Executive Compensation

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2019 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on security ownership of certain beneficial owners and management is contained under the headings “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Other Major Shareholders” and “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Director and Executive Officers” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders and is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2019, were as follows:

			Weighted-Average		Number of Shares
	Number of Shares to Be		Exercise Price of		Remaining Available for
	Issued on Exercise of		Outstanding		Future Issuance Under
	Outstanding Options,		Options, and		Equity Compensation
Equity Compensation Plan	and Other Awards		Other Awards		Plans(1)
Approved by Ferro Shareholders	2,958,382	(2)	$7.57		5,291,857	(3)
Not Approved by Ferro Shareholders	202,268		—		—
Total	3,160,650		$7.57	(4)	5,291,857

_____________________

(1)Excludes shares listed under “Number of Shares to Be Issued on Exercise of Outstanding Options and Other Awards.”

(2)Includes options and other awards issued under the Company’s 2018 Omnibus Incentive Compensation Plan and prior equity compensation plans.

(3)Shares are only available under the 2018 Omnibus Incentive Plan and may be issued as stock options, stock appreciation rights, restricted shares or units, performance shares or units, and other common stock-based awards.

(4)Weighted-average exercise price of outstanding options and other awards; excludes phantom units.

A description follows of the material features of each plan that was not approved by Ferro shareholders:

•Supplemental Defined Contribution Plan for Executive Employees. The Supplemental Executive Defined Contribution Plan allows participants to be credited annually with matching and basic pension contributions that they would have received under the Company’s 401(k) plan except for the applicable IRS limitations on compensation and contributions. Contributions vest at 20% for each year of service, are deemed invested in Ferro Common Stock and earn dividends. Distributions are made in Ferro Common Stock or in cash.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2020 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017;

•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017;

•Consolidated Balance Sheets at December 31, 2019 and 2018;

•Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017;

•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and

•Notes to Consolidated Financial Statements.

(b)Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017, contained on page 103 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)The exhibits listed in the Exhibit Index beginning on page 104 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer

Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 2nd day of March, 2020.

/s/ Peter T. Thomas	Chairman, President and Chief Executive Officer
Peter T. Thomas	(Principal Executive Officer)

/s/ Benjamin J. Schlater	Group Vice President and Chief Financial Officer
Benjamin J. Schlater	(Principal Financial Officer)

/s/ Andrew T. Henke	Interim Chief Accounting Officer
Andrew T. Henke	(Principal Accounting Officer)

/s/ David A. Lorber	Director
David A. Lorber
/s/ Marran H. Ogilvie	Director
Marran H. Ogilvie

/s/ Andrew M. Ross	Director
Andrew M. Ross

/s/ Allen A. Spizzo	Director
Allen A. Spizzo

/s/ Ronald P. Vargo	Director
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES 1

Years Ended December 31, 2019, 2018 and 2017

		Additions Charged
	Balance at	(Reductions Credited) to			Adjustment for
	Beginning of	Costs and			Differences in	Balance at
	Period	Expenses	Deductions		Exchange Rates	End of Period
	(Dollars in thousands)
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2019	$5,504	1,086	(4,487)		(165)	$1,938
Year ended December 31, 2018	$7,821	681	(2,642)		(356)	$5,504
Year ended December 31, 2017	$8,166	44	(1,253)		864	$7,821
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2019	$25,596	—	(13,978)	[2]	(184)	$11,434
Year ended December 31, 2018	$32,579	—	(5,617)	[2]	(1,366)	$25,596
Year ended December 31, 2017	$37,354	—	(5,648)	[2]	873	$32,579

(1) Schedule II is presented on a total Ferro basis, inclusive of discontinued operations.

(2) Included within this deduction is $5.4 million, $1.7 million and $0.8 million for the years ended December 31, 2019, 2018, and 2017 respectively, of valuation allowance release, resulting from the conclusion that the underlying deferred tax assets are more likely than not to be realized.

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

2.3

Asset and Stock Purchase Agreement, dated December 15, 2019, between Ferro Corporation and Pigments Spain, S.L. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K filed January 10, 2020).

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

4	Instruments defining rights of security holders, including indentures:
4.1	Description of Securities

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

10.36	Ferro Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 7, 2018).
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document.**
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
104	The coverage page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

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