Form 10-Q
period 2020-03-31
FERRO CORP
filed 2020-05-11
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

At March 31, 2020, there were 82,242,817 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Net sales	$252,326	$263,382
Cost of sales	171,588	185,523
Gross profit	80,738	77,859
Selling, general and administrative expenses	56,046	56,931
Restructuring and impairment charges	1,165	1,740
Other expense (income):
Interest expense	5,530	6,295
Interest earned	(254)	(811)
Foreign currency losses (gains), net	(1,315)	1,964
Miscellaneous expense (income), net	(1,463)	46
Income before income taxes	21,029	11,694
Income tax expense	5,117	2,893
Income from continuing operations	15,912	8,801
Income from discontinued operations, net of income taxes	221	5,077
Net income	16,133	13,878
Less: Net income attributable to noncontrolling interests	10	274
Net income attributable to Ferro Corporation common shareholders	$16,123	$13,604
Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings:
Continuing operations	$0.19	$0.10
Discontinued operations	—	0.06
	$0.19	$0.16
Diluted earnings:
Continuing operations	$0.19	$0.10
Discontinued operations	—	0.06
	$0.19	$0.16

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net income	$16,133	$13,878
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	(18,366)	3,508
Cash flow hedging instruments, unrealized loss	(9,040)	(4,314)
Other comprehensive loss, net of income tax	(27,406)	(806)
Total comprehensive income (loss)	(11,273)	13,072
Less: Comprehensive income (loss) attributable to noncontrolling interests	(84)	380
Comprehensive income (loss) attributable to Ferro Corporation	$(11,189)	$12,692

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$43,018	$96,202
Accounts receivable, net	150,639	139,333
Inventories	266,275	264,476
Other receivables	63,777	69,365
Other current assets	16,838	22,373
Current assets held-for-sale	289,325	291,420
Total current assets	829,872	883,169
Other assets
Property, plant and equipment, net	295,899	302,249
Goodwill	170,778	172,209
Intangible assets, net	124,120	127,815
Deferred income taxes	100,391	98,714
Operating leased assets	17,294	20,088
Other non-current assets	78,302	72,023
Non-current assets held-for-sale	155,313	158,354
Total assets	$1,771,969	$1,834,621
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,730	$8,703
Accounts payable	105,093	138,799
Accrued payrolls	27,697	27,447
Accrued expenses and other current liabilities	71,661	73,016
Current liabilities held-for-sale	122,366	133,780
Total current liabilities	335,547	381,745
Other liabilities
Long-term debt, less current portion	797,017	798,862
Postretirement and pension liabilities	168,216	174,021
Operating leased non-current liabilities	11,973	14,474
Other non-current liabilities	60,058	56,976
Non-current liabilities held-for-sale	37,620	38,341
Total liabilities	1,410,431	1,464,419
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.2 million and 82.0 million shares outstanding at March 31, 2020, and December 31, 2019, respectively	93,436	93,436
Paid-in capital	291,820	294,543
Retained earnings	278,139	262,016
Accumulated other comprehensive loss	(136,688)	(109,376)
Common shares in treasury, at cost	(174,911)	(180,243)
Total Ferro Corporation shareholders’ equity	351,796	360,376
Noncontrolling interests	9,742	9,826
Total equity	361,538	370,202
Total liabilities and equity	$1,771,969	$1,834,621

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202
Net income	—	—	—	—	16,123	—	10	16,133
Other comprehensive loss	—	—	—	—	—	(27,312)	(94)	(27,406)
Stock-based compensation transactions	(238)	5,332	—	(2,723)	—	—	—	2,609
Balances at March 31, 2020	11,193	$(174,911)	$93,436	$291,820	$278,139	$(136,688)	$9,742	$361,538

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2018	10,433	$(165,545)	$93,436	$298,123	$255,978	$(105,361)	$9,218	$385,849
Net income	—	—	—	—	13,604	—	274	13,878
Other comprehensive income (loss)	—	—	—	—	—	(912)	106	(806)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(370)	8,422	—	(6,446)	—	—	—	1,976
Balances at March 31, 2019	11,504	$(182,123)	$93,436	$291,677	$269,582	$(106,273)	$9,598	$375,897

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net cash used in operating activities	$(71,535)	$(67,527)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(8,316)	(23,326)
Collections of financing receivables	28,827	20,186
Business acquisitions, net of cash acquired	—	(251)
Other investing activities	745	—
Net cash provided by (used in) investing activities	21,256	(3,391)
Cash flows from financing activities
Net borrowings under loans payable	137	33
Principal payments on term loan facility - Amended Credit Facility	(2,050)	(2,050)
Proceeds from revolving credit facility - Amended Credit Facility	180,000	104,174
Principal payments on revolving credit facility - Amended Credit Facility	(180,000)	(52,866)
Purchase of treasury stock	—	(25,000)
Other financing activities	216	(414)
Net cash provided by (used in) financing activities	(1,697)	23,877
Effect of exchange rate changes on cash and cash equivalents	(1,208)	377
Decrease in cash and cash equivalents	(53,184)	(46,664)
Cash and cash equivalents at beginning of period	104,402	104,301
Cash and cash equivalents at end of period	51,218	57,637
Less: Cash and cash equivalents of discontinued operations at end of period	8,200	8,200
Cash and cash equivalents of continuing operations at end of period	$43,018	$49,437
Cash paid during the period for:
Interest	$7,853	$8,232
Income taxes	$4,431	$3,940

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We produce our products primarily in the Europe, Middle East and Africa (“EMEA”) region, the United States (“U.S.”), the Asia Pacific region, and Latin America.

Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2020.

During the fourth quarter of 2019, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets. As further discussed in Note 4, we entered into a definitive agreement to sell our Tile Coatings business which has historically been included in the Performance Coatings reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Subsequent to the treatment of the Tile Coatings business as discontinued operations, the remaining businesses within Performance Coatings were included within the Performance Colors and Glass reportable segment, which as of January 1, 2020, was renamed Functional Coatings.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. The reclassification relates to the balance sheet presentation of assets and liabilities as held for sale and statement of operations presentation of results classified as discontinued operations in relation to the Tile Coatings business transaction.

2.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

The following ASUs were adopted as of January 1, 2020 and did not have a material impact on the consolidated financial statements:

Standard	Description
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, issued December, 2019

Simplifies the accounting for income taxes by removing certain exceptions and by: altering the recognition of franchise tax partially based on income; requiring evaluation of proper treatment of a step up in the tax basis of goodwill; specifying requirements regarding the allocation of tax expense to a legal entity that is not subject to tax; requiring the effect of an enacted change in tax laws or rates be reflected in the annual effective tax rate computation in the interim period that includes the enactment date, and; other minor codification improvements. ASU 2019-12 was early adopted by the Company.

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
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, issued March, 2020

Provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended March 31, 2020, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$75,857	$46,694	$21,756	$11,128	$155,435
Color Solutions	37,889	41,159	9,296	8,547	96,891
Total net sales	$113,746	$87,853	$31,052	$19,675	$252,326

Revenues disaggregated by geography and reportable segment for the three months ended March 31, 2019, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$78,265	$51,979	$22,898	$13,884	$167,026
Color Solutions	35,567	43,599	8,825	8,365	96,356
Total net sales	$113,832	$95,578	$31,723	$22,249	$263,382

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

The table below summarizes results for the Tile Coatings business for the three months ended March 31, 2020 and 2019 which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net sales	$114,750	$124,166
Cost of sales	86,902	100,169
Gross profit	27,848	23,997
Selling, general and administrative expenses	18,808	15,149
Restructuring and impairment charges	279	387
Interest expense	2,231	2,989
Interest earned	(24)	(15)
Foreign currency losses (gains), net	5,765	(1,226)
Miscellaneous expense, net	542	229
Income from discontinued operations before income taxes	247	6,484
Income tax expense	26	1,407
Income from discontinued operations, net of income taxes	221	5,077
Less: Net income (loss) attributable to noncontrolling interests	(23)	105
Net income attributable to Tile Coatings business	$244	$4,972

The following table summarizes the assets and liabilities which are classified as held-for-sale at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$8,200	$8,200
Accounts receivable, net	158,035	156,645
Inventories	98,502	101,127
Other receivables	21,747	22,442
Other current assets	2,841	3,006
Current assets held-for-sale	289,325	291,420
Property, plant and equipment, net	95,495	97,185
Goodwill	3	3
Amortizable intangible assets, net	39,293	39,692
Deferred income taxes	14,135	14,425
Other non-current assets	6,387	7,049
Non-current assets held-for-sale	155,313	158,354
Total assets held-for-sale	$444,638	$449,774

Loans payable and current portion of long-term debt	$4,053	$3,678
Accounts payable	84,719	96,998
Accrued payrolls	3,637	4,838
Accrued expenses and other current liabilities	29,957	28,266
Current liabilities held-for-sale	122,366	133,780
Long-term debt, less current portion	25,331	25,805
Postretirement and pension liabilities	7,629	7,473
Other non-current liabilities	4,660	5,063
Non-current liabilities held-for-sale	37,620	38,341
Total liabilities held-for-sale	$159,986	$172,121

The following table summarizes cash flow data relating to discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Depreciation	$—	$2,927
Amortization of intangible assets	—	798
Capital expenditures	(1,147)	(4,982)
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	667	2,428

5.    Inventories

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Raw materials	$78,501	$80,176
Work in process	48,996	49,717
Finished goods	138,778	134,583
Total inventories	$266,275	$264,476

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $1.1 million for the three months ended March 31, 2020 and 2019. We had on-hand precious metals owned by participants in our precious metals consignment program of $68.8 million at March 31, 2020, and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $412.7 million at March 31, 2020 and $412.9 million at December 31, 2019. As discussed in Note 4, the assets of our Tile Coatings business were classified as held-for-sale under ASC Topic 360; Property, Plant, and Equipment. As such, additional accumulated depreciation of $135.3 million at March 31, 2020 and $137.6 million at December 31, 2019 were classified as Non-current assets held for sale.

Unpaid capital expenditure liabilities, which are non-cash investing activities, were $1.9 million at March 31, 2020 and $3.4 million at March 31, 2019.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

	Functional	Color
(Dollars in thousands)	Coatings	Solutions	Total
Goodwill, net at December 31, 2019	$121,902	$50,307	$172,209
Foreign currency adjustments	(1,049)	(382)	(1,431)
Goodwill, net at March 31, 2020	$120,853	$49,925	$170,778

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Goodwill, gross	$229,245	$230,676
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$170,778	$172,209

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 31, 2020, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Gross amortizable intangible assets:
Patents	$5,394	$5,434
Land rights	2,931	2,900
Technology/know-how and other	112,894	112,940
Customer relationships	65,618	66,454
Total gross amortizable intangible assets	186,837	187,728
Accumulated amortization:
Patents	(5,373)	(5,413)
Land rights	(1,449)	(1,378)
Technology/know-how and other	(53,411)	(50,973)
Customer relationships	(15,072)	(14,831)
Total accumulated amortization	(75,305)	(72,595)
Amortizable intangible assets, net	$111,532	$115,133

Indefinite-lived intangible assets consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,588	$12,682

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Current portion of long-term debt	$8,730	$8,703
Current portion of long-term debt	$8,730	$8,703

Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$799,950	$801,764
Capital lease obligations	2,315	2,305
Other notes	3,482	3,496
Total long-term debt	805,747	807,565
Current portion of long-term debt	(8,730)	(8,703)
Long-term debt, less current portion	$797,017	$798,862

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $3.7 million at March 31, 2020, and $3.9 million at December 31, 2019.

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

Certain of the Company’s U.S. subsidiaries have guaranteed the Company’s obligations under the Amended Credit Facility and such obligations are secured by (a) substantially all of the personal property of the Company and the U.S. subsidiary guarantors and (b) a pledge of 100% of the stock of certain of the Company’s U.S. subsidiaries and 65% of the stock of certain of the Company’s direct foreign subsidiaries. The Tranche B-3 Loans are guaranteed by the Company, the U.S. subsidiary guarantors and a cross-guaranty by the borrowers of the Tranche B-3 Loans and are secured by the collateral securing the revolving loans and the other term loans, in addition to a pledge of the equity interests of Ferro GmbH.

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

At March 31, 2020, the Company had borrowed $347.9 million under the Tranche B-1 Loans at an interest rate of 3.70%, $230.3 million under the Tranche B-2 Loans at an interest rate of 3.70%, and $225.4 million under the Tranche B-3 Loans at an interest rate of 3.70%. At March 31, 2020, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At March 31, 2020, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 5.05%, 2.74%, and 2.48%, respectively.

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

At March 31, 2020, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $495.8 million of additional borrowings available under the revolving credit facilities at March 31, 2020.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At March 31, 2020, we were in compliance with the covenants of the Amended Credit Facility.

Credit Facility

On February 14, 2017, the Company entered into the Credit Facility with a group of lenders to refinance its then outstanding credit facility debt and to provide liquidity for ongoing working capital requirements and general corporate purposes. The Credit Facility consisted of a $400 million secured revolving line of credit with a term of five years, a $357.5 million secured term loan facility with a term of seven years and a €250 million secured Euro term loan facility with a term of seven years. For further discussion of the Company’s Credit Facility, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three months ended March 31, 2020, was immaterial. The program, whose maximum capacity is €100 million, is scheduled to expire in December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 65% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program was $20.9 million at March 31, 2020 and $19.3 million at December 31, 2019. The carrying amount of deferred purchase price was $7.4 million at March 31, 2020 and $6.6 million at December 31, 2019 and is recorded in Other receivables. Trade accounts receivable collected to be remitted were $12.8 million at March 31, 2020 and December 31, 2019 and is recorded in Accrued expenses and other current liabilities. As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business. As such, our Tile Coatings business was classified as held-for-sale. At March 31, 2020 and December 31, 2019, $48.2 million and $52.6 million, respectively, of the outstanding principal amount of receivables sold under this program pertained to the Tile Coatings business. The carrying amount of the deferred purchase price at March 31, 2020 and December 31, 2019 was $20.6 million and $20.5 million, respectively. Both are recorded in Current assets held-for-sale in our consolidated balance sheets.

Activity from these programs for the three months ended March 31, 2020 and 2019 is detailed below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Trade accounts receivable sold to financial institutions	$50,537	$9,117
Cash proceeds from financial institutions (1)	35,390	6,554

(1)In the three months ended March 31, 2020 and 2019, our Tile Coatings business received cash proceeds from financial institutions of $29.7 million and $29.9 million, respectively. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.1 million at March 31, 2020 and December 31, 2019. The unused portions of these lines provided additional liquidity of $25.0 million at March 31, 2020 and December 31, 2019.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$43,018	$43,018	$43,018	$—	$—
Term loan facility - Amended Credit Facility (1)	(799,950)	(709,631)	—	(709,631)	—
Other long-term notes payable	(3,482)	(1,594)	—	(1,594)	—
Cross currency swaps	27,833	27,833	—	27,833	—
Interest rate swaps	(26,773)	(26,773)	—	(26,773)	—
Foreign currency forward contracts, net	(947)	(947)	—	(947)	—

	December 31, 2019
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,202	$96,202	$96,202	$—	$—
Term loan facility - Amended Credit Facility (1)	(801,764)	(799,750)	—	(799,750)	—
Other long-term notes payable	(3,496)	(1,557)	—	(1,557)	—
Cross currency swaps	22,111	22,111	—	22,111	—
Interest rate swaps	(14,698)	(14,698)	—	(14,698)	—
Foreign currency forward contracts, net	601	601	—	601	—

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $3.7 million and $3.9 million for the period ended March 31, 2020, and December 31, 2019, respectively.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $313.6 million at March 31, 2020. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of March 31, 2020, the Company expects it will reclassify net losses of approximately $7.1 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount is $225.4 million at March 31, 2020, with a maturity date of February 14, 2024. As of March 31, 2020, the Company expects it will reclassify net gains of approximately $1.7 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the three months ended March 31, 2020 and 2019, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2020	2019	2020	2019	AOCL into Income
Interest rate swaps	$(12,874)	$(4,107)	$(498)	$178	Interest expense
Cross currency swaps	5,258	5,080	1,168	1,632	Interest expense
			$670	$1,810	Total Interest expense
Cross currency swap			3,622	4,944	Foreign currency losses, net
			$3,622	$4,944	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019, are as follows:

	March 31,	March 31,
(Dollars in thousands)	2020	2019
Interest expense	$5,530	$6,295
Foreign currency losses (gains), net	(1,315)	1,964

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

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. The notional amount is €96.0 million at March 31, 2020, with a maturity date of February 14, 2024. These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of gain on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended March 31, 2020 and 2019, follow:

					Amount of Gain
			Amount of Gain		Recognized in Income on
	Amount of Gain		Reclassified from		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		AOCL into Income		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Cross currency swaps	$2,659	$3,737	$—	$—	$780	$1,001	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign Currency Forward Contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net gains of $0.3 million in the three months ended March 31, 2020 and net gains of $1.5 million in the three months ended March 31, 2019, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $618.0 million at March 31, 2020 and $625.9 million at December 31, 2019.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings
	Three Months Ended
	March 31,		Location of Gain (Loss) in Earnings
(Dollars in thousands)	2020	2019
Foreign currency forward contracts	$268	$1,524	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	March 31,	December 31,
(Dollars in thousands)	2020	2019	Balance Sheet Location
Asset derivatives:
Cross currency swaps	$3,270	$6,711	Other current assets
Cross currency swaps	24,563	15,400	Other non-current assets
Foreign currency forward contracts	1,189	1,474	Other current assets
Liability derivatives:
Interest rate swaps	$(7,054)	$(3,723)	Accrued expenses and other current liabilities
Interest rate swaps	(19,719)	(10,975)	Other non-current liabilities
Foreign currency forward contracts	(2,136)	(873)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the three months ended March 31, 2020 was $5.1 million, or 24.3% of pre-tax income. Income tax expense for the three months ended March 31, 2019 was $2.9 million, or 24.7% of pre-tax income. The tax expense during the three months ended March 31, 2020 and March 31, 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

In response to the COVID-19 outbreak, various global legislation was passed in March 2020. The Company is still assessing the applicability of the stimulus elements within the global legislation, however, it is not expected to have a material impact on the income taxes in the Company's consolidated financial statements.

11.    Contingent Liabilities

We have recorded environmental liabilities of $5.7 million at March 31, 2020 and $7.2 million at December 31, 2019, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at March 31, 2020 and December 31, 2019, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product line in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

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

In 2013, the Supreme Court in Argentina ruled favorably related to certain export taxes associated with a divested operation. The liability recorded at March 31, 2020 and December 31, 2019 is $0.5 million and $0.6 million, respectively.

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

12.    Retirement Benefits

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2020 and 2019, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$3	$3	$285	$281	$1	$1
Interest cost	2,387	2,963	330	469	132	175
Expected return on plan assets	(3,708)	(3,153)	(112)	(166)	—	—
Amortization of prior service cost	—	—	(5)	5	—	—
Net periodic benefit (credit) cost	$(1,318)	$(187)	$498	$589	$133	$176

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

In the first quarter of 2020, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2020:

Stock Options
Weighted-average grant-date fair value	$5.28
Expected life, in years	5.2
Risk-free interest rate	1.4%
Expected volatility	35.1%

The weighted average grant date fair value of our performance share units granted in the three months ended March 31, 2020, was $14.64. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the three months ended March 31, 2020, was $14.64. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $2.8 million for the three months ended March 31, 2020 and 2019. At March 31, 2020, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $12.8 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.

14.    Restructuring and Optimization Programs

Total restructuring charges were $1.2 million and $1.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale during the fourth quarter of 2019. As such, there were additional restructuring charges of $0.3 million and $0.4 million for the three months ended March 31, 2020 and March 31, 2019 classified as Net income from discontinued operations, net of income taxes.

In the second quarter of 2019, we developed and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our recent acquisitions. As a result of these actions, the Company expects to incur total charges of approximately $8.0 million, substantially all of which will be for severance costs expected. The remaining activities of the program are expected to be recognized within the next 12 months. Charges associated with the program were $0.2 million for the three months ended March 31, 2020.

The charges associated with these programs are further summarized below.

	Employee	Other
(Dollars in thousands)	Severance	Costs	Total
Balances at December 31, 2019	$747	$1,492	$2,239
Restructuring charges	658	507	1,165
Cash payments	(394)	(464)	(858)
Non-cash items	(23)	(11)	(34)
Balances at March 31, 2020	$988	$1,524	$2,512

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

The components of lease cost are shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	Income Statement Location
Operating lease cost(1)	$1,259	$1,360	Selling, general and administrative expenses
Operating lease cost(2)	2,131	2,234	Cost of sales
Finance lease cost
Amortization of right-of-use assets	72	51	Cost of sales
Interest of lease liabilities	7	3	Interest expense
Net lease cost	$3,469	$3,648

(1)Included in operating lease cost is $0.2 million of short-term lease costs for the three months ended March 31, 2020 and March 31, 2019 and $0.1 million of variable lease costs for the three months ended March 31, 2020 and March 31, 2019.

(2)Included in operating lease cost is $0.6 million of short-term lease costs for the three months ended March 31, 2020 and March 31, 2019 and $0.3 million and $0.2 million of variable lease costs for the three months ended March 31, 2020 and March 31, 2019, respectively.

Supplemental balance sheet information related to leases are shown below:

	March 31,	December 31,
(Dollars in thousands)	2020	2019	Balance Sheet Location
Assets
Operating leased assets	$17,294	$20,088	Operating leased assets
Finance leased assets (1)	805	859	Property, plant and equipment, net
Total leased assets	$18,099	$20,947
Liabilities
Current
Operating	$5,822	$6,515	Accrued expenses and other current liabilities
Finance	466	438	Loans payable and current portion of long-term debt
Noncurrent
Operating	11,973	14,474	Operating lease non-current liabilities
Finance	1,849	1,867	Long-term debt, less current portion
Total lease liabilities	$20,110	$23,294

(1)Finance leases are net of accumulated depreciation of $3.4 million and $3.4 million for March 31, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to leases are shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7	$3
Operating cash flows from operating leases	2,019	2,260
Financing cash flows from finance leases	65	45
Leased assets obtained in exchange for new finance lease liabilities	104	129
Leased assets obtained in exchange for new operating lease liabilities	1,499	24,035

March 31,
2020
Weighted-average remaining lease term (years)
Operating leases	4.1
Finance leases	5.9
Weighted-average discount rate
Operating leases	4.0%
Finance leases	5.3%

Maturities of lease liabilities are shown below as of March 31, 2020:

(Dollars in thousands)	Capital Leases	Operating Leases
Remaining in 2020	$567	$5,996
2021	520	5,666
2022	504	3,246
2023	448	1,929
2024	346	1,044
2025	279	789
Thereafter	418	1,688
Net minimum lease payments	$3,082	$20,358
Less: interest	767	2,563
Present value of lease liabilities	$2,315	$17,795

16.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Basic earnings per share computation:
Income from continuing operations	$15,912	$8,801
Less: Net income attributable to noncontrolling interests from continuing operations	33	169
Net income attributable to Ferro Corporation from continuing operations	15,879	8,632
Income from discontinued operations, net of income taxes	221	5,077
Less: Net income attributable to noncontrolling interests from discontinued operations	(23)	105
Net income attributable to Ferro Corporation from discontinued operations	244	4,972
Total	$16,123	$13,604

Weighted-average common shares outstanding	82,096	82,480
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.19	$0.10
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$15,879	$8,632
Adjustment for income from discontinued operations	244	4,972
Total	$16,123	$13,604

Weighted-average common shares outstanding	82,096	82,480
Assumed exercise of stock options	297	596
Assumed satisfaction of restricted stock unit conditions	85	145
Assumed satisfaction of performance share unit conditions	44	80
Weighted-average diluted shares outstanding	82,522	83,301
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.19	$0.10

The number of anti-dilutive shares were 3.0 million for the three months ended March 31, 2020 and 2.2 million for the three months ended March 31, 2019. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

As of March 31, 2020, $46.2 million remains authorized under the program for the repurchase of common stock.

18.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
(Dollars in thousands)	Adjustments	Items	Hedges	Total
Balances at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income before reclassifications, before tax	—	4,036	973	5,009
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(6,754)	(6,754)
Current period other comprehensive income (loss), before tax	—	4,036	(5,781)	(1,745)
Tax effect	—	634	(1,467)	(833)
Current period other comprehensive income (loss), net of tax	—	3,402	(4,314)	(912)
Balances at March 31, 2019	$1,126	$(99,788)	$(7,611)	$(106,273)

Balances at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive loss before reclassifications, before tax	—	(17,837)	(7,616)	(25,453)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(4,292)	(4,292)
Current period other comprehensive loss, before tax	—	(17,837)	(11,908)	(29,745)
Tax effect	—	435	(2,868)	(2,433)
Current period other comprehensive loss, net of tax	—	(18,272)	(9,040)	(27,312)
Balances at March 31, 2020	$1,206	$(115,847)	$(22,047)	$(136,688)

19.    Reporting for Segments

As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been the majority of our Performance Coatings reportable segment. Substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets and results are included within discontinued operation in the consolidated statement of operations for all periods presented. The retained assets, liabilities and operations of the Performance Coatings reportable segment are reflected within our Functional Coatings reportable segment.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Functional Coatings	$155,435	$167,026
Color Solutions	96,891	96,356
Total net sales	$252,326	$263,382

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Functional Coatings	$47,817	$48,230
Color Solutions	33,787	28,396
Other cost of sales	(866)	1,233
Total gross profit	80,738	77,859
Selling, general and administrative expenses	56,046	56,931
Restructuring and impairment charges	1,165	1,740
Other expense, net	2,498	7,494
Income before income taxes	$21,029	$11,694

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended March 31, 2020, decreased by $11.1 million, or 4.2%, compared with the prior-year same period. Net sales decreased by $11.6 million in Functional Coatings, which was partially mitigated by an increase of $0.5 million in Color Solutions. During the three months ended March 31, 2020, gross profit increased $2.9 million, or 3.7%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 240 basis points to 32.0%. Our total gross profit for the first quarter of 2020 was $80.7 million, compared with $77.9 million for the three months ended March 31, 2019. The increase in gross profit was attributable to higher gross profit in Color Solutions of $5.4 million, partially offset by lower gross profit in Functional Coatings of $0.4 million.

For the three months ended March 31, 2020, selling, general and administrative (“SG&A”) expenses decreased $0.9 million, or 1.6%, compared with the prior-year same period. As a percentage of net sales, it increased approximately 60 basis points to 22.2%.

For the three months ended March 31, 2020, net income was $16.1 million, compared with net income of $13.9 million for the prior-year same period, and net income attributable to common shareholders was $16.1 million, compared with net income attributable to common shareholders of $13.6 million for the prior-year same period. Income from continuing operations was $15.9 million for the three months ended March 31, 2020, compared with $8.8 million in 2019.

Outlook

While the novel coronavirus (“COVID-19”) pandemic did not have a significant effect on the Company’s reported results for the first quarter of 2020, we expect a more negative impact on our business and results of operations in the second quarter of 2020 and perhaps thereafter. Having said that, we expect the impact of COVID-19 to be less severe in the future than it might otherwise be because many Ferro products and services support niche markets in “critical” or “essential” industries such as healthcare, food and beverage, energy, information technology, and defense, and these industries generally have been allowed by governments around the world to continue operating in spite of the pandemic. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic and actions by government authorities to contain it or treat its impact, as more fully discussed below.

As we manage through the challenges caused by the COVID-19 pandemic, controlling what we can and planning for contingencies, we remain focused on executing our key strategic priorities. These include advancing our optimization initiatives, the preparation for and completion of the sale of our Tile Coatings business and continuing to develop innovative products that our customers need.

We anticipate continued uncertainty in macroeconomic conditions going forward. This may result in volatility in foreign exchange rates and in interest rates, which could impact our reported results through the course of 2020.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has spread through Asia, Europe, the Middle East and North and South America, all regions in which we have operations. In response, government authorities have issued an evolving set of mandates, including requirements to shelter-in-place, curtail business operations, restrict travel, and avoid physical interaction. These mandates have substantially disrupted normal business activities in many segments of the global economy. We are monitoring the impact of the outbreak of COVID-19 on our business, including how it may impact our customers, employees, supply chain, and distribution network.

Our manufacturing facilities generally have continued to operate since the pandemic was declared in early March 2020, with most sites experiencing only relatively brief or no suspensions of activity. While COVID-19 did not have a significant effect on our reported results for the first quarter of 2020, we are unable to reliably predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. We anticipate an adverse impact of COVID-19 on the U.S and global economies and expect a negative impact on our business in the second quarter and possibly in subsequent quarters, primarily as a result of reduced demand in certain of our end markets, such as the automotive sector. In addition, we may be required to take further precautionary and preemptive actions to comply with orders or directives of national, state or local authorities, and we may take additional actions that we determine to be in the best interests of our employees, customers, suppliers and other stakeholders, which could disrupt or restrict our ability to operate our facilities and travel to our domestic and international sites. The extent to which our operations will be impacted by COVID-19 in the remaining quarters of 2020 depends on a variety of factors, including, the duration, severity and scope of the pandemic, which remain uncertain.

We believe we are well positioned from a liquidity perspective to manage through the effects of the COVID-19 pandemic. Subsequent to the end of the first quarter, we borrowed $180.0 million under our revolving credit facility out of an abundance of caution associated with the pandemic. As of May 5, 2020, we had liquidity of approximately $550.0 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility. We are in compliance with the covenants under our various credit facilities and expect to remain in compliance. We will continue to evaluate and take action to preserve liquidity and generate cash flow during the crisis, including by limiting capital expenditures and discretionary spending, as appropriate and where possible.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations - Consolidated

Comparison of the three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, net income from continuing operations was $15.9 million, compared with $8.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, net income attributable to common shareholders was $16.1 million, or earnings per share of $0.19, compared with net income attributable to common shareholders of $13.6 million, or earnings per share of $0.16, for the three months ended March 31, 2019.

Net Sales

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$252,326	$263,382	$(11,056)	(4.2)%
Cost of sales	171,588	185,523	(13,935)	(7.5)%
Gross profit	$80,738	$77,859	$2,879	3.7%
Gross profit as a % of net sales	32.0%	29.6%

Net sales decreased by $11.1 million, or 4.2%, for the three months ended March 31, 2020, compared with the prior-year same period, driven by lower sales in Functional Coatings of $11.6 million, partially offset by higher sales in Color Solutions of $0.5 million. The decrease in net sales was driven by lower volume and mix of $6.2 million and unfavorable foreign currency impacts of $5.0 million, partially mitigated by higher product pricing of $0.1 million.

Gross Profit

Gross profit increased $2.9 million, or 3.7%, for the three months ended March 31, 2020, compared with the prior-year same period, and as a percentage of net sales, it increased approximately 240 basis points to 32.0%. The increase in gross profit was primarily attributable to an increase in Color Solutions of $5.4 million, partially offset by a decrease in Functional Coatings of $0.4 million. The increase in gross profit was primarily driven by lower raw material costs of $4.5 million, lower manufacturing costs of $3.9 million and higher product pricing of $0.1 million, partially offset by unfavorable sales volume and mix of $4.1 million, unfavorable foreign currency impacts of $1.2 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$113,746	$113,832	$(86)	(0.1)%
United States	87,853	95,578	(7,725)	(8.1)%
Asia Pacific	31,052	31,723	(671)	(2.1)%
Latin America	19,675	22,249	(2,574)	(11.6)%
Net sales	$252,326	$263,382	$(11,056)	(4.2)%

The decline in net sales of $11.1 million, compared with the prior-year same period, was driven by a decrease in sales from all regions. The decrease in sales from the United States was attributable to lower sales in Functional Coatings and Color Solutions of $5.3 million and $2.4 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Functional Coatings of $2.8 million, partially offset by higher sales in Color Solutions of $0.2 million. The decrease in sales from Asia Pacific was attributable to lower sales in Functional Coatings of $1.1 million, partially offset by higher sales in Color Solutions of $0.5 million. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings of $2.4 million, partially offset by higher sales in Color Solutions of $2.3 million.

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2020 and 2019.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$22,749	$26,179	$(3,430)	(13.1)%
Research and development expenses	10,087	10,980	(893)	(8.1)%
Business development	535	1,858	(1,323)	(71.2)%
Incentive compensation	2,120	1,288	832	64.6%
Stock-based compensation	2,759	2,769	(10)	(0.4)%
Intangible asset amortization	1,678	2,343	(665)	(28.4)%
Pension and other postretirement benefits	158	245	(87)	(35.5)%
Bad debt	136	6	130	NM %
All other expenses	15,824	11,263	4,561	40.5%
Selling, general and administrative expenses	$56,046	$56,931	$(885)	(1.6)%

SG&A expenses were $0.9 million lower in the three months ended March 31, 2020, compared with the prior-year same period. The lower SG&A expenses compared to the prior-year same period are primarily driven by lower personnel expenses, business development expenses and research and development expenses, partially offset by higher miscellaneous expenses, primarily related to increased consulting and legal services.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$25,616	$28,259	$(2,643)	(9.4)%
Functional services	25,551	24,615	936	3.8%
Incentive compensation	2,120	1,288	832	64.6%
Stock-based compensation	2,759	2,769	(10)	(0.4)%
Selling, general and administrative expenses	$56,046	$56,931	$(885)	(1.6)%

Restructuring and Impairment Charges

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$658	$1,020	$(362)	(35.5)%
Other restructuring costs	507	720	(213)	(29.6)%
Restructuring and impairment charges	$1,165	$1,740	$(575)	(33.0)%

Restructuring and impairment charges decreased in the three months ended March 31, 2020, compared with the prior-year same period. The decrease primarily relates to lower costs associated with optimization programs in the first three months of 2020.

Interest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$5,846	$6,347	$(501)	(7.9)%
Amortization of bank fees	929	900	29	3.2%
Interest swap amortization	(316)	(316)	—	—%
Interest capitalization	(929)	(636)	(293)	46.1%
Interest expense	$5,530	$6,295	$(765)	(12.2)%

Interest expense decreased in the three months ended March 31, 2020, compared with the prior-year same period. The decrease in interest expense was due to decreases in the average long-term debt balance and the average interest rate and an increase in capitalized interest during the three months ended March 31, 2020, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 was $5.1 million, or 24.3% of pre-tax income. Income tax expense for the three months ended March 31, 2019 was $2.9 million, or 24.7% of pre-tax income. The tax expense for the three months ended March 31, 2020 and March 31, 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the three months ended March 31, 2020 and 2019

Functional Coatings

	Three Months Ended				Change due to
	March 31,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$155,435	$167,026	$(11,591)	(6.9)%	$(43)	$(8,023)	$(3,525)	$—
Segment gross profit	47,817	48,230	(413)	(0.9)%	(43)	(3,434)	(1,038)	4,102
Gross profit as a % of segment net sales	30.8%	28.9%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in industrial, automotive and porcelain enamel products of $5.1 million, $3.2 million and $3.1 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $8.0 million and foreign currency impacts of $3.5 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $3.4 million and foreign currency impacts of $1.0 million, partially mitigated by favorable raw material costs of $2.8 million and favorable manufacturing costs of $1.3 million.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$75,857	$78,265	$(2,408)	(3.1)%
United States	46,694	51,979	(5,285)	(10.2)%
Asia Pacific	21,756	22,898	(1,142)	(5.0)%
Latin America	11,128	13,884	(2,756)	(19.9)%
Total	$155,435	$167,026	$(11,591)	(6.9)%

The net sales decrease of $11.6 million was primarily driven by lower sales from all regions. The decrease in sales from the United States was primarily attributable to lower sales of automotive, porcelain enamel, industrial and electronic products of $1.5 million, $1.5 million, $1.3 million and $1.0 million, respectively. The decrease in sales from Latin America was primarily attributable to lower sales from all groups. The decrease in sales from EMEA was primarily attributable to lower sales of industrial, automotive and porcelain enamel products of $4.3 million, $0.9 million and $0.8 million, respectively, partially mitigated by higher sales of electronic products of $3.4 million. The decrease in sales from Asia Pacific was primarily attributable to decreased sales of porcelain enamel, automotive and decoration products of $0.7 million, $0.6 million and $0.3 million, partially mitigated by higher sales of industrial products of $0.5 million.

Color Solutions

	Three Months Ended				Change due to
	March 31,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$96,891	$96,356	$535	0.6%	$169	$1,851	$(1,485)	$—
Segment gross profit	33,787	28,396	5,391	19.0%	169	(624)	(190)	6,036
Gross profit as a % of segment net sales	34.9%	29.5%

Net sales increased compared with the prior-year same period, primarily driven by higher sales of pigment products of $7.1 million, partially offset by decreased sales of surface technology products of $6.4 million and dispersions and colorants of $0.2 million. The increase in net sales was driven by favorable volume and mix of $1.9 million and higher product pricing of $0.2 million, partially offset by unfavorable foreign currency impacts of $1.5 million. Gross profit increased from the prior-year same period, primarily due to favorable manufacturing costs of $4.3 million, favorable raw material costs of $1.7 million and higher product pricing of $0.2 million, partially mitigated by unfavorable sales volume and mix of $0.6 million and foreign currency impacts of $0.2 million.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
United States	$41,159	$43,599	$(2,440)	(5.6)%
EMEA	37,889	35,567	2,322	6.5%
Asia Pacific	9,296	8,825	471	5.3%
Latin America	8,547	8,365	182	2.2%
Total	$96,891	$96,356	$535	0.6%

The net sales increase of $0.5 million was driven by higher sales from EMEA, Asia Pacific and Latin America, partially offset by lower sales from the United States. The increase in sales from EMEA was primarily attributable to higher sales of pigment products of $2.5 million, partially offset by decreased sales of dispersions and colorants of $0.2 million. The increase in sales from Asia Pacific was primarily attributable to higher sales of pigment products. The decrease in sales from the United States was primarily driven by lower sales of surface technology products of $6.0 million, partially mitigated by higher sales of pigment products of $3.4 million.

Summary of Cash Flows for the three months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change
Net cash used in operating activities	$(71,535)	$(67,527)	$(4,008)
Net cash provided by (used in) investing activities	21,256	(3,391)	24,647
Net cash provided by (used in) financing activities	(1,697)	23,877	(25,574)
Effect of exchange rate changes on cash and cash equivalents	(1,208)	377	(1,585)
Decrease in cash and cash equivalents	$(53,184)	$(46,664)	$(6,520)

The following table includes details of net cash provided by operating activities.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	$ Change
Cash flows from operating activities:
Net income	$16,133	$13,878	$2,255
Loss on sale of assets	487	164	323
Depreciation and amortization	10,451	14,264	(3,813)
Interest amortization	929	900	29
Restructuring and impairment	307	179	128
Accounts receivable	(50,541)	(43,733)	(6,808)
Inventories	(11,297)	(12,652)	1,355
Accounts payable	(39,651)	(43,680)	4,029
Other current asset, liabilities and adjustments, net	1,647	3,153	(1,506)
Net cash used in operating activities	$(71,535)	$(67,527)	$(4,008)

Cash flows from operating activities. Cash flows from operating activities decreased $4.0 million during the three months ended March 31, 2020 compared with the prior-year same period. The decrease in cash from operating activities was primarily due to a decrease in depreciation and amortization of $3.8 million and higher cash outflows for net working capital of $1.4 million, partially mitigated by an increase in net income of $2.3 million.

Cash flows used in investing activities. Cash flows from investing activities increased $24.6 million during the three months ended March 31, 2020 compared with the prior-year same period. The increase in cash from investing activities was primarily due to lower cash outflows for capital expenditures of $15.0 million and higher collections of financing receivables from the international receivable sales program (Note 8) of $8.6 million in the three months ended March 31, 2020, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $25.6 million during the three months ended March 31, 2020 compared with the prior-year same period. Compared to the prior-year same period, net proceeds from the revolving credit facility decreased by $51.3 million, partially offset by lower cash outflows for the purchase of treasury stock of $25.0 million.

Capital Resources and Liquidity

Refer to Note 8 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of major debt instruments that were outstanding during 2020.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $1.1 million for the three months ended March 31, 2020 and 2019. We had on hand precious metals owned by participants in our precious metals program of $68.8 million at March 31, 2020, and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2020, or December 31, 2019, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At March 31, 2020, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $5.0 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2020, we had $43.0 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been a part of our Performance Coatings reportable segment. We expect to use the proceeds of the sale to settle long-term obligations.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. As of May 5, 2020, we had liquidity of approximately $550.0 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of March 31, 2020, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 2.76, providing $91.2 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA, as defined within the Amended Credit Facility, falls below approximately $203 million for the most recently ended trailing four quarters, based on reasonably consistent net debt levels with those as of March 31, 2020, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Variable-rate debt:
Carrying amount(1)	$799,950	$801,764
Fair value	709,631	799,750
Increase in annual interest expense from 1% increase in interest rates	2,637	2,656
Decrease in annual interest expense from 1% decrease in interest rates	(2,637)	(2,656)
Fixed-rate debt:
Carrying amount	3,482	3,496
Fair value	1,594	1,557
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	313,614	314,412
Carrying amount and fair value	(26,773)	(14,698)
Change in fair value from 1% increase in interest rates	10,023	11,399
Change in fair value from 1% decrease in interest rates	(6,887)	(10,676)
Cross currency swaps:
Notional amount	340,550	341,419
Carrying amount and fair value	27,833	22,111
Change in fair value from 10% appreciation of U.S. dollar	(34,126)	(34,795)
Change in fair value from 10% depreciation of U.S. dollar	34,126	34,795
Foreign currency forward contracts:
Notional amount	617,975	625,908
Carrying amount and fair value	(947)	601
Change in fair value from 10% appreciation of U.S. dollar	7,185	3,540
Change in fair value from 10% depreciation of U.S. dollar	(8,781)	(4,144)

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $3.7 million and $3.9 million for the period ended March 31, 2020 and December 31, 2019, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.  Risk Factors

Reference is made to Part 1, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor set forth below updates, and should be read together with, such risk factors. Furthermore, the impact of the novel coronavirus COVID-19 may exacerbate the risks discussed therein, any of which could have a material effect on the Company.

COVID-19 has spread around the world, including in Asia, Europe, the Middle East, and North and South America, all of which are regions in which Ferro has operations. The spread of COVID-19 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The measures taken by the authorities have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding measures that authorities may implement in the future, which may restrict our operations and those of our suppliers and customers and disrupt logistics and other supply and distribution service providers. The spread of COVID-19 has caused us to modify our business practices (including site operations, employee workplace practices, travel, and participation in meetings, events, and conferences), and we may take further actions as required or recommended by authorities or deemed to be in the best interests of our employees and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely affected. These circumstances could negatively impact our business, results of operations, financial condition and cash flows.

The degree to which COVID-19 will impact our results depends on many factors, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, actions to contain the virus or limit its impact, and the speed and extent to which normal economic and operating conditions resume. Even after the COVID-19 outbreak has subsided, we may experience material adverse impacts to our business as a result of the economic impact and any recession or other macroeconomic weakness that may occur.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has not declared any dividends on common stock during 2020 or 2019. The Company’s Amended Credit Facility restricts the amount of dividends we can pay on our common stock. Any future dividends declared would be at the discretion of our Board of Directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms our financing agreements at the time a dividend is considered, and other relevant factors.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2020:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
(Dollars in thousands, except for per share amounts)	Purchased	Paid per Share	or Programs	or Programs
January 1, 2020 to January 31, 2020	—	$—	$—	$46,192,535
February 1, 2020 to February 29, 2020	—	$—	$—	$46,192,535
March 1, 2020 to March 31, 2020	—	$—	$—	$46,192,535
Total	—		$—

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

FERRO CORPORATION (Registrant)

Date:	May 11, 2020
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.