Form 10-Q
period 2020-06-30
FERRO CORP
filed 2020-08-04
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

At June 30, 2020, there were 82,250,817 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$204,801	$260,958	$457,127	$524,340
Cost of sales	141,057	181,828	312,645	367,351
Gross profit	63,744	79,130	144,482	156,989
Selling, general and administrative expenses	50,541	53,249	106,587	110,180
Restructuring and impairment charges	8,619	4,057	9,784	5,797
Other expense (income):
Interest expense	6,177	6,281	11,707	12,576
Interest earned	(307)	(832)	(561)	(1,643)
Foreign currency losses (gains), net	1,143	2,043	(172)	4,007
Miscellaneous expense (income), net	(703)	318	(2,166)	364
Income (loss) before income taxes	(1,726)	14,014	19,303	25,708
Income tax expense	200	2,653	5,317	5,546
Income (loss) from continuing operations	(1,926)	11,361	13,986	20,162
Income (loss) from discontinued operations, net of income taxes	(3,238)	(252)	(3,017)	4,825
Net income (loss)	(5,164)	11,109	10,969	24,987
Less: Net income attributable to noncontrolling interests	376	238	386	512
Net income (loss) attributable to Ferro Corporation common shareholders	$(5,540)	$10,871	$10,583	$24,475
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$(0.03)	$0.13	$0.17	$0.24
Discontinued operations	(0.04)	—	(0.04)	0.06
	$(0.07)	$0.13	$0.13	$0.30
Diluted earnings (loss):
Continuing operations	$(0.03)	$0.13	$0.16	$0.23
Discontinued operations	(0.04)	—	(0.04)	0.06
	$(0.07)	$0.13	$0.12	$0.29

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income (loss)	$(5,164)	$11,109	$10,969	$24,987
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	3,857	3,873	(14,509)	7,381
Cash flow hedging instruments, unrealized loss	(1,560)	(7,349)	(10,600)	(11,663)
Other comprehensive income (loss), net of income tax	2,297	(3,476)	(25,109)	(4,282)
Total comprehensive income (loss)	(2,867)	7,633	(14,140)	20,705
Less: Comprehensive income attributable to noncontrolling interests	340	122	256	502
Comprehensive income (loss) attributable to Ferro Corporation	$(3,207)	$7,511	$(14,396)	$20,203

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$62,031	$96,202
Accounts receivable, net	133,349	139,333
Inventories	290,659	264,476
Other receivables	71,913	69,365
Other current assets	19,072	22,373
Current assets held-for-sale	279,576	291,420
Total current assets	856,600	883,169
Other assets
Property, plant and equipment, net	296,290	302,672
Goodwill	171,545	172,209
Intangible assets, net	122,024	127,815
Deferred income taxes	101,114	98,714
Operating leased assets	15,042	20,088
Other non-current assets	75,211	72,023
Non-current assets held-for-sale	157,389	157,931
Total assets	$1,795,215	$1,834,621
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$20,379	$8,703
Accounts payable	117,856	138,799
Accrued payrolls	27,799	27,447
Accrued expenses and other current liabilities	76,685	73,016
Current liabilities held-for-sale	103,466	133,780
Total current liabilities	346,185	381,745
Other liabilities
Long-term debt, less current portion	810,793	798,862
Postretirement and pension liabilities	168,643	174,021
Operating leased non-current liabilities	9,716	14,474
Other non-current liabilities	60,037	56,976
Non-current liabilities held-for-sale	39,186	38,341
Total liabilities	1,434,560	1,464,419
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.3 million and 82.0 million shares outstanding at June 30, 2020, and December 31, 2019, respectively	93,436	93,436
Paid-in capital	293,645	294,543
Retained earnings	272,599	262,016
Accumulated other comprehensive loss	(134,355)	(109,376)
Common shares in treasury, at cost	(174,752)	(180,243)
Total Ferro Corporation shareholders’ equity	350,573	360,376
Noncontrolling interests	10,082	9,826
Total equity	360,655	370,202
Total liabilities and equity	$1,795,215	$1,834,621

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202
Net income	—	—	—	—	16,123	—	10	16,133
Other comprehensive loss	—	—	—	—	—	(27,312)	(94)	(27,406)
Stock-based compensation transactions	(238)	5,332	—	(2,723)	—	—	—	2,609
Balances at March 31, 2020	11,193	(174,911)	93,436	291,820	278,139	(136,688)	9,742	361,538
Net income (loss)	—	—	—	—	(5,540)	—	376	(5,164)
Other comprehensive income (loss)	—	—	—	—	—	2,333	(36)	2,297
Stock-based compensation transactions	(8)	159	—	1,825	—	—	—	1,984
Balances at June 30, 2020	11,185	$(174,752)	$93,436	$293,645	$272,599	$(134,355)	$10,082	$360,655

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2018	10,433	$(165,545)	$93,436	$298,123	$255,978	$(105,361)	$9,218	$385,849
Net income	—	—	—	—	13,604	—	274	13,878
Other comprehensive income (loss)	—	—	—	—	—	(912)	106	(806)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(370)	8,422	—	(6,446)	—	—	—	1,976
Balances at March 31, 2019	11,504	(182,123)	93,436	291,677	269,582	(106,273)	9,598	375,897
Net income	—	—	—	—	10,871	—	238	11,109
Other comprehensive loss	—	—	—	—	—	(3,360)	(116)	(3,476)
Stock-based compensation transactions	(1)	37	—	2,181	—	—	—	2,218
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at June 30, 2019	11,503	$(182,086)	$93,436	$293,858	$280,453	$(109,633)	$9,066	$385,094

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net cash used in operating activities	$(104,561)	$(78,949)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(14,982)	(37,634)
Collections of financing receivables	62,580	41,271
Business acquisitions, net of cash acquired	—	(251)
Other investing activities	778	1,898
Net cash provided by investing activities	48,376	5,284
Cash flows from financing activities
Net borrowings under loans payable	11,420	7,528
Principal payments on term loan facility - Amended Credit Facility	(4,100)	(4,100)
Proceeds from revolving credit facility - Amended Credit Facility	360,000	165,420
Principal payments on revolving credit facility - Amended Credit Facility	(343,383)	(122,943)
Purchase of treasury stock	—	(25,000)
Other financing activities	(1,418)	(568)
Net cash provided by financing activities	22,519	20,337
Effect of exchange rate changes on cash and cash equivalents	(505)	338
Decrease in cash and cash equivalents	(34,171)	(52,990)
Cash and cash equivalents at beginning of period	104,402	104,301
Cash and cash equivalents at end of period	70,231	51,311
Less: Cash and cash equivalents of discontinued operations at end of period	8,200	8,200
Cash and cash equivalents of continuing operations at end of period	$62,031	$43,111
Cash paid during the period for:
Interest	$16,736	$16,957
Income taxes	$7,722	$8,251

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

Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2020.

During the fourth quarter of 2019, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets. As further discussed in Note 4, we entered into a definitive agreement to sell our Tile Coatings business, which has historically been included in the Performance Coatings reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Throughout this Quarterly Report on Form 10-Q, with the exception of the statements of cash flows and unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended June 30, 2020, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	51,071	52,194	21,733	6,674	131,672
Color Solutions	27,874	30,520	9,110	5,625	73,129
Total net sales	$78,945	$82,714	$30,843	$12,299	$204,801

Revenues disaggregated by geography and reportable segment for the three months ended June 30, 2019, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	74,997	50,938	24,700	13,057	163,692
Color Solutions	37,044	43,142	9,011	8,069	97,266
Total net sales	$112,041	$94,080	$33,711	$21,126	$260,958

Revenues disaggregated by geography and reportable segment for the six months ended June 30, 2020, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$126,928	$98,888	$43,489	$17,802	$287,107
Color Solutions	65,763	71,679	18,406	14,172	170,020
Total net sales	$192,691	$170,567	$61,895	$31,974	$457,127

Revenues disaggregated by geography and reportable segment for the six months ended June 30, 2019, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$153,262	$102,917	$47,598	$26,941	$330,718
Color Solutions	72,611	86,741	17,836	16,434	193,622
Total net sales	$225,873	$189,658	$65,434	$43,375	$524,340

4.    Discontinued Operations

During the fourth quarter of 2019, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets. We entered into a definitive agreement to sell our Tile Coatings business, which has historically been a part of our Performance Coatings reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The table below summarizes results for the Tile Coatings business for the three and six months ended June 30, 2020 and 2019 which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net sales	$75,254	$132,944	$190,004	$257,110
Cost of sales	59,073	103,816	145,975	203,985
Gross profit	16,181	29,128	44,029	53,125
Selling, general and administrative expenses	15,542	18,396	34,350	33,545
Restructuring and impairment charges	1,758	6,203	2,037	6,590
Interest expense	2,517	2,969	4,748	5,958
Interest earned	(129)	(52)	(153)	(67)
Foreign currency losses (gains), net	(804)	(663)	4,961	(1,889)
Miscellaneous expense, net	705	41	1,247	270
Income (loss) from discontinued operations before income taxes	(3,408)	2,234	(3,161)	8,718
Income tax expense (benefit)	(170)	2,486	(144)	3,893
Income (loss) from discontinued operations, net of income taxes	(3,238)	(252)	(3,017)	4,825
Less: Net income attributable to noncontrolling interests	67	45	44	150
Net income (loss) attributable to Tile Coatings business	$(3,305)	$(297)	$(3,061)	$4,675

The following table summarizes the assets and liabilities which are classified as held-for-sale at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$8,200	$8,200
Accounts receivable, net	142,334	156,645
Inventories	101,084	101,127
Other receivables	24,884	22,442
Other current assets	3,074	3,006
Current assets held-for-sale	279,576	291,420
Property, plant and equipment, net	97,130	96,762
Goodwill	3	3
Amortizable intangible assets, net	39,720	39,692
Deferred income taxes	14,034	14,425
Other non-current assets	6,502	7,049
Non-current assets held-for-sale	157,389	157,931
Total assets held-for-sale	$436,965	$449,351

Loans payable and current portion of long-term debt	$3,118	$3,678
Accounts payable	68,001	96,998
Accrued payrolls	6,740	4,838
Accrued expenses and other current liabilities	25,607	28,266
Current liabilities held-for-sale	103,466	133,780
Long-term debt, less current portion	25,755	25,805
Postretirement and pension liabilities	8,002	7,473
Other non-current liabilities	5,429	5,063
Non-current liabilities held-for-sale	39,186	38,341
Total liabilities held-for-sale	$142,652	$172,121

The following table summarizes cash flow data relating to discontinued operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Depreciation	$—	$5,833
Amortization of intangible assets	—	1,594
Capital expenditures	(1,909)	(7,502)
Non-cash operating activities - goodwill impairment	—	5,963
Non-cash operating activities - restructuring and impairment charges	1,070	115
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	507	1,322

5.    Inventories

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Raw materials	$88,658	$80,176
Work in process	50,247	49,717
Finished goods	151,754	134,583
Total inventories	$290,659	$264,476

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.6 million for the three months ended June 30, 2020 and 2019, and were $1.7 million for the six months ended June 30, 2020 and 2019. We had on-hand precious metals owned by participants in our precious metals consignment program of $77.3 million at June 30, 2020, and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $420.6 million at June 30, 2020 and $413.8 million at December 31, 2019. As discussed in Note 4, the assets of our Tile Coatings business were classified as held-for-sale under ASC Topic 360; Property, Plant, and Equipment. As such, additional accumulated depreciation of $137.8 million at June 30, 2020 and $136.7 million at December 31, 2019 were classified as Non-current assets held for sale.

Unpaid capital expenditure liabilities, which are non-cash investing activities, were $0.3 million at June 30, 2020 and $0.9 million at June 30, 2019.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

	Functional	Color
(Dollars in thousands)	Coatings	Solutions	Total
Goodwill, net at December 31, 2019	$121,902	$50,307	$172,209
Foreign currency adjustments	(655)	(9)	(664)
Goodwill, net at June 30, 2020	$121,247	$50,298	$171,545

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Goodwill, gross	$230,012	$230,676
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$171,545	$172,209

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of June 30, 2020, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Gross amortizable intangible assets:
Patents	$5,424	$5,434
Land rights	2,859	2,900
Technology/know-how and other	114,480	112,940
Customer relationships	66,022	66,454
Total gross amortizable intangible assets	188,785	187,728
Accumulated amortization:
Patents	(5,403)	(5,413)
Land rights	(1,398)	(1,378)
Technology/know-how and other	(57,011)	(50,973)
Customer relationships	(15,642)	(14,831)
Total accumulated amortization	(79,454)	(72,595)
Amortizable intangible assets, net	$109,331	$115,133

Indefinite-lived intangible assets consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,693	$12,682

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Loans payable	$11,602	$—
Current portion of long-term debt	8,777	8,703
Current portion of long-term debt	$20,379	$8,703

Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$797,236	$801,764
Revolving credit facility	16,617	—
Capital lease obligations	2,292	2,305
Other notes	3,425	3,496
Total long-term debt	819,570	807,565
Current portion of long-term debt	(8,777)	(8,703)
Long-term debt, less current portion	$810,793	$798,862

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $4.3 million at June 30, 2020, and $3.9 million at December 31, 2019.

Amended Credit Facility

On April 25, 2018, the Company entered into an amendment (the “Amended Credit Facility”) to its existing credit facility (the “Credit Facility”), which Amended Credit Facility (a) provided a new revolving facility (the “2018 Revolving Facility”), which replaced the Company’s existing revolving facility, (b) repriced the (“Tranche B-1 Loans”), and (c) provided new tranches of term loans (“Tranche B-2 Loans” and “Tranche B-3 Loans”) denominated in U.S. dollars. On May 4, 2020, the Company entered into an amendment (Third Amendment to Credit Agreement) to the Amended Credit Facility, which added an approval to Section 7.2.8 Permitted Dispositions for the Tile Coatings Business Disposition. The Amended Credit Facility will be used for ongoing working capital requirements and general corporate purposes. The Tranche B-2 Loans are borrowed by the Company and the Tranche B-3 Loans are borrowed on a joint and several basis by Ferro GmbH and Ferro Europe Holdings LLC.

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

At June 30, 2020, the Company had borrowed $347.0 million under the Tranche B-1 Loans at an interest rate of 2.56%, $229.7 million under the Tranche B-2 Loans at an interest rate of 2.56%, and $224.8 million under the Tranche B-3 Loans at an interest rate of 2.56%. At June 30, 2020, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At June 30, 2020, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 4.94%, 2.14%, and 2.48%, respectively.

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

At June 30, 2020, there were $16.6 million of borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $479.2 million of additional borrowings available under the revolving credit facilities at June 30, 2020.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At June 30, 2020, we were in compliance with the covenants of the Amended Credit Facility.

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

International Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three and six months ended June 30, 2020 and 2019, was immaterial. The program, whose maximum capacity is €100 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 65% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program, for which cash has been collected but not yet remitted, was $14.8 million at June 30, 2020 and $19.3 million at December 31, 2019. The carrying amount of deferred purchase price was $7.2 million at June 30, 2020 and $6.6 million at December 31, 2019 and is recorded in Other receivables. Trade accounts receivable collected to be remitted were $9.4 million at June 30, 2020 and $12.8 million at December 31, 2019 and is recorded in Accrued expenses and other current liabilities. As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business. As such, our Tile Coatings business was classified as held-for-sale. At June 30, 2020 and December 31, 2019, $40.4 million and $52.6 million, respectively, of the outstanding principal amount of receivables sold under this program pertained to the Tile Coatings business. The carrying amount of the deferred purchase price at June 30, 2020 and December 31, 2019 was $22.7 million and $20.5 million, respectively. Both are recorded in Current assets held-for-sale in our consolidated balance sheets.

Activity from these programs for the six months ended June 30, 2020 and 2019 is detailed below:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Trade accounts receivable sold to financial institutions	$91,048	$20,337
Cash proceeds from financial institutions (1)	58,794	12,634

(1)In the six months ended June 30, 2020 and 2019, our Tile Coatings business received cash proceeds from financial institutions of $47.3 million and $67.6 million, respectively. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.1 million at June 30, 2020 and December 31, 2019. The unused portions of these lines provided additional liquidity of $13.4 million and $25.0 million at June 30, 2020 and December 31, 2019, respectively.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$62,031	$62,031	$62,031	$—	$—
Loans payable	(11,602)	(11,602)	—	(11,602)	—
Term loan facility - Amended Credit Facility (1)	(797,236)	(775,050)	—	(775,050)	—
Revolving credit facility	(16,617)	(17,484)	—	(17,484)	—
Other long-term notes payable	(3,425)	(1,442)	—	(1,442)	—
Cross currency swaps	21,246	21,246	—	21,246	—
Interest rate swaps	(27,517)	(27,517)	—	(27,517)	—
Foreign currency forward contracts, net	1,696	1,696	—	1,696	—

	December 31, 2019
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,202	$96,202	$96,202	$—	$—
Term loan facility - Amended Credit Facility (1)	(801,764)	(799,750)	—	(799,750)	—
Other long-term notes payable	(3,496)	(1,557)	—	(1,557)	—
Cross currency swaps	22,111	22,111	—	22,111	—
Interest rate swaps	(14,698)	(14,698)	—	(14,698)	—
Foreign currency forward contracts, net	601	601	—	601	—

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $4.3 million and $3.9 million for the period ended June 30, 2020, and December 31, 2019, respectively.

The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair value of loans payable is based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair value of the term loan facility is based on market price information and is measured using the last available bid price of the instrument on a secondary market. The revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's performance risk. The fair values of our interest rate swaps and cross currency swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair values of the foreign currency forward contracts are based on market prices for comparable contracts.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $312.8 million at June 30, 2020. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of June 30, 2020, the Company expects it will reclassify net losses of approximately $8.2 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount is $224.8 million at June 30, 2020, with a maturity date of February 14, 2024. As of June 30, 2020, the Company expects it will reclassify net gains of approximately $0.8 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of loss recognized in AOCL and the amount of loss (gain) reclassified into earnings for the three months ended June 30, 2020 and 2019, follow:

			Amount of Loss (Gain)
	Amount of Loss		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2020	2019	2020	2019	AOCL into Income
Interest rate swaps	$(1,934)	$(6,813)	$(824)	$36	Interest expense
Cross currency swaps	(3,902)	(4,708)	851	1,528	Interest expense
			$27	$1,564	Total Interest expense
Cross currency swaps			(4,204)	(3,166)	Foreign currency losses, net
			$(4,204)	$(3,166)	Total Foreign currency losses, net

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the six months ended June 30, 2020 and 2019, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2020	2019	2020	2019	AOCL into Income
Interest rate swaps	$(14,808)	$(10,920)	$(1,322)	$214	Interest expense
Cross currency swaps	1,356	372	2,019	3,160	Interest expense
			$697	$3,374	Total Interest expense
Cross currency swap			(582)	1,778	Foreign currency losses, net
			$(582)	$1,778	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense	$6,177	$6,281	$11,707	$12,576
Foreign currency losses, net	1,143	2,043	(172)	4,007

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

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. The notional amount is €95.7 million at June 30, 2020, with a maturity date of February 14, 2024. These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of loss on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended June 30, 2020 and 2019, follow:

					Amount of Gain
			Amount of Gain		Recognized in Income on
	Amount of Loss		Reclassified from		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		AOCL into Income		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Cross currency swaps	$(1,569)	$(1,260)	$—	$—	$612	$949	Interest expense

The amount of gain on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the six months ended June 30, 2020 and 2019, follow:

					Amount of Gain
			Amount of Gain		Recognized in Income on
	Amount of Gain		Reclassified from		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		AOCL into Income		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Cross currency swaps	$1,090	$2,477	$—	$—	$1,392	$1,950	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign Currency Forward Contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net gains of $0.1 million and $0.4 million in the three and six months ended June 30, 2020, respectively, and net loss of $1.5 million and net gains of less than $0.1 million in the three and six months ended June 30, 2019, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $646.2 million at June 30, 2020 and $625.9 million at December 31, 2019.

The following table presents the effect on our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)		Amount of Gain
	Recognized in Earnings		Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location of Gain (Loss) in Earnings
(Dollars in thousands)	2020	2019	2020	2019
Foreign currency forward contracts	$142	$(1,497)	$410	$27	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	June 30,	December 31,
(Dollars in thousands)	2020	2019	Balance Sheet Location
Asset derivatives:
Cross currency swaps	$1,923	$6,711	Other current assets
Cross currency swaps	19,323	15,400	Other non-current assets
Foreign currency forward contracts	2,539	1,474	Other current assets
Liability derivatives:
Interest rate swaps	$(8,186)	$(3,723)	Accrued expenses and other current liabilities
Interest rate swaps	(19,331)	(10,975)	Other non-current liabilities
Foreign currency forward contracts	(843)	(873)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the six months ended June 30, 2020 was $5.3 million, or 27.5% of pre-tax income. Income tax expense for the six months ended June 30, 2019 was $5.5 million, or 21.6% of pre-tax income. The tax expense during the six months ended June 30, 2020 and June 30, 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $5.8 million at June 30, 2020 and $7.2 million at December 31, 2019, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at June 30, 2020 and December 31, 2019, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product line in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

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

In 2013, the Supreme Court in Argentina ruled favorably related to certain export taxes associated with a divested operation. The liability recorded at June 30, 2020 and December 31, 2019 is $0.5 million and $0.6 million, respectively.

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

12.    Retirement Benefits

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30, 2020 and 2019, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$3	$3	$294	$330	$—	$1
Interest cost	2,388	2,963	343	479	133	175
Expected return on plan assets	(3,708)	(3,153)	(116)	(170)	—	—
Amortization of prior service cost	—	—	(4)	(14)	—	—
Net periodic benefit (credit) cost	$(1,317)	$(187)	$517	$625	$133	$176

Net periodic benefit (credit) cost for the six months ended June 30, 2020 and 2019, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$6	$5	$579	$611	$1	$1
Interest cost	4,775	5,926	673	948	265	351
Expected return on plan assets	(7,416)	(6,305)	(228)	(336)	—	—
Amortization of prior service cost	—	—	(9)	(9)	—	—
Net periodic benefit (credit) cost	$(2,635)	$(374)	$1,015	$1,214	$266	$352

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

In the first half of 2020, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the six months ended June 30, 2020:

Stock Options
Weighted-average grant-date fair value	$5.28
Expected life, in years	5.2
Risk-free interest rate	1.4%
Expected volatility	35.1%

The weighted average grant date fair value of our performance share units granted in the six months ended June 30, 2020, was $14.64. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the six months ended June 30, 2020, was $14.64. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $2.7 million and $5.5 million for the three and six months ended June 30, 2020, respectively, and $2.9 million and $5.6 million and for the three and six months ended June 30, 2019, respectively. At June 30, 2020, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $11.6 million and is expected to be recognized over the remaining vesting period of the respective grants, through the second quarter of 2023.

14.    Restructuring and Optimization Programs

Total restructuring charges were $8.6 million and $9.8 million for the three and six months ended June 30, 2020, respectively, and $4.1 million and $5.8 million for the three and six months ended June 30, 2019, respectively. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale during the fourth quarter of 2019. As such, there were additional restructuring charges of $1.7 million and $2.0 million for the three and six months ended June 30, 2020, respectively, and $6.2 million and $6.6 million for the three and six months ended June 30, 2019, respectively classified as Net income from discontinued operations, net of income taxes.

Americas Manufacturing Optimization Plan

In the second quarter of 2019, we developed our Americas Manufacturing optimization plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The Americas Manufacturing Optimization plan is focused on the construction of a new manufacturing center of excellence located in Villagran, Mexico. We are in the process of consolidating two plants located in the United States and two sites in Latin America into the expanded Villagran location. As a result of these actions, the Company expects to incur total charges of approximately $8.7 million, substantially all of which will be for severance costs expected. The remaining activities of the program are expected to be recognized within the next 12 months. Charges associated with the program were $0.8 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and $3.5 million and $3.9 million for the three and six months ended June 30, 2019, respectively.

Global Optimization Plan

The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our recent acquisitions. Actions associated with the Global Optimization plan were substantially completed during 2020, and as such, we do not anticipate material charges related to this plan for the remainder of 2020. Charges associated with the program were $7.8 million and $8.8 million for the three and six months ended June 30, 2020, respectively, and $0.6 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

The charges associated with these programs are further summarized below.

	Employee	Other
(Dollars in thousands)	Severance	Costs	Total
Balances at December 31, 2019	$747	$1,492	$2,239
Restructuring charges	7,832	1,952	9,784
Cash payments	(872)	(1,996)	(2,868)
Non-cash items	(9)	(7)	(16)
Balances at June 30, 2020	$7,698	$1,441	$9,139

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

There are no leases that have not yet commenced that create significant rights and obligations for the Company.

The components of lease cost are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019	Income Statement Location
Operating lease cost(1)	$1,204	$1,286	$2,463	$2,646	Selling, general and administrative expenses
Operating lease cost(2)	1,606	2,292	3,737	4,526	Cost of sales
Finance lease cost
Amortization of right-of-use assets	64	62	136	113	Cost of sales
Interest of lease liabilities	7	3	14	6	Interest expense
Net lease cost	$2,881	$3,643	$6,350	$7,291

(1)Included in operating lease cost is $0.2 million and $0.4 million of short-term lease costs for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019 and $0.1 million and $0.2 million of variable lease costs for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

(2)Included in operating lease cost is $0.7 million and $1.3 million of short-term lease costs for the three and six months ended June 30, 2020 and June 30, 2019, respectively, and $0.1 million and $0.4 million of variable lease costs for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million of variable lease costs for the three and six months ended June 30, 2019, respectively.

Supplemental balance sheet information related to leases is shown below:

	June 30,	December 31,
(Dollars in thousands)	2020	2019	Balance Sheet Location
Assets
Operating leased assets	$15,042	$20,088	Operating leased assets
Finance leased assets (1)	795	859	Property, plant and equipment, net
Total leased assets	$15,837	$20,947
Liabilities
Current
Operating	$5,349	$6,515	Accrued expenses and other current liabilities
Finance	512	438	Loans payable and current portion of long-term debt
Noncurrent
Operating	9,716	14,474	Operating lease non-current liabilities
Finance	1,780	1,867	Long-term debt, less current portion
Total lease liabilities	$17,357	$23,294

(1)Finance leases are net of accumulated depreciation of $3.4 million and $3.4 million for June 30, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to leases are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7	$3	$14	$6
Operating cash flows from operating leases	1,808	2,409	3,827	4,669
Financing cash flows from finance leases	77	57	142	102
Leased assets obtained in exchange for new finance lease liabilities	51	89	155	218
Leased assets obtained in exchange for new operating lease liabilities	1,063	184	2,562	24,219

June 30,
2020
Weighted-average remaining lease term (years)
Operating leases	3.9
Finance leases	5.5
Weighted-average discount rate
Operating leases	4.2%
Finance leases	5.2%

Maturities of lease liabilities are shown below as of June 30, 2020:

(Dollars in thousands)	Finance Leases	Operating Leases
Remaining in 2020	$316	$3,488
2021	565	5,518
2022	545	3,314
2023	476	1,793
2024	372	866
2025	290	644
Thereafter	418	1,688
Net minimum lease payments	$2,982	$17,311
Less: interest	690	2,246
Present value of lease liabilities	$2,292	$15,065

16.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Basic earnings (loss) per share computation:
Income (loss) from continuing operations	$(1,926)	$11,361	$13,986	$20,162
Less: Net income attributable to noncontrolling interests from continuing operations	309	193	342	362
Net income (loss) attributable to Ferro Corporation from continuing operations	(2,235)	11,168	13,644	19,800
Income (loss) from discontinued operations, net of income taxes	(3,238)	(252)	(3,017)	4,825
Less: Net income attributable to noncontrolling interests from discontinued operations	67	45	44	150
Net income (loss) attributable to Ferro Corporation from discontinued operations	(3,305)	(297)	(3,061)	4,675
Total	$(5,540)	$10,871	$10,583	$24,475

Weighted-average common shares outstanding	82,246	81,932	82,171	82,206
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.03)	$0.13	$0.17	$0.24
Diluted earnings (loss) per share computation:
Net income (loss) attributable to Ferro Corporation from continuing operations	$(2,235)	$11,168	$13,644	$19,800
Net income (loss) attributable to Ferro Corporation from discontinued operations	(3,305)	(297)	(3,061)	4,675
Total	$(5,540)	$10,871	$10,583	$24,475

Weighted-average common shares outstanding	82,246	81,932	82,171	82,206
Assumed exercise of stock options	543	502	799	551
Assumed satisfaction of restricted stock unit conditions	93	157	109	208
Assumed satisfaction of performance share unit conditions	45	87	200	90
Weighted-average diluted shares outstanding	82,927	82,678	83,279	83,055
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$(0.03)	$0.13	$0.16	$0.23

The number of anti-dilutive shares were 2.7 million and 2.3 million for the three and six months ended June 30, 2020, respectively, and 2.3 million and 2.2 million for the three and six months ended June 30, 2019, respectively. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

As of June 30, 2020, $46.2 million remains authorized under the program for the repurchase of common stock.

18.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
(Dollars in thousands)	Adjustments	Items	Hedges	Total
Balances at March 31, 2019	$1,126	$(99,788)	$(7,611)	$(106,273)
Other comprehensive income (loss) before reclassifications, before tax	—	3,478	(11,521)	(8,043)
Reclassification to earnings:
Cash flow hedge income, before tax	—	—	1,602	1,602
Current period other comprehensive income (loss), before tax	—	3,478	(9,919)	(6,441)
Tax effect	—	(511)	(2,570)	(3,081)
Current period other comprehensive income (loss), net of tax	—	3,989	(7,349)	(3,360)
Balances at June 30, 2019	$1,126	$(95,799)	$(14,960)	$(109,633)

Balances at March 31, 2020	$1,206	$(115,847)	$(22,047)	$(136,688)
Other comprehensive income (loss) before reclassifications, before tax	—	3,388	(5,836)	(2,448)
Reclassification to earnings:
Cash flow hedge income, before tax	—	—	4,177	4,177
Current period other comprehensive income (loss), before tax	—	3,388	(1,659)	1,729
Tax effect	—	(505)	(99)	(604)
Current period other comprehensive income (loss), net of tax	—	3,893	(1,560)	2,333
Balances at June 30, 2020	$1,206	$(111,954)	$(23,607)	$(134,355)

	Six Months Ended June 30,
	Postretirement	Foreign	Net Loss
	Benefit Liability	Currency	on Cash
(Dollars in thousands)	Adjustments	Items	Flow Hedges	Total
Balances at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income (loss) before reclassifications, before tax	—	7,514	(10,548)	(3,034)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(5,152)	(5,152)
Current period other comprehensive income (loss), before tax	—	7,514	(15,700)	(8,186)
Tax effect	—	123	(4,037)	(3,914)
Current period other comprehensive income (loss), net of tax	—	7,391	(11,663)	(4,272)
Balances at June 30, 2019	$1,126	$(95,799)	$(14,960)	$(109,633)

Balances at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive loss before reclassifications, before tax	—	(14,449)	(13,452)	(27,901)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(115)	(115)
Current period other comprehensive loss, before tax	—	(14,449)	(13,567)	(28,016)
Tax effect	—	(70)	(2,967)	(3,037)
Current period other comprehensive loss, net of tax	—	(14,379)	(10,600)	(24,979)
Balances at June 30, 2020	$1,206	$(111,954)	$(23,607)	$(134,355)

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

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Functional Coatings	$131,672	$163,692	$287,107	$330,718
Color Solutions	73,129	97,266	170,020	193,622
Total net sales	$204,801	$260,958	$457,127	$524,340

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Functional Coatings	$36,119	$49,307	$83,936	$97,537
Color Solutions	26,985	29,702	60,772	58,098
Other cost of sales	640	121	(226)	1,354
Total gross profit	63,744	79,130	144,482	156,989
Selling, general and administrative expenses	50,541	53,249	106,587	110,180
Restructuring and impairment charges	8,619	4,057	9,784	5,797
Other expense, net	6,310	7,810	8,808	15,304
Income before income taxes	$(1,726)	$14,014	$19,303	$25,708

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended June 30, 2020, decreased by $56.2 million, or 21.5%, compared with the prior-year same period. Net sales decreased by $32.0 million in Functional Coatings and $24.2 million in Color Solutions. During the three months ended June 30, 2020, gross profit decreased $15.4 million, or 19.4%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 80 basis points to 31.1%. Our total gross profit for the second quarter of 2020 was $63.7 million, compared with $79.1 million for the three months ended June 30, 2019. The decrease in gross profit was attributable to lower gross profit in Functional Coatings of $13.2 million and Color Solutions of $2.7 million.

For the three months ended June 30, 2020, selling, general and administrative (“SG&A”) expenses decreased $2.7 million, or 5.1%, compared with the prior-year same period. As a percentage of net sales, it increased approximately 430 basis points to 24.7%.

For the three months ended June 30, 2020, net loss was $5.2 million, compared with net income of $11.1 million for the prior-year same period, and net loss attributable to common shareholders was $5.5 million, compared with net income attributable to common shareholders of $10.9 million for the prior-year same period. Loss from continuing operations was $1.9 million for the three months ended June 30, 2020, compared with income of $11.4 million in 2019.

Outlook

While the novel coronavirus (“COVID-19”) pandemic impacted macroeconomic conditions around the globe in the second quarter of 2020, the low point of demand for Ferro’s products appears to have been earlier in the quarter, as demand increased in the latter part of the quarter. Currently, we see signs that the favorable trajectory of increasing demand for our products will continue into the third quarter.

Certain characteristics of our business should position the Company well for the current economic environment. Ferro has market leadership positions in a diverse portfolio of products, and many of our products and services support niche markets in “critical” or “essential” industries such as healthcare, food and beverage, energy, information technology and defense, which generally have continued to operate during the pandemic. These characteristics, together with improved economic activity in other industries we serve, should enable the Company to continue to increase sales and to maintain certain of the margin tailwinds achieved in the first half of 2020, even if demand for some products and services continues to be suppressed due to macro-economic uncertainty.

Ferro also continues to execute its strategic priorities, which include advancing our optimization initiatives, preparing for and completing the sale of the Tile Coatings business and continuing to develop innovative products that our customers need.

We anticipate continued uncertainty in macroeconomic conditions going forward. This uncertainty may result in volatility in demand in our end markets, foreign exchange rates and in interest rates, which could impact our reported results through the course of 2020.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has spread through Asia, Europe, the Middle East and North and South America, all regions in which we have operations. In response, government authorities have issued an evolving set of mandates, including requirements to shelter-in-place, curtail business operations, restrict travel, and avoid physical interaction. These mandates and the continued spread of COVID-19 have disrupted normal business activities in many segments of the global economy, resulting in weakened economic conditions. More recently, government mandates have been lifted by certain public authorities and economic conditions have improved in certain sectors of the economy relative to early in the second quarter. Certain regions of the world have experienced increasing numbers of COVID-19 cases, however, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted and economic conditions could weaken.

We continue to monitor the impact of the outbreak of COVID-19 on our business, including how it may impact our customers, employees, supply chain and distribution network and to take action, as appropriate, to address these circumstances.

Our manufacturing facilities generally have continued to operate since the pandemic was declared in early March 2020, with most sites experiencing only relatively brief or no suspensions of activity. While COVID-19 did not have a significant effect on our reported results for the first quarter of 2020, it had a more pronounced effect on our business during the second quarter, primarily as a result of reduced demand in certain of our end markets, such as the automotive sector. In more recent weeks, the momentum in our business has turned markedly more favorable, with improved demand relative to early in the second quarter from many of our customers across multiple product lines. Having said that, if certain regions of the world experience increasing numbers of COVID-19 cases, we may be required to take further actions to comply with mandates of national, state or local authorities, and we may take additional actions that we determine to be in the best interests of our employees, customers, suppliers and other stakeholders, which could disrupt or restrict our ability to operate our facilities and travel to our domestic and international sites. The extent to which our operations may be impacted by COVID-19 in the second half of 2020 depends on a variety of factors, including the duration, severity, and scope of the pandemic, which remain uncertain.

We believe we are well positioned from a liquidity perspective to manage through the effects of the COVID-19 pandemic. As of June 30, 2020, we had liquidity of approximately $548.2 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility. We are in compliance with the covenants under our various credit facilities and expect to remain in compliance. We will continue to evaluate and take action to preserve liquidity and generate cash flow during the crisis, including by limiting capital expenditures and discretionary spending, as appropriate and where possible.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations - Consolidated

Comparison of the three months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, net loss from continuing operations was $1.9 million, compared with net income of $11.4 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, net loss attributable to common shareholders was $5.5 million, or loss per share of $0.07, compared with net income attributable to common shareholders of $10.9 million, or earnings per share of $0.13, for the three months ended June 30, 2019.

Net Sales

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$204,801	$260,958	$(56,157)	(21.5)%
Cost of sales	141,057	181,828	(40,771)	(22.4)%
Gross profit	$63,744	$79,130	$(15,386)	(19.4)%
Gross profit as a % of net sales	31.1%	30.3%

Net sales decreased by $56.2 million, or 21.5%, for the three months ended June 30, 2020, compared with the prior-year same period, driven by lower sales in Functional Coatings and Color Solutions of $32.0 million and $24.2 million, respectively. The decrease in net sales was driven by lower volume and mix of $50.4 million and unfavorable foreign currency impacts of $6.5 million, partially mitigated by higher product pricing of $0.7 million.

Gross Profit

Gross profit decreased $15.4 million, or 19.4%, for the three months ended June 30, 2020, compared with the prior-year same period, and as a percentage of net sales, it increased 80 basis points to 31.1%. The decrease in gross profit was attributable to lower gross profit in Functional Coatings and Color Solutions of $13.2 million and $2.7 million, respectively. The decrease in gross profit was driven by lower sales volumes and mix of $19.9 million and unfavorable foreign currency impacts of $1.7 million, partially mitigated by lower raw material costs of $5.3 million, favorable product pricing of $0.7 million and lower manufacturing costs of $0.2 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$78,945	$112,041	$(33,096)	(29.5)%
United States	82,714	94,080	(11,366)	(12.1)%
Asia Pacific	30,843	33,711	(2,868)	(8.5)%
Latin America	12,299	21,126	(8,827)	(41.8)%
Net sales	$204,801	$260,958	$(56,157)	(21.5)%

The decline in net sales of $56.2 million, compared with the prior-year same period, was driven by a decrease in sales from all regions. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $23.9 million and $9.2 million, respectively. The decrease in sales from the United States was attributable to lower sales in Color Solutions of $12.6 million, partially offset by an increase in sales in Functional Coatings of $1.2 million. The decrease in sales from Latin America was attributable to lower sales in Functional Coatings and Color Solutions of $6.4 million and $2.4 million, respectively. The decrease in sales from Asia Pacific was primarily attributable to lower sales in Functional Coatings of $3.0 million.

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2020 and 2019.

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$19,779	$22,832	$(3,053)	(13.4)%
Research and development expenses	8,331	10,196	(1,865)	(18.3)%
Business development	5,303	3,996	1,307	32.7%
Incentive compensation	1,971	(85)	2,056	NM %
Stock-based compensation	2,183	2,876	(693)	(24.1)%
Intangible asset amortization	1,411	2,211	(800)	(36.2)%
Pension and other postretirement benefits	183	271	(88)	(32.5)%
Bad debt	(40)	248	(288)	(116.1)%
All other expenses	11,420	10,704	716	6.7%
Selling, general and administrative expenses	$50,541	$53,249	$(2,708)	(5.1)%

SG&A expenses were $2.7 million lower in the three months ended June 30, 2020, compared with the prior-year same period. The lower SG&A expenses compared to the prior-year same period are primarily driven by lower personnel costs and research and development expenses, partially offset by higher incentive compensation.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$21,495	$26,588	$(5,093)	(19.2)%
Functional services	24,892	23,870	1,022	4.3%
Incentive compensation	1,971	(85)	2,056	NM %
Stock-based compensation	2,183	2,876	(693)	(24.1)%
Selling, general and administrative expenses	$50,541	$53,249	$(2,708)	(5.1)%

Restructuring and Impairment Charges

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$7,174	$2,822	$4,352	154.2%
Other restructuring costs	1,445	1,235	210	17.0%
Restructuring and impairment charges	$8,619	$4,057	$4,562	112.4%

Restructuring and impairment charges increased in the second quarter of 2020 compared with the prior-year same period. The increase primarily relates to costs associated with our Global Optimization Plan, compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$6,383	$6,397	$(14)	(0.2)%
Amortization of bank fees	866	912	(46)	(5.0)%
Interest swap amortization	(316)	(316)	—	—%
Interest capitalization	(756)	(712)	(44)	6.2%
Interest expense	$6,177	$6,281	$(104)	(1.7)%

Interest expense decreased in the second quarter of 2020 compared with the prior-year same period. The decrease in interest expense was due to a decrease in the average interest rate, partially offset by an increase in the average long-term debt balance during the second quarter of 2020 compared with the prior-year same period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020 was $0.2 million, or (11.6%) of pre-tax loss. Income tax expense for the three months ended June 30, 2019 was $2.7 million, or 18.9% of pre-tax income. The tax expense during the three months ended June 30, 2020, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 21% primarily as a result of tax rate changes enacted during the period. The tax expense during the three months ended June 30, 2019, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 21% primarily as a result of tax credits.

Results of Operations - Segment Information

Comparison of the three months ended June 30, 2020 and 2019

Functional Coatings

	Three Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$131,672	$163,692	$(32,020)	(19.6)%	$610	$(27,963)	$(4,667)	$—
Segment gross profit	36,119	49,307	(13,188)	(26.7)%	610	(9,000)	(1,385)	(3,413)
Gross profit as a % of segment net sales	27.4%	30.1%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in decoration, automotive, porcelain enamel and industrial products of $12.2 million, $11.9 million, $10.0 million and $6.9 million, respectively, partially mitigated by increased sales in electronic products of $9.0 million. The decrease in net sales was driven by unfavorable volume and mix of $27.9 million and unfavorable foreign currency impacts of $4.7 million, partially mitigated by higher product pricing of $0.6 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $9.0 million, unfavorable manufacturing costs of $5.9 million and unfavorable foreign currency impacts of $1.4 million, partially mitigated by favorable raw material costs of $2.5 million and higher product pricing of $0.6 million.

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$51,071	$74,997	$(23,926)	(31.9)%
United States	52,194	50,938	1,256	2.5%
Asia Pacific	21,733	24,700	(2,967)	(12.0)%
Latin America	6,674	13,057	(6,383)	(48.9)%
Total	$131,672	$163,692	$(32,020)	(19.6)%

The net sales decrease of $32.0 million was driven by lower sales from EMEA, Latin America and Asia Pacific, partially mitigated by higher sales from the United States. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, industrial, automotive, porcelain enamel, and electronic products of $8.1 million, $6.2 million, $5.1 million, $3.7 million and $0.8 million, respectively. The decrease in sales from Latin America was primarily attributable to lower sales of porcelain enamel, automotive, industrial and decoration products of $4.0 million, $1.3 million, $0.7 million and $0.4 million, respectively. The decrease in sales from Asia Pacific was primarily attributable to lower sales in automotive, decoration and porcelain enamel products of $2.0 million, $1.7 million and $0.5 million, respectively, partially mitigated by increased sales of industrial products of $1.2 million. The increase in sales from the United States was primarily attributable to an increase in sales of electronic products of $9.8 million, partially offset by lower sales of automotive, decoration, porcelain enamel and industrial products of $3.5 million, $2.0 million, $1.8 million and $1.3 million, respectively.

Color Solutions

	Three Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$73,129	$97,266	$(24,137)	(24.8)%	$91	$(22,456)	$(1,772)	$—
Segment gross profit	26,985	29,702	(2,717)	(9.1)%	91	(11,385)	(360)	8,937
Gross profit as a % of segment net sales	36.9%	30.5%

Net sales decreased compared with the prior-year same period, primarily due to lower sales of pigment, surface technology and dispersions and colorants products of $14.7 million, $7.8 million and $1.6 million, respectively. The decrease in net sales was driven by unfavorable sales volume and mix of $22.5 million and unfavorable foreign currency impacts of $1.8 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable sales volume and mix of $11.4 million and unfavorable foreign currency impacts of $0.4 million, partially mitigated by lower manufacturing costs of $6.1 million and lower raw material costs of $2.8 million.

	Three Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
United States	$30,520	$43,142	$(12,622)	(29.3)%
EMEA	27,874	37,044	(9,170)	(24.8)%
Asia Pacific	9,110	9,011	99	1.1%
Latin America	5,625	8,069	(2,444)	(30.3)%
Total	$73,129	$97,266	$(24,137)	(24.8)%

The net sales decrease of $24.1 million was driven by lower sales from the United States, EMEA and Latin America. The decrease in sales from the United States was primarily driven by lower sales of surface technology and pigment products of $8.6 million and $3.7 million, respectively. The decrease in sales from EMEA was primarily attributable to lower sales of pigment and dispersions and colorants products of $8.0 million and $1.2 million, respectively. The decrease in sales from Latin America was primarily attributable to lower sales of pigment products of $2.4 million.

Comparison of the six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, net income from continuing operations was $14.0 million, compared with $20.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, net income attributable to common shareholders was $10.6 million, or earnings per share of $0.13, compared with net income attributable to common shareholders of $24.5 million, or earnings per share of $0.30, for the six months ended June 30, 2019.

Net Sales

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$457,127	$524,340	$(67,213)	(12.8)%
Cost of sales	312,645	367,351	(54,706)	(14.9)%
Gross profit	$144,482	$156,989	$(12,507)	(8.0)%
Gross profit as a % of net sales	31.6%	29.9%

Net sales decreased by $67.2 million, or 12.8%, for the six months ended June 30, 2020, compared with the prior-year same period, driven by lower sales in Functional Coatings and Color Solutions of $43.6 million and $23.6 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $56.6 million and unfavorable foreign currency impacts of $11.4 million, partially mitigated by higher product pricing of $0.8 million.

Gross Profit

Gross profit decreased $12.5 million, or 8.0%, for the six months ended June 30, 2020, compared with the prior-year same period, and as a percentage of net sales, it increased approximately 170 basis points to 31.6%. The decrease in gross profit was primarily attributable to a decrease in Functional Coatings of $13.6 million, partially offset by an increase in Color Solutions of $2.7 million. The decrease in gross profit was primarily driven by unfavorable sales volume and mix of $25.9 million and unfavorable foreign currency impacts of $3.0 million, partially mitigated by lower raw material costs of $9.8 million, lower manufacturing costs of $5.8 million and higher product pricing of $0.8 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$192,691	$225,873	$(33,182)	(14.7)%
United States	170,567	189,658	(19,091)	(10.1)%
Asia Pacific	61,895	65,434	(3,539)	(5.4)%
Latin America	31,974	43,375	(11,401)	(26.3)%
Net sales	$457,127	$524,340	$(67,213)	(12.8)%

The decline in net sales of $67.2 million, compared with the prior-year same period, was driven by a decrease in sales from all regions. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $26.3 million and $6.9 million, respectively. The decrease in sales from the United States was attributable to lower sales in Color Solutions and Functional Coatings of $15.1 million and $4.0 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Functional Coatings and Color Solutions of $9.1 million and $2.3 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Functional Coatings of $4.1 million, partially offset by higher sales in Color Solutions of $0.6 million.

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2020 and 2019.

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$42,528	$49,011	$(6,483)	(13.2)%
Research and development expenses	18,418	21,176	(2,758)	(13.0)%
Business development	5,838	5,854	(16)	(0.3)%
Incentive compensation	4,091	1,203	2,888	240.1%
Stock-based compensation	4,942	5,645	(703)	(12.5)%
Intangible asset amortization	3,089	4,554	(1,465)	(32.2)%
Pension and other postretirement benefits	341	516	(175)	(33.9)%
Bad debt	96	254	(158)	(62.2)%
All other expenses	27,244	21,967	5,277	24.0%
Selling, general and administrative expenses	$106,587	$110,180	$(3,593)	(3.3)%

SG&A expenses were $3.6 million lower in the six months ended June 30, 2020, compared with the prior-year same period. The lower SG&A expenses compared to the prior-year same period are primarily driven by lower personnel expenses and research and development expenses, partially offset by higher incentive compensation.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$47,111	$54,847	$(7,736)	(14.1)%
Functional services	50,443	48,485	1,958	4.0%
Incentive compensation	4,091	1,203	2,888	240.1%
Stock-based compensation	4,942	5,645	(703)	(12.5)%
Selling, general and administrative expenses	$106,587	$110,180	$(3,593)	(3.3)%

Restructuring and Impairment Charges

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$7,832	$3,842	$3,990	103.9%
Other restructuring costs	1,952	1,955	(3)	(0.2)%
Restructuring and impairment charges	$9,784	$5,797	$3,987	68.8%

Restructuring and impairment charges increased in the six months ended June 30, 2020, compared with the prior-year same period. The increase primarily relates to costs associated with our Global Optimization Plan, compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$12,229	$12,744	$(515)	(4.0)%
Amortization of bank fees	1,795	1,812	(17)	(0.9)%
Interest swap amortization	(632)	(632)	—	—%
Interest capitalization	(1,685)	(1,348)	(337)	25.0%
Interest expense	$11,707	$12,576	$(869)	(6.9)%

Interest expense decreased in the six months ended June 30, 2020, compared with the prior-year same period. The decrease in interest expense was due to a decrease in the average interest rate and an increase in capitalized interest, partially offset by an increase in the average long-term debt balance during the six months ended June 30, 2020, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2020 was $5.3 million, or 27.5% of pre-tax income. Income tax expense for the six months ended June 30, 2019 was $5.5 million, or 21.6% of pre-tax income. The tax expense for the six months ended June 30, 2020 and June 30, 2019, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the six months ended June 30, 2020 and 2019

Functional Coatings

	Six Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$287,107	$330,718	$(43,611)	(13.2)%	$567	$(35,986)	$(8,192)	$—
Segment gross profit	83,936	97,537	(13,601)	(13.9)%	567	(12,434)	(2,423)	689
Gross profit as a % of segment net sales	29.2%	29.5%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in porcelain enamel, automotive, decoration and industrial products of $15.9 million, $15.1 million, $12.1 million and $11.9 million, respectively, partially mitigated by higher sales in electronic products of $11.4 million. The decrease in net sales was driven by unfavorable volume and mix of $36.0 million and foreign currency impacts of $8.2 million, partially mitigated by increased product pricing of $0.6 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $12.4 million, unfavorable manufacturing costs of $4.7 million and unfavorable foreign currency impacts of $2.4 million, partially offset by favorable raw material costs of $5.3 million and increased product pricing of $0.6 million.

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$126,928	$153,262	$(26,334)	(17.2)%
United States	98,888	102,917	(4,029)	(3.9)%
Asia Pacific	43,489	47,598	(4,109)	(8.6)%
Latin America	17,802	26,941	(9,139)	(33.9)%
Total	$287,107	$330,718	$(43,611)	(13.2)%

The net sales decrease of $43.6 million was primarily driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of industrial, decoration, automotive and porcelain enamel products of $10.5 million, $7.6 million, $6.1 million and $4.7 million, respectively, partially mitigated by higher sales of electronic products of $2.6 million. The decrease in sales from Latin America was primarily attributable to lower sales of porcelain enamel, automotive, industrial and decoration products of $6.5 million, $1.4 million, $0.7 million and $0.5 million, respectively. The decrease in sales from Asia Pacific was primarily attributable to decreased sales of automotive, decoration porcelain enamel products of $2.5 million, $1.9 million and $1.4 million, respectively, partially mitigated by higher sales of industrial products of $1.7 million. The decrease in sales from the United States was primarily attributable to lower sales of automotive, porcelain enamel, industrial and decoration products of $5.0 million, $3.3 million, $2.4 million and $2.1million, respectively, partially mitigated by higher sales of electronic products of $8.8 million.

Color Solutions

	Six Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$170,020	$193,622	$(23,602)	(12.2)%	$260	$(20,605)	$(3,257)	$—
Segment gross profit	60,772	58,098	2,674	4.6%	260	(12,009)	(550)	14,973
Gross profit as a % of segment net sales	35.7%	30.0%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales of surface technology, pigment and dispersions and colorants products of $14.2 million, $7.6 million and of $1.8 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $20.6 million and unfavorable foreign currency impacts of $3.3 million, partially mitigated by increased product pricing of $0.3 million. Gross profit increased from the prior-year same period, primarily due to favorable manufacturing costs of $10.4 million, favorable raw material costs of $4.6 million and increased product pricing of $0.3 million, partially offset by unfavorable sales volume and mix of $12.0 million and unfavorable foreign currency impacts of $0.6 million.

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
United States	$71,679	$86,741	$(15,062)	(17.4)%
EMEA	65,763	72,611	(6,848)	(9.4)%
Asia Pacific	18,406	17,836	570	3.2%
Latin America	14,172	16,434	(2,262)	(13.8)%
Total	$170,020	$193,622	$(23,602)	(12.2)%

The net sales decrease of $23.6 million was driven by lower sales from the United States, EMEA and Latin America, partially offset by higher sales from Asia Pacific. The decrease in sales from the United States was primarily driven by lower sales of surface technology, pigment and dispersions and colorants products of $14.6 million, $0.3 million and $0.2 million, respectively. The decrease in sales from EMEA was primarily attributable to lower sales of pigment and dispersions and colorants products of $5.4 million and $1.4 million, respectively. The decrease in sales from Latin America was attributable to lower sales of pigment products.

Summary of Cash Flows for the six months ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change
Net cash used in operating activities	$(104,561)	$(78,949)	$(25,612)
Net cash provided by investing activities	48,376	5,284	43,092
Net cash provided by financing activities	22,519	20,337	2,182
Effect of exchange rate changes on cash and cash equivalents	(505)	338	(843)
Decrease in cash and cash equivalents	$(34,171)	$(52,990)	$18,819

The following table includes details of net cash provided by operating activities.

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	$ Change
Cash flows from operating activities:
Net income	$10,969	$24,987	$(14,018)
Loss (gain) on sale of assets	506	(1,219)	1,725
Depreciation and amortization	20,854	28,350	(7,496)
Interest amortization	1,795	1,812	(17)
Restructuring and impairment	6,916	6,758	158
Accounts receivable	(51,017)	(70,830)	19,813
Inventories	(34,771)	(15,101)	(19,670)
Accounts payable	(45,089)	(58,472)	13,383
Other current asset, liabilities and adjustments, net	(14,724)	4,766	(19,490)
Net cash used in operating activities	$(104,561)	$(78,949)	$(25,612)

Cash flows from operating activities. Cash flows from operating activities decreased $25.6 million during the six months ended June 30, 2020 compared with the prior-year same period. The decrease in cash from operating activities was primarily due to a decrease in net income of $14.0 million, a decrease in depreciation and amortization of $7.5 million and a decrease in retirement benefits obligations of $6.9 million, partially mitigated by lower cash outflows for net working capital of $13.5 million.

Cash flows used in investing activities. Cash flows from investing activities increased $43.1 million during the six months ended June 30, 2020 compared with the prior-year same period. The increase in cash from investing activities was primarily due to lower cash outflows for capital expenditures of $22.7 million and higher collections of financing receivables from the international receivable sales program (Note 8) of $21.3 million in the six months ended June 30, 2020, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities increased $2.2 million during the six months ended June 30, 2020 compared with the prior-year same period. Compared to the prior-year same period, cash outflows for the purchase of treasury stock were lower by $25.0 million and net proceeds from loans payable increased by $3.9 million, partially offset by lower net proceeds from the revolving credit facility of $25.9 million.

Capital Resources and Liquidity

Refer to Note 8 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of major debt instruments that were outstanding during 2020.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.6 million for the three months ended June 30, 2020 and 2019 and were $1.7 million for the six months ended June 30, 2020 and 2019. We had on hand precious metals owned by participants in our precious metals program of $77.3 million at June 30, 2020, and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at June 30, 2020, or December 31, 2019, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At June 30, 2020, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.2 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of June 30, 2020, we had $70.2 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business, which has historically been a part of our Performance Coatings reportable segment. We expect to use the proceeds of the sale to settle long-term obligations.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, strategic optimization plans, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. As of June 30, 2020, we had liquidity of approximately $548.2 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of June 30, 2020, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 3.03, providing $66.3 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA, as defined within the Amended Credit Facility, falls below approximately $265 million for the most recently ended trailing four quarters, based on reasonably consistent net debt levels with those as of June 30, 2020, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We operate internationally and enter into transactions denominated in foreign currencies. These transactions expose us to gains and losses arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We manage this risk by entering into forward currency contracts in an effort to substantially offset these gains and losses.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented in the table below.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Variable-rate debt:
Carrying amount(1)	$825,455	$801,764
Fair value	804,136	799,750
Increase in annual interest expense from 1% increase in interest rates	2,924	2,656
Decrease in annual interest expense from 1% decrease in interest rates	(2,924)	(2,656)
Fixed-rate debt:
Carrying amount	3,425	3,496
Fair value	1,442	1,557
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	312,816	314,412
Carrying amount and fair value	(27,517)	(14,698)
Change in fair value from 1% increase in interest rates	9,068	11,399
Change in fair value from 1% decrease in interest rates	(4,815)	(10,676)
Cross currency swaps:
Notional amount	339,681	341,419
Carrying amount and fair value	21,246	22,111
Change in fair value from 10% appreciation of U.S. dollar	(34,553)	(34,795)
Change in fair value from 10% depreciation of U.S. dollar	34,553	34,795
Foreign currency forward contracts:
Notional amount	646,218	625,908
Carrying amount and fair value	1,696	601
Change in fair value from 10% appreciation of U.S. dollar	6,273	3,540
Change in fair value from 10% depreciation of U.S. dollar	(7,667)	(4,144)

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $4.3 million and $3.9 million for the period ended June 30, 2020 and December 31, 2019, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.  Risk Factors

Reference is made to Part 1, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor set forth below updates, and should be read together with, such risk factors. Furthermore, the impact of the novel coronavirus (“COVID-19”) may exacerbate the risks discussed therein, any of which could have a material effect on the Company.

COVID-19 has spread around the world, including in Asia, Europe, the Middle East, and North and South America, all of which are regions in which Ferro has operations. The spread of COVID-19 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The measures taken by the authorities have impacted and may further impact certain of our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding measures that authorities may implement in the future, which may restrict our operations and those of our suppliers and customers and disrupt logistics and other supply and distribution service providers. The spread of COVID-19 has caused us to modify certain of our business practices with respect to certain products (including site operations, employee workplace practices, travel, and participation in meetings, events, and conferences), and we may take further actions as required or recommended by authorities or deemed to be in the best interests of our employees and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely affected. These circumstances could negatively impact our business, results of operations, financial condition and cash flows.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2020:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
(Dollars in thousands, except for per share amounts)	Purchased	Paid per Share	or Programs	or Programs
April 1, 2020 to April 30, 2020	—	$—	$—	$46,192,535
May 1, 2020 to May 31, 2020	—	$—	$—	$46,192,535
June 1, 2020 to June 30, 2020	—	$—	$—	$46,192,535
Total	—		$—

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

FERRO CORPORATION (Registrant)

Date:	August 4, 2020
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2020
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
10	Material Contracts:
10.1

Third Amendment, dated May 4, 2020, to 2017 Credit Agreement by and among Ferro Corporation, PNC Bank, National Association as the administrative agent and collateral agent and various financial institutions as lenders (filed herewith).

31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.