Form 10-Q
period 2020-09-30
FERRO CORP
filed 2020-11-04
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

At September 30, 2020, there were 82,290,617 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$241,877	$245,339	$699,004	$769,679
Cost of sales	171,711	169,277	484,356	536,628
Gross profit	70,166	76,062	214,648	233,051
Selling, general and administrative expenses	47,820	47,543	154,407	157,723
Restructuring and impairment charges	2,447	2,065	12,231	7,862
Other expense (income):
Interest expense	4,767	6,002	16,474	18,578
Interest earned	(474)	(813)	(1,035)	(2,456)
Foreign currency losses, net	1,450	3,655	1,278	7,662
Miscellaneous expense (income), net	(438)	(2,467)	(2,604)	(2,103)
Income before income taxes	14,594	20,077	33,897	45,785
Income tax expense	5,047	3,347	10,364	8,893
Income from continuing operations	9,547	16,730	23,533	36,892
Income (loss) from discontinued operations, net of income taxes	5,367	(3,520)	2,350	1,305
Net income	14,914	13,210	25,883	38,197
Less: Net income attributable to noncontrolling interests	440	390	826	902
Net income attributable to Ferro Corporation common shareholders	$14,474	$12,820	$25,057	$37,295
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.11	$0.20	$0.28	$0.44
Discontinued operations	0.07	(0.04)	0.03	0.01
	$0.18	$0.16	$0.31	$0.45
Diluted earnings (loss):
Continuing operations	$0.11	$0.20	$0.27	$0.44
Discontinued operations	0.06	(0.04)	0.03	0.01
	$0.17	$0.16	$0.30	$0.45

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$14,914	$13,210	$25,883	$38,197
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	13,831	(10,966)	(678)	(3,585)
Cash flow hedging instruments, unrealized income (loss)	269	(1,644)	(10,331)	(13,307)
Other comprehensive income (loss), net of income tax	14,100	(12,610)	(11,009)	(16,892)
Total comprehensive income	29,014	600	14,874	21,305
Less: Comprehensive income attributable to noncontrolling interests	197	146	453	648
Comprehensive income attributable to Ferro Corporation	$28,817	$454	$14,421	$20,657

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$64,495	$96,202
Accounts receivable, net	148,050	139,333
Inventories	272,797	264,476
Other receivables	69,933	69,365
Other current assets	15,724	22,373
Current assets held-for-sale	285,229	291,420
Total current assets	856,228	883,169
Other assets
Property, plant and equipment, net	303,291	302,672
Goodwill	173,241	172,209
Intangible assets, net	120,658	127,815
Deferred income taxes	103,380	98,714
Operating leased assets	14,246	20,088
Other non-current assets	88,361	72,023
Non-current assets held-for-sale	163,103	157,931
Total assets	$1,822,508	$1,834,621
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,764	$8,703
Accounts payable	92,702	138,799
Accrued payrolls	30,232	27,447
Accrued expenses and other current liabilities	103,344	73,016
Current liabilities held-for-sale	89,481	133,780
Total current liabilities	324,523	381,745
Other liabilities
Long-term debt, less current portion	798,775	798,862
Postretirement and pension liabilities	170,467	174,021
Operating leased non-current liabilities	9,000	14,474
Other non-current liabilities	59,300	56,976
Non-current liabilities held-for-sale	69,535	38,341
Total liabilities	1,431,600	1,464,419
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.3 million and 82.0 million shares outstanding at September 30, 2020, and December 31, 2019, respectively	93,436	93,436
Paid-in capital	294,077	294,543
Retained earnings	287,073	262,016
Accumulated other comprehensive loss	(120,012)	(109,376)
Common shares in treasury, at cost	(173,945)	(180,243)
Total Ferro Corporation shareholders’ equity	380,629	360,376
Noncontrolling interests	10,279	9,826
Total equity	390,908	370,202
Total liabilities and equity	$1,822,508	$1,834,621

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202
Net income (loss)	—	—	—	—	16,123	—	10	16,133
Other comprehensive income (loss)	—	—	—	—	—	(27,312)	(94)	(27,406)
Stock-based compensation transactions	(238)	5,332	—	(2,723)	—	—	—	2,609
Balances at March 31, 2020	11,193	(174,911)	93,436	291,820	278,139	(136,688)	9,742	361,538
Net income (loss)	—	—	—	—	(5,540)	—	376	(5,164)
Other comprehensive income (loss)	—	—	—	—	—	2,333	(36)	2,297
Stock-based compensation transactions	(8)	159	—	1,825	—	—	—	1,984
Balances at June 30, 2020	11,185	(174,752)	93,436	293,645	272,599	(134,355)	10,082	360,655
Net income (loss)	—	—	—	—	14,474	—	440	14,914
Other comprehensive income (loss)	—	—	—	—	—	14,343	(243)	14,100
Stock-based compensation transactions	(40)	807	—	432	—	—	—	1,239
Balances at September 30, 2020	11,145	$(173,945)	$93,436	$294,077	$287,073	$(120,012)	$10,279	$390,908

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2018	10,433	$(165,545)	$93,436	$298,123	$255,978	$(105,361)	$9,218	$385,849
Net income (loss)	—	—	—	—	13,604	—	274	13,878
Other comprehensive income (loss)	—	—	—	—	—	(912)	106	(806)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(370)	8,422	—	(6,446)	—	—	—	1,976
Balances at March 31, 2019	11,504	(182,123)	93,436	291,677	269,582	(106,273)	9,598	375,897
Net income (loss)	—	—	—	—	10,871	—	238	11,109
Other comprehensive income (loss)	—	—	—	—	—	(3,360)	(116)	(3,476)
Stock-based compensation transactions	(1)	37	—	2,181	—	—	—	2,218
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at June 30, 2019	11,503	$(182,086)	$93,436	$293,858	$280,453	$(109,633)	$9,066	$385,094
Net income	—	—	—	—	12,820	—	390	13,210
Other comprehensive income (loss)	—	—	—	—	—	(12,366)	(244)	(12,610)
Stock-based compensation transactions	(36)	992	—	112	—	—	—	1,104
Balances at September 30, 2019	11,467	$(181,094)	$93,436	$293,970	$293,273	$(121,999)	$9,212	$386,798

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net cash used in operating activities	$(106,481)	$(67,240)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(21,681)	(40,820)
Collections of financing receivables	97,299	60,904
Business acquisitions, net of cash acquired	—	(251)
Other investing activities	803	1,930
Net cash provided by investing activities	76,421	21,763
Cash flows from financing activities
Net borrowings under loans payable	(683)	8,220
Principal payments on term loan facility - Amended Credit Facility	(6,150)	(6,150)
Proceeds from revolving credit facility - Amended Credit Facility	398,336	216,066
Principal payments on revolving credit facility - Amended Credit Facility	(392,596)	(193,595)
Acquisition-related contingent consideration payment	—	(5,200)
Purchase of treasury stock	—	(25,000)
Other financing activities	(728)	(757)
Net cash used in financing activities	(1,821)	(6,416)
Effect of exchange rate changes on cash and cash equivalents	174	(667)
Decrease in cash and cash equivalents	(31,707)	(52,560)
Cash and cash equivalents at beginning of period	104,402	104,301
Cash and cash equivalents at end of period	72,695	51,741
Less: Cash and cash equivalents of discontinued operations at end of period	8,200	8,200
Cash and cash equivalents of continuing operations at end of period	$64,495	$43,541
Cash paid during the period for:
Interest	$20,176	$25,475
Income taxes	$13,005	$12,845

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

Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2020.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended September 30, 2020, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$65,081	$49,580	$26,779	$12,778	$154,218
Color Solutions	30,472	36,705	10,766	9,716	87,659
Total net sales	$95,553	$86,285	$37,545	$22,494	$241,877

Revenues disaggregated by geography and reportable segment for the three months ended September 30, 2019, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$70,048	$46,657	$26,364	$11,675	$154,744
Color Solutions	33,349	38,758	10,412	8,076	90,595
Total net sales	$103,397	$85,415	$36,776	$19,751	$245,339

Revenues disaggregated by geography and reportable segment for the nine months ended September 30, 2020, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$192,009	$148,468	$70,268	$30,580	$441,325
Color Solutions	96,235	108,384	29,172	23,888	257,679
Total net sales	$288,244	$256,852	$99,440	$54,468	$699,004

Revenues disaggregated by geography and reportable segment for the nine months ended September 30, 2019, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$223,310	$149,574	$73,962	$38,616	$485,462
Color Solutions	105,960	125,499	28,248	24,510	284,217
Total net sales	$329,270	$275,073	$102,210	$63,126	$769,679

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

The table below summarizes results for the Tile Coatings business for the three and nine months ended September 30, 2020 and 2019, which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net sales	$120,163	$120,389	$310,167	$377,499
Cost of sales	89,120	96,160	235,095	300,145
Gross profit	31,043	24,229	75,072	77,354
Selling, general and administrative expenses	18,549	20,180	52,899	53,725
Restructuring and impairment charges	269	4,161	2,306	10,751
Interest expense	2,950	2,880	7,698	8,838
Interest earned	(21)	(24)	(174)	(91)
Foreign currency losses (gains), net	113	(158)	5,074	(2,047)
Miscellaneous expense, net	173	328	1,420	598
Income (loss) from discontinued operations before income taxes	9,010	(3,138)	5,849	5,580
Income tax expense	3,643	382	3,499	4,275
Income (loss) from discontinued operations, net of income taxes	5,367	(3,520)	2,350	1,305
Less: Net income (loss) attributable to noncontrolling interests	(11)	92	33	242
Net income (loss) attributable to Tile Coatings business	$5,378	$(3,612)	$2,317	$1,063

The following table summarizes the assets and liabilities which are classified as held-for-sale at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$8,200	$8,200
Accounts receivable, net	186,457	156,645
Inventories	84,422	101,127
Other receivables	3,331	22,442
Other current assets	2,819	3,006
Current assets held-for-sale	285,229	291,420
Property, plant and equipment, net	100,944	96,762
Goodwill	3	3
Amortizable intangible assets, net	40,947	39,692
Deferred income taxes	14,695	14,425
Other non-current assets	6,514	7,049
Non-current assets held-for-sale	163,103	157,931
Total assets held-for-sale	$448,332	$449,351

Loans payable and current portion of long-term debt	$3,759	$3,678
Accounts payable	66,082	96,998
Accrued payrolls	7,597	4,838
Accrued expenses and other current liabilities	12,043	28,266
Current liabilities held-for-sale	89,481	133,780
Long-term debt, less current portion	54,755	25,805
Postretirement and pension liabilities	8,378	7,473
Other non-current liabilities	6,402	5,063
Non-current liabilities held-for-sale	69,535	38,341
Total liabilities held-for-sale	$159,016	$172,121

The following table summarizes cash flow data relating to discontinued operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Depreciation	$—	$8,702
Amortization of intangible assets	—	2,388
Capital expenditures	(3,048)	(9,114)
Non-cash operating activities - goodwill impairment	—	9,100
Non-cash operating activities - restructuring and impairment charges	1,091	127
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	683	738

5.    Inventories

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Raw materials	$84,417	$80,176
Work in process	50,548	49,717
Finished goods	137,832	134,583
Total inventories	$272,797	$264,476

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and were $2.3 million and $2.2 million for the nine months ended September 30, 2020 and 2019. We had on-hand precious metals owned by participants in our precious metals consignment program of $87.5 million at September 30, 2020, and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $430.8 million at September 30, 2020 and $413.9 million at December 31, 2019. As discussed in Note 4, the assets of our Tile Coatings business were classified as held-for-sale under ASC Topic 360; Property, Plant, and Equipment. As such, additional accumulated depreciation of $141.4 million at September 30, 2020 and $136.7 million at December 31, 2019 were classified as Non-current assets held for sale.

Unpaid capital expenditure liabilities, which are non-cash investing activities, were $2.9 million at September 30, 2020 and $3.3 million at September 30, 2019.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

	Functional	Color
(Dollars in thousands)	Coatings	Solutions	Total
Goodwill, net at December 31, 2019	$121,902	$50,307	$172,209
Foreign currency adjustments	335	697	1,032
Goodwill, net at September 30, 2020	$122,237	$51,004	$173,241

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Goodwill, gross	$231,708	$230,676
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$173,241	$172,209

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of September 30, 2020, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Gross amortizable intangible assets:
Patents	$5,504	$5,434
Land rights	3,053	2,900
Technology/know-how and other	115,270	112,940
Customer relationships	66,815	66,454
Total gross amortizable intangible assets	190,642	187,728
Accumulated amortization:
Patents	(5,482)	(5,413)
Land rights	(1,549)	(1,378)
Technology/know-how and other	(58,973)	(50,973)
Customer relationships	(16,923)	(14,831)
Total accumulated amortization	(82,927)	(72,595)
Amortizable intangible assets, net	$107,715	$115,133

Indefinite-lived intangible assets consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,943	$12,682

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Loans payable	$—	$—
Current portion of long-term debt	8,764	8,703
Current portion of long-term debt	$8,764	$8,703

Long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$795,483	$801,764
Revolving credit facility	5,740	—
Finance lease obligations	2,610	2,305
Other notes	3,706	3,496
Total long-term debt	807,539	807,565
Current portion of long-term debt	(8,764)	(8,703)
Long-term debt, less current portion	$798,775	$798,862

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $4.0 million at September 30, 2020 and $3.9 million at December 31, 2019.

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

At September 30, 2020, the Company had borrowed $346.1 million under the Tranche B-1 Loans at an interest rate of 2.47%, $229.1 million under the Tranche B-2 Loans at an interest rate of 2.47%, and $224.3 million under the Tranche B-3 Loans at an interest rate of 2.47%. At September 30, 2020, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At September 30, 2020, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 4.93%, 2.05%, and 2.48%, respectively.

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

At September 30, 2020, there were $5.7 million of borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $490.0 million of additional borrowings available under the revolving credit facilities at September 30, 2020.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At September 30, 2020, we were in compliance with the covenants of the Amended Credit Facility.

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

Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. During the third quarter of 2020, these programs were amended to include a domestic program. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three and nine months ended September 30, 2020, was immaterial. The program, whose maximum capacity is €85 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 85% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer, was $20.3 million at September 30, 2020 and $19.3 million at December 31, 2019. The carrying amount of deferred purchase price was $11.6 million at September 30, 2020 and $6.6 million at December 31, 2019 and is recorded in Other receivables. Trade accounts receivable collected from customers to be remitted to financial institutions were $33.1 million at September 30, 2020 and $12.8 million at December 31, 2019 and is recorded in Accrued expenses and other current liabilities. As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business. As such, our Tile Coatings business was classified as held-for-sale. At December 31, 2019, $52.6 million of the outstanding gross principal amount of receivables sold under this program, pertained to the Tile Coatings business, and, at September 30, 2020, no amount remained. The carrying amount of the deferred purchase price at December 31, 2019 was $20.5 million, and, at September 30, 2020, no amount remained. Both are recorded in Current assets held-for-sale in our consolidated balance sheets.

Activity from these programs for the nine months ended September 30, 2020 and 2019 is detailed below:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Trade accounts receivable sold to financial institutions	$206,104	$29,432
Cash proceeds from financial institutions (1)	139,549	18,293

(1)Excluded from the table above, in the nine months ended September 30, 2020 and 2019, our Tile Coatings business received cash proceeds from financial institutions of $47.3 million and $100.4 million, respectively. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.1 million at September 30, 2020 and December 31, 2019. The unused portions of these lines provided additional liquidity of $25.0 million at September 30, 2020 and December 31, 2019.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$64,495	$64,495	$64,495	$—	$—
Term loan facility - Amended Credit Facility (1)	(795,483)	(781,721)	—	(781,721)	—
Revolving credit facility	(5,740)	(6,046)	—	(6,046)	—
Other long-term notes payable	(3,706)	(3,186)	—	(3,186)	—
Cross currency swaps	6,962	6,962	—	6,962	—
Interest rate swaps	(26,380)	(26,380)	—	(26,380)	—
Foreign currency forward contracts, net	128	128	—	128	—

	December 31, 2019
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,202	$96,202	$96,202	$—	$—
Term loan facility - Amended Credit Facility (1)	(801,764)	(799,750)	—	(799,750)	—
Other long-term notes payable	(3,496)	(1,557)	—	(1,557)	—
Cross currency swaps	22,111	22,111	—	22,111	—
Interest rate swaps	(14,698)	(14,698)	—	(14,698)	—
Foreign currency forward contracts, net	601	601	—	601	—

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $4.0 million and $3.9 million for the period ended September 30, 2020, and December 31, 2019, respectively.

The fair value of cash and cash equivalents are based on the fair values of identical assets. The fair value of loans payable is based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair value of the term loan facility is based on market price information and is measured using the last available bid price of the instrument on a secondary market. The fair value of revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's performance risk. The fair values of our interest rate swaps and cross currency swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of the foreign currency forward contracts are based on market prices for comparable contracts.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $312.0 million at September 30, 2020. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of September 30, 2020, the Company expects it will reclassify net losses of approximately $8.4 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross-currency swaps are designated as cash flow hedges. The notional amount is $224.3 million at September 30, 2020, with a maturity date of February 14, 2024. As of September 30, 2020, the Company expects it will reclassify net gains of approximately $0.3 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of loss recognized in AOCL and the amount of loss (gain) reclassified into earnings for the three months ended September 30, 2020 and 2019, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2020	2019	2020	2019	AOCL into Income
Interest rate swaps	$(975)	$(2,328)	$(1,648)	$(363)	Interest expense
Cross currency swaps	(10,286)	10,750	116	1,419	Interest expense
			$(1,532)	$1,056	Total Interest expense
Cross currency swaps			(9,825)	9,497	Foreign currency losses, net
			$(9,825)	$9,497	Total Foreign currency losses, net

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the nine months ended September 30, 2020 and 2019, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2020	2019	2020	2019	AOCL into Income
Interest rate swaps	$(15,783)	$(13,248)	$(2,970)	$(149)	Interest expense
Cross currency swaps	(8,930)	11,122	2,135	4,579	Interest expense
			$(835)	$4,430	Total Interest expense
Cross currency swap			(10,407)	11,275	Foreign currency losses, net
			$(10,407)	$11,275	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense	$4,767	$6,002	$16,474	$18,578
Foreign currency losses, net	1,450	3,655	1,278	7,662

Net Investment Hedges. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported as a component of the currency translation adjustment in AOCL. These cross-currency swaps are designated as hedges of our net investment in European operations. Time value is excluded from the assessment of effectiveness and the amount of interest paid or received on the swaps will be recognized as an adjustment to interest expense in earnings over the life of the swaps.

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. The notional amount is €95.5 million at September 30, 2020, with a maturity date of February 14, 2024. These swaps are hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps will be recognized in AOCL.

The amount of loss on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended September 30, 2020 and 2019, follow:

					Amount of Gain
			Amount of Gain		Recognized in Income on
	Amount of Gain (Loss)		Reclassified from		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		AOCL into Income		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Cross currency swaps	$(4,285)	$5,977	$—	$—	$259	$897	Interest expense

The amount of loss on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the nine months ended September 30, 2020 and 2019, follow:

					Amount of Gain
			Amount of Gain		Recognized in Income on
	Amount of Gain (Loss)		Reclassified from		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		AOCL into Income		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Cross currency swaps	$(3,195)	$8,454	$—	$—	$1,651	$2,847	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign Currency Forward Contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net gains of $3.6 million and $4.0 million in the three and nine months ended September 30, 2020, respectively, and net losses of $1.6 million in the three and nine months ended September 30, 2019, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $554.6 million at September 30, 2020 and $625.9 million at December 31, 2019.

The following table presents the effect on our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)		Amount of Gain
	Recognized in Earnings		Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location of Gain (Loss) in Earnings
(Dollars in thousands)	2020	2019	2020	2019
Foreign currency forward contracts	$3,586	$(1,642)	$3,996	$(1,615)	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	September 30,	December 31,
(Dollars in thousands)	2020	2019	Balance Sheet Location
Asset derivatives:
Cross currency swaps	$1,331	$6,711	Other current assets
Cross currency swaps	5,631	15,400	Other non-current assets
Foreign currency forward contracts	2,107	1,474	Other current assets
Liability derivatives:
Interest rate swaps	$(8,369)	$(3,723)	Accrued expenses and other current liabilities
Interest rate swaps	(18,011)	(10,975)	Other non-current liabilities
Foreign currency forward contracts	(1,979)	(873)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the nine months ended September 30, 2020 was $10.4 million, or 30.6% of pre-tax income. Income tax expense for the nine months ended September 30, 2019 was $8.9 million, or 19.4% of pre-tax income. The tax expense during the nine months ended September 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences and U.S. taxation of foreign earnings. The tax expense during the nine months ended September 30, 2019, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 21% primarily as a result of tax credits.

11.    Contingent Liabilities

We have recorded environmental liabilities of $5.8 million at September 30, 2020 and $7.2 million at December 31, 2019, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at September 30, 2020 and December 31, 2019, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product line in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

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

12.    Retirement Benefits

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2020 and 2019, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$3	$3	$325	$266	$1	$1
Interest cost	2,387	2,963	379	405	132	175
Expected return on plan assets	(3,708)	(3,153)	(128)	(144)	—	—
Amortization of prior service cost	—	—	(5)	(6)	—	—
Net periodic benefit (credit) cost	$(1,318)	$(187)	$571	$521	$133	$176

Net periodic benefit (credit) cost for the nine months ended September 30, 2020 and 2019, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$9	$8	$904	$877	$2	$2
Interest cost	7,162	8,889	1,052	1,353	397	526
Expected return on plan assets	(11,124)	(9,458)	(356)	(480)	—	—
Amortization of prior service cost	—	—	(14)	(15)	—	—
Net periodic benefit (credit) cost	$(3,953)	$(561)	$1,586	$1,735	$399	$528

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

In the first nine months of 2020, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2020:

Stock Options
Weighted-average grant-date fair value	$5.28
Expected life, in years	5.2
Risk-free interest rate	1.4%
Expected volatility	35.1%

The weighted average grant date fair value of our performance share units granted in the nine months ended September 30, 2020, was $14.64. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the nine months ended September 30, 2020, was $14.64. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $1.6 million and $7.1 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $5.9 million and for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $9.9 million and is expected to be recognized over the remaining vesting period of the respective grants, through the second quarter of 2023.

14.    Restructuring and Optimization Programs

Total restructuring charges were $2.4 million and $12.2 million for the three and nine months ended September 30, 2020, respectively, and $2.1 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale during the fourth quarter of 2019. As such, there were additional restructuring charges of $0.3 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $4.2 million and $10.8 million for the three and nine months ended September 30, 2019, respectively classified as Net income from discontinued operations, net of income taxes.

Organizational Optimization Plan

In conjunction with the pending sale of the Tile Coatings business, discussed in Note 4, we developed our Organizational Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure in anticipation of the pending sale. As a result of these actions, the Company expects to incur total charges of approximately $1.5 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized throughout the remainder of 2020 and 2021. Charges associated with the program were $1.2 million for the three and nine months ended September 30, 2020.

Americas Manufacturing Optimization Plan

In the second quarter of 2019, we developed our Americas Manufacturing Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The Americas Manufacturing Optimization Plan is focused on the construction of a new manufacturing center of excellence located in Villagran, Mexico. We are in the process of consolidating two plants located in the United States and two sites in Latin America into the expanded Villagran location. As a result of these actions, the Company expects to incur total charges of approximately $8.7 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized within the next 12 months. Charges associated with the program were $1.1 million for the nine months ended September 30, 2020, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2019, respectively.

Global Optimization Plan

The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our recent acquisitions. Actions associated with the Global Optimization Plan were substantially completed during 2020, and as such, we do not anticipate material charges related to this plan for the remainder of 2020. Charges associated with the program were $1.2 million and $9.9 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.

The charges associated with these programs are further summarized below.

	Employee	Other
(Dollars in thousands)	Severance	Costs	Total
Balances at December 31, 2019	$747	$1,492	$2,239
Restructuring charges	9,792	2,439	12,231
Cash payments	(4,236)	(736)	(4,972)
Non-cash items	280	98	378
Balances at September 30, 2020	$6,583	$3,293	$9,876

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

There are no leases that have not yet commenced that create significant rights and obligations for the Company.

The components of lease cost are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019	Income Statement Location
Operating lease cost(1)	$1,143	$1,239	$3,606	$3,885	Selling, general and administrative expenses
Operating lease cost(2)	1,871	2,161	5,608	6,687	Cost of sales
Finance lease cost
Amortization of right-of-use assets	81	45	217	158	Cost of sales
Interest of lease liabilities	10	4	24	10	Interest expense
Net lease cost	$3,105	$3,449	$9,455	$10,740

(1)Included in operating lease cost is $0.3 million and $0.7 million of short-term lease costs for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019 and $0.1 million and $0.3 million of variable lease costs for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

(2)Included in operating lease cost is $0.7 million and $2.0 million of short-term lease costs for the three and nine months ended September 30, 2020, respectively, and $0.5 and $1.8 million of short-term lease costs for the three and nine months ended September 30, 2019 and $0.1 million and $0.5 million of variable lease costs for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.7 million of variable lease costs for the three and nine months ended September 30, 2019, respectively.

Supplemental balance sheet information related to leases is shown below:

	September 30,	December 31,
(Dollars in thousands)	2020	2019	Balance Sheet Location
Assets
Operating leased assets	$14,246	$20,088	Operating leased assets
Finance leased assets (1)	1,189	859	Property, plant and equipment, net
Total leased assets	$15,435	$20,947
Liabilities
Current
Operating	$5,262	$6,515	Accrued expenses and other current liabilities
Finance	564	438	Loans payable and current portion of long-term debt
Noncurrent
Operating	9,000	14,474	Operating lease non-current liabilities
Finance	2,046	1,867	Long-term debt, less current portion
Total lease liabilities	$16,872	$23,294

(1)Finance leases are net of accumulated depreciation of $3.4 million and $3.4 million for September 30, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to leases are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$10	$4	$24	$10
Operating cash flows from operating leases	1,922	1,941	5,749	6,610
Financing cash flows from finance leases	97	49	239	151
Leased assets obtained in exchange for new finance lease liabilities	379	419	534	637
Leased assets obtained in exchange for new operating lease liabilities	1,580	1,107	4,142	25,326

September 30,
2020
Weighted-average remaining lease term (years)
Operating leases	3.8
Finance leases	5.4
Weighted-average discount rate
Operating leases	4.2%
Finance leases	4.9%

Maturities of lease liabilities are shown below as of September 30, 2020:

	Finance	Operating
(Dollars in thousands)	Leases	Leases
Remaining in 2020	$201	$1,788
2021	748	5,834
2022	728	3,607
2023	658	1,842
2024	549	872
2025	443	697
Thereafter	455	1,689
Net minimum lease payments	$3,782	$16,329
Less: interest	1,172	2,068
Present value of lease liabilities	$2,610	$14,261

16.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Basic earnings per share computation:
Income from continuing operations	$9,547	$16,730	$23,533	$36,892
Less: Net income attributable to noncontrolling interests from continuing operations	451	298	793	660
Net income attributable to Ferro Corporation from continuing operations	9,096	16,432	22,740	36,232
Income (loss) from discontinued operations, net of income taxes	5,367	(3,520)	2,350	1,305
Less: Net income attributable to noncontrolling interests from discontinued operations	(11)	92	33	242
Net income (loss) attributable to Ferro Corporation from discontinued operations	5,378	(3,612)	2,317	1,063
Total	$14,474	$12,820	$25,057	$37,295

Weighted-average common shares outstanding	82,261	81,942	82,201	82,118
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.11	$0.20	$0.28	$0.44
Diluted earnings per share computation:
Net income attributable to Ferro Corporation from continuing operations	$9,096	$16,432	$22,740	$36,232
Net income (loss) attributable to Ferro Corporation from discontinued operations	5,378	(3,612)	2,317	1,063
Total	$14,474	$12,820	$25,057	$37,295

Weighted-average common shares outstanding	82,261	81,942	82,201	82,118
Assumed exercise of stock options	272	319	260	470
Assumed satisfaction of restricted stock unit conditions	157	143	300	232
Assumed satisfaction of performance share unit conditions	81	91	130	136
Weighted-average diluted shares outstanding	82,771	82,495	82,891	82,956
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.11	$0.20	$0.27	$0.44

The number of anti-dilutive shares were 2.8 million and 2.7 million for the three and nine months ended September 30, 2020, respectively, and 2.5 million and 2.2 million for the three and nine months ended September 30, 2019, respectively. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

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

As of September 30, 2020, $46.2 million remains authorized under the program for the repurchase of common stock.

18.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
(Dollars in thousands)	Adjustments	Items	Hedges	Total
Balances at June 30, 2019	$1,126	$(95,799)	$(14,960)	$(109,633)
Other comprehensive income (loss) before reclassifications, before tax	—	(9,547)	8,422	(1,125)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	(10,553)	(10,553)
Current period other comprehensive income (loss), before tax	—	(9,547)	(2,131)	(11,678)
Tax effect	—	1,175	(487)	688
Current period other comprehensive income (loss), net of tax	—	(10,722)	(1,644)	(12,366)
Balances at September 30, 2019	$1,126	$(106,521)	$(16,604)	$(121,999)

Balances at June 30, 2020	$1,206	$(111,954)	$(23,607)	$(134,355)
Other comprehensive income (loss) before reclassifications, before tax	—	13,022	(11,261)	1,761
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	11,357	11,357
Current period other comprehensive income (loss), before tax	—	13,022	96	13,118
Tax effect	—	(1,052)	(173)	(1,225)
Current period other comprehensive income (loss), net of tax	—	14,074	269	14,343
Balances at September 30, 2020	$1,206	$(97,880)	$(23,338)	$(120,012)

	Nine Months Ended September 30,
	Postretirement	Foreign	Net Loss
	Benefit Liability	Currency	on Cash
(Dollars in thousands)	Adjustments	Items	Flow Hedges	Total
Balances at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income (loss) before reclassifications, before tax	—	(2,033)	(2,126)	(4,159)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	(15,705)	(15,705)
Current period other comprehensive income (loss), before tax	—	(2,033)	(17,831)	(19,864)
Tax effect	—	1,298	(4,524)	(3,226)
Current period other comprehensive income (loss), net of tax	—	(3,331)	(13,307)	(16,638)
Balances at September 30, 2019	$1,126	$(106,521)	$(16,604)	$(121,999)

Balances at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive income (loss) before reclassifications, before tax	—	(1,427)	(24,713)	(26,140)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	11,242	11,242
Current period other comprehensive income (loss), before tax	—	(1,427)	(13,471)	(14,898)
Tax effect	—	(1,122)	(3,140)	(4,262)
Current period other comprehensive income (loss), net of tax	—	(305)	(10,331)	(10,636)
Balances at September 30, 2020	$1,206	$(97,880)	$(23,338)	$(120,012)

19.    Reporting for Segments

As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been the majority of our Performance Coatings reportable segment. Substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets and results are included within discontinued operations in the consolidated statement of operations for all periods presented. The retained assets, liabilities and operations of the Performance Coatings reportable segment are reflected within our Functional Coatings reportable segment.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Functional Coatings	$154,218	$154,744	$441,325	$485,462
Color Solutions	87,659	90,595	257,679	284,217
Total net sales	$241,877	$245,339	$699,004	$769,679

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Functional Coatings	$41,906	$47,275	$125,842	$144,812
Color Solutions	28,450	29,122	89,222	87,220
Other cost of sales	(190)	(335)	(416)	1,019
Total gross profit	70,166	76,062	214,648	233,051
Selling, general and administrative expenses	47,820	47,543	154,407	157,723
Restructuring and impairment charges	2,447	2,065	12,231	7,862
Other expense, net	5,305	6,377	14,113	21,681
Income before income taxes	$14,594	$20,077	$33,897	$45,785

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended September 30, 2020, decreased by $3.4 million, or 1.4%, compared with the prior-year same period. Net sales decreased by $2.9 million in Color Solutions and $0.5 million in Functional Coatings. During the three months ended September 30, 2020, gross profit decreased $5.9 million, or 7.8%, compared with the prior-year same period; as a percentage of net sales, it decreased approximately 200 basis points to 29.0%. Our total gross profit for the third quarter of 2020 was $70.2 million, compared with $76.1 million for the three months ended September 30, 2019. The decrease in gross profit was attributable to lower gross profit in Functional Coatings of $5.4 million and Color Solutions of $0.7 million.

For the three months ended September 30, 2020, selling, general and administrative (“SG&A”) expenses increased $0.3 million, or 0.6%, compared with the prior-year same period. As a percentage of net sales, it increased approximately 40 basis points to 19.8%.

For the three months ended September 30, 2020, net income was $14.9 million, compared with $13.2 million for the prior-year same period, and net income attributable to common shareholders was $14.5 million, compared with $12.8 million for the prior-year same period. Income from continuing operations was $9.5 million for the three months ended September 30, 2020, compared with $16.7 million in 2019.

Outlook

The improving demand for Ferro’s products that began in the latter part of the second quarter continued in the third quarter, despite the continued impact of the novel coronavirus (“COVID-19”) pandemic on macroeconomic conditions around the globe.

Ferro has market leadership positions in a diverse portfolio of products, and many of our products and services support niche markets in “critical” or “essential” industries such as healthcare, food and beverage, energy, information technology and defense, which generally have continued to operate during the pandemic. We believe these characteristics, together with improved economic activity more broadly in the markets we serve, should continue to provide certain end market demand and margin tailwinds for the balance of the year.

Along with managing through the COVID-19 pandemic, Ferro continues to execute its strategic priorities, which include advancing our optimization initiatives, preparing for and completing the sale of the Tile Coatings business and continuing to develop innovative products for our customers.

We recognize the potential continued uncertainty in macroeconomic conditions going forward. This uncertainty may result in volatility in demand in our end markets, foreign exchange rates and in interest rates, which could impact our reported results through the remainder of 2020 and into 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has spread through Asia, Europe, the Middle East and North and South America, all regions in which we have operations. In response, government authorities have issued an evolving set of mandates, including requirements to shelter-in-place, curtail business operations, restrict travel, and avoid physical interaction. These mandates and the continued spread of COVID-19 have disrupted normal business activities in many segments of the global economy, resulting in weakened economic conditions. In some areas around the world, government mandates have been lifted by certain public authorities and economic conditions have improved in certain sectors of the economy relative to early in the second quarter. Meanwhile, some regions have experienced increasing numbers of COVID-19 cases, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted and economic conditions could weaken.

We continue to monitor the impact of the outbreak of COVID-19 on our business, including how it may impact our customers, employees, supply chain and distribution network and to take action, as appropriate, to address these circumstances.

Our manufacturing facilities generally have continued to operate since the pandemic was declared in early March 2020, with most sites experiencing only relatively brief or no suspensions of activity. While COVID-19 did not have a significant effect on our reported results for the first quarter of 2020, it had a more pronounced effect on our business during the second quarter, primarily as a result of reduced demand in certain of our end markets, such as the automotive sector. During the third quarter, the favorable momentum in our business that we experienced in the latter part of the second quarter continued, with improving demand from many of our customers across multiple product lines. Nevertheless, if certain regions of the world experience increasing numbers of COVID-19 cases, we may be required to take further actions to comply with mandates of national, state or local authorities, and we may take additional actions that we determine to be in the best interests of our employees, customers, suppliers and other stakeholders, which could disrupt or restrict our ability to operate our facilities and travel to our domestic and international sites. The extent to which our operations may be impacted by COVID-19 in the remainder of 2020 depends on a variety of factors, including the duration, severity, and scope of the pandemic, which remain uncertain.

We believe we are well positioned from a liquidity perspective to manage through the effects of the COVID-19 pandemic. As of September 30, 2020, we had liquidity of approximately $562.7 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility. We are in compliance with the covenants under our various credit facilities and expect to remain in compliance. We will continue to evaluate and take action to preserve liquidity and generate cash flow during the crisis, including by limiting capital expenditures and discretionary spending, as appropriate and where possible.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations - Consolidated

Comparison of the three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, net income from continuing operations was $9.5 million, compared with $16.7 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, net income attributable to common shareholders was $14.5 million, or earnings per share of $0.18, compared with net income attributable to common shareholders of $12.8 million, or earnings per share of $0.16, for the three months ended September 30, 2019.

Net Sales

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$241,877	$245,339	$(3,462)	(1.4)%
Cost of sales	171,711	169,277	2,434	1.4%
Gross profit	$70,166	$76,062	$(5,896)	(7.8)%
Gross profit as a % of net sales	29.0%	31.0%

Net sales decreased by $3.4 million, or 1.4%, for the three months ended September 30, 2020, compared with the prior-year same period, driven by lower sales in Color Solutions and Functional Coatings of $2.9 million and $0.5 million, respectively. The decrease in net sales was driven by lower volume and mix of $6.6 million, partially mitigated by favorable foreign currency impacts of $1.7 million and higher product pricing of $1.5 million.

Gross Profit

Gross profit decreased $5.9 million, or 7.8%, for the three months ended September 30, 2020, compared with the prior-year same period. As a percentage of net sales, gross profit decreased 200 basis points to 29.0%. The decrease in gross profit was attributable to lower gross profit in Functional Coatings and Color Solutions of $5.4 million and $0.7 million, respectively. The decrease in gross profit was driven by lower sales volumes and mix of $6.7 million and higher manufacturing costs of $4.4 million, partially mitigated by lower raw material costs of $3.4 million, favorable product pricing of $1.5 million and favorable foreign currency impacts of $0.3 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$95,553	$103,397	$(7,844)	(7.6)%
United States	86,285	85,415	870	1.0%
Asia Pacific	37,545	36,776	769	2.1%
Latin America	22,494	19,751	2,743	13.9%
Net sales	$241,877	$245,339	$(3,462)	(1.4)%

The decline in net sales of $3.4 million, compared with the prior-year same period, was driven by a decrease in sales from EMEA, partially mitigated by higher sales in Latin America, United States and Asia Pacific regions. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $5.0 million and $2.8 million, respectively. The increase in sales from Latin America was attributable to higher sales in Color Solutions and Functional Coatings of $1.6 million and $1.1 million, respectively. The increase in sales from the United States was attributable to higher sales in Functional Coatings of $2.9 million, partially offset by a decrease in Color Solutions of $2.0 million. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings and Color Solutions of $0.4 million and $0.4 million, respectively.

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2020 and 2019.

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$19,827	$21,867	(2,040)	(9.3)%
Research and development expenses	8,488	9,903	(1,415)	(14.3)%
Business development	3,113	666	2,447	367.4%
Incentive compensation	2,018	356	1,662	466.9%
Stock-based compensation	1,608	300	1,308	436.0%
Intangible asset amortization	1,504	2,053	(549)	(26.7)%
Pension and other postretirement benefits	213	256	(43)	(16.8)%
Bad debt	62	5	57	NM %
All other expenses	10,987	12,137	(1,150)	(9.5)%
Selling, general and administrative expenses	$47,820	$47,543	$277	0.6%

SG&A expenses were $0.3 million higher in the three months ended September 30, 2020, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development costs, incentive and stock-based compensation expense, partially offset by lower personnel costs and research and development expenses.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$22,363	$25,254	$(2,891)	(11.4)%
Functional services	21,831	21,633	198	0.9%
Incentive compensation	2,018	356	1,662	NM %
Stock-based compensation	1,608	300	1,308	436.0%
Selling, general and administrative expenses	$47,820	$47,543	$277	0.6%

Restructuring and Impairment Charges

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$1,960	$1,906	$54	2.8%
Other restructuring costs	487	159	328	206.3%
Restructuring and impairment charges	$2,447	$2,065	$382	18.5%

Restructuring and impairment charges increased in the third quarter of 2020 compared with the prior-year same period. The increase primarily relates to costs associated with our Global Optimization and Organizational Optimization Plans, compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$4,810	$6,260	$(1,450)	(23.2)%
Amortization of bank fees	1,071	968	103	10.6%
Interest swap amortization	(315)	(315)	—	—%
Interest capitalization	(799)	(911)	112	(12.3)%
Interest expense	$4,767	$6,002	$(1,235)	(20.6)%

Interest expense decreased in the third quarter of 2020 compared with the prior-year same period. The decrease in interest expense was due to a decrease in the average interest rate and the average long-term debt balance during the third quarter of 2020 compared with the prior-year same period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 was $5.0 million, or 34.6% of pre-tax inome. Income tax expense for the three months ended September 30, 2019 was $3.3 million, or 16.7% of pre-tax income. The tax expense during the three months ended September 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences and U.S. taxation of foreign earnings. The tax expense during the three months ended September 30, 2019, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 21% primarily as a result of tax credits.

Results of Operations - Segment Information

Comparison of the three months ended September 30, 2020 and 2019

Functional Coatings

	Three Months Ended				Change due to
	September 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$154,218	$154,744	$(526)	(0.3)%	$1,804	$(3,026)	$696	$—
Segment gross profit	41,906	47,275	(5,369)	(11.4)%	1,804	(4,897)	146	(2,422)
Gross profit as a % of segment net sales	27.2%	30.6%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in decoration, automotive and industrial products of $3.1 million, $2.0 million and $1.2 million, respectively, partially mitigated by increased sales in electronic products. The decrease in net sales was driven by unfavorable volume and mix of $3.0 million, partially mitigated by higher product pricing of $1.8 million and favorable foreign currency impacts of $0.7 million. Gross profit decreased from the prior-year same period primarily due to unfavorable manufacturing costs of $4.5 million and unfavorable volume and mix of $4.9 million, partially mitigated by favorable raw material costs of $2.1 million, higher product pricing of $1.8 million and favorable foreign currency impacts of $0.1 million.

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$65,081	$70,048	$(4,967)	(7.1)%
United States	49,580	46,657	2,923	6.3%
Asia Pacific	26,779	26,364	415	1.6%
Latin America	12,778	11,675	1,103	9.4%
Total	$154,218	$154,744	$(526)	(0.3)%

The net sales decrease of $0.5 million was driven by lower sales from EMEA, partially mitigated by higher sales from the United States, Latin America and Asia Pacific. The decrease in sales from EMEA was primarily attributable to lower sales of industrial and decoration products of $2.7 million and $2.0 million, respectively. The increase in sales from the United States was primarily attributable to an increase in sales of electronic products of $4.7 million, partially offset by lower sales of porcelain enamel and automotive products of $1.3 million and $0.6 million, respectively. The increase in sales from Latin America was primarily attributable to higher sales of porcelain enamel and decoration products of $0.8 million and $0.4 million, respectively. The increase in sales from Asia Pacific was primarily attributable to increased sales of industrial and porcelain enamel products of $1.6 million and $1.1 million respectively, partially offset by lower sales in decoration and automotive products of $1.9 million and $0.4 million, respectively.

Color Solutions

	Three Months Ended				Change due to
	September 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$87,659	$90,595	$(2,936)	(3.2)%	$(313)	$(3,576)	$953	$—
Segment gross profit	28,450	29,122	(672)	(2.3)%	(313)	(1,964)	150	1,455
Gross profit as a % of segment net sales	32.5%	32.1%

Net sales decreased compared with the prior-year same period, primarily due to lower sales of pigment products of $3.5 million, partially mitigated by higher sales of surface technology and dispersions and colorants products of $0.4 million and $0.2 million, respectively. The decrease in net sales was driven by unfavorable sales volume and mix of $3.6 million and lower product pricing of $0.3 million, partially mitigated by favorable foreign currency impacts of $1.0 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable sales volume and mix of $2.0 million, partially mitigated by lower raw material costs of $1.3 million.

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
United States	$36,705	$38,758	$(2,053)	(5.3)%
EMEA	30,472	33,349	(2,877)	(8.6)%
Asia Pacific	10,766	10,412	354	3.4%
Latin America	9,716	8,076	1,640	20.3%
Total	$87,659	$90,595	$(2,936)	(3.2)%

The net sales decrease of $2.9 million was driven by lower sales from EMEA and the United States, partially mitigated by higher sales from Latin America. The decrease in sales from EMEA was primarily attributable to lower sales of pigment and dispersions and colorants products of $2.5 million and $0.3 million, respectively. The decrease in sales from the United States was primarily driven by lower sales of pigment products of $2.8 million. The increase in sales from Latin America was primarily attributable to higher sales of pigment products of $1.5 million.

Comparison of the nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, net income from continuing operations was $23.5 million, compared with $36.9 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net income attributable to common shareholders was $25.1 million, or earnings per share of $0.31, compared with net income attributable to common shareholders of $37.3 million, or earnings per share of $0.45, for the nine months ended September 30, 2019.

Net Sales

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$699,004	$769,679	$(70,675)	(9.2)%
Cost of sales	484,356	536,628	(52,272)	(9.7)%
Gross profit	$214,648	$233,051	$(18,403)	(7.9)%
Gross profit as a % of net sales	30.7%	30.3%

Net sales decreased by $70.7 million, or 9.2%, for the nine months ended September 30, 2020, compared with the prior-year same period, driven by lower sales in Functional Coatings and Color Solutions of $44.1 million and $26.5 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $63.2 million and unfavorable foreign currency impacts of $9.8 million, partially mitigated by higher product pricing of $2.3 million.

Gross Profit

Gross profit decreased $18.4 million, or 7.9%, for the nine months ended September 30, 2020, compared with the prior-year same period. As a percentage of net sales, gross profit increased approximately 40 basis points to 30.7%. The decrease in gross profit was primarily attributable to a decrease in Functional Coatings of $19.0 million, partially offset by an increase in Color Solutions of $2.0 million. The decrease in gross profit was primarily driven by unfavorable sales volume and mix of $32.7 million and unfavorable foreign currency impacts of $2.7 million, partially mitigated by lower raw material costs of $13.2 million, higher product pricing of $2.3 million and lower manufacturing costs of $1.5 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$288,244	$329,270	$(41,026)	(12.5)%
United States	256,852	275,073	(18,221)	(6.6)%
Asia Pacific	99,440	102,210	(2,770)	(2.7)%
Latin America	54,468	63,126	(8,658)	(13.7)%
Net sales	$699,004	$769,679	$(70,675)	(9.2)%

The decline in net sales of $70.7 million, compared with the prior-year same period, was driven by a decrease in sales from all regions. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $31.3 million and $9.7 million, respectively. The decrease in sales from the United States was attributable to lower sales in Color Solutions and Functional Coatings of $17.1 million and $1.1 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Functional Coatings and Color Solutions of $8.0 million and $0.6 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Functional Coatings of $3.7 million, partially offset by higher sales in Color Solutions of $0.9 million.

Selling, General and Administrative Expenses

The following table includes SG&A components with significant changes between 2020 and 2019.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$62,355	$70,878	$(8,523)	(12.0)%
Research and development expenses	26,906	31,079	(4,173)	(13.4)%
Business development	8,951	6,520	2,431	37.3%
Incentive compensation	6,109	1,559	4,550	291.9%
Stock-based compensation	6,550	5,945	605	10.2%
Intangible asset amortization	4,593	6,607	(2,014)	(30.5)%
Pension and other postretirement benefits	554	772	(218)	(28.2)%
Bad debt	158	259	(101)	(39.0)%
All other expenses	38,231	34,104	4,127	12.1%
Selling, general and administrative expenses	$154,407	$157,723	$(3,316)	(2.1)%

SG&A expenses were $3.3 million lower in the nine months ended September 30, 2020, compared with the prior-year same period. The lower SG&A expenses compared to the prior-year same period are primarily driven by lower personnel expenses and research and development expenses, partially offset by higher incentive compensation and business development costs.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$69,474	$80,101	$(10,627)	(13.3)%
Functional services	72,274	70,118	2,156	3.1%
Incentive compensation	6,109	1,559	4,550	291.9%
Stock-based compensation	6,550	5,945	605	10.2%
Selling, general and administrative expenses	$154,407	$157,723	$(3,316)	(2.1)%

Restructuring and Impairment Charges

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$9,792	$5,748	$4,044	70.4%
Other restructuring costs	2,439	2,114	325	15.4%
Restructuring and impairment charges	$12,231	$7,862	$4,369	55.6%

Restructuring and impairment charges increased in the nine months ended September 30, 2020, compared with the prior-year same period. The increase primarily relates to costs associated with our Global Optimization Plan, compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$17,039	$19,004	$(1,965)	(10.3)%
Amortization of bank fees	2,866	2,780	86	3.1%
Interest swap amortization	(947)	(947)	—	—%
Interest capitalization	(2,484)	(2,259)	(225)	10.0%
Interest expense	$16,474	$18,578	$(2,104)	(11.3)%

Interest expense decreased in the nine months ended September 30, 2020, compared with the prior-year same period. The decrease in interest expense was due to a decrease in the average interest rate, partially offset by an increase in the average long-term debt balance during the nine months ended September 30, 2020, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2020 was $10.4 million, or 30.6% of pre-tax income. Income tax expense for the nine months ended September 30, 2019 was $8.9 million, or 19.4% of pre-tax income. The tax expense for the nine months ended September 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences and U.S. taxation of foreign earnings. The tax expense during the nine months ended September 30, 2019, as a percentage of pre-tax income, is lower than the U.S. federal statutory income tax rate of 21% primarily as a result of tax credits.

Results of Operations - Segment Information

Comparison of the nine months ended September 30, 2020 and 2019

Functional Coatings

	Nine Months Ended				Change due to
	September 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$441,325	$485,462	$(44,137)	(9.1)%	$2,371	$(39,012)	$(7,496)	$—
Segment gross profit	125,842	144,812	(18,970)	(13.1)%	2,371	(17,331)	(2,277)	(1,733)
Gross profit as a % of segment net sales	28.5%	29.8%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales in automotive, porcelain enamel, decoration and industrial products of $17.1 million, $15.8 million, $15.2 million and $13.2 million, respectively, partially mitigated by higher sales in electronic products of $16.0 million. The decrease in net sales was driven by unfavorable volume and mix of $39.0 million and foreign currency impacts of $7.5 million, partially mitigated by increased product pricing of $2.4 million. Gross profit decreased from the prior-year same period primarily due to unfavorable volume and mix of $17.3 million, unfavorable manufacturing costs of $9.1 million and unfavorable foreign currency impacts of $2.3 million, partially offset by favorable raw material costs of $7.3 million and increased product pricing of $2.4 million.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$192,009	$223,310	$(31,301)	(14.0)%
United States	148,468	149,574	(1,106)	(0.7)%
Asia Pacific	70,268	73,962	(3,694)	(5.0)%
Latin America	30,580	38,616	(8,036)	(20.8)%
Total	$441,325	$485,462	$(44,137)	(9.1)%

The net sales decrease of $44.1 million was primarily driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of industrial, decoration and automotive products of $13.1 million, $9.6 million and $6.9 million. The decrease in sales from Latin America was primarily attributable to lower sales of porcelain enamel, automotive and industrial products of $5.7 million, $1.6 million and $0.6 million, respectively. The decrease in sales from Asia Pacific was primarily attributable to decreased sales of decoration and automotive products of $3.8 million and $2.9 million, respectively, partially mitigated by higher sales of industrial products of $3.2 million. The decrease in sales from the United States was primarily attributable to lower sales of automotive, porcelain enamel, industrial and decoration products of $5.7 million, $4.5 million, $2.7 million and $1.8 million, respectively, partially mitigated by higher sales of electronic products of $13.6 million.

Color Solutions

	Nine Months Ended				Change due to
	September 30,					Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$257,679	$284,217	$(26,538)	(9.3)%	$(53)	$(24,181)	$(2,304)	$—
Segment gross profit	89,222	87,220	2,002	2.3%	(53)	(13,973)	(400)	16,428
Gross profit as a % of segment net sales	34.6%	30.7%

Net sales decreased compared with the prior-year same period, primarily driven by lower sales of surface technology, pigment and dispersions and colorants products of $13.7 million, $11.1 million and of $1.5 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $24.2 million and unfavorable foreign currency impacts of $2.3 million. Gross profit increased from the prior-year same period, primarily due to favorable manufacturing costs of $10.5 million and favorable raw material costs of $5.9 million, partially offset by unfavorable sales volume and mix of $14.0 million and unfavorable foreign currency impacts of $0.4 million.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
United States	$108,384	$125,499	$(17,115)	(13.6)%
EMEA	96,235	105,960	(9,725)	(9.2)%
Asia Pacific	29,172	28,248	924	3.3%
Latin America	23,888	24,510	(622)	(2.5)%
Total	$257,679	$284,217	$(26,538)	(9.3)%

The net sales decrease of $26.5 million was driven by lower sales from the United States, EMEA and Latin America, partially offset by higher sales from Asia Pacific. The decrease in sales from the United States was primarily driven by lower sales of surface technology, and pigment of $14.2 million and $3.1 million, respectively, partially mitigated by increased sales of dispersions and colorants products of $0.2 million. The decrease in sales from EMEA was primarily attributable to lower sales of pigment and dispersions and colorants products of $7.9 million and $1.6 million, respectively. The decrease in sales from Latin America was attributable to lower sales of pigment products. The increase in sales from Asia Pacific was attributable to increased sales of pigment and surface technology products of $0.5 million and $0.4 million, respectively.

Summary of Cash Flows for the nine months ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change
Net cash used in operating activities	$(106,481)	$(67,240)	$(39,241)
Net cash provided by investing activities	76,421	21,763	54,658
Net cash used in financing activities	(1,821)	(6,416)	4,595
Effect of exchange rate changes on cash and cash equivalents	174	(667)	841
Decrease in cash and cash equivalents	$(31,707)	$(52,560)	$20,853

The following table includes details of net cash provided by operating activities.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	$ Change
Cash flows from operating activities:
Net income	$25,883	$38,197	$(12,314)
Loss (gain) on sale of assets	78	(947)	1,025
Depreciation and amortization	30,653	42,041	(11,388)
Interest amortization	2,866	2,780	86
Restructuring and impairment	6,944	9,837	(2,893)
Accounts receivable	(107,551)	(78,082)	(29,469)
Inventories	10,022	(9,182)	19,204
Accounts payable	(78,576)	(63,452)	(15,124)
Other current asset, liabilities and adjustments, net	3,200	(8,432)	11,632
Net cash used in operating activities	$(106,481)	$(67,240)	$(39,241)

Cash flows from operating activities. Cash flows from operating activities decreased $39.2 million during the nine months ended September 30, 2020 compared with the prior-year same period. The decrease in cash from operating activities was primarily due to higher cash outflows for net working capital of $25.4 million and a decrease in net income of $12.3 million.

Cash flows used in investing activities. Cash flows from investing activities increased $54.7 million during the nine months ended September 30, 2020 compared with the prior-year same period. The increase in cash from investing activities was primarily due to higher collections of financing receivables from the receivable sales program (Note 8) of $36.4 million and lower cash outflows for capital expenditures of $19.1 million in the nine months ended September 30, 2020, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities increased $4.6 million during the nine months ended September 30, 2020 compared with the prior-year same period. Compared to the prior-year same period, cash outflows for the purchase of treasury stock were lower by $25.0 million and cash outflows for acquisition-related contingency payments were lower by $5.2 million, partially offset by lower net proceeds from the revolving credit facility of $16.7 million and net borrowings from loans payable increased by $8.9 million.

Capital Resources and Liquidity

Refer to Note 8 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of major debt instruments that were outstanding during 2020.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and were $2.3 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. We had on hand precious metals owned by participants in our precious metals program of $87.5 million at September 30, 2020, and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2020, or December 31, 2019, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At September 30, 2020, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $5.0 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of September 30, 2020, we had $72.7 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business, which has historically been a part of our Performance Coatings reportable segment. We expect to use the proceeds of the sale to settle long-term obligations.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, strategic optimization plans, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. As of September 30, 2020, we had liquidity of approximately $562.7 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of September 30, 2020, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 3.08, providing $57.7 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA, as defined within the Amended Credit Facility, falls below approximately $192 million for the most recently ended trailing four quarters, based on reasonably consistent net debt levels with those as of September 30, 2020, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Variable-rate debt:
Carrying amount(1)	$801,223	$801,764
Fair value	787,767	799,750
Increase in annual interest expense from 1% increase in interest rates	2,690	2,656
Decrease in annual interest expense from 1% decrease in interest rates	(2,690)	(2,656)
Fixed-rate debt:
Carrying amount	3,706	3,496
Fair value	3,186	1,557
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	312,018	314,412
Carrying amount and fair value	(26,380)	(14,698)
Change in fair value from 1% increase in interest rates	8,947	11,399
Change in fair value from 1% decrease in interest rates	(3,723)	(10,676)
Cross currency swaps:
Notional amount	338,813	341,419
Carrying amount and fair value	6,962	22,111
Change in fair value from 10% appreciation of U.S. dollar	(35,730)	(34,795)
Change in fair value from 10% depreciation of U.S. dollar	35,730	34,795
Foreign currency forward contracts:
Notional amount	554,586	625,908
Carrying amount and fair value	128	601
Change in fair value from 10% appreciation of U.S. dollar	(4,875)	3,540
Change in fair value from 10% depreciation of U.S. dollar	5,959	(4,144)

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $4.0 million and $3.9 million for the period ended September 30, 2020 and December 31, 2019, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the third quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

COVID-19 has spread around the world, including in Asia, Europe, the Middle East, and North and South America, all of which are regions in which Ferro has operations. The spread of COVID-19 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The measures taken by the authorities have impacted and may further impact certain of our workforce and operations, the operations of our customers, and those of our vendors and suppliers. Although certain jurisdictions have begun to ease restrictions, there still is considerable uncertainty regarding measures that authorities may implement in the future, which may restrict our operations and those of our suppliers and customers and disrupt logistics and other supply and distribution service providers. The spread of COVID-19 has caused us to modify certain of our business practices with respect to certain products (including site operations, employee workplace practices, travel, and participation in meetings, events, and conferences), and we may take further actions as required or recommended by authorities or deemed to be in the best interests of our employees and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely affected. These circumstances could negatively impact our business, results of operations, financial condition and cash flows.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2020:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
(Dollars in thousands, except for per share amounts)	Purchased	Paid per Share	or Programs	or Programs
July 1, 2020 to July 31, 2020	—	$—	$—	$46,192,535
August 1, 2020 to August 31, 2020	—	$—	$—	$46,192,535
September 1, 2020 to September 30, 2020	—	$—	$—	$46,192,535
Total	—		$—

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

FERRO CORPORATION (Registrant)

Date:	November 4, 2020
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2020
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.