Form 10-K
period 2020-12-31
FERRO CORP
filed 2021-03-01
CIK 35214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(c)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2020, was approximately $964,203,000.

On January 31, 2021, there were 82,384,177 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1 — Business

History, Organization and Products

Ferro Corporation is a leading producer of specialty materials that are sold to a broad range of manufacturers who, in turn, make products for many end-use markets. When we use the terms “Ferro,” “we,” “us” or “the Company,” we are referring to Ferro Corporation and its subsidiaries unless indicated otherwise.

Ferro’s products fall into two general categories: functional coatings, which perform specific functions in the end products and manufacturing processes of our customers; and color solutions, which provide performance and aesthetic characteristics to our customers’ products. Our products are manufactured in approximately 48 facilities around the world. They include frits, porcelain and other glass enamels, glazes, stains, decorating colors, pigments, inks, polishing materials, dielectrics, electronic glasses, and other specialty coatings.

Ferro develops and delivers innovative products to our customers based on our strengths in the following technologies:

•Particle Engineering — Our ability to design and produce very small particles made of a broad variety of materials, with precisely controlled characteristics of shape, size and particle distribution. We have proven expertise in dispersing these particles within liquid, paste and gel formulations.

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

We differentiate our Company in our industry by innovation, development of new products and services, the consistent high quality of our products, combined with delivery of localized technical service and customized application technology support. Our value-added technology services assist customers in their material specification and evaluation, product design, and manufacturing process characterization in order to help them optimize the application of our products.

Ferro’s operations are divided into the four business units, which comprise two reportable segments, listed below:

• Tile Coating Systems(1)
• Porcelain Enamel(2)
• Functional Coatings
• Color Solutions

(1)Tile Coating Systems was historically a part of Performance Coatings reportable segment. As of December 31, 2019, the results of the Tile Coatings business portion of Tile Coating Systems are reported as discontinued operations, for financial reporting purposes.

(2)Porcelain Enamel, previously a part of the Performance Coatings reportable segment, is integrated into the Functional Coatings reportable segment, for financial reporting purposes.

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

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group, which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $420.0 million after expenses.

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

Many of our products are used as functional or aesthetic coatings for a variety of different substrates on our customers’ products, such as metals, ceramics, glass, plastic, wood and concrete. Other products are used to manufacture electronic components and other technology products. Still other products are added during our customers’ manufacturing processes to provide desired properties to their end product. Often, Ferro materials are a small portion of the total cost of our customers’ products, but they can be critical to the functionality or appearance of those products.

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

We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2020, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.

Seasonality

Although not seasonal, in certain of our technology-driven markets, our customers’ business is often characterized by product campaigns with defined life cycles, which can result in uneven demand as product ramp-up periods are followed by down-cycle periods. As our innovation activity increases in line with our value creation strategy, we expect this type of business also to increase. This type of market operates on a different cycle from the majority of our business. We do not regard any material part of our business to be seasonal. However, customer demand has historically been higher in the second quarter when building and renovation markets are particularly active, and the second quarter has also normally been the strongest for sales and operating profit.

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
• Copper(1)
• Gold(1)
• Molybdenum(1)
• Silver(1)
• Vanadium(1)

(1)Primarily used by the Functional Coatings and the Color Solutions reportable segments.

(2)Primarily used by the Tile Coating Systems and Porcelain Enamel business. As of December 31, 2019, Tile Coating Systems results are reported as discontinued operations and Porcelain Enamel has been integrated into the Functional Coatings reportable segment.

These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials can have a significant impact on the financial performance of the related businesses. We attempt to pass through raw material cost increases to our customers.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with any particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2020 that significantly affected our manufacturing operations, but we are subject to volatile raw material costs or material availability that can affect our results of operations.

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

Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental and health and safety protection and improvements in a timely manner consistent with available technology. Although we cannot precisely predict future environmental, health and safety spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental, health and safety protection were $2.6 million in 2020, $4.5 million in 2019, and $5.8 million in 2018. We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions or circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation-related efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information becomes available.

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

Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were $35.6 million in 2020, $41.0 million in 2019, and $40.1 million in 2018.

Patents, Trademarks and Licenses

We own a substantial number of patents and patent applications relating to our various products and their uses. While these patents are of importance to us and we exercise diligence to ensure that they are valid, we do not believe that the invalidity or expiration of any single patent or group of patents would have a material adverse effect on our businesses. Our patents will expire at various dates through the year 2039. We also use a number of trademarks that are important to our businesses as a whole or to particular segments of our business. We believe that these trademarks are adequately protected.

Human Capital

We provide employee benefits and programs in recruiting, retention, performance management, and training that aim to enable us to develop, create and fully leverage the strengths of our workforce to help exceed customer expectations and ongoing growth objectives.

At December 31, 2020, we employed 5,615 full-time employees, including 5,120 employees in our foreign consolidated subsidiaries and 495 in the United States (“U.S.”). At December 31, 2020, 2,031 of our employees in our foreign consolidated subsidiaries were associated with the Tile Coatings business. Total employment decreased by 151 in our foreign subsidiaries and decreased by 156 in the U.S. from the prior year end primarily due to our cost optimization initiatives.

Collective bargaining agreements cover 4.2% of our U.S. workforce. Approximately 1.4% of all U.S. employees are affected by a labor agreement that expires in 2024. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.

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

Domestic and Foreign Operations

We began international operations in 1927. Our products are manufactured and/or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:

Consolidated Subsidiaries:

• Argentina	• France	• Malaysia (1)	• Taiwan
• Australia	• Germany	• Mexico	• Thailand
• Belgium	• India	• Netherlands	• Turkey
• Brazil	• Indonesia	• Poland (1)	• United Kingdom
• Canada	• Ireland	• Portugal	• United States
• China	• Israel	• Romania	• Vietnam(1)
• Colombia	• Italy	• Russia
• Egypt (1)	• Japan	• Spain

Unconsolidated Affiliates:

• China	• Egypt(1)	• South Korea
• Ecuador (1)	• Spain

(1) Indicates operations associated with the Tile Coatings business which were discontinued with the completion of the sale during the first quarter of 2021.

Financial information for geographic areas is included in Note 21 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 60% of our net sales are outside of the U.S. We sell products into approximately 98 countries.

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

Risks Related to Our Business and Strategy

We sell our products into industries where demand has been unpredictable, cyclical or heavily influenced by consumer spending, and such demand and our results of operations may be further impacted by macro-economic circumstances.

We sell our products to a wide variety of customers who supply many different market segments. Many of these market segments, including building and renovation, major appliances, transportation, and electronics, are cyclical or closely tied to consumer demand. Consumer demand may change and is difficult to accurately forecast. Change in demand and incorrect forecasts of demand or unforeseen reductions in demand can adversely affect costs and profitability due to factors, including but not limited to underused manufacturing capacity, excess inventory, or working capital needs. Our sales and operations planning processes and forecasting systems and modeling tools may not accurately predict changes in demand for our products or other market conditions.

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

More than 60% of our net sales during 2020 were outside of the U.S. In order to support our customers, access regional markets and compete effectively, our operations are located around the world. Our operations are subject to multiple and changing economic, regulatory, social and political conditions and we are subject to risks relating to currency conversion rates. We also may encounter difficulties expanding into additional growth markets around the world. Other risks inherent in our operations include the following:

•New, different and unpredictable legal and regulatory requirements and enforcement mechanisms in the U.S. and other countries;

•Challenges related to obtaining export licenses, import or export duties or import quotas, export controls and restrictions administered by, for example, the Office of Foreign Assets Control or other trade restrictions or barriers;

•Increased costs, and decreased availability, of transportation or shipping;

•Credit risks and financial conditions of local customers and distributors;

•Risk of nationalization of private enterprises by governments, or restrictions on investments;

•Potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•Political, economic and social conditions, including political instability and organized crime in certain countries, the possibility of hyperinflationary conditions and deflation and public health crises, such as pandemics and epidemics.

We have subsidiaries in Israel, Turkey, Mexico and Colombia, which are located in or near regions that are politically volatile or subject to high levels of crime and violence. Such conditions could potentially impact our ability to operate and to recover both the cost of our investments and earnings from those investments. While we attempt to anticipate these circumstances and manage our business appropriately in each location where we do business, these circumstances are often beyond our control and difficult to forecast.

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

We strive to remain competitive through innovation, including by continually developing and introducing new and improved products and services. Customers evaluate our products and services in comparison to those offered by our competitors. A failure to introduce new products and services at the right time that are price competitive and that meet the needs of our customers could adversely affect our sales or could require us to respond by lowering prices. In addition, when we invest in new product development, we face risks related to production delays, cost over-runs and unanticipated technical difficulties, which could impact sales, profitability and/or liquidity.

We may not be able to complete or successfully integrate previous or future acquisitions into our business, which could adversely affect our business or results of operations.

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

The divestiture of our Tile Coatings business may have material adverse effects on our financial condition, results of operations or cash flows.

In December 2019, we announced that we had entered into an asset and stock purchase agreement pursuant to which Ferro has agreed to sell Ferro’s global tile coating systems business (the “Tile Coatings business”) to Pigments Spain S.L. The consummation of the sale of the Tile Coatings business involves risks, including difficulties in the separation of operations, services, products, IT systems and personnel, the diversion of management’s attention from other business matters, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows. We cannot be certain that we will be successful in managing these or any other significant risks that we encounter as a result of divesting the Tile Coatings business.

Risks Related to Our Operations

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

We rely on information systems to obtain, process, analyze and manage data to forecast and facilitate the purchase of raw materials and the distribution of our products; to receive, process, and ship orders on a timely basis; to run and operate our facilities; to account for our product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; to process payments to suppliers; and to manage data and records relating to our employees, contractors, and other individuals. Our business and results of operations may be adversely affected if these systems are interrupted, damaged, or compromised or if they fail for any extended period, due to events including but not limited to programming errors, aging information systems infrastructure and software and required maintenance or replacement, computer viruses and security breaches. Information privacy and cyber security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We may incur significant costs to implement the security measures that we feel are necessary to protect our information systems. However, our information systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate.

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

Legal and Regulatory Risks

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

Furthermore, approximately 4.2% of our U.S. employees as of December 31, 2020, are subject to collective bargaining arrangements or similar arrangements. Approximately 1.4% of all U.S. employees are affected by a labor agreement that expires in 2024. While we expect to be able to renew these agreements without significant disruption to our business when they are scheduled to expire, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

General Risks

The impact of the novel coronavirus (“COVID-19”) may exacerbate the risks discussed therein, any of which could have a material effect on the Company.

Since the first quarter of 2020, there has been a world-wide impact from the COVID-19 pandemic, including in Asia, Europe, the Middle East, and North and South America, all of which are regions in which Ferro has operations. Authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The measures taken by the authorities have impacted and may further impact certain of our workforce and operations, the operations of our customers, and those of our vendors and suppliers. Although certain jurisdictions have eased restrictions, because of recurring outbreaks and new strain of the virus there still is considerable uncertainty regarding measures that authorities may implement in the future, which may restrict our operations and those of our suppliers and customers and disrupt logistics and other supply and distribution service providers. The spread of COVID-19 has caused us to modify certain of our business practices with respect to certain products (including site operations, employee workplace practices, travel, and participation in meetings, events, and conferences), and we may take further actions as required or recommended by authorities or deemed to be in the best interests of our employees and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely affected. These circumstances could negatively impact our business, results of operations, financial condition and cash flows.

The degree to which COVID-19 will impact our results in the future depends on many factors, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic, actions to contain the virus or limit its impact, the availability, administration and effectiveness of vaccines, and the speed and extent to which normal economic and operating conditions resume. Even after the COVID-19 outbreak has subsided, we may experience material adverse impacts to our business as a result of the potential sustained economic impact and any recession or other macroeconomic weakness that may occur.

We depend on external financial resources, and the economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

At December 31, 2020, we had approximately $800.3 million of short-term and long-term debt with varying maturities and approximately $92.3 million of off-balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, interest rates, and sourcing of certain raw materials. Our continued access to capital markets and the stability of our lenders, customers and financial partners, and their willingness to support our needs, are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2020, that a one percent increase in interest rates would cause interest expense to increase by $2.6 million annually. Although interest rates have remained relatively stable over the past few years, future increases could raise our cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 9 to the consolidated financial statements under Item 8 of this Form 10-K.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease our corporate headquarters, which is located at 6060 Parkland Blvd., Mayfield Heights, Ohio. The Company owns other corporate facilities worldwide. We own principal manufacturing plants that range in size from 21,000 sq. ft. to over 700,000 sq. ft. Plants we own with more than 250,000 sq. ft. are located in Spain; Germany; Belgium; Colombia; Mexico; Cleveland, Ohio; and Penn Yan, New York. The locations of principal manufacturing plants by reportable segment are as follows:

Color Solutions — U.S.: Penn Yan, New York and Norcross, Georgia. Outside the U.S.: Colombia, China, India, Belgium, France, Romania and Spain.

Functional Coatings — U.S.: Washington, Pennsylvania; King of Prussia, Pennsylvania and Orrville, Ohio. Outside the U.S.: Brazil, China, France, Germany, Mexico, Portugal, Spain, and the United Kingdom.

In addition, we lease manufacturing facilities for the Functional Coatings reportable segment in the United Kingdom; Germany; Japan; Israel; and Turkey. We also lease manufacturing facilities in Taiwan for Color Solutions. Manufacturing plants in Argentina, Egypt, Indonesia, Italy, Poland and Thailand, which were historically reported in the legacy Performance Coatings reportable segment, are considered held-for-sale as of December 31, 2020. In some instances, the manufacturing facilities are used for two or more segments. Leased facilities range in size from 12,000 sq. ft. to over 100,000 sq. ft.

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

Information about our Executive Officers

The executive officers of the Company as of February 24, 2021, are listed below, along with their ages and business experience during the past five years. The year indicates when the individual was named to the indicated position with Ferro, unless otherwise indicated.

Peter T. Thomas — 65

Chairman of the Board of Directors, 2014

President and Chief Executive Officer, 2013

Mark H. Duesenberg — 59

Vice President, General Counsel and Secretary, 2008

Benjamin J. Schlater — 45

Group Vice President and Chief Financial Officer, 2019

Vice President and Chief Financial Officer, 2016

Vice President, Corporate Development and Strategy, 2015

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2021, we had 793 shareholders of record for our common stock, and the closing price of the common stock was $13.79 per share.

The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2020, to that of the Standard & Poor’s 500 and Standard & Poor’s 400 Specialty Chemicals Indexes, on which the Company was formerly listed, and the Standard & Poor’s 600 Material Sector and Standard & Poor’s Small Cap 600 Indexes, on which the Company is currently listed. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2015. At December 31, 2020, the closing price of our common stock was $14.63 per share.

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

The Company made no repurchases during 2020. The Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million during 2019. As of December 31, 2020, $46.2 million remains authorized under the program for the repurchase of common stock.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2020:

			Total Number of	Maximum Dollar
			Share Purchased	Amount that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(Dollars in thousands, except for per share amounts)	Purchased	per Share	or Programs	or Programs
October 1, 2020 to October 31, 2020	—	$—	—	$46,192,535
November 1, 2020 to November 30, 2020	—	$—	—	$46,192,535
December 1, 2020 to December 31, 2020	—	$—	—	$46,192,535
Total	—		—

Item 6 — Selected Financial Data

The following table presents selected financial data for the last five years ended December 31st:

(Dollars in thousands, except for per share data)	2020	2019	2018	2017(1)	2016(1)
Net sales	$958,954	$1,014,457	$1,074,696	$996,382	$794,465
Income from continuing operations	30,040	34,826	56,050	35,659	38,123
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	0.35	0.41	0.66	0.45	0.44
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	0.35	0.41	0.65	0.44	0.43
Cash dividends declared per common shares	-	-	-	-	-
Total assets(2)	1,960,933	1,834,621	1,866,076	1,682,202	1,283,769
Long-term debt, including current portion	800,348	807,565	815,002	735,267	563,033

(1)Long-term debt, including current portion for indicated years include portions attributable to discontinued operations. Refer to Note 4 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional details related to the sale of our Tile Coatings business.

(2)Total assets for 2020, 2019 and 2018 include loans receivables of $55.1 million, $23.7 million and $53.6 million, respectively, which were previously eliminated as certain intercompany amounts are expected to be assumed by the Tile Coatings business buyer. The related liabilities are classified as current and non-current liabilities held-for-sale in the consolidated financial statements.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended December 31, 2020, net sales decreased $55.5 million, or 5.5%, compared with 2019. Net sales decreased by $36.6 million and $18.9 million in Functional Coatings and Color Solutions, respectively. Gross profit decreased $14.2 million compared with 2019; as a percentage of net sales, it increased approximately 20 basis points to 30.6%, from 30.4% in the prior year. The decrease in gross profit was primarily attributable to a decrease in Functional Coatings of $17.1 million, partially mitigated by an increase in Color Solutions of $4.1 million.

For the year ended December 31, 2020, selling, general and administrative (“SG&A”) expenses decreased $10.0 million, or 4.7%, compared with 2019. As a percentage of net sales, SG&A expenses increased 20 basis points from 20.9% in 2019 to 21.1% in 2020.

For the year ended December 31, 2020, net income was $44.0 million, compared with net income of $7.4 million in 2019, and net income attributable to common shareholders was $42.8 million, compared with net income attributable to common shareholders of $6.0 million in 2019. Income from continuing operations was $30.0 million for the year ended December 31, 2020, compared with $34.8 million in 2019.

As previously disclosed on January 17, 2019, the Company has been expanding its production facility in Villagran, Mexico, which will become the Company’s Manufacturing Center of Excellence for the Americas. The expansion of the Villagran facility is expected to significantly increase the revenue generated from products manufactured at that facility. With the expanded capacity in Villagran, the Company plans to (i) discontinue the production of glass enamels, other industrial specialty products, such as architectural glass coatings, and pigments at its Washington, Pennsylvania facility over the course of 2021 and (ii) discontinued production of porcelain enamel products at its Cleveland, Ohio facility. As part of this optimization initiative, the Company expanded its King of Prussia, Pennsylvania facility. Conductive glass coatings production was discontinued at the Washington, Pennsylvania facility and will be produced at the King of Prussia, Pennsylvania facility, and the Company’s operations at its Vista, California facility have been transferred to the King of Prussia, Pennsylvania facility. In addition, the Company is moving its Americas research and development center for glass products to its technology center in Independence, Ohio, where the Company is investing in expanded laboratory facilities. The Washington, Pennsylvania facility is expected to remain in operation until sometime in 2021. Production of specialty glasses for electronics applications will continue at the Cleveland, Ohio facility, and the Company is investing in the facility to equip it to serve as a logistics center. The Cleveland, Ohio facility also will serve as the Americas research and development center for the porcelain enamel business.

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

Outlook

Global economic conditions, primarily resulting from impacts of the global pandemic, affected many businesses in 2020, reducing performance when compared to the prior year. Ferro also experienced the effects of the pandemic, however the strategic actions we have taken to optimize our business, invest in technology platforms, align with macrotrends and focus on higher margin, higher-growth markets led to gross margin expansion in 2020 relative to 2019.

We provide products and services that are essential to our customers as they innovate to address trends in their markets and develop next-generation products. We sell our products and services in multiple markets and geographies around the world, which limits exposure to any one industry or region. In addition, we serve a diverse set of industries, including automotive, construction, appliances, healthcare, food and beverage, information technology, energy and defense. Many of our products and services support critical industries, which governments around the world generally allowed to operate during the pandemic. Ferro also has leading positions in the market niches it serves and competition is generally fragmented.

While global economic conditions were uncertain and customers were cautious in the first half of 2020, many of our customers began ramping up their businesses in the second half of the year, preparing for and experiencing recovery in their markets. In high-growth markets, the product cycle is often elongated, which gives confidence in continued expansion.

Throughout the year, Ferro maintained protocols for the safety and well-being of our personnel. We also continued to execute on our strategic priorities, including investing in R&D and innovation and optimizing our operations.

In 2021, following the completion of the sale of our Tile Coatings Business, we are transitioning to a smaller, more agile and more streamlined global business with a more coherent and focused portfolio aligned with evolving megatrends. COVID-related behavior changes are accelerating demand for certain products, especially those in industries supporting mobility, entertainment and personal technology, smart appliances, construction and sustainable product packaging.

Looking ahead, we will continue to refine our manufacturing footprint, optimize logistics and streamline sourcing and procurement in our operations around the world.

Functional coatings and color solutions will remain the core of our business. Inorganic growth remains a strategic priority, as we selectively evaluate bolt-on acquisitions to fill technology gaps and complement and expand our product portfolio in high-margin, high-growth areas.

We continue to monitor the impact of the outbreak of COVID-19 on our business, including how it may impact our customers, employees, supply chain and distribution network and to take action, as appropriate, to address these circumstances. In some areas around the world, government mandates have been lifted and economic conditions have improved in certain sectors of the economy relative to 2020. Meanwhile, some regions have experienced increasing numbers of COVID-19 cases, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted, and economic conditions could weaken.

Foreign currency rates may continue to be volatile through 2021 and changes in interest rates could adversely impact reported results. We expect cash flow from operating activities to continue to be positive for 2021.

Ferro is well-positioned with existing products and technology expertise and continues to invest in R&D to support our customers.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations - Consolidated

Comparison of the years ended December 31, 2020 and 2019

For the year ended December 31, 2020, net income from continuing operations was $30.0 million, compared with $34.8 million in 2019. For the year ended December 31, 2020, net income attributable to common shareholders was $42.8 million, or $0.52 earnings per share, compared with $6.0 million, or $0.07 earnings per share in 2019. The increase in net income attributable to shareholders is primarily due to impairment charges of $42.5 million associated with the Tile Coatings business, recorded within net income (loss) from discontinued operations, during the prior year.

Net Sales

(Dollars in thousands)	2020	2019	$ Change	% Change
Net sales	$958,954	$1,014,457	$(55,503)	(5.5)%
Cost of sales	665,198	706,481	(41,283)	(5.8)%
Gross profit	$293,756	$307,976	$(14,220)	(4.6)%
Gross profit as a % of net sales	30.6%	30.4%

Net sales decreased by $55.5 million, or 5.5%, in the year ended December 31, 2020, compared with 2019, with decreased sales in Functional Coatings and Color Solutions of $36.6 million and $18.9 million, respectively.

Gross Profit

Gross profit decreased $14.2 million, or 4.6%, in 2020 to $293.8 million, compared with $308.0 million in 2019 and, as a percentage of net sales, it increased 20 basis points to 30.6%. The decrease in gross profit was attributable to a decrease in Functional Coatings of $17.1 million, partially mitigated by an increase in Color Solutions of $4.1 million. The decrease in gross profit was primarily attributable to lower sales volumes and mix of $30.8 million, unfavorable foreign currency impacts of $2.1 million and higher manufacturing and product costs of $1.1 million, partially mitigated by lower raw material costs of $15.7 million and favorable product pricing of $4.1 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$396,263	$432,132	$(35,869)	(8.3)%
United States	341,461	359,267	(17,806)	(5.0)%
Asia Pacific	140,948	139,006	1,942	1.4%
Latin America	80,282	84,052	(3,770)	(4.5)%
Net sales	$958,954	$1,014,457	$(55,503)	(5.5)%

The decrease in net sales of $55.5 million, compared with 2019, was driven by lower sales in the EMEA, United States and Latin America regions, partially mitigated by higher sales in the Asia Pacific region. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $28.1 million and $7.7 million, respectively. The decrease in sales from the United States was attributable to lower sales in Color Solutions and Functional Coatings of $15.3 million and $2.5 million, respectively. The decrease in sales from Latin America was attributable to lower sales in Functional Coatings of $5.2 million, partially mitigated by higher sales in Color Solutions of $1.4 million. The increase in sales from Asia Pacific was attributable to higher sales in Color Solutions of $2.7 million, partially offset by lower sales in Functional Coatings of $0.8 million.

Selling, General and Administrative Expense

The following table includes SG&A components with significant changes between 2020 and 2019:

(Dollars in thousands)	2020	2019	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$81,852	$94,544	$(12,692)	(13.4)%
Research and development expenses	35,616	40,962	(5,346)	(13.1)%
Business development	9,051	4,989	4,062	81.4%
Incentive compensation	7,379	2,459	4,920	200.1%
Stock-based compensation	7,998	7,406	592	8.0%
Intangible asset amortization	5,926	6,949	(1,023)	(14.7)%
Pension and other postretirement benefits	2,094	1,422	672	47.3%
Bad debt	255	455	(200)	(44.0)%
All other expenses	52,242	53,179	(937)	(1.8)%
Selling, general and administrative expenses	$202,413	$212,365	$(9,952)	(4.7)%

SG&A expenses were $10.0 million lower in 2020 compared with 2019. As a percentage of net sales, SG&A expenses increased 20 basis points from 20.9% in 2019 to 21.1% in 2020. The lower SG&A expenses compared with the prior year were primarily driven by lower personnel and research and development expenses, partially offset by higher incentive compensation and business development expenses.

The following table presents SG&A expenses attributable to sales, research and development, and operations costs as strategic services and presents other SG&A costs as functional services.

(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$92,679	$103,603	$(10,924)	(10.5)%
Functional services	94,357	98,897	(4,540)	(4.6)%
Incentive compensation	7,379	2,459	4,920	200.1%
Stock-based compensation	7,998	7,406	592	8.0%
Selling, general and administrative expenses	$202,413	$212,365	$(9,952)	(4.7)%

Restructuring and Impairment Charges

(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$9,690	$7,163	$2,527	35.3%
Other restructuring costs	7,735	3,792	3,943	104.0%
Restructuring and impairment charges	$17,425	$10,955	$6,470	59.1%

Restructuring and impairment charges increased $6.5 million in 2020, compared with 2019. The increase primarily relates to costs associated with our Global Optimization and Organizational Optimization Plans, compared with the prior-year same period. Refer to Note 15 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of our optimization plans and related costs.

Interest Expense

(Dollars in thousands)	2020	2019	$ Change	% Change
Interest expense	$22,303	$24,888	$(2,585)	(10.4)%
Amortization of bank fees	3,974	3,755	219	5.8%
Interest swap amortization	(1,263)	(1,263)	—	—%
Interest capitalization	(3,134)	(3,078)	(56)	1.8%
Interest expense	$21,880	$24,302	$(2,422)	(10.0)%

Interest expense in 2020 decreased $2.4 million compared with 2019. The decrease in interest expense was primarily due to a decrease in the average interest rate, partially offset by an increase in the average long-term debt balance during 2020.

Income Tax Expense

In 2020, we recorded an income tax expense of $14.9 million, or 33.1% of income before income taxes, compared to an income tax expense of $8.0 million, or 18.6% of income before income taxes in 2019. The 2020 effective tax rate is greater than the statutory income tax rate of 21% primarily as a result of the net effect of a $3.2 million expense related to foreign tax rate differences and a $2.0 million expense related to disallowed expenses. The 2019 effective tax rate is less than the statutory income tax rate of 21% primarily as a result of a net effect of a $7.6 million net benefit related to the release of valuation allowances related to deferred tax assets that were utilized in the current year and which are deemed no longer necessary based upon changes in the current and expected future years of operating profits and a $4.3 million net expense related to foreign tax rate differences.

Comparison of the years ended December 31, 2019 and 2018

For the year ended December 31, 2019, net income from continuing operations was $34.8 million, compared with $56.1 million in 2018. For the year ended December 31, 2019, net income attributable to common shareholders was $6.0 million, or $0.07 earnings per share, compared with $80.1 million, or $0.95 earnings per share in 2018.

Net Sales

(Dollars in thousands)	2019	2018	$ Change	% Change
Net sales	$1,014,457	$1,074,696	$(60,239)	(5.6)%
Cost of sales	706,481	736,307	(29,826)	(4.1)%
Gross profit	$307,976	$338,389	$(30,413)	(9.0)%
Gross profit as a % of net sales	30.4%	31.5%

Net sales decreased by $60.2 million, or 5.6%, in the year ended December 31, 2019, compared with 2018, with decreased sales in Functional Coatings and Color Solutions of $38.9 million and $21.3 million, respectively.

Gross Profit

Gross profit decreased $30.4 million, or 9.0%, in 2019 to $308.0 million, compared with $338.4 million in 2018 and, as a percentage of net sales, it decreased 110 basis points to 30.4%. The decrease in gross profit was attributable to decreases in both of our segments, with decreases in Functional Coatings and Color Solutions of $18.4 million and $9.9 million, respectively. The decrease in gross profit was primarily attributable to lower sales volumes and mix of $31.4 million, higher manufacturing and product costs of $15.7 million and unfavorable foreign currency impacts of $8.9 million, partially offset by lower raw material costs of $13.5 million, gross profit from acquisitions of $6.6 million and favorable product pricing of $5.5 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

(Dollars in thousands)	2019	2018	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$432,132	$466,194	$(34,062)	(7.3)%
United States	359,267	379,913	(20,646)	(5.4)%
Asia Pacific	139,006	141,971	(2,965)	(2.1)%
Latin America	84,052	86,618	(2,566)	(3.0)%
Net sales	$1,014,457	$1,074,696	$(60,239)	(5.6)%

The decrease in net sales of $60.2 million, compared with 2018, was driven by lower sales across all regions. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $28.9 million and $5.2 million, respectively. The decrease in sales from the United States was attributable to lower sales in Color Solutions and Functional Coatings of $11.1 million and $9.5 million, respectively. The decrease in sales from Asia Pacific was attributable to lower sales in Color Solutions of $4.1 million, which was partially mitigated by higher sales in Functional Coatings of $1.2 million. The decrease in sales from Latin America was attributable to lower sales in Functional Coatings and Color Solutions of $1.7 million and $0.9 million, respectively.

Selling, General and Administrative Expense

The following table includes SG&A components with significant changes between 2019 and 2018.

(Dollars in thousands)	2019	2018	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$94,544	$94,927	$(383)	(0.4)%
Research and development expenses	40,962	40,097	865	2.2%
Business development	4,989	6,441	(1,452)	(22.5)%
Incentive compensation	2,459	7,391	(4,932)	(66.7)%
Stock-based compensation	7,406	8,441	(1,035)	(12.3)%
Intangible asset amortization	6,949	6,244	705	11.3%
Pension and other postretirement benefits	1,422	1,403	19	1.4%
Bad debt	455	843	(388)	(46.0)%
All other expenses	53,179	53,921	(742)	(1.4)%
Selling, general and administrative expenses	$212,365	$219,708	$(7,343)	(3.3)%

SG&A expenses were $7.3 million lower in 2019 compared with 2018. As a percentage of net sales, SG&A expenses increased 50 basis points from 20.4% in 2018 to 20.9% in 2019. The lower SG&A expenses compared with the prior year were primarily driven by lower incentive and stock-based compensation. The decrease in incentive compensation is the result of the Company’s performance relative to targets for certain awards compared to 2018 and the decrease in stock-based compensation expense of $1.0 million is the result of the Company’s performance relative to targets for certain awards compared with the prior year, as well as decreases in the Company’s stock price.

The following table presents SG&A expenses attributable to sales, research and development, and operations costs as strategic services and presents other SG&A costs as functional services.

(Dollars in thousands)	2019	2018	$ Change	% Change
Strategic services	$103,603	$110,491	$(6,888)	(6.2)%
Functional services	98,897	93,385	5,512	5.9%
Incentive compensation	2,459	7,391	(4,932)	(66.7)%
Stock-based compensation	7,406	8,441	(1,035)	(12.3)%
Selling, general and administrative expenses	$212,365	$219,708	$(7,343)	(3.3)%

Restructuring and Impairment Charges

(Dollars in thousands)	2019	2018	$ Change	% Change
Employee severance	$7,163	$3,560	$3,603	101.2%
Other restructuring costs	3,792	3,556	236	6.6%
Restructuring and impairment charges	$10,955	$7,116	$3,839	53.9%

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

Interest Expense

(Dollars in thousands)	2019	2018	$ Change	% Change
Interest expense	$24,888	$22,540	$2,348	10.4%
Amortization of bank fees	3,755	3,577	178	5.0%
Interest swap amortization	(1,263)	(762)	(501)	65.7%
Interest capitalization	(3,078)	(1,696)	(1,382)	81.5%
Interest expense	$24,302	$23,659	$643	2.7%

Interest expense in 2019 increased $0.6 million compared with 2018. The increase in interest expense was primarily due to an increase in the average long-term debt balance during 2019, compared with 2018, partially offset by increased interest capitalization during 2019 and interest swap amortization.

Income Tax Expense

In 2019, we recorded an income tax expense of $8.0 million, or 18.6% of income before income taxes, compared to an income tax expense of $13.9 million, or 19.9% of income before income taxes in 2018. The 2019 effective tax rate is less than the statutory income tax rate of 21% primarily as a result of a net effect of a $7.6 million net benefit related to the release of valuation allowances related to deferred tax assets that were utilized in the current year and which are deemed no longer necessary based upon changes in the current and expected future years of operating profits and a $4.3 million net expense related to foreign tax rate differences. The 2018 effective tax rate is less than the statutory income tax rate of 21% primarily as a result of a net effect of a $4.3 million net benefit related to the release of valuation allowances related to deferred tax assets that were utilized in the current year and which are deemed no longer necessary based upon changes in the current and expected future years of operating profits and a $5.3 million net expense related to foreign tax rate differences.

Results of Operations - Segment Information

Comparison of the years ended December 31, 2020 and 2019

Functional Coatings

					Change due to
						Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
Segment net sales	$608,192	$644,783	$(36,591)	(5.7)%	$4,280	$(37,771)	$(3,100)	$—	$—
Segment gross profit	175,601	192,668	(17,067)	(8.9)%	4,280	(16,544)	(2,172)	—	(2,631)
Gross profit as a % of segment net sales	28.9%	29.9%

Net sales decreased $36.6 million compared with the prior year, primarily driven by lower sales in industrial, decoration and automotive products of $18.9 million, $15.8 million, and $13.3 million, respectively, partially mitigated by higher sales of electronics products of $18.7 million. The decrease in net sales was driven by unfavorable volume and mix of $37.8 million and unfavorable foreign currency impacts of $3.1 million, partially offset by higher product pricing of $4.3 million. Gross profit decreased from the prior year, primarily due to lower sales volume and mix of $16.5 million, unfavorable manufacturing costs of $12.1 million and unfavorable foreign currency impacts of $2.2 million, partially offset by lower raw material costs of $9.4 million, higher product pricing of $4.3 million.

(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$267,041	$295,198	$(28,157)	(9.5)%
United States	195,027	197,494	(2,467)	(1.2)%
Asia Pacific	100,727	101,521	(794)	(0.8)%
Latin America	45,397	50,570	(5,173)	(10.2)%
Net sales	$608,192	$644,783	$(36,591)	(5.7)%

The net sales decrease of $36.6 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of industrial, decoration and automotive products of $19.2 million, $10.7 million and $4.7 million, respectively, partially mitigated by higher sales of electronic products of $5.5 million. The decrease in sales from the United States was primarily attributable to lower sales of automotive, porcelain enamel, industrial and decoration products of $5.3 million, $4.9 million, $4.0 million and $1.0 million, respectively, partially offset by an increase in sales of electronic products of $12.7 million. The decrease in sales from Latin America was attributable to a decrease in sales of automotive products. The decrease in sales from Asia Pacific was primarily attributable to lower sales of decoration and automotive products of $4.0 million and $1.7 million, respectively, partially mitigated by higher sales of industrial products of $4.8 million.

Color Solutions

					Change due to
						Volume /
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
Segment net sales	$350,762	$369,674	$(18,912)	(5.1)%	$(217)	$(18,429)	$(266)	$—	$—
Segment gross profit	119,071	114,939	4,132	3.6%	(217)	(13,019)	82	—	17,286
Gross profit as a % of segment net sales	33.9%	31.1%

Net sales decreased $18.9 million compared with the prior year primarily due to lower sales of surface technology products of $12.7 million, pigment products of $5.2 million and dispersions and colorants of $1.0 million. The decrease in net sales was driven by lower volume and mix of $18.4 million and unfavorable foreign currency impacts. Gross profit increased from the prior year primarily due to lower manufacturing costs of $11.0 million and lower raw material costs of $6.3 million, partially offset by unfavorable sales volume and mix of $13.0 million and lower product pricing of $0.2 million.

(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
United States	$146,434	$161,773	$(15,339)	(9.5)%
EMEA	129,222	136,934	(7,712)	(5.6)%
Asia Pacific	40,221	37,485	2,736	7.3%
Latin America	34,885	33,482	1,403	4.2%
Net sales	$350,762	$369,674	$(18,912)	(5.1)%

The net sales decrease of $18.9 million was driven by lower sales from the United States and EMEA regions, partially mitigated by higher sales from the Asia Pacific and Latin America regions. The decrease in sales from the United States was primarily driven by lower sales of surface technology products of $12.7 million and pigment products of $2.9 million, partially mitigated by higher sales of dispersions and colorants of $0.3 million. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $6.5 million and dispersions and colorants of $1.2 million. The increase in sales from Asia Pacific was primarily attributable to higher sales of pigment products of $2.7 million. The increase in sales from Latin America was primarily attributable to higher sales of pigment products of $1.5 million, partially offset by lower sales of dispersions and colorants of $0.1 million.

Comparison of the years ended December 31, 2019 and 2018

Functional Coatings

					Change due to
						Volume /
(Dollars in thousands)	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
Segment net sales	$644,783	$683,669	$(38,886)	(5.7)%	$5,067	$(30,299)	$(19,361)	$5,707	$—
Segment gross profit	192,668	211,018	(18,350)	(8.7)%	5,067	(19,561)	(6,250)	2,121	273
Gross profit as a % of segment net sales	29.9%	30.9%

Net sales decreased $38.9 million compared with the prior year, primarily driven by lower sales in decoration, porcelain enamels and automotive products of $13.3 million, $12.9 million, and $9.5 million, respectively. The decrease in net sales was driven by unfavorable volume and mix of $30.3 million and unfavorable foreign currency impacts of $19.4 million, partially offset by sales from acquisitions of $5.7 million and higher product pricing of $5.1 million. Gross profit decreased from the prior year, primarily due to lower sales volume and mix of $19.6 million, unfavorable manufacturing costs of $8.9 million and unfavorable foreign currency impacts of $6.3 million, partially offset by lower raw material costs of $9.2 million, higher product pricing of $5.1 million and gross profit from acquisitions of $2.1 million.

(Dollars in thousands)	2019	2018	$ Change	% Change
Segment net sales by Region
EMEA	$295,198	$324,092	$(28,894)	(8.9)%
United States	197,494	207,012	(9,518)	(4.6)%
Asia Pacific	101,521	100,329	1,192	1.2%
Latin America	50,570	52,236	(1,666)	(3.2)%
Net sales	$644,783	$683,669	$(38,886)	(5.7)%

The net sales decrease of $38.9 million was driven by lower sales from the EMEA, United States and Latin America regions, partially mitigated by higher sales from the Asia Pacific region. The decrease in sales from EMEA was primarily attributable to lower sales of decoration, industrial, automotive, electronic, and porcelain enamel products of $9.0 million, $8.3 million, $4.2 million, $4.0 million and $3.4 million, respectively. The decrease in sales from the United States was primarily attributable to lower sales of porcelain enamel, automotive and decoration products of $9.1 million, $4.4 million, and $3.5 million, respectively, partially offset by an increase in sales of electronic products of $9.1 million.

Color Solutions

					Change due to
						Volume /
(Dollars in thousands)	2019	2018	$ Change	% Change	Price	Mix	Currency	Acquisitions	Other
Segment net sales	$369,674	$391,027	$(21,353)	(5.5)%	$482	$(22,364)	$(9,791)	$10,320	$—
Segment gross profit	114,939	124,852	(9,913)	(7.9)%	482	(9,803)	(2,658)	4,507	(2,441)
Gross profit as a % of segment net sales	31.1%	31.9%

Net sales decreased $21.3 million compared with the prior year, primarily due to lower sales of pigment products of $22.1 million, inclusive of decreased sales from our Nubiola business of $12.5 million, and lower sales of surface technology products of $4.6 million, partially mitigated by higher sales of Dispersions and Colorants of $5.4 million. The decrease in net sales was driven by lower volume and mix of $22.4 million and unfavorable foreign currency impacts of $9.8 million partially offset by sales from acquisitions of $10.3 million. Gross profit decreased from the prior year, primarily due to unfavorable sales volume and mix of $9.8 million, higher manufacturing costs of $6.7 million and unfavorable foreign currency impacts of $2.7 million, partially offset by gross profit from acquisitions of $4.5 million and lower raw material costs of $4.3 million.

	2019	2018	$ Change	% Change
Segment net sales by Region
United States	$161,773	$172,901	$(11,128)	(6.4)%
EMEA	136,934	142,102	(5,168)	(3.6)%
Asia Pacific	37,485	41,642	(4,157)	(10.0)%
Latin America	33,482	34,382	(900)	(2.6)%
Net sales	$369,674	$391,027	$(21,353)	(5.5)%

The net sales decrease of $21.3 million was driven by lower sales from all regions. The decrease in sales from the United States was primarily driven by lower sales of surface technology products of $9.7 million and pigment products of $1.9 million. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $10.0 million, inclusive of decreased sales from our Nubiola business of $5.5 million, partially mitigated by higher sales of Dispersions and Colorants of $4.8 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of pigment products of $9.2 million, inclusive of decreased sales from our Nubiola business of $6.5 million, partially mitigated by higher sales of surface technology products of $5.1 million.

Summary of Cash Flows for the years ended December 31, 2020, 2019, and 2018

(Dollars in thousands)	2020	2019	2018
Net cash provided by (used for) operating activities	$(13,192)	$17,710	$182,793
Net cash provided by (used for) investing activities	98,993	21,303	(148,516)
Net cash provided by (used for) financing activities	(10,048)	(39,195)	9,367
Effect of exchange rate changes on cash and cash equivalents	2,122	283	(2,894)
Increase in cash and cash equivalents	$77,875	$101	$40,750

Operating activities.  Cash flows from operating activities decreased $30.9 million in 2020 compared to 2019. The decrease was primarily due to higher cash outflows for net working capital of $36.4 million which was offset by lower cash payments for incentive compensation of $5.1 million and lower pension contributions of $2.4 million.

Cash flows from operating activities decreased $165.1 million in 2019 compared to 2018. The decrease was primarily due to higher cash outflows for net working capital of $116.9 million and a fourth quarter goodwill impairment charge of $33.5 million related to the Tile Coatings business.

Investing activities.  Cash flows from investing activities increased $77.7 million in 2020 compared to 2019. The increase was primarily due to higher collections of financing receivables of $45.4 million and lower cash outflows for capital expenditures of $33.2 million.

Cash flows from investing activities increased $169.8 million in 2019 compared to 2018. The increase was primarily due to higher collections of financing receivables of $77.5 million, lower cash outflows related to business acquisitions of $74.7 million and lower cash outflows for capital expenditures of $15.6 million.

Financing activities.  Cash flows from financing activities increased $29.1 million in 2020 compared with 2019. The increase is primarily attributable to decreased cash outflows for the purchase of treasury stock of $25.0 million and decreased cash outflows for acquisition-related contingency payments of $5.2 million.

Cash flows from financing activities decreased $48.6 million in 2019 compared with 2018. The decrease is primarily attributable to a decreased use of the Company’s financing instruments related to the prior year termination of the Credit Facility and acquisition of the Amended Credit Facility.

We have paid no dividends on our common stock since 2009.

Capital Resources and Liquidity

Refer to Note 9 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of major debt instruments that were outstanding during 2020.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $2.9 million, $3.1 million and $2.1 million for 2020, 2019, and 2018, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $87.2 million at December 31, 2020 and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at December 31, 2020 or December 31, 2019, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At December 31, 2020, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $5.1 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the Amended Credit Facility, and cash flows from operating activities. As of December 31, 2020, we had $174.1 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our 2018 Revolving Facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been a part of our Performance Coatings reportable segment. We expect to use the proceeds of the sale to settle long-term obligations. On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group, which is a portfolio company of certain Lone Star Funds. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021.

Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement benefit obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. Additionally, we used the borrowings available under the Amended Credit Facility for other general business purposes. We had additional borrowing capacity of $525.0 million at December 31, 2020, available under various credit facilities, primarily our revolving credit facility.

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

As of December 31, 2020, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 2.80, providing $79.2 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $184 million for a rolling four quarters, based on reasonably consistent net debt levels with those as of December 31, 2020, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

We assess on an ongoing basis our portfolio of businesses, as well as our financial and capital structure, to ensure that we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate the possible divestiture of businesses that are not critical to our core strategic objectives and, where appropriate, pursue the sale of such businesses and assets. We also evaluate and pursue acquisition opportunities that we believe will enhance our strategic position such as the acquisitions we completed in 2018. Generally, we publicly announce material divestiture and acquisition transactions only when we have entered into a material definitive agreement or closed on those transactions.

The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Totals
Long-term debt (1)	$9,116	$9,095	8,957	$773,652	$691	$3,309	$804,820
Interest (2)	254	254	254	254	254	3,039	4,309
Operating lease obligations	6,967	4,167	2,222	1,183	933	1,778	17,250
Purchase commitments (3)	585	382	157	84	86	88	1,382
Taxes (4)	16,047	—	—	—	—	—	16,047
Retirement and other postemployment benefits (5)	21,980	—	—	—	—	—	21,980
	$54,949	$13,898	$11,590	$775,173	$1,964	$8,214	$865,788

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

(4)We have not projected payments past 2021 due to uncertainties in estimating the amount and period of any payments. The amount above relates to our current income tax liability as of December 31, 2020. We have $20.3 million in gross liabilities related to unrecognized tax benefits, including $2.9 million of accrued interest and penalties that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.

(5)The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2021 due to uncertainties regarding the assumptions involved in estimating future required contributions.

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

Revenue Recognition

We recognize revenues in accordance with ASC 606.

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

The significant assumptions we used in our impairment analyses of goodwill at October 31, 2020 and 2019 are the weighted average cost of capital and revenue growth rates.

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

Lease Accounting

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

To help protect the value of the Company’s net investment in European operations against adverse changes in exchange rates, the Company, from time-to-time, uses non-derivative financial instruments, such as its foreign currency denominated debt, as economic hedges of its net investments in certain foreign subsidiaries. In addition, we have executed cross currency interest rate swaps to help protect the value of the Company’s net investment in European operations. These swaps are settled in cash, and the net interest paid or received is effectively recognized as interest expense. We mark these swaps to fair value and recognize the resulting gains or losses as cumulative translation adjustments (a component of other comprehensive income).

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

Pension and Other Postretirement Benefits

We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans and retiree medical plans represent approximately 84% of pension plan assets, 70% of benefit obligations and 26% of net periodic pension expense as of December 31, 2020.

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

For the market-related value of plan assets, we use fair value, rather than a calculated value. The market-related value recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 35% fixed income, 60% equity, and 5% other investments for U.S. plans. Non-U.S. plan allocations are primarily comprised of fixed income securities. In 2020, our pension plan assets incurred gains of approximately 11% within the U.S. plans and 7% within non-U.S. plans. In 2019, our pension plan assets incurred gains of approximately 17% within the U.S. plans and 13% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

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

The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

		25 Basis Point
	25 Basis Point	Decrease in
	Decrease in	Asset Return
(Dollars in thousands)	Discount Rate	Assumption
U.S. pension plans	$(564)	$571
U.S. retiree medical plan	(41)	N/A
Non-U.S. pension plans	(156)	27
Total	$(761)	$598

The following table provides the rates used in the assumptions and the changes between 2020 and 2019:

	2020	2019	Change
Discount rate used to measure the benefit cost:
U.S. pension plans	3.35%	4.40%	(1.05)%
U.S. retiree medical plan	3.25%	4.30%	(1.05)%
Non-U.S. pension plans	1.76%	2.61%	(0.85)%
Discount rate used to measure the benefit obligation:
U.S. pension plans	2.55%	3.35%	(0.80)%
U.S. retiree medical plan	2.40%	3.25%	(0.85)%
Non-U.S. pension plans	1.29%	1.76%	(0.47)%
Expected return on plan assets:
U.S. pension plans	7.70%	7.70%	—%
Non-U.S. pension plans	2.04%	2.74%	(0.70)%

In the U.S., the net periodic benefit cost for all defined benefit plans was $2.2 million in 2020 and 2019. This is primarily caused by the decrease in discount rates being offset by higher asset returns in 2020 and the plan change to the U.S. retiree medical plan. In non-U.S. countries, the net periodic benefit cost for all defined benefit plans was $6.3 million in 2020 and $12.5 million in 2019. This decrease in 2020 compared to 2019 is primarily caused by the smaller reduction in discount rate in 2020 and the subsequent reduction in the applicable marked-to-market losses in 2020.

For 2021, assuming expected returns on plan assets and no actuarial gains or losses, we expect our overall net periodic benefit income to be approximately $4.9 million, compared with income of approximately $6.0 million in 2020 on a comparable basis.

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

We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases and productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $0.2 million at December 31, 2020. In addition, we purchase portions of our natural gas, electricity and oxygen requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $1.4 million at December 31, 2020.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Variable-rate debt:
Carrying amount (1)	$793,731	$801,764
Fair value (1)	783,143	799,750
Increase in annual interest expense from 1% increase in interest rates	2,626	2,656
Decrease in annual interest expense from 1% decrease in interest rates	(2,626)	(2,656)
Fixed-rate debt:
Carrying amount	3,706	3,496
Fair value	1,887	1,557
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	311,220	314,412
Carrying amount and fair value	(24,694)	(14,698)
Change in fair value from 1% increase in interest rates	8,407	11,399
Change in fair value from 1% decrease in interest rates	(3,131)	(10,676)
Cross currency swaps:
Notional amount	223,675	341,419
Carrying amount and fair value	(5,162)	22,111
Change in fair value from 10% increase	(24,475)	(34,975)
Change in fair value from 10% decrease	24,475	34,975
Foreign currency forward contracts:
Notional amount	494,187	291,997
Carrying amount and fair value	2,019	601
Change in fair value from 10% appreciation of U.S. dollar	(2,810)	3,540
Change in fair value from 10% depreciation of U.S. dollar	3,435	(4,144)

(1)The carrying values of the term loan facilities are net of unamortized debt issuance costs of $3.7 million and $3.9 million for the period ended December 31, 2020, and December 31, 2019, respectively.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Reporting Unit within Color Solutions business - Refer to Notes 2 and 8 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using the average of both the income approach and the market approach. The market approach estimates a price reasonably expected to be paid by a market participant in the purchase of similar businesses. The income approach uses projected cash flows attributable to reporting units. Projecting cash flows requires management to make significant estimates and assumptions. Changes to these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment, or both. The goodwill balance was $175.4 million as of December 31, 2020, of which $51.8 million was allocated to the Color Solutions reporting unit, which exhibits more sensitivity to changes in estimates and assumptions, most significantly related to forecasts of future revenues and the weighted-average cost of capital used to discount the cash flow projections. The estimated fair value of the Color Solutions reporting unit exceeded its carrying value by 67% as of the measurement date of October 31, 2020 and, therefore, no impairment is recorded.

We identified goodwill for the Color Solutions reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the difference between its fair value and carrying value. Obtaining sufficient audit evidence related to these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue used by management to estimate the fair value of this reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenue.

•We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:

–Historical revenues.

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

•We considered the impact of changes in management’s projections from the October 31, 2020, annual assessment date to December 31, 2020 by comparing actual results for the period to management projections within the original valuation model.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 1, 2021

We have served as the Company's auditor since 2006.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Net sales	$958,954	$1,014,457	$1,074,696
Cost of sales	665,198	706,481	736,307
Gross profit	293,756	307,976	338,389
Selling, general and administrative expenses	202,413	212,365	219,708
Restructuring and impairment charges	17,425	10,955	7,116
Other expense (income):
Interest expense	21,880	24,302	23,659
Interest earned	(1,995)	(3,325)	(3,672)
Foreign currency losses, net	3,627	9,166	6,335
Loss on extinguishment of debt	—	—	3,226
Miscellaneous expense, net	5,505	11,722	12,074
Income before income taxes	44,901	42,791	69,943
Income tax expense	14,861	7,965	13,893
Income from continuing operations	30,040	34,826	56,050
Income (loss) from discontinued operations, net of income taxes	14,003	(27,411)	24,896
Net income	44,043	7,415	80,946
Less: Net income attributable to noncontrolling interests	1,244	1,377	853
Net income attributable to Ferro Corporation common shareholders	$42,799	$6,038	$80,093

Amounts attributable to Ferro Corporation:
Net income attributable to Ferro Corporation from continuing operations, net of income tax	28,967	33,739	55,199
Net income (loss) attributable to Ferro Corporation from discontinued operations, net of income tax	13,832	(27,701)	24,894
Income attributable to Ferro Corporation	$42,799	$6,038	$80,093

Weighted-average common shares outstanding	82,232	82,083	83,940
Incremental common shares attributable to performance shares, deferred stock units, restricted stock units, and stock options	792	808	1,145
Weighted-average diluted shares outstanding	83,024	82,891	85,085
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.35	$0.41	$0.66
Discontinued operations	0.17	(0.34)	0.29
	$0.52	$0.07	$0.95
Diluted earnings (loss):
Continuing operations	$0.35	$0.41	$0.65
Discontinued operations	0.17	(0.34)	0.29
	$0.52	$0.07	$0.94

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$44,043	$7,415	$80,946
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	26,991	5,500	(26,113)
Cash flow hedging instruments unrealized loss	(9,420)	(9,710)	(4,242)
Postretirement benefit liabilities gain (loss)	1,993	80	(39)
Other comprehensive income (loss), net of income tax	19,564	(4,130)	(30,394)
Total comprehensive income	63,607	3,285	50,552
Less: Comprehensive income attributable to noncontrolling interests	1,142	1,262	352
Comprehensive income attributable to Ferro Corporation	$62,465	$2,023	$50,200

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$174,077	$96,202
Accounts receivable, net	137,008	139,333
Inventories	260,332	264,476
Other receivables	72,272	69,365
Other current assets	18,261	22,373
Current assets held-for-sale	307,854	291,420
Total current assets	969,804	883,169
Other assets
Property, plant and equipment, net	315,330	302,672
Goodwill	175,351	172,212
Intangible assets, net	119,500	127,815
Deferred income taxes	115,962	98,714
Operating leased assets	15,446	20,088
Other non-current assets	80,618	72,020
Non-current assets held-for-sale	168,922	157,931
Total assets	$1,960,933	$1,834,621
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,839	$8,703
Accounts payable	135,296	138,799
Accrued payrolls	27,166	27,447
Accrued expenses and other current liabilities	124,770	73,016
Current liabilities held-for-sale	107,545	133,780
Total current liabilities	403,616	381,745
Other liabilities
Long-term debt, less current portion	791,509	798,862
Postretirement and pension liabilities	181,610	174,021
Operating leased non-current liabilities	10,064	14,474
Other non-current liabilities	62,050	56,976
Non-current liabilities held-for-sale	71,149	38,341
Total liabilities	1,519,998	1,464,419
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.4 million and 82.0 million shares outstanding at December 31, 2020 and December 31, 2019, respectively	93,436	93,436
Paid-in capital	293,682	294,543
Retained earnings	304,815	262,016
Accumulated other comprehensive loss	(89,710)	(109,376)
Common shares in treasury, at cost	(172,256)	(180,243)
Total Ferro Corporation shareholders’ equity	429,967	360,376
Noncontrolling interests	10,968	9,826
Total equity	440,935	370,202
Total liabilities and equity	$1,960,933	$1,834,621

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
Balances at December 31, 2017	9,386	$(147,056)	$93,436	$302,158	$171,744	$(75,468)	$11,866	$356,680
Net income	—	—	—	—	80,093	—	853	80,946
Other comprehensive loss	—	—	—	—	—	(29,893)	(501)	(30,394)
Purchase of treasury stock	1,471	(28,807)	—	—	—	—	—	(28,807)
Stock-based compensation transactions	(424)	10,318	—	(4,824)	—	—	—	5,494
Change in ownership interest	—	—	—	789	—	—	(2,228)	(1,439)
Distributions to noncontrolling interests	—	—	—	—	—	—	(772)	(772)
Adjustments for accounting standard update 2016-16	—	—	—	—	4,141	—	—	4,141
Balances at December 31, 2018	10,433	(165,545)	93,436	298,123	255,978	(105,361)	9,218	385,849
Net income	—	—	—	—	6,038	—	1,377	7,415
Other comprehensive loss	—	—	—	—	—	(4,015)	(115)	(4,130)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(443)	10,302	—	(3,580)	—	—	—	6,722
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at December 31, 2019	11,431	(180,243)	93,436	294,543	262,016	(109,376)	9,826	370,202
Net income	—	—	—	—	42,799	—	1,244	44,043
Other comprehensive loss	—	—	—	—	—	19,666	(102)	19,564
Stock-based compensation transactions	(366)	7,987	—	(861)	—	—	—	7,126
Balances at December 31, 2020	11,065	$(172,256)	$93,436	$293,682	$304,815	$(89,710)	$10,968	$440,935

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$44,043	$7,415	$80,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets and businesses	246	(916)	164
Depreciation and amortization	40,289	55,879	53,974
Interest amortization	3,974	3,755	3,577
Restructuring and impairment charges	9,787	44,702	4,084
Loss on extinguishment of debt	—	—	3,226
Provision for allowance for doubtful accounts	530	1,086	681
Retirement benefits	4,646	9,063	9,221
Deferred income taxes	(11,640)	(11,826)	(3,720)
Stock-based compensation	7,998	7,406	8,441
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(141,330)	(74,444)	19,885
Inventories	36,485	(10,578)	(33,922)
Accounts payable	(26,671)	(10,075)	35,887
Other current asset, liabilities and adjustments, net	18,451	(3,757)	349
Net cash provided by (used in) operating activities	(13,192)	17,710	182,793
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(31,783)	(64,970)	(80,619)
Collections of financing receivables	129,969	84,567	7,020
Business acquisitions, net of cash acquired	—	(251)	(74,954)
Other investing activities	807	1,957	37
Net cash provided by (used in) investing activities	98,993	21,303	(148,516)
Cash flows from financing activities
Net borrowings (repayments) under loans payable	(709)	45	(19,077)
Principal payments on term loan facility - Credit Facility	—	—	(304,060)
Principal payments on term loan facility - Amended Credit Facility	(8,200)	(8,200)	(6,150)
Proceeds from term loan facility - Amended Credit Facility	—	—	466,075
Proceeds from revolving credit facility - Credit Facility	—	—	134,950
Principal payments on revolving credit facility - Credit Facility	—	—	(212,950)
Proceeds from revolving credit facility - Amended Credit Facility	399,110	227,101	240,035
Principal payments on revolving credit facility - Amended Credit Facility	(399,110)	(227,101)	(240,035)
Payment of debt issuance costs	—	—	(3,466)
Acquisition related contingent consideration payment	—	(5,200)	(9,464)
Proceeds from exercise of stock options	756	1,052	764
Purchase of treasury stock	—	(25,000)	(28,807)
Other financing activities	(1,895)	(1,892)	(8,448)
Net cash provided by (used in) financing activities	(10,048)	(39,195)	9,367
Effect of exchange rate changes on cash and cash equivalents	2,122	283	(2,894)
Increase in cash and cash equivalents	77,875	101	40,750
Cash and cash equivalents at beginning of period	104,402	104,301	63,551
Cash and cash equivalents at end of period	182,277	104,402	104,301
Less: Cash and cash equivalents of discontinued operations at end of period	8,200	8,200	8,200
Cash and cash equivalents of continuing operations at end of period	$174,077	$96,202	$96,101
Cash paid during the period for:
Interest	$31,285	$33,429	$33,910
Income taxes	$19,648	$21,682	$36,789

See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018

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
• Functional Coatings
• Color Solutions

(1)Tile Coating Systems was historically a part of the Performance Coatings reportable segment. As of December 31, 2019, the results of the Tile Coatings business portion of Tile Coating Systems are reported as discontinued operations, for financial reporting purposes.

(2)Porcelain Enamel, previously a part of the Performance Coatings reportable segment, is integrated into the Functional Coatings reportable segment, for financial reporting purposes.

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

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group, which is a portfolio company of certain Lone Star Funds.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Use of Estimates and Assumptions in the Preparation of Financial Statements

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make estimates and to use judgments and assumptions that affect the timing and amount of assets, liabilities, equity, revenues and expenses recorded and disclosed. The more significant estimates and judgments relate to revenue recognition, restructuring and cost reduction programs, asset impairment, income taxes, inventories, goodwill, pension and other postretirement benefits and environmental liabilities. Actual outcomes could differ from our estimates, resulting in changes in revenues or costs that could have a material impact on the Company’s results of operations, financial position, or cash flows.

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

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Research and development expenses are expensed as incurred and are included in Selling, general and administrative expenses. Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were approximately $35.6 million for 2020, $41.0 million for 2019 and $40.1 million for 2018.

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

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

(Dollars in thousands)	2020	2019	2018
Allowance for doubtful accounts	$2,502	$1,756	$1,343
Bad debt expense	255	455	843

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Recently Adopted Accounting Pronouncement

This section provides a description of new accounting pronouncements issued by the FASB that are applicable to the Company.

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
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, issued March, 2020

Along with ASU 2021-01, Reference Rate Reform (Topic 848): Scope, provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in these ASUs are effective for all entities through December 31, 2022.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

3. Revenue

Revenues disaggregated by geography and reportable segment for the year ended December 31, 2020, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$267,041	$195,027	$100,727	$45,397	$608,192
Color Solutions	129,222	146,434	40,221	34,885	350,762
Total net sales	$396,263	$341,461	$140,948	$80,282	$958,954

Revenues disaggregated by geography and reportable segment for the year ended December 31, 2019, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$295,198	$197,494	$101,521	$50,570	$644,783
Color Solutions	136,934	161,773	37,485	33,482	369,674
Total net sales	$432,132	$359,267	$139,006	$84,052	$1,014,457

Revenues disaggregated by geography and reportable segment for the year ended December 31, 2018, follow:

(Dollars in thousands)	EMEA	United States	Asia Pacific	Latin America	Total
Functional Coatings	$324,092	$207,012	$100,329	$52,236	$683,669
Color Solutions	142,102	172,901	41,642	34,382	391,027
Total net sales	$466,194	$379,913	$141,971	$86,618	$1,074,696

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

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $420.0 million after expenses. We entered into a Transition Services Agreement (“TSA”) with the Buyer, which is designed to facilitate an orderly transfer of business operations. The services provided under the TSA will terminate within at various times between six to twelve months. Except for customary post-closing adjustments and transition services, we have no continuing involvement with the Buyer subsequent to the completion of the sale.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The table below summarizes results for the Tile Coatings business for the year ended December 31, 2020, 2019 and 2018 which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

(Dollars in thousands)	2020	2019	2018
Net sales	$440,501	$491,493	$537,712
Cost of sales	327,505	388,959	420,168
Gross profit	112,996	102,534	117,544
Selling, general and administrative expenses	72,033	71,591	58,858
Restructuring and impairment charges	2,290	44,378	6,179
Interest expense	10,650	11,556	12,835
Interest earned	(184)	(122)	(125)
Foreign currency losses (gains), net	6,608	(2,397)	1,852
Miscellaneous expense, net	2,281	2,127	3,896
Income (loss) from discontinued operations before income taxes	19,318	(24,599)	34,049
Income tax expense	5,315	2,812	9,153
Income (loss) from discontinued operations, net of income taxes	14,003	(27,411)	24,896
Less: Net income attributable to noncontrolling interests	171	290	2
Net income (loss) attributable to Tile Coatings business	$13,832	$(27,701)	$24,894

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2020 and 2019:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$8,200	$8,200
Accounts receivable, net	211,548	156,645
Inventories	84,239	101,127
Other receivables	1,630	22,442
Other current assets	2,237	3,006
Current assets held-for-sale	307,854	291,420
Property, plant and equipment, net	108,145	96,762
Amortizable intangible assets, net	42,126	39,692
Deferred income taxes	12,267	14,425
Other non-current assets	6,384	7,052
Non-current assets held-for-sale	168,922	157,931
Total assets held-for-sale	$476,776	$449,351

Loans payable and current portion of long-term debt	$3,927	$3,678
Accounts payable	85,308	96,998
Accrued payrolls	5,946	4,838
Accrued expenses and other current liabilities	12,364	28,266
Current liabilities held-for-sale	107,545	133,780
Long-term debt, less current portion	56,359	25,805
Postretirement and pension liabilities	8,119	7,473
Other non-current liabilities	6,671	5,063
Non-current liabilities held-for-sale	71,149	38,341
Total liabilities held-for-sale	$178,694	$172,121

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The following table summarizes cash flow data relating to discontinued operations for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	2020	2019	2018
Depreciation	$—	$11,264	$10,778
Amortization of intangible assets	—	3,192	3,219
Capital expenditures	(4,713)	(9,965)	(5,830)
Non-cash operating activities - fixed asset impairment	—	—	—
Non-cash operating activities - goodwill impairment	—	42,515	—
Non-cash operating activities - restructuring	1,080	127	—
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at year end	1,493	1,087	5,926

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

Ernst Diegel GmbH

On August 31, 2018, the Company acquired 100% of the equity interests of Ernst Diegel GmbH (“Diegel”), including the real property of a related party, for 12.1 million euros (approximately $14.0 million) in cash. Its products include decorative coatings for glass and high-performance plastics coatings, primarily in automotive applications within the Functional Coatings reportable segment. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $7.0 million of personal and real property, $4.8 million of net working capital, $2.0 million of amortizable intangible assets, $1.7 million of goodwill and $1.5 million of deferred tax liability on the consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

MRA Laboratories, Inc.

On July 12, 2018, the Company acquired 100% of the equity interests of MRA Laboratories, Inc. (“MRA”) for $16.0 million in cash. Its products include dielectrics and electronic ink products for passive component applications within the Functional Coatings reportable segment. The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of the assets acquired and liabilities assumed, which were determined with the assistance of third parties who performed independent valuations using discounted cash flow and comparative market approaches, and estimates made by management. The Company recorded $7.2 million of goodwill, $6.7 million of amortizable intangible assets, $3.4 million of net working capital, $1.6 million of deferred tax liability and $0.3 million of personal and real property on the consolidated balance sheets.

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

6. Inventories

Inventory at December 31 consisted of the following:

(Dollars in thousands)	2020	2019
Raw materials	$81,344	$80,176
Work in process	48,770	49,717
Finished goods	130,218	134,583
Total inventories	$260,332	$264,476

In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $2.9 million for 2020, $3.1 million for 2019, and $2.1 million for 2018. We had on hand precious metals owned by participants in our precious metals consignment program of $87.2 million at December 31, 2020 and $66.2 million at December 31, 2019, measured at fair value based on market prices for identical assets.

7. Property, Plant and Equipment

Property, Plant and Equipment at December 31 consisted of the following:

(Dollars in thousands)	2020	2019
Land	$38,283	$36,628
Buildings	176,306	157,862
Machinery and equipment	472,323	431,189
Construction in progress	76,800	92,460
Total property, plant and equipment	763,712	718,139
Total accumulated depreciation	(448,382)	(415,467)
Property, plant and equipment, net	$315,330	$302,672

Depreciation expense was $27.8 million for 2020, $28.3 million for 2019, and $27.3 million for 2018. Additional depreciation expense of $11.3 million for 2019, and $10.8 million for 2018 were classified within Income (loss) from discontinued operations, net of income taxes.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, were $5.3 million for 2020, $3.5 million for 2019, and $7.7 million for 2018.

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

8. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment are as follows:

	Functional	Color
(Dollars in thousands)	Coatings	Solutions	Total
Goodwill, net at December 31, 2018	$122,411	$50,545	$172,956
Foreign currency adjustments	(506)	(238)	(744)
Goodwill, net at December 31, 2019	$121,905	$50,307	$172,212
Foreign currency adjustments	1,665	1,474	3,139
Goodwill, net at December 31, 2020	$123,570	$51,781	$175,351

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Goodwill, gross	$233,818	$230,679
Accumulated impairment losses	(58,467)	(58,467)
Goodwill, net	$175,351	$172,212

During the fourth quarter of 2020 and 2019, we performed our annual goodwill impairment testing. The test entailed comparing the fair value of our reporting units to their carrying value as of the measurement date of October 31, 2020 and October 31, 2019, respectively. We performed step 1 of the annual impairment test as defined in ASC Topic 350, Intangibles - Goodwill and Other. We estimate fair values of the reporting units using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting units’ fair values, unless facts and circumstances exist that indicate more representative fair values. The income approach uses projected cash flows attributable to the reporting units and allocates certain corporate expenses to the reporting units. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date. As a result of the 2020 assessment, there were no impairment indicators.

The significant assumptions used in our impairment analysis of goodwill are the weighted-average cost of capital and revenue growth rates.

During our 2020 and 2019 assessments, the result of the goodwill impairment test was that there were no indicators of impairment associated with our continuing operations. The Company is not aware of any events or circumstances that occurred between the annual assessment date and December 31, 2020, which would require further testing of goodwill for impairment.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

During 2019, the assets pertaining to our Tile Coatings business were classified as held-for-sale and the goodwill was immaterial at December 31, 2020 and 2019. At December 31, 2018, $43.5 million of goodwill, net was classified as Non-current assets held-for-sale. Refer to Note 4 for additional information on our Tile Coatings business classified as held-for-sale. During 2019, the Company recorded goodwill impairment charges of $42.5 million within our Tile Coatings business, which is included in Net income from discontinued operations, net of taxes. The fair value of the assets within the Tile Coatings business was valued below its carrying value, resulting in a $33.5 million goodwill impairment charge in the fourth quarter of 2019. There were additional $5.9 million and $3.1 million of goodwill impairment charges in the second and third quarter of 2019, respectively, which was a result of the finalization of purchase accounting of the Quimicer, FMU, and Gardenia acquisitions.

Amortizable intangible assets at December 31 consisted of the following:

	Estimated
(Dollars in thousands)	Economic Life	2020	2019
Gross amortizable intangible assets:
Patents	10 - 16 years	$5,589	$5,434
Land rights	20 - 40 years	3,173	2,900
Technology/know-how and other	1- 30 years	116,015	112,940
Customer relationships	10 - 20 years	68,142	66,454
Total gross amortizable intangible assets		192,919	187,728
Accumulated amortization:
Patents		(5,566)	(5,413)
Land rights		(1,630)	(1,378)
Technology/know-how and other		(61,104)	(50,973)
Customer relationships		(18,317)	(14,831)
Total accumulated amortization		(86,617)	(72,595)
Amortizable intangible assets, net		$106,302	$115,133

We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $12.0 million for 2020, $13.0 million for 2019, and $12.6 million for 2018. Amortization expense for amortizable intangible assets is expected to be approximately $12.7 million for 2021, $11.4 million for 2022, $11.3 million for 2023, $11.1 million for 2024, and $11.0 million for 2025.

Indefinite-lived intangible assets at December 31 consisted of the following:

(Dollars in thousands)	2020	2019
Indefinite-lived intangibles assets:
Trade names and trademarks	$13,198	$12,682

9. Debt and Other Financing

Loans payable and current portion of long-term debt at December 31 consisted of the following:

(Dollars in thousands)	2020	2019
Current portion of long-term debt	$8,839	$8,703
Loans payable and current portion of long-term debt	$8,839	$8,703

Long-term debt at December 31 consisted of the following:

(Dollars in thousands)	2020	2019
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$793,731	$801,764
Capital lease obligations	2,911	2,305
Other notes	3,706	3,496
Total long-term debt	800,348	807,565
Current portion of long-term debt	(8,839)	(8,703)
Long-term debt, less current portion	$791,509	$798,862

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $3.7 million at December 31, 2020 and $3.9 million at December 31, 2019.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The annual maturities of long-term debt for each of the five years after December 31, 2020, are as follows (in thousands):

2021	$9,116
2022	9,095
2023	8,957
2024	773,652
2025	691
Thereafter	3,309
Total maturities of long-term debt	804,820
Unamortized issuance costs on Term loan facility	(3,719)
Imputed interest and executory costs on capitalized lease obligations	(753)
Total long-term debt	$800,348

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

At December 31, 2020, the Company had borrowed $345.2 million under the Tranche B-1 Loans at an interest rate of 2.50%, $228.5 million under the Tranche B-2 Loans at an interest rate of 2.50%, and $223.7 million under the Tranche B-3 Loans at an interest rate of 2.50%. At December 31, 2020, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At December 31, 2020, the effective interest rate for the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, after adjusting for the interest rate swap, was 4.93%, 2.50%, and 2.48%, respectively.

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

At December 31, 2020, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $495.8 million of borrowings available under the revolving credit facilities at December 31, 2020.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At December 31, 2020, we were in compliance with the covenants of the Amended Credit Facility.

As noted in Note 4, on February 25, 2021, we completed the sale of our Tile Coatings business. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

In conjunction with the refinancing of the Credit Facility in April, 2018, as discussed above, we recorded a charge of $3.2 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2018.

Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. During the third quarter of 2020, these programs were amended to include a domestic program. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the years ended December 31, 2020, 2019 and 2018, was immaterial. The program, whose maximum capacity is €85 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 85% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer, was $24.5 million at December 31, 2020 and $19.3 million at December 31, 2019. The carrying amount of the deferred purchase was $9.8 million and $6.6 million at December 31, 2020 and December 31, 2019, respectively, and is recorded in Other receivables. As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business. As such, our Tile Coatings business was classified as held-for-sale. At December 31, 2019, outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer and which pertained to the Tile Coatings business, was $52.6 million. The carrying amount of the deferred purchase price at December 31, 2019 was $20.5 million, and, at December 31, 2020, no amount remained. Both are recorded in Current assets held-for-sale in our consolidated balance sheets.

(Dollars in thousands)	2020	2019
Trade accounts receivable sold to financial institutions	$340,516	$59,293
Cash proceeds from financial institutions (1)	241,937	39,958
Trade accounts receivable collected to be remitted (2)	35,982	12,817

(1)Excluded from the table above, in 2020 and 2019, our Tile Coatings business received cash proceeds from financial institutions of $47.3 million and $131.5 million, respectively. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

(2)Included in Accrued expense and other current liabilities. During 2019, trade accounts receivable collected to be remitted of $12.8 million, which pertained to the Tile Coatings business, was excluded from the table above and is included in Current liabilities held-for-sale in our consolidated balance sheets.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $28.1 million at December 31, 2020 and December 31, 2019. The unused portions of these lines provided additional liquidity of $25.0 million at December 31, 2020 and December 31, 2019.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

10. Financial Instruments

The following table presents financial instrument assets (liabilities) at the carrying amount, fair value and classification within the fair value hierarchy:

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174,077	$174,077	$174,077	$—	$—
Term loan facility - Amended Credit Facility (1)	(793,731)	(783,143)	—	(783,143)	—
Other long-term notes payable	(3,706)	(1,887)	—	(1,887)	—
Cross currency swaps	(5,162)	(5,162)	—	(5,162)	—
Interest rate swaps	(24,694)	(24,694)	—	(24,694)	—
Foreign currency forward contracts, net	2,019	2,019	—	2,019	—

	December 31, 2019
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,202	$96,202	$96,202	$—	$—
Term loan facility - Credit Facility (1)	(801,764)	(799,750)	—	(799,750)	—
Other long-term notes payable	(3,496)	(1,557)	—	(1,557)	—
Cross currency swaps	22,111	22,111	—	22,111	—
Interest rate swaps	(14,698)	(14,698)	—	(14,698)	—
Foreign currency forward contracts, net	601	601	—	601	—

(1)The carrying values of the term loan facilities are net of unamortized debt issuance costs of $3.7 million and $3.9 million for the period ended December 31, 2020, and December 31, 2019, respectively.

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

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount was $311.2 million at December 31, 2020. These swaps are hedging risk associated with the Tranche B-1 Loans. These interest rate swaps are designated as cash flow hedges. As of December 31, 2020, the Company expects it will reclassify net losses of approximately $8.5 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loans. These cross currency swaps are designated as cash flow hedges. The notional amount was $223.7 million at December 31, 2020, with a maturity date of February 14, 2024. The spot to spot change is recorded in Foreign currency losses, net, to offset the gain or loss recognized on the foreign denominated debt. As of December 31, 2020, the Company expects it will reclassify net losses of approximately $0.1 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the year ended December 31, 2020 and 2019, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2020	2019	2020	2019	AOCL into Income
Interest rate swaps	$(16,274)	$(11,050)	$(4,757)	$(441)	Interest expense
Cross currency swaps	(18,415)	8,319	2,137	5,844	Interest expense
			$(2,620)	$5,403	Total Interest expense
Cross currency swaps			(19,845)	4,759	Foreign currency losses, net
			$(19,845)	$4,759	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the year ended December 31, 2020 and 2019, are as follows:

(Dollars in thousands)	2020	2019
Interest expense	$21,880	$24,302
Foreign currency losses, net	3,627	9,166

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

In the second quarter of 2018, the Company entered into cross currency swap agreements where we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. This net investment hedge was terminated in the fourth quarter of 2020. These swaps were hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps were recognized in AOCL.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The amount of gain (loss) on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the year ended December 31, 2020 and 2019, follow:

			Amount of Gain
			Recognized in Income on
	Amount of Gain (Loss)		Derivative (Amount Excluded
	Recognized in AOCL		from Effectiveness Testing)		Location of Gain
(Dollars in thousands)	2020	2019	2020	2019	in Earnings
Cross currency swaps	$(7,655)	$6,330	$1,468	$3,688	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign currency forward contracts.  We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade, primarily intercompany transactions, and reported as Foreign currency losses, net in the consolidated statements of operations. We incurred net gains of $6.6 million in 2020, net losses of $2.5 million in 2019, and approximately zero in 2018, arising from the change in fair value of our financial instruments, which are netted against the related net gains and losses on international trade transactions. The fair values of these contracts are based on market prices for comparable contracts. The notional amount of foreign currency forward contracts was $494.2 million at December 31, 2020 and $625.9 million at December 31, 2019.

The following table presents the effect on our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively, of foreign currency forward contracts:

	Amount of Gain (Loss)
	Recognized in Earnings
(Dollars in thousands)	2020	2019	2018	Location of Gain (Loss) in Earnings
Foreign currency forward contracts	$6,589	$(2,462)	$(12)	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our consolidated balance sheets at December 31, 2020 and 2019. All derivatives are reported on a gross basis.

(Dollars in thousands)	2020	2019	Balance Sheet Location
Cross currency swaps	$9	$6,711	Other current assets
Cross currency swaps	—	15,400	Other non-current assets
Foreign currency forward contracts	2,649	1,474	Other current assets
Liability derivatives:
Interest rate swaps	$(8,436)	$(3,723)	Accrued expenses and other current liabilities
Interest rate swaps	(16,258)	(10,975)	Other non-current liabilities
Cross currency swaps	(67)	—	Accrued expenses and other current liabilities
Cross currency swaps	(5,104)	—	Other non-current liabilities
Foreign currency forward contracts	(630)	(873)	Accrued expenses and other current liabilities

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

11. Income Taxes

Income tax expense (benefit) is based on our earnings from continuing operations before income taxes as presented in the following table:

(Dollars in thousands)	2020	2019	2018
U.S.	$7,961	$18,709	$13,854
Foreign	36,940	24,082	56,089
Total	$44,901	$42,791	$69,943

Our income tax expense (benefit) from continuing operations consists of the following components:

(Dollars in thousands)	2020	2019	2018
Current:
U.S. federal	$(3,298)	$475	$449
Foreign	20,238	18,204	19,311
State and local	104	168	211
Total current	17,044	18,847	19,971
Deferred:
U.S. federal	3,935	(3,832)	3,265
Foreign	(6,856)	(8,340)	(9,157)
State and local	738	1,290	(186)
Total deferred	(2,183)	(10,882)	(6,078)
Total income tax expense (benefit)	$14,861	$7,965	$13,893

In addition, income tax expense (benefit) that we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

(Dollars in thousands)	2020	2019	2018
Interest rate swaps	$(2,848)	$(3,210)	$(1,529)
Postretirement benefit liability adjustments	153	11	(32)
Net investment hedge	(2,113)	654	954
Foreign currency translations	44	27	—
Total income tax (benefit) expense allocated to Ferro Corporation shareholders' equity	$(4,764)	$(2,518)	$(607)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate difference	7.2	9.8	7.4
Non-deductible expenses	4.5	4.4	2.9
Foreign currency	4.1	1.4	0.3
Global intangible low-taxed income, net	2.5	2.8	1.8
Tax rate changes	1.1	0.9	(3.0)
State taxes	1.0	1.3	0.7
Foreign withholding taxes	0.7	1.3	1.0
Net adjustment of prior year accrual	1.3	(5.0)	(4.2)
Goodwill dispositions, impairments and amortization	—	(1.2)	—
Foreign derived intangible income deduction	(0.7)	(3.2)	(1.6)
Adjustment of valuation allowances	(0.9)	(16.1)	(6.0)
Other	(1.7)	2.7	(2.5)
Uncertain tax positions, net of tax audit settlements	(2.6)	1.7	3.8
Tax credits	(4.4)	(3.2)	(1.7)
Effective tax rate	33.1%	18.6%	19.9%

We have refundable income taxes of $9.5 million at December 31, 2020 and $16.9 million at December 31, 2019, classified as Other receivables on our consolidated balance sheets. We also have income taxes payable of $16.0 million at December 31, 2020, and $8.4 million at December 31, 2019, classified as Accrued expenses and other current liabilities on our consolidated balance sheets.

The components of deferred tax assets and liabilities at December 31, 2020 and 2019 were:

(Dollars in thousands)	2020	2019
Deferred tax assets:
Foreign operating loss carryforwards	$36,631	$35,394
Pension and other benefit programs	41,968	39,633
Foreign tax credit carryforwards	12,306	11,423
Accrued liabilities	12,883	10,726
Other credit carryforwards	8,639	6,707
Disallowed interest	7,692	2,633
Other	7,217	8,528
State and local operating loss carryforwards	1,900	2,058
Inventories	2,879	2,366
Allowance for doubtful accounts	589	746
Currency differences	5,605	1,407
Total deferred tax assets	138,309	121,621
Deferred tax liabilities:
Property, plant and equipment and intangibles -- depreciation and amortization	16,024	23,617
Unremitted earnings of foreign subsidiaries	1,903	1,594
Deferred gain	2,351	99
Other	2,030	2,016
Total deferred tax liabilities	22,308	27,326
Net deferred tax assets before valuation allowance	116,001	94,295
Valuation allowance	(10,872)	(10,447)
Net deferred tax assets	$105,129	$83,848

The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

At December 31, 2020, we had $28.1 million of state and local operating loss carryforwards and $167.1 million of foreign operating loss carryforwards, which can be carried forward indefinitely and others expire in 1 to 20 years. At December 31, 2020, we had $22.6 million in tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

	Operating Loss	Tax Credit
(Dollars in thousands)	Carryforwards	Carryforwards
Expiring in:
2021	$3,612	$91
2022-2026	24,593	12,180
2027-2031	21,159	4,979
2032-2036	12,276	3,467
2037-2041	1,250	936
2042-Indefinitely	132,288	936
Total	$195,178	$22,589

We assess the available positive and negative evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was whether a cumulative loss over the three-year period ended December 31, 2020 had been incurred. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.

Based on this assessment as of December 31, 2020, the Company has recorded a valuation allowance of $10.9 million in order to measure only the portion of the deferred tax assets that more likely than not will be realized.

We classified net deferred income tax assets as of December 31, 2020 and 2019 as detailed in the following table:

(Dollars in thousands)	2020	2019
Non-current assets	$115,962	$98,714
Non-current liabilities	(10,833)	(14,866)
Net deferred tax assets	$105,129	$83,848

Activity and balances of unrecognized tax benefits are summarized below:

(Dollars in thousands)	2020	2019	2018
Balance at beginning of year	$26,000	$24,869	$28,470
Additions based on tax positions related to the current year	153	3,425	4,041
Additions for tax positions of prior years	260	—	24
Reductions for tax positions of prior years	(3,781)	—	(1,710)
Reductions as a results of expiring statutes of limitations	(1,394)	(688)	(420)
Foreign currency adjustments	1,245	(660)	(786)
Settlements with taxing authorities	—	(946)	(4,750)
Balance at end of year	$22,483	$26,000	$24,869

The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $8.5 million at December 31, 2020, $8.7 million at December 31, 2019, and $9.2 million at December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.6 million of expense in 2020, $0.5 million of expense in 2019, and $0.4 million of expense in 2018 for interest, net of tax, and related penalties. The Company accrued $2.9 million at December 31, 2020, $2.9 million at December 31, 2019, and $1.8 million at December 31, 2018 for payment of interest, net of tax, and penalties.

We anticipate that $7.0 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods and the anticipation of the closure of tax examinations.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

At December 31, 2020, we provided $1.9 million for deferred income taxes on $13.8 million of undistributed earnings of foreign subsidiaries that are not considered to be indefinitely reinvested. For certain other of the Company’s foreign subsidiaries, undistributed earnings of approximately $232.9 million are considered to be indefinitely reinvested, and we have not provided for deferred taxes on such earnings. We have not disclosed deferred income taxes on undistributed earnings of foreign subsidiaries where they are considered to be indefinitely reinvested, as it is not practicable to estimate the additional taxes that might be payable on the eventual remittance of such earnings, given the uncertain timing of when any such eventual remittance may occur, the significant number of foreign subsidiaries we have, the multiple layers within our legal entity structure, and the complexities of tax regulations across those foreign subsidiaries.

12. Contingent Liabilities

The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $5.1 million at December 31, 2020 and $4.8 million at December 31, 2019. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

We have recorded environmental liabilities of $5.7 million at December 31, 2020 and $7.2 million at December 31, 2019, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at December 31, 2020 and December 31, 2019, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation and other circumstances.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

13. Retirement Benefits

Defined Benefit Pension Plans

	U.S. Pension Plans			Non-U.S. Plans
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
Service cost	$10	$10	$11	$1,555	$1,410	$1,392
Interest cost	9,479	11,787	11,308	1,788	2,264	2,166
Expected return on plan assets	(14,782)	(12,622)	(15,982)	(601)	(758)	(755)
Amortization of prior service cost	—	—	—	13	7	6
Mark-to-market actuarial net losses	10,938	1,228	16,633	2,977	11,033	2,444
Curtailment and settlement effects losses (gains)	—	—	—	66	292	156
Special termination benefits	114	—	—	26	—	106
Net periodic benefit cost	$5,759	$403	$11,970	$5,824	$14,248	$5,515
Weighted-average assumptions:
Discount rate	3.35%	4.40%	3.80%	1.76%	2.61%	2.35%
Rate of compensation increase	N/A	N/A	N/A	3.11%	3.19%	3.18%
Expected return on plan assets	7.70%	7.70%	7.70%	2.04%	2.74%	2.55%

For the majority of our U.S. defined benefit pension plans, the participants stopped accruing benefit service costs on or before January 1, 2011.

In 2020, the mark-to-market actuarial net loss on the U.S. pension plans of $10.9 million consisted of a charge of $23.0 million to remeasure the liability based on a lower discount rate compared with the prior year, partially offset by a gain of $10.7 million from actual returns on plan assets exceeding expected returns and a $1.4 million gain on demographic experience and actuarial assumptions. The mark-to-market actuarial net loss of $3.0 million for non-U.S. plans was primarily consisted of a charge of $5.9 million to remeasure the liability based on a lower discount rate compared with the prior year, partially offset by a $2.1 million gain on demographic experience and actuarial assumptions.

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

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

	U.S. Pension Plans		Non-U.S. Pension Plans
(Dollars in thousands)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$296,181	$279,885	$116,698	$106,098
Service cost	10	10	1,555	1,410
Interest cost	9,479	11,787	1,788	2,264
Curtailments	—	—	—	(45)
Amendments	—	—	(714)	23
Settlements	—	—	(835)	(734)
Special termination benefits	114	—	26	—
Plan participants' contributions	—	—	—	14
Benefits paid	(21,119)	(19,978)	(3,145)	(5,367)
Actuarial loss	21,645	24,477	4,907	14,949
Exchange rate effect	—	—	9,852	(1,914)
Benefit obligation at end of year	$306,310	$296,181	$130,132	$116,698
Accumulated benefit obligation at end of year	$306,310	$296,181	$119,914	$107,332
Change in plan assets:
Fair value of plan assets at beginning of year	$223,227	$204,425	$33,898	$32,979
Actual return on plan assets	25,489	35,871	2,465	4,336
Employer contributions	1,648	2,909	2,363	3,277
Plan participants' contributions	—	—	—	14
Benefits paid	(21,119)	(19,978)	(3,145)	(5,367)
Effect of settlements	—	—	(835)	(734)
Exchange rate effect	—	—	2,841	(607)
Fair value of plan assets at end of year	$229,245	$223,227	$37,587	$33,898
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$59	$44
Accrued expenses and other current liabilities	(389)	(410)	(2,575)	(2,589)
Postretirement and pension liabilities	(76,676)	(72,544)	(90,029)	(80,255)
Funded status	$(77,065)	$(72,954)	$(92,545)	(82,800)

	U.S. Pension Plans		Non-U.S. Pension Plans
(Dollars in thousands)	2020	2019	2020	2019
Weighted-average assumptions as of December 31:
Discount rate	2.55%	3.35%	1.29%	1.76%
Rate of compensation increase	N/A	N/A	2.98%	3.11%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$306,310	$296,181	$94,567	$84,791
Plan assets	229,245	223,227	1,963	1,946
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$306,310	$296,181	$94,057	$84,338
Accumulated benefit obligations	306,310	296,181	83,923	75,073
Plan assets	229,245	223,227	1,518	1,553

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

Activity and balances in Accumulated other comprehensive loss related to defined benefit pension plans are summarized below:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Dollars in thousands)	2020	2019	2020	2019
Prior service (cost):
Balance at beginning of year	$—	$—	$(44)	$(22)
Amounts recognized as net periodic benefit costs	—	—	(13)	(7)
Plan amendments	—	—	(604)	(14)
Exchange rate effects	—	—	(11)	(1)
Balance at end of year	$—	$—	$(672)	$(44)

The overall investment objective for our defined benefit pension plan assets is to achieve the highest level of investment return that is compatible with prudent investment practices, asset class risk and current and future benefit obligations of the plans. Based on the potential risks and expected returns of various asset classes, the Company establishes asset allocation ranges for major asset classes. For U.S. plans, the target allocations are 35% fixed income, 60% equity, and 5% other investments. Non-U.S. plan allocations are primarily comprised of fixed income securities. The Company invests in funds and with asset managers that track broad investment indices. The equity funds generally capture the returns of the equity markets in the U.S., Europe, and Asia Pacific and also reflect various investment styles, such as growth, value, and large or small capitalization. The fixed income funds generally capture the returns of government and investment-grade corporate fixed income securities in the U.S. and Europe and also reflect various durations of these securities.

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

The fair values of our pension plan assets at December 31, 2020, by asset category are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
U.S. plans:
Fixed income:
Guaranteed deposits	$—	$1,699	$—	$1,699
Mutual funds	72,424	—	—	72,424
Commingled funds	—	423	182	605
Equities:
U.S. common stocks	4,142	—	—	4,142
Mutual funds	135,791	—	—	135,791
Commingled funds	—	628	—	628
Total assets in the fair value hierarchy	$212,357	$2,750	$182	$215,289
Investments measured at net asset value	—	—	—	13,956
Investments at fair value	$212,357	$2,750	$182	$229,245
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$183	$—	$—	$183
Guaranteed deposits	—	782	33,733	34,515
Mutual funds	1,519	1,093	—	2,612
Other	84	—	—	84
Equities:
Mutual funds	193	—	—	193
Total	$1,979	$1,875	$33,733	$37,587

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The fair values of our pension plan assets at December 31, 2019, by asset category are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
U.S. plans:
Fixed income:
Guaranteed deposits	$—	$1,863	$—	$1,863
Mutual funds	73,563	—	—	73,563
Commingled funds	—	434	244	678
Equities:
U.S. common stocks	4,198	—	—	4,198
Mutual funds	128,546	—	—	128,546
Commingled funds	—	706	—	706
Total assets in the fair value hierarchy	$206,307	$3,003	$244	$209,554
Investments measured at net asset value	—	—	—	13,673
Investments at fair value	$206,307	$3,003	$244	$223,227
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$10	$—	$—	$10
Guaranteed deposits	—	748	30,155	30,903
Mutual funds	2,352	—	—	2,352
Other	89	—	—	89
Equities:
Mutual funds	544	—	—	544
Total	$2,995	$748	$30,155	$33,898

The Company’s U.S. pension plans held 0.3 million shares of the Company’s common stock with a market value of $4.1 million at December 31, 2020 and 0.3 million shares with a market value of $4.2 million at December 31, 2019.

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

A rollforward of Level 3 assets is presented below. Unrealized gains included in earnings were $4.1 million in 2020 and unrealized gains included in earnings were $3.9 million in 2019.

	Guaranteed	Commingled
(Dollars in thousands)	deposits	funds	Total
Balance at December 31, 2018	$27,318	$226	$27,544
Sales	(473)	—	(473)
Gains (losses) included in earnings	3,885	18	3,903
Exchange rate effect	(575)	—	(575)
Balance at December 31, 2019	$30,155	$244	$30,399
Sales	(616)	—	(616)
Gains (losses) included in earnings	4,194	(62)	4,132
Exchange rate effect	—	—	—
Balance at December 31, 2020	$33,733	$182	$33,915

We expect to contribute approximately $15.0 million to our U.S. pension plans and $2.6 million to our non-U.S. pension plans in 2021.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

We estimate that future pension benefit payments, will be as follows:

	U.S.	Non-U.S.
(Dollars in thousands)	Plans	Plans
2021	$20,587	$4,040
2022	20,696	4,876
2023	20,262	4,063
2024	20,087	4,088
2025	20,004	4,266
2026-2030	93,327	24,858

Postretirement Health Care and Life Insurance Benefit Plans

(Dollars in thousands)	2020	2019	2018
Net periodic benefit cost:
Interest expense	$529	$702	$732
Service cost	3	2	—
Amortization of prior service costs	(4,240)	—	—
Mark-to-market actuarial net loss (gain)	101	1,080	(2,580)
Total net periodic benefit cost (credit)	$(3,607)	$1,784	$(1,848)
Weighted-average assumptions:
Discount rate	3.25%	4.30%	3.70%
Current trend rate for health care costs	6.10%	6.30%	6.40%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	2036	2036	2036

(Dollars in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$17,149	$17,198
Service cost	3	2
Interest cost	529	702
Plan amendments	(4,240)	—
Benefits paid	(1,688)	(1,833)
Actuarial loss (gain)	101	1,080
Benefit obligation at end of year	$11,854	$17,149
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,688	1,836
Benefits paid	(1,688)	(1,836)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(1,047)	$(1,945)
Postretirement and pension liabilities	(10,807)	(15,204)
Funded status	$(11,854)	$(17,149)
Weighted-average assumptions as of December 31:
Discount rate	2.40%	3.25%
Current trend rate for health care costs	6.00%	6.10%
Ultimate trend rate for health care costs	4.50%	4.50%
Year that ultimate trend rate is reached	2036	2036

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

	Before	After
	Medicare	Medicare
(Dollars in thousands)	Subsidy	Subsidy
2021	$1,046	$1,016
2022	1,001	971
2023	957	926
2024	918	889
2025	867	837
2026-2030	3,733	3,595

Other Retirement Plans

We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. The expense applicable to these plans was $3.2 million, $3.7 million, and $2.9 million in 2020, 2019, and 2018, respectively.

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

Stock options, performance share units, deferred stock units and restricted stock units were the only grant types outstanding at December 31, 2020. Stock options, performance share units, and restricted stock units are discussed below. Activities in other grant types were not significant.

Stock Options

General Information

Stock options outstanding at December 31, 2020, have a term of 10 years, vest evenly over three years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death or retirement, the stock options become 100% vested and exercisable.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options granted in the respective years:

	2020	2019	2018
Weighted-average grant-date fair value	$5.28	$6.47	$8.91
Expected life, in years	5.2	5.6	5.4
Risk-free interest rate	1.4%	2.5%	2.7%
Expected volatility	35.1%	33.9%	39.7%
Expected dividend yield	—%	—%	—%

Stock Option Activity Information

A summary of stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at December 31, 2019	1,728,999	$12.49
Granted	345,100	14.64
Exercised	(115,033)	6.57
Forfeited or expired	(25,167)	14.65
Outstanding at December 31, 2020	1,933,899	$13.20	5.4	$4,959
Exercisable at December 31, 2020	1,381,365	$11.96	4.1	$4,916
Vested or expected to vest at December 31, 2020	1,933,899	$13.20	5.4	$4,959

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

Information related to stock options exercised follows:

(Dollars in thousands)	2020	2019	2018
Proceeds from the exercise of stock options	$756	$1,052	$727
Intrinsic value of stock options exercised	867	750	1,590
Income tax benefit related to stock options exercised	182	158	334

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

Stock Options Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

(Dollars in thousands)	2020	2019	2018
Compensation expense recorded in Selling, general and administrative expenses	$2,304	$1,801	$1,528
Deferred income tax benefits related to compensation expense	484	378	321
Total fair value of stock options vested	465	1,387	1,390
Unrecognized compensation cost	2,039	1,469	606
Expected weighted-average recognition period for unrecognized compensation, in years	1.8	2.2	2.7

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

Performance Share Unit Valuation Model and Method Information

The estimated fair value of performance share units granted in 2020, 2019 and 2018 is based on the closing price of the Company’s common stock on the date of issuance and recorded based on achievement of target performance metrics. As of December 31, 2020, we had 0.2 million and 0.2 million performance share units outstanding associated with our 2020 and 2019 grants, respectively.

The weighted average grant date fair value of our performance share units was $14.64 for shares granted in 2020, $17.61 for shares granted in 2019 and $22.92 for shares granted in 2018. All performance share units are initially expensed at target and are evaluated each reporting period for likelihood of achieving the performance metrics, and the expense is adjusted, as appropriate.

Performance Share Unit Activity Information

A summary of performance share unit activity follows:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	Units	Term
Outstanding at December 31, 2019	452,000
Granted	284,894
Earned	(243,394)
Forfeited or expired	(11,502)
Outstanding at December 31, 2020	481,998	1.2
Vested or expected to vest at December 31, 2020	481,998	1.2

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

Performance Share Unit Expense Information

A summary of amounts recorded and to be recorded for stock-based compensation related to performance share units follows:

(Dollars in thousands)	2020	2019	2018
Compensation expense recorded in Selling, general and administrative expenses	$3,270	$3,607	$4,152
Deferred income tax benefits related to compensation expense	773	757	872
Unrecognized compensation cost	3,417	2,730	3,599
Expected weighted-average recognition period for unrecognized compensation, in years	1.5	1.6	1.4

Restricted Stock Units

We granted 0.2 million, 0.2 million and 0.1 million restricted stock units in 2020, 2019, and 2018, respectively. Fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of issuance. Restricted stock units are expressed as equivalent shares of the Company’s common stock, and have a three year vesting period. Total expense included in Selling, general and administrative expense related to restricted stock units granted in 2020, 2019 and 2018 was $2.4 million, $1.7 million and $2.2 million, respectively. Total unrecognized compensation cost in 2020, 2019 and 2018 was $2.8 million, $2.8 million and $2.8 million, respectively.

Directors’ Deferred Compensation

Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of the Company’s common stock, is classified as paid-in capital. The rabbi trust held 0.1 million shares, valued at $1.6 million, at December 31, 2020, and 0.1 million shares, valued at $1.6 million, at December 31, 2019.

15. Restructuring and Cost Reduction Programs

Our restructuring and cost reduction programs have been developed with the objective of realigning the business and lowering our cost structure. Total restructuring charges resulting from these activities were $17.4 million in 2020, $11.0 million in 2019, and $7.1 million in 2018, which are reported in Restructuring and impairment charges in our consolidated statement of operations. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale. As such, the restructuring costs pertaining to the Tile Coatings business of $2.3 million in 2020, $1.9 million in 2019, and $6.2 million in 2018 are reported in Income (loss) from discontinued operations, net of taxes.

Organizational Optimization Plan

In conjunction with the pending sale of the Tile Coatings business, discussed in Note 4, we developed our Organizational Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure in anticipation of the pending sale. The remaining activities of the program are expected to be recognized throughout 2021.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

Global Optimization Plan

The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our recent acquisitions. Actions associated with the Global Optimization Plan were substantially completed during 2020, and as such, we do not anticipate further material charges related to this plan.

The charges associated with these restructuring programs are summarized by major type below:

	Employee
(Dollars in thousands)	Severance	Other Costs	Total
Expected restructuring charges:
Organizational Optimization Program	$3,883	$—	$3,883
American Manufacturing Optimization Program	8,644	77	8,721
Global Optimization Program	—	—	—
Total expected restructuring charges	$12,527	$77	$12,604

Restructuring charges incurred:
Global Optimization Program	$3,560	$3,556	$7,116
Charges incurred in 2018	3,560	3,556	7,116
Global Optimization Program	7,163	3,792	10,955
Charges incurred in 2019	7,163	3,792	10,955
Organizational Optimization Program	2,980	—	2,980
American Manufacturing Optimization Program	1,040	—	1,040
Global Optimization Program	5,670	7,735	13,405
Charges incurred in 2020	$9,690	$7,735	$17,425
Cumulative restructuring charges incurred:
Organizational Optimization Program	$2,980	$—	$2,980
American Manufacturing Optimization Program	7,617	77	7,694
Global Optimization Program	43,344	40,720	84,064
Cumulative restructuring charges incurred as of December 31, 2020	$53,941	$40,797	$94,738

The charges associated with the restructuring programs are summarized by segments below:

	Total				Cumulative
	Expected				Charges To
(Dollars in thousands)	Charges	2020	2019	2018	Date
Functional Coatings	$169	$27	$(5)	$23	$26,954
Color Solutions	99	101	124	148	4,562
Segment Total	268	128	119	171	31,516
Corporate Restructuring Charges	12,336	17,297	10,836	6,945	63,222
Total Restructuring Charges	$12,604	$17,425	$10,955	$7,116	$94,738

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

The activities and accruals related to our global optimization programs are below:

	Employee
(Dollars in thousands)	Severance	Other Costs	Total
Balance at December 31, 2017	$1,309	$990	$2,299
Restructuring charges	3,560	3,556	7,116
Cash payments	(3,678)	(597)	(4,275)
Non-cash items	(180)	(3,117)	(3,297)
Balance at December 31, 2018	1,011	832	1,843
Restructuring charges	7,163	3,792	10,955
Cash payments	(6,987)	(1,831)	(8,818)
Non-cash items	(440)	(1,301)	(1,741)
Balance at December 31, 2019	747	1,492	2,239
Restructuring charges	9,690	7,735	17,425
Cash payments	(4,363)	(4,526)	(8,889)
Non-cash items	(564)	(241)	(805)
Balance at December 31, 2020	$5,510	$4,460	$9,970

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

There are no leases that have not yet commenced that create significant rights and obligations for the Company.

The components of lease cost are shown below:

(Dollars in thousands)	2020	2019	Income Statement Location
Lease Cost
Operating lease cost (1)	$4,716	$5,318	Selling, general and administrative expenses
Operating lease cost (2)	7,406	9,090	Cost of sales
Finance lease cost
Amortization of right-of-use assets	298	233	Cost of sales
Interest of lease liabilities	33	17	Interest expense
Net lease cost	$12,453	$14,658

(1)Included in operating lease cost is $0.9 million of short-term lease costs for the years ended December 31, 2020 and 2019, respectively, and $0.4 million of variable lease costs for the years ended December 31, 2020 and 2019, respectively.

(2)Included in operating lease cost is $2.7 million and $2.6 million of short-term lease costs for the years ended December 31, 2020 and 2019, respectively, and $0.7 million and $1.1 million of variable lease costs for the years ended December 31, 2020 and 2019, respectively.

Rent expense, as previously defined under ASC 840, for all operating leases was $12.7 million in 2018.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

Supplemental balance sheet information related to leases are shown below:

(Dollars in thousands)	2020	2019	Balance Sheet Location
Assets
Operating leased assets	$15,446	$20,088	Operating leased assets
Finance leased assets(1)	1,410	859	Property, plant and equipment, net
Total leased assets	$16,856	$20,947
Liabilities
Current
Operating	$5,431	$6,515	Accrued expenses and other current liabilities
Finance	640	438	Loans payable and current portion of long-term debt
Noncurrent
Operating	10,064	14,474	Operating lease non-current liabilities
Finance	2,271	1,867	Long-term debt, less current portion
Total lease liabilities	$18,406	$23,294

(1)Finance leases are net of accumulated depreciation of $3.1 million and $3.4 million for December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases are shown below:

(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$33	$17
Operating cash flows from operating leases	7,959	9,757
Financing cash flows from finance leases	331	229
Leased assets obtained in exchange for new finance lease liabilities	961	755
Leased assets obtained in exchange for new operating lease liabilities	4,686	30,411

2020
Weighted-average remaining lease term (years)
Operating leases	3.9
Finance leases	5.1
Weighted-average discount rate
Operating leases	4.1%
Finance leases	4.7%

Maturities of lease liabilities are shown below as of December 31, 2020:

	Finance	Operating
(Dollars in thousands)	Leases	Leases
2021	$773	$6,967
2022	752	4,167
2023	673	2,222
2024	560	1,183
2025	449	933
Thereafter	457	1,778
Net minimum lease payments	$3,664	$17,250
Less: interest	753	1,755
Present value of lease liabilities	$2,911	$15,495

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

17. Miscellaneous Expense (Income), Net

Components of Miscellaneous expense, net follow:

(Dollars in thousands)	2020	2019	2018
Pension expense	$6,425	$14,845	$14,142
Argentina export tax matter	—	217	507
Gain on change of control	—	—	(2,586)
Modification of debt	—	—	1,046
Dividends/royalty from affiliates, net	(264)	(529)	(720)
Loss (gain) on sale of assets	87	(1,412)	(514)
Contingent consideration adjustment	(67)	(2,723)	(1,637)
Bank fees	1,498	1,798	1,656
Other, net	(2,174)	(474)	180
Total Miscellaneous expense, net	$5,505	$11,722	$12,074

In 2018, we adopted ASU 2017-07, which requires all other components of net benefit costs (credit) besides service cost to be presented outside a subtotal of income from operations. As such, we recorded pension expense of $6.4 million in 2020, $14.8 million in 2019 and $14.1 million in 2018 related to these costs.

In 2018, the Company acquired 66% of the equity interests of FMU (Note 5), bringing our total ownership to 100%. Due to the change of control that occurred, the Company recorded a gain on purchase of $2.6 million, related to the difference between the Company’s carrying value and fair value of the previously held equity method investment.

18. Earnings per Share

Details of the calculations of basic and diluted earnings per share follow:

(Dollars in thousands, except per share amounts)	2020	2019	2018
Basic earnings per share computation:
Income from continuing operations	$30,040	$34,826	$56,050
Less: Net income attributable to noncontrolling interests from continuing operations	1,073	1,087	851
Net income attributable to Ferro Corporation from continuing operations	28,967	33,739	55,199
Income (loss) from discontinued operations, net of income taxes	14,003	(27,411)	24,896
Less: Net income attributable to noncontrolling interests from discontinued operations	171	290	2
Net income attributable to Ferro Corporation from discontinued operations	13,832	(27,701)	24,894
Total	$42,799	$6,038	$80,093
Weighted-average common shares outstanding	82,232	82,083	83,940
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.35	$0.41	$0.66
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$28,967	$33,739	$55,199
Adjustment for income from discontinued operations	13,832	(27,701)	24,894
Total	$42,799	$6,038	$80,093
Weighted-average common shares outstanding	82,232	82,083	83,940
Assumed exercise of stock options	272	407	772
Assumed satisfaction of restricted stock unit conditions	362	369	301
Assumed satisfaction of performance stock unit conditions	158	32	72
Weighted-average diluted shares outstanding	83,024	82,891	85,085
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.35	$0.41	$0.65

The number of anti-dilutive shares were 2.5 million, 2.1 million, and 1.7 million for 2020, 2019, and 2018, respectively. These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

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

The Company made no repurchases during 2020. The Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million during 2019. The Company repurchased 1,470,791 shares of common stock at an average price of $19.59 per share for a total cost of $28.8 million during 2018. As of December 31, 2020, $46.2 million of common stock could still be repurchased under the programs.

20. Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of income tax, were as follows:

	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
(Dollars in thousands)	Adjustments	Items	Hedges	Total
Balance at December 31, 2017	$1,165	$(77,578)	$945	$(75,468)
Other comprehensive income (loss) before reclassifications, before tax	—	(24,658)	11,388	(13,270)
Reclassification to earnings:
Cash flow hedge gain (loss), before tax	—	—	(17,159)	(17,159)
Postretirement benefit liabilities gain (loss), before tax	(55)	—	—	(55)
Current period other comprehensive income (loss), before tax	(55)	(24,658)	(5,771)	(30,484)
Tax effect	(16)	954	(1,529)	(591)
Current period other comprehensive income (loss), net of tax	(39)	(25,612)	(4,242)	(29,893)
Balance at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income (loss) before reclassifications, before tax	—	6,269	(2,731)	3,538
Reclassification to earnings:
Cash flow hedge gain (loss), before tax	—	—	(10,162)	(10,162)
Postretirement benefit liabilities gain (loss), before tax	91	—	—	91
Current period other comprehensive income (loss), before tax	91	6,269	(12,893)	(6,533)
Tax effect	11	654	(3,183)	(2,518)
Current period other comprehensive income (loss), net of tax	80	5,615	(9,710)	(4,015)
Balance at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive income (loss) before reclassifications, before tax	—	24,980	(34,689)	(9,709)
Reclassification to earnings:
Cash flow hedge gain (loss), before tax	—	—	22,465	22,465
Postretirement benefit liabilities gain (loss), before tax	2,146	—	—	2,146
Current period other comprehensive income (loss), before tax	2,146	24,980	(12,224)	14,902
Tax effect	153	(2,113)	(2,804)	(4,764)
Current period other comprehensive income (loss), net of tax	1,993	27,093	(9,420)	19,666
Balance at December 31, 2020	$3,199	$(70,482)	$(22,427)	$(89,710)

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

21. Reporting for Segments

As discussed in Note 4, during the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been the majority of our Performance Coatings reportable segment. Substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the accompanying consolidated balance sheets and results are included within discontinued operations in the consolidated statement of operations for all years presented. The retained assets, liabilities and operations of the Performance Coatings reportable segment are reflected within our Functional Coatings reportable segment. The Company’s reportable segments are Functional Coatings and Color Solutions.

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

(Dollars in thousands)	2020	2019	2018
Functional Coatings	$608,192	$644,783	$683,669
Color Solutions	350,762	369,674	391,027
Total net sales	$958,954	$1,014,457	$1,074,696

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

(Dollars in thousands)	2020	2019	2018
Functional Coatings	$175,601	$192,668	$211,018
Color Solutions	119,071	114,939	124,852
Other cost of sales	(916)	369	2,519
Total gross profit	293,756	307,976	338,389
Selling, general and administrative expenses	202,413	212,365	219,708
Restructuring and impairment charges	17,425	10,955	7,116
Other expense, net	29,017	41,865	41,622
Income before income taxes	$44,901	$42,791	$69,943

Each segment’s capital expenditures for long-lived assets are detailed below:

(Dollars in thousands)	2020	2019	2018
Functional Coatings	$12,266	$46,304	$49,964
Color Solutions	17,626	16,597	24,940
Total segment expenditures for long-lived assets	29,892	62,901	74,904
Unallocated corporate expenditures for long-lived assets	1,891	2,069	5,715
Total expenditures for long lived assets (1)	$31,783	$64,970	$80,619

(1)Includes capital expenditures for discontinued operation of $4.7 million, $10.0 million and $5.8 million in 2020, 2019 and 2018, respectively, integrated within Functional Coatings.

We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. and Germany represent greater than 10% of our net sales. Net sales by geography are as follows:

(Dollars in thousands)	2020	2019	2018
United States	$341,461	$359,267	$379,912
Germany	143,861	149,270	148,706
Other international	473,632	505,920	546,078
Total net sales	$958,954	$1,014,457	$1,074,696

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

None of our operations in countries other than the U.S., Mexico, Germany and Columbia owns greater than 10% of consolidated long-lived assets. Long-lived assets that consist of property, plant, and equipment by geography at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
United States	$69,088	$71,617
Mexico	58,503	51,224
Germany	39,733	34,996
Columbia	30,888	32,475
Other international	117,118	112,360
Total long-lived assets	$315,330	$302,672

22. Unconsolidated Affiliates Accounted For Under the Equity Method

Our investments have been accounted for under the equity method because we exert significant influence over these affiliates, but we do not control them. Investment income from these equity method investments, which is reported in Miscellaneous expense (income), net was approximately zero in 2020, approximately zero in 2019, and income of $0.1 million in 2018. The balance of our equity method investments, which is reported in Other non-current assets, was $7.4 million at December 31, 2020, and $8.0 million at December 31, 2019.

The income (loss) that we record for these investments is equal to our proportionate share of the affiliates’ income or loss and our investments are equal to our proportionate share of the affiliates’ shareholders’ equity based on our ownership percentage. We have summarized below condensed income statement and balance sheet information for the combined equity method investees:

(Dollars in thousands)	2020	2019	2018
Net sales	$12,444	$16,563	$18,950
Gross profit	1,150	2,507	3,343
Income (loss) from continuing operations	(1,362)	(861)	746
Net income (loss)	(1,090)	(689)	596

(Dollars in thousands)	2020	2019
Current assets	$12,353	$13,623
Non-current assets	3,644	4,214
Current liabilities	(1,938)	(2,994)
Non-current liabilities	(27)	(161)

We had the following transactions with our equity-method investees:

(Dollars in thousands)	2020	2019	2018
Sales	$11,013	$7,308	$4,898
Purchases	146	316	15
Dividends and interest received	144	154	415
Commission and royalties received	108	363	305
Commissions and royalties paid	12	11	—

FERRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019 and 2018 – (Continued)

23. Quarterly Data (Unaudited)

				Net Income	Earnings (Loss) Attributable
				(Loss)	to Ferro Corporation Common
				Attributable	Shareholders Per Common
			Net Income	to Ferro	Share
(Dollars in thousands, except per share data)	Net Sales	Gross Profit	(Loss)	Corporation	Basic	Diluted
2019
Quarter 1	$263,382	$77,859	$13,878	$13,604	$0.16	$0.16
Quarter 2	260,958	79,130	11,109	10,871	0.13	0.13
Quarter 3	245,339	76,062	13,210	12,820	0.16	0.16
Quarter 4	244,778	74,925	(30,782)	(31,257)	(0.38)	(0.38)
Total	$1,014,457	$307,976	$7,415	$6,038	$0.07	$0.07
2020
Quarter 1	$252,326	$80,738	$16,133	$16,123	$0.19	$0.19
Quarter 2	204,801	63,744	(5,164)	(5,540)	(0.07)	(0.07)
Quarter 3	241,877	70,166	14,914	14,474	0.18	0.17
Quarter 4	259,950	79,108	18,160	17,742	0.22	0.22
Total	$958,954	$293,756	$44,043	$42,799	$0.52	$0.52

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of shares.

Restructuring and impairment charges in 2020 were $1.2 million in the first quarter, $8.6 million in the second quarter, $2.4 million in the third quarter, and $5.2 million in the fourth quarter. Restructuring and impairment charges in 2019 were $1.7 million in the first quarter, $4.1 million in the second quarter, $2.1 million in the third quarter, and $3.1 million in the fourth quarter. Additionally, Net income (loss) and Net income (loss) attributable to Ferro Corporation during the fourth quarter of 2019 include an impairment charge of $33.5 million associated with the Tile Coatings business. The impairment charge and related assets are recorded within discontinued operations and as assets held-for-sale, respectively, in our consolidated financial statements as of December 31, 2019. Mark-to-market net losses on our postretirement benefit plans was $14.0 million in the fourth quarter of 2020 and net loses of $13.3 million in the fourth quarter of 2019.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2020. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting and Other Remediation

During the fourth quarter of 2020, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ferro Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

March 1, 2021

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders and is incorporated here by reference.

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

Item 11 — Executive Compensation

The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2020 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders and is incorporated here by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on security ownership of certain beneficial owners and management is contained under the headings “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Other Major Shareholders” and “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Director and Executive Officers” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders and is incorporated here by reference.

The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2020, were as follows:

			Weighted-Average		Number of Shares
	Number of Shares to Be		Exercise Price of		Remaining Available for
	Issued on Exercise of		Outstanding		Future Issuance Under
	Outstanding Options,		Options, and		Equity Compensation
Equity Compensation Plan	and Other Awards		Other Awards		Plans(1)
Approved by Ferro Shareholders	3,261,311	(2)	$8.17		4,531,794	(3)
Not Approved by Ferro Shareholders	216,663		—		—
Total	3,477,974		$8.17	(4)	4,531,794

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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders and is incorporated here by reference.

Item 14 — Principal Accountant Fees and Services

The information contained under the heading “Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2021 Annual Meeting of Shareholders is incorporated here by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018;

•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018;

•Consolidated Balance Sheets at December 31, 2020 and 2019;

•Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018;

•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and

•Notes to Consolidated Financial Statements.

(b)Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019 and 2018, contained on page 93 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.

(c)The exhibits listed in the Exhibit Index beginning on page 94 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

By	/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of the 1st day of March, 2021.

/s/ Peter T. Thomas	Chairman, President and Chief Executive Officer
Peter T. Thomas	(Principal Executive Officer)

/s/ Benjamin J. Schlater	Group Vice President and Chief Financial Officer
Benjamin J. Schlater	(Principal Financial Officer)

/s/ Andrew T. Henke	Chief Accounting Officer
Andrew T. Henke	(Principal Accounting Officer)

/s/ David A. Lorber	Director
David A. Lorber
/s/ Marran H. Ogilvie	Director
Marran H. Ogilvie

/s/ Andrew M. Ross	Director
Andrew M. Ross

/s/ Allen A. Spizzo	Director
Allen A. Spizzo

/s/ Ronald P. Vargo	Director
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES 1

Years Ended December 31, 2020, 2019 and 2018

	Balance at	Additions Charged			Adjustment for
	Beginning of	(Reductions Credited)			Differences in	Balance at
(Dollars in thousands)	Period	to Costs and Expenses	Deductions		Exchange Rates	End of Period
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2020	$1,938	530	(205)		57	$2,320
Year ended December 31, 2019	$5,504	1,086	(4,487)		(165)	$1,938
Year ended December 31, 2018	$7,821	681	(2,642)		(356)	$5,504
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2020	$11,434	215	(84)	[2]	115	$11,680
Year ended December 31, 2019	$25,596	—	(13,978)	[2]	(184)	$11,434
Year ended December 31, 2018	$32,579	—	(5,617)	[2]	(1,366)	$25,596

(1)Schedule II is presented on a total Ferro basis, inclusive of discontinued operations.

(2)Included within this deduction is $0.1 million, $5.4 million and $1.7 million for the years ended December 31, 2020, 2019, and 2018 respectively, of valuation allowance release, resulting from the conclusion that the underlying deferred tax assets are more likely than not to be realized.

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

2.4

Asset and Stock Purchase Agreement, dated December 15, 2019, between Ferro Corporation and Pigments Spain, S.L. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K filed on January 10, 2020).

2.5

First Amendment to the Asset and Stock Purchase Agreement, dated December 15, 2020, between Ferro Corporation and Pigments Spain, S.L. (incorporated by reference to Exhibit 2.2 to Ferro Corporation’s Current Report on Form 8-K filed on March 1, 2021).

2.6

Second Amendment to the Asset and Stock Purchase Agreement, dated February 24, 2021, between Ferro Corporation and Pigments Spain, S.L. (incorporated by reference to Exhibit 2.3 to Ferro Corporation’s Current Report on Form 8-K filed on March 1, 2021).

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

10.2

Amendment and Restatement Agreement, dated December 20, 2019 and Receivables Purchase and Servicing Agreement, dated December 5, 2018, as amended on October 7, 2019 and as amended and restated on December 20, 2019 among Ferro Spain S.A., Vetriceramici-Ferro S.p.A., Ferro Corporation and ING Belgique SA/NV (filed herewith).

10.3

Amendment and Restatement Agreement, dated July 20, 2020 and Receivables Purchase and Servicing Agreement, dated December 5, 2018, as amended on October 7, 2019 and as amended and restated on December 20, 2019 and as amended and restated on July 20, 2020 among Ferro Spain S.A., Vetriceramici-Ferro S.p.A., Ferro Corporation and ING Belgique SA/NV (filed herewith).

10.4

Amendment and Restatement Agreement, dated December 18, 2020 and Receivables Purchase and Servicing Agreement, dated December 5, 2018, as amended on October 7, 2019 and as amended and restated on December 20, 2019 and as amended and restated on July 20, 2020 and as amended and restated on December 18, 2020 among Ferro Spain S.A., Vetriceramici-Ferro S.p.A., Ferro Corporation and ING Belgique SA/NV (filed herewith).

10.5

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

10.6	Ferro Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 7, 2018.
10.7

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

10.8

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

10.9

Incremental Assumption Agreement, dated January 25, 2016, by and among Ferro Corporation , PNC Bank, National Association, as the administrative agent, the collateral agent and as an issuer, JPMorgan Chase Bank, N.A., as an issuer, and various financial institutions as lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K filed January 26, 2016).

10.10

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

10.11

Third Amendment, dated May 4, 2020, to 2017 Credit Agreement by and among Ferro Corporation, PNC Bank, National Association as the administrative agent and collateral agent and various financial institutions as lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 10-Q filed August 4, 2020).

10.12

Change in Control Agreement, dated September 1, 2016, by and between Benjamin Schlater and Ferro Corporation. (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.13	Ferro Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*
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

10.16	Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 6, 2010).*
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

10.19

Form of Terms of Restricted Share Unit Awards under the Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.20	Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 23, 2013).*
10.21

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

10.23

Form of Terms of Restricted Share Unit Awards under the Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.24	Terms of Retention Restricted Stock Units Award for Mr. Peter T. Thomas (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed on December 30, 2014).*
10.25

Amendment to the Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.26

Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.28 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.27

Ferro Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.28

Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement (incorporated by reference to Exhibit 10.26 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.29

Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.30

Amendment to the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.31

Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.33 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 26, 2013).*
10.33

Change in Control Agreement, dated March 22, 2013, between Peter T. Thomas and Ferro Corporation (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.34

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

10.37	Ferro Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 7, 2018).
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document.**
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
104	The coverage page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

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