Form 10-Q
period 2021-03-31
FERRO CORP
filed 2021-05-10
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

At March 31, 2021, there were 82,624,463 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Net sales	$288,358	$252,326
Cost of sales	193,255	171,588
Gross profit	95,103	80,738
Selling, general and administrative expenses	53,838	56,046
Restructuring and impairment charges	5,184	1,165
Other expense (income):
Interest expense	9,437	5,530
Interest earned	(597)	(254)
Foreign currency losses (gains), net	1,158	(1,315)
Loss on extinguishment of debt	1,981	—
Miscellaneous income, net	(2,100)	(1,463)
Income before income taxes	26,202	21,029
Income tax expense	7,644	5,117
Income from continuing operations	18,558	15,912
Income from discontinued operations, net of income taxes	89,842	221
Net income	108,400	16,133
Less: Net income attributable to noncontrolling interests	437	10
Net income attributable to Ferro Corporation common shareholders	$107,963	$16,123
Earnings per share attributable to Ferro Corporation common shareholders:
Basic earnings:
Continuing operations	$0.22	$0.19
Discontinued operations	1.09	—
	$1.31	$0.19
Diluted earnings:
Continuing operations	$0.22	$0.19
Discontinued operations	1.08	—
	$1.30	$0.19

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net income	$108,400	$16,133
Other comprehensive income (loss), net of income tax:
Foreign currency translation loss	(61,101)	(18,366)
Cash flow hedging instruments, unrealized income (loss)	6,786	(9,040)
Postretirement benefit liabilities income	130	—
Other comprehensive loss, net of income tax	(54,185)	(27,406)
Total comprehensive income (loss)	54,215	(11,273)
Less: Comprehensive income (loss) attributable to noncontrolling interests	363	(84)
Comprehensive income (loss) attributable to Ferro Corporation	$53,852	$(11,189)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$128,428	$174,077
Accounts receivable, net	158,991	137,008
Inventories	251,366	260,332
Other receivables	56,733	72,272
Other current assets	22,127	18,261
Current assets held-for-sale	—	307,854
Total current assets	617,645	969,804
Other assets
Property, plant and equipment, net	328,403	330,045
Goodwill	173,493	175,351
Intangible assets, net	115,052	119,500
Deferred income taxes	112,771	115,962
Operating leased assets	14,694	15,446
Other non-current assets	26,921	80,618
Non-current assets held-for-sale	—	154,207
Total assets	$1,388,979	$1,960,933
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$13,393	$8,839
Accounts payable	125,163	135,296
Accrued payrolls	24,670	27,166
Accrued expenses and other current liabilities	146,285	124,770
Current liabilities held-for-sale	—	107,545
Total current liabilities	309,511	403,616
Other liabilities
Long-term debt, less current portion	356,547	791,509
Postretirement and pension liabilities	167,783	181,610
Operating leased non-current liabilities	9,131	10,064
Other non-current liabilities	53,735	62,050
Non-current liabilities held-for-sale	—	71,149
Total liabilities	896,707	1,519,998
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.6 million and 82.4 million shares outstanding at March 31, 2021, and December 31, 2020, respectively	93,436	93,436
Paid-in capital	288,538	293,682
Retained earnings	412,778	304,815
Accumulated other comprehensive loss	(143,821)	(89,710)
Common shares in treasury, at cost	(167,102)	(172,256)
Total Ferro Corporation shareholders’ equity	483,829	429,967
Noncontrolling interests	8,443	10,968
Total equity	492,272	440,935
Total liabilities and equity	$1,388,979	$1,960,933

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2020	11,065	$(172,256)	$93,436	$293,682	$304,815	$(89,710)	$10,968	$440,935
Net income	—	—	—	—	107,963	—	437	108,400
Other comprehensive loss	—	—	—	—	—	(54,111)	(74)	(54,185)
Change in ownership interest	—	—	—	(2,530)	—	—	(2,888)	(5,418)
Stock-based compensation transactions	(255)	5,154	—	(2,614)	—	—	—	2,540
Balances at March 31, 2021	10,810	$(167,102)	$93,436	$288,538	$412,778	$(143,821)	$8,443	$492,272

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202
Net income	—	—	—	—	16,123	—	10	16,133
Other comprehensive income	—	—	—	—	—	(27,312)	(94)	(27,406)
Stock-based compensation transactions	(238)	5,332	—	(2,723)	—	—	—	2,609
Balances at March 31, 2020	11,193	$(174,911)	$93,436	$291,820	$278,139	$(136,688)	$9,742	$361,538

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net cash used in operating activities	$(45,463)	$(71,535)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(10,877)	(8,316)
Collections of financing receivables	27,776	28,827
Proceeds from sale of businesses, net	415,230	—
Business acquisitions, net of cash acquired	(2,200)	—
Other investing activities	2	745
Net cash provided by investing activities	429,931	21,256
Cash flows from financing activities
Net borrowings under loans payable	4,533	137
Principal payments on term loan facility - Amended Credit Facility	(437,050)	(2,050)
Proceeds from revolving credit facility - Amended Credit Facility	—	180,000
Principal payments on revolving credit facility - Amended Credit Facility	—	(180,000)
Other financing activities	(4,100)	216
Net cash used in financing activities	(436,617)	(1,697)
Effect of exchange rate changes on cash and cash equivalents	(1,700)	(1,208)
Decrease in cash and cash equivalents	(53,849)	(53,184)
Cash and cash equivalents at beginning of period	182,277	104,402
Cash and cash equivalents at end of period	128,428	51,218
Less: Cash and cash equivalents of discontinued operations at end of period	—	8,200
Cash and cash equivalents of continuing operations at end of period	$128,428	$43,018
Cash paid during the period for:
Interest	$10,918	$7,853
Income taxes	$4,018	$4,431

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

We produce our products primarily in the Europe, Middle East and Africa (“EMEA”) region, the Americas and the Asia Pacific region.

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2021.

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

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. The reclassification relates to the balance sheet presentation of assets as held for sale in relation to the Tile Coatings business transaction. Additional reclassification relates to the disclosure of revenue disaggregation by geographic regions. As of January 1, 2021, the United States and Latin America regions were combined into the Americas region.

2.    Recent Accounting Pronouncements

Recently Adopted Accounting Standards

This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

The following ASUs were adopted as of January 1, 2021 and did not have a material impact on the consolidated financial statements:

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended March 31, 2021, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$87,372	$67,918	$29,532	$184,822
Color Solutions	39,042	53,854	10,640	103,536
Total net sales	$126,414	$121,772	$40,172	$288,358

Revenues disaggregated by geography and reportable segment for the three months ended March 31, 2020, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$75,857	$57,822	$21,756	$155,435
Color Solutions	37,889	49,706	9,296	96,891
Total net sales	$113,746	$107,528	$31,052	$252,326

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

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $415.2 million after expenses and a gain of $100.1 million, which is recorded within Income from discontinued operations, net of income taxes in our consolidated statement of operations for the quarter ended March 31, 2021. We entered into a Transition Services Agreement (“TSA”) with the Buyer, which is designed to facilitate an orderly transfer of business operations. The services provided under the TSA will terminate at various points in times between six to twelve months from the completion of the sale. Except for customary post-closing adjustments and transition services, we have no continuing involvement with the Buyer subsequent to the completion of the sale.

The table below summarizes results for the Tile Coatings business for the three months ended March 31, 2021 and 2020, which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net sales	$83,579	$114,750
Cost of sales	60,634	86,902
Gross profit	22,945	27,848
Selling, general and administrative expenses	20,327	18,808
Restructuring and impairment charges	303	279
Interest expense	1,682	2,231
Interest earned	(189)	(24)
Foreign currency losses, net	363	5,765
Gain on sale of business, net	(100,057)	—
Miscellaneous expense (income), net	251	542
Income from discontinued operations before income taxes	100,265	247
Income tax expense	10,423	26
Income from discontinued operations, net of income taxes	89,842	221
Less: Net income (loss) attributable to noncontrolling interests	64	(23)
Net income attributable to Tile Coatings business	$89,778	$244

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2020:

December 31,
(Dollars in thousands)	2020
Cash and cash equivalents	$8,200
Accounts receivable, net	211,548
Inventories	84,239
Other receivables	1,630
Other current assets	2,237
Current assets held-for-sale	307,854
Property, plant and equipment, net	93,430
Intangible assets, net	42,126
Deferred income taxes	12,267
Other non-current assets	6,384
Non-current assets held-for-sale	154,207
Total assets held-for-sale	$462,061

Loans payable and current portion of long-term debt	$3,927
Accounts payable	85,308
Accrued payrolls	5,946
Accrued expenses and other current liabilities	12,364
Current liabilities held-for-sale	107,545
Long-term debt, less current portion	56,359
Postretirement and pension liabilities	8,119
Other non-current liabilities	6,671
Non-current liabilities held-for-sale	71,149
Total liabilities held-for-sale	$178,694

The following table summarizes cash flow data relating to discontinued operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Capital expenditures	$(1,074)	$(1,106)
Gain on sale of discontinued operations	(100,057)	—
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	589

5.    Inventories

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Raw materials	$72,101	$81,344
Work in process	45,618	48,770
Finished goods	133,647	130,218
Total inventories	$251,366	$260,332

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.6 million and $1.1 million for the three months ended March 31, 2021 and 2020. We had on-hand precious metals owned by participants in our precious metals consignment program of $96.7 million at March 31, 2021, and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $443.8 million at March 31, 2021 and $456.3 million at December 31, 2020. As discussed in Note 4, the assets of our Tile Coatings business were classified as held-for-sale under ASC Topic 360; Property, Plant, and Equipment. As such, additional accumulated depreciation of $135.3 million at December 31, 2020 was classified as Non-current assets held for sale.

Unpaid capital expenditure liabilities, which are non-cash investing activities, were $2.7 million at March 31, 2021 and $1.9 million at March 31, 2020.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

	Functional	Color
(Dollars in thousands)	Coatings	Solutions	Total
Goodwill, net at December 31, 2020	$123,570	$51,781	$175,351
Foreign currency adjustments	(1,269)	(589)	(1,858)
Goodwill, net at March 31, 2021	$122,301	$51,192	$173,493

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Goodwill, gross	$231,960	$233,818
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$173,493	$175,351

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 31, 2021, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Gross amortizable intangible assets:
Patents	$5,520	$5,589
Land rights	3,161	3,173
Technology/know-how and other	115,584	116,015
Customer relationships	66,814	68,142
Total gross amortizable intangible assets	191,079	192,919
Accumulated amortization:
Patents	(5,498)	(5,566)
Land rights	(1,646)	(1,630)
Technology/know-how and other	(63,036)	(61,104)
Customer relationships	(18,795)	(18,317)
Total accumulated amortization	(88,975)	(86,617)
Amortizable intangible assets, net	$102,104	$106,302

Indefinite-lived intangible assets consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,948	$13,198

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Current portion of long-term debt	$13,393	$8,839
Current portion of long-term debt	$13,393	$8,839

Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$358,897	$793,731
Finance lease obligations	2,835	2,911
Other notes	8,208	3,706
Total long-term debt	369,940	800,348
Current portion of long-term debt	(13,393)	(8,839)
Long-term debt, less current portion	$356,547	$791,509

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $1.5 million at March 31, 2021 and $3.7 million at December 31, 2020.

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

At March 31, 2021, the Company had borrowed $156.0 million under the Tranche B-1 Loans at an interest rate of 2.45%, $103.3 million under the Tranche B-2 Loans at an interest rate of 2.45%, and $101.1 million under the Tranche B-3 Loans at an interest rate of 2.45%. At March 31, 2021, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At March 31, 2021, the effective interest rate for all tranches of the term loan facility, inclusive of hedging activities, was 4.83%.

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

At March 31, 2021, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $495.8 million of additional borrowings available under the revolving credit facilities at March 31, 2021.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At March 31, 2021, we were in compliance with the covenants of the Amended Credit Facility.

As noted in Note 4, on February 25, 2021, we completed the sale of our Tile Coatings business. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the quarter ended March 31, 2021.

Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. During the third quarter of 2020, these programs were amended to include a domestic program. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three months ended March 31, 2021, was immaterial. The program, whose maximum capacity is €85 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 80% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer, was $40.0 million at March 31, 2021 and $24.5 million at December 31, 2020. The carrying amount of deferred purchase price was $11.2 million at March 31, 2021 and $9.8 million at December 31, 2020 and is recorded in Other receivables. Trade accounts receivable collected from customers to be remitted to financial institutions were $45.1 million at March 31, 2021 and $36.0 million at December 31, 2020 recorded in Accrued expenses and other current liabilities.

Activity from these programs for the three months ended March 31, 2021 and 2020 is detailed below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Trade accounts receivable sold to financial institutions	$144,949	$50,537
Cash proceeds from financial institutions (1)	115,099	35,390

(1)Excluded from the table above, in the three months ended March 31, 2020, our Tile Coatings business received cash proceeds from financial institutions of $29.7 million. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $25.0 million at March 31, 2021 and $28.1 million at December 31, 2020. The unused portions of these lines provided additional liquidity of $20.5 million and $25.0 million at March 31, 2021 and December 31, 2020.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	March 31, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,428	$128,428	$128,428	$—	$—
Term loan facility - Amended Credit Facility (1)	(358,897)	(356,090)	—	(356,090)	—
Other long-term notes payable	(8,208)	(6,749)	—	(6,749)	—
Cross currency swaps	786	786	—	786	—
Interest rate swaps	(21,158)	(21,158)	—	(21,158)	—
Foreign currency forward contracts, net	(5,095)	(5,095)	—	(5,095)	—

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174,077	$174,077	$174,077	$—	$—
Term loan facility - Amended Credit Facility (1)	(793,731)	(783,143)	—	(783,143)	—
Other long-term notes payable	(3,706)	(1,887)	—	(1,887)	—
Cross currency swaps	(5,162)	(5,162)	—	(5,162)	—
Interest rate swaps	(24,694)	(24,694)	—	(24,694)	—
Foreign currency forward contracts, net	2,019	2,019	—	2,019	—

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $1.5 million and $3.7 million for the period ended March 31, 2021, and December 31, 2020, respectively.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $310.4 million at March 31, 2021. These swaps are hedging risk associated with the Tranche B-1, B-2 and B-3 Loans. These interest rate swaps are designated as cash flow hedges. As of March 31, 2021, the Company expects it will reclassify net losses of approximately $8.4 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loan. These cross-currency swaps are designated as cash flow hedges. In conjunction with the pay-down of debt discussed in Note 8, we terminated all cross-currency swaps, except for one, which we de-designated and re-designated to hedge the remaining Tranche B-3 Loan after the interest rate swaps. Due to the original designation layering, the other comprehensive loss from the cross-currency swap at re-designation and the other comprehensive loss from the terminated cross-currency swaps were written-off as the interest payments were deemed remote. The Company paid counterparties $3.5 million to settle the terminated derivatives, resulting in a net $4.5 million being reclassified from AOCL to Interest expense as a result of this remote transaction. The remaining notional amount is $38.8 million at March 31, 2021, with a maturity date of February 14, 2024. As of March 31, 2021, the Company expects it will reclassify net losses of approximately $0.1 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of this derivative.

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the three months ended March 31, 2021 and 2020, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2021	2020	2021	2020	AOCL into Income
Interest rate swaps	$1,438	$(12,874)	$(1,772)	$(498)	Interest expense
Cross currency swaps	2,696	5,258	(10)	1,168	Interest expense
			$(1,782)	$670	Total Interest expense
Cross currency swap			2,927	3,622	Foreign currency losses, net
			$2,927	$3,622	Total Foreign currency losses, net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020, are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest expense	$9,437	$5,530
Foreign currency losses (gains), net	1,158	(1,315)

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

In the second quarter of 2018, the Company entered into cross currency swap agreements under which we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. The net investment hedge was terminated in the fourth quarter of 2020. These swaps were hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and were designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps were recognized in AOCL.

The amount of gain on net investment hedges recognized in AOCL, the amount reclassified into earnings and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended March 31, 2021 and 2020, follow:

			Amount of Gain
			Recognized in Income on
	Amount of Gain		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Cross currency swaps	$—	$2,659	$—	$780	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign Currency Forward Contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses, net in the condensed consolidated statements of operations. We recognized net losses of $6.3 million in the three months ended March 31, 2021 and net gains of $0.3 million in the three months ended March 31, 2020 arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $529.8 million at March 31, 2021 and $625.9 million at December 31, 2020.

The following table presents the effect on our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively, of our foreign currency forward contracts:

	Amount of Gain
	Recognized in Earnings
	Three Months Ended
	March 31,		Location of Gain (Loss) in Earnings
(Dollars in thousands)	2021	2020
Foreign currency forward contracts	$(6,266)	$268	Foreign currency losses, net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	March 31,	December 31,
(Dollars in thousands)	2021	2020	Balance Sheet Location
Asset derivatives:
Cross currency swaps	$36	$9	Other current assets
Cross currency swaps	750	—	Other non-current assets
Foreign currency forward contracts	862	2,649	Other current assets
Liability derivatives:
Interest rate swaps	$(8,331)	$(8,436)	Accrued expenses and other current liabilities
Interest rate swaps	(12,827)	(16,258)	Other non-current liabilities
Cross currency swaps	—	(67)	Accrued expenses and other current liabilities
Cross currency swaps	—	(5,104)	Other non-current liabilities
Foreign currency forward contracts	(5,957)	(630)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the three months ended March 31, 2021 was $7.6 million, or 29.2% of pre-tax income. Income tax expense for the three months ended March 31, 2020 was $5.1 million, or 24.3% of pre-tax income. The tax expense during the three months ended March 31, 2021 and March 31, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $5.3 million at March 31, 2021 and $5.7 million at December 31, 2020, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at March 31, 2021 and December 31, 2020, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product line in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

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

12.    Retirement Benefits

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended March 31, 2021 and 2020, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$3	$339	$285	$—	$1
Interest cost	1,880	2,387	335	330	68	132
Expected return on plan assets	(3,824)	(3,708)	(114)	(112)	—	—
Amortization of prior service cost	—	—	(20)	(5)	—	—
Net periodic benefit (credit) cost	$(1,944)	$(1,318)	$540	$498	$68	$133

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

In the first quarter of 2021, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted stock units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the three months ended March 31, 2021:

Stock Options
Weighted-average grant-date fair value	$5.94
Expected life, in years	6.0
Risk-free interest rate	0.76%
Expected volatility	40.39%

The weighted average grant date fair value of our performance share units granted in the three months ended March 31, 2021, was $16.00. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the three months ended March 31, 2021, was $15.07. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $2.4 million for the three months ended March 31, 2021 and $2.8 million for the three months ended March 31, 2020. At March 31, 2021, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $13.1 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2023.

14.    Restructuring and Optimization Programs

Total restructuring charges were $5.2 million for the three months ended March 31, 2021 and $1.2 million for the three months ended March 31, 2020. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale during the fourth quarter of 2019. As such, there were additional restructuring charges of $0.3 million for the three months ended March 31, 2021 and $0.3 million for the three months ended March 31, 2020 classified as Net income from discontinued operations, net of income taxes.

Organizational Optimization Plan

In conjunction with the pending sale of the Tile Coatings business, discussed in Note 4, we developed our Organizational Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure in anticipation of the pending sale. As a result of these actions, the Company expects to incur total charges of approximately $5.7 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized throughout the remainder of 2021. Charges associated with the program were $2.1 million for the three months ended March 31, 2021.

Americas Manufacturing Optimization Plan

In the second quarter of 2019, we developed our Americas Manufacturing Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The Americas Manufacturing Optimization Plan is focused on the construction of a new manufacturing center of excellence located in Villagran, Mexico. We are in the process of consolidating two plants located in the United States and two sites in Latin America into the expanded Villagran location. As a result of these actions, the Company expects to incur total charges of approximately $9.5 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized within the next 12 months. Charges associated with the program were $1.7 million for the three months ended March 31, 2021 and $0.2 million for the three months ended March 31, 2020.

Global Optimization Plan

The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our acquisitions. Actions associated with the Global Optimization Plan were substantially completed, and as such, we do not anticipate material charges related to this plan for the remainder of 2021. Charges associated with the program were $1.4 million for the three months ended March 31, 2021 and $1.0 million for the three months ended March 31, 2020.

The charges associated with these programs are further summarized below.

	Employee	Other
(Dollars in thousands)	Severance	Costs	Total
Balances at December 31, 2020	$5,510	$4,460	$9,970
Restructuring charges	3,849	1,335	5,184
Cash payments	(4,743)	(464)	(5,207)
Non-cash items	—	—	—
Balances at March 31, 2021	$4,616	$5,331	$9,947

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs over the next twelve months, except where legal or contractual obligations would require it to extend beyond that period.

15.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Basic earnings per share computation:
Income from continuing operations	$18,558	$15,912
Less: Net income attributable to noncontrolling interests from continuing operations	373	33
Net income attributable to Ferro Corporation from continuing operations	18,185	15,879
Income from discontinued operations, net of income taxes	89,842	221
Less: Net income (loss) attributable to noncontrolling interests from discontinued operations	64	(23)
Net income attributable to Ferro Corporation from discontinued operations	89,778	244
Total	$107,963	$16,123

Weighted-average common shares outstanding	82,497	82,096
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.22	$0.19
Diluted earnings per share computation:
Net income attributable to Ferro Corporation from continuing operations	$18,185	$15,879
Net income attributable to Ferro Corporation from discontinued operations	89,778	244
Total	$107,963	$16,123

Weighted-average common shares outstanding	82,497	82,096
Assumed exercise of stock options	395	297
Assumed satisfaction of restricted stock unit conditions	159	85
Assumed satisfaction of performance share unit conditions	109	44
Weighted-average diluted shares outstanding	83,160	82,522
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.22	$0.19

The number of anti-dilutive shares were 2.4 million for the three months ended March 31, 2021 and 3.0 million for the three months ended March 31, 2020. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

16.    Share Repurchase Programs

The Company’s Board of Directors has approved share repurchase programs under which the Company is authorized to repurchase up to $150 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.

The timing and amount of shares to be repurchased will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors. The share repurchase programs do not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

As of March 31, 2021, $46.2 million remains authorized under the programs for the repurchase of common stock.

17.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	Postretirement	Foreign	Net Loss
	Benefit Liability	Currency	on Cash
(Dollars in thousands)	Adjustments	Items	Flow Hedges	Total
Balances at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive income (loss) before reclassifications, before tax	—	(17,837)	(7,616)	(25,453)
Reclassification to earnings:
Cash flow hedge loss, before tax	—	—	(4,292)	(4,292)
Current period other comprehensive income (loss), before tax	—	(17,837)	(11,908)	(29,745)
Tax effect	—	435	(2,868)	(2,433)
Current period other comprehensive income (loss), net of tax	—	(18,272)	(9,040)	(27,312)
Balances at March 31, 2020	$1,206	$(115,847)	$(22,047)	$(136,688)

Balances at December 31, 2020	$3,199	$(70,482)	$(22,427)	$(89,710)
Other comprehensive income (loss) before reclassifications, before tax	—	(78,030)	4,134	(73,896)
Reclassification to earnings:
Postretirement benefit liabilities income, before tax	130	—	—	130
Currency translation reclassification to income on divestiture	—	17,305	—	17,305
Amount reclassification to income (remote transaction)	—	—	4,509	4,509
Cash flow hedge income loss, before tax	—	—	(1,145)	(1,145)
Current period other comprehensive income (loss), before tax	130	(60,725)	7,498	(53,097)
Tax effect	—	302	712	1,014
Current period other comprehensive income (loss), net of tax	130	(61,027)	6,786	(54,111)
Balances at March 31, 2021	$3,329	$(131,509)	$(15,641)	$(143,821)

18.    Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Functional Coatings	$184,822	$155,435
Color Solutions	103,536	96,891
Total net sales	$288,358	$252,326

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Functional Coatings	$61,876	$47,817
Color Solutions	33,668	33,787
Other cost of sales	(441)	(866)
Total gross profit	95,103	80,738
Selling, general and administrative expenses	53,838	56,046
Restructuring and impairment charges	5,184	1,165
Other expense, net	9,879	2,498
Income before income taxes	$26,202	$21,029

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended March 31, 2021, increased by $36.0 million, or 14.3%, compared with the prior-year same period. Net sales increased by $29.4 million in Functional Coatings and $6.6 million in Color Solutions. During the three months ended March 31, 2021, gross profit increased $14.4 million, or 17.8%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 100 basis points to 33.0%. Our total gross profit for the first quarter of 2021 was $95.1 million, compared with $80.7 million for the three months ended March 31, 2020. The increase in gross profit was attributable to higher gross profit in Functional Coatings of $14.1 million, partially offset by lower gross profit in Color Solutions of $0.1 million.

For the three months ended March 31, 2021, selling, general and administrative (“SG&A”) expenses decreased $2.2 million, or 3.9%, compared with the prior-year same period. As a percentage of net sales, it decreased approximately 350 basis points to 18.7%.

For the three months ended March 31, 2021, net income was $108.4 million, compared with $16.1 million for the prior-year same period, and net income attributable to common shareholders was $108.0 million, compared with $16.1 million for the prior-year same period. Income from continuing operations was $18.6 million for the three months ended March 31, 2021, compared with $15.9 million in 2020.

Outlook

With global economic conditions strengthening, Ferro has continued to experience the positive trends established in the second half of 2020 as customer markets recover. The impact of the COVID pandemic through the remainder of 2021 is unknown, even with the rollout of vaccines. Meanwhile, Ferro has benefitted from strategic actions taken prior to and during the pandemic to optimize our business, invest in technology platforms, align with macrotrends and focus on higher margin, higher-growth markets which has contributed to gross margin expansion in the first quarter of 2021.

Ferro is a technology-led, innovation-driven business with a profile for attractive, sustainable profitability and value creation. We provide products and services that are essential to our customers as they innovate to address trends in their markets and develop next-generation products. We sell our products and services in multiple markets and geographies around the world, which limits exposure to any one industry or region. In addition, we serve a diverse set of industries, including automotive, construction, appliances, healthcare, food and beverage, information technology, energy and defense. Many of our products and services support critical industries, which governments around the world generally have allowed to operate during the pandemic.

Ferro continues to maintain protocols for the safety and well-being of our personnel. We monitor the impact of the outbreak of COVID-19 on our business, including how it may impact our customers, employees, supply chain and distribution network and to take action, as appropriate, to address these circumstances. In some areas around the world, government mandates have been lifted and economic conditions have improved in certain sectors of the economy relative to 2020. Meanwhile, some regions have experienced increasing numbers of COVID-19 cases, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted, and economic conditions could weaken. In addition, COVID-related behavior changes are accelerating demand for certain products, especially those in industries supporting mobility, entertainment and personal technology, smart appliances, construction and sustainable product packaging.

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

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations - Consolidated

Comparison of the three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021, net income from continuing operations was $18.6 million, compared with $15.9 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, net income attributable to common shareholders was $108.0 million, or earnings per share of $1.31, compared with net income attributable to common shareholders of $16.1 million, or earnings per share of $0.19, for the three months ended March 31, 2020.

Net Sales

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Net sales	$288,358	$252,326	$36,032	14.3%
Cost of sales	193,255	171,588	21,667	12.6%
Gross profit	$95,103	$80,738	$14,365	17.8%
Gross profit as a % of net sales	33.0%	32.0%

Net sales increased by $36.0 million, or 14.3%, for the three months ended March 31, 2021, compared with the prior-year same period, driven by higher sales in Functional Coatings and Color Solutions of $29.4 million and $6.6 million, respectively. The increase in net sales was driven by favorable volume and mix of $24.5 million, favorable foreign currency impacts of $9.3 million and higher product pricing of $2.2 million.

Gross Profit

Gross profit increased $14.4 million, or 17.8%, for the three months ended March 31, 2021, compared with the prior-year same period. As a percentage of net sales, gross profit increased approximately 100 basis points to 33.0%. The increase in gross profit was primarily attributable to an increase in Functional Coatings of $14.1 million, partially offset by a decrease in Color Solutions of $0.1 million. The increase in gross profit was primarily driven by favorable sales volume and mix of $9.7 million, favorable foreign currency impacts of $2.9 million, higher product pricing of $2.2 million and lower raw material costs of $2.1 million, partially offset by higher manufacturing costs of $2.5 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$126,414	$113,746	$12,668	11.1%
Americas	121,772	107,528	14,244	13.2%
Asia Pacific	40,172	31,052	9,120	29.4%
Net sales	$288,358	$252,326	$36,032	14.3%

The increase in net sales of $36.0 million, compared with the prior-year same period, was driven by increases in sales from all regions. The increase in sales from EMEA was attributable to higher sales in Functional Coatings and Color Solutions of $11.5 million and $1.2 million, respectively. The increase in sales from the Americas was attributable to higher sales in Functional Coatings and Color Solutions of $10.1 million and $4.1 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings and Color Solutions of $7.8 million and $1.3 million, respectively.

Selling, General and Administrative (“SG&A”) Expenses

The following table includes SG&A components with significant changes between 2021 and 2020.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$22,346	$22,749	$(403)	(1.8)%
Research and development expenses	9,183	10,087	(904)	(9.0)%
Business development	3,648	535	3,113	581.9%
Incentive compensation	2,117	2,120	(3)	(0.1)%
Stock-based compensation	2,630	2,759	(129)	(4.7)%
Intangible asset amortization	1,350	1,678	(328)	(19.5)%
Pension and other postretirement benefits	339	158	181	114.6%
Bad debt	29	136	(107)	(78.7)%
All other expenses	12,196	15,824	(3,628)	(22.9)%
Selling, general and administrative expenses	$53,838	$56,046	$(2,208)	(3.9)%

SG&A expenses were $2.2 million lower in the three months ended March 31, 2021, compared with the prior-year same period. The lower SG&A expenses compared to the prior-year same period are primarily driven by lower other miscellaneous expenses, primarily related to travel and entertainment expenses, partially offset by higher business development costs.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Strategic services	$24,454	$25,616	$(1,162)	(4.5)%
Functional services	24,637	25,551	(914)	(3.6)%
Incentive compensation	2,117	2,120	(3)	(0.1)%
Stock-based compensation	2,630	2,759	(129)	(4.7)%
Selling, general and administrative expenses	$53,838	$56,046	$(2,208)	(3.9)%

Restructuring and Impairment Charges

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Employee severance	$3,849	$658	$3,191	485.0%
Other restructuring costs	1,335	507	828	163.3%
Restructuring and impairment charges	$5,184	$1,165	$4,019	345.0%

Restructuring and impairment charges increased in the three months ended March 31, 2021, compared with the prior-year same period. The increase primarily relates to costs associated with our Organizational Optimization and American Manufacturing Optimization Plans compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$9,725	$5,846	$3,879	66.4%
Amortization of bank fees	604	929	(325)	(35.0)%
Interest swap amortization	(316)	(316)	—	—%
Interest capitalization	(576)	(929)	353	(38.0)%
Interest expense	$9,437	$5,530	$3,907	70.7%

Interest expense increased in the three months ended March 31, 2021, compared with the prior-year same period. The increase in interest expense was primarily due to incremental interest expense recognized associated with the termination of certain cross-currency swap instruments and higher average interest rate, partially offset by a decrease in the average long-term debt balance during the three months ended March 31, 2021, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 was $7.6 million, or 29.2% of pre-tax income. Income tax expense for the three months ended March 31, 2020 was $5.1 million, or 24.3% of pre-tax income. The tax expense for the three months ended March 31, 2021 and March 31, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the three months ended March 31, 2021 and 2020

Functional Coatings

	Three Months Ended				Change due to
	March 31,					Volume /
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$184,822	$155,435	$29,387	18.9%	$2,577	$21,017	$5,793	$—
Segment gross profit	61,876	47,817	14,059	29.4%	2,577	10,563	1,930	(1,011)
Gross profit as a % of segment net sales	33.5%	30.8%

Net sales increased compared with the prior-year same period, primarily driven by higher sales in porcelain enamel, electronics, automotive and industrial products of $10.1 million, $7.6 million, $6.7 million and $5.2 million, respectively, partially offset by lower sales in decoration products. The increase in net sales was driven by favorable volume and mix of $21.0 million, foreign currency impacts of $5.8 million and increased product pricing of $2.6 million. Gross profit increased from the prior-year same period primarily due to favorable volume and mix of $10.6 million, increased product pricing of $2.6 million, favorable foreign currency impacts of $1.9 million and favorable raw material costs of $0.7 million, partially offset by unfavorable manufacturing costs of $1.7 million.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$87,372	$75,857	$11,515	15.2%
Americas	67,918	57,822	10,096	17.5%
Asia Pacific	29,532	21,756	7,776	35.7%
Total	$184,822	$155,435	$29,387	18.9%

The net sales increase of $29.4 million was primarily driven by higher sales from all regions. The increase in sales from EMEA was primarily attributable to higher sales of porcelain enamel, electronics, automotive and industrial products of $4.1 million, $2.8 million, $2.7 million and $2.3 million, respectively, partially offset by lower sales of decoration products. The increase in sales from the Americas was primarily attributable to higher sales of electronics, porcelain enamel and automotive products of $4.4 million, $4.0 million and $2.0 million, respectively. The increase in sales from Asia Pacific was primarily attributable to increased sales of industrial, automotive, porcelain enamel and electronics products of $3.1 million, $2.0 million, $2.0 million and $0.5 million, respectively.

Color Solutions

	Three Months Ended				Change due to
	March 31,					Volume /
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$103,536	$96,891	$6,645	6.9%	$(397)	$3,558	$3,484	$—
Segment gross profit	33,668	33,787	(119)	(0.4)%	(397)	(910)	989	199
Gross profit as a % of segment net sales	32.5%	34.9%

Net sales increased compared with the prior-year same period, primarily driven by higher sales of pigment, surface technology and dispersions and colorants products of $4.0 million, $2.0 million and of $0.6 million, respectively. The increase in net sales was driven by favorable volume and mix of $3.5 million and favorable foreign currency impacts of $3.5 million, partially offset by lower pricing of $0.4 million. Gross profit decreased from the prior-year same period, primarily due to unfavorable manufacturing costs of $1.2 million, unfavorable sales volume and mix of $0.9 million and lower pricing of $0.4, partially mitigated by favorable raw material costs of $1.4 million and favorable foreign currency impacts of $1.0 million.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$39,042	$37,889	$1,153	3.0%
Americas	53,854	49,706	4,148	8.3%
Asia Pacific	10,640	9,296	1,344	14.5%
Total	$103,536	$96,891	$6,645	6.9%

The net sales increase of $6.6 million was driven by higher sales from all regions. The increase in sales from the Americas was primarily driven by increased sales of surface technology, pigment and dispersions and colorants products of $2.8 million, $0.8 million and $0.5 million, respectively. The increase in sales from Asia Pacific was attributable to increased sales of pigment products of $2.1 million, partially offset by lower sales of surface technology of $0.8 million, respectively. The increase in sales from EMEA was primarily attributable to higher sales of pigment products of $1.1 million.

Summary of Cash Flows for the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change
Net cash used in operating activities	$(45,463)	$(71,535)	$26,072
Net cash provided by investing activities	429,931	21,256	408,675
Net cash used in financing activities	(436,617)	(1,697)	(434,920)
Effect of exchange rate changes on cash and cash equivalents	(1,700)	(1,208)	(492)
Decrease in cash and cash equivalents	$(53,849)	$(53,184)	$(665)

The following table includes details of net cash provided by operating activities.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	$ Change
Cash flows from operating activities:
Net income	$108,400	$16,133	$92,267
Loss (gain) on sale of assets	(100,014)	487	(100,501)
Depreciation and amortization	11,093	10,451	642
Interest amortization	604	929	(325)
Restructuring and impairment	(23)	307	(330)
Loss on extinguishment of debt	1,981	—	1,981
Accounts receivable	(63,487)	(50,541)	(12,946)
Inventories	(2,495)	(11,297)	8,802
Accounts payable	(2,732)	(39,651)	36,919
Other current asset, liabilities and adjustments, net	1,210	1,647	(437)
Net cash used in operating activities	$(45,463)	$(71,535)	$26,072

Cash flows from operating activities. Cash flows from operating activities increased $26.1 million during the three months ended March 31, 2021 compared with the prior-year same period. The increase in cash from operating activities was primarily due to lower cash outflows for net working capital of $32.8 million, partially offset by a decrease in net income, net of the gain on the sale of the Tile Coatings business.

Cash flows used in investing activities. Cash flows from investing activities increased $408.7 million during the three months ended March 31, 2021 compared with the prior-year same period. The increase in cash from investing activities was primarily due to the proceeds from the sale of the Tile Coatings business of $415.2 million, partially offset by higher cash outflows for capital expenditures of $2.6 million in the three months ended March 31, 2021, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $434.9 million during the three months ended March 31, 2021 compared with the prior-year same period. The decrease in cash from financing activities was primarily due to increased principal payments on the Amended Credit Facility of $435.0 million compared to the prior-year same period.

Capital Resources and Liquidity

Refer to Note 8 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of major debt instruments that were outstanding during 2021.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.6 million and $1.1 million for the three months ended March 31, 2021 and 2020. We had on hand precious metals owned by participants in our precious metals program of $96.7 million at March 31, 2021, and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at March 31, 2021, or December 31, 2020, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit.

At March 31, 2021, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.9 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of March 31, 2021, we had $128.4 million of cash and cash equivalents. The majority of our cash and cash equivalents were held by foreign subsidiaries. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $415.2 million after expenses. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the quarter ended March 31, 2021.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, strategic optimization plans, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. As of March 31, 2021, we had liquidity of approximately $644.7 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of March 31, 2021, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 1.45, providing $138.7 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA, as defined within the Amended Credit Facility, falls below approximately $79 million for the most recently ended trailing four quarters, based on reasonably consistent net debt levels with those as of March 31, 2021, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

Critical Accounting Policies and Their Application

There were no material changes to our critical accounting policies described in “Critical Accounting Policies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of accounting standards we recently adopted or will be required to adopt.

Risk Factors

Certain statements contained here and in future filings with the SEC reflect the Company’s expectations with respect to future performance and constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Factors that could adversely affect our future financial performance include those described under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Variable-rate debt:
Carrying amount(1)	$358,897	$793,731
Fair value	356,090	783,143
Increase in annual interest expense from 1% increase in interest rates	157	2,626
Decrease in annual interest expense from 1% decrease in interest rates	(157)	(2,626)
Fixed-rate debt:
Carrying amount	8,208	3,706
Fair value	6,749	1,887
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	310,422	311,220
Carrying amount and fair value	(21,158)	(24,694)
Change in fair value from 1% increase in interest rates	7,736	8,407
Change in fair value from 1% decrease in interest rates	(4,541)	(3,131)
Cross currency swaps:
Notional amount	38,800	223,675
Carrying amount and fair value	786	(5,162)
Change in fair value from 10% appreciation of U.S. dollar	(4,051)	(24,475)
Change in fair value from 10% depreciation of U.S. dollar	4,051	24,475
Foreign currency forward contracts:
Notional amount	529,820	494,187
Carrying amount and fair value	(5,095)	2,019
Change in fair value from 10% appreciation of U.S. dollar	(856)	(2,810)
Change in fair value from 10% depreciation of U.S. dollar	1,046	3,435

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $1.5 million and $3.7 million for the period ended March 31, 2021 and December 31, 2020, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors have not declared any dividends on common stock during 2021 or 2020. The Company’s Amended Credit Facility restricts the amount of dividends we can pay on our common stock. Any future dividends declared would be at the discretion of our Board of Directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms our financing agreements at the time a dividend is considered, and other relevant factors.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended March 31, 2021:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
(Dollars in thousands, except for per share amounts)	Purchased	Paid per Share	or Programs	or Programs
January 1, 2021 to January 31, 2021	—	$—	$—	$46,192,535
February 1, 2021 to February 28, 2021	—	$—	$—	$46,192,535
March 1, 2021 to March 31, 2021	—	$—	$—	$46,192,535
Total	—		$—

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

FERRO CORPORATION (Registrant)

Date:	May 10, 2021
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2021
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.