Form 10-Q
period 2021-06-30
FERRO CORP
filed 2021-08-04
CIK 35214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

At June 30, 2021, there were 82,704,290 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$294,331	$204,801	$582,689	$457,127
Cost of sales	199,496	141,057	392,751	312,645
Gross profit	94,835	63,744	189,938	144,482
Selling, general and administrative expenses	59,026	50,541	112,864	106,587
Restructuring and impairment charges	1,970	8,619	7,154	9,784
Other expense (income):
Interest expense	5,006	6,177	14,443	11,707
Interest earned	(52)	(307)	(649)	(561)
Foreign currency losses (gains), net	3,209	1,143	4,367	(172)
Loss on extinguishment of debt	—	—	1,981	—
Miscellaneous income, net	(253)	(703)	(2,353)	(2,166)
Income (loss) before income taxes	25,929	(1,726)	52,131	19,303
Income tax expense	8,502	200	16,146	5,317
Income (loss) from continuing operations	17,427	(1,926)	35,985	13,986
Income (loss) from discontinued operations, net of income taxes	(1,536)	(3,238)	88,306	(3,017)
Net income (loss)	15,891	(5,164)	124,291	10,969
Less: Net income attributable to noncontrolling interests	382	376	819	386
Net income (loss) attributable to Ferro Corporation common shareholders	$15,509	$(5,540)	$123,472	$10,583
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings:
Continuing operations	$0.21	$(0.03)	$0.43	$0.17
Discontinued operations	(0.02)	(0.04)	1.07	(0.04)
	$0.19	$(0.07)	$1.50	$0.13
Diluted earnings:
Continuing operations	$0.20	$(0.03)	$0.42	$0.16
Discontinued operations	(0.02)	(0.04)	1.06	(0.04)
	$0.18	$(0.07)	$1.48	$0.12

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$15,891	$(5,164)	$124,291	$10,969
Other comprehensive income (loss), net of income tax:
Foreign currency translation gain (loss)	687	3,857	(60,414)	(14,509)
Cash flow hedging instruments, unrealized income (loss)	1,283	(1,560)	8,069	(10,600)
Postretirement benefit liabilities income	(1)	—	129	—
Other comprehensive income (loss), net of income tax	1,969	2,297	(52,216)	(25,109)
Total comprehensive income (loss)	17,860	(2,867)	72,075	(14,140)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(157)	340	206	256
Comprehensive income (loss) attributable to Ferro Corporation	$18,017	$(3,207)	$71,869	$(14,396)

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$143,717	$174,077
Accounts receivable, net	162,375	137,008
Inventories	260,237	260,332
Other receivables	64,240	72,272
Other current assets	20,988	18,261
Current assets held-for-sale	—	307,854
Total current assets	651,557	969,804
Other assets
Property, plant and equipment, net	332,197	330,045
Goodwill	174,005	175,351
Intangible assets, net	112,545	119,500
Deferred income taxes	110,735	115,962
Operating leased assets	13,817	15,446
Other non-current assets	25,825	80,618
Non-current assets held-for-sale	—	154,207
Total assets	$1,420,681	$1,960,933
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,871	$8,839
Accounts payable	136,303	135,296
Accrued payrolls	28,366	27,166
Accrued expenses and other current liabilities	150,463	124,770
Current liabilities held-for-sale	—	107,545
Total current liabilities	324,003	403,616
Other liabilities
Long-term debt, less current portion	354,729	791,509
Postretirement and pension liabilities	165,951	181,610
Operating leased non-current liabilities	8,588	10,064
Other non-current liabilities	55,118	62,050
Non-current liabilities held-for-sale	—	71,149
Total liabilities	908,389	1,519,998
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.7 million and 82.4 million shares outstanding at June 30, 2021, and December 31, 2020, respectively	93,436	93,436
Paid-in capital	289,285	293,682
Retained earnings	428,287	304,815
Accumulated other comprehensive loss	(141,313)	(89,710)
Common shares in treasury, at cost	(165,689)	(172,256)
Total Ferro Corporation shareholders’ equity	504,006	429,967
Noncontrolling interests	8,286	10,968
Total equity	512,292	440,935
Total liabilities and equity	$1,420,681	$1,960,933

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2020	11,065	$(172,256)	$93,436	$293,682	$304,815	$(89,710)	$10,968	$440,935
Net income (loss)	—	—	—	—	107,963	—	437	108,400
Other comprehensive income (loss)	—	—	—	—	—	(54,111)	(74)	(54,185)
Change in ownership interest	—	—	—	(2,530)	—	—	(2,888)	(5,418)
Stock-based compensation transactions	(255)	5,154	—	(2,614)	—	—	—	2,540
Balances at March 31, 2021	10,810	$(167,102)	$93,436	$288,538	$412,778	$(143,821)	$8,443	$492,272
Net income (loss)	—	—	—	—	15,509	—	382	15,891
Other comprehensive income (loss)	—	—	—	—	—	2,508	(539)	1,969
Stock-based compensation transactions	(79)	1,413	—	747	—	—	—	2,160
Balances at June 30, 2021	10,731	$(165,689)	$93,436	$289,285	$428,287	$(141,313)	$8,286	$512,292

	Ferro Corporation Shareholders
	Common Shares					Accumulated
	in Treasury					Other	Non-
			Common	Paid-in	Retained	Comprehensive	controlling	Total
(In thousands)	Shares	Amount	Stock	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202
Net income (loss)	—	—	—	—	16,123	—	10	16,133
Other comprehensive income (loss)	—	—	—	—	—	(27,312)	(94)	(27,406)
Stock-based compensation transactions	(238)	5,332	—	(2,723)	—	—	—	2,609
Balances at March 31, 2020	11,193	$(174,911)	$93,436	$291,820	$278,139	$(136,688)	$9,742	$361,538
Net income (loss)	—	—	—	—	(5,540)	—	376	(5,164)
Other comprehensive income (loss)	—	—	—	—	—	2,333	(36)	2,297
Stock-based compensation transactions	(8)	159	—	1,825	—	—	—	1,984
Balances at June 30, 2020	11,185	$(174,752)	$93,436	$293,645	$272,599	$(134,355)	$10,082	$360,655

See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net cash used in operating activities	$(46,410)	$(104,561)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(20,574)	(14,982)
Collections of financing receivables	59,326	62,580
Proceeds from sale of businesses, net	415,230	—
Business acquisitions, net of cash acquired	(2,200)	—
Other investing activities	236	778
Net cash provided by investing activities	452,018	48,376
Cash flows from financing activities
Net borrowings (payments) under loans payable	(112)	11,420
Principal payments on term loan facility - Amended Credit Facility	(439,100)	(4,100)
Proceeds from revolving credit facility - Amended Credit Facility	50,000	360,000
Principal payments on revolving credit facility - Amended Credit Facility	(50,000)	(343,383)
Other financing activities	(3,551)	(1,418)
Net cash provided by (used in) financing activities	(442,763)	22,519
Effect of exchange rate changes on cash and cash equivalents	(1,405)	(505)
Decrease in cash and cash equivalents	(38,560)	(34,171)
Cash and cash equivalents at beginning of period	182,277	104,402
Cash and cash equivalents at end of period	143,717	70,231
Less: Cash and cash equivalents of discontinued operations at end of period	—	8,200
Cash and cash equivalents of continuing operations at end of period	$143,717	$62,031
Cash paid during the period for:
Interest	$16,438	$16,736
Income taxes	$12,751	$7,722

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

We produce our products primarily in the Europe, Middle East and Africa (“EMEA”) region, the Americas region and the Asia Pacific region.

Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results expected in subsequent quarters or for the full year ending December 31, 2021.

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

Pending Merger

On May 11, 2021, Ferro, PMHC II Inc., a Delaware corporation (“Prince”) and PMHC Fortune Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Prince (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Ferro (the “Merger”), with Ferro continuing as the surviving corporation in the Merger and as a direct or indirect wholly owned subsidiary of Prince. The board of directors of Ferro has approved the Merger Agreement.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of Ferro (“Ferro Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than (i) shares of Ferro Common Stock held by Ferro as treasury stock or held directly by Prince or any subsidiary of Prince (including Merger Sub) immediately prior to the Effective Time (which will be canceled without payment of any consideration), (ii) shares of Ferro Common Stock for which dissenters rights have been properly exercised and perfected and not withdrawn and (iii) shares of restricted stock) will be converted into the right to receive $22.00 in cash, without interest (the “Merger Consideration”).

Pursuant to the Merger Agreement, as of the Effective Time, each option to acquire shares of Ferro Common Stock, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash (less any applicable withholding taxes) equal to (A) the number of shares of Ferro Common Stock subject to such option, multiplied by (B) the excess, if any, of the Merger Consideration over the applicable per share exercise price of such option.

In addition, pursuant to the Merger Agreement, as of the Effective Time, (i) each outstanding share of Ferro restricted stock, each restricted share unit (other than performance share units), deferred share unit, phantom share unit or similar stock right, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash (less any applicable withholding taxes) equal to (A) the number of shares of Ferro Common Stock subject to such right, multiplied by (B) the Merger Consideration, and (ii) each Ferro performance-based share unit, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash (less any applicable withholding taxes) equal to (A) the number of shares of Ferro Common Stock subject to such performance-based share unit, calculated based on the greater of (x) actual performance achieved in accordance with the terms of such performance-based share unit and the Merger Agreement and (y) target level performance over the entire performance period applicable with respect to such performance-based share unit, multiplied by (B) the Merger Consideration.

Ferro and Prince have agreed to use their respective reasonable best efforts to consummate the Merger, including making filings with and seeking approvals from certain governmental entities necessary in connection with the Merger, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In furtherance thereof, Prince has agreed to accept certain divestitures or restrictions on the assets of Prince, Ferro and their respective subsidiaries, if and to the extent necessary to obtain such approvals, subject to certain specified limitations set forth in the Merger Agreement.

Consummation of the Merger is subject to certain customary conditions, including (i) the adoption of the Merger Agreement by the holders of two-thirds of the outstanding shares of Ferro Common Stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of certain regulatory approvals, including expiration or termination of any applicable waiting period under the HSR Act, (iv) the absence of a material adverse effect with respect to Ferro, and (v) compliance in all material respects on the part of each of Ferro and Prince with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct, subject to certain materiality exceptions.

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

No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Revenue

Revenues disaggregated by geography and reportable segment for the three months ended June 30, 2021, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$92,569	$72,046	$30,294	$194,909
Color Solutions	37,958	50,014	11,450	99,422
Total net sales	$130,527	$122,060	$41,744	$294,331

Revenues disaggregated by geography and reportable segment for the three months ended June 30, 2020, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$51,071	$58,868	$21,733	$131,672
Color Solutions	27,874	36,145	9,110	73,129
Total net sales	$78,945	$95,013	$30,843	$204,801

Revenues disaggregated by geography and reportable segment for the six months ended June 30, 2021, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$179,941	$139,964	$59,826	$379,731
Color Solutions	77,000	103,868	22,090	202,958
Total net sales	$256,941	$243,832	$81,916	$582,689

Revenues disaggregated by geography and reportable segment for the six months ended June 30, 2020, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$126,928	$116,690	$43,489	$287,107
Color Solutions	65,763	85,851	18,406	170,020
Total net sales	$192,691	$202,541	$61,895	$457,127

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

The table below summarizes results for the Tile Coatings business for the three and six months ended June 30, 2021 and 2020, which are reflected in our consolidated statements of operations as discontinued operations, net of income taxes. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net sales	$—	$75,254	$83,579	$190,004
Cost of sales	—	59,073	60,634	145,975
Gross profit	—	16,181	22,945	44,029
Selling, general and administrative expenses	—	15,542	20,327	34,350
Restructuring and impairment charges	—	1,758	303	2,037
Interest expense	—	2,517	1,682	4,748
Interest earned	—	(129)	(189)	(153)
Foreign currency losses (gains), net	—	(804)	363	4,961
Gain on sale of business, net	—	—	(100,057)	—
Miscellaneous expense, net	—	705	251	1,247
Income (loss) from discontinued operations before income taxes	—	(3,408)	100,265	(3,161)
Income tax expense (benefit)	1,536	(170)	11,959	(144)
Income (loss) from discontinued operations, net of income taxes	(1,536)	(3,238)	88,306	(3,017)
Less: Net income attributable to noncontrolling interests	—	67	64	44
Net income (loss) attributable to Tile Coatings business	$(1,536)	$(3,305)	$88,242	$(3,061)

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2020:

December 31,
(Dollars in thousands)	2020
Cash and cash equivalents	$8,200
Accounts receivable, net	211,548
Inventories	84,239
Other receivables	1,630
Other current assets	2,237
Current assets held-for-sale	307,854
Property, plant and equipment, net	93,430
Intangible assets, net	42,126
Deferred income taxes	12,267
Other non-current assets	6,384
Non-current assets held-for-sale	154,207
Total assets held-for-sale	$462,061

Loans payable and current portion of long-term debt	$3,927
Accounts payable	85,308
Accrued payrolls	5,946
Accrued expenses and other current liabilities	12,364
Current liabilities held-for-sale	107,545
Long-term debt, less current portion	56,359
Postretirement and pension liabilities	8,119
Other non-current liabilities	6,671
Non-current liabilities held-for-sale	71,149
Total liabilities held-for-sale	$178,694

The following table summarizes cash flow data relating to discontinued operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Capital expenditures	$(1,074)	$(1,909)
Gain on sale of discontinued operations	(100,057)	—
Non-cash operating activities - restructuring and impairment charges	—	1,070
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	507

5.    Inventories

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Raw materials	$75,348	$81,344
Work in process	45,566	48,770
Finished goods	139,323	130,218
Total inventories	$260,237	$260,332

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $100.7 million at June 30, 2021, and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.

6.    Property, Plant and Equipment

Property, plant and equipment is reported net of accumulated depreciation of $452.4 million at June 30, 2021 and $456.3 million at December 31, 2020. As discussed in Note 4, the assets of our Tile Coatings business were classified as held-for-sale under ASC Topic 360; Property, Plant, and Equipment. As such, additional accumulated depreciation of $135.3 million at December 31, 2020 was classified as Non-current assets held for sale.

Unpaid capital expenditure liabilities, which are non-cash investing activities, were $1.1 million at June 30, 2021 and $0.3 million at June 30, 2020.

7. Goodwill and Other Intangible Assets

Details and activity in the Company’s goodwill by segment follow:

	Functional	Color
(Dollars in thousands)	Coatings	Solutions	Total
Goodwill, net at December 31, 2020	$123,570	$51,781	$175,351
Foreign currency adjustments	(1,061)	(285)	(1,346)
Goodwill, net at June 30, 2021	$122,509	$51,496	$174,005

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Goodwill, gross	$232,472	$233,818
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$174,005	$175,351

Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of June 30, 2021, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Gross amortizable intangible assets:
Patents	$5,540	$5,589
Land rights	3,209	3,173
Technology/know-how and other	116,455	116,015
Customer relationships	66,944	68,142
Total gross amortizable intangible assets	192,148	192,919
Accumulated amortization:
Patents	(5,518)	(5,566)
Land rights	(1,693)	(1,630)
Technology/know-how and other	(66,116)	(61,104)
Customer relationships	(19,290)	(18,317)
Total accumulated amortization	(92,617)	(86,617)
Amortizable intangible assets, net	$99,531	$106,302

Indefinite-lived intangible assets consisted of the following:

Z

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Indefinite-lived intangibles assets:
Trade names and trademarks	$13,014	$13,198

8.    Debt

Loans payable and current portion of long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Current portion of long-term debt	$8,871	$8,839
Loans payable and current portion of long-term debt	$8,871	$8,839

Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$356,978	$793,731
Finance lease obligations	2,733	2,911
Other notes	3,889	3,706
Total long-term debt	363,600	800,348
Current portion of long-term debt	(8,871)	(8,839)
Long-term debt, less current portion	$354,729	$791,509

(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $1.4 million at June 30, 2021 and $3.7 million at December 31, 2020.

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

At June 30, 2021, the Company had borrowed $155.1 million under the Tranche B-1 Loans at an interest rate of 2.40%, $102.7 million under the Tranche B-2 Loans at an interest rate of 2.40%, and $100.5 million under the Tranche B-3 Loans at an interest rate of 2.40%. At June 30, 2021, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At June 30, 2021, the effective interest rate for all tranches of the term loan facility, inclusive of hedging activities, was 4.83%.

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

At June 30, 2021, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $495.8 million of additional borrowings available under the revolving credit facilities at June 30, 2021.

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

Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At June 30, 2021, we were in compliance with the covenants of the Amended Credit Facility.

As noted in Note 4, on February 25, 2021, we completed the sale of our Tile Coatings business. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the six months ended June 30, 2021.

Receivable Sales Programs

We have several international programs to sell without recourse trade accounts receivable to financial institutions. During the third quarter of 2020, these programs were amended to include a domestic program. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three and six months ended June 30, 2021, was immaterial. The program, whose maximum capacity is €85 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 80% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

The outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer, was $45.1 million at June 30, 2021 and $24.5 million at December 31, 2020. The carrying amount of deferred purchase price was $9.9 million at June 30, 2021 and $9.8 million at December 31, 2020 and is recorded in Other receivables. Trade accounts receivable collected from customers to be remitted to financial institutions were $44.5 million at June 30, 2021 and $36.0 million at December 31, 2020 recorded in Accrued expenses and other current liabilities.

Activity from these programs for the six months ended June 30, 2021 and 2020 is detailed below:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Trade accounts receivable sold to financial institutions	$312,676	$91,048
Cash proceeds from financial institutions (1)	250,927	58,794

(1)Excluded from the table above, in the six months ended June 30, 2020, our Tile Coatings business received cash proceeds from financial institutions of $47.3 million. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.

Other Financing Arrangements

We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $25.0 million and $28.1 million at June 30, 2021 and December 31, 2020, respectively. The unused portions of these lines provided additional liquidity of $25.0 million at June 30, 2021 and December 31, 2020.

9.    Financial Instruments

The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	June 30, 2021
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$143,717	$143,717	$143,717	$—	$—
Term loan facility - Amended Credit Facility (1)	(356,978)	(356,149)	—	(356,149)	—
Other long-term notes payable	(3,889)	(2,342)	—	(2,342)	—
Cross currency swaps	495	495	—	495	—
Interest rate swaps	(19,385)	(19,385)	—	(19,385)	—
Foreign currency forward contracts, net	(3,454)	(3,454)	—	(3,454)	—

	December 31, 2020
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174,077	$174,077	$174,077	$—	$—
Term loan facility - Amended Credit Facility (1)	(793,731)	(783,143)	—	(783,143)	—
Other long-term notes payable	(3,706)	(1,887)	—	(1,887)	—
Cross currency swaps	(5,162)	(5,162)	—	(5,162)	—
Interest rate swaps	(24,694)	(24,694)	—	(24,694)	—
Foreign currency forward contracts, net	2,019	2,019	—	2,019	—

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $1.4 million and $3.7 million for the period ended June 30, 2021, and December 31, 2020, respectively.

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

During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $309.6 million at June 30, 2021. These swaps are hedging risk associated with the Tranche B-1, B-2 and B-3 Loans. These interest rate swaps are designated as cash flow hedges. As of June 30, 2021, the Company expects it will reclassify net losses of approximately $8.4 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loan. These cross-currency swaps are designated as cash flow hedges. In conjunction with the pay-down of debt discussed in Note 8, we terminated all cross-currency swaps, except for one, which we de-designated and re-designated to hedge the remaining Tranche B-3 Loan after the interest rate swaps. Due to the original designation layering, the other comprehensive loss from the cross-currency swap at re-designation and the other comprehensive loss from the terminated cross-currency swaps were written-off as the interest payments were deemed remote. The Company paid counterparties $3.5 million to settle the terminated derivatives, resulting in a net $4.5 million being reclassified from AOCL to Interest expense as a result of this remote transaction. The remaining notional amount is $38.7 million at June 30, 2021, with a maturity date of February 14, 2024. As of June 30, 2021, the Company expects it will reclassify net losses of approximately $0.1 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of this derivative.

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the three months ended June 30, 2021 and 2020, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2021	2020	2021	2020	AOCL into Income
Interest rate swaps	$(385)	$(1,934)	$(1,841)	$(824)	Interest expense
Cross currency swaps	(388)	(3,902)	(113)	851	Interest expense
			$(1,954)	$27	Total Interest expense
Cross currency swaps			(433)	(4,204)	Foreign currency losses (gains), net
			$(433)	$(4,204)	Total Foreign currency losses (gains), net

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the six months ended June 30, 2021 and 2020, follow:

			Amount of Loss (Gain)
	Amount of Gain (Loss)		Reclassified from		Location of Gain (Loss)
	Recognized in AOCL		AOCL into Income		Reclassified from
(Dollars in thousands)	2021	2020	2021	2020	AOCL into Income
Interest rate swaps	$1,053	$(14,808)	$(3,613)	$(1,322)	Interest expense
Cross currency swaps	2,308	1,356	(123)	2,019	Interest expense
			$(3,736)	$697	Total Interest expense
Cross currency swaps			2,494	(582)	Foreign currency losses (gains), net
			$2,494	$(582)	Total Foreign currency losses (gains), net

The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020, are as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense	$5,006	$6,177	$14,443	$11,707
Foreign currency losses (gains), net	3,209	1,143	4,367	(172)

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

The amount of gain (loss) on net investment hedges recognized in AOCL and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended June 30, 2021 and 2020, follow:

			Amount of Gain
			Recognized in Income on
	Amount of Gain (Loss)		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Cross currency swaps	$—	$(1,569)	$—	$612	Interest expense

The amount of gain on net investment hedges recognized in AOCL and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the six months ended June 30, 2021 and 2020, follow:

			Amount of Gain
			Recognized in Income on
	Amount of Gain (Loss)		Derivative (Amount Excluded		Location of Gain
	Recognized in AOCL		from Effectiveness Testing)		in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Cross currency swaps	$—	$1,090	$—	$1,392	Interest expense

Derivatives Not Designated as Hedging Instruments

Foreign Currency Forward Contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses (gains), net in the condensed consolidated statements of operations. We recognized net gains of $0.2 million and net losses of $6.1 million in the three and six months ended June 30, 2021, respectively, and net gains of $0.1 million and $0.4 million in the three and six months ended June 30, 2020, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $776.7 million at June 30, 2021 and $494.2 million at December 31, 2020.

The following table presents the effect on our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in Earnings		Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location of Gain (Loss) in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Foreign currency forward contracts	$(1,280)	$142	$(7,546)	$410	Foreign currency losses (gains), net

Location and Fair Value Amount of Derivative Instruments

The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

	June 30,	December 31,
(Dollars in thousands)	2021	2020	Balance Sheet Location
Asset derivatives:
Cross currency swaps	$9	$9	Other current assets
Cross currency swaps	486	—	Other non-current assets
Foreign currency forward contracts	1,118	2,649	Other current assets
Liability derivatives:
Interest rate swaps	$(8,415)	$(8,436)	Accrued expenses and other current liabilities
Interest rate swaps	(10,970)	(16,258)	Other non-current liabilities
Cross currency swaps	—	(67)	Accrued expenses and other current liabilities
Cross currency swaps	—	(5,104)	Other non-current liabilities
Foreign currency forward contracts	(4,572)	(630)	Accrued expenses and other current liabilities

10.    Income Taxes

Income tax expense for the six months ended June 30, 2021 was $16.1 million, or 31.0% of pre-tax income. Income tax expense for the six months ended June 30, 2020 was $5.3 million, or 27.5% of pre-tax income. The tax expense during the six months ended June 30, 2021 and June 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

11.    Contingent Liabilities

We have recorded environmental liabilities of $5.7 million at June 30, 2021 and December 31, 2020, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at June 30, 2021 and December 31, 2020, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product line in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.

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

12.    Retirement Benefits

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended June 30, 2021 and 2020, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$3	$333	$294	$—	$—
Interest cost	1,881	2,388	343	343	68	133
Expected return on plan assets	(3,824)	(3,708)	(116)	(116)	—	—
Amortization of prior service cost	—	—	(21)	(4)	—	—
Net periodic benefit (credit) cost	$(1,943)	$(1,317)	$539	$517	$68	$133

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the six months ended June 30, 2021 and 2020, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$6	$672	$579	$—	$1
Interest cost	3,761	4,775	678	673	136	265
Expected return on plan assets	(7,648)	(7,416)	(230)	(228)	—	—
Amortization of prior service cost	—	—	(41)	(9)	—	—
Net periodic benefit (credit) cost	$(3,887)	$(2,635)	$1,079	$1,015	$136	$266

Interest cost, expected return on plan assets and amortization of prior service cost are recorded in Miscellaneous income, net on the condensed consolidated statement of operations.

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

In the first half of 2021, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted share units under the Plan.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the six months ended June 30, 2021:

Stock Options
Weighted-average grant-date fair value	$5.94
Expected life, in years	6.0
Risk-free interest rate	0.76%
Expected volatility	40.39%

The weighted-average grant date fair value of our performance share units granted in the six months ended June 30, 2021, was $16.00. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.

The weighted-average grant date fair value of our restricted share units granted in the six months ended June 30, 2021, was $15.07. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.

We recognized stock-based compensation expense of $2.7 million and $5.1 million for the three and six months ended June 30, 2021, respectively, and $2.7 million and $5.5 million for the three and six months ended June 30, 2020, respectively. At June 30, 2021, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $11.9 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024.

14.    Restructuring and Optimization Programs

Total restructuring charges were $2.0 million and $7.2 million for the three and six months ended June 30, 2021, respectively, and $8.6 million and $9.8 million for the three and six months ended June 30, 2020, respectively. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale during the fourth quarter of 2019. As such, there were additional restructuring charges of $0.3 million for the six months ended June 30, 2021 and $1.7 million and $2.0 million for the three and six months ended June 30, 2020, respectively, classified as Net income from discontinued operations, net of income taxes.

Organizational Optimization Plan

In conjunction with the sale of the Tile Coatings business, discussed in Note 4, we developed our Organizational Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. As a result of these actions, the Company expects to incur total charges of approximately $5.7 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized throughout the remainder of 2021. Charges associated with the program were $1.0 million and $3.1 million for the three and six months ended June 30, 2021, respectively.

Americas Manufacturing Optimization Plan

In the second quarter of 2019, we developed our Americas Manufacturing Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The Americas Manufacturing Optimization Plan is focused on the construction of a new manufacturing center of excellence located in Villagran, Mexico. We are in the process of consolidating two plants located in the United States and two sites in Latin America into the expanded Villagran location. As a result of these actions, the Company expects to incur total charges of approximately $9.5 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized within the next 12 months. Charges associated with the program were $0.7 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.0 million for the three and six months ended June 30, 2020, respectively.

Global Optimization Plan

The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our acquisitions. Actions associated with the Global Optimization Plan were substantially completed, and as such, we do not anticipate material charges related to this plan for the remainder of 2021. Charges associated with the program were $0.3 million and $1.7 million for the three and six months ended June 30, 2021, respectively, and $7.8 million and $8.8 million for the three and six months ended June 30, 2020, respectively.

The charges associated with these programs are further summarized below.

	Employee	Other
(Dollars in thousands)	Severance	Costs	Total
Balances at December 31, 2020	$5,510	$4,460	$9,970
Restructuring charges	5,439	1,715	7,154
Cash payments	(6,005)	(1,025)	(7,030)
Balances at June 30, 2021	$4,944	$5,150	$10,094

We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs over the next twelve months, except where legal or contractual obligations would require it to extend beyond that period.

15.    Earnings Per Share

Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings per share computation:
Income (loss) from continuing operations	$17,427	$(1,926)	$35,985	$13,986
Less: Net income attributable to noncontrolling interests from continuing operations	382	309	755	342
Net income (loss) attributable to Ferro Corporation from continuing operations	17,045	(2,235)	35,230	13,644
Income (loss) from discontinued operations, net of income taxes	(1,536)	(3,238)	88,306	(3,017)
Less: Net income attributable to noncontrolling interests from discontinued operations	—	67	64	44
Net income (loss) attributable to Ferro Corporation from discontinued operations	(1,536)	(3,305)	88,242	(3,061)
Total	$15,509	$(5,540)	$123,472	$10,583

Weighted-average common shares outstanding	82,665	82,246	82,581	82,171
Basic earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.21	$(0.03)	$0.43	$0.17
Diluted earnings per share computation:
Net income (loss) attributable to Ferro Corporation from continuing operations	$17,045	$(2,235)	$35,230	$13,644
Net income (loss) attributable to Ferro Corporation from discontinued operations	(1,536)	(3,305)	88,242	(3,061)
Total	$15,509	$(5,540)	$123,472	$10,583

Weighted-average common shares outstanding	82,665	82,246	82,581	82,171
Assumed exercise of stock options	562	543	478	799
Assumed satisfaction of restricted stock unit conditions	123	93	169	109
Assumed satisfaction of performance share unit conditions	159	45	128	200
Weighted-average diluted shares outstanding	83,509	82,927	83,356	83,279
Diluted earnings (loss) per share from continuing operations attributable to Ferro Corporation common shareholders	$0.20	$(0.03)	$0.42	$0.16

The number of anti-dilutive shares were 2.1 million and 2.2 million for the three and six months ended June 30, 2021, respectively, and 2.7 million and 2.3 million for the three and six months ended June 30, 2020, respectively. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.

16.    Share Repurchase Programs

The Company’s Board of Directors has approved share repurchase programs under which the Company is authorized to repurchase up to $150 million of the Company’s outstanding shares of common stock on the open market, including through a Rule 10b5-1 plan, or in privately negotiated transactions.

The timing and amount of shares to be repurchased will be determined by the Company, based on evaluation of market and business conditions, share price, and other factors, including limitations contained in the Merger Agreement with Prince. The share repurchase programs do not obligate the Company to repurchase any dollar amount or number of common shares, and may be suspended or discontinued at any time.

As of June 30, 2021, $46.2 million remains authorized under the programs for the repurchase of common stock.

17.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
(Dollars in thousands)	Adjustments	Items	Hedges	Total
Balances at March 31, 2020	$1,206	$(115,847)	$(22,047)	$(136,688)
Other comprehensive income (loss) before reclassifications, before tax	—	3,388	(5,836)	(2,448)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	4,177	4,177
Current period other comprehensive income (loss), before tax	—	3,388	(1,659)	1,729
Tax effect	—	(505)	(99)	(604)
Current period other comprehensive income (loss), net of tax	—	3,893	(1,560)	2,333
Balances at June 30, 2020	$1,206	$(111,954)	$(23,607)	$(134,355)

Balances at March 31, 2021	$3,329	$(131,509)	$(15,641)	$(143,821)
Other comprehensive income (loss) before reclassifications, before tax	—	1,564	(773)	791
Reclassification to earnings:
Postretirement benefit liabilities income (loss), before tax	(1)	—	—	(1)
Cash flow hedge income (loss), before tax	—	—	2,387	2,387
Current period other comprehensive income (loss), before tax	(1)	1,564	1,614	3,177
Tax effect	—	338	331	669
Current period other comprehensive income (loss), net of tax	(1)	1,226	1,283	2,508
Balances at June 30, 2021	$3,328	$(130,283)	$(14,358)	$(141,313)

	Six Months Ended June 30,
	Postretirement	Foreign	Net Gain (Loss)
	Benefit Liability	Currency	on Cash Flow
(Dollars in thousands)	Adjustments	Items	Hedges	Total
Balances at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive income (loss) before reclassifications, before tax	—	(14,449)	(13,452)	(27,901)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	(115)	(115)
Current period other comprehensive income (loss), before tax	—	(14,449)	(13,567)	(28,016)
Tax effect	—	(70)	(2,967)	(3,037)
Current period other comprehensive income (loss), net of tax	—	(14,379)	(10,600)	(24,979)
Balances at June 30, 2020	$1,206	$(111,954)	$(23,607)	$(134,355)

Balances at December 31, 2020	$3,199	$(70,482)	$(22,427)	$(89,710)
Other comprehensive income (loss) before reclassifications, before tax	—	(76,466)	3,361	(73,105)
Reclassification to earnings:
Postretirement benefit liabilities income (loss), before tax	129	—	—	129
Currency translation reclassification to income on divestiture	—	17,305	—	17,305
Amount reclassification to income (remote transaction)	—	—	4,509	4,509
Cash flow hedge income (loss), before tax	—	—	1,242	1,242
Current period other comprehensive income (loss), before tax	129	(59,161)	9,112	(49,920)
Tax effect	—	640	1,043	1,683
Current period other comprehensive income (loss), net of tax	129	(59,801)	8,069	(51,603)
Balances at June 30, 2021	$3,328	$(130,283)	$(14,358)	$(141,313)

18.    Reporting for Segments

Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Functional Coatings	$194,909	$131,672	$379,731	$287,107
Color Solutions	99,422	73,129	202,958	170,020
Total net sales	$294,331	$204,801	$582,689	$457,127

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Functional Coatings	$59,521	$36,119	$121,397	$83,936
Color Solutions	36,692	26,985	70,360	60,772
Other cost of sales	(1,378)	640	(1,819)	(226)
Total gross profit	94,835	63,744	189,938	144,482
Selling, general and administrative expenses	59,026	50,541	112,864	106,587
Restructuring and impairment charges	1,970	8,619	7,154	9,784
Other expense, net	7,910	6,310	17,789	8,808
Income (loss) before income taxes	$25,929	$(1,726)	$52,131	$19,303

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales for the three months ended June 30, 2021, increased by $89.5 million, or 43.7%, compared with the prior-year same period. Net sales increased by $63.2 million in Functional Coatings and $26.3 million in Color Solutions. During the three months ended June 30, 2021, gross profit increased $31.1 million, or 48.8%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 110 basis points to 32.2%. Our total gross profit for the second quarter of 2021 was $94.8 million, compared with $63.7 million for the three months ended June 30, 2020. The increase in gross profit was attributable to higher gross profit in Functional Coatings of $23.4 million and in Color Solutions of $9.7 million.

For the three months ended June 30, 2021, selling, general and administrative (“SG&A”) expenses increased $8.5 million, or 16.8%, compared with the prior-year same period. As a percentage of net sales, it decreased approximately 460 basis points to 20.1%.

For the three months ended June 30, 2021, net income was $15.9 million, compared with net loss of $5.2 million for the prior-year same period, and net income attributable to common shareholders was $15.5 million, compared with net loss attributable to common shareholders of $5.5 million for the prior-year same period. Income from continuing operations was $17.4 million for the three months ended June 30, 2021, compared with loss from continuing operations of $1.9 million for the prior-year same period.

Outlook

Ferro continued to experience higher demand across all business segments in the quarter as customer markets recover. The impact of the COVID pandemic through the remainder of 2021 is unknown, even with the rollout of vaccines. Ferro expects to continue to benefit from strategic actions taken prior to and during the pandemic to optimize our business, invest in technology platforms, align with macrotrends, and focus on higher-margin, higher-growth markets, all of which contributed to gross margin expansion in the second quarter of 2021.

Ferro provides products and services that are essential to our customers as they innovate to address trends in their markets and develop next generation products. We sell our products and services in multiple markets and geographies around the world, which limits exposure to any one industry or region. In addition, we serve a diverse set of industries, including automotive, construction, appliances, healthcare, food and beverage, information technology, energy and defense. COVID-related behavior changes have accelerated demand for certain products, especially those in industries supporting mobility, entertainment and personal technology, smart appliances, construction, and sustainable product packaging.

Ferro continues to maintain protocols for the safety and well-being of our personnel. We monitor the impact of the outbreak of COVID-19 on our business, including how it may impact our customers, employees, supply chain and distribution network and take action, as appropriate, to address these circumstances. In some areas around the world, government mandates have been lifted and economic conditions have improved in certain sectors of the economy relative to 2020. Recently, some regions have experienced increasing numbers of COVID-19 cases, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted, and economic conditions could weaken.

In 2021, following the completion of the sale of our Tile Coatings Business, we are transitioning to a smaller, more agile and more streamlined global business with a more coherent and focused portfolio aligned with evolving megatrends. On May 11, 2021, Ferro announced that it has entered into a definitive agreement to be acquired by Prince International Corporation, a portfolio company of American Securities LLC. The transaction is expected to close in the first quarter of 2022.

We will continue to refine our manufacturing footprint, optimize logistics and streamline sourcing and procurement in our operations around the world.

Foreign currency rates may continue to be volatile through 2021 and changes in interest rates could adversely impact reported results. We continue to expect cash flow from operating activities to be positive for 2021.

Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations - Consolidated

Comparison of the three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, net income from continuing operations was $17.4 million, compared with net loss of $1.9 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, net income attributable to common shareholders was $15.5 million, or earnings per share of $0.19, compared with net loss of $5.5 million, or loss per share of $0.07, for the three months ended June 30, 2020.

Net Sales

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Net sales	$294,331	$204,801	$89,530	43.7%
Cost of sales	199,496	141,057	58,439	41.4%
Gross profit	$94,835	$63,744	$31,091	48.8%
Gross profit as a % of net sales	32.2%	31.1%

Net sales increased by $89.5 million, or 43.7%, for the three months ended June 30, 2021, compared with the prior-year same period, driven by higher sales in Functional Coatings and Color Solutions of $63.2 million and $26.3 million, respectively. The increase in net sales was driven by favorable volume and mix of $78.0 million, favorable foreign currency impacts of $9.5 million and higher product pricing of $2.0 million.

Gross Profit

Gross profit increased $31.1 million, or 48.8%, for the three months ended June 30, 2021, compared with the prior-year same period. As a percentage of net sales, gross profit increased approximately 110 basis points to 32.2%. The increase in gross profit was primarily attributable to an increase in Functional Coatings and Color Solutions of $23.4 million and $9.7 million, respectively. The increase in gross profit was primarily driven by favorable sales volume and mix of $20.1 million, favorable manufacturing costs of $4.2 million, favorable foreign currency impacts of $3.6 million, higher product pricing of $2.0 million and lower raw material costs of $1.2 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$130,527	$78,945	$51,582	65.3%
United States	122,060	95,013	27,047	28.5%
Asia Pacific	41,744	30,843	10,901	35.3%
Net sales	$294,331	$204,801	$89,530	43.7%

The increase in net sales of $89.5 million, compared with the prior-year same period, was driven by increases in sales from all regions. The increase in sales from EMEA was attributable to higher sales in Functional Coatings and Color Solutions of $41.5 million and $10.1 million, respectively. The increase in sales from the Americas was attributable to higher sales in Color Solutions and Functional Coatings of $13.9 million and $13.1 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings and Color Solutions of $8.6 million and $2.3 million, respectively.

Selling, General and Administrative (“SG&A”) Expenses

The following table includes SG&A component changes between 2021 and 2020.

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$22,266	$19,779	2,487	12.6%
Research and development expenses	7,932	8,331	(399)	(4.8)%
Business development	7,599	5,303	2,296	43.3%
Incentive compensation	1,883	1,971	(88)	(4.5)%
Stock-based compensation	2,085	2,183	(98)	(4.5)%
Intangible asset amortization	1,712	1,411	301	21.3%
Pension and other postretirement benefits	333	183	150	82.0%
Bad debt	13	(40)	53	NM %
All other expenses	15,203	11,420	3,783	33.1%
Selling, general and administrative expenses	$59,026	$50,541	$8,485	16.8%

SG&A expenses were $8.5 million higher in the three months ended June 30, 2021, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by other expense, primarily associated with consulting and professional fees, higher personnel expenses and business development costs.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Strategic services	$23,674	$21,495	$2,179	10.1%
Functional services	31,384	24,892	6,492	26.1%
Incentive compensation	1,883	1,971	(88)	(4.5)%
Stock-based compensation	2,085	2,183	(98)	(4.5)%
Selling, general and administrative expenses	$59,026	$50,541	$8,485	16.8%

Restructuring and Impairment Charges

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Employee severance	$1,590	$7,174	$(5,584)	(77.8)%
Other restructuring costs	380	1,445	(1,065)	(73.7)%
Restructuring and impairment charges	$1,970	$8,619	$(6,649)	(77.1)%

Restructuring and impairment charges decreased in the three months ended June 30, 2021, compared with the prior-year same period. The decrease primarily relates to previously disclosed plans being substantially completed with any remaining costs expected to be recognized within the next 12 months. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$5,397	$6,383	$(986)	(15.4)%
Amortization of bank fees	498	866	(368)	(42.5)%
Interest swap amortization	(316)	(316)	—	—%
Interest capitalization	(573)	(756)	183	(24.2)%
Interest expense	$5,006	$6,177	$(1,171)	(19.0)%

Interest expense decreased in the three months ended June 30, 2021, compared with the prior-year same period. The decrease in interest expense was primarily due to a decrease in the average long-term debt balance, partially offset by higher average interest rate during the three months ended June 30, 2021, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 was $8.5 million, or 32.8% of pre-tax income. Income tax expense for the three months ended June 30, 2020 was $0.2 million, or (11.6%) of pre-tax loss. The tax expense for the three months ended June 30, 2021, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences. The tax expense during the three months ended June 30, 2020, as a percentage of pre-tax loss, is lower than the U.S. federal statutory income tax rate of 21% primarily as a result of tax rate changes enacted during 2020.

Results of Operations - Segment Information

Comparison of the three months ended June 30, 2021 and 2020

Functional Coatings

	Three Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$194,909	$131,672	$63,237	48.0%	$1,403	$55,739	$6,095	$—
Segment gross profit	59,521	36,119	23,402	64.8%	1,403	12,128	2,054	7,817
Gross profit as a % of segment net sales	30.5%	27.4%

Net sales increased compared with the prior-year same period, primarily driven by higher sales in porcelain enamel, decoration, automotive, industrial, and electronics products of $17.1 million, $16.9 million, $13.0 million, $8.8 million and $7.4 million, respectively. The increase in net sales was driven by favorable volume and mix of $55.7 million, foreign currency impacts of $6.1 million and increased product pricing of $1.4 million. Gross profit increased from the prior-year same period primarily due to favorable volume and mix of $12.1 million, favorable manufacturing costs of $6.1 million, favorable foreign currency impacts of $2.1 million, favorable raw material costs of $1.7 million and increased product pricing of $1.4 million.

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$92,569	$51,071	$41,498	81.3%
Americas	72,046	58,868	13,178	22.4%
Asia Pacific	30,294	21,733	8,561	39.4%
Total	$194,909	$131,672	$63,237	48.0%

The net sales increase of $63.2 million was primarily driven by higher sales from all regions. The increase in sales from EMEA was primarily attributable to higher sales of decoration, industrial, porcelain enamel, automotive and electronics products of $11.9 million, $9.4 million, $8.2 million, $6.7 million and $5.3 million, respectively. The increase in sales from the Americas was primarily attributable to higher sales of porcelain enamel, automotive, electronics and decoration products of $7.0 million, $3.5 million, $1.4 million and $1.3 million, respectively. The increase in sales from Asia Pacific was primarily attributable to higher sales of decoration, automotive, porcelain enamel and electronics products of $3.7 million, $2.8 million, $1.9 million and $0.7 million, respectively, partially offset by lower sales of industrial products of $0.5 million.

Color Solutions

	Three Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$99,422	$73,129	$26,293	36.0%	$589	$22,281	$3,423	$—
Segment gross profit	36,692	26,985	9,707	36.0%	589	7,926	1,568	(376)
Gross profit as a % of segment net sales	36.9%	36.9%

Net sales increased compared with the prior-year same period, primarily driven by higher sales of pigment, surface technology and dispersions and colorants products of $19.8 million, $4.3 million and $2.2 million, respectively. The increase in net sales was driven by favorable volume and mix of $22.3 million, favorable foreign currency impacts of $3.4 million and increased product pricing of $0.6 million. Gross profit increased from the prior-year same period, primarily due to favorable sales volume and mix of $7.9 million, favorable foreign currency impacts of $1.6 million, increased product pricing of $0.6 million and favorable manufacturing costs of $0.1 million, partially offset by unfavorable raw material costs of $0.5 million.

	Three Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$37,958	$27,874	$10,084	36.2%
Americas	50,014	36,145	13,869	38.4%
Asia Pacific	11,450	9,110	2,340	25.7%
Total	$99,422	$73,129	$26,293	36.0%

The net sales increase of $26.3 million was driven by higher sales from all regions. The increase in sales from the Americas was primarily driven by increased sales of pigment, surface technology and dispersions and colorants products of $7.6 million, $5.2 million and $1.1 million, respectively. The increase in sales from EMEA was primarily attributable to higher sales of pigment and dispersions and colorants products of $9.0 million and $1.1 million, respectively. The increase in sales from Asia Pacific was attributable to increased sales of pigment products of $3.2 million, partially offset by lower sales of surface technology of $0.9 million, respectively.

Comparison of the six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, net income from continuing operations was $36.0 million, compared with $14.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, net income attributable to common shareholders was $123.5 million, or earnings per share of $1.50, compared with net income attributable to common shareholders of $10.6 million, or earnings per share of $0.13, for the six months ended June 30, 2020.

Net Sales

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Net sales	$582,689	$457,127	$125,562	27.5%
Cost of sales	392,751	312,645	80,106	25.6%
Gross profit	$189,938	$144,482	$45,456	31.5%
Gross profit as a % of net sales	32.6%	31.6%

Net sales increased by $125.6 million, or 27.5%, for the six months ended June 30, 2021, compared with the prior-year same period, driven by higher sales in Functional Coatings and Color Solutions of $92.6 million and $33.0 million, respectively. The increase in net sales was driven by favorable volume and mix of $102.6 million, favorable foreign currency impacts of $18.8 million and higher product pricing of $4.2 million.

Gross Profit

Gross profit increased $45.5 million, or 31.5%, for the six months ended June 30, 2021, compared with the prior-year same period. As a percentage of net sales, gross profit increased approximately 100 basis points to 32.6%. The increase in gross profit was primarily attributable to an increase in Functional Coatings of $37.5 million and in Color Solutions of $9.6 million. The increase in gross profit was primarily driven by favorable sales volume and mix of $29.7 million, favorable foreign currency impacts of $6.5 million, higher product pricing of $4.2 million, lower raw material costs of $3.4 million and favorable manufacturing costs of $1.7 million.

Geographic Revenues

The following table presents our sales on the basis of where sales originated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$256,941	$192,691	$64,250	33.3%
Americas	243,832	202,541	41,291	20.4%
Asia Pacific	81,916	61,895	20,021	32.3%
Net sales	$582,689	$457,127	$125,562	27.5%

The increase in net sales of $125.6 million, compared with the prior-year same period, was driven by increases in sales from all regions. The increase in sales from EMEA was attributable to higher sales in Functional Coatings and Color Solutions of $53.0 million and $11.3 million, respectively. The increase in sales from the Americas was attributable to higher sales in Functional Coatings and Color Solutions of $23.3 million and $18.0 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings and Color Solutions of $16.3 million and $3.7 million, respectively.

Selling, General and Administrative (“SG&A”) Expenses

The following table includes SG&A component changes between 2021 and 2020.

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$44,612	$42,528	$2,084	4.9%
Research and development expenses	17,115	18,418	(1,303)	(7.1)%
Business development	11,247	5,838	5,409	92.7%
Incentive compensation	4,000	4,091	(91)	(2.2)%
Stock-based compensation	4,715	4,942	(227)	(4.6)%
Intangible asset amortization	3,062	3,089	(27)	(0.9)%
Pension and other postretirement benefits	672	341	331	97.1%
Bad debt	42	96	(54)	(56.3)%
All other expenses	27,399	27,244	155	0.6%
Selling, general and administrative expenses	$112,864	$106,587	$6,277	5.9%

SG&A expenses were $6.3 million higher in the six months ended June 30, 2021, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development costs and personnel expenses, partially offset by lower research and development expenses.

The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Strategic services	$48,128	$47,111	$1,017	2.2%
Functional services	56,021	50,443	5,578	11.1%
Incentive compensation	4,000	4,091	(91)	(2.2)%
Stock-based compensation	4,715	4,942	(227)	(4.6)%
Selling, general and administrative expenses	$112,864	$106,587	$6,277	5.9%

Restructuring and Impairment Charges

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Employee severance	$5,439	$7,832	$(2,393)	(30.6)%
Other restructuring costs	1,715	1,952	(237)	(12.1)%
Restructuring and impairment charges	$7,154	$9,784	$(2,630)	(26.9)%

Restructuring and impairment charges decreased in the six months ended June 30, 2021, compared with the prior-year same period. The decrease primarily relates to previously disclosed plans being substantially completed with any remaining costs expected to be recognized within the next 12 months. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$15,122	$12,229	$2,893	23.7%
Amortization of bank fees	1,102	1,795	(693)	(38.6)%
Interest swap amortization	(632)	(632)	—	—%
Interest capitalization	(1,149)	(1,685)	536	(31.8)%
Interest expense	$14,443	$11,707	$2,736	23.4%

Interest expense increased in the six months ended June 30, 2021, compared with the prior-year same period. The increase in interest expense was primarily due to incremental interest expense recognized associated with the termination of certain cross-currency swap instruments and higher average interest rate, partially offset by a decrease in the average long-term debt balance during the six months ended June 30, 2021, compared with the prior-year same period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2021 was $16.1 million, or 31.0% of pre-tax income. Income tax expense for the six months ended June 30, 2020 was $5.3 million, or 27.5% of pre-tax income. The tax expense for the six months ended June 30, 2021 and June 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21% primarily as a result of foreign statutory rate differences.

Results of Operations - Segment Information

Comparison of the six months ended June 30, 2021 and 2020

Functional Coatings

	Six Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$379,731	$287,107	$92,624	32.3%	$3,980	$76,756	$11,888	$—
Segment gross profit	121,397	83,936	37,461	44.6%	3,980	22,691	3,984	6,806
Gross profit as a % of segment net sales	32.0%	29.2%

Net sales increased compared with the prior-year same period, primarily driven by higher sales in porcelain enamel, automotive, decoration, electronics and industrial products of $26.9 million, $19.8 million, $16.5 million, $14.8 million and $14.6 million, respectively. The increase in net sales was driven by favorable volume and mix of $76.7 million, foreign currency impacts of $11.9 million and increased product pricing of $4.0 million. Gross profit increased from the prior-year same period primarily due to favorable volume and mix of $22.7 million, favorable manufacturing costs of $4.3 million, increased product pricing of $4.0 million, favorable foreign currency impacts of $4.0 million and favorable raw material costs of $2.5 million.

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$179,941	$126,928	$53,013	41.8%
Americas	139,964	116,690	23,274	19.9%
Asia Pacific	59,826	43,489	16,337	37.6%
Total	$379,731	$287,107	$92,624	32.3%

The net sales increase of $92.6 million was primarily driven by higher sales from all regions. The increase in sales from EMEA was primarily attributable to higher sales of porcelain enamel, industrial, decoration, automotive and electronics products of $12.2 million, $12.2 million, $11.1 million, $9.5 million and $8.0 million, respectively. The increase in sales from the Americas was primarily attributable to higher sales of porcelain enamel, electronics, automotive and decoration products of $10.8 million, $5.7 million, $5.5 million and $1.5 million, respectively. The increase in sales from Asia Pacific was primarily attributable to increased sales of automotive, decoration, porcelain enamel, industrial and electronics products of $4.8 million, $3.9 million, $3.9 million, $2.6 million and $1.1 million, respectively.

Color Solutions

	Six Months Ended				Change due to
	June 30,					Volume /
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Mix	Currency	Other
Segment net sales	$202,958	$170,020	$32,938	19.4%	$192	$25,839	$6,907	$—
Segment gross profit	70,360	60,772	9,588	15.8%	192	7,016	2,557	(177)
Gross profit as a % of segment net sales	34.7%	35.7%

Net sales increased compared with the prior-year same period, primarily driven by higher sales of pigment, surface technology and dispersions and colorants products of $23.6 million, $6.3 million and $3.0 million, respectively. The increase in net sales was driven by favorable volume and mix of $25.8 million, favorable foreign currency impacts of $6.9 million and increased product pricing of $0.2 million. Gross profit increased from the prior-year same period, primarily due to favorable sales volume and mix of $7.0 million, favorable foreign currency impacts of $2.6 million, favorable raw material costs of $0.9 million and increased product pricing of $0.2 million, partially offset by unfavorable manufacturing costs of $1.1 million.

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$77,000	$65,763	$11,237	17.1%
Americas	103,868	85,851	18,017	21.0%
Asia Pacific	22,090	18,406	3,684	20.0%
Total	$202,958	$170,020	$32,938	19.4%

The net sales increase of $32.9 million was driven by higher sales from all regions. The increase in sales from the Americas was primarily driven by increased sales of pigment, surface technology and dispersions and colorants products of $8.4 million, $8.0 million and $1.6 million, respectively. The increase in sales from EMEA was primarily attributable to higher sales of pigment and dispersions and colorants products of $9.8 million and $1.4 million, respectively. The increase in sales from Asia Pacific was attributable to increased sales of pigment products of $5.4 million, partially offset by lower sales of surface technology of $1.7 million.

Summary of Cash Flows for the six months ended June 30, 2021 and 2020

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change
Net cash used in operating activities	$(46,410)	$(104,561)	$58,151
Net cash provided by investing activities	452,018	48,376	403,642
Net cash provided by (used in) financing activities	(442,763)	22,519	(465,282)
Effect of exchange rate changes on cash and cash equivalents	(1,405)	(505)	(900)
Decrease in cash and cash equivalents	$(38,560)	$(34,171)	$(4,389)

The following table includes details of net cash provided by operating activities.

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	$ Change
Cash flows from operating activities:
Net income	$124,291	$10,969	$113,322
Loss (gain) on sale of assets	(98,746)	506	(99,252)
Depreciation and amortization	19,817	20,854	(1,037)
Interest amortization	1,102	1,795	(693)
Restructuring and impairment	124	6,916	(6,792)
Loss on extinguishment of debt	1,981	—	1,981
Accounts receivable	(96,052)	(51,017)	(45,035)
Inventories	(9,183)	(34,771)	25,588
Accounts payable	7,696	(45,089)	52,785
Other current asset, liabilities and adjustments, net	2,560	(14,724)	17,284
Net cash used in operating activities	$(46,410)	$(104,561)	$58,151

Cash flows from operating activities. Cash flows from operating activities increased $58.2 million during the six months ended June 30, 2021 compared with the prior-year same period. The increase in cash from operating activities was primarily due to lower cash outflows for net working capital of $33.3 million and an increase in net income, net of the gain on the sale of the Tile Coatings business.

Cash flows used in investing activities. Cash flows from investing activities increased $403.6 million during the six months ended June 30, 2021 compared with the prior-year same period. The increase in cash from investing activities was primarily due to the proceeds from the sale of the Tile Coatings business of $415.2 million, partially offset by higher cash outflows for capital expenditures of $5.6 million and lower collection of financing receivables of $3.3 million in the six months ended June 30, 2021, compared to the prior-year same period.

Cash flows from financing activities. Cash flows from financing activities decreased $465.3 million during the six months ended June 30, 2021 compared with the prior-year same period. The decrease in cash from financing activities was primarily due to increased principal payments on the Amended Credit Facility of $435.0 million, decreased net proceeds from the revolving credit facilities of $16.6 million and decreased net proceeds from loans payable of $11.5 million compared to the prior-year same period.

Capital Resources and Liquidity

Refer to Note 8 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of major debt instruments that were outstanding during 2021.

Off Balance Sheet Arrangements

Consignment and Customer Arrangements for Precious Metals.  We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. We had on hand precious metals owned by participants in our precious metals program of $100.7 million at June 30, 2021, and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at June 30, 2021, or December 31, 2020, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.

Bank Guarantees and Standby Letters of Credit

At June 30, 2021, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.8 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.

Liquidity Requirements

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of June 30, 2021, we had $143.7 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $415.2 million after expenses. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the six months ended June 30, 2021.

Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, strategic optimization plans, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. As of June 30, 2021, we had liquidity of approximately $664.5 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility.

The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of June 30, 2021, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 1.38, providing $149.3 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA, as defined within the Amended Credit Facility, falls below approximately $78 million for the most recently ended trailing four quarters, based on reasonably consistent net debt levels with those as of June 30, 2021, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Variable-rate debt:
Carrying amount(1)	$356,978	$793,731
Fair value	356,149	783,143
Increase in annual interest expense from 1% increase in interest rates	100	2,626
Decrease in annual interest expense from 1% decrease in interest rates	(100)	(2,626)
Fixed-rate debt:
Carrying amount	3,889	3,706
Fair value	2,342	1,887
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	309,624	311,220
Carrying amount and fair value	(19,385)	(24,694)
Change in fair value from 1% increase in interest rates	7,074	8,407
Change in fair value from 1% decrease in interest rates	(4,074)	(3,131)
Cross currency swaps:
Notional amount	38,700	223,675
Carrying amount and fair value	495	(5,162)
Change in fair value from 10% appreciation of U.S. dollar	(4,048)	(24,475)
Change in fair value from 10% depreciation of U.S. dollar	4,048	24,475
Foreign currency forward contracts:
Notional amount	776,659	494,187
Carrying amount and fair value	(3,454)	2,019
Change in fair value from 10% appreciation of U.S. dollar	(6,885)	(2,810)
Change in fair value from 10% depreciation of U.S. dollar	8,415	3,435

(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $1.4 million and $3.7 million for the period ended June 30, 2021 and December 31, 2020, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the second quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended June 30, 2021:

			Total Amount of	Maximum Dollar
			Shares Purchased	Amount that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
(Dollars in thousands, except for per share amounts)	Purchased	Paid per Share	or Programs	or Programs
April 1, 2021 to April 30, 2021	—	$—	$—	$46,192,535
May 1, 2021 to May 31, 2021	—	$—	$—	$46,192,535
June 1, 2021 to June 30, 2021	—	$—	$—	$46,192,535
Total	—		$—

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

FERRO CORPORATION (Registrant)

Date:	August 4, 2021
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2021
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
2.1

Agreement and Plan Merger, dated as of May 11, 2021, by and among Ferro Corporation, PMHC II Inc. and PMHC Fortune Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 11, 2021).

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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.