Form 10-Q
period 2021-09-30
FERRO CORP
filed 2021-11-03
CIK 35214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number: 1-584
______________________________
FERRO CORPORATION
(Exact name of registrant as specified in its charter)
______________________________

OH (State or other jurisdiction of incorporation or organization)	34-0217820 (I.R.S. Employer Identification No.)

6060 Parkland Boulevard Suite 250, Mayfield Heights, OH (Address of principal executive offices)	44124 (Zip Code)

(216) 875-5600 (Registrant’s telephone number, including area code)
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At September 30, 2021, there were 82,742,307 shares of Ferro Common Stock, par value $1.00, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$277,228	$241,877	$859,917	$699,004
Cost of sales	193,850	171,711	586,601	484,356
Gross profit	83,378	70,166	273,316	214,648
Selling, general and administrative expenses	54,520	47,820	167,384	154,407
Restructuring and impairment charges	602	2,447	7,756	12,231
Other expense (income):
Interest expense	5,436	4,767	19,879	16,474
Interest earned	(88)	(474)	(737)	(1,035)
Foreign currency losses, net	426	1,450	4,793	1,278
Loss on extinguishment of debt	—	—	1,981	—
Miscellaneous income, net	(2,997)	(438)	(5,350)	(2,604)
Income before income taxes	25,479	14,594	77,610	33,897
Income tax expense	13,800	5,047	29,946	10,364
Income from continuing operations	11,679	9,547	47,664	23,533
Income (loss) from discontinued operations, net of income taxes	(822)	5,367	87,484	2,350
Net income	10,857	14,914	135,148	25,883
Less: Net income attributable to noncontrolling interests	482	440	1,301	826
Net income attributable to Ferro Corporation common shareholders	$10,375	$14,474	$133,847	$25,057
Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.14	$0.11	$0.56	$0.28
Discontinued operations	(0.01)	0.07	1.06	0.03
	$0.13	$0.18	$1.62	$0.31
Diluted earnings (loss):
Continuing operations	$0.13	$0.11	$0.56	$0.27
Discontinued operations	(0.01)	0.06	1.05	0.03
	$0.12	$0.17	$1.61	$0.30
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$10,857	$14,914	$135,148	$25,883
Other comprehensive income (loss), net of income tax:
Foreign currency translation gain (loss)	(3,997)	13,831	(64,411)	(678)
Cash flow hedging instruments, unrealized income (loss)	1,553	269	9,622	(10,331)
Postretirement benefit liabilities income	2	—	131	—
Other comprehensive income (loss), net of income tax	(2,442)	14,100	(54,658)	(11,009)
Total comprehensive income	8,415	29,014	80,490	14,874
Less: Comprehensive income attributable to noncontrolling interests	935	197	1,141	453
Comprehensive income attributable to Ferro Corporation	$7,480	$28,817	$79,349	$14,421
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$148,754	$174,077
Accounts receivable, net	157,610	137,008
Inventories	267,994	260,332
Other receivables	65,654	72,272
Other current assets	20,835	18,261
Current assets held-for-sale	—	307,854
Total current assets	660,847	969,804
Other assets
Property, plant and equipment, net	326,982	330,045
Goodwill	172,968	175,351
Intangible assets, net	110,049	119,500
Deferred income taxes	108,426	115,962
Operating leased assets	13,387	15,446
Other non-current assets	26,604	80,618
Non-current assets held-for-sale	—	154,207
Total assets	$1,419,263	$1,960,933
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,888	$8,839
Accounts payable	127,526	135,296
Accrued payrolls	38,642	27,166
Accrued expenses and other current liabilities	147,456	124,770
Current liabilities held-for-sale	—	107,545
Total current liabilities	322,512	403,616
Other liabilities
Long-term debt, less current portion	352,695	791,509
Postretirement and pension liabilities	161,548	181,610
Operating leased non-current liabilities	8,624	10,064
Other non-current liabilities	51,882	62,050
Non-current liabilities held-for-sale	—	71,149
Total liabilities	897,261	1,519,998
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1.00 per share; 300.0 million shares authorized; 93.4 million shares issued; 82.7 million and 82.4 million shares outstanding at September 30, 2021, and December 31, 2020, respectively	93,436	93,436
Paid-in capital	289,899	293,682
Retained earnings	438,662	304,815
Accumulated other comprehensive loss	(144,208)	(89,710)
Common shares in treasury, at cost	(165,008)	(172,256)
Total Ferro Corporation shareholders’ equity	512,781	429,967
Noncontrolling interests	9,221	10,968
Total equity	522,002	440,935
Total liabilities and equity	$1,419,263	$1,960,933
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Equity

	Ferro Corporation Shareholders						Non- controlling Interests	Total Equity
	Common Shares in Treasury		Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount
Balances at December 31, 2020	11,065	$(172,256)	$93,436	$293,682	$304,815	$(89,710)	$10,968	$440,935
Net income (loss)	—	—	—	—	107,963	—	437	108,400
Other comprehensive income (loss)	—	—	—	—	—	(54,111)	(74)	(54,185)
Change in ownership interest	—	—	—	(2,530)	—	—	(2,888)	(5,418)
Stock-based compensation transactions	(255)	5,154	—	(2,614)	—	—	—	2,540
Balances at March 31, 2021	10,810	(167,102)	93,436	288,538	412,778	(143,821)	8,443	492,272
Net income (loss)	—	—	—	—	15,509	—	382	15,891
Other comprehensive income (loss)	—	—	—	—	—	2,508	(539)	1,969
Stock-based compensation transactions	(79)	1,413	—	747	—	—	—	2,160
Balances at June 30, 2021	10,731	(165,689)	93,436	289,285	428,287	(141,313)	8,286	512,292
Net income (loss)	—	—	—	—	10,375	—	482	10,857
Other comprehensive income (loss)	—	—	—	—	—	(2,895)	453	(2,442)
Stock-based compensation transactions	(38)	681	—	614	—	—	—	1,295
Balances at September 30, 2021	10,693	$(165,008)	$93,436	$289,899	$438,662	$(144,208)	$9,221	$522,002

	Ferro Corporation Shareholders						Non- controlling Interests	Total Equity
	Common Shares in Treasury		Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount
Balances at December 31, 2019	11,431	$(180,243)	$93,436	$294,543	$262,016	$(109,376)	$9,826	$370,202
Net income (loss)	—	—	—	—	16,123	—	10	16,133
Other comprehensive income (loss)	—	—	—	—	—	(27,312)	(94)	(27,406)
Stock-based compensation transactions	(238)	5,332	—	(2,723)	—	—	—	2,609
Balances at March 31, 2020	11,193	(174,911)	93,436	291,820	278,139	(136,688)	9,742	361,538
Net income (loss)	—	—	—	—	(5,540)	—	376	(5,164)
Other comprehensive income (loss)	—	—	—	—	—	2,333	(36)	2,297
Stock-based compensation transactions	(8)	159	—	1,825	—	—	—	1,984
Balances at June 30, 2020	11,185	(174,752)	93,436	293,645	272,599	(134,355)	10,082	360,655
Net income (loss)	—	—	—	—	14,474	—	440	14,914
Other comprehensive income (loss)	—	—	—	—	—	14,343	(243)	14,100
Stock-based compensation transactions	(40)	807	—	432	—	—	—	1,239
Balances at September 30, 2020	11,145	$(173,945)	$93,436	$294,077	$287,073	$(120,012)	$10,279	$390,908
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net cash used in operating activities	$(64,949)	$(106,481)
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(25,684)	(21,681)
Collections of financing receivables	90,662	97,299
Proceeds from sale of businesses, net	415,230	—
Business acquisitions, net of cash acquired	(2,200)	—
Other investing activities	436	803
Net cash provided by investing activities	478,444	76,421
Cash flows from financing activities
Net payments under loans payable	(31)	(683)
Principal payments on term loan facility - Amended Credit Facility	(441,150)	(6,150)
Proceeds from revolving credit facility - Amended Credit Facility	50,000	398,336
Principal payments on revolving credit facility - Amended Credit Facility	(50,000)	(392,596)
Other financing activities	(4,022)	(728)
Net cash used in financing activities	(445,203)	(1,821)
Effect of exchange rate changes on cash and cash equivalents	(1,815)	174
Decrease in cash and cash equivalents	(33,523)	(31,707)
Cash and cash equivalents at beginning of period	182,277	104,402
Cash and cash equivalents at end of period	148,754	72,695
Less: Cash and cash equivalents of discontinued operations at end of period	—	8,200
Cash and cash equivalents of continuing operations at end of period	$148,754	$64,495
Cash paid during the period for:
Interest	$21,943	$20,176
Income taxes	16,637	13,005
See accompanying notes to condensed consolidated financial statements.

Ferro Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ferro Corporation (“Ferro,” “we,” “us” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
We produce our products primarily in the Europe, Middle East and Africa (“EMEA”) region, the Americas region and the Asia Pacific region.
Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results expected in the subsequent quarter or for the full year ending December 31, 2021.
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
New Accounting Standards Not Yet Adopted
We are currently evaluating the impact on our financial statements of the following ASU:

Standard	Description
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, issued March, 2020	Provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022.
No other new accounting pronouncements issued had, or are expected to have, a material impact on the Company’s consolidated financial statements.
3.    Revenue
Revenues disaggregated by geography and reportable segment for the three months ended September 30, 2021, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$81,508	$66,005	$32,055	$179,568
Color Solutions	34,186	52,692	10,782	97,660
Total net sales	$115,694	$118,697	$42,837	$277,228

Revenues disaggregated by geography and reportable segment for the three months ended September 30, 2020, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$65,081	$62,358	$26,779	$154,218
Color Solutions	30,472	46,421	10,766	87,659
Total net sales	$95,553	$108,779	$37,545	$241,877
Revenues disaggregated by geography and reportable segment for the nine months ended September 30, 2021, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$261,449	$205,969	$91,881	$559,299
Color Solutions	111,186	156,560	32,872	300,618
Total net sales	$372,635	$362,529	$124,753	$859,917
Revenues disaggregated by geography and reportable segment for the nine months ended September 30, 2020, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$192,009	$179,048	$70,268	$441,325
Color Solutions	96,235	132,272	29,172	257,679
Total net sales	$288,244	$311,320	$99,440	$699,004
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
On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $415.2 million after expenses and a gain of $100.1 million, which is recorded within Income (loss) from discontinued operations, net of income taxes in our consolidated statement of operations for the quarter ended March 31, 2021. We entered into a Transition Services Agreement (“TSA”) with the Buyer, which is designed to facilitate an orderly transfer of business operations. The services provided under the TSA will terminate at various points in times between six to twelve months from the completion of the sale. Except for customary post-closing adjustments and transition services, we have no continuing involvement with the Buyer subsequent to the completion of the sale.

The table below summarizes results for the Tile Coatings business for the three and nine months ended September 30, 2021 and 2020, which are reflected in our consolidated statements of operations as Income (loss) from discontinued operations, net of income taxes. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the Tile Coatings business to consolidated net assets excluding debt.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net sales	$—	$120,163	$83,579	$310,167
Cost of sales	—	89,120	60,634	235,095
Gross profit	—	31,043	22,945	75,072
Selling, general and administrative expenses	—	18,549	20,327	52,899
Restructuring and impairment charges	—	269	303	2,306
Interest expense	—	2,950	1,682	7,698
Interest earned	—	(21)	(189)	(174)
Foreign currency losses, net	—	113	363	5,074
Gain on sale of business, net	—	—	(100,057)	—
Miscellaneous expense, net	—	173	251	1,420
Income from discontinued operations before income taxes	—	9,010	100,265	5,849
Income tax expense	822	3,643	12,781	3,499
Income (loss) from discontinued operations, net of income taxes	(822)	5,367	87,484	2,350
Less: Net (loss) income attributable to noncontrolling interests	—	(11)	64	33
Net income attributable to Tile Coatings business	$(822)	$5,378	$87,420	$2,317

The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2020:

(Dollars in thousands)	December 31, 2020
Cash and cash equivalents	$8,200
Accounts receivable, net	211,548
Inventories	84,239
Other receivables	1,630
Other current assets	2,237
Current assets held-for-sale	307,854
Property, plant and equipment, net	93,430
Intangible assets, net	42,126
Deferred income taxes	12,267
Other non-current assets	6,384
Non-current assets held-for-sale	154,207
Total assets held-for-sale	$462,061

Loans payable and current portion of long-term debt	$3,927
Accounts payable	85,308
Accrued payrolls	5,946
Accrued expenses and other current liabilities	12,364
Current liabilities held-for-sale	107,545
Long-term debt, less current portion	56,359
Postretirement and pension liabilities	8,119
Other non-current liabilities	6,671
Non-current liabilities held-for-sale	71,149
Total liabilities held-for-sale	$178,694
The following table summarizes cash flow data relating to discontinued operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Capital expenditures	$(1,074)	$(3,048)
Gain on sale of discontinued operations	(100,057)	—
Non-cash operating activities - restructuring and impairment charges	—	1,091
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	683
5.    Inventories

(Dollars in thousands)	September 30, 2021	December 31, 2020
Raw materials	$80,430	$81,344
Work in process	47,064	48,770
Finished goods	140,500	130,218
Total inventories	$267,994	$260,332

In the production of some of our products, we use precious metals, which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. We had on-hand precious metals owned by participants in our precious metals consignment program of $80.7 million at September 30, 2021, and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.
6.    Property, Plant and Equipment
Property, plant and equipment is reported net of accumulated depreciation of $453.1 million at September 30, 2021 and $456.3 million at December 31, 2020. As discussed in Note 4, the assets of our Tile Coatings business were classified as held-for-sale under ASC Topic 360; Property, Plant, and Equipment. As such, additional accumulated depreciation of $135.3 million at December 31, 2020 was classified as Non-current assets held for sale.
Unpaid capital expenditure liabilities, which are non-cash investing activities, were $2.5 million at September 30, 2021 and $2.9 million at September 30, 2020.
7.    Goodwill and Other Intangible Assets
Details and activity in the Company’s goodwill by segment follow:

(Dollars in thousands)	Functional Coatings	Color Solutions	Total
Goodwill, net at December 31, 2020	$123,570	$51,781	$175,351
Foreign currency adjustments	(1,816)	(567)	(2,383)
Goodwill, net at September 30, 2021	$121,754	$51,214	$172,968

(Dollars in thousands)	September 30, 2021	December 31, 2020
Goodwill, gross	$231,435	$233,818
Accumulated impairment	(58,467)	(58,467)
Goodwill, net	$172,968	$175,351
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of September 30, 2021, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.

Amortizable intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Gross amortizable intangible assets:
Patents	$5,494	$5,589
Land rights	3,215	3,173
Technology/know-how and other	116,121	116,015
Customer relationships	66,276	68,142
Total gross amortizable intangible assets	191,106	192,919
Accumulated amortization:
Patents	(5,472)	(5,566)
Land rights	(1,718)	(1,630)
Technology/know-how and other	(67,541)	(61,104)
Customer relationships	(19,197)	(18,317)
Total accumulated amortization	(93,928)	(86,617)
Amortizable intangible assets, net	$97,178	$106,302
Indefinite-lived intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,871	$13,198
8.    Debt
Loans payable and current portion of long-term debt consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Current portion of long-term debt	$8,888	$8,839
Loans payable and current portion of long-term debt	$8,888	$8,839
Long-term debt consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$355,058	$793,731
Finance lease obligations	2,663	2,911
Other notes	3,862	3,706
Total long-term debt	361,583	800,348
Current portion of long-term debt	(8,888)	(8,839)
Long-term debt, less current portion	$352,695	$791,509
(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $1.2 million at September 30, 2021 and $3.7 million at December 31, 2020.

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
•The base rate for term loans will be the highest of (i) the federal funds rate plus 0.50% (ii) the syndication agent’s prime rate, (iii) the daily LIBOR rate plus 1.00% or (iv) 0.00%. The applicable margin for base rate loans is 1.25%.
•The LIBOR rate for term loans shall not be less than 0.0% and the applicable margin for LIBOR rate term loans is 2.25%.
•For LIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, two, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.
At September 30, 2021, the Company had borrowed $154.3 million under the Tranche B-1 Loans at an interest rate of 2.38%, $102.1 million under the Tranche B-2 Loans at an interest rate of 2.38% and $99.9 million under the Tranche B-3 Loans at an interest rate of 2.38%. At September 30, 2021, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, or Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At September 30, 2021, the effective interest rate for all tranches of the term loan facility, inclusive of hedging activities, was 4.84%.

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
At September 30, 2021, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $496.1 million of additional borrowings available under the revolving credit facilities at September 30, 2021.
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
Specific to the 2018 Revolving Credit Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At September 30, 2021, we were in compliance with the covenants of the Amended Credit Facility.
As noted in Note 4, on February 25, 2021, we completed the sale of our Tile Coatings business. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the nine months ended September 30, 2021.
Receivable Sales Programs
We have several international programs to sell without recourse trade accounts receivable to financial institutions. During the third quarter of 2020, these programs were amended to include a domestic program. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the three and nine months ended September 30, 2021, were immaterial. The program, whose maximum capacity is €85 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 80% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.
The outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer, was $38.5 million at September 30, 2021 and $24.5 million at December 31, 2020. The carrying amount of deferred purchase price was $7.7 million at September 30, 2021 and $9.8 million at December 31, 2020 and is recorded in Other receivables. Trade accounts receivable collected from customers to be remitted to financial institutions were $39.3 million at September 30, 2021 and $36.0 million at December 31, 2020 recorded in Accrued expenses and other current liabilities.

Activity from these programs for the nine months ended September 30, 2021 and 2020 is detailed below:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Trade accounts receivable sold to financial institutions	$467,245	$206,104
Cash proceeds from financial institutions (1)	375,196	139,549
(1)Excluded from the table above, in the nine months ended September 30, 2020, our Tile Coatings business received cash proceeds from financial institutions of $47.3 million. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.
Other Financing Arrangements
We maintain other lines of credit to provide global flexibility for our short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $25.0 million and $28.1 million at September 30, 2021 and December 31, 2020, respectively. The unused portions of these lines provided additional liquidity of $25.0 million at September 30, 2021 and December 31, 2020.
9.    Financial Instruments
The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	September 30, 2021
	Carrying Amount	Fair Value
(Dollars in thousands)		Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$148,754	$148,754	$148,754	$—	$—
Term loan facility - Amended Credit Facility (1)	(355,058)	(354,382)	—	(354,382)	—
Other long-term notes payable	(3,862)	(2,324)	—	(2,324)	—
Cross currency swaps	1,456	1,456	—	1,456	—
Interest rate swaps	(17,595)	(17,595)	—	(17,595)	—
Foreign currency forward contracts, net	(3,255)	(3,255)	—	(3,255)	—

	December 31, 2020
	Carrying Amount	Fair Value
(Dollars in thousands)		Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174,077	$174,077	$174,077	$—	$—
Term loan facility - Amended Credit Facility (1)	(793,731)	(783,143)	—	(783,143)	—
Other long-term notes payable	(3,706)	(1,887)	—	(1,887)	—
Cross currency swaps	(5,162)	(5,162)	—	(5,162)	—
Interest rate swaps	(24,694)	(24,694)	—	(24,694)	—
Foreign currency forward contracts, net	2,019	2,019	—	2,019	—
(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $1.2 million and $3.7 million for the period ended September 30, 2021, and December 31, 2020, respectively.

The fair value of cash and cash equivalents are based on the fair values of identical assets. The fair value of loans payable is based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair value of the term loan facility is based on market price information and is measured using the last available bid price of the instrument on a secondary market. The fair value of the revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's performance risk. The fair values of our interest rate swaps and cross currency swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of the foreign currency forward contracts are based on market prices for comparable contracts.
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
During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. The notional amount is $308.8 million at September 30, 2021. These swaps are hedging risk associated with the Tranche B-1, B-2 and B-3 Loans. These interest rate swaps are designated as cash flow hedges. As of September 30, 2021, the Company expects it will reclassify net losses of approximately $8.5 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loan. These cross-currency swaps are designated as cash flow hedges. In conjunction with the pay-down of debt discussed in Note 8, we terminated all cross-currency swaps, except for one, which we de-designated and re-designated to hedge the remaining Tranche B-3 Loan after the interest rate swaps. Due to the original designation layering, the other comprehensive loss from the cross-currency swap at re-designation and the other comprehensive loss from the terminated cross-currency swaps were written-off as the interest payments were deemed remote. The Company paid counterparties $3.5 million to settle the terminated derivatives, resulting in a net $4.5 million being reclassified from AOCL to Interest expense as a result of this remote transaction. The remaining notional amount is $38.6 million at September 30, 2021, with a maturity date of February 14, 2024. As of September 30, 2021, the Company expects it will reclassify net losses of approximately $0.1 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of this derivative.
The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the three months ended September 30, 2021 and 2020, follow:

	Amount of Gain (Loss) Recognized in AOCL		Amount of Loss (Gain) Reclassified from AOCL into Income		Location of Gain (Loss) Reclassified from AOCL into Income
(Dollars in thousands)	2021	2020	2021	2020
Interest rate swaps	$(428)	$(975)	$(2,422)	$(1,648)	Interest expense
Cross currency swaps	907	(10,286)	(111)	116	Interest expense
			$(2,533)	$(1,532)	Total Interest expense
Cross currency swaps			916	(9,825)	Foreign currency losses (gains), net
			$916	$(9,825)	Total Foreign currency losses (gains), net

The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the nine months ended September 30, 2021 and 2020, follow:

	Amount of Gain (Loss) Recognized in AOCL		Amount of Loss (Gain) Reclassified from AOCL into Income		Location of Gain (Loss) Reclassified from AOCL into Income
(Dollars in thousands)	2021	2020	2021	2020
Interest rate swaps	$625	$(15,783)	$(6,035)	$(2,970)	Interest expense
Cross currency swaps	3,215	(8,930)	(234)	2,135	Interest expense
			$(6,269)	$(835)	Total Interest expense
Cross currency swaps			3,410	(10,407)	Foreign currency losses (gains), net
			$3,410	$(10,407)	Total Foreign currency losses (gains), net
The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense	$5,436	$4,767	$19,879	$16,474
Foreign currency losses, net	426	1,450	4,793	1,278
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
The amount of gain (loss) on net investment hedges recognized in AOCL and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the three months ended September 30, 2021 and 2020, follow:

	Amount of Gain (Loss) Recognized in AOCL		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Cross currency swaps	$—	$(4,285)	$—	$259	Interest expense
The amount of gain (loss) on net investment hedges recognized in AOCL and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the nine months ended September 30, 2021 and 2020, follow:

	Amount of Gain (Loss) Recognized in AOCL		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Cross currency swaps	$—	$(3,195)	$—	$1,651	Interest expense

Derivatives Not Designated as Hedging Instruments
Foreign Currency Forward Contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses (gains), net in the condensed consolidated statements of operations. We recognized net losses of $2.6 million and $10.1 million in the three and nine months ended September 30, 2021, respectively, and net gains of $3.6 million and $4.0 million in the three and nine months ended September 30, 2020, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $705.7 million at September 30, 2021 and $494.2 million at December 31, 2020.
The following table presents the effect on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively, of our foreign currency forward contracts:

	Amount of Gain (Loss) Recognized in Earnings		Amount of Gain (Loss) Recognized in Earnings		Location of Gain (Loss) in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Foreign currency forward contracts	$(2,555)	$3,586	$(10,101)	$3,996	Foreign currency losses (gains), net
Location and Fair Value Amount of Derivative Instruments
The following table presents the fair values of our derivative instruments on our condensed consolidated balance sheets. All derivatives are reported on a gross basis.

(Dollars in thousands)	September 30, 2021	December 31, 2020	Balance Sheet Location
Asset derivatives:
Cross currency swaps	$32	$9	Other current assets
Cross currency swaps	1,424	—	Other non-current assets
Foreign currency forward contracts	1,133	2,649	Other current assets
Liability derivatives:
Interest rate swaps	$(8,450)	$(8,436)	Accrued expenses and other current liabilities
Interest rate swaps	(9,145)	(16,258)	Other non-current liabilities
Cross currency swaps	—	(67)	Accrued expenses and other current liabilities
Cross currency swaps	—	(5,104)	Other non-current liabilities
Foreign currency forward contracts	(4,388)	(630)	Accrued expenses and other current liabilities
10.    Income Taxes
Income tax expense for the nine months ended September 30, 2021 was $29.9 million, or 38.6% of pre-tax income. Income tax expense for the nine months ended September 30, 2020 was $10.4 million, or 30.6% of pre-tax income. The tax expense during the nine months ended September 30, 2021, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21.0% primarily as a result of foreign statutory rate differences and an extraordinary distribution from a foreign affiliate subject to local country withholding taxes that were not fully creditable by the U.S. shareholder. The tax expense during the nine months ended September 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21.0% primarily as a result of foreign statutory rate differences and U.S. taxation of foreign earnings.

11.    Contingent Liabilities
We have recorded environmental liabilities of $5.3 million and $5.7 million at September 30, 2021 and December 31, 2020, respectively, for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balance at September 30, 2021 and December 31, 2020, were primarily comprised of liabilities related to a non-operating facility in Brazil, and for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product line in 2013. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation, and other circumstances.
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
12.    Retirement Benefits
Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the three months ended September 30, 2021 and 2020, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$3	$315	$325	$—	$1
Interest cost	1,880	2,387	316	379	68	132
Expected return on plan assets	(3,824)	(3,708)	(107)	(128)	—	—
Amortization of prior service cost	—	—	(19)	(5)	—	—
Net periodic benefit (credit) cost	$(1,944)	$(1,318)	$505	$571	$68	$133

Net periodic benefit cost (credit) of our U.S. pension plans (including our unfunded nonqualified plans), non-U.S. pension plans, and postretirement health care and life insurance benefit plans for the nine months ended September 30, 2021 and 2020, respectively, follow:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Benefit Plans
	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Service cost	$—	$9	$987	$904	$—	$2
Interest cost	5,641	7,162	994	1,052	204	397
Expected return on plan assets	(11,472)	(11,124)	(337)	(356)	—	—
Amortization of prior service cost	—	—	(60)	(14)	—	—
Net periodic benefit (credit) cost	$(5,831)	$(3,953)	$1,584	$1,586	$204	$399
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
Through the nine months ended September 30, 2021, our Board of Directors granted 0.3 million stock options, 0.2 million performance share units, and 0.2 million restricted share units under the Plan.
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock option grants made during the nine months ended September 30, 2021:

Stock Options
Weighted-average grant-date fair value	$5.94
Expected life, in years	6
Risk-free interest rate	0.76%
Expected volatility	40.39%
The weighted-average grant date fair value of our performance share units granted in the nine months ended September 30, 2021, was $16.00. We measure the fair value of performance share units based on the closing market price of our common stock on the date of the grant. These shares are evaluated each reporting period for respective attainment rates against the performance criteria.
The weighted-average grant date fair value of our restricted share units granted in the nine months ended September 30, 2021, was $15.07. We measure the fair value of restricted share units based on the closing market price of our common stock on the date of the grant. The restricted share units vest over three years.
We recognized stock-based compensation expense of $1.4 million and $6.5 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $7.1 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, unearned compensation cost related to the unvested portion of all stock-based compensation awards was approximately $9.8 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2024.

14.    Restructuring and Optimization Programs
Total restructuring charges were $0.6 million and $7.8 million for the three and nine months ended September 30, 2021, respectively, and $2.4 million and $12.2 million for the three and nine months ended September 30, 2020, respectively. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale during the fourth quarter of 2019. As such, there were additional restructuring charges of $0.3 million for the nine months ended September 30, 2021 and $0.3 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, classified as Net income from discontinued operations, net of income taxes.
Organizational Optimization Plan
In conjunction with the sale of the Tile Coatings business, discussed in Note 4, we developed our Organizational Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. As a result of these actions, the Company expects to incur total charges of approximately $5.7 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized throughout the remainder of 2021. Charges associated with the program were $0.2 million and $3.2 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million for the three and nine months ended September 30, 2020.
Americas Manufacturing Optimization Plan
In the second quarter of 2019, we developed our Americas Manufacturing Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The Americas Manufacturing Optimization Plan is focused on the construction of a new manufacturing center of excellence located in Villagran, Mexico. We are in the process of consolidating two plants located in the United States and two sites in Latin America into the expanded Villagran location. As a result of these actions, the Company expects to incur total charges of approximately $9.5 million, substantially all of which will be for anticipated severance costs. The remaining activities of the program are expected to be recognized within the next 12 months. Charges associated with the program were $0.1 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million for the nine months ended September 30, 2020.
Global Optimization Plan
The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our acquisitions. Actions associated with the Global Optimization Plan are substantially completed, and as such, we do not anticipate material charges related to this plan for the remainder of 2021. Charges associated with the program were $0.3 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $9.9 million for the three and nine months ended September 30, 2020, respectively.
The charges associated with these programs are further summarized below.

(Dollars in thousands)	Employee Severance	Other Costs	Total
Balances at December 31, 2020	$5,510	$4,460	$9,970
Restructuring charges	5,697	2,059	7,756
Cash payments	(6,178)	(1,454)	(7,632)
Balances at September 30, 2021	$5,029	$5,065	$10,094
We expect to make cash payments to settle the remaining liability for employee severance benefits and other costs over the next twelve months, except where legal or contractual obligations would require it to extend beyond that period.

15.    Earnings Per Share
Details of the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings per share computation:
Income from continuing operations	$11,679	$9,547	$47,664	$23,533
Less: Net income attributable to noncontrolling interests from continuing operations	482	451	1,237	793
Net income attributable to Ferro Corporation from continuing operations	11,197	9,096	46,427	22,740
Income (loss) from discontinued operations, net of income taxes	(822)	5,367	87,484	2,350
Less: Net income (loss) attributable to noncontrolling interests from discontinued operations	—	(11)	64	33
Net income (loss) attributable to Ferro Corporation from discontinued operations	(822)	5,378	87,420	2,317
Total	$10,375	$14,474	$133,847	$25,057

Weighted-average common shares outstanding	82,719	82,261	82,627	82,201
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.14	$0.11	$0.56	$0.28
Diluted earnings per share computation:
Net income attributable to Ferro Corporation from continuing operations	$11,197	9,096	46,427	22,740
Net income (loss) attributable to Ferro Corporation from discontinued operations	(822)	5,378	87,420	2,317
Total	$10,375	$14,474	$133,847	$25,057

Weighted-average common shares outstanding	82,719	82,261	82,627	82,201
Assumed exercise of stock options	629	272	531	260
Assumed satisfaction of restricted stock unit conditions	155	157	200	300
Assumed satisfaction of performance share unit conditions	184	81	162	130
Weighted-average diluted shares outstanding	83,687	82,771	83,520	82,891
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	$0.13	$0.11	$0.56	$0.27
The number of anti-dilutive shares were 2.0 million for the three and nine months ended September 30, 2021, respectively, and 2.8 million and 2.7 million for the three and nine months ended September 30, 2020, respectively. These shares are excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.
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
As of September 30, 2021, $46.2 million remains authorized under the programs for the repurchase of common stock.

17.    Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Postretirement Benefit Liability Adjustments	Foreign Currency Items	Net Gain (Loss) on Cash Flow Hedges	Total
Balances at June 30, 2020	$1,206	$(111,954)	$(23,607)	$(134,355)
Other comprehensive income (loss) before reclassifications, before tax	—	13,022	(11,261)	1,761
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	11,357	11,357
Current period other comprehensive income (loss), before tax	—	13,022	96	13,118
Tax effect	—	(1,052)	(173)	(1,225)
Current period other comprehensive income (loss), net of tax	—	14,074	269	14,343
Balances at September 30, 2020	$1,206	$(97,880)	$(23,338)	$(120,012)

Balances at June 30, 2021	$3,328	$(130,283)	$(14,358)	$(141,313)
Other comprehensive income (loss) before reclassifications, before tax	—	(5,391)	479	(4,912)
Reclassification to earnings:
Postretirement benefit liabilities income (loss), before tax	2	—	—	2
Cash flow hedge income (loss), before tax	—	—	1,617	1,617
Current period other comprehensive income (loss), before tax	2	(5,391)	2,096	(3,293)
Tax effect	—	(941)	543	(398)
Current period other comprehensive income (loss), net of tax	2	(4,450)	1,553	(2,895)
Balances at September 30, 2021	$3,330	$(134,733)	$(12,805)	$(144,208)

	Nine Months Ended September 30,
(Dollars in thousands)	Postretirement Benefit Liability Adjustments	Foreign Currency Items	Net Gain (Loss) on Cash Flow Hedges	Total
Balances at December 31, 2019	$1,206	$(97,575)	$(13,007)	$(109,376)
Other comprehensive income (loss) before reclassifications, before tax	—	(1,427)	(24,713)	(26,140)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	11,242	11,242
Current period other comprehensive income (loss), before tax	—	(1,427)	(13,471)	(14,898)
Tax effect	—	(1,122)	(3,140)	(4,262)
Current period other comprehensive income (loss), net of tax	—	(305)	(10,331)	(10,636)
Balances at September 30, 2020	$1,206	$(97,880)	$(23,338)	$(120,012)

Balances at December 31, 2020	$3,199	$(70,482)	$(22,427)	$(89,710)
Other comprehensive income (loss) before reclassifications, before tax	—	(81,857)	3,840	(78,017)
Reclassification to earnings:
Postretirement benefit liabilities income (loss), before tax	131	—	—	131
Currency translation reclassification to income on divestiture	—	17,305	—	17,305
Amount reclassification to income (remote transaction)	—	—	4,509	4,509
Cash flow hedge income (loss), before tax	—	—	2,859	2,859
Current period other comprehensive income (loss), before tax	131	(64,552)	11,208	(53,213)
Tax effect	—	(301)	1,586	1,285
Current period other comprehensive income (loss), net of tax	131	(64,251)	9,622	(54,498)
Balances at September 30, 2021	$3,330	$(134,733)	$(12,805)	$(144,208)

18. Reporting for Segments
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Functional Coatings	$179,568	$154,218	$559,299	$441,325
Color Solutions	97,660	87,659	300,618	257,679
Total net sales	$277,228	$241,877	$859,917	$699,004

Each segment’s gross profit and reconciliation to income before income taxes are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Functional Coatings	$51,094	$41,906	$172,491	$125,842
Color Solutions	32,790	28,450	103,150	89,222
Other cost of sales	(506)	(190)	(2,325)	(416)
Total gross profit	83,378	70,166	273,316	214,648
Selling, general and administrative expenses	54,520	47,820	167,384	154,407
Restructuring and impairment charges	602	2,447	7,756	12,231
Other expense, net	2,777	5,305	20,566	14,113
Income (loss) before income taxes	$25,479	$14,594	$77,610	$33,897

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Net sales for the three months ended September 30, 2021, increased by $35.4 million, or 14.6%, compared with the prior-year same period. Net sales increased by $25.4 million in Functional Coatings and $10.0 million in Color Solutions. During the three months ended September 30, 2021, gross profit increased $13.2 million, or 18.8%, compared with the prior-year same period; as a percentage of net sales, it increased approximately 110 basis points to 30.1%. Our total gross profit for the third quarter of 2021 was $83.4 million, compared with $70.2 million for the three months ended September 30, 2020. The increase in gross profit was attributable to higher gross profit in Functional Coatings of $9.2 million and in Color Solutions of $4.3 million.
For the three months ended September 30, 2021, selling, general and administrative (“SG&A”) expenses increased $6.7 million, or 14.0%, compared with the prior-year same period. As a percentage of net sales, it decreased approximately 10 basis points to 19.7%.
For the three months ended September 30, 2021, net income was $10.9 million, compared with $14.9 million for the prior-year same period, and net income attributable to common shareholders was $10.4 million, compared with $14.5 million for the prior-year same period. Income from continuing operations was $11.7 million for the three months ended September 30, 2021, compared with $9.5 million for the prior-year same period.
Outlook
Ferro experienced higher demand across all business segments in the third quarter, continuing the trend established throughout 2021 as customer markets have improved from 2020. The impact of the COVID pandemic through the remainder of 2021 is unknown, even with the global availability of vaccines. Ferro expects to continue to benefit from strategic actions taken prior to and during the pandemic to optimize our business, invest in technology platforms, align with macrotrends, and focus on higher-margin, higher-growth markets.
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
Ferro continues to maintain protocols for the safety and well-being of our personnel. We monitor the impact of COVID-19 on our business, including how it may impact our customers, employees, supply chain and distribution network and take action, as appropriate, to address these circumstances. In some areas around the world, government mandates have been changed and economic conditions have improved in certain sectors of the economy relative to 2020. Recently, some regions have experienced increasing numbers of COVID-19 cases, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted, and economic conditions could weaken.
In 2021, following the completion of the sale of our Tile Coatings Business, we are transitioning to a smaller, more agile and more streamlined global business with a more coherent and focused portfolio aligned with evolving megatrends. On May 11, 2021, Ferro announced that it has entered into a definitive agreement to be acquired by an affiliate of Prince International Corporation, a portfolio company of American Securities LLC. The transaction is anticipated to close in the first quarter of 2022.
The outlook for the remainder of 2021 and into 2022 may be affected by the rise of inflation, which could impact raw material and supply chain logistics. Foreign currency rates may continue to be volatile through 2021 and changes in interest rates could adversely impact reported results. We continue to expect cash flow from operating activities to be positive for 2021.
Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations - Consolidated
Comparison of the three months ended September 30, 2021 and 2020
For the three months ended September 30, 2021, net income from continuing operations was $11.7 million, compared with $9.5 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, net income attributable to common shareholders was $10.4 million, or earnings per share of $0.13, compared with of $14.5 million, or earnings per share of $0.18, for the three months ended September 30, 2020.
Net Sales

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Net sales	$277,228	$241,877	$35,351	14.6%
Cost of sales	193,850	171,711	22,139	12.9%
Gross profit	$83,378	$70,166	$13,212	18.8%
Gross profit as a % of net sales	30.1%	29.0%
Net sales increased by $35.4 million, or 14.6%, for the three months ended September 30, 2021, compared with the prior-year same period, driven by higher sales in Functional Coatings and Color Solutions of $25.4 million and $10.0 million, respectively. The increase in net sales was driven by favorable volume and mix of $28.5 million, higher product pricing of $4.1 million and favorable foreign currency impacts of $2.7 million.
Gross Profit
Gross profit increased $13.2 million, or 18.8%, for the three months ended September 30, 2021, compared with the prior-year same period. As a percentage of net sales, gross profit increased approximately 110 basis points to 30.1%. The increase was attributable to an increase in gross profit in Functional Coatings and Color Solutions of $9.2 million and $4.3 million, respectively. The increase in gross profit was primarily driven by favorable sales volume and mix of $14.0 million, higher product pricing of $4.1 million, favorable foreign currency impacts of $0.6 million, and favorable manufacturing costs of $0.1 million, partially offset by higher raw material costs of $5.6 million.
Geographic Revenues
The following table presents our sales on the basis of where sales originated.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$115,694	$95,553	$20,141	21.1%
Americas	118,697	108,779	9,918	9.1%
Asia Pacific	42,837	37,545	5,292	14.1%
Net sales	$277,228	$241,877	$35,351	14.6%
The increase in net sales of $35.4 million, compared with the prior-year same period, was driven by increases in sales from all regions. The increase in sales from EMEA was attributable to higher sales in Functional Coatings and Color Solutions of $16.4 million and $3.7 million, respectively. The increase in sales from the Americas was attributable to higher sales in Color Solutions and Functional Coatings of $6.3 million and $3.6 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings of $5.3 million.

Selling, General and Administrative (“SG&A”) Expenses
The following table includes SG&A component changes between 2021 and 2020.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$20,263	$19,827	436	2.2%
Research and development expenses	7,892	8,488	(596)	(7.0)%
Business development	5,235	3,113	2,122	68.2%
Incentive compensation	8,404	2,018	6,386	316.5%
Stock-based compensation	1,419	1,608	(189)	(11.8)%
Intangible asset amortization	1,521	1,504	17	1.1%
Pension and other postretirement benefits	315	213	102	47.9%
Bad debt	59	62	(3)	(4.8)%
All other expenses	9,412	10,987	(1,575)	(14.3)%
Selling, general and administrative expenses	$54,520	$47,820	$6,700	14.0%
SG&A expenses were $6.7 million higher in the three months ended September 30, 2021, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher incentive compensation and business development costs, partially offset by other expenses, primarily associated with consulting and professional fees.
The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Strategic services	$23,488	$22,363	$1,125	5.0%
Functional services	21,209	21,831	(622)	(2.8)%
Incentive compensation	8,404	2,018	6,386	316.5%
Stock-based compensation	1,419	1,608	(189)	(11.8)%
Selling, general and administrative expenses	$54,520	$47,820	$6,700	14.0%
Restructuring and Impairment Charges

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Employee severance	$258	$1,960	$(1,702)	(86.8)%
Other restructuring costs	344	487	(143)	(29.4)%
Restructuring and impairment charges	$602	$2,447	$(1,845)	(75.4)%
Restructuring and impairment charges decreased in the three months ended September 30, 2021, compared with the prior-year same period. The decrease primarily relates to previously disclosed plans being substantially completed with any remaining costs expected to be recognized within the next 12 months. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$5,452	$4,810	$642	13.3%
Amortization of bank fees	499	1,071	(572)	(53.4)%
Interest swap amortization	(315)	(315)	—	—%
Interest capitalization	(200)	(799)	599	(75.0)%
Interest expense	$5,436	$4,767	$669	14.0%
Interest expense increased in the three months ended September 30, 2021, compared with the prior-year same period. The increase in interest expense was primarily due to higher interest expense allocated to our Tile Coatings business in the three months ended September 30, 2020, and lower capitalized interest associated with our North American Manufacturing Optimization project, partially offset by lower amortization of bank fees due to a decrease in the average long-term debt and average deferred fee balances during the three months ended September 30, 2021, compared with the prior-year same period.
Income Tax Expense
Income tax expense for the three months ended September 30, 2021, was $13.8 million, or 54.2% of pre-tax income. Income tax expense for the three months ended September 30, 2020 was $5.0 million, or 34.6% of pre-tax income. The tax expense for the three months ended September 30, 2021, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21.0% primarily as a result of foreign statutory rate differences, an extraordinary distribution from a foreign affiliate subject to local country withholding taxes that were not fully creditable by the U.S. shareholder and the impact from an enactment of a tax rate change in a foreign jurisdiction. The tax expense during the three months ended September 30, 2020, as a percentage of pre-tax loss, is higher than the U.S. federal statutory income tax rate of 21.0% primarily as a result of foreign statutory rate differences and U.S. taxation of foreign earnings.
Results of Operations - Segment Information
Comparison of the three months ended September 30, 2021 and 2020
Functional Coatings

	Three Months Ended September 30,				Change due to
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$179,568	$154,218	$25,350	16.4%	$1,642	$21,820	$1,888	$—
Segment gross profit	51,094	41,906	9,188	21.9%	1,642	11,010	122	(3,586)
Gross profit as a % of segment net sales	28.5%	27.2%
Net sales increased compared with the prior-year same period, primarily driven by higher sales in decoration, electronics, porcelain enamel, automotive and industrial products of $8.6 million, $7.0 million, $5.4 million, $2.5 million and $1.9 million, respectively. The increase in net sales was driven by favorable volume and mix of $21.8 million, foreign currency impacts of $1.9 million and increased product pricing of $1.6 million. Gross profit increased from the prior-year same period primarily due to favorable volume and mix of $11.0 million, increased product pricing of $1.6 million and favorable foreign currency impacts of $0.1 million, partially offset by unfavorable raw material costs of $2.8 million and unfavorable manufacturing costs of $0.8 million.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$81,508	$65,081	$16,427	25.2%
Americas	66,005	62,358	3,647	5.8%
Asia Pacific	32,055	26,779	5,276	19.7%
Total	$179,568	$154,218	$25,350	16.4%
The net sales increase of $25.4 million was primarily driven by higher sales from all regions. The increase in sales from EMEA was primarily attributable to higher sales of decoration, electronics, porcelain enamel and industrial products of $5.6 million, $4.7 million, $4.1 million and $2.5 million, respectively, partially offset by lower sales in automotive products by $0.3 million. The increase in sales from the Americas was primarily attributable to higher sales of electronics, automotive, porcelain enamel and decoration products of $1.8 million, $1.6 million, $1.1 million and 0.5 million, respectively, partially offset by lower sales of industrial products of $1.4 million. The increase in sales from Asia Pacific was primarily attributable to higher sales of decoration, automotive, industrial, electronics and porcelain enamel of $2.5 million, $1.2 million, $0.8 million, $0.5 million and $0.1 million, respectively.
Color Solutions

	Three Months Ended September 30,				Change due to
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$97,660	$87,659	$10,001	11.4%	$2,449	$6,714	$838	$—
Segment gross profit	32,790	28,450	4,340	15.3%	2,449	3,013	476	(1,598)
Gross profit as a % of segment net sales	33.6%	32.5%
Net sales increased compared with the prior-year same period, primarily driven by higher sales of pigment and dispersions and colorants products of $9.7 million and $0.8 million, respectively, partially offset by lower sales of surface technology products of $0.5 million. The increase in net sales was driven by favorable volume and mix of $6.7 million, increased product pricing of $2.4 million and favorable foreign currency impacts of $0.8 million. Gross profit increased from the prior-year same period, primarily due to favorable sales volume and mix of $3.0 million, increased product pricing of $2.4 million, favorable manufacturing costs of $1.3 million and favorable foreign currency impacts of $0.5 million, partially offset by unfavorable raw material costs of $2.9 million.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$34,186	$30,472	$3,714	12.2%
Americas	52,692	46,421	6,271	13.5%
Asia Pacific	10,782	10,766	16	0.1%
Total	$97,660	$87,659	$10,001	11.4%
The net sales increase of $10.0 million was driven by higher sales from all regions. The increase in sales from the Americas was primarily driven by higher sales of pigment, dispersions and colorants and surface technology products of $5.4 million, $0.7 million and $0.2 million, respectively. The increase in sales from EMEA was primarily attributable to higher sales of pigment and dispersions and colorants products of $3.6 million and $0.1 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales of pigment products of $0.7 million, partially offset by lower sales of surface technology of $0.7 million.
Comparison of the nine months ended September 30, 2021 and 2020
For the nine months ended September 30, 2021, net income from continuing operations was $47.7 million, compared with $23.5 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net income attributable to common shareholders was $133.8 million, or earnings per share of $1.62, compared with $25.1 million, or earnings per share of $0.31, for the nine months ended September 30, 2020.
Net Sales

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Net sales	$859,917	$699,004	$160,913	23.0%
Cost of sales	586,601	484,356	102,245	21.1%
Gross profit	$273,316	$214,648	$58,668	27.3%
Gross profit as a % of net sales	31.8%	30.7%
Net sales increased by $160.9 million, or 23.0% for the nine months ended September 30, 2021, compared with the prior-year same period, driven by higher sales in Functional Coatings and Color Solutions of $118.0 million and $42.9 million, respectively. The increase in net sales was driven by favorable volume and mix of $131.1 million, favorable foreign currency impacts of $21.5 million and higher product pricing of $8.3 million.
Gross Profit
Gross profit increased $58.7 million, or 27.3% for the nine months ended September 30, 2021, compared with the prior-year same period. As a percentage of net sales, gross profit increased approximately 110 basis points to 31.8%. The increase was attributable to an increase in gross profit in Functional Coatings of $46.6 million and in Color Solutions of $13.9 million. The increase in gross profit was primarily driven by favorable sales volume and mix of $43.7 million, higher product pricing of $8.3 million, favorable foreign currency impacts of $7.1 million and favorable manufacturing costs of $1.8 million, partially offset by higher raw material costs of $2.3 million.
Geographic Revenues
The following table presents our sales on the basis of where sales originated.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$372,635	$288,244	$84,391	29.3%
Americas	362,529	311,320	51,209	16.4%
Asia Pacific	124,753	99,440	25,313	25.5%
Net sales	$859,917	$699,004	$160,913	23.0%
The increase in net sales of $160.9 million, compared with the prior-year same period, was driven by increases in sales from all regions. The increase in sales from EMEA was attributable to higher sales in Functional Coatings and Color Solutions of $69.4 million and $15.0 million, respectively. The increase in sales from the Americas was attributable to higher sales in Functional Coatings and Color Solutions of $26.9 million and $24.3 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings and Color Solutions of $21.6 million and $3.7 million, respectively.

Selling, General and Administrative (“SG&A”) Expenses
The following table includes SG&A component changes between 2021 and 2020.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$64,875	$62,355	$2,520	4.0%
Research and development expenses	25,007	26,906	(1,899)	(7.1)%
Business development	16,482	8,951	7,531	84.1%
Incentive compensation	12,404	6,109	6,295	103.0%
Stock-based compensation	6,134	6,550	(416)	(6.4)%
Intangible asset amortization	4,583	4,593	(10)	(0.2)%
Pension and other postretirement benefits	987	554	433	78.2%
Bad debt	101	158	(57)	(36.1)%
All other expenses	36,811	38,231	(1,420)	(3.7)%
Selling, general and administrative expenses	$167,384	$154,407	12,977	8.4%
SG&A expenses were $13.0 million higher in the nine months ended September 30, 2021, compared with the prior-year same period. The higher SG&A expenses compared to the prior-year same period are primarily driven by higher business development costs, incentive compensation and personnel expenses, partially offset by lower research and development expenses and other expenses.
The following table presents SG&A expenses attributable to sales, research and development and operations costs as strategic services and other SG&A costs as functional services.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Strategic services	$71,616	$69,474	$2,142	3.1%
Functional services	77,230	72,274	4,956	6.9%
Incentive compensation	12,404	6,109	6,295	103.0%
Stock-based compensation	6,134	6,550	(416)	(6.4)%
Selling, general and administrative expenses	$167,384	$154,407	$12,977	8.4%
Restructuring and Impairment Charges

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Employee severance	$5,697	$9,792	$(4,095)	(41.8)%
Other restructuring costs	2,059	2,439	(380)	(15.6)%
Restructuring and impairment charges	$7,756	$12,231	$(4,475)	(36.6)%
Restructuring and impairment charges decreased in the nine months ended September 30, 2021, compared with the prior-year same period. The decrease primarily relates to previously disclosed plans being substantially completed with any remaining costs expected to be recognized within the next 12 months. Refer to Note 14 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of our optimization plans and related costs.

Interest Expense

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$20,574	$17,039	$3,535	20.7%
Amortization of bank fees	1,601	2,866	(1,265)	(44.1)%
Interest swap amortization	(947)	(947)	—	—%
Interest capitalization	(1,349)	(2,484)	1,135	(45.7)%
Interest expense	$19,879	$16,474	$3,405	20.7%
Interest expense increased in the nine months ended September 30, 2021, compared with the prior-year same period. The increase in interest expense was primarily due to higher interest expense allocated to our Tile Coatings business in the nine months ended September 30, 2020 and lower capitalized interest associated with our North American Manufacturing Optimization project, partially offset by lower amortization of bank fees due to a decrease in the average long-term debt and average deferred fee balances during the nine months ended September 30, 2021, compared with the prior-year same period.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2021 was $29.9 million, or 38.6% of pre-tax income. Income tax expense for the nine months ended September 30, 2020 was $10.4 million, or 30.6% of pre-tax income. The tax expense for the nine months ended September 30, 2021, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21.0% primarily as a result of foreign statutory rate differences and an extraordinary distribution from a foreign affiliate subject to local country withholding taxes that were not fully creditable by the U.S. shareholder. The tax expense during the nine months ended September 30, 2020, as a percentage of pre-tax income, is higher than the U.S. federal statutory income tax rate of 21.0% primarily as a result of foreign statutory rate differences and U.S. taxation of foreign earnings.
Results of Operations - Segment Information
Comparison of the nine months ended September 30, 2021 and 2020
Functional Coatings

	Nine Months Ended September 30,				Change due to
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$559,299	$441,325	$117,974	26.7%	$5,622	$98,576	$13,776	$—
Segment gross profit	172,491	125,842	46,649	37.1%	5,622	33,734	4,073	3,220
Gross profit as a % of segment net sales	30.8%	28.5%
Net sales increased compared with the prior-year same period, primarily driven by higher sales in porcelain enamel, decoration, automotive, electronics and industrial products of $32.3 million, $25.1 million, $22.3 million, $21.8 million and $16.4 million, respectively. The increase in net sales was driven by favorable volume and mix of $98.6 million, foreign currency impacts of $13.8 million and increased product pricing of $5.6 million. Gross profit increased from the prior-year same period primarily due to favorable volume and mix of $33.7 million, increased product pricing of $5.6 million, favorable foreign currency impacts of $4.1 million and favorable manufacturing costs of $3.5 million, partially offset by unfavorable raw material costs of $0.3 million.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$261,449	$192,009	$69,440	36.2%
Americas	205,969	179,048	26,921	15.0%
Asia Pacific	91,881	70,268	21,613	30.8%
Total	$559,299	$441,325	$117,974	26.7%
The net sales increase of $118.0 million was primarily driven by higher sales from all regions. The increase in sales from EMEA was primarily attributable to higher sales of decoration, porcelain enamel, industrial, electronics and automotive products of $16.7 million, $16.4 million, $14.4 million, $12.8 million and $9.2 million, respectively. The increase in sales from the Americas was primarily attributable to higher sales of porcelain enamel, electronics, automotive and decoration products of $11.9 million, $7.5 million, $7.1 million and $2.1 million, respectively, partially offset by lower sales of industrial products of $1.6 million. The increase in sales from Asia Pacific was primarily attributable to increased sales of decoration, automotive, porcelain enamel, industrial and electronics products of $6.4 million, $6.1 million, $4.0 million, $3.6 million and $1.6 million, respectively.
Color Solutions

	Nine Months Ended September 30,				Change due to
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$300,618	$257,679	$42,939	16.7%	$2,641	$32,553	$7,745	$—
Segment gross profit	103,150	89,222	13,928	15.6%	2,641	9,995	3,067	(1,775)
Gross profit as a % of segment net sales	34.3%	34.6%
Net sales increased compared with the prior-year same period, primarily driven by higher sales of pigment, surface technology and dispersions and colorants products of $33.2 million, $5.8 million and $3.9 million, respectively. The increase in net sales was driven by favorable volume and mix of $32.6 million, favorable foreign currency impacts of $7.7 million and increased product pricing of $2.6 million. Gross profit increased from the prior-year same period, primarily due to favorable sales volume and mix of $10.0 million, favorable foreign currency impacts of $3.1 million, increased product pricing of $2.6 million and favorable manufacturing costs of $0.2 million, partially offset by unfavorable raw material costs of $2.0 million.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$111,186	$96,235	$14,951	15.5%
Americas	156,560	132,272	24,288	18.4%
Asia Pacific	32,872	29,172	3,700	12.7%
Total	$300,618	$257,679	$42,939	16.7%
The net sales increase of $42.9 million was driven by higher sales from all regions. The increase in sales from the Americas was primarily driven by increased sales of pigment, surface technology and dispersions and colorants products of $13.8 million, $8.2 million and $2.4 million, respectively. The increase in sales from EMEA was primarily attributable to higher sales of pigment and dispersions and colorants products of $13.4 million and $1.6 million, respectively. The increase in sales from Asia Pacific was attributable to increased sales of pigment products of $6.1 million, partially offset by lower sales of surface technology of $2.4 million.

Summary of Cash Flows for the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change
Net cash used in operating activities	$(64,949)	$(106,481)	$41,532
Net cash provided by investing activities	478,444	76,421	402,023
Net cash used in financing activities	(445,203)	(1,821)	(443,382)
Effect of exchange rate changes on cash and cash equivalents	(1,815)	174	(1,989)
Decrease in cash and cash equivalents	$(33,523)	$(31,707)	$(1,816)
The following table includes details of net cash provided by operating activities.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change
Cash flows from operating activities:
Net income	$135,148	$25,883	$109,265
Loss (gain) on sale of assets	(98,746)	78	(98,824)
Depreciation and amortization	30,098	30,653	(555)
Interest amortization	1,601	2,866	(1,265)
Restructuring and impairment	124	6,944	(6,820)
Loss on extinguishment of debt	1,981	—	1,981
Accounts receivable	(122,547)	(107,551)	(14,996)
Inventories	(21,057)	10,022	(31,079)
Accounts payable	775	(78,576)	79,351
Other current asset, liabilities and adjustments, net	7,674	3,200	4,474
Net cash used in operating activities	$(64,949)	$(106,481)	$41,532
Cash flows from operating activities. Cash flows from operating activities increased $41.5 million during the nine months ended September 30, 2021 compared with the prior-year same period. The increase in cash from operating activities was primarily due to lower cash outflows for net working capital of $33.3 million and an increase in net income, net of the gain on the sale of the Tile Coatings business.
Cash flows used in investing activities. Cash flows from investing activities increased $402.0 million during the nine months ended September 30, 2021 compared with the prior-year same period. The increase in cash from investing activities was primarily due to the proceeds from the sale of the Tile Coatings business of $415.2 million, partially offset by lower collection of financing receivables of $6.6 million and higher cash outflows for capital expenditures of $4.0 million in the nine months ended September 30, 2021, compared to the prior-year same period.
Cash flows from financing activities. Cash flows from financing activities decreased $443.4 million during the nine months ended September 30, 2021 compared with the prior-year same period. The decrease in cash from financing activities was primarily due to increased principal payments on the Amended Credit Facility of $435.0 million, decreased net proceeds from the revolving credit facilities of $5.8 million, increased other financing activities of $3.3 million and decreased net proceeds from loans payable of $0.7 million compared to the prior-year same period.
Capital Resources and Liquidity
Refer to Note 8 to the consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for a discussion of major debt instruments that were outstanding during 2021.

Off Balance Sheet Arrangements
Consignment and Customer Arrangements for Precious Metals. We use precious metals, primarily silver, in the production of some of our products. We obtain precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. We had on hand precious metals owned by participants in our precious metals program of $80.7 million at September 30, 2021, and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.
The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at September 30, 2021, or December 31, 2020, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.
Bank Guarantees and Standby Letters of Credit
At September 30, 2021, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.3 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.
Liquidity Requirements
Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the revolving credit facility, and cash flows from operating activities. As of September 30, 2021, we had $148.8 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our revolving credit facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.
On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $415.2 million after expenses. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations for the nine months ended September 30, 2021.
Our liquidity requirements and uses primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, strategic optimization plans, precious metals cash collateral requirements, and postretirement obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows provided by operating activities are primarily driven by earnings before non-cash charges and changes in working capital needs. As of September 30, 2021, we had liquidity of approximately $669.8 million, consisting of cash and availability under our various credit facilities, primarily our revolving credit facility.
The 2018 Revolving Facility subjects us to a customary financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives.

As of September 30, 2021, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 1.29, providing $159.1 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA, as defined within the Amended Credit Facility, falls below approximately $636.4 million for the most recently ended trailing four quarters, based on reasonably consistent net debt levels with those as of September 30, 2021, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.
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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Variable-rate debt:
Carrying amount(1)	$355,058	$793,731
Fair value	354,382	783,143
Increase in annual interest expense from 1% increase in interest rates	89	2,626
Decrease in annual interest expense from 1% decrease in interest rates	(89)	(2,626)
Fixed-rate debt:
Carrying amount	3,862	3,706
Fair value	2,324	1,887
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	308,826	311,220
Carrying amount and fair value	(17,595)	(24,694)
Change in fair value from 1% increase in interest rates	6,424	8,407
Change in fair value from 1% decrease in interest rates	(3,604)	(3,131)
Cross currency swaps:
Notional amount	38,600	223,675
Carrying amount and fair value	1,456	(5,162)
Change in fair value from 10% appreciation of U.S. dollar	(3,920)	(24,475)
Change in fair value from 10% depreciation of U.S. dollar	3,920	24,475
Foreign currency forward contracts:
Notional amount	705,719	494,187
Carrying amount and fair value	(3,255)	2,019
Change in fair value from 10% appreciation of U.S. dollar	(5,897)	(2,810)
Change in fair value from 10% depreciation of U.S. dollar	7,208	3,435
(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $1.2 million and $3.7 million for the period ended September 30, 2021 and December 31, 2020, respectively.
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
As required by Rule 13a-15(b) of the Exchange Act, Ferro has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
During the third quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended September 30, 2021:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	—	$—	$—	$46,192,535
August 1, 2021 to August 31, 2021	—	$—	$—	$46,192,535
September 1, 2021 to September 30, 2021	—	$—	$—	$46,192,535
Total	—		$—
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

FERRO CORPORATION (Registrant)

Date:	November 3, 2021
/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2021
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

3.6	Ferro Corporation Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Ferro Corporation's current Report on Form 8-K filed December 12, 2016).
31	Certifications:
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.