Form 10-K
period 2021-12-31
FERRO CORP
filed 2022-03-01
CIK 35214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-K
___________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 1-584
FERRO CORPORATION
(Exact name of registrant as specified in its charter)

OH	34-0217820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Parkland Boulevard, Suite 250 Mayfield Heights, OH	44124
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (216) 875-5600
Securities Registered Pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	FOE	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(c)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Ferro Corporation Common Stock, par value $1.00, held by non-affiliates and based on the closing sale price as of June 30, 2021, was approximately $1,749,665,504.
On January 31, 2022, there were 83,629,399 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.
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
•Tile Coating Systems(1)
•Porcelain Enamel(2)
•Functional Coatings
•Color Solutions
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

During the fourth quarter of 2019, substantially all of the assets and liabilities of our Tile Coatings business were classified as held-for-sale in the consolidated balance sheets. We entered into a definitive agreement to sell our Tile Coatings business, which has historically been a part of our Performance Coatings reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.
On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $402.1 million after expenses and a gain of $94.8 million, which is recorded within Income (loss) from discontinued operations, net of income taxes in our consolidated statement of operations for the period ended December 31, 2021. During the fourth quarter of 2021, we finalized our post-closing adjustments with the Buyer for $13.1 million. We entered into a Transition Services Agreement (“TSA”) with the Buyer, which is designed to facilitate an orderly transfer of business operations. The services provided under the TSA will terminate at various points in times between six to twelve months from the completion of the sale. Except for transition services, we have no continuing involvement with the Buyer subsequent to the completion of the sale. Refer to Note 4 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of the sale of the Tile Coatings business. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
Financial information about our segments is included herein in Note 20 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
Markets and Customers
Ferro’s products are used in a variety of product applications, within the following markets:

Appliances	Electronics

Automotive	Industrial products

Building and renovation	Packaging

Consumer products	Sanitary
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
We generally sell our products directly to our customers. However, a portion of our business uses indirect sales channels, such as agents and distributors, to deliver products to market. In 2021, no single customer or related group of customers represented more than 10% of net sales. In addition, none of our reportable segments is dependent on any single customer or related group of customers.
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
Raw Materials and Supplier Relations
Raw materials widely used in our operations include:

Metal Oxides:	Other Inorganic Materials:

Aluminum oxide(2)	Boron(1)

Antimony oxide(2)	Clay(1) (2)

Bismuth oxide(1)	Feldspar(1)

Chrome oxide(1) (2)	Lithium(1)

Cobalt oxide(1) (2)	Silica(1)

Copper oxide(1) (2)	Soda ash(1) (2)

Iron oxide(2)	Zircon(1)

Lead oxide(2)

Nickel oxide(1) (2)

Titanium dioxide(1) (2)

Zinc oxide(1) (2)

Zirconium dioxide(1) (2)

Precious Metals:	Energy:

Gold(1)	Electricity

Silver(1)	Natural gas

Platinum(1)
(1)Primarily used by the Functional Coatings segment.
(2)Primarily used by the Color Solutions segment.
These raw materials make up a large portion of our product costs in certain of our product lines, and fluctuations in the cost of raw materials can have a significant impact on the financial performance of the related businesses. We attempt to pass through raw material cost increases to our customers.

We have a broad supplier base and, in many instances, multiple sources of essential raw materials are available worldwide if problems arise with any particular supplier. We maintain many comprehensive supplier agreements for strategic and critical raw materials. We did not encounter raw material shortages in 2021 that materially affected our manufacturing operations, but we are subject to volatile raw material costs or material availability that can affect our results of operations.
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
Our policy is to operate our plants and facilities in a manner that protects the environment and the health and safety of our employees and the public. We intend to continue to make expenditures for environmental and health and safety protection and improvements in a timely manner consistent with available technology. Although we cannot precisely predict future environmental, health and safety spending, we do not expect the costs to have a material impact on our financial position, liquidity or results of operations. Capital expenditures for environmental, health and safety protection were $5.7 million in 2021, $2.6 million in 2020, and $4.5 million in 2019. We also accrue for environmental remediation costs when it is probable that a liability has been incurred and we can reasonably estimate the amount. We determine the timing and amount of any liability based upon assumptions regarding future events, and inherent uncertainties exist in such evaluations primarily due to unknown conditions or circumstances, changing governmental regulations and legal standards regarding liability, and evolving technologies. We adjust these liabilities periodically as remediation-related efforts progress, the nature and extent of contamination becomes more certain, or as additional technical or legal information becomes available.
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
Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were $32.6 million in 2021, $35.6 million in 2020, and $41.0 million in 2019.
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

At December 31, 2021, we employed 3,585 full-time employees, including 3,153 employees in our foreign consolidated subsidiaries and 432 in the United States (“U.S.”). At December 31, 2021, 0 of our employees in our foreign consolidated subsidiaries were associated with the Tile Coatings business. Total employment decreased by 1,967 in our foreign subsidiaries and decreased by 63 in the U.S. from the prior year end primarily due to the sale of our Tile Coatings business and our cost optimization initiatives.
Collective bargaining agreements cover 6.3% of our U.S. workforce. Approximately 4.6% of all U.S. employees are affected by a labor agreement that expires in 2024. We consider our relations with our employees, including those covered by collective bargaining agreements, to be good.
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
Domestic and Foreign Operations
We began international operations in 1927. Our products are manufactured and/or distributed through our consolidated subsidiaries and unconsolidated affiliates in the following countries:
Consolidated Subsidiaries:

Argentina	France	Malaysia (1)	Taiwan

Australia	Germany	Mexico	Thailand

Belgium	India	Netherlands	Turkey

Brazil	Indonesia	Poland (1)	United Kingdom

Canada	Ireland	Portugal	United States

China	Israel	Romania	Vietnam (1)

Colombia	Italy	Russia

Egypt (1)	Japan	Spain
Unconsolidated Affiliates:

China	Egypt (1)	South Korea

Ecuador (1)	Spain
(1)Indicates operations associated with the Tile Coatings business which were discontinued with the completion of the sale during the first quarter of 2021.
Financial information for geographic areas is included in Note 20 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. More than 60.0% of our net sales are outside of the U.S. We sell products into approximately 96 countries.
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
Our results of operations are materially affected by conditions in capital markets and economies in the U.S. and elsewhere around the world. Concerns over fluctuating prices, energy costs, geopolitical issues, inflation, supply chain issues, government deficits and debt loads, and the availability and cost of credit have contributed to economic uncertainty around the world. Our customers may be impacted by these conditions and may modify, delay, or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. A reduction in demand or inability of customers to pay us for our products may adversely affect our earnings and cash flow.
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
More than 60% of our net sales during 2021 were outside of the U.S. In order to support our customers, access regional markets and compete effectively, our operations are located around the world. Our operations are subject to multiple and changing economic, regulatory, social and political conditions and we are subject to risks relating to currency conversion rates. We also may encounter difficulties expanding into additional growth markets around the world. Other risks inherent in our operations include the following:
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

•Potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and
•Political, economic and social conditions, including political instability and organized crime in certain countries, the possibility of inflationary or hyperinflationary conditions, deflation and public health crises, such as pandemics and epidemics.
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
Our Amended Credit Facility, entered into on April 25, 2018, contains a number of restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions and limitations on certain types of investments. The Amended Credit Facility also contains standard provisions relating to conditions of borrowing and customary events of default, including the non-payment of obligations by the Company and the bankruptcy of the Company. Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility may be accelerated and become immediately due and payable. The Amended Credit Facility is described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
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
We have pursued and we may continue to pursue acquisitions. Our success in accomplishing growth through acquisitions may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, information systems, technologies, services and products of the acquired product lines or business, personnel turnover, and the diversion of management’s attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the timeframe that we anticipate, or at all, which could adversely affect our business or results of operations.
We may not be successful in implementing our strategies to increase our return on invested capital, internal rate of return, or other return metrics.
We have taken steps to generate a higher return on our investments. There are risks associated with the implementation of these steps, which may be complicated and may involve substantial capital investment. To the extent we fail to achieve these strategies, our results of operations may be adversely affected.
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
We have undertaken, may continue undertaking, optimization initiatives to rationalize our operations to improve our operational performance. These initiatives may involve, among other things, changes to the operations of recently acquired business, the transfer of manufacturing to new or existing facilities, the divestiture of certain assets, and restructuring programs that involve plant closures and staff reductions, which could be material in their nature with respect to the investments, costs and potential benefits. These initiatives also may involve changes in the management and delivery of functional services. Although we expect these initiatives to help us achieve operational efficiencies and cost savings, we may not be able to implement and/or administer these initiatives in the manner contemplated, which could cause the initiatives to fail to achieve the desired results. In addition, transfer and consolidation of manufacturing operations may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant inefficiencies and other issues at the receiving site as it starts up, the need for requalification of our products and for ISO or other certifications of our products. We may experience shortages of affected products, delays and higher than expected expenses. Changes in functional services may prove ineffective, inefficient and disruptive. Accordingly, the initiatives that we have implemented and those that we may implement in the future may not improve our operating performance and may not help us achieve cost savings. Failure to successfully implement and/or administer these initiatives could have an adverse effect on our financial performance.
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
Furthermore, approximately 6.3% of our U.S. employees as of December 31, 2021, are subject to collective bargaining arrangements or similar arrangements. Approximately 4.6% of all U.S. employees are affected by a labor agreement that expires in 2024. While we expect to be able to renew these agreements without significant disruption to our business when they are scheduled to expire, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not be disruptive to our business. If these workers were to engage in a strike, work stoppage or other slowdown or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
Since the first quarter of 2020, there has been a world-wide impact from the COVID-19 pandemic, including in Asia, Europe, the Middle East, and North and South America, all of which are regions in which Ferro has operations. Authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The measures taken by the authorities have impacted and may further impact certain of our workforce and operations, the operations of our customers, and those of our vendors and suppliers. Although certain jurisdictions have eased restrictions, because of recurring outbreaks and new variants of the virus there still is considerable uncertainty regarding measures that authorities may implement in the future, which may restrict our operations and those of our suppliers and customers and disrupt logistics and other supply and distribution service providers. The spread of COVID-19 has caused us to modify certain of our business practices with respect to certain products (including site operations, employee workplace practices, travel, and participation in meetings, events, and conferences), and we may take further actions as required or recommended by authorities or deemed to be in the best interests of our employees and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely affected. These circumstances could negatively impact our business, results of operations, financial condition and cash flows.

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
At December 31, 2021, we had approximately $260.3 million of short-term and long-term debt with varying maturities and approximately $99.9 million of off-balance sheet arrangements, including consignment arrangements for precious metals, bank guarantees, receivables sales programs and standby letters of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we may enter into financial transactions to hedge certain risks, including foreign exchange, commodity pricing, interest rates, and sourcing of certain raw materials. Our continued access to capital markets and the stability of our lenders, customers and financial partners, and their willingness to support our needs, are essential to our liquidity and our ability to meet our current obligations and to fund operations and our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Capital Resources and Liquidity” under Item 7 and in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
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
Portions of our debt obligations have variable interest rates. Generally, when interest rates rise, our cost of borrowings increases. We estimate, based on the debt obligations outstanding at December 31, 2021, that a one percent increase in interest rates would cause interest expense to increase by $1.4 million annually. Although interest rates have remained relatively stable over the past few years, future increases could raise our cost of borrowings and adversely affect our financial performance. See further information regarding our interest rates on our debt obligations in “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A and in Note 8 to the consolidated financial statements under Item 8 of this Form 10-K.
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
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
We lease our corporate headquarters, which is located at 6060 Parkland Blvd., Mayfield Heights, Ohio. The Company owns other corporate facilities worldwide. We own principal manufacturing plants that range in size from 16,000 sq. ft. to over 764,000 sq. ft. Plants we own with more than 250,000 sq. ft. are located in Belgium; China; Colombia; France; Germany; Mexico; Cleveland, Ohio; and Penn Yan, New York. The locations of principal manufacturing plants by reportable segment are as follows:
Functional Coatings — U.S.: King of Prussia, Pennsylvania and Orrville, Ohio. Outside the U.S.: Brazil, China, France, Germany, Mexico, Portugal, Spain, and the United Kingdom.
Color Solutions — U.S.: Penn Yan, New York and Norcross, Georgia. Outside the U.S.: Belgium, China, Colombia, France, India, Romania and Spain.
In addition, we lease manufacturing facilities for the Functional Coatings reportable segment in the United Kingdom; Germany; Japan; Israel; and Turkey; We also lease manufacturing facilities in Taiwan for Color Solutions. In some instances, the manufacturing facilities are used for two or more segments. Leased facilities range in size from 1,000 sq. ft. to over 100,000 sq. ft.

Item 3 — Legal Proceedings
In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2018, additional complaints were filed in the same court by 25 other New York water suppliers against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane. An additional complaint also was filed by the Hicksville Water District against the Company and others in New York State Supreme Court making substantially similar allegations and seeking damages of $900.0 million. The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.
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
Item 4 — Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The executive officers of the Company as of February 24, 2022, are listed below, along with their ages and business experience during the past five years. The year indicates when the individual was named to the indicated position with Ferro, unless otherwise indicated.
Peter T. Thomas — 66
Chairman of the Board of Directors, 2014
President and Chief Executive Officer, 2013
Mark H. Duesenberg — 60
Vice President, General Counsel and Secretary, 2008
Benjamin J. Schlater — 46
Group Vice President and Chief Financial Officer, 2019
Vice President and Chief Financial Officer, 2016
Vice President, Corporate Development and Strategy, 2015

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol FOE. On January 31, 2022, we had 776 shareholders of record for our common stock, and the closing price of the common stock was $21.80 per share.
The chart below compares Ferro’s cumulative total shareholder return for the five years ended December 31, 2021, to that of the Standard & Poor’s 500 and Standard & Poor’s 400 Specialty Chemicals Indexes, on which the Company was formerly listed, and the Standard & Poor’s 600 Material Sector and Standard & Poor’s Small Cap 600 Indexes, on which the Company is currently listed. In all cases, the information is presented on a dividend-reinvested basis and assumes investment of $100.00 on December 31, 2016. At December 31, 2021, the closing price of our common stock was $21.83 per share.
The Company's Board of Directors have not declared any dividends on common stock during 2021 or 2020. The Company’s Amended Credit Facility restricts the amount of dividends we can pay on our common stock. Any future dividends declared would be at the discretion of our Board of Directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.
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
The Company made no repurchases during 2021 and 2020. The Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million during 2019. As of December 31, 2021, $46.2 million remains authorized under the program for the repurchase of common stock.

The following table summarizes purchases of our common stock by the Company and affiliated purchasers during the three months ended December 31, 2021:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	$—	—	$46,192,535
November 1, 2021 to November 30, 2021	—	$—	—	$46,192,535
December 1, 2021 to December 31, 2021	—	$—	—	$46,192,535
Total	—		—
Item 6 — Selected Financial Data
[Reserved]

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During the year ended December 31, 2021, net sales increased $167.3 million, or 17.4%, compared with 2020. Net sales increased by $123.9 million and $43.4 million in Functional Coatings and Color Solutions, respectively. Gross profit increased $50.9 million compared with 2020; as a percentage of net sales, it remained unchanged at 30.6%. The increase in gross profit was primarily attributable to increases of $43.0 million and $9.3 million in Functional Coatings and Color Solutions, respectively.
For the year ended December 31, 2021, selling, general and administrative (“SG&A”) expenses increased $15.4 million, or 7.6%, compared with 2020. As a percentage of net sales, SG&A expenses decreased 180 basis points from 21.1% in 2020 to 19.3% in 2021.
For the year ended December 31, 2021, net income was $150.5 million, compared with net income of $44.0 million in 2020, and net income attributable to common shareholders was $148.8 million, compared with net income attributable to common shareholders of $42.8 million in 2020. Income from continuing operations was $73.3 million for the year ended December 31, 2021, compared with $30.0 million in 2020.
As previously disclosed on January 17, 2019, the Company has been expanding its production facility in Villagran, Mexico, which has become the Company’s Manufacturing Center of Excellence for the Americas. The expansion of the Villagran facility is expected to significantly increase the revenue generated from products manufactured at that facility. With the expanded capacity in Villagran, the Company has discontinued the production of glass enamels, other industrial specialty products, such as architectural glass coatings, and pigments at its Washington, Pennsylvania facility over the course of 2021 and (ii) discontinued production of porcelain enamel products at its Cleveland, Ohio facility. As part of this optimization initiative, the Company expanded its King of Prussia, Pennsylvania facility. Conductive glass coatings production was discontinued at the Washington, Pennsylvania facility and will be produced at the King of Prussia, Pennsylvania facility, and the Company’s operations at its Vista, California facility have been transferred to the King of Prussia, Pennsylvania facility. In addition, the Company has moved its Americas research and development center for glass products to its technology center in Independence, Ohio, where the Company has expanded laboratory facilities. The Washington, Pennsylvania facility discontinued operations during the fourth quarter of 2021. Production of specialty glasses for electronics applications will continue at the Cleveland, Ohio facility, and the Company is investing in the facility to equip it to serve as a logistics center. The Cleveland, Ohio facility also will serve as the Americas research and development center for the porcelain enamel business.
Outlook
Ferro experienced higher demand across all business segments in 2021, continuing the trend established as customer markets have improved from 2020. The impact of the COVID pandemic through 2022 is unknown, even with the global availability of vaccines. Ferro expects to continue to benefit from strategic actions taken prior to and during the pandemic to optimize our business, invest in technology platforms, align with macrotrends, and focus on higher-margin, higher-growth markets.
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

In 2021, following the completion of the sale of our Tile Coatings Business, we are transitioning to a smaller, more agile and more streamlined global business with a more coherent and focused portfolio aligned with evolving megatrends. As previously announced, on May 11, 2021, Ferro Corporation entered into a definitive agreement to be acquired by an affiliate of Prince International Corporation ("Prince"), a portfolio company of American Securities LLC. We anticipate the transaction to close in the first half of the second quarter of 2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.
The outlook for 2022 may be affected by the rise of inflation, which could impact raw material and supply chain. Foreign currency rates may continue to be volatile through 2022 and changes in interest rates could adversely impact reported results. We continue to expect cash flow from operating activities to be positive for 2022.
Factors that could adversely affect our future performance include those described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations - Consolidated
Comparison of the years ended December 31, 2021 and 2020
For the year ended December 31, 2021, net income from continuing operations was $73.3 million, compared with $30.0 million in 2020. For the year ended December 31, 2021, net income attributable to common shareholders was $148.8 million, or $1.78 earnings per share, compared with $42.8 million, or $0.52 earnings per share in 2020.
Net Sales

(Dollars in thousands)	2021	2020	$ Change	% Change
Net sales	$1,126,264	$958,954	$167,310	17.4%
Cost of sales	781,645	665,198	116,447	17.5%
Gross profit	$344,619	$293,756	$50,863	17.3%
Gross profit as a % of net sales	30.6%	30.6%
Net sales increased by $167.3 million, or 17.4%, in the year ended December 31, 2021, compared with 2020, with increased sales in Functional Coatings and Color Solutions of $123.9 million and $43.4 million, respectively.
Gross Profit
Gross profit increased $50.9 million, or 17.3%, in 2021 to $344.6 million, compared with $293.8 million in 2020 and, as a percentage of net sales, it remained unchanged at 30.6%. The increase in gross profit was attributable to increases in Functional Coatings and Color Solutions of $43.0 million and $9.3 million, respectively. The increase in gross profit was primarily attributable to higher sales volumes and mix of $46.3 million, favorable product pricing of $14.9 million and favorable foreign currency impacts of $5.7 million, partially offset by higher raw material and manufacturing costs of $14.6 million and $1.4 million, respectively.
Geographic Revenues
The following table presents our sales on the basis of where sales originated.

(Dollars in thousands)	2021	2020	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$486,842	$396,263	$90,579	22.9%
Americas	472,218	421,743	50,475	12.0%
Asia Pacific	167,204	140,948	26,256	18.6%
Net sales	$1,126,264	$958,954	$167,310	17.4%
The increase in net sales of $167.3 million, compared with 2020, was driven by higher sales in all regions. The increase in sales from EMEA was attributable to higher sales in Functional Coatings and Color Solutions of $75.4 million and $15.2 million, respectively. The increase in sales from the Americas was attributable to higher sales in Color Solutions and Functional Coatings of $26.3 million and $24.2 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Functional Coatings and Color Solutions of $22.2 million and $4.1 million, respectively.

Selling, General and Administrative Expense
The following table includes SG&A components with significant changes between 2021 and 2020:

(Dollars in thousands)	2021	2020	$ Change	% Change
Personnel expenses (excluding R&D personnel expenses)	$84,772	$81,852	$2,920	3.6%
Research and development expenses	32,587	35,616	(3,029)	(8.5)%
Business development	22,323	9,051	13,272	146.6%
Incentive compensation	15,828	7,379	8,449	114.5%
Stock-based compensation	4,785	7,998	(3,213)	(40.2)%
Intangible asset amortization	5,187	5,926	(739)	(12.5)%
Pension and other postretirement benefits	1,662	2,094	(432)	(20.6)%
Bad debt	692	255	437	171.4%
All other expenses	49,973	52,242	(2,269)	(4.3)%
Selling, general and administrative expenses	$217,809	$202,413	$15,396	7.6%
SG&A expenses were $15.4 million higher in 2021 compared with 2020. As a percentage of net sales, SG&A expenses decreased 180 basis points from 21.1% in 2020 to 19.3% in 2021. The higher SG&A expenses compared with the prior year were primarily driven by higher personnel expenses, business development, and incentive compensation, partially offset by lower research and development expenses and stock based compensation.
The following table presents SG&A expenses attributable to sales, research and development, and operations costs as strategic services and presents other SG&A costs as functional services.

(Dollars in thousands)	2021	2020	$ Change	% Change
Strategic services	$101,847	$94,357	$7,490	7.9%
Functional services	95,349	92,679	2,670	2.9%
Incentive compensation	15,828	7,379	8,449	114.5%
Stock-based compensation	4,785	7,998	(3,213)	(40.2)%
Selling, general and administrative expenses	$217,809	$202,413	$15,396	7.6%
Restructuring and Impairment Charges

(Dollars in thousands)	2021	2020	$ Change	% Change
Employee severance	$10,471	$9,690	$781	8.1%
Other restructuring costs	3,939	7,735	(3,796)	(49.1)%
Restructuring and impairment charges	$14,410	$17,425	$(3,015)	(17.3)%
Restructuring and impairment charges decreased $3.0 million in 2021, compared with 2020. The decrease primarily relates to costs associated with our Global Optimization and Organizational Optimization Plans, compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of our optimization plans and related costs.
Interest Expense

(Dollars in thousands)	2021	2020	$ Change	% Change
Interest expense	$28,385	$22,303	$6,082	27.3%
Amortization of bank fees	2,090	3,974	(1,884)	(47.4)%
Interest swap amortization	(947)	(1,263)	316	(25.0)%
Interest capitalization	(1,362)	(3,134)	1,772	(56.5)%
Interest expense	$28,166	$21,880	$6,286	28.7%
Interest expense in 2021 increased $6.3 million compared with 2020. The increase in interest expense was primarily due to the settlement of several swap terminations, partially offset by a decrease in the average interest rate and average long-term debt balance during 2021.

Income Tax Expense
In 2021, we recorded an income tax expense of $39.2 million, or 34.8% of income before income taxes, compared to an income tax expense of $14.9 million, or 33.1% of income before income taxes in 2020. The 2021 effective tax rate is greater than the statutory income tax rate of 21% primarily as a result of the net effect of a $8.8 million expense related to foreign tax rate differences and a $4.7 million expense related to foreign tax withholding. The 2020 effective tax rate is greater than the statutory income tax rate of 21% primarily as a result of the net effect of a $3.2 million expense related to foreign tax rate differences and a $2.0 million expense related to disallowed expenses.
Comparison of the years ended December 31, 2020 and 2019
For the year ended December 31, 2020, net income from continuing operations was $30.0 million, compared with $34.8 million in 2019. For the year ended December 31, 2020, net income attributable to common shareholders was $42.8 million, or $0.52 earnings per share, compared with $6.0 million, or $0.07 earnings per share in 2019. The increase in net income attributable to shareholders is primarily due to impairment charges of $42.5 million associated with the Tile Coatings business, recorded within Net income (loss) from discontinued operations, during the prior year
Net Sales

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
Geographic Revenues
The following table presents our sales on the basis of where sales originated.

(Dollars in thousands)	2020	2019	$ Change	% Change
Geographic Revenues on a sales origination basis
EMEA	$396,263	$432,132	$(35,869)	(8.3)%
Americas	421,743	443,319	(21,576)	(4.9)%
Asia Pacific	140,948	139,006	1,942	1.4%
Net sales	$958,954	$1,014,457	$(55,503)	(5.5)%
The decrease in net sales of $55.5 million, compared with 2019, was driven by lower sales in the EMEA and Americas regions, partially mitigated by higher sales in the Asia Pacific region. The decrease in sales from EMEA was attributable to lower sales in Functional Coatings and Color Solutions of $28.2 million and $7.7 million, respectively. The decrease in sales from the Americas was attributable to lower sales in Color Solutions and Functional Coatings of $13.9 million and $7.6 million, respectively. The increase in sales from Asia Pacific was attributable to higher sales in Color Solutions of $2.7 million, partially offset by lower sales in Functional Coatings of $0.8 million.

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

(Dollars in thousands)	2020	2019	$ Change	% Change
Strategic services	$94,357	$103,603	$(9,246)	(8.9)%
Functional services	92,679	98,897	(6,218)	(6.3)%
Incentive compensation	7,379	2,459	4,920	200.1%
Stock-based compensation	7,998	7,406	592	8.0%
Selling, general and administrative expenses	$202,413	$212,365	$(9,952)	(4.7)%
Restructuring and Impairment Charges

(Dollars in thousands)	2020	2019	$ Change	% Change
Employee severance	$9,690	$7,163	$2,527	35.3%
Other restructuring costs	7,735	3,792	3,943	104.0%
Restructuring and impairment charges	$17,425	$10,955	$6,470	59.1%
Restructuring and impairment charges increased $6.5 million in 2020, compared with 2019. The increase primarily relates to costs associated with our Global Optimization and Organizational Optimization Plans, compared with the prior-year same period. Refer to Note 14 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of our optimization plans and related costs.
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
Results of Operations - Segment Information
Comparison of the years ended December 31, 2021 and 2020
Functional Coatings

					Change due to
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$732,063	$608,192	$123,871	20.4%	$8,762	$104,797	$10,312	$—
Segment gross profit	218,619	175,601	43,018	24.5%	8,762	34,791	2,986	(3,521)
Segment gross profit as a % of segment net sales	29.9%	28.9%
Net sales increased $123.9 million compared with the prior year, primarily driven by higher sales in porcelain enamel, electronics, decoration, industrial and automotive products of $31.0 million, $29.8 million, $29.5 million, $18.9 million, and $14.7 million, respectively. The increase in net sales was driven by favorable volume and mix of $104.8 million and favorable foreign currency impacts of $10.3 million and higher product pricing of $8.8 million. Gross profit increased from the prior year, primarily due to higher sales volume and mix of $34.8 million, higher product pricing of $8.8 million, favorable foreign currency impacts of $3.0 million and favorable manufacturing costs of $1.8 million, partially offset by higher raw material costs of $5.4 million.

(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
EMEA	$342,396	$267,041	$75,355	28.2%
Americas	266,745	240,424	26,321	10.9%
Asia Pacific	122,922	100,727	22,195	22.0%
Net sales	$732,063	$608,192	$123,871	20.4%
The net sales increase of $123.9 million was driven by higher sales from all regions. The increase in sales from EMEA was primarily attributable to higher sales of decoration, industrial, porcelain enamel, electronic and automotive products of $21.3 million, $18.2 million, $16.2 million, $13.7 million and $6.0 million, respectively. The increase in sales from the Americas was primarily attributable to higher sales of electronic, porcelain enamel, automotive and decoration products of $15.0 million, $9.9 million, $3.1 million and $1.6 million, respectively, partially offset by lower sales of industrial products of $3.3 million. The increase in sales from Asia Pacific was primarily attributable to higher sales of decoration, automotive, porcelain enamel, industrial and electronic products of $6.6 million, $5.6 million, $4.9 million, $4.0 million and $1.1 million, respectively.

Color Solutions

					Change due to
(Dollars in thousands)	2021	2020	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$394,201	$350,762	$43,439	12.4%	$6,165	$30,993	$6,281	$—
Segment gross profit	128,356	119,071	9,285	7.8%	6,165	11,489	2,663	(11,032)
Segment gross profit as a % of segment net sales	32.6%	33.9%
Net sales increased $43.4 million compared with the prior year primarily due to higher product sales of pigments, dispersions and colorants, and surface technology of $38.8 million $4.0 million and $0.6 million, respectively. The increase in net sales was driven by favorable volume and mix and foreign currency impacts of $31.0 million and $6.3 million, respectively, and higher product pricing of $6.2 million. Gross profit increased from the prior year primarily due to favorable sales volume and mix of $11.5 million, higher product pricing of $6.2 million, and favorable foreign currency impacts of $2.7 million, partially offset by higher raw material and manufacturing costs of $9.2 million and $1.8 million, respectively.

(Dollars in thousands)	2021	2020	$ Change	% Change
Segment net sales by Region
Americas	$205,473	$181,319	$24,154	13.3%
EMEA	144,446	129,222	15,224	11.8%
Asia Pacific	44,282	40,221	4,061	10.1%
Net sales	$394,201	$350,762	$43,439	12.4%
The net sales increased of $43.4 million was driven by higher sales from all regions. The increase in sales from the Americas was primarily driven by higher sales of pigment, dispersions and colorants and surface technology products of $17.8 million, $3.2 million and $3.2 million, respectively. The increase in sales from EMEA was primarily attributable to higher sales of pigment and dispersions and colorants products of $14.5 million and $0.7 million, respectively. The increase in sales from Asia Pacific was primarily attributable to higher sales of pigment products of $6.5 million, partially offset by surface technology products of $2.5 million.
Comparison of the years ended December 31, 2020 and 2019
Functional Coatings

					Change due to
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$608,192	$644,783	$(36,591)	(5.7)%	$4,280	$(37,771)	$(3,100)	$—
Segment gross profit	175,601	192,668	(17,067)	(8.9)%	4,280	(16,544)	(2,172)	(2,631)
Segment gross profit as a % of segment net sales	28.9%	29.9%
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

(Dollars in thousands)	2020	2019	$ Change	% Change
Segment net sales by Region
EMEA	$267,041	$295,198	$(28,157)	(9.5)%
Americas	240,424	248,064	(7,640)	(3.1)%
Asia Pacific	100,727	101,521	(794)	(0.8)%
Net sales	$608,192	$644,783	$(36,591)	(5.7)%
The net sales decrease of $36.6 million was driven by lower sales from all regions. The decrease in sales from EMEA was primarily attributable to lower sales of industrial, decoration and automotive products of $19.2 million, $10.7 million and $4.7 million, respectively, partially mitigated by higher sales of electronic products of $5.5 million. The decrease in sales from the Americas was primarily attributable to lower sales of automotive, porcelain enamel, industrial and decoration products of $6.9 million, $4.9 million, $4.5 million and $1.1 million, respectively, partially offset by an increase in sales of electronic products of $12.7 million. The decrease in sales from Asia Pacific was primarily attributable to lower sales of decoration and automotive products of $4.0 million and $1.7 million, respectively, partially mitigated by higher sales of industrial products of $4.8 million.
Color Solutions

					Change due to
(Dollars in thousands)	2020	2019	$ Change	% Change	Price	Volume / Mix	Currency	Other
Segment net sales	$350,762	$369,674	$(18,912)	(5.1)%	$(217)	$(18,429)	$(266)	$—
Segment gross profit	119,071	114,939	4,132	3.6%	(217)	(13,019)	82	17,286
Segment gross profit as a % of segment net sales	33.9%	31.1%
Net sales decreased $18.9 million compared with the prior year primarily due to lower sales of surface technology products of $12.7 million, pigment products of $5.1 million and dispersions and colorants of $1.1 million. The decrease in net sales was driven by lower volume and mix of $18.4 million and unfavorable foreign currency impacts. Gross profit increased from the prior year primarily due to lower manufacturing costs of $11.0 million and lower raw material costs of $6.3 million, partially offset by unfavorable sales volume and mix of $13.0 million and lower product pricing of $0.2 million.

	2020	2019	$ Change	% Change
Segment net sales by Region
Americas	$181,319	$195,255	$(13,936)	(7.1)%
EMEA	129,222	136,934	(7,712)	(5.6)%
Asia Pacific	40,221	37,485	2,736	7.3%
Net sales	$350,762	$369,674	$(18,912)	(5.1)%
The net sales decrease of $18.9 million was driven by lower sales from the EMEA and Americas regions, partially mitigated by higher sales from the Asia Pacific region. The decrease in sales from EMEA was primarily attributable to lower sales of pigment products of $6.5 million and dispersions and colorants of $1.2 million. The decrease in sales from the Americas was primarily driven by lower sales of surface technology products of $12.7 million and pigment products of $1.3 million, partially mitigated by higher sales of dispersions and colorants of $0.1 million. The increase in sales from Asia Pacific was primarily attributable to higher sales of pigment products of $2.7 million.

Summary of Cash Flows for the years ended December 31, 2021, 2020 and 2019

(Dollars in thousands)	2021	2020	2019
Net cash provided by (used for) operating activities	$(61,303)	$(13,192)	$17,710
Net cash provided by investing activities	490,659	98,993	21,303
Net cash used for financing activities	(538,052)	(10,048)	(39,195)
Effect of exchange rate changes on cash and cash equivalents	(2,088)	2,122	283
(Decrease) increase in cash and cash equivalents	$(110,784)	$77,875	$101
Operating activities. Cash flows from operating activities decreased $48.1 million in 2021 compared to 2020. The decrease in cash from operating activities was primarily due to higher cash outflows for other current assets and liabilities of $22.5 million, net working capital of $3.2 million, and a decrease in net income, excluding noncash items and the gain on the sale of the Tile Coatings business.
Cash flows from operating activities decreased $30.9 million in 2020 compared to 2019. The decrease was primarily due to higher cash outflows for net working capital of $36.4 million which was offset by lower cash payments for incentive compensation of $5.1 million and lower pension contributions of $2.4 million.
Investing activities. Cash flows from investing activities increased $391.7 million in 2021 compared to 2020. The increase was primarily due to proceeds from the sale of our Tile Coatings business of $402.1 million, and lower cash outflows for capital expenditures of $1.8 million, partially offset by lower collections of financing receivables of $11.9 million and lower sales of assets of $0.4 million.
Cash flows from investing activities increased $77.7 million in 2020 compared to 2019. The increase was primarily due to higher collections of financing receivables of $45.4 million and lower cash outflows for capital expenditures of $33.2 million.
Financing activities. Cash flows from financing activities decreased $528.0 million in 2021 compared with 2020. The decrease is primarily attributable to increased principal payments on the Amended Credit Facility of $535.0 million and decreased other financing activities of $4.6 million, partially offset by increased proceeds from the exercise of stock options of $10.8 million and increased net proceeds from loans payable of $0.8 million.
Cash flows from financing activities increased $29.1 million in 2020 compared with 2019. The increase is primarily attributable to decreased cash outflows for the purchase of treasury stock of $25.0 million and decreased cash outflows for acquisition-related contingency payments of $5.2 million.
We have paid no dividends on our common stock since 2009.
Capital Resources and Liquidity
Refer to Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of major debt instruments that were outstanding during 2021.
Off Balance Sheet Arrangements
Consignment and Customer Arrangements for Precious Metals. We use precious metals, primarily silver, in the production of some of our products. We obtain most precious metals from financial institutions under consignment agreements. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign and the period of consignment. These fees were $2.8 million, $2.9 million, and $3.1 million for 2021, 2020, and 2019, respectively. We had on hand precious metals owned by participants in our precious metals consignment program of $95.4 million at December 31, 2021 and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets and net of credits.

The consignment agreements under our precious metals program involve short-term commitments that typically mature within 30 to 90 days of each transaction and are typically renewed on an ongoing basis. As a result, the Company relies on the continued willingness of financial institutions to participate in these arrangements to maintain this source of liquidity. On occasion, we have been required to deliver cash collateral. While no deposits were outstanding at December 31, 2021 or December 31, 2020, we may be required to furnish cash collateral in the future based on the quantity and market value of the precious metals under consignment and the amount of collateral-free lines provided by the financial institutions. The amount of cash collateral required is subject to review by the financial institutions and can be changed at any time at their discretion, based in part on their assessment of our creditworthiness.
Bank Guarantees and Standby Letters of Credit.
At December 31, 2021, the Company and its subsidiaries had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.5 million. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments.
Liquidity Requirements
Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under the Amended Credit Facility, and cash flows from operating activities. As of December 31, 2021, we had $71.5 million of cash and cash equivalents. Cash generated in the U.S. is generally used to pay down amounts outstanding under our 2018 Revolving Facility and for general corporate purposes, including acquisitions. If needed, we could repatriate the majority of cash held by foreign subsidiaries without the need to accrue and pay U.S. income taxes. We do not anticipate a liquidity need requiring such repatriation of these funds to the U.S.
During the fourth quarter of 2019, we entered into a definitive agreement to sell our Tile Coatings business which has historically been a part of our Performance Coatings reportable segment. We used the proceeds of the sale to settle long-term obligations. On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group, which is a portfolio company of certain Lone Star Funds. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The Company paid down and additional $100.0 million of the Term Loan Facility during the fourth quarter of 2021, and $50.0 million in January 2022.
Our liquidity requirements primarily include debt service, purchase commitments, labor costs, working capital requirements, restructuring expenditures, acquisition costs, capital investments, precious metals cash collateral requirements, and postretirement benefit obligations. We expect to meet these requirements in the long term through cash provided by operating activities and availability under existing credit facilities or other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs. Additionally, we used the borrowings available under the Amended Credit Facility for other general business purposes. We had additional borrowing capacity of $521.1 million at December 31, 2021, available under various credit facilities, primarily our revolving credit facility.
Our Amended Credit Facility contains customary restrictive covenants, including those described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K. These covenants include customary restrictions, including, but not limited to, limitations on use of loan proceeds, limitations on the Company’s ability to pay dividends and repurchase stock, limitations on acquisitions and dispositions, and limitations on certain types of investments. Specific to the 2018 Revolving Facility, we are subject to a financial covenant regarding the Company’s maximum leverage ratio. This covenant under our Amended Credit Facility restricts the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. This facility is described in more detail in Note 8 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
As of December 31, 2021, we were in compliance with our maximum leverage ratio covenant of 4.00x as our actual ratio was 1.03, providing $171.7 million of EBITDA cushion on the leverage ratio, as defined within the Amended Credit Facility. To the extent that economic conditions in key markets deteriorate or we are unable to meet our business projections and EBITDA falls below approximately $59.4 million for a rolling four quarters, based on reasonably consistent net debt levels with those as of December 31, 2021, we could become unable to maintain compliance with our leverage ratio covenant. In such case, our lenders could demand immediate payment of outstanding amounts and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all.

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
The Company’s aggregate amount of contractual obligations for the next five years and thereafter is set forth below:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Totals
Long-term debt (1)	$9,056	$8,977	$238,645	$758	$624	$3,499	$261,559
Interest (2)	254	254	254	254	254	2,785	4,055
Operating lease obligations	5,129	3,325	2,337	1,823	1,422	1,804	15,840
Purchase commitments (3)	2,939	1,897	79	81	84	86	5,166
Taxes (4)	18,275	—	—	—	—	—	18,275
Retirement and other postemployment benefits (5)	4,274	—	—	—	—	—	4,274
	$39,927	$14,453	$241,315	$2,916	$2,384	$8,174	$309,169
(1)Long-term debt excludes imputed interest and executory costs on capitalized lease obligations and unamortized issuance costs on the term loan facility.
(2)Interest represents only contractual payments for fixed-rate debt.
(3)Purchase commitments are noncancelable contractual obligations for raw materials and energy, and exclude capital expenditures for property, plant and equipment.
(4)We have not projected payments past 2022 due to uncertainties in estimating the amount and period of any payments. The amount above relates to our current income tax liability as of December 31, 2021. We have $10.0 million in gross liabilities related to unrecognized tax benefits, including $0.8 million of accrued interest and penalties that are not included in the above table since we cannot reasonably predict the timing of cash settlements with various taxing authorities.
(5)The funding amounts are based on the minimum contributions required under our various plans and applicable regulations in each respective country. We have not projected contributions past 2022 due to uncertainties regarding the assumptions involved in estimating future required contributions.
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
The significant assumptions we used in our impairment analyses of goodwill at October 31, 2021 and 2020 are the weighted average cost of capital and revenue growth rates.
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

We have executed cross currency interest rate swaps to minimize our exposure to floating rate debt agreements denominated in a currency other than functional currency. These swaps are settled in cash, and the net interest paid or received is effectively recognized as interest expense as the interest on the debt is accrued. These swaps are designated as cash flow hedges and we mark these swaps to fair value and recognize the resulting gains or losses as other comprehensive income.
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
We manage foreign currency risks in a wide variety of foreign currencies principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions arising from international trade. Our objective in entering into these forward contracts is to preserve the economic value of nonfunctional currency cash flows. Our principal foreign currency exposures relate to the Euro, the Turkish Lira, the Taiwan Dollar, the Colombian Peso, the Australian Dollar, the Indian Rupee, the Thailand Baht, the Indonesian Rupiah, the Japanese Yen, the Chinese Renminbi and the Romanian Leu. We mark these forward contracts to fair value based on market prices for comparable contracts and recognize the resulting gains or losses as other income or expense from foreign currency transactions.
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
Pension and Other Postretirement Benefits
We sponsor defined benefit plans in the U.S. and many countries outside the U.S., and we also sponsor retiree medical benefits for a segment of our salaried and hourly work force within the U.S. The U.S. pension plans and retiree medical plans represent approximately 86% of pension plan assets, 71% of benefit obligations and 84% of net periodic pension expense as of December 31, 2021.
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

For the market-related value of plan assets, we use fair value, rather than a calculated value. The market-related value recognizes changes in fair value in a systematic and rational manner over several years. We calculate the expected return on assets at the beginning of the year for defined benefit plans as the weighted-average of the expected return for the target allocation of the principal asset classes held by each of the plans. In determining the expected returns, we consider both historical performance and an estimate of future long-term rates of return. The Company consults with and considers the opinion of its actuaries in developing appropriate return assumptions. Our target asset allocation percentages are 35% fixed income, 60% equity, and 5% other investments for U.S. plans. Non-U.S. plan allocations are primarily comprised of fixed income securities. In 2021, our pension plan assets incurred gains of approximately 12% within the U.S. plans and 2% within non-U.S. plans. In 2020, our pension plan assets incurred gains of approximately 11% within the U.S. plans and 7% within non-U.S. plans. Future actual pension expense will depend on future investment allocation and performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.
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
The following table provides the sensitivity of net annual periodic benefit costs for our pension plans, including a U.S. nonqualified retirement plan, and the retiree medical plan to a 25-basis-point decrease in both the discount rate and asset return assumption:

(Dollars in thousands)	25 Basis Point Decrease in Discount Rate	25 Basis Point Decrease in Asset Return Assumption
U.S. pension plans	$(500)	$580
U.S. retiree medical plan	(18)	—
Non-U.S. pension plans	(138)	26
Total	$(656)	$606
The following table provides the rates used in the assumptions and the changes between 2021 and 2020:

	2021	2020	Change
Discount rate used to measure the benefit cost:
U.S. pension plans	2.55%	3.35%	(0.80)%
U.S. retiree medical plan	2.40%	3.25%	(0.85)%
Non-U.S. pension plans	1.14%	1.76%	(0.62)%
Discount rate used to measure the benefit obligation:
U.S. pension plans	2.85%	2.55%	0.30%
U.S. retiree medical plan	2.80%	2.40%	0.40%
Non-U.S. pension plans	1.43%	1.29%	0.14%
Expected return on plan assets:
U.S. pension plans	7.48%	7.70%	(0.22)%
Non-U.S. pension plans	1.55%	2.04%	(0.49)%
Our overall net periodic benefit credit for all defined benefit plans was $31.1 million in 2021 and a cost of $8.4 million in 2020. In the U.S., the net periodic benefit credit for all defined benefit plans was $26.3 million in 2021 and a cost of $2.2 million in 2020. This is primarily caused by the increase in discount rates and higher asset returns in 2021. In non-U.S. countries, the net periodic benefit credit for all defined benefit plans was $4.9 million in 2021 and a cost of $6.3 million in 2020. This is also primarily caused by the increase in discount rates in 2021.
For 2022, assuming expected returns on plan assets and no actuarial gains or losses, we expect our overall net periodic benefit income to be approximately $4.6 million, compared with income of approximately $4.9 million in 2021 on a comparable basis.

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
Impact of Newly Issued Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards we recently adopted or will be required to adopt. In November 2020, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, amended certain SEC disclosure requirements in order to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management's Discussion and Analysis. The final rule is applicable for fiscal years ending on or after August 9, 2021, however, early adoption on an Item-by-Item basis is permitted after February 10, 2021. We adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, from Part II, Item 6 of this report and the omission of Regulation S[1]K Item 302(a), Supplementary Financial Information, from the notes to our consolidated financial statements in Part II, Item 8 of this report.

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
We are subject to cost changes with respect to our raw materials and energy purchases. We attempt to mitigate raw materials cost increases through product reformulations, price increases and productivity improvements. We enter into forward purchase arrangements with precious metals suppliers to completely cover the value of the precious metals content of fixed price sales contracts. These agreements are designated as normal purchase contracts, which are not marked to market. We had no outstanding purchase commitments at December 31, 2021. In addition, we purchase portions of our natural gas, electricity and oxygen requirements under fixed price contracts to reduce the volatility of these costs. These energy contracts are designated as normal purchase contracts, which are not marked to market, and had purchase commitments totaling $0.3 million at December 31, 2021.

The notional amounts, carrying amounts of assets (liabilities), and fair values associated with our exposure to these market risks and sensitivity analysis about potential gains (losses) resulting from hypothetical changes in market rates are presented below:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Variable-rate debt:
Carrying amount (1)	$253,450	$793,731
Fair value	252,815	783,143
Increase in annual interest expense from 1% increase in interest rates	1,387	2,626
Decrease in annual interest expense from 1% decrease in interest rates	(1,387)	(2,626)
Fixed-rate debt:
Carrying amount	4,327	3,706
Fair value	2,681	1,887
Change in fair value from 1% increase in interest rates	NM	NM
Change in fair value from 1% decrease in interest rates	NM	NM
Interest rate swaps:
Notional amount	102,676	311,220
Carrying amount and fair value	(4,206)	(24,694)
Change in fair value from 1% increase in interest rates	1,887	8,407
Change in fair value from 1% decrease in interest rates	(1,725)	(3,131)
Cross currency swaps:
Notional amount	12,833	223,675
Carrying amount and fair value	765	(5,162)
Change in fair value from 10% increase appreciation of U.S. dollar	(1,267)	(24,475)
Change in fair value from 10% decrease depreciation of U.S. dollar	1,267	24,475
Foreign currency forward contracts:
Notional amount	319,909	494,187
Carrying amount and fair value	(1,367)	2,019
Change in fair value from 10% appreciation of U.S. dollar	(9,031)	(2,810)
Change in fair value from 10% depreciation of U.S. dollar	11,038	3,435
(1)The carrying values of the term loan facilities are net of unamortized debt issuance costs of $0.8 million and $3.7 million for the period ended December 31, 2021, and December 31, 2020, respectively.

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ferro Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ferro Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Income Taxes – Refer to Note 10 to the financial statements

Critical Audit Matter Description

The Company operates in a number of jurisdictions and is subject to income tax in each tax jurisdiction in which it operates. The Company is entitled to claim U.S. foreign tax credits for taxes paid in international tax paying jurisdictions.

The Company is also subject to U.S. taxation of global intangible-low taxed income (GILTI) earned by its foreign subsidiaries. The Company’s calculation of foreign income subject to GILTI is complex, requiring significant inputs of data, as well as judgment, to determine the foreign income subject to GILTI. In addition, the complexity of the Company’s GILTI tax calculation increased in the current year due to the February 2021 sale of its Tile Coatings business.
We identified the Company’s calculation of the current year GILTI, and associated interplay with foreign tax credits, as a critical audit matter because of the complexities associated with the application of the US tax rules applicable to GILTI and the impact from the sale of the Tile Coatings business. This required a high degree of auditor judgment and increased extent of audit effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the Company’s interpretation and application of the GILTI regulations and foreign tax credit provisions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of the GILTI regulations and associated foreign tax credit provisions included the following, among others:

•We tested the effectiveness of controls over the Company’s determination of the impact of GILTI and foreign tax credits in the current year, including management’s review and implementation of the applicable US tax provisions and supporting calculations.
•With the assistance of our income tax specialists, we evaluated the GILTI expense and management’s calculation of the amount of GILTI income by:
–Testing the reasonableness of the methodology used to determine income earned by controlled foreign corporations (CFCs) to be included in the gross income of the CFCs’ U.S. shareholder.
–Evaluating the completeness and accuracy of the gain and associated GILTI inclusions connected to the sale of the Tile Coatings business.
–Assessing each component of the GILTI tax, including the Company’s calculation of tested income/loss for selected CFCs, including determining whether the Company’s calculation is computed consistent with the U.S. tax rules.
–Testing the completeness and accuracy of the qualified business asset investment associated with GILTI.
–Analyzing foreign tax credit positions associated with GILTI for accuracy, including expense apportionment.
–Performing independent modeling of the Company's GILTI computation.
–Testing the mathematical accuracy of the current year expense, including the intraperiod allocation between continuing operations and discontinued operations.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 1, 2022
We have served as the Company's auditor since 2006.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Net sales	$1,126,264	$958,954	$1,014,457
Cost of sales	781,645	665,198	706,481
Gross profit	344,619	293,756	307,976
Selling, general and administrative expenses	217,809	202,413	212,365
Restructuring and impairment charges	14,410	17,425	10,955
Other expense (income):
Interest expense	28,166	21,880	24,302
Interest earned	(838)	(1,995)	(3,325)
Foreign currency losses, net	5,480	3,627	9,166
Loss on extinguishment of debt	2,302	—	—
Miscellaneous expense (income), net	(35,267)	5,505	11,722
Income before income taxes	112,557	44,901	42,791
Income tax expense	39,215	14,861	7,965
Income from continuing operations	73,342	30,040	34,826
Income (loss) from discontinued operations, net of income taxes	77,199	14,003	(27,411)
Net income	150,541	44,043	7,415
Less: Net income attributable to noncontrolling interests	1,710	1,244	1,377
Net income attributable to Ferro Corporation common shareholders	$148,831	$42,799	$6,038

Amounts attributable to Ferro Corporation:
Net income attributable to Ferro Corporation from continuing operations, net of income tax	71,696	28,967	33,739
Net income (loss) attributable to Ferro Corporation from discontinued operations, net of income tax	77,135	13,832	(27,701)
Income attributable to Ferro Corporation	$148,831	$42,799	$6,038

Weighted-average common shares outstanding	82,711	82,232	82,083
Incremental common shares attributable to performance shares, deferred stock units, restricted stock units, and stock options	886	792	808
Weighted-average diluted shares outstanding	83,597	83,024	82,891

Earnings (loss) per share attributable to Ferro Corporation common shareholders:
Basic earnings (loss):
Continuing operations	$0.86	$0.35	$0.41
Discontinued operations	0.93	0.17	(0.34)
	$1.79	$0.52	$0.07
Diluted earnings (loss):
Continuing operations	$0.86	$0.35	$0.41
Discontinued operations	0.92	0.17	(0.34)
	$1.78	$0.52	$0.07
See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$150,541	$44,043	$7,415
Other comprehensive income (loss), net of income tax:
Foreign currency translation income (loss)	(68,459)	26,991	5,500
Cash flow hedging instruments unrealized gain (loss)	16,116	(9,420)	(9,710)
Postretirement benefit liabilities gain (loss)	210	1,993	80
Other comprehensive income (loss), net of income tax	(52,133)	19,564	(4,130)
Total comprehensive income	98,408	63,607	3,285
Less: Comprehensive income attributable to noncontrolling interests	1,639	1,142	1,262
Comprehensive income attributable to Ferro Corporation	$96,769	$62,465	$2,023
See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$71,493	$174,077
Accounts receivable, net	130,954	137,008
Inventories	262,669	260,332
Other receivables	61,188	72,272
Other current assets	13,478	18,261
Current assets held-for-sale	—	307,854
Total current assets	539,782	969,804
Other assets
Property, plant and equipment, net	321,756	330,045
Goodwill	171,844	175,351
Intangible assets, net	106,677	119,500
Deferred income taxes	98,199	115,962
Operating leased assets	13,186	15,446
Other non-current assets	38,580	80,618
Non-current assets held-for-sale	—	154,207
Total assets	$1,290,024	$1,960,933
LIABILITIES AND EQUITY
Current liabilities
Loans payable and current portion of long-term debt	$8,964	$8,839
Accounts payable	136,599	135,296
Accrued payrolls	31,416	27,166
Accrued expenses and other current liabilities	127,170	124,770
Current liabilities held-for-sale	—	107,545
Total current liabilities	304,149	403,616
Other liabilities
Long-term debt, less current portion	251,310	791,509
Postretirement and pension liabilities	133,116	181,610
Operating leased non-current liabilities	8,849	10,064
Other non-current liabilities	44,497	62,050
Non-current liabilities held-for-sale	—	71,149
Total liabilities	741,921	1,519,998
Equity
Ferro Corporation shareholders’ equity:
Common stock, par value $1 per share; 300.0 million shares authorized; 93.4 million shares issued; 83.6 million and 82.4 million shares outstanding at December 31, 2021 and December 31, 2020, respectively	93,436	93,436
Paid-in capital	279,317	293,682
Retained earnings	453,646	304,815
Accumulated other comprehensive loss	(141,772)	(89,710)
Common shares in treasury, at cost	(146,243)	(172,256)
Total Ferro Corporation shareholders’ equity	538,384	429,967
Noncontrolling interests	9,719	10,968
Total equity	548,103	440,935
Total liabilities and equity	$1,290,024	$1,960,933
See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Ferro Corporation Shareholders
	Common Shares in Treasury					Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(In thousands)	Shares	Amount	Common Stock	Paid-in Capital	Retained Earnings
Balances at December 31, 2018	10,433	$(165,545)	$93,436	$298,123	$255,978	$(105,361)	$9,218	$385,849
Net income	—	—	—	—	6,038	—	1,377	7,415
Other comprehensive income (loss)	—	—	—	—	—	(4,015)	(115)	(4,130)
Purchase of treasury stock	1,441	(25,000)	—	—	—	—	—	(25,000)
Stock-based compensation transactions	(443)	10,302	—	(3,580)	—	—	—	6,722
Distributions to noncontrolling interests	—	—	—	—	—	—	(654)	(654)
Balances at December 31, 2019	11,431	(180,243)	93,436	294,543	262,016	(109,376)	9,826	370,202
Net income	—	—	—	—	42,799	—	1,244	44,043
Other comprehensive income (loss)	—	—	—	—	—	19,666	(102)	19,564
Stock-based compensation transactions	(366)	7,987	—	(861)	—	—	—	7,126
Balances at December 31, 2020	11,065	(172,256)	93,436	293,682	304,815	(89,710)	10,968	440,935
Net income	—	—	—	—	148,831	—	1,710	150,541
Other comprehensive income (loss)	—	—	—	—	—	(52,062)	(71)	(52,133)
Stock-based compensation transactions	(1,253)	26,013	—	(11,835)	—	—	—	14,178
Change in ownership interest	—	—	—	(2,530)	—	—	(2,888)	(5,418)
Balances at December 31, 2021	9,812	$(146,243)	$93,436	$279,317	$453,646	$(141,772)	$9,719	$548,103
See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$150,541	$44,043	$7,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of assets and businesses	(93,974)	246	(916)
Depreciation and amortization	40,214	40,289	55,879
Interest amortization	2,090	3,974	3,755
Restructuring and impairment charges	3,027	9,787	44,702
Loss on extinguishment of debt	2,302	—	—
Provision for allowance for doubtful accounts	1,050	530	1,086
Retirement benefits	(46,692)	4,646	9,063
Deferred income taxes	13,796	(11,640)	(11,826)
Stock-based compensation	5,066	7,998	7,406
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(127,473)	(141,330)	(74,444)
Inventories	(18,076)	36,485	(10,578)
Accounts payable	10,859	(26,671)	(10,075)
Other current asset, liabilities and adjustments, net	(4,033)	18,451	(3,757)
Net cash provided by (used in) operating activities	(61,303)	(13,192)	17,710
Cash flows from investing activities
Capital expenditures for property, plant and equipment and other long-lived assets	(29,959)	(31,783)	(64,970)
Collections of financing receivables	118,095	129,969	84,567
Proceeds from sale of businesses, net	402,087	—	—
Business acquisitions, net of cash acquired	—	—	(251)
Other investing activities	436	807	1,957
Net cash provided by investing activities	490,659	98,993	21,303
Cash flows from financing activities
Net (payments) borrowings under loans payable	94	(709)	45
Principal payments on term loan facility - Amended Credit Facility	(543,200)	(8,200)	(8,200)
Proceeds from revolving credit facility - Amended Credit Facility	50,000	399,110	227,101
Principal payments on revolving credit facility - Amended Credit Facility	(50,000)	(399,110)	(227,101)
Acquisition related contingent consideration payment	—	—	(5,200)
Proceeds from exercise of stock options	11,575	756	1,052
Purchase of treasury stock	—	—	(25,000)
Other financing activities	(6,521)	(1,895)	(1,892)
Net cash used in financing activities	(538,052)	(10,048)	(39,195)
Effect of exchange rate changes on cash and cash equivalents	(2,088)	2,122	283
(Decrease) increase in cash and cash equivalents	(110,784)	77,875	101
Cash and cash equivalents at beginning of period	182,277	104,402	104,301
Cash and cash equivalents at end of period	71,493	182,277	104,402
Less: Cash and cash equivalents of discontinued operations at end of period	—	8,200	8,200
Cash and cash equivalents of continuing operations at end of period	$71,493	$174,077	$96,202
Cash paid during the period for:
Interest	$29,256	$31,285	$33,429
Income taxes	24,082	19,648	21,682
See accompanying notes to consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019

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
•Tile Coating Systems(1)
•Porcelain Enamel(2)
•Functional Coatings
•Color Solutions
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
We sell our products directly to customers and through the use of agents or distributors throughout the world. Our products are sold principally in the EMEA region, the Americas region and the Asia Pacific region. Our customers manufacture products to serve a variety of end markets, including appliances, automobiles, building and renovation, electronics, household furnishings, industrial products, packaging, and sanitation.
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
2. Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of the parent company and the accounts of its subsidiaries and include the results of the Company and all entities in which the Company has a controlling interest. When we consolidate our financial statements, we eliminate intercompany transactions, accounts and profits. When we exert significant influence over an investee but do not control it, we account for the investment and the investment income using the equity method. These investments are reported in Other non-current assets on our consolidated balance sheet. We consolidate financial results for three legal entities in which we do not own 100% of the equity interests, either directly or indirectly through our subsidiaries. These entities have non-controlling interest ownerships ranging from 24.6% to 41.0%.
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
Research and Development Expenses
Research and development expenses are expensed as incurred and are included in Selling, general and administrative expenses. Total expenditures for product and application technology, including research and development, customer technical support and other related activities, were approximately $32.6 million for 2021, $35.6 million for 2020 and $41.0 million for 2019.
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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

(Dollars in thousands)	2021	2020	2019
Allowance for doubtful accounts	$1,960	$2,502	$1,756
Bad debt expense	692	255	455

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
The following ASU was adopted as of January 1, 2021 and did not have a material impact on the consolidated financial statements:

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

ASU No. 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, issued October 2021	Requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
No other new accounting pronouncements issued had, or are expected to have, a material impact of the Company’s consolidated financial statements.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
3. Revenue
Revenues disaggregated by geography and reportable segment for the year ended December 31, 2021, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$342,396	$266,745	$122,922	$732,063
Color Solutions	144,446	205,473	44,282	394,201
Total net sales	$486,842	$472,218	$167,204	$1,126,264
Revenues disaggregated by geography and reportable segment for the year ended December 31, 2020, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$267,041	$240,424	$100,727	$608,192
Color Solutions	129,222	181,319	40,221	350,762
Total net sales	$396,263	$421,743	$140,948	$958,954
Revenues disaggregated by geography and reportable segment for the year ended December 31, 2019, follow:

(Dollars in thousands)	EMEA	Americas	Asia Pacific	Total
Functional Coatings	$295,198	$248,064	$101,521	$644,783
Color Solutions	136,934	195,255	37,485	369,674
Total net sales	$432,132	$443,319	$139,006	$1,014,457

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

On February 25, 2021, we completed the sale of our Tile Coatings business to Pigments Spain, S.L., a company of the Esmalglass-Itaca-Fritta group (the “Buyer”), which is a portfolio company of certain Lone Star Funds, for $460.0 million in cash, subject to post-closing adjustments. The transaction resulted in net proceeds of approximately $402.1 million after expenses and a gain of $94.8 million, which is recorded within Income (loss) from discontinued operations, net of income taxes in our consolidated statement of operations for the period ended December 31, 2021. During the fourth quarter of 2021, we finalized our post-closing adjustments with the Buyer for $13.1 million. We entered into a Transition Services Agreement (“TSA”) with the Buyer, which is designed to facilitate an orderly transfer of business operations. The services provided under the TSA will terminate at various points in times between six to twelve months from the completion of the sale. Except for transition services, we have no continuing involvement with the Buyer subsequent to the completion of the sale.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The table below summarizes results for the Tile Coatings business for the years ended December 31, 2021, 2020 and 2019 which are reflected in our consolidated statements of operations as discontinued operations. Interest expense has been allocated to the discontinued operations based on the ratio of net assets of the business to consolidated net assets excluding debt.

(Dollars in thousands)	2021	2020	2019
Net sales	$83,579	$440,501	$491,493
Cost of sales	60,634	327,505	388,959
Gross profit	22,945	112,996	102,534
Selling, general and administrative expenses	20,327	72,033	71,591
Restructuring and impairment charges	303	2,290	44,378
Interest expense	1,682	10,650	11,556
Interest earned	(189)	(184)	(122)
Foreign currency losses (gains), net	363	6,608	(2,397)
Gain on sale of business, net	(94,832)	—	—
Miscellaneous expense, net	251	2,281	2,127
Income (loss) from discontinued operations before income taxes	95,040	19,318	(24,599)
Income tax expense	17,841	5,315	2,812
Income (loss) from discontinued operations, net of income taxes	77,199	14,003	(27,411)
Less: Net income attributable to noncontrolling interests	64	171	290
Net income (loss) attributable to Tile Coatings business	$77,135	$13,832	$(27,701)
The following table summarizes the assets and liabilities which are classified as held-for-sale at December 31, 2020:

(Dollars in thousands)	December 31, 2020
Cash and cash equivalents	$8,200
Accounts receivable, net	211,548
Inventories	84,239
Other receivables	1,630
Other current assets	2,237
Current assets held-for-sale	307,854
Property, plant and equipment, net	93,430
Amortizable intangible assets, net	42,126
Deferred income taxes	12,267
Other non-current assets	6,384
Non-current assets held-for-sale	154,207
Total assets held-for-sale	$462,061

Loans payable and current portion of long-term debt	$3,927
Accounts payable	85,308
Accrued payrolls	5,946
Accrued expenses and other current liabilities	12,364
Current liabilities held-for-sale	107,545
Long-term debt, less current portion	56,359
Postretirement and pension liabilities	8,119
Other non-current liabilities	6,671
Non-current liabilities held-for-sale	71,149
Total liabilities held-for-sale	$178,694

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The following table summarizes cash flow data relating to discontinued operations for the years ended December 31, 2021, 2020 and 2019:

(Dollars in thousands)	2021	2020	2019
Depreciation	$—	$—	$11,264
Amortization of intangible assets	—	—	3,192
Capital expenditures	(1,074)	(4,713)	(9,965)
Gain on sale of discontinued operations	(94,832)	—	—
Non-cash operating activities - goodwill impairment	—	—	42,515
Non-cash operating activities - restructuring	—	1,080	127
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at year end	—	1,493	1,087

5. Inventories
Inventory at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	2021	2020
Raw materials	$80,519	$81,344
Work in process	45,653	48,770
Finished goods	136,497	130,218
Total inventories	$262,669	$260,332
In the production of some of our products, we use precious metals, some of which we obtain from financial institutions under consignment agreements with terms of one year or less. The financial institutions retain ownership of the precious metals and charge us fees based on the amounts we consign. These fees were $2.8 million for 2021, $2.9 million for 2020, and $3.1 million for 2019. We had on hand precious metals owned by participants in our precious metals consignment program of $95.4 million at December 31, 2021 and $87.2 million at December 31, 2020, measured at fair value based on market prices for identical assets.
6. Property, Plant and Equipment
Property, plant and equipment, net at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	2021	2020
Land	$37,237	$39,500
Buildings	222,391	201,400
Machinery and equipment	485,030	487,327
Construction in progress	30,417	76,800
Total property, plant and equipment	775,075	805,027
Total accumulated depreciation	(453,319)	(474,982)
Property, plant and equipment, net	$321,756	$330,045
Depreciation expense was $28.9 million for 2021, $27.8 million for 2020, and $28.3 million for 2019. Additional depreciation expense of $11.3 million for 2019 was classified within Income (loss) from discontinued operations, net of income taxes.
Noncash investing activities for capital expenditures, consisting of new capital leases during the year and unpaid capital expenditure liabilities at year end, were $3.8 million for 2021, $5.3 million for 2020, and $3.5 million for 2019.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
7. Goodwill and Other Intangible Assets
Details and activity in the Company’s goodwill by segment are as follows:

(Dollars in thousands)	Functional Coatings	Color Solutions	Total
Goodwill, net at December 31, 2019	$121,905	$50,307	$172,212
Foreign currency adjustments	1,665	1,474	3,139
Goodwill, net at December 31, 2020	123,570	51,781	175,351
Foreign currency adjustments	(2,791)	(716)	(3,507)
Goodwill, net at December 31, 2021	$120,779	$51,065	$171,844

(Dollars in thousands)	December 31, 2021	December 31, 2020
Goodwill, gross	$230,311	$233,818
Accumulated impairment losses	(58,467)	(58,467)
Goodwill, net	$171,844	$175,351
During the fourth quarter of 2021 and 2020, we performed our annual goodwill impairment testing. The test entailed comparing the fair value of our reporting units to their carrying value as of the measurement date of October 31, 2021 and October 31, 2020, respectively. We performed step 1 of the annual impairment test as defined in ASC Topic 350, Intangibles - Goodwill and Other. We estimate fair values of the reporting units using the average of both the income approach and the market approach, which we believe provides a reasonable estimate of the reporting units’ fair values, unless facts and circumstances exist that indicate more representative fair values. The income approach uses projected cash flows attributable to the reporting units and allocates certain corporate expenses to the reporting units. We use historical results, trends and our projections of market growth, internal sales efforts and anticipated cost structure assumptions to estimate future cash flows. Using a risk-adjusted, weighted-average cost of capital, we discount the cash flow projections to the measurement date.
The significant assumptions used in our impairment analysis of goodwill are the weighted-average cost of capital and revenue growth rates.
During our 2021 and 2020 assessments, the result of the goodwill impairment test was that there were no indicators of impairment associated with our continuing operations. The Company is not aware of any events or circumstances that occurred between the annual assessment date and December 31, 2021, which would require further testing of goodwill for impairment.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
During 2019, the assets pertaining to our Tile Coatings business were classified as held-for-sale and the goodwill was immaterial at December 31, 2020. During 2019, the Company recorded goodwill impairment charges of $42.5 million within our Tile Coatings business, which is included in Net income from discontinued operations, net of taxes. The fair value of the assets within the Tile Coatings business was valued below its carrying value, resulting in a $33.5 million goodwill impairment charge in the fourth quarter of 2019. There were additional $5.9 million and $3.1 million of goodwill impairment charges in the second and third quarter of 2019, respectively, which was a result of the finalization of purchase accounting of the Quimicer, FMU, and Gardenia acquisitions.
Amortizable intangible assets at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	Estimated Economic Life	2021	2020
Gross amortizable intangible assets:
Patents	10 - 16 years	$5,465	$5,589
Land rights	20 - 40 years	3,257	3,173
Technology/know-how and other	1 - 30 years	116,154	116,015
Customer relationships	10 - 20 years	64,917	68,142
Total gross amortizable intangible assets		189,793	192,919
Accumulated amortization:
Patents		(5,444)	(5,566)
Land rights		(1,762)	(1,630)
Technology/know-how and other		(67,638)	(61,104)
Customer relationships		(21,035)	(18,317)
Total accumulated amortization		(95,879)	(86,617)
Amortizable intangible assets, net		$93,914	$106,302
We amortize amortizable intangible assets on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to amortizable intangible assets was $11.3 million for 2021, $12.0 million for 2020, and $13.0 million for 2019. Amortization expense for amortizable intangible assets is expected to be approximately $11.3 million for 2022, $11.1 million for 2023, $11.0 million for 2024, $10.8 million for 2025, and $10.6 million for 2026.
Indefinite-lived intangible assets at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	2021	2020
Indefinite-lived intangibles assets:
Trade names and trademarks	$12,763	$13,198

8. Debt and Other Financing
Loans payable and current portion of long-term debt at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	2021	2020
Current portion of long-term debt	$8,964	$8,839
Loans payable and current portion of long-term debt	$8,964	$8,839

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Long-term debt at December 31, 2021 and 2020 consisted of the following:

(Dollars in thousands)	2021	2020
Term loan facility, net of unamortized issuance costs, maturing 2024(1)	$253,450	$793,731
Capital lease obligations	2,497	2,911
Other notes	4,327	3,706
Total long-term debt	260,274	800,348
Current portion of long-term debt	(8,964)	(8,839)
Long-term debt, less current portion	$251,310	$791,509
(1)The carrying value of the term loan facility, maturing 2024, is net of unamortized debt issuance costs of $0.8 million at December 31, 2021 and $3.7 million at December 31, 2020.
The annual maturities of long-term debt for each of the five years after December 31, 2021, are as follows (in thousands):

2022	$9,056
2023	8,977
2024	238,645
2025	758
2026	624
Thereafter	3,499
Total maturities of long-term debt	261,559
Unamortized issuance costs on Term loan facility	(800)
Imputed interest and executory costs on capitalized lease obligations	(485)
Total long-term debt	$260,274
Amended Credit Facility
On April 25, 2018, the Company entered into an amendment (the “Amended Credit Facility”) to its existing credit facility (the “Credit Facility”), which Amended Credit Facility (a) provided a new revolving facility (the “2018 Revolving Facility”), which replaced the Company’s existing revolving facility, (b) repriced the (“Tranche B-1 Loans”), and (c) provided new tranches of term loans (“Tranche B-2 Loans” and “Tranche B-3 Loans”) denominated in U.S. dollars. On May 4, 2020, the Company entered into an amendment (Third Amendment to Credit Agreement) to the Amended Credit Facility, which added an approval to Section 7.2.8 Permitted Dispositions for the Tile Coatings Business Disposition. On December 13, 2021, the Company entered into an agreement to suspend the right from and after December 31, 2021 the ability to select a LIBOR interest period of two months for any borrowing under the Amended Credit Facility caused by this duration period becoming increasingly illiquid, in lieu of amending the Amended Credit Facility or irrevocably waiving any right thereunder. The Amended Credit Facility will be used for ongoing working capital requirements and general corporate purposes. The Tranche B-2 Loans are borrowed by the Company and the Tranche B-3 Loans are borrowed on a joint and several basis by Ferro GmbH and Ferro Europe Holdings LLC.
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
•The LIBOR rate for term loans shall not be less than 0.00% and the applicable margin for LIBOR rate term loans is 2.25%.
•For LIBOR rate term loans, the Company may choose to set the duration on individual borrowings for periods of one, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.
At December 31, 2021, the Company had borrowed $110.1 million under the Tranche B-1 Loans at an interest rate of 2.47%, $72.9 million under the Tranche B-2 Loans at an interest rate of 2.47%, and $71.3 million under the Tranche B-3 Loans at an interest rate of 2.47%. At December 31, 2021, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At December 31, 2021, the effective interest rate for all tranches of the term loan facility, inclusive of hedging activities, was 3.58%.
At December 31, 2020, the Company had borrowed $345.2 million under the Tranche B-1 Loans at an interest rate of 2.50%, $228.5 million under the Tranche B-2 Loans at an interest rate of 2.50%, and $223.7 million under the Tranche B-3 Loans at an interest rate of 2.50%. At December 31, 2020, there were no additional borrowings available under the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans. In connection with these borrowings, we entered into swap agreements in the second quarter of 2018. At December 31, 2020, the effective interest rate for all tranches of the term loan facility, inclusive of hedging activities, was 3.55%.
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
•The LIBOR rate for revolving loans shall not be less than 0.00% and the applicable margin for LIBOR rate revolving loans will vary between 1.50% and 2.50%.
•For LIBOR rate revolving loans, the Company may choose to set the duration on individual borrowings for periods of one, three or six months, with the interest rate based on the applicable LIBOR rate for the corresponding duration.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
At December 31, 2021, there were no borrowings under the 2018 Revolving Credit Facility. After reductions for outstanding letters of credit secured by these facilities, we had $496.1 million of borrowings available under the revolving credit facilities at December 31, 2021.
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
Specific to the 2018 Revolving Facility, the Company is subject to a financial covenant regarding the Company’s maximum leverage ratio. If an event of default occurs, all amounts outstanding under the Amended Credit Facility agreement may be accelerated and become immediately due and payable. At December 31, 2021, we were in compliance with the covenants of the Amended Credit Facility.
As noted in Note 4, on February 25, 2021, we completed the sale of our Tile Coatings business. Proceeds from the close of the transaction, in addition to current cash balances, were used to pay down our term loan facility in the amount of $435.0 million on February 25, 2021. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $188.3 million, $124.7 million and $122.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $2.0 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations at December 31, 2021.
During the fourth quarter of 2021, the Company voluntarily paid down our term loan facility in the amount of $100.0 million. The debt pay-down reduced outstanding amounts of the Tranche B-1 Loans, Tranche B-2 Loans, and Tranche B-3 Loans, by $43.3 million, $28.7 million and $28.0 million, respectively. In conjunction with the prepayment of debt, we recorded a charge of $0.3 million in connection with the write-off of unamortized issuance costs, which is recorded within Loss on extinguishment of debt in our consolidated statement of operations at December 31, 2021.
Receivable Sales Programs
We have several international programs to sell without recourse trade accounts receivable to financial institutions. During the third quarter of 2020, these programs were amended to include a domestic program. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company continues to service the receivables sold in exchange for a fee. The servicing fee for the years ended December 31, 2021, 2020 and 2019, were immaterial. The program, whose maximum capacity is €85 million, is scheduled to expire on December 31, 2023. Generally, at the transfer date, the Company receives cash equal to approximately 81% of the value of the sold receivable. Cash proceeds at the transfer date from these arrangements are reflected in operating activities in our consolidated statement of cash flows. The proceeds from the deferred purchase price are reflected in investing activities.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The outstanding principal amount of receivables sold under this program, which has not yet been collected from the customer, was $44.4 million at December 31, 2021 and $24.5 million at December 31, 2020. The carrying amount of the deferred purchase was $7.7 million at December 31, 2021 and $9.8 million at December 31, 2020 and is recorded in Other receivables. Trade accounts receivable collected from customers to be remitted to financial institutions was $44.5 million at December 31, 2021 and $36.0 million at December 31, 2020 and recorded in Accrued expenses and other current liabilities.

(Dollars in thousands)	2021	2020
Trade accounts receivable sold to financial institutions	$618,646	$340,516
Cash proceeds from financial institutions (1)	499,635	241,937
(1)Excluded from the table above, in 2020, our Tile Coatings business received cash proceeds from financial institutions of $47.3 million. Refer to Note 4 for additional discussion of the Tile Coatings business and its classification as discontinued operations.
Other Financing Arrangements
We maintain other lines of credit to provide global flexibility for Ferro’s short-term liquidity requirements. These facilities are uncommitted lines for our international operations and totaled $25.0 million and $28.1 million at December 31, 2021 and December 31, 2020, respectively. The unused portions of these lines provided additional liquidity of $25.0 million at December 31, 2021 and December 31, 2020.
9. Financial Instruments
The following financial instrument assets (liabilities) are presented at their respective carrying amount, fair value and classification within the fair value hierarchy:

	December 31, 2021
	Carrying Amount	Fair Value
(Dollars in thousands)		Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$71,493	$71,493	$71,493	$—	$—
Term loan facility - Amended Credit Facility (1)	(253,450)	(252,815)	—	(252,815)	—
Other long-term notes payable	(4,327)	(2,681)	—	(2,681)	—
Cross-currency swaps	765	765	—	765	—
Interest rate swaps	(4,206)	(4,206)	—	(4,206)	—
Foreign currency forward contracts, net	(1,367)	(1,367)	—	(1,367)	—

	December 31, 2020
	Carrying Amount	Fair Value
(Dollars in thousands)		Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174,077	$174,077	$174,077	$—	$—
Term loan facility - Credit Facility (1)	(793,731)	(783,143)	—	(783,143)	—
Other long-term notes payable	(3,706)	(1,887)	—	(1,887)	—
Cross-currency swaps	(5,162)	(5,162)	—	(5,162)	—
Interest rate swaps	(24,694)	(24,694)	—	(24,694)	—
Foreign currency forward contracts, net	2,019	2,019	—	2,019	—
(1)The carrying value of the term loan facility is net of unamortized debt issuance costs of $0.8 million and $3.7 million for the period ended December 31, 2021, and December 31, 2020, respectively.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The fair values of cash and cash equivalents are based on the fair values of identical assets. The fair values of loans payable are based on the present value of expected future cash flows and approximate their carrying amounts due to the short periods to maturity. The fair value of the term loan facility is based on market price information and is measured using the last available bid price of the instrument on a secondary market. The fair value of the revolving credit facility and other long-term notes payable are based on the present value of expected future cash flows and interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities adjusted for the Company's performance risk. The fair values of our interest rate swaps and cross-currency swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair values of the foreign currency forward contracts are based on market prices for comparable contracts.
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
Derivatives Designated as Hedging Instruments
Cash Flow Hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded as a component of Accumulated other comprehensive loss ("AOCL") and reclassified into earnings in the same period during which the hedged transaction affects earnings.
The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.
During the second quarter of 2018, the Company entered into variable to fixed interest rate swaps with a maturity date of February 14, 2024. These swaps are hedging risk associated with the Tranche B-1, B-2 and B-3 Loans. These interest rate swaps are designated as cash flow hedges. In conjunction with the 2021 fourth quarter pay-down of debt discussed in Note 8, the interest rate swaps were partially terminated in November 2021 when $50.0 million of the term loan facility was paid-off and then another partial termination occurred in December 2021 when $50.0 million of the term loan facility was paid-off. The Company has firm plans to pay-off an additional $50.0 million of debt in January 2022 and to terminate the remainder of the interest rate swaps. In November 2021, the majority of one of the Company's interest rate swaps was de-designated as a result of the debt repayment made and anticipated. The $5.7 million loss on the portion of the derivative de-designated was reclassified from AOCL to Interest expense in November 2021 when the underlying hedged interest payments were deemed remote. The Company paid counterparties $5.4 million to terminate one-third of each of the two interest rate swaps in November and $5.3 million to terminate an additional one-third in December. During the fourth quarter of 2021, the Company recognized an additional $0.3 million in Interest expense on the portion of interest rates swaps de-designated, but not yet terminated. After these terminations the remaining notional amount of the derivatives is $102.7 million at December 31, 2021, with a maturity date of February 14, 2024. As of December 31, 2021, the Company expects it will reclassify net losses of approximately $4.3 million, currently recorded in AOCL, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The Company has converted a U.S. dollar denominated, variable rate debt obligation into a Euro fixed rate obligation using receive-float, pay-fixed cross-currency swaps in the second quarter of 2018. These swaps are hedging currency and interest rate risk associated with the Tranche B-3 Loan. These cross-currency swaps are designated as cash flow hedges. In conjunction with the pay-down of debt on February 25, 2021 discussed in Note 8, we terminated all cross-currency swaps, except for one, which we de-designated and re-designated to hedge the remaining Tranche B-3 Loan after the interest rate swaps. Due to the original designation layering, the other comprehensive loss from the cross-currency swap at re-designation and the other comprehensive loss from the terminated cross-currency swaps were written-off as the interest payments were deemed remote. The Company paid counterparties $3.5 million to settle the terminated derivatives, resulting in a net $4.5 million being reclassified from AOCL to Interest expense as a result of this remote transaction. In conjunction with the 2021 fourth quarter pay-down of debt discussed in Note 8, the remaining cross-currency swap was partially terminated in November 2021 when $50.0 million of the term loan facility was paid-off and then another partial termination occurred in December 2021 when $50.0 million of the term loan facility was paid-off. At the time of the first termination in November 2021, the swap was fully de-designated as a result of the debt repayments made and anticipated. The loss on the cross-currency swaps recorded in AOCL of $0.9 million was reclassified to Interest expense. The Company received $1.6 million from the counterparty to settle the terminated portion of the derivative, which was recorded to Interest expense. During the fourth quarter of 2021, the Company recognized a loss of $0.1 million in Interest expense on the portion of the cross-currency swap de-designated, but not yet terminated. After these terminations the remaining notional amount of the derivative is $12.8 million at December 31, 2021, with a maturity date of February 14, 2024.
The amount of gain (loss) recognized in AOCL and the amount of loss (gain) reclassified into earnings for the year ended December 31, 2021 and 2020, follow:

	Amount of Gain (Loss) Recognized in AOCL		Amount of (Gain) Loss Reclassified from AOCL into Income		Location of Gain (Loss) Reclassified from AOCL into Income
(Dollars in thousands)	2021	2020	2021	2020
Interest rate swaps	$2,490	$(16,274)	$(7,864)	$(4,757)	Interest expense
Cross-currency swaps	4,157	(18,415)	(286)	2,137	Interest expense
			$(8,150)	$(2,620)	Total Interest expense
Cross-currency swaps			4,387	(19,845)	Foreign currency losses (gains), net
			$4,387	$(19,845)	Total Foreign currency losses (gains), net
The total amounts of expense and the respective line items in which the effect of cash flow hedges is presented in the condensed consolidated statement of operations for the year ended December 31, 2021 and 2020, are as follows:

(Dollars in thousands)	2021	2020
Interest expense	$28,166	$21,880
Foreign currency losses, net	5,480	3,627
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
In the second quarter of 2018, the Company entered into cross-currency swap agreements where we pay variable rate interest in Euros and receive variable rate interest in U.S. dollars. This net investment hedge was terminated in the fourth quarter of 2020. These swaps were hedging risk associated with the net investment in Euro denominated operations due to fluctuating exchange rates and are designated as net investment hedges. The changes in the fair value of these designated cross-currency swaps were recognized in AOCL.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The amount of gain (loss) on net investment hedges recognized in AOCL and the amount of gain recognized in income on derivative (amount excluded from effectiveness testing) for the year ended December 31, 2021 and 2020, follow:

	Amount of Gain (Loss) Recognized in AOCL		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain in Earnings
(Dollars in thousands)	2021	2020	2021	2020
Cross-currency swaps	$—	$(7,655)	$—	$1,468	Interest expense
Derivatives Not Designated as Hedging Instruments
Cash Flow Hedges. The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In conjunction with the 2021 fourth quarter pay-down of debt discussed above in Note 9, the majority of one of the Company's interest rate swaps was de-designated. We incurred a loss of $0.3 million in 2021, arising from the change in the fair value of the portion of the interest rate swap not designated.
The Company uses a cross-currency swap to hedge currency and interest rate risk associated with the Tranche B-3 Loan. In conjunction with the 2021 fourth quarter pay-down of debt discussed above in Note 9, we fully de-designated the remaining cross-currency swap. We incurred a gain of $0.1 million in 2021, arising from the change in the fair value of the cross-currency swap.
Foreign Currency Forward Contracts. We manage foreign currency risks principally by entering into forward contracts to mitigate the impact of currency fluctuations on transactions. These forward contracts are not formally designated as hedges. Gains and losses on these foreign currency forward contracts are netted with gains and losses from currency fluctuations on transactions arising from international trade and reported as Foreign currency losses (gains), net in the consolidated statements of operations. We recognized net losses of $5.5 million in 2021, net gains of $6.6 million in 2020 and net losses of $2.5 million in 2019, respectively, arising from the change in fair value of our financial instruments, which partially offset the related net gains and losses on international trade transactions. The notional amount of foreign currency forward contracts was $319.9 million and $494.2 million at December 31, 2021 and 2020, respectively.
The following table presents the effect on our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively, of derivatives not designated as hedging instruments:

	Amount of Gain (Loss) Recognized in Earnings			Location of Gain (Loss) in Earnings
(Dollars in thousands)	2021	2020	2019
Interest rate swaps	$(262)	$—	$—	Interest expense
Cross-currency swaps	120	—	—	Interest expense
Foreign currency forward contracts	(5,523)	6,589	(2,462)	Foreign currency losses (gains), net

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Location and Fair Value Amount of Derivative Instruments
The following table presents the fair values of our derivative instruments on our consolidated balance sheets. All derivatives are reported on a gross basis.

(Dollars in thousands)	2021	2020	Balance Sheet Location
Asset derivatives:
Cross-currency swaps	$62	$9	Other current assets
Cross-currency swaps	703	—	Other non-current assets
Foreign currency forward contracts	205	2,649	Other current assets
Liability derivatives:
Interest rate swaps	$(2,442)	$(8,436)	Accrued expenses and other current liabilities
Interest rate swaps	(1,764)	(16,258)	Other non-current liabilities
Cross-currency swaps	—	(67)	Accrued expenses and other current liabilities
Cross-currency swaps	—	(5,104)	Other non-current liabilities
Foreign currency forward contracts	(1,572)	(630)	Accrued expenses and other current liabilities

10. Income Taxes
Income tax expense (benefit) is based on our earnings from continuing operations before income taxes as presented in the following table:

(Dollars in thousands)	2021	2020	2019
U.S.	$10,389	$7,961	$18,709
Foreign	102,168	36,940	24,082
Total	$112,557	$44,901	$42,791
Our income tax expense (benefit) from continuing operations consists of the following components:

(Dollars in thousands)	2021	2020	2019
Current:
U.S. federal	$5,902	$(3,298)	$475
Foreign	25,794	20,238	18,204
State and local	23	104	168
Total current	31,719	17,044	18,847
Deferred:
U.S. federal	4,229	3,935	(3,832)
Foreign	2,280	(6,856)	(8,340)
State and local	987	738	1,290
Total deferred	7,496	(2,183)	(10,882)
Total income tax expense (benefit)	$39,215	$14,861	$7,965

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
In addition, income tax expense (benefit) that we allocated directly to Ferro Corporation shareholders’ equity is detailed in the following table:

(Dollars in thousands)	2021	2020	2019
Interest rate swaps	$5,306	$(2,848)	$(3,210)
Postretirement benefit liability adjustments	6	153	11
Net investment hedge	—	(2,113)	654
Foreign currency translations	17	44	27
Total income tax expense (benefit) allocated to Ferro Corporation shareholders' equity	$5,329	$(4,764)	$(2,518)
A reconciliation of the U.S. federal statutory income tax rate and our effective tax rate follows:

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate difference	7.7	7.2	9.8
Foreign withholding taxes	4.2	0.7	1.3
Foreign currency	1.7	4.1	1.4
Non-deductible expenses	1.5	4.5	4.4
Tax rate changes	1.0	1.1	0.9
Global intangible low-taxed income, net	0.8	2.5	2.8
State taxes	0.8	1.0	1.3
Net adjustment of prior year accrual	0.5	1.3	(5.0)
Adjustment of valuation allowances	0.5	(0.9)	(16.1)
Goodwill dispositions, impairments and amortization	(0.1)	—	(1.2)
Foreign derived intangible income deduction	(0.6)	(0.7)	(3.2)
Tax credits	(1.2)	(4.4)	(3.2)
Other	(1.3)	(1.7)	2.7
Uncertain tax positions, net of tax audit settlements	(1.7)	(2.6)	1.7
Effective tax rate	34.8%	33.1%	18.6%

We operate in a number of jurisdictions and are subject to income tax in each tax jurisdiction in which we operate. We are also subject to U.S. taxation of global intangible-low taxed income (“GILTI”) earned by our foreign subsidiaries. Our calculation of foreign income subject to GILTI is complex, requiring significant inputs of data, and judgment, to determine the foreign income subject to GILTI. The complexity of our GILTI tax calculation increased in the current year due to the February 2021 sale of our Tile Coatings business.
We have refundable income taxes of $7.9 million at December 31, 2021 and $9.5 million at December 31, 2020, classified as Other receivables on our consolidated balance sheets. We also have income taxes payable of $18.3 million at December 31, 2021, and $16.0 million at December 31, 2020, classified as Accrued expenses and other current liabilities on our consolidated balance sheets.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The components of deferred tax assets and liabilities at December 31, 2021 and 2020 were:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Foreign operating loss carryforwards	$30,771	$36,631
Pension and other benefit programs	28,878	41,968
Foreign tax credit carryforwards	16,782	12,306
Accrued liabilities	12,792	12,883
Disallowed interest	10,025	7,692
Other	7,728	7,217
Other credit carryforwards	7,712	8,639
Inventories	3,605	2,879
State and local operating loss carryforwards	2,709	1,900
Currency differences	1,674	5,605
Allowance for doubtful accounts	280	589
Total deferred tax assets	122,956	138,309
Deferred tax liabilities:
Property, plant and equipment and intangibles - depreciation and amortization	20,835	16,024
Unremitted earnings of foreign subsidiaries	2,110	1,903
Deferred gain	—	2,351
Other	—	2,030
Total deferred tax liabilities	22,945	22,308
Net deferred tax assets before valuation allowance	100,011	116,001
Valuation allowance	(13,486)	(10,872)
Net deferred tax assets	$86,525	$105,129
The amounts of foreign operating loss carryforwards, foreign tax credit carryforwards, and other credit carryforwards included in the table of temporary differences are net of reserves for unrecognized tax benefits.
At December 31, 2021, we had $43.0 million of state and local operating loss carryforwards and $147.2 million of foreign operating loss carryforwards, which can be carried forward indefinitely and others expire in 1 to 20 years. At December 31, 2021, we had $26.7 million in tax credit carryforwards, some of which can be carried forward indefinitely. These operating loss carryforwards and tax credit carryforwards expire as follows:

(Dollars in thousands)	Operating Loss Carryforwards	Tax Credit Carryforwards
Expiring in:
2022	$412	$2,897
2023-2027	31,519	15,917
2028-2032	10,239	3,260
2033-2037	10,569	3,063
2038-2042	9,892	815
2043-Indefinitely	127,517	726
Total	$190,148	$26,678
We assess the available positive and negative evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated by jurisdiction was whether a cumulative loss over the three-year period ended December 31, 2021 had been incurred. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Based on this assessment as of December 31, 2021, the Company has recorded a valuation allowance of $13.5 million in order to measure only the portion of the deferred tax assets that more likely than not will be realized.
We classified net deferred income tax assets as of December 31, 2021 and 2020 as detailed in the following table:

(Dollars in thousands)	2021	2020
Non-current assets	$98,199	$115,962
Non-current liabilities	(11,674)	(10,833)
Net deferred tax assets	$86,525	$105,129
Activity and balances of unrecognized tax benefits are summarized below:

(Dollars in thousands)	2021	2020	2019
Balance at beginning of year	$22,483	$26,000	$24,869
Additions based on tax positions related to the current year	—	153	3,425
Additions for tax positions of prior years	—	260	—
Reductions for tax positions of prior years	(6,061)	(3,781)	—
Reductions as a results of expiring statutes of limitations	(5,218)	(1,394)	(688)
Foreign currency adjustments	(419)	1,245	(660)
Settlements with taxing authorities	—	—	(946)
Balance at end of year	$10,785	$22,483	$26,000
The total amount of unrecognized tax benefits that, if recognized, would affect the effective rate was $2.1 million at December 31, 2021, $8.5 million at December 31, 2020, and $8.7 million at December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company recognized $0.4 million of expense in 2021, $0.6 million of expense in 2020, and $0.5 million of expense in 2019 for interest, net of tax, and related penalties. The Company accrued $0.8 million at December 31, 2021, $2.9 million at December 31, 2020, and $2.9 million at December 31, 2019 for payment of interest, net of tax, and penalties.
We anticipate that $1.8 million of liabilities for unrecognized tax benefits, including accrued interest and penalties, may be reversed within the next 12 months. These liabilities relate to international tax issues and are expected to reverse due to the expiration of the applicable statute of limitations periods and the anticipation of the closure of tax examinations.
The Company conducts business globally, and, as a result, the U.S. parent company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the U.S. parent company and its subsidiaries are subject to examination by taxing authorities. With few exceptions, we are not subject to federal, state, local or non-U.S. income tax examinations for years before 2006.
At December 31, 2021, we provided $2.1 million for deferred income taxes on $15.4 million of undistributed earnings of foreign subsidiaries that are not considered to be indefinitely reinvested. For certain other of the Company’s foreign subsidiaries, undistributed earnings of approximately $265.5 million are considered to be indefinitely reinvested, and we have not provided for deferred taxes on such earnings. We have not disclosed deferred income taxes on undistributed earnings of foreign subsidiaries where they are considered to be indefinitely reinvested, as it is not practicable to estimate the additional taxes that might be payable on the eventual remittance of such earnings, given the uncertain timing of when any such eventual remittance may occur, the significant number of foreign subsidiaries we have, the multiple layers within our legal entity structure, and the complexities of tax regulations across those foreign subsidiaries.
11. Contingent Liabilities
The Company had bank guarantees and standby letters of credit issued by financial institutions that totaled $4.5 million at December 31, 2021 and $5.1 million at December 31, 2020. These agreements primarily relate to Ferro’s insurance programs, foreign energy purchase contracts and foreign tax payments. If the Company fails to perform its obligations, the guarantees and letters of credit may be drawn down by their holders, and we would be liable to the financial institutions for the amounts drawn.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
We have recorded environmental liabilities of $9.0 million at December 31, 2021 and $5.7 million at December 31, 2020 for costs associated with the remediation of certain of our current or former properties that have been contaminated. The balances at December 31, 2021 and December 31, 2020 were primarily comprised of liabilities related to a non-operating facility in Brazil, as well as for retained environmental obligations related to a site in the United States that was part of the sale of our North American and Asian metal powders product lines in 2013 and, with respect to the December 31, 2021 balance, also related to a site in the United States that was part of the sale of our Fine Chemicals business in 2008. These costs include, but are not limited to, legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring, and related activities. The ultimate liability could be affected by numerous uncertainties, including the extent of contamination found, the required period of monitoring, the ultimate cost of required remediation and other circumstances.
In November 2017, Suffolk County Water Authority filed a complaint, Suffolk County Water Authority v. The Dow Chemical Company et al., against the Company and a number of other companies in the U.S. Federal Court for the Eastern District of New York with regard to the product 1,4 dioxane. The plaintiff alleges, among other things, that the Suffolk County water supply is contaminated with 1,4 dioxane and that the defendants are liable for unspecified costs of cleanup and remediation of the water supply, among other damages. The Company has not manufactured 1,4 dioxane since 2008, denies the allegations related to liability for the plaintiff’s claims, and is vigorously defending this proceeding. Since December 2019, additional complaints were filed in the same court by 25 other New York municipal water suppliers and in New York State Supreme Court by one water supplier against the Company and others making substantially similar allegations regarding the contamination of their respective water supplies with 1,4 dioxane. The Company is likewise vigorously defending these additional actions. The Company currently does not expect the outcome of these proceedings to have a material adverse impact on its consolidated financial condition, results of operations, or cash flows, net of any insurance coverage. However, it is not possible to predict the ultimate outcome of these proceedings due to the unpredictable nature of litigation.
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
12. Retirement Benefits
Defined Benefit Pension Plans

	U.S. Pension Plans			Non-U.S. Plans
(Dollars in thousands)	2021	2020	2019	2021	2020	2019
Service cost	$1	$10	$10	$1,389	$1,555	$1,410
Interest cost	7,521	9,479	11,787	1,387	1,788	2,264
Expected return on plan assets	(15,248)	(14,782)	(12,622)	(473)	(601)	(758)
Amortization of prior service cost	—	—	—	(72)	13	7
Mark-to-market actuarial net (gains) losses	(18,200)	10,938	1,228	(7,113)	2,977	11,033
Curtailment and settlement effects (gains) losses	—	—	—	53	66	292
Special termination benefits	—	114	—	1	26	—
Net periodic benefit cost (credit)	$(25,926)	$5,759	$403	$(4,828)	$5,824	$14,248
Weighted-average assumptions:
Discount rate	2.55%	3.35%	4.40%	1.14%	1.76%	2.61%
Rate of compensation increase	N/A	N/A	N/A	2.85%	3.11%	3.19%
Expected return on plan assets	7.48%	7.70%	7.70%	1.55%	2.04%	2.74%

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
For the majority of our U.S. defined benefit pension plans, the participants stopped accruing benefit service costs on or before January 1, 2011.
In 2021, the mark-to-market actuarial net gain on the U.S. pension plans of $18.2 million consisted of a gain of $10.0 million from actual returns on plan assets exceeding expected return and a gain of $8.4 million to remeasure the liability based on a higher discount rate compared with the prior year, partially offset by a $0.2 million loss on demographic experience and actuarial assumptions. The mark-to-market actuarial net gain of $7.1 million for non-U.S. plans primarily consisted of a gain of $3.8 million to remeasure the liability based on a higher discount rate compared with the prior year and a $3.5 million gain on demographic experience and actuarial assumptions.
In 2020, the mark-to-market actuarial net loss on the U.S. pension plans of $10.9 million consisted of a charge of $23.0 million to remeasure the liability based on a lower discount rate compared with the prior year, partially offset by a gain of $10.7 million from actual returns on plan assets exceeding expected returns and a $1.4 million gain on demographic experience and actuarial assumptions. The mark-to-market actuarial net loss of $3.0 million for non-U.S. plans primarily consisted of a charge of $5.9 million to remeasure the liability based on a lower discount rate compared with the prior year, partially offset by a $2.1 million gain on demographic experience and actuarial assumptions.
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

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)

	U.S. Pension Plans		Non-U.S. Pension Plans
(Dollars in thousands)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$306,310	$296,181	$130,132	$116,698
Service cost	1	10	1,389	1,555
Interest cost	7,521	9,479	1,387	1,788
Curtailments	—	—	—	—
Amendments	—	—	(131)	(714)
Settlements	—	—	(132)	(835)
Special termination benefits	—	114	1	26
Plan participants' contributions	—	—	—	—
Benefits paid	(21,424)	(21,119)	(2,463)	(3,145)
Actuarial (gain) loss	(8,154)	21,645	(8,654)	4,907
Exchange rate effect	—	—	(8,938)	9,852
Benefit obligation at end of year	$284,253	$306,310	$112,591	$130,132
Accumulated benefit obligation at end of year	$284,253	$306,310	$105,155	$119,914
Change in plan assets:
Fair value of plan assets at beginning of year	$229,245	$223,227	$37,587	$33,898
Actual return on plan assets	25,294	25,489	(1,121)	2,465
Employer contributions	10,693	1,648	1,452	2,363
Plan participants' contributions	—	—	—	—
Benefits paid	(21,424)	(21,119)	(2,463)	(3,145)
Effect of settlements	—	—	(132)	(835)
Exchange rate effect	—	—	(2,544)	2,841
Fair value of plan assets at end of year	$243,808	$229,245	$32,780	$37,587
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$283	$59
Accrued expenses and other current liabilities	(581)	(389)	(2,712)	(2,575)
Postretirement and pension liabilities	(39,864)	(76,676)	(77,382)	(90,029)
Funded status	$(40,445)	$(77,065)	$(79,811)	$(92,545)

	U.S. Pension Plans		Non-U.S. Pension Plans
(Dollars in thousands)	2021	2020	2021	2020
Weighted-average assumptions as of December 31:
Discount rate	2.85%	2.55%	1.43%	1.29%
Rate of compensation increase	N/A	N/A	2.86%	2.98%
Pension plans with benefit obligations in excess of plan assets:
Benefit obligations	$284,253	$306,310	$81,952	$94,567
Plan assets	243,808	229,245	1,858	1,963
Pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligations	$284,253	$306,310	$80,897	$94,057
Accumulated benefit obligations	284,253	306,310	73,540	83,923
Plan assets	243,808	229,245	803	1,518

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Activity and balances in Accumulated other comprehensive loss related to defined benefit pension plans are summarized below:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Dollars in thousands)	2021	2020	2021	2020
Prior service (cost):
Balance at beginning of year	$—	$—	$(672)	$(44)
Amounts recognized as net periodic benefit costs	—	—	72	(13)
Plan amendments	—	—	(131)	(604)
Exchange rate effects	—	—	33	(11)
Balance at end of year	$—	$—	$(698)	$(672)
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
The fair values of our pension plan assets at December 31, 2021, by asset category are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
U.S. plans:
Fixed income:
Guaranteed deposits	$—	$1,602	$—	$1,602
Mutual funds	79,837	—	—	79,837
Commingled funds	—	365	156	521
Equities:
U.S. common stocks	6,180	—	—	6,180
Mutual funds	138,692	—	—	138,692
Commingled funds	—	533	—	533
Total assets in the fair value hierarchy	224,709	2,500	156	227,365
Investments measured at net asset value	—	—	—	16,443
Investments at fair value	$224,709	$2,500	$156	$243,808
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$102	$—	$—	$102
Guaranteed deposits	—	744	29,578	30,322
Mutual funds	1,417	661	—	2,078
Other	84	—	—	84
Equities:
Mutual funds	194	—	—	194
Total	$1,797	$1,405	$29,578	$32,780

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The fair values of our pension plan assets at December 31, 2020, by asset category are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
U.S. plans:
Fixed income:
Guaranteed deposits	$—	$1,699	$—	$1,699
Mutual funds	72,424	—	—	72,424
Commingled funds	—	423	182	605
Equities:
U.S. common stocks	4,142	—	—	4,142
Mutual funds	135,791	—	—	135,791
Commingled funds	—	628	—	628
Total assets in the fair value hierarchy	212,357	2,750	182	215,289
Investments measured at net asset value	—	—	—	13,956
Investments at fair value	$212,357	$2,750	$182	$229,245
Non-U.S. plans
Fixed income:
Cash and cash equivalents	$183	$—	$—	$183
Guaranteed deposits	—	782	33,733	34,515
Mutual funds	1,519	1,093	—	2,612
Other	84	—	—	84
Equities:
Mutual funds	193	—	—	193
Total	$1,979	$1,875	$33,733	$37,587
The Company’s U.S. pension plans held 0.3 million shares of the Company’s common stock with a market value of $6.2 million at December 31, 2021 and 0.3 million shares with a market value of $4.1 million at December 31, 2020.
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
A rollforward of Level 3 assets is presented below. Unrealized losses included in earnings were $1.2 million in 2021 and unrealized gains included in earnings were $4.1 million in 2020.

(Dollars in thousands)	Guaranteed Deposits	Commingled Funds	Total
Balance at December 31, 2019	$30,155	$244	$30,399
Sales	(616)	—	(616)
Gains (losses) included in earnings	4,194	(62)	4,132
Exchange rate effect	—	—	—
Balance at December 31, 2020	33,733	182	33,915
Sales	(669)	—	(669)
Gains (losses) included in earnings	(1,140)	(26)	(1,166)
Exchange rate effect	(2,346)	—	(2,346)
Balance at December 31, 2021	$29,578	$156	$29,734
We expect to contribute approximately $0.6 million to our U.S. pension plans and $2.5 million to our non-U.S. pension plans in 2022.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
We estimate that future pension benefit payments, will be as follows:

(Dollars in thousands)	U.S. Plans	Non-U.S. Plans
2022	$20,501	$3,975
2023	20,170	4,678
2024	19,914	3,672
2025	19,794	3,905
2026	19,204	4,365
2027-2031	90,225	22,984
Postretirement Health Care and Life Insurance Benefit Plans

(Dollars in thousands)	2021	2020	2019
Net periodic benefit cost:
Interest expense	$272	$529	$702
Service cost	—	3	2
Amortization of prior service costs	(4)	(4,240)	—
Mark-to-market actuarial net loss (gain)	(606)	101	1,080
Total net periodic benefit cost (credit)	$(338)	$(3,607)	$1,784
Weighted-average assumptions:
Discount rate	2.40%	3.25%	4.30%
Current trend rate for health care costs	6.00%	6.10%	6.30%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	2036	2036	2036

(Dollars in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$11,854	$17,149
Service cost	—	3
Interest cost	272	529
Plan amendments	(4)	(4,240)
Benefits paid	(1,529)	(1,688)
Actuarial loss (gain)	(606)	101
Benefit obligation at end of year	$9,987	$11,854
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,529	1,688
Benefits paid	(1,529)	(1,688)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in the balance sheet:
Accrued expenses and other current liabilities	$(892)	$(1,047)
Postretirement and pension liabilities	(9,095)	(10,807)
Funded status	$(9,987)	$(11,854)
Weighted-average assumptions as of December 31:
Discount rate	2.80%	2.40%
Current trend rate for health care costs	5.40%	6.00%
Ultimate trend rate for health care costs	4.00%	4.50%
Year that ultimate trend rate is reached	2045	2036

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides subsidies for certain drug costs to companies that provide coverage that is actuarially equivalent to the drug coverage under Medicare Part D. We estimate that future postretirement health care and life insurance benefit payments will be as follows:

(Dollars in thousands)	Before Medicare Subsidy	After Medicare Subsidy
2022	$892	$892
2023	850	850
2024	816	816
2025	775	775
2026	741	741
2027-2031	3,204	3,204
Other Retirement Plans
We also have defined contribution retirement plans covering certain employees. Our contributions are determined by the terms of the plans and are limited to amounts that are deductible for income taxes. Generally, benefits under these plans vest over a period of five years from date of employment. The largest plan covers salaried and most hourly employees in the U.S. In this plan, the Company contributes a percentage of eligible employee basic compensation and also a percentage of employee contributions. The expense applicable to these plans was $4.4 million, $3.2 million, and $3.7 million in 2021, 2020, and 2019, respectively.
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
Stock options, performance share units, deferred stock units and restricted stock units were the only grant types outstanding at December 31, 2021. Stock options, performance share units, and restricted stock units are discussed below. Activities in other grant types were not significant.
Stock Options
General Information
Stock options outstanding at December 31, 2021, have a term of 10 years, vest evenly over three years on the anniversary of the grant date, and have an exercise price equal to the per share fair market value of our common stock on the grant date. Accelerated vesting is used for options held by employees who meet both the age and years of service requirements to retire prior to the end of the vesting period. In the case of death or retirement, the stock options become 100% vested and exercisable.
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
Years ended December 31, 2021, 2020 and 2019 – (Continued)
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
The following table details the weighted-average grant-date fair values and the assumptions used for estimating the fair values of stock options granted in the respective years:

	2021	2020	2019
Weighted-average grant-date fair value	$5.94	$5.28	$6.47
Expected life, in years	6.0	5.2	5.6
Risk-free interest rate	0.8%	1.4%	2.5%
Expected volatility	40.4%	35.1%	33.9%
Expected dividend yield	—%	—%	—%
Stock Option Activity Information
A summary of stock option activity follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2020	1,933,899	$13.20
Granted	285,400	15.10
Exercised	(1,035,434)	10.48
Forfeited or expired	(38,433)	16.08
Outstanding at December 31, 2021	1,145,432	$16.03	7.4	$6,666
Exercisable at December 31, 2021	972,933	$16.16	7.2	$5,543
Vested or expected to vest at December 31, 2021	1,145,432	$16.03	7.4	$6,666
(1)Aggregate intrinsic value amounts shown in thousands.
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
Information related to stock options exercised follows:

(Dollars in thousands)	2021	2020	2019
Proceeds from the exercise of stock options	$11,575	$756	$1,052
Intrinsic value of stock options exercised	11,314	867	750
Income tax benefit related to stock options exercised	2,602	182	158

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Stock Options Expense Information
A summary of amounts recorded and to be recorded for stock-based compensation related to stock options follows:

(Dollars in thousands)	2021	2020	2019
Compensation expense recorded in Selling, general and administrative expenses	$1,851	$2,304	$1,801
Deferred income tax benefits related to compensation expense	426	484	378
Total fair value of stock options vested	1,812	465	1,387
Unrecognized compensation cost	1,908	2,039	1,469
Expected weighted-average recognition period for unrecognized compensation, in years	1.1	1.8	2.2
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
Performance Share Unit Valuation Model and Method Information
The estimated fair value of performance share units granted in 2021, 2020 and 2019 is based on the closing price of the Company’s common stock on the date of issuance and recorded based on achievement of target performance metrics. As of December 31, 2021, we had 0.2 million and 0.2 million performance share units outstanding associated with our 2021 and 2020 grants, respectively.
The weighted average grant date fair value of our performance share units was $16.00 for shares granted in 2021, $14.64 for shares granted in 2020 and $17.61 for shares granted in 2019. All performance share units are initially expensed at target and are evaluated each reporting period for likelihood of achieving the performance metrics, and the expense is adjusted, as appropriate.
Performance Share Unit Activity Information
A summary of performance share unit activity follows:

	Number of Units	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2020	481,998
Granted	185,600
Earned	(71,856)
Forfeited or expired	(53,144)
Outstanding at December 31, 2021	542,598	1.0
Vested or expected to vest at December 31, 2021	542,598	1.0

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Performance Share Unit Expense Information
A summary of amounts recorded and to be recorded for stock-based compensation related to performance share units follows:

(Dollars in thousands)	2021	2020	2019
Compensation expense recorded in Selling, general and administrative expenses	$626	$3,270	$3,607
Deferred income tax benefits related to compensation expense	144	773	757
Unrecognized compensation cost	3,747	3,417	2,730
Expected weighted-average recognition period for unrecognized compensation, in years	1.5	1.5	1.6
Restricted Stock Units
We granted 0.2 million, 0.2 million and 0.2 million restricted stock units in 2021, 2020, and 2019, respectively. Fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of issuance. Restricted stock units are expressed as equivalent shares of the Company’s common stock, and have a three year vesting period. Total expense included in Selling, general and administrative expense related to restricted stock units granted in 2021, 2020 and 2019 was $2.1 million, $2.4 million and $1.7 million, respectively. Total unrecognized compensation cost in 2021, 2020 and 2019 was $2.5 million, $2.8 million and $2.8 million, respectively.
Directors’ Deferred Compensation
Separate from the Plan, the Company has established the Ferro Corporation Deferred Compensation Plan for Non-employee Directors, permitting its non-employee directors to voluntarily defer all or a portion of their compensation. The voluntarily deferred amounts are placed in individual accounts in a benefit trust known as a “rabbi trust” and invested in the Company’s common stock with dividends reinvested in additional shares. All disbursements from the trust are made in the Company’s common stock. The stock held in the rabbi trust is classified as treasury stock in shareholders’ equity and the deferred compensation obligation that is required to be settled in shares of the Company’s common stock, is classified as paid-in capital. The rabbi trust held 0.1 million shares, valued at $1.4 million, at December 31, 2021, and 0.1 million shares, valued at $1.6 million, at December 31, 2020.
14. Restructuring and Cost Reduction Programs
Our restructuring and cost reduction programs have been developed with the objective of realigning the business and lowering our cost structure. Total restructuring charges resulting from these activities were $14.4 million in 2021, $17.4 million in 2020, and $11.0 million in 2019, which are reported in Restructuring and impairment charges in our consolidated statement of operations. As discussed in Note 4, our Tile Coatings business was classified as held-for-sale. As such, the restructuring costs pertaining to the Tile Coatings business of $0.3 million in 2021, $2.3 million in 2020, and $1.9 million in 2019 are reported in Income (loss) from discontinued operations, net of taxes.
Organizational Optimization Plan
In conjunction with the pending sale of the Tile Coatings business, discussed in Note 4, we developed our Organizational Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure in anticipation of the pending sale. The remaining activities of the program are expected to be recognized throughout 2022.
Americas Manufacturing Optimization Plan
In the second quarter of 2020, we developed our Americas Manufacturing Optimization Plan and initiated a program across the organization with the objective of realigning the business and lowering our cost structure. The Americas Manufacturing Optimization Plan is focused on the construction of a new manufacturing center of excellence located in Villagran, Mexico. The remaining activities of the program are expected to be recognized within the next 12 months.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Global Optimization Plan
The program involves our global operations and certain functions and initiatives to increase operational efficiencies, some of which is associated with integration of our acquisitions. Actions associated with the Global Optimization Plan were substantially completed during 2021, and as such, we do not anticipate further material charges related to this plan.
The charges associated with these restructuring programs are summarized by major type below:

(Dollars in thousands)	Employee Severance	Other Costs	Total
Expected restructuring charges:
Organizational Optimization Program	$5,654	$—	$5,654
American Manufacturing Optimization Program	—	—	—
Global Optimization Program	—	—	—
Total expected restructuring charges	$5,654	$—	$5,654
Restructuring charges incurred:
Global Optimization Program	$7,163	$3,792	$10,955
Charges incurred in 2019	$7,163	$3,792	$10,955

Organizational Optimization Program	$2,980	$—	$2,980
American Manufacturing Optimization Program	1,040	—	1,040
Global Optimization Program	5,670	7,735	13,405
Charges incurred in 2020	$9,690	$7,735	$17,425

Organizational Optimization Program	$6,834	$—	$6,834
American Manufacturing Optimization Program	3,637	—	3,637
Global Optimization Program	—	3,939	3,939
Charges incurred in 2021	$10,471	$3,939	$14,410
Cumulative restructuring charges incurred:
Organizational Optimization Program	$9,814	$—	$9,814
American Manufacturing Optimization Program	4,677	—	4,677
Global Optimization Program	12,833	15,466	28,299
Cumulative restructuring charges incurred as of December 31, 2021	$27,324	$15,466	$42,790
The charges associated with the restructuring programs are summarized by segments below:

(Dollars in thousands)	Total Expected Charges	2021	2020	2019	Cumulative Charges To Date
Functional Coatings	$169	$—	$27	$(5)	$22
Color Solutions	99	106	101	124	331
Segment Total	268	106	128	119	353
Corporate Restructuring Charges	5,386	14,304	17,297	10,836	42,437
Total Restructuring Charges	$5,654	$14,410	$17,425	$10,955	$42,790

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
The activities and accruals related to our optimization programs are below:

(Dollars in thousands)	Employee Severance	Other Costs	Total
Balance at December 31, 2018	$1,011	$832	$1,843
Restructuring charges	7,163	3,792	10,955
Cash payments	(6,987)	(1,831)	(8,818)
Non-cash items	(440)	(1,301)	(1,741)
Balance at December 31, 2019	747	1,492	2,239
Restructuring charges	9,690	7,735	17,425
Cash payments	(4,363)	(4,526)	(8,889)
Non-cash items	(564)	(241)	(805)
Balance at December 31, 2020	5,510	4,460	9,970
Restructuring charges	10,471	3,939	14,410
Cash payments	(7,626)	(2,628)	(10,254)
Non-cash items	—	(1,129)	(1,129)
Balance at December 31, 2021	$8,355	$4,642	$12,997
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
There are no leases that have not yet commenced that create significant rights and obligations for the Company.
The components of lease cost are shown below:

(Dollars in thousands)	2021	2020	Income Statement Location
Lease Cost
Operating lease cost (1)	$4,248	$4,716	Selling, general and administrative expenses
Operating lease cost (2)	6,404	7,406	Cost of sales
Finance lease cost
Amortization of right-of-use assets	461	298	Cost of sales
Interest of lease liabilities	45	33	Interest expense
Net lease cost	$11,158	$12,453
(1)Included in operating lease cost is $0.7 million and $0.9 million of short-term lease costs for the years ended December 31, 2021 and 2020, respectively, and $0.4 million and $0.4 million of variable lease costs for the years ended December 31, 2021 and 2020, respectively.
(2)Included in operating lease cost is $2.8 million and $2.7 million of short-term lease costs for the years ended December 31, 2021 and 2020, respectively, and approximately zero variable lease costs for December 31, 2021 and $0.7 million of variable lease costs for 2020.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Supplemental balance sheet information related to leases are shown below:

(Dollars in thousands)	2021	2020	Balance Sheet Location
Assets
Operating leased assets	$13,186	$15,446	Operating leased assets
Finance leased assets(1)	1,184	1,410	Property, plant and equipment, net
Total leased assets	$14,370	$16,856
Liabilities
Current
Operating	$4,325	$5,431	Accrued expenses and other current liabilities
Finance	687	640	Loans payable and current portion of long-term debt
Noncurrent
Operating	8,849	10,064	Operating lease non-current liabilities
Finance	1,810	2,271	Long-term debt, less current portion
Total lease liabilities	$15,671	$18,406
(1)Finance leases are net of accumulated depreciation of $3.5 million and $3.1 million for December 31, 2021 and 2020, respectively.
Supplemental cash flow information related to leases are shown below:

(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$45	$33
Operating cash flows from operating leases	7,014	7,959
Financing cash flows from finance leases	461	331
Leased assets obtained in exchange for new finance lease liabilities	301	961
Leased assets obtained in exchange for new operating lease liabilities	6,412	4,686

2021
Weighted-average remaining lease term (years)
Operating leases	4.5
Finance leases	4.4
Weighted-average discount rate
Operating leases	4.2%
Finance leases	4.5%
Maturities of lease liabilities are shown below as of December 31, 2021:

(Dollars in thousands)	Finance Leases	Operating Leases
2022	$778	$5,129
2023	699	3,325
2024	570	2,337
2025	465	1,823
2026	331	1,422
Thereafter	139	1,804
Net minimum lease payments	2,982	15,840
Less: interest	(485)	(2,667)
Present value of lease liabilities	$2,497	$13,173

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
16. Miscellaneous (Income) Expense, Net
Components of Miscellaneous (income) expense, net follow:

(Dollars in thousands)	2021	2020	2019
Pension (income) expense	$(31,919)	$6,425	$14,845
Brazil value-added tax	(7,481)	—	—
Loss (gain) on sale of assets	(461)	87	(1,412)
Dividends/royalty from affiliates, net	(192)	(264)	(529)
Bank fees	1,602	1,498	1,798
Other, net	3,184	(2,174)	(474)
Contingent consideration adjustment	—	(67)	(2,723)
Argentina export tax matter	—	—	217
Total Miscellaneous (income) expense, net	$(35,267)	$5,505	$11,722
In 2018, we adopted ASU 2017-07, which requires all other components of net benefit costs (credit) besides service cost to be presented outside a subtotal of income from operations. As such, we recorded pension (income) of $31.9 million in 2021, and pension expense of $6.4 million in 2020 and $14.8 million in 2019 related to these benefit and costs.
In 2021, the Company recorded a pretax gain of $7.5 million for certain excess Brazilian value-added tax paid from 2009 to 2019, plus applicable interest.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
17. Earnings per Share
Details of the calculations of basic and diluted earnings per share follow:

(Dollars in thousands, except per share amounts)	2021	2020	2019
Basic earnings per share computation:
Income from continuing operations	$73,342	$30,040	$34,826
Less: Net income attributable to noncontrolling interests from continuing operations	1,646	1,073	1,087
Net income attributable to Ferro Corporation from continuing operations	71,696	28,967	33,739
Income (loss) from discontinued operations, net of income taxes	77,199	14,003	(27,411)
Less: Net income attributable to noncontrolling interests from discontinued operations	64	171	290
Net income (loss) attributable to Ferro Corporation from discontinued operations	77,135	13,832	(27,701)
Net income attributable to Ferro Corporation common shareholders	$148,831	$42,799	$6,038
Weighted-average common shares outstanding	82,711	82,232	82,083
Basic earnings per share from continuing operations attributable to Ferro Corporation common shareholders	0.86	0.35	0.41
Diluted earnings per share computation:
Net income attributable to Ferro Corporation common shareholders	$71,696	$28,967	$33,739
Adjustment for income (loss) from discontinued operations	77,135	13,832	(27,701)
Net income attributable to Ferro Corporation common shareholders	$148,831	$42,799	$6,038
Weighted-average common shares outstanding	82,711	82,232	82,083
Assumed exercise of stock options	557	272	407
Assumed satisfaction of restricted stock unit conditions	227	362	369
Assumed satisfaction of performance stock unit conditions	102	158	32
Weighted-average diluted shares outstanding	83,597	83,024	82,891
Diluted earnings per share from continuing operations attributable to Ferro Corporation common shareholders	0.86	0.35	0.41
The number of anti-dilutive shares were 1.2 million, 2.5 million, and 2.1 million for 2021, 2020, and 2019, respectively. These shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive impact.
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
The Company made no repurchases during 2021 and 2020. The Company repurchased 1,440,678 shares of common stock at an average price of $17.35 per share for a total cost of $25.0 million during 2019. As of December 31, 2021, $46.2 million of common stock could still be repurchased under the programs.

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
19. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of tax, were as follows:

(Dollars in thousands)	Postretirement Benefit Liability Adjustments	Foreign Currency Items	Net Gain (Loss) on Cash Flow Hedges	Total
Balance at December 31, 2018	$1,126	$(103,190)	$(3,297)	$(105,361)
Other comprehensive income (loss) before reclassifications, before tax	—	6,269	(2,731)	3,538
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	(10,162)	(10,162)
Postretirement benefit liabilities income (loss), before tax	91	—	—	91
Current period other comprehensive income (loss), before tax	91	6,269	(12,893)	(6,533)
Tax effect	11	654	(3,183)	(2,518)
Current period other comprehensive income (loss), net of tax	80	5,615	(9,710)	(4,015)
Balance at December 31, 2019	1,206	(97,575)	(13,007)	(109,376)
Other comprehensive income (loss) before reclassifications, before tax	—	24,980	(34,689)	(9,709)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	22,465	22,465
Postretirement benefit liabilities income (loss), before tax	2,146	—	—	2,146
Current period other comprehensive income (loss), before tax	2,146	24,980	(12,224)	14,902
Tax effect	153	(2,113)	(2,804)	(4,764)
Current period other comprehensive income (loss), net of tax	1,993	27,093	(9,420)	19,666
Balance at December 31, 2020	3,199	(70,482)	(22,427)	(89,710)
Other comprehensive income (loss) before reclassifications, before tax	—	(85,676)	6,647	(79,029)
Reclassification to earnings:
Cash flow hedge income (loss), before tax	—	—	3,763	3,763
Postretirement benefit liabilities income (loss), before tax	216	—	—	216
Currency translation reclassification to income on divestiture	—	17,305	—	17,305
Amount reclassification to income (remote transaction)	—	—	11,012	11,012
Current period other comprehensive income (loss), before tax	216	(68,371)	21,422	(46,733)
Tax effect	6	17	5,306	5,329
Current period other comprehensive income (loss), net of tax	210	(68,388)	16,116	(52,062)
Balance at December 31, 2021	$3,409	$(138,870)	$(6,311)	$(141,772)

20. Reporting for Segments
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

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
Net sales to external customers by segment are presented in the table below. Sales between segments were not material.

(Dollars in thousands)	2021	2020	2019
Functional Coatings	$732,063	$608,192	$644,783
Color Solutions	394,201	350,762	369,674
Total net sales	$1,126,264	$958,954	$1,014,457
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

(Dollars in thousands)	2021	2020	2019
Functional Coatings	$218,619	$175,601	$192,668
Color Solutions	128,356	119,071	114,939
Other cost of sales	(2,356)	(916)	369
Total gross profit	344,619	293,756	307,976
Selling, general and administrative expenses	217,809	202,413	212,365
Restructuring and impairment charges	14,410	17,425	10,955
Other expense, net	(157)	29,017	41,865
Income before income taxes	$112,557	$44,901	$42,791
Each segment’s capital expenditures for long-lived assets are detailed below:

(Dollars in thousands)	2021	2020	2019
Functional Coatings	$13,826	$12,266	$46,304
Color Solutions	11,321	17,626	16,597
Total segment expenditures for long-lived assets	25,147	29,892	62,901
Unallocated corporate expenditures for long-lived assets	4,812	1,891	2,069
Total expenditures for long lived assets (1)	$29,959	$31,783	$64,970
(1)Includes capital expenditures for discontinued operation of $1.1 million, $4.7 million and $10.0 million in 2021, 2020 and 2019, respectively, integrated within Functional Coatings.
We sell our products throughout the world and we attribute sales to countries based on the country where we generate the customer invoice. No single country other than the U.S. and Germany represent greater than 10% of our net sales. Net sales by geography are as follows:

(Dollars in thousands)	2021	2020	2019
United States	$374,692	$341,461	$359,267
Germany	180,001	143,861	149,270
Other international	571,571	473,632	505,920
Total net sales	$1,126,264	$958,954	$1,014,457

FERRO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019 – (Continued)
None of our operations in countries other than the U.S., Mexico, Spain, Germany and Columbia owns greater than 10% of consolidated long-lived assets. Long-lived assets that consist of property, plant, and equipment by geography at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
United States	$72,140	$69,088
Mexico	64,903	58,503
Spain	37,744	43,811
Germany	36,349	39,733
Columbia	30,597	30,888
Other international	80,023	88,022
Total long-lived assets	$321,756	$330,045

21. Unconsolidated Affiliates Accounted For Under the Equity Method
Our investments have been accounted for under the equity method because we exert significant influence over these affiliates, but we do not control them. Investment income from these equity method investments, which is reported in Miscellaneous expense (income), net was $0.5 million in 2021, and approximately zero in 2020 and approximately zero in 2019. The balance of our equity method investments, which is reported in Other non-current assets, was $6.4 million at December 31, 2021, and $7.4 million at December 31, 2020.
The income (loss) that we record for these investments is equal to our proportionate share of the affiliates’ income or loss and our investments are equal to our proportionate share of the affiliates’ shareholders’ equity based on our ownership percentage. We have summarized below condensed income statement and balance sheet information for the combined equity method investees:

(Dollars in thousands)	2021	2020	2019
Net sales	$11,989	$12,444	$16,563
Gross profit	1,893	1,150	2,507
Income (loss) from continuing operations	287	(1,362)	(861)
Net income (loss)	229	(1,090)	(689)

(Dollars in thousands)	2021	2020
Current assets	$12,612	$12,353
Non-current assets	3,426	3,644
Current liabilities	(2,839)	(1,938)
Non-current liabilities	(155)	(27)
We had the following transactions with our equity-method investees:

(Dollars in thousands)	2021	2020	2019
Sales	$4,226	$11,013	$7,308
Purchases	9	146	316
Dividends and interest received	192	144	154
Commission and royalties received	—	108	363
Commissions and royalties paid	10	12	11

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
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2021. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting and Other Remediation
During the fourth quarter of 2021, there were no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not observed any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ferro Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ferro Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
March 1, 2022

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The information on Ferro’s directors is contained under the heading “Election of Directors” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders and is incorporated here by reference. The information about the Audit Committee and the Audit Committee financial expert is contained under the heading “Corporate Governance — Board Committees” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders and is incorporated here by reference. Information on Ferro’s executive officers is contained under the heading “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K. Section 16(a) filing information is contained under the heading “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders and is incorporated here by reference.
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
Item 11 — Executive Compensation
The information on executive compensation is contained under the headings “Executive Compensation Discussion & Analysis” and “2021 Executive Compensation” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders and is incorporated here by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information on security ownership of certain beneficial owners and management is contained under the headings “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Other Major Shareholders” and “Security Ownership of Certain Beneficial Owners and Management — Stock Ownership by Director and Executive Officers” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders and is incorporated here by reference.
The numbers of shares issued and available for issuance under Ferro’s equity compensation plans as of December 31, 2021, were as follows:

Equity Compensation Plan	Number of Shares to Be Issued on Exercise of Outstanding Options, and Other Awards		Weighted-Average Exercise Price of Outstanding Options, and Other Awards		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Approved by Ferro Shareholders	2,392,905	(2)	$7.72		4,000,002	(3)
Not Approved by Ferro Shareholders	226,934		—		—
Total	2,619,839		$7.72	(4)	4,000,002
________________
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
Item 13 — Certain Relationships and Related Transactions, and Director Independence
There are no relationships or transactions that are required to be reported. The information about director independence is contained under the heading “Corporate Governance — Director Independence” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders and is incorporated here by reference.
Item 14 — Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Cleveland, Ohio, Auditor Firm ID: 34.
The information contained under the heading “Accounting Firm Information — Fees” of the Proxy Statement for Ferro Corporation’s 2022 Annual Meeting of Shareholders is incorporated here by reference.

PART IV
Item 15 — Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a)The consolidated financial statements of Ferro Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Balance Sheets at December 31, 2021 and 2020;
•Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and
•Notes to Consolidated Financial Statements.
(b)Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019, contained on page 94 of this Annual Report on Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.
(c)The exhibits listed in the Exhibit Index beginning on page 95 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

	By	/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities as of March 1, 2022.

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
Ronald P. Vargo

FERRO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES 1
Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)	Balance at Beginning of Period	Additions Charged (Reductions Credited) to Costs and Expenses	Deductions		Adjustment for Differences in Exchange Rates	Balance at End of Period
Allowance for Possible Losses on Collection of Accounts Receivable:
Year ended December 31, 2021	$2,320	1,050	(1,048)		(362)	$1,960
Year ended December 31, 2020	1,938	530	(205)		57	2,320
Year ended December 31, 2019	5,504	1,086	(4,487)		(165)	1,938
Valuation Allowance on Net Deferred Tax Assets:
Year ended December 31, 2021	$11,680	4,753	(1,325)	[2]	(1,622)	$13,486
Year ended December 31, 2020	11,434	215	(84)	[2]	115	11,680
Year ended December 31, 2019	25,596	—	(13,978)	[2]	(184)	11,434
(1)Schedule II is presented on a total Ferro basis, inclusive of discontinued operations.
(2)Included within this deduction is $0.1 million, $0.1 million and $5.4 million for the years ended December 31, 2021, 2020, and 2019 respectively, of valuation allowance release, resulting from the conclusion that the underlying deferred tax assets are more likely than not to be realized.

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

2.2
First Amendment to the Asset and Stock Purchase Agreement, dated December 15, 2020, between Ferro Corporation and Pigments Spain, S.L. (incorporated by reference to Exhibit 2.2 to Ferro Corporation’s Current Report on Form 8-K filed on March 1, 2021).

2.3
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
10.1
Amendment and Restatement Agreement, dated December 18, 2020 and Receivables Purchase and Servicing Agreement, dated December 5, 2018, as amended on October 7, 2019 and as amended and restated on December 20, 2019 and as amended and restated on July 20, 2020 and as amended and restated on December 18, 2020 among Ferro Spain S.A., Vetriceramici-Ferro S.p.A., Ferro Corporation and ING Belgique SA/NV (incorporated by reference to Exhibit 10.4 to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.6
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

10.7
Third Amendment, dated May 4, 2020, to 2017 Credit Agreement by and among Ferro Corporation, PNC Bank, National Association as the administrative agent and collateral agent and various financial institutions as lenders (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 10-Q filed August 4, 2020).

10.8
Change in Control Agreement, dated September 1, 2016, by and between Benjamin Schlater and Ferro Corporation. (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.9
Form of Terms of Nonstatutory Stock Option Grants under the Ferro Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.10	Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 23, 2013).*
10.11
Form of Terms of Nonstatutory Stock Options Grants under the Ferro Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.12
Amendment to the Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.18 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.13
Ferro Corporation Deferred Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.28 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.14
Ferro Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.29 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.15
Ferro Corporation Deferred Compensation Plan for Non-Employee Directors Trust Agreement (incorporated by reference to Exhibit 10.26 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.16
Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees (incorporated by reference to Exhibit 10.31 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.17
Amendment to the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.23 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.18
Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (incorporated by reference to Exhibit 10.33 to Ferro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 26, 2013).*
10.20
Change in Control Agreement, dated March 22, 2013, between Peter T. Thomas and Ferro Corporation (incorporated by reference to Exhibit 10.5 to Ferro Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.21
Form of Change in Control Agreement, dated January 1, 2009, entered into by and between Mark H. Duesenberg, and Ferro Corporation (incorporated by reference to Exhibit 10.2 to Ferro Corporation’s Current Report on Form 8-K, filed January 7, 2009).*

10.22	Ferro Corporation Executive Separation Policy (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed June 28, 2010).*
10.23
Letter Agreement, dated November 12, 2012, between Peter T. Thomas and Ferro Corporation (incorporated by reference to Exhibit 10.41 to Ferro Corporation’s Form 10-K for the year ended December 31, 2012).*

10.24	Ferro Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 7, 2018).
10.25	Form of Acknowledgement Letter Agreement (incorporated by reference to Exhibit 10.1 to Ferro Corporation’s Current Report on Form 8-K, filed December 3, 2021).*

10.26
Agreement and Plan of Merger, dated as of May 11, 2021, by and among Ferro Corporation, PMHC II Inc. and PMHC Fortune Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Ferro Corporation’s Current Report on Form 8-K, filed May 11, 2021).

21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101	Inline XBRL Documents:
101.INS	Inline XBRL Instance Document.**
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
104	The coverage page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.
________________
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