Form 10-K/A
period 2021-12-31
FERRO CORP
filed 2022-04-20
CIK 35214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-K/A
Amendment No. 1
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
On April 4, 2022, there were 83,753,787 shares of Ferro Corporation Common Stock, par value $1.00 outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Ferro Corporation (“Ferro”, “the Company”, “us”, “we”, or “our”) for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Form 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. As previously announced, on May 11, 2021, Ferro Corporation entered into a definitive agreement to be acquired by an affiliate of Prince International Corporation ("Prince"), a portfolio company of American Securities LLC (the “Merger”). Also as previously announced, we anticipate the Merger to close in the first half of the second quarter of 2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. In view of the anticipated closing, we are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the references on the cover and within the body of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
As of March 1, 2022, our directors are as follows:
David A. Lorber, 43, director since 2013. David A. Lorber has served as Chairman of the Board of Directors and Chief Executive Officer of PhenixFIN Corporation (NASDAQ: PFX), a closed-end, business development company, since January 2021. He is Co-Founder of FrontFour Capital Group LLC, an investment adviser, and has served as a Portfolio Manager since January 2007. He is also a Co-Founder and Principal of FrontFour Capital Corp., an investment adviser. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003, and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001.
Mr. Lorber has served as a director of PhenixFIN Corporation (formerly, Medley Capital Corporation), since April 2019. Mr. Lorber formerly served as a director of Aerojet Rocketdyne Holdings, Inc. (formerly, GenCorp Inc.), a technology-based manufacturer of aerospace and defense products and systems with a real estate segment. Mr. Lorber also formerly served as a director of Huntingdon Capital Corp., a real estate company, and Fisher Communications Inc., a media company acquired by Sinclair Broadcast Group, Inc. in August 2013.
Mr. Lorber has significant financial, investment, M&A, and strategic corporate expertise. He also brings to the Board experience in corporate governance and business oversight as a result of having served on several other public company boards.
Marran H. Ogilvie, 53, Director since 2017. Ms. Ogilvie has served as a director of Four Corners Property Trust, Inc. (NYSE: FCPT), a real estate investment trust, since 2015, as a director of GCP Applied Technologies, Inc. (NYSE: GCP), a global provider of construction product technologies, since March 2019, and as a director of Oaktree Acquisition Corp. III, a special purpose acquisition corporation, since March 2021.
Previously, Ms. Ogilvie served as an Advisor to the Creditors Committee for the Lehman Brothers International (Europe) Administration from 2008 to 2018. Ms. Ogilvie also served within the last five years as a director of Evolution Petroleum Corporation, Forest City Realty Trust, Inc., Southwest Bancorp Inc., Seventy Seven Energy Inc., Zais Financial Corporation, LSB Industries, Inc., the Korea Fund, and Bemis Company. In addition, Ms. Ogilvie was a member of Ramius, LLC, an alternative investment management firm, where she served in various capacities from 1994 to 2009 before the firm’s merger with Cowen Group, including as Chief Operating Officer and General Counsel. Following the merger, she served as Chief of Staff at Cowen Group, Inc. until 2010.
Ms. Ogilvie has more than 20 years of executive management and financial experience with diverse businesses, including growth-oriented international businesses. She also has significant experience as a director of public company boards.
Andrew M. Ross, 60, Director since 2016. Mr. Ross is the former President of the Pigments and Additives business of Rockwood Holdings, Inc. (“Rockwood”), a performance additives and titanium dioxide business that was sold to Huntsman Pigments in October 2014. Prior to that position, he served in various management roles and led initiatives at Rockwood that significantly increased the sales and profitability of its color pigments business, including several multi-national acquisitions, acquisition integrations, and operational efficiency optimization projects. Mr. Ross’s career has included senior leadership roles in family-owned, private equity-sponsored, and publicly traded companies. Mr. Ross currently serves as a member of the board of Bartek Ingredients, Inc., a privately held company. Mr. Ross has served as a director of GCP Applied Technologies, Inc. (NYSE: GCP), a global provider of construction product technologies, since 2020, and serves on the audit committee and strategy/operations/risk committee.
Mr. Ross has more than 25 years of experience in the pigments and performance additives industry. He has served in a number of senior management positions and has valuable experience in strategic acquisitions. Mr. Ross also has a background in corporate finance.

Allen A. Spizzo, 64, Director since 2016. Mr. Spizzo has been a business and management consultant focused on the chemicals, materials, biotechnology, and pharmaceutical industries since November 2008, and he also serves as an investment adviser and asset management trustee. He served as Vice President and Chief Financial Officer of Hercules Incorporated (“Hercules”), a former S&P 500 specialty chemicals company, from March 2004 until the company was sold to Ashland Inc. in November 2008. He served as Vice President, Corporate Affairs, Strategic Planning and Corporate Development of Hercules from July 2002 to March 2004. He served as Vice President, Investor Relations and Strategic Planning of Hercules from April 2000 to July 2002. Prior to that, he served in other capacities with Hercules since 1979.
Mr. Spizzo currently serves on the board of directors and is chairman of the audit committee of Periphas Capital Partnership Corporation (NYSE: PCPC), a special purpose acquisition company. He previously served on the boards of directors for A. Schulman, a specialty materials company, until its sale in 2018, Global Specimen Solutions, Inc. until its sale in 2017, and OM Group, Incorporated until its sale in 2015.
Mr. Spizzo has extensive experience in the specialty chemicals industry. He has served in a number of senior management positions in key corporate functions, including finance, strategic planning, corporate development, and investor relations. He also has served on the boards of several publicly traded chemical and materials companies.
Peter T. Thomas, 66, Director since 2013. Mr. Thomas was appointed President and Chief Executive Officer of Ferro and was elected to the Board in April 2013 after serving as interim President and Chief Executive Officer since November 2012. Mr. Thomas was elected Chairman of the Board in April 2014.
Prior to his appointment as interim President and Chief Executive Officer, Mr. Thomas served as the Operating Vice President of Ferro’s Polymer and Ceramic Engineered Materials Group, which included its Polymer Additives, Specialty Plastics, Tile Coatings, Porcelain Enamel, and Pharmaceuticals businesses. Mr. Thomas joined Ferro in 2000 as Director of Sales for Polymer Additives. Prior to joining Ferro, Mr. Thomas was Vice President of the Oleochemical-Derivatives business unit for Witco Corporation. He also held positions at Witco Corporation as Vice President of Sales and Global Market Director.
Mr. Thomas also served as a director of Innophos Holdings, Inc., a leading international producer of specialty ingredient solutions for the food, health, nutrition, and industrial markets, until its acquisition by One Rock Capital Partners in 2020.
Mr. Thomas brings to the Board a comprehensive understanding of Ferro’s business from his twenty years with the Company in various positions of executive leadership. His deep knowledge of the business and familiarity with day-to-day operations allow him to contribute critical insight to the Board in shaping and executing Ferro’s strategy.
Ronald P. Vargo, 67, Director since 2009. Mr. Vargo served as Vice President and Chief Financial Officer of ICF International, a leading provider of consulting services and technology solutions to government and commercial clients, from April 2010 until May 2011. Prior to joining ICF International, Mr. Vargo served as the Executive Vice President and Chief Financial Officer of Electronic Data Systems (“EDS”) and served as a member of the EDS Executive Committee. Mr. Vargo joined EDS in 2004 as Vice President and Treasurer and was promoted to Chief Financial Officer in 2006. Before joining EDS, Mr. Vargo served as Corporate Treasurer and Vice President of Investor Relations at TRW Inc., now part of Northrop Grumman, until 2003. He began his career with General Electric in 1976 and also served in several leadership positions at BP plc (“BP”) and the Standard Oil Company, which was acquired by BP.
Mr. Vargo also serves as a director of EPAM Systems, Inc. (NYSE: EPAM), a global IT services provider, and EnerSys (NYSE: ENS), a global leader in stored energy solutions for industrial applications.
Mr. Vargo has extensive experience in treasury, investor relations, business strategy, acquisitions and divestitures, finance, and operations in global corporations. In addition, Mr. Vargo has served in senior management positions at publicly traded companies, including as the chief financial officer of two publicly traded companies, ICF International and Electronic Data Systems.
Director Independence
The Board has adopted Guidelines for Determining Director Independence. The purpose of these Guidelines is to assist the Board in its evaluation of and determination regarding the independence of members of the Board. The Guidelines meet or exceed the independence standards set forth in section 303A of the NYSE listing standards, and the Board has determined that all of the directors, other than Mr. Thomas qualify as “independent” under such Guidelines. The Guidelines may be accessed on Ferro’s website (www.ferro.com).

Executive Officers
For information with respect to the executive officers of our Company, see “Information about our Executive Officers” in Part I of our Original Form 10-K.
Code of Business Conduct
We maintain a Code of Business Conduct that is applicable to all our directors, officers, and employees. The Code of Business Conduct sets forth our policies and expectations on several topics, including conflicts of interest, compliance with laws, use of our assets, and business conduct and fair dealing. A copy of our Code of Business Conduct is available free of charge on our Company website at www.ferro.com. We intend to post promptly on our website any material changes to, or waivers from, our Code of Business Conduct.
Audit Committee Members and Financial Expert
The Audit Committee consists of Messrs. Vargo, Ross and Spizzo and Ms. Ogilvie, with Mr. Vargo serving as Chair. The Board has determined that each member of the Audit Committee has the requisite financial literacy required under section 303A of the NYSE listing standards to serve on the Audit Committee. The Board has chosen to designate Mr. Vargo as the “audit committee financial expert” for purposes of Section 407 of the Sarbanes-Oxley Act. All current members of the Audit Committee are considered independent because they satisfy the independence requirements prescribed by the NYSE listing standards, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Executive Compensation Discussion & Analysis (CD&A) is intended to provide investors with an understanding of our compensation policies and a description of the process by which the Company, through its Compensation Committee, set the compensation of its Chief Executive Officer, Chief Financial Officer and the other elected executive officer for 2021, each a “named executive officer” or “NEO”:

Mr. Thomas	President and CEO
Mr. Schlater	Group Vice President & Chief Financial Officer
Mr. Duesenberg	Vice President, General Counsel and Secretary

Our executive compensation program is structured to align our named executive officers’ interests with those of our shareholders, by linking compensation to business objectives and performance, and to attract and retain talented executives. In general, our named executive officers are eligible for, and participate in, our compensation and benefits programs according to the same terms as those available to all our employees. Our executive officer compensation program is administered by the Compensation Committee of our Board of Directors, which is composed solely of independent directors. The key elements of our executive compensation program are base salary, annual cash incentives pursuant to Annual Incentive Plan (“AIP”), and long-term equity incentives in the form of Performance Share Units, Stock Options and Restricted Share Units. The Compensation Committee is responsible for determining the level of compensation awarded to our named executive officers.
Ferro’s compensation program should be viewed against the backdrop of the substantial transformation that the Company has undertaken over the last several years. Through successful execution of its Value Creation Strategy, Ferro has been transformed from a diversified chemicals and materials company to a focused functional coatings and color solutions company. Over the years, Ferro divested non-core businesses, including the divestiture of the Tile Coatings business in February 2021, acquired strategic businesses, and became a more agile and streamlined global business with a more cohesive and focused portfolio targeting higher-growth markets with higher-margin products.
As previously announced, on May 11, 2021, Ferro Corporation entered into a definitive agreement to be acquired by an affiliate of Prince International Corporation ("Prince"), a portfolio company of American Securities LLC. As previously announced, we anticipate the transaction to close in the first half of the second quarter of 2022, subject to satisfaction of customary closing conditions and receipt of remaining regulatory approvals (the “Merger”).

Say-on-Pay
The Compensation Committee considered the most recent “say-on-pay” shareholder advisory vote held in April 2021 regarding NEO compensation and the views of shareholders that have been shared with management and concluded that neither suggested a need for consideration of any significant changes to compensation practices at this time. Our compensation philosophy and means of compensation have remained consistent over time, and we have received overwhelming shareholder support for our executive officer compensation. Approximately 97% of shareholder votes cast last year were in favor of the executive officer compensation as described in our proxy statement for the 2021 annual meeting of shareholders. The Company has achieved an average of 97% of votes cast in favor of the executive officer compensation over the past four years. We believe our executive compensation program aligns pay with performance and appropriately incentivizes our executive management team.
The Compensation Committee focuses on making sure we have strong pay for performance alignment by structuring a significant portion of our executive compensation program to be at-risk, setting aggressive performance targets and delivering a substantial portion of compensation in the form of equity.
Base Salary: An executive’s base salary is cash compensation that is generally not at risk and is paid to the executive regardless of the performance of the Company in a particular year.
Annual Incentive Plan (“AIP”): The AIP enables executives to be rewarded for Company financial and operating performance. We structure the targets in the AIP to deliver incentive payouts around the 50th percentile of the competitive market. The Committee may adjust AIP performance results to account for certain special charges in exceptional or extraordinary circumstances where the effects of the charges are auditable. AIP payments earned by the CEO and each executive officer related to established financial goals may be adjusted upward or downward by as much as 20% to reflect achievement of individual goals established for the year as determined by the Committee.
For 2021, the bonus was determined based on adjusted EBITDA from continuing operations (60% weighting), adjusted free cash flow conversion (30% weighting), and strategic goals (10% weighting) as described on page 10. The goals for these metrics are based on the budget in the annual operating plan approved by the Board of Directors. Measuring strategic objectives ensures the overall performance of the Company is considered before awards are made. The entire annual bonus is subject to recoupment (“clawback”).
Actual results for the AIP financial metrics were well above target, with near maximum attainment for Adjusted EBITDA from Continuing Operations and at maximum for Adjusted Free Cash Flow Conversion. Annual cash compensation paid to executive officers for 2021 was above individual target levels and above the market median on which those targets were set, consistent with the plan design of delivering rewards that are above market median for performance that exceeds target.
Management accomplished important strategic objectives during 2021, including the successful completion of the divestiture of the Tile Coatings business, the negotiation of the Merger transaction, and the advancement of multiple workstreams of activity for consummation of the Merger. In addition, management led the successful execution of the Company's business plan, while continuing to navigate through the complexities associated with the COVID-19 pandemic, and protecting the health and safety of Ferro employees. Based on the objectives accomplished in 2021, the Compensation Committee concluded that management had earned a 200% payout for AIP strategic goals. Accordingly, applying the weighted average for the applicable metrics, the AIP payout was 198.5% of target for the three NEOs.
Long-Term Incentive (“LTI”): A substantial portion of annual compensation is in the form of long-term incentives. In aggregate, long-term incentives comprise approximately 45%-62% of annual pay, as described on page 24. LTI consists of three forms of awards:
•50%: Performance Share Units
•30%: Stock Options
•20%: Restricted Share Units

This design ensures that a substantial portion of the compensation and the net worth of senior executives are linked to the performance of the Company stock and resulting shareholder returns. For the annual long-term incentive awards granted in 2021, performance share units vest at the end of a three-year performance period based upon achievement over that period, restricted share units vest ratably over three years, and the stock options vest ratably over three years. The restricted share units, once vested, are not subject to a holding period so long as the executive is in compliance with the stock ownership guidelines. All stock options have a maximum term of ten years.
Further reinforcing the pay for performance relationship and the financial goals associated with the Company’s strategy, the metrics chosen for the performance share unit grants for the 2021-2023 period were three-year average adjusted free cash flow on invested capital and cumulative EBITDA; each weighted at 50%. The goals for the 2021-2023 performance period include a TSR Modifier, based on Ferro’s three-year TSR compared with the TSR for the Specialty Chemicals Index for that period. If Ferro’s TSR is at or above the 75th percentile, the payout based on achievement of the financial goals will be increased by 20%. If Ferro’s TSR is at or below the 25th percentile, the payout based on achievement of the financial goals will be decreased by 20%. At the end of the vesting period and only if the performance conditions have been met, the executives will receive one-half of the award value in non-forfeitable shares of the Company’s Common Stock, including the nominal amount of dividends paid on earned performance share units, if any, and the remaining one-half of the award value in cash.
Performance against the goals set for the 2019 – 2021 performance share unit grants was calculated to generate a 19.1% payout. This was the value paid to management. The Company made no adjustments for the payout.
Consistent with the methodology followed in past years, the number of restricted share units granted on February 17, 2021 was calculated based on the average closing stock price during the prior calendar month. The use of an average stock price mitigates the risk of a significant one-day change in stock value having a material impact on the number of share units granted. For grants made on February 17, 2021, the average closing price during the month of January 2021 used to determine the awards was $15.32 and the actual grant date share value reported in the Summary Compensation Table (“SCT”) was $15.10.

Pay for Performance
The Company views aligning pay and performance as a key objective of its executive compensation programs, which means:
•Tying payouts of annual and long-term incentive to financial, strategic, and operating performance
•Setting stretch goals in our annual and long-term incentive plans that incentivize management to deliver strong performance
•Aligning management compensation with the value delivered to shareholders
The Committee sets target compensation that is intended to be competitive with market median assuming achievement of our budgeted goals. Our executives can receive above or below target compensation for above or below target performance. Because of the elements of compensation tied to performance, the pay that our executives earn can fluctuate significantly from target based on company performance and stock price movement.

Executive Compensation Program Attributes
Along with its pay for performance orientation, the Company’s executive compensation program includes the following attributes:

	What We Do		What We Don't Do
✓	Our cash bonus plans are performance-based	✗	We do not engage in compensation programs that create undue risk
✓	50% of long-term equity incentives are explicitly performance-based, while another 30% are based on share appreciation above the option exercise price	✗	Non-qualified plans do not provide for any premium or guaranteed investment returns
✓	The Compensation Committee reviews on an annual basis comprehensive tally sheets, illustrating the total compensation for the most recent two years for each executive officer	✗	Our award plans and policies prohibit re-pricing or backdating of awards
✓	Our executives are subject to robust stock ownership requirements	✗	Dividends may accrue on our performance share units and restricted share units, but are paid only when and to the extent the underlying award is earned and vested
✓	A severance policy provides for payments consistent with market practices of peer companies	✗	We do not have any defined benefit pension or supplemental executive retirement plan benefits, or “above-market” interest on deferred compensation
✓	Our entire annual bonus under the AIP is subject to clawback	✗	Our bonus plans do not include any minimum payment levels or provide guaranteed bonus payments
Executive Compensation Philosophy and Guiding Principles
Ferro is committed to the following guiding principles in the design of its executive compensation program.
•Attract, Retain, and Align: Provide a total compensation opportunity that will attract and retain an experienced and high-performing senior management team and direct their efforts toward the achievement of the Company’s financial goals and generation of shareholder value;
•Reward Achievement: Maintain a strong “pay for performance” character by aligning rewards with proven financial results and changes in shareholder value so that exceptional achievement generates pay that is above market medians and performance below target yields compensation that is below market median; and
•Remain Competitive: Target aggregate expenditures for each compensation element generally at the 50th percentile of competitive market practices, which includes a custom peer group as well as a general industry group comprised of companies with comparable revenues. In addition to market practices, factors such as experience, performance, future potential, internal equity, and attraction of talent also are considered in establishing compensation, which may result in actual pay levels at or above the 50th percentile.
Oversight of Executive Compensation
•Compensation Committee: The Compensation Committee of the Board is responsible for establishing, implementing, and monitoring adherence to the Company’s compensation philosophy for the CEO and other executive officers. The Committee sets the compensation of the Company’s executive officers, recommends to the Board compensation for the Directors, and oversees management’s administration of the other significant employee compensation and benefit plans. In carrying out its oversight responsibilities, the Committee is supported by an independent executive compensation consultant and management as further described below. The Committee has the sole authority to retain (and terminate) any consultants used to evaluate the Company’s executive management compensation.
•Management: Management of the Company supports the Committee in its assessment of executive compensation, implements decisions made by the Committee, and ensures the Company’s compensation plans are administered in accordance with the provisions of the plans. The CEO and the Vice President responsible for Human Resources participate in an advisory capacity in the Committee’s meetings, including the annual compensation review in February each year, provide the Committee with data and analyses, and make recommendations with respect to awards to members of the Senior Management Committee, excluding the CEO. The Committee makes its decisions with respect to the compensation of the CEO in executive session, without the presence of management.

•Independent Compensation Consultant: The Committee has retained Compensation Advisory Partners, an independent compensation consultant (the “Compensation Consultant”), to advise on executive compensation matters. The Compensation Consultant reports directly to the Committee and provides expertise to the Committee and management on the design of appropriate executive compensation plans, analysis of the effectiveness of existing plans, and the market-competitiveness of base salary, annual incentive levels, and long-term incentive awards. The Compensation Consultant also provides advice to the Committee and management on the competitive elements of the pay program for non-employee Directors. The Compensation Consultant did not provide any additional services to the Company during 2021. In connection with its engagement of the Compensation Consultant, the Committee conducted a conflict of interest assessment and found that no conflicts of interest exist.
Executive Compensation Peer Group
For compensation decisions made in February 2021, the Compensation Consultant provided competitive market data for both a custom compensation peer group and a 40-company general industry group. Market Data from the custom compensation peer group and general industry group were used to identify competitive base salaries, annual incentive targets, target total cash compensation, long-term incentives, and total direct compensation (cash compensation plus long-term incentives) for the NEOs. These competitive pay levels served as a basis for the Committee’s annual review of the Company’s pay programs. Pay practices for the general industry group also establish a secondary reference point to confirm the validity of the findings from the custom peer group analysis and provide a broader perspective on compensation practices across the market within which the Company competes for senior executives. The Committee considered this information in establishing base salaries, annual incentive targets, and long-term incentive awards. The Committee approves all pay decisions related to the NEOs and other executive officers, if any.
The companies comprising the compensation peer group were selected based on factors including company size (e.g., revenues, market capitalization, and number of employees), products, end-use markets, and degree of global operations. These companies overlapped significantly with the Company’s businesses and end-use markets. As part of our value creation strategy, we have divested lower margin businesses, leading to lower revenue, which at times has led to peers being somewhat outside of a one-half to two times revenue size range. We believe this is appropriate as the current leadership team is critical to seeing us through our strategic journey and we do not believe we should vary the peer group significantly year to year, nor “mark to market" compensation based on divestitures. We do cross-check the reasonableness of compensation by reference to a range of companies comparable in size to Ferro by using the 40-company general industry group, which consists of 20-companies below and 20-companies above Ferro’s revenue size.
The compensation peer group approved at the Committee’s July 2020 meeting was used as a factor in making February 2021 compensation decisions. The peer group is consistent with prior years.

Compass Minerals International Inc.	NewMarket Corporation
HB Fuller Company	Quaker Chemical Corporation
Hexcel Corporation	Rayonier Advanced Materials Inc.
Innospec Inc	Sensient Technologies Corporation
Koppers Holdings Inc	Stepan Company
Kraton Performance Polymers Inc	Tronox Limited
Minerals Technologies Inc.
2021 Executive Compensation Decisions
At its February 19, 2021 meeting, the Committee reviewed the current levels of pay for the executive officers. The Committee considered the competitive market data provided by the Compensation Consultant for base salary, annual incentive targets and long-term incentive awards, the recommendations of the CEO, and the experience, tenure, and performance of each executive.

Below are the 2021 base salary, target AIP and target LTI decisions:

Executive	2021 Base Salary	Target AIP	2021 Target LTI Awards
Mr. Thomas	$1,000,000 (No change)	100% of base salary (No change)	$3,300,000 (No change)
Mr. Schlater	$500,000 (4.86% increase)	65% of base salary (No change)	$725,000 (No change)
Mr. Duesenberg	$475,300 (3.0% increase)	65% of base salary (No change)	$550,000 (No change)
The long-term incentive grants the Committee approved for Mr. Thomas, Mr. Schlater, and Mr. Duesenberg were comprised of performance share units (50%), stock options (30%), and restricted share units (20%). In determining the size of the long-term incentive grants, the Committee evaluated competitive market data and discussed other relevant factors, including the experience and retention of the NEOs and the strategic direction of the Company. The Committee approved base salary increases for Mr. Schlater and Mr. Duesenberg to align pay with market median.
At its meetings in February 2022, the Committee reviewed the Company’s performance compared to the goals for determining payouts for the 2021 AIP. Actual results at the corporate level were as follows:
(1) Adjusted EBITDA From Continuing Operations is calculated as operating profit plus the depreciation and amortization included in operating profit excluding EBITDA recognized by "The Tile Coatings Business". One-time charges, including restructuring, impairment charges and discontinued operations are excluded from operating profit. For divestitures made during 2021, actual results will be measured through the date of divestiture and budgeted performance assumed for the remainder of the year (excluding "The Tile Coatings Business" which is accounted for in a separate calculation and excluded from this metric). Acquisitions made in 2021 are excluded from the calculation. The calculation will be made on a 2020 constant currency basis relative to the approved budget. The results will be given proforma effect to reflect the timing of the closing of the sale of The Tile Coatings Business.

(2) Adjusted Free Cash Flow Conversion is total company adjusted EBITDA, less cash payments for capital expenditures, changes in working capital, cash payments for taxes, and other operating cash payments divided by EBITDA. Excluded from other operating cash payments are those cash payments that may be made for interest and funding of our various pension and other postretirement benefit plans. The results will be given proforma effect to reflect the sale of The Tile Coatings Business.
The Committee also reviewed performance related to the Company’s strategic goals. Based upon the financial results, the achievements related to the strategic goals of the Company, and each executive officer’s contributions during 2021, the Committee determined that each of the executive officers would receive an AIP payout at the calculated performance score of 198.5% as follows:

Executive	AIP payout
Mr. Thomas	$1,985,000
Mr. Schlater	$645,100
Mr. Duesenberg	$613,300
The Committee also reviewed the results for the goals established for performance share unit grants awarded in February 2019 for the 2019-2021 performance period:
(1) Three-Year Average Adjusted Free Cash Flow on Invested Capital is the sum of the Adjusted Free Cash Flow from Continuing Operations for each of the years in the performance period (2019, 2020 and 2021), divided by three. Adjusted Free Cash Flow from Continuing Operations for each year of the performance period is adjusted EBITDA, less cash payments for capital expenditures, changes in working capital, cash payments for taxes, and other operating cash payments. Excluded from other operating cash payments are those cash payments that may be made for interest and funding of our various pension and other postretirement benefit plans, as well as the impacts from any other changes in capital structure, including availability under any of our accounts receivable securitization programs. Average invested capital for each year in the performance period is equal to the total of invested capital at the end of the fourth quarter of the prior year and each quarter of the year, with the sum divided by five. The average invested capital for each of the three years in the performance period is then summed, and divided by three. Invested capital is equal to total equity plus net debt. Total equity is measured by the value on the consolidated balance sheet. Total debt is equal to balance sheet short-term, plus long-term debt, plus net pension liability, plus the value of precious metal leases, less cash (including precious metal collateral). Acquisitions made in the 3-year performance period are excluded.
(2) Cumulative EBITDA dollars are the sum of net sales less cost of sales and selling, general and administrative costs (“SG&A”), excluding one-time charges, plus depreciation and amortization, for each year of the performance period (2019, 2020 and 2021). Acquisitions made in the 3-year performance period will be excluded. For divestitures made during the 3-year performance period, actual results will be measured through the date of divestiture and budgeted performance assumed for the remainder of the performance period. The calculation will be made on a constant currency basis based on the currencies used to determine the approved target.
(3) TSR Modifier shall be (i) +20% if the 3-year Ferro TSR is at or above the 75th percentile of the Specialty Chemicals Index TSR, (ii) -20% if the 3-year Ferro TSR is at or below the 25th percentile of the Specialty Chemicals Index TSR, and (iii) shall otherwise be 0%. Under no circumstances, shall the application of the TSR modifier result in a total payout greater than 200% of target. The TSR modifier shall be determined based on a comparison of Ferro's TSR over the 3-year performance cycle against the TSR for the Specialty Chemicals Index for such period. TSR shall mean the change in the value of the Common Stock over the 3-year performance cycle, taking into account both stock price appreciation (or depreciation) and the reinvestment of dividends, which shall be deemed to have been reinvested in the underlying company's stock effective the ex-dividend date based on the closing price for such company for purposes of measuring TSR. The beginning and ending stock prices will be based on the average closing stock prices during the months of December 2018 and December 2021, respectively. The Company will use a formula for determining the Company’s percentile rank such as the Microsoft Excel function PERCENTRANK. The Company’s rank as a percentile will be calculated excluding the Company from the peer group.
Total number of shares earned, 19.1% of the amount awarded, was based on achievement of the Three-Year Average Adjusted Free Cash Flow from Continuing Operations on Invested Capital at 38.2% of target; below threshold achievement of the Cumulative EBITDA at 0% of target; and no adjustment by application of the TSR Modifier. Actual payouts are shown below.

	50% Delivered in # Shares	50% Delivered in Cash(1)
Mr. Thomas	9,225	$198,891
Mr. Schlater	1,976	$42,603
Mr. Duesenberg	1,613	$34,776
(1) Amount delivered in cash is based on $21.56, the average closing price of the shares of Common Stock during the first 10-day trading period in December.
2021 Executive Compensation Pay Considerations
The Compensation Committee of the Board regularly monitors compensation relative to the market and generally targets executive compensation at the 50th percentile of competitive market practices. In setting compensation for Mr. Thomas for 2021, the Compensation Committee determined to maintain his base salary, maintain at 100% his target bonus, and maintain his long-term incentives, thereby positioning his compensation slightly below the 50th percentile but still providing the opportunity for appropriate reward for strong performance. The Committee will continue to monitor the relative positioning of our CEO’s and NEOs’ pay and adjust or not adjust accordingly while considering factors beyond just market pay, i.e., including strategy execution, performance, retention, and attraction of talent.
Additional Information Concerning Executive Compensation
Use of Tally Sheets
In 2021, the Compensation Committee reviewed comprehensive tally sheets illustrating the total compensation for the most recent two years for each NEO and the compensation and benefits payable upon termination, including voluntary termination, involuntary separation, and change in control.

Stock Ownership Guidelines
Ferro has maintained stock ownership guidelines for its executive officers since 1998, reinforcing one of the key objectives of the Company’s compensation program, i.e., the alignment of pay with the interests of shareholders. The guidelines are reviewed and updated periodically to support their intended purpose. In February 2020, the guidelines were revised to require the CEO to achieve target ownership of six times base salary and the CFO and other executive officers to achieve target ownership of three times base salary. Newly hired executives have five years to achieve their target ownership levels. The Company’s NEOs have met or exceeded the established guidelines.
Shares of Common Stock deemed to be owned by each executive officer include shares owned outright with no restrictions, restricted share grants, restricted share unit grants, shares owned in the 401(k) Plan, and shares deemed to be invested in Common Stock through the Deferred Compensation Plan and Supplemental 401(k) Plan. Unvested performance shares and outstanding (vested or unvested) stock options do not count towards the stock ownership guideline requirement.
Retirement Benefits
In previous years, the Company offered its employees a defined benefit plan known as the Ferro Corporation Pension Plan for Legacy Employees (the “DB Plan”) and, for executive employees, a supplemental defined benefit program, known as the Ferro Corporation Supplemental Defined Benefit Plan for Executive Employees (the “Supplemental DB Plan”). The DB Plan and the Supplemental DB Plan provided employees annuity payments in retirement according to pre-determined formulas. The plans were frozen as to new participants effective July 1, 2003, and no additional accruals have been made since 2006. Mr. Thomas, who was hired prior to July 1, 2003, is the only executive officer who has earned a benefit under the DB Plan and the Supplemental DB Plan.
Consequently, the primary retirement benefits for executive officers are a qualified defined contribution 401(k) plan, called the Ferro Corporation 401(k) Plan (the “401(k) Plan”), and its companion non-qualified defined contribution plan, called the Ferro Corporation Supplemental Defined Contribution Plan for Executive Employees (the “Supplemental 401(k) Plan”). Eligible earnings include both the base salary and AIP award amounts. The Supplemental 401(k) Plan primarily provides participants with Company contributions that would have been made to their 401(k) and basic pension contribution accounts under the 401(k) Plan were it not for tax law limitations. The Supplemental 401(k) Plan allows participants the option of a deemed investment in either Common Stock or the stable asset fund under the 401(k) Plan. No premium or guaranteed investment return is provided.
Change in Control Agreements
For many years, the Board has recognized that there is always a possibility of a fundamental change in the Company’s ownership and control through a “change in control.” Any such threatened or actual change in control would create uncertainties and raise questions that could result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. In light of these facts, the Board determined that appropriate steps needed to be taken to reinforce and encourage the continued attention and dedication of members of the Company’s management to their assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control. Consequently, the Company has entered into change in control agreements with each of the executive officers. Change in control agreements do not include an excise tax gross-up or a modified single trigger provision, except for those agreements entered into prior to 2010, and only one NEO has a grandfathered agreement. For additional information on payments to executive officers as a result of a change in control, see the discussion under Termination and Change in Control Payments beginning on page 23.
Mitigation of Excessive Risk-Taking
Compensation Policies and Practices as Related to Risk Management
In 2021, the Compensation Committee conducted its annual risk assessment of the compensation policies and practices covering executive and non-executive employees. The Compensation Committee evaluated the levels of risk-taking to determine whether they are appropriate in the context of long-term value creation and viability, the overall compensation arrangements, and the Company’s overall risk profile. The Compensation Committee concluded that the Company has a balanced pay for performance executive compensation program that does not encourage excessive risk-taking and the Company does not maintain compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

Executive Compensation Recoupment Policy
The Compensation Committee has approved and implemented a formal compensation Clawback Policy. The policy allows the recovery of compensation from certain current and former key employees, including executive officers, in the event that Ferro is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements and the employees willfully committed an act of fraud, dishonesty or recklessness that contributed to Ferro’s obligation to prepare the accounting restatement.
Anti-Hedging Policy
The Company has a policy against short sales of Ferro securities, and hedging or monetization activities involving Ferro securities, including but not limited to, equity swaps, collars, exchange funds, and prepaid variable forward contracts. This policy applies to all employees and Directors.
Compensation Committee Interlocks and Insider Participation
During 2021, no officer or employee of Ferro served as a member of the Compensation Committee, nor were there any interlocking relationships (as described in Item 407(e)(4) of SEC Regulation S-K) between members of the Compensation Committee and Ferro.
CEO Pay Ratio
We are providing the following information about the ratio of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Peter T. Thomas, pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K:
For 2021, our last completed fiscal year:
•the annual total compensation of the median employee of all employees of our company (other than Mr. Thomas), was $42,116;
•the annual total compensation of Mr. Thomas, as reported in the Summary Compensation Table on page 15, was $6,490,270; and
•based on this information, for 2021 the ratio of the annual total compensation of Mr. Thomas to the median of the annual total compensation of all employees was 154 to 1.

We are a global company with consolidated subsidiaries in over 25 countries. Approximately 88% of our employees are located outside of the United States, with many in lower cost jurisdictions. We compete for talent locally and have different compensation structures depending on the location and the nature of the business operations conducted at each of our locations (e.g. research and development, manufacturing, sales, etc.).
The following describes how we identified the median of the annual total compensation of all our employees, as well as the annual total compensation of the “median employee,” including the methodology and the material assumptions, adjustments, and estimates that we used.
We determined that, as of December 31, 2021, we had 3,585 employees, as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (our “Annual Report”).
Because of the different elements of compensation in different jurisdictions, we believe base salary, which is a fixed and primary element of compensation, is an appropriate measure to determine the median employee. We maintain base salary information for all employees, and we converted salaries to U.S. dollars to determine the median employee. We did not make any cost-of-living adjustments in identifying the median employee. Based on this methodology, we determined that our median employee is a production worker in France with a base salary of $32,195.
Once we identified the median employee, we calculated that employee’s annual total compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $42,116. The difference between such employee’s wages and overtime pay and the employee’s annual total compensation represents the estimated value of such employee’s seniority bonus, extra hour pay, and shift premium, but does not include state sponsored health and retirement benefits.
We did not make any adjustments to the annual total compensation figure for Mr. Thomas as shown in the Summary Compensation Table below to calculate the reported ratio of the annual total compensation of Mr. Thomas to the median of the annual total compensation of all employees.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. Consequently, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
2021 EXECUTIVE COMPENSATION
The following table shows the elements of compensation paid or earned during the last three years to the Chief Executive Officer, the Chief Financial Officer, and the Company’s other executive officer as of December 31, 2021:

Summary Compensation Table
Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total
		$	$	$	$	$	$	$	$
Peter T. Thomas President and Chief Executive Officer	2021 2020 2019	1,000,000 1,000,000 968,800	__ — —	2,277,080 2,336,544 2,418,728	983,664 1,003,200 958,854	1,985,000 825,000 362,300	— 74,570 38,957	244,526 184,838 234,211	6,490,270 5,424,152 4,981,850
Benjamin Schlater Vice President and Chief Financial Officer	2021 2020 2019	500,000 476,800 449,800	— — __	501,320 512,400 518,810	216,216 220,176 205,746	645,100 255,684 109,300	— — __	71,340 42,281 52,292	1,933,976 1,507,341 1,335,948
Mark H. Duesenberg Vice President, General Counsel and Secretary	2021 2020 2019	475,300 461,500 448,100	— — —	380,520 389,424 422,204	163,944 167,376 167,573	613,300 247,479 108,900	— — __	89,582 70,767 86,380	1,722,646 1,336,546 1,233,157

(1) Salary. The amounts in this column consist of salary actually paid. For a description of the base salary rate in this column relating to 2021, see the Executive Compensation Discussion & Analysis beginning on page 5 above.
(2) Bonus. The amounts in this column generally consist of guaranteed payments as bonuses of which none were awarded in the years shown.
(3) Stock Awards. The amounts reported in this column are based on restricted share unit and performance share unit awards made under the LTIP to the executive officers listed in this table. The amounts in this column reflect the aggregate grant date fair value of awards to the executive officers listed in this table in 2021, 2020, and 2019, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) FASB Accounting Standards CodificationTM (“ASC”) Topic 718, Compensation — Stock Compensation. With respect to the performance share units awarded, these values are based upon the probable outcome of the relevant performance goals. The valuation methodology used to calculate the figures in this column is described in footnote 13 (Stock-Based Compensation) in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For a description of the Company’s restricted share, restricted share unit, and performance share unit awards, see the Executive Compensation Discussion & Analysis beginning on page 5 above. See also Grants of Plan-Based Awards on page 17 relating to stock awards made in 2021.
(4) Option Awards. The amounts reported in this column are based on stock option awards made under the LTIP equal to the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. The valuation used to calculate the figures in this column is described in footnote 14 (Stock-Based Compensation) of the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For a description of the Company’s stock option awards, see the Executive Compensation Discussion & Analysis beginning on page 5 above. See also Grants of Plan-Based Awards on page 17 relating to stock awards made in 2021.
(5) Non-Equity Incentive Plan Compensation. The amounts in this column consist of any AIP payments based primarily on predetermined financial measurements relating to the year indicated. For a discussion of the AIP, see the Executive Compensation Discussion & Analysis beginning on page 5 above.
(6) Change in Pension Value and Non-Qualified Deferred Compensation Earnings. Amounts in this column include the change in value under the Company’s defined benefit pension plans: the DB Plan and the Supplemental DB Plan. Mr. Thomas is the only executive officer listed in this table who is eligible for a benefit under the DB Plan or the Supplemental DB Plan because he was hired before July 1, 2003, when the plan was frozen to new entrants. He did not accrue any additional benefits after March 31, 2006 when the plans were frozen as to future benefit accruals. Consequently, the changes in pension value listed in this table for Mr. Thomas, relating to 2021, 2020, and 2019 are due to the changes in present value factors, which are required to be updated each year. The measurement periods for 2021, 2020, and 2019 are the 12-month periods ending December 31, 2021, 2020, and 2019, respectively. For additional information regarding these plans, please see the Executive Compensation Discussion & Analysis beginning on page 5 above and Post-Employment Compensation on page 21 below.
(7) All Other Compensation. The amounts in this column for 2021 include (a) Company matching contributions and the basic pension contribution under the 401(k) Plan, (b) supplemental Company matching contributions and the supplemental basic pension contribution under the Supplemental 401(k) Plan, and (c) amounts taxable to each of the named executives relating to group term life insurance under Internal Revenue Code Section 79:
(a) and (b) The 2021 amounts in this column include Company contributions made under the 401(k) Plan and the Supplemental 401(k) Plan, regardless of the vesting status of those contributions. Company contributions under the 401(k) Plan and the Supplemental 401(k) Plan vest 20% for each year of service, with full vesting after five years of service. For a description of the 401(k) Plan and the Supplemental 401(k) Plan, see the Executive Compensation Discussion & Analysis beginning on page 5 above.
Each executive received the following company matching contribution and the basic pension contribution under the 401(k) Plan as of December 31, 2021: Mr. Thomas $28,308, Mr. Schlater $11,457, and Mr. Duesenberg $29,487. As of December 31, 2021, Mr. Thomas, Mr. Schlater, and Mr. Duesenberg were each 100% vested in their respective 401(k) Plan accounts.

Each executive received the following company matching contribution and the supplemental basic pension contribution under the Supplemental 401(k) Plan as of December 31, 2021: Mr. Thomas $142,112, Mr. Schlater $29,162, and Mr. Duesenberg $39,165. As of December 31, 2021, Mr. Thomas and Mr. Duesenberg were each 100% vested in their respective Supplemental 401(k) Plan accounts, and Mr. Schlater 80%.
(b) The Company provides U.S. salaried and certain hourly employees with group term life insurance coverage. The Company provides one times base salary (or, if greater, $50,000) of coverage (up to a maximum of $1 million of coverage) at no charge to the employee, and the employee can elect to pay for more coverage. Internal Revenue Code Section 79 requires that a certain portion of employer-paid life insurance coverage be included in gross income for federal income tax purposes. The 2021 amounts in this column include the taxable amount of the group term life insurance coverage.
Grants of Plan-Based Awards
The following table sets forth information regarding 2021 awards under the AIP and under the LTIP, i.e., awards of performance share units, restricted share units and stock options to each of the executives named in the Summary Compensation Table:

Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock	All Other Options	Exercise or Base Price of Option Awards(6)	Grant Date Fair Value of Stock and Option Awards(7)
			Performance Share Units(3)	Restricted Share Units(4)	Stock Options(5)
	Date	$	Shares	Shares	Shares	Shares	Shares	$/Share	$
Peter T. Thomas
AIP Threshold		250,000
AIP Target		1,000,000
AIP Maximum		2,000,000
PS Threshold	2/17/21		26,925						406,568
PS Target	2/17/21		107,700						1,626,270
PS Maximum	2/17/21		215,400						3,252,540
Restricted Share Units	2/17/21			43,100					650,810
Stock Options	2/17/21				165,600			15.10	874,368
Benjamin Schlater
AIP Threshold		81,250
AIP Target		325,000
AIP Maximum		650,000
PS Threshold	2/17/21		5,925						89,468
PS Target	2/17/21		23,700						357,870
PS Maximum	2/17/21		47,400						715,740
Restricted Share Units	2/17/21			9,500					143,450
Stock Options	2/17/21				36,400			15.10	192,192
Mark H. Duesenberg
AIP Threshold		77,236
AIP Target		308,945
AIP Maximum		617,890
PS Threshold	2/17/21		4,500						67,950
PS Target	2/17/21		18,000						271,800
PS Maximum	2/17/21		36,000						543,600
Restricted Share Units	2/17/21			7,200					108,720
Stock Options	2/17/21				27,600			15.10	145,728

(1) This column contains the possible payouts under the AIP. See Executive Compensation Discussion & Analysis beginning on page 5 above for a discussion of the AIP. For the 2021 AIP, 90% is based on the achievement of financial metrics, while 10% is based on achievement of strategic personal performance goals. The AIP target percentages for 2021 are multiplied by the executive’s base annual salary rate and assume an achievement of 100% on financial metrics and strategic personal performance goals to arrive at the target amount in this table. The AIP target percentages for 2021 are 100% for Mr. Thomas, 65% for Mr. Schlater, and 65% for Mr. Duesenberg. The AIP threshold reflects 25% of the applicable target percentage and the AIP maximum reflects 200% of the applicable target percentage. The actual payout of the AIP for 2021 appears in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table on page 15 above. See the Executive Compensation Discussion & Analysis beginning on page 5 above for more information on the 2021 AIP.
(2) The equity plan-based awards granted to executive officers in 2021 were performance share units, restricted share units and stock options. See the Executive Compensation Discussion & Analysis beginning on page 5 above for a discussion of plan-based awards.
(3) The amounts reported in this column represent the number of performance share units granted in 2021 under the LTIP that would be earned assuming performance achievement at threshold (25%), target (100%) and maximum (200%). No exercise price or other consideration is paid by the executive officers with respect to performance share unit awards. The measurement period for performance share unit awards is the three-year period beginning January 1, 2021 and ending December 31, 2023. In the event of death, disability or retirement, the performance share units are prorated and settled at the end of the performance period. In the event of a change in control combined with certain termination of employment, the performance share units are governed by a change-of-control agreement with the executive officer, if applicable, or are governed by the LTIP, pursuant to which the Committee will determine the extent to which performance has been attained and cause such awards to be paid. See the Executive Compensation Discussion & Analysis beginning on page 5 above for a discussion of performance share units.
(4) The amounts reported in this column represent restricted share units awarded to each executive officer in 2021 under the LTIP. No exercise price or other consideration is paid by the executive officers with respect to restricted share unit awards. These restricted share units vest evenly at one-third per year on each annual anniversary of the grant date and fully vest at three years. In the case of death, disability or change in control combined with certain termination of employment, restricted share units become 100% vested and will be delivered to the executive officer or, in the case of death, the applicable beneficiary. In the case of retirement, the restricted shares are prorated and are released at the original vesting date. See the Executive Compensation Discussion & Analysis beginning on page 5 above for a discussion of restricted share units.
(5) The amounts in this column are the number of underlying stock options awarded to each executive officer in 2021 under the LTIP. The options have a maximum term of ten years, vest evenly at one-third per year on each annual anniversary of the grant date and fully vest at three years. In the case of death, retirement, disability or change in control combined with certain termination of employment, the options become 100% vested and exercisable for the remainder of their applicable term. See the Executive Compensation Discussion & Analysis beginning on page 5 above for a discussion of stock options.
(6) The amounts reported in this column is the per share exercise price of the stock options, which represents the closing price on the NYSE for the Company’s Common Stock on the date of grant.
(7) The amounts reported in this column were calculated as follows: (i) for performance share units granted on February 17, 2021, the grant date value of $16.00 per share was multiplied by the number of performance share units awarded; (ii) for restricted share units granted on February 17, 2021, the grant date value of $15.10 per share was multiplied by the number of restricted share units awarded; and (iii) for stock options granted on February 19, 2021, the grant date value of $5.94 per option was multiplied by the number of stock options. The performance share unit awards and the restricted share unit awards are valued at the closing market price of Ferro’s Common Stock on the date of the grant reduced by the discounted value of expected interest on the dividends associated with these shares. The fair value of each stock option on the grant date is determined using the Black-Scholes option pricing method, as further described on page 76 of the Original Form 10-K. See also footnotes 3 and 4 to the Summary Compensation Table on page 16 above.

Outstanding Equity Awards, Option Exercises and Vesting of Stock Awards
The following table sets forth information with respect to each of the executives named in the Summary Compensation Table regarding vested and unvested options and stock awards held as of December 31, 2021:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options That Are Exercisable	Number of Securities Underlying Unexercised Options That Are Not Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Shares	Shares	Shares	$	Date	Shares	$	Shares	$
Peter T. Thomas(2)
Stock Options	86,400	—		22.01	2/21/28
Stock Options	98,800	49,400		17.89	2/20/29
Stock Options	63,333	126,667		14.64	2/19/30
Stock Options	—	165,600		15.10	2/17/31
Restricted Share Units						38,600	842,638
Restricted Share Units						26,200	571,946
Restricted Share Units						49,880	1,088,880
Restricted Share Units						28,733	627,241
Restricted Share Units						15,200	331,816
Performance Share Units								96,600	2,108,778
Performance Share Units								107,700	2,351,091
Performance Share Units								114,000	2,488,620
Benjamin Schlater(3)
Stock Options	4,633	—		9.60	02/17/26
Stock Options	1,533	—		13.35	09/01/26
Stock Options	13,733	—		14.27	02/15/27
Stock Options	16,500	—		22.01	02/21/28
Stock Options	21,260	10,600		17.89	02/20/29
Stock Options	13,900	27,800		14.64	02/19/30
Stock Options	—	36,400		15.10	02/17/31
Restricted Share Units						5,000	109,150
Restricted Share Units						8,300	181,189
Restricted Share Units						10,958	239,213
Restricted Share Units						6,333	138,249
Restricted Share Units						3,333	72,759
Performance Share Units								20,700	451,881
Performance Share Units								23,700	517,371
Performance Share Units								25,000	545,750

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options That Are Exercisable	Number of Securities Underlying Unexercised Options That Are Not Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Shares	Shares	Shares	$	Date	Shares	$	Shares	$
Mark H. Duesenberg(4)
Stock Options	16,700	—		13.09	02/20/24
Stock Options	21,600	—		14.27	2/15/27
Stock Options	15,100	—		22.01	2/21/28
Stock Options	17,267	8,633		17.89	2/20/29
Stock Options	21,133	10,567		14.64	2/19/30
Stock Options	15,100	—		15.10	2/17/31
Restricted Share Units						4,600	100,418
Restricted Share Units						6,700	146,261
Restricted Share Units						8,313	181,473
Restricted Share Units						4,800	104,784
Restricted Share Units						2,533	55,295
Performance Share Units								16,900	368,927
Performance Share Units								19,000	414,770
Performance Share Units								18,000	392,940
(1) Shares listed in this column are restricted share awards made under LTIP (which vest three years after the grant date). The value of the actual payout will be the number of shares times the closing share price on the NYSE of Common Stock on the date prior to the payout date; however, the value set forth in the table is based on the closing share price on the NYSE of Common Stock as of December 31, 2021.
(2) Mr. Thomas’s unvested option awards reported in the table vest as follows: for grant date 2/19/20: 63,333 vest on each of 2/19/21 and 2/19/22, and 63,334 vest on 2/19/23; for grant date 2/17/21: 55,200 vest on each of 2/17/22, 2/17/23 and 2/17/24.
(3) Mr. Schlater’s unvested option awards reported in the table vest as follows: for grant date 2/19/20: 13,900 vest on each of 2/19/21, 2/19/22, and 2/19/23; for grant date 2/17/21: 12,133 shares vest on each of 2/17/22 and 2/17/23 and 12,134 vest on 2/17/24.
(4) Mr. Duesenberg’s unvested option awards reported in the table vest as follows: for grant date 2/19/20: 10,566 vest on each of 2/19/21 and 2/19/22, and 10,567 vest on 2/19/23; for grant date 2/17/21: 9,200 vest on each of 2/17/22, 2/17/23 and 2/17/24.

The following table sets forth for each of the executives named in the Summary Compensation Table the exercises of stock options and an estimate of the vesting of stock awards under the Company’s LTIP during the fiscal year ended December 31, 2021:

Option Exercises and Stock Vested
	Option Awards		Stock Awards(1)
Name	Common Stock Acquired on Exercise	Value Realized on Exercise	Common Stock Acquired on Vesting	Value Realized on Vesting
	Shares	$	Shares	$
Peter T. Thomas	762,700	8,242,760	100,508	1,509,363
Benjamin Schlater	—	—	9,026	143,019
Mark H. Duesenberg	177,000	2,052,066	17,491	262,658
(1) The number of shares listed in these columns is the total number of restricted share units that vested during 2021, as well as performance share units that vested in 2021 and were settled 50% in shares of Common Stock and 50% in cash in 2022.
Post-Employment Compensation
The following table sets forth the accumulated benefits under the DB Plan and the Supplemental DB Plan (collectively, the “DB Program”) for each of the executives named in the Summary Compensation Table:

Pension Benefits
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		Years	$	$
Peter T. Thomas(1)	DB Plan	7.0833	440,697	18,783
	Supplemental DB Plan	7.0833	119,694	—
Benjamin Schlater	—	—	—	—
Mark H. Duesenberg	—	—	—	—
(1) These amounts reflect Mr. Thomas’s accumulated present values of his benefit under the DB Plan and his benefit under the Supplemental DB Plan, each as of the applicable measurement date of December 31, 2021, used for financial reporting purposes for the 2021 fiscal year. Mr. Thomas is fully vested in his DB Program benefit because he has more than the required five years of service for vesting purposes. His credited service is limited to 7.0833 years due to the freeze of the DB Program on March 31, 2006 (including a freeze on credited service used to calculate the amount of his benefits under the DB Program). The “Present Value of Accumulated Benefit” was calculated based on certain assumptions made by the Company’s actuaries, including those regarding discount rate and mortality, which are consistent with DB Program disclosures. As a result of the differences in assumptions and methodology between the SEC’s rules for disclosure and the terms of the Supplemental DB Plan (which involve different calculation dates, interest rates and mortality assumptions), the present value of Mr. Thomas’s accumulated benefits in this table is not the same as the present value of his Supplemental DB Plan benefits that actually would have been paid to him under the terms of the Supplemental DB Plan using the measurement date of December 31, 2021. Mr. Thomas commenced in-service distributions in 2021 pursuant to the terms of the DB Plan. Mr. Thomas’s DB Plan benefit will not be payable to him in the form of a lump sum.

Under the DB Program, an eligible participant who retires at age 65 with at least 30 years of service will receive a monthly benefit equal to 50% of the monthly average of the participant’s highest five consecutive calendar years of compensation (which includes base salary and certain incentive payouts), reduced for 50% of the monthly primary social security benefits. Benefits are subject to reduction for service of less than 30 years and for commencement prior to age 65 (age 60 for certain eligible elected officers). Service in excess of 30 years is not taken into account for accrual of retirement benefits. DB Plan benefits are payable in a life annuity form with 120 monthly payments guaranteed (“Life Annuity”). The DB Plan also allows for participants who remain active employees beyond their normal retirement dates under the DB Plan to take in-service distributions of the monthly payments beginning at age 59½. Depending on the outcome of a participant’s benefit calculations, and consistent with the plan document and Internal Revenue Code Section 409A, Supplemental DB Plan benefits may be payable in a Life Annuity and/or those benefits may be commuted and paid in one or two lump sum payments. Furthermore, the benefits payable under the Supplemental DB Plan to an eligible participant are conditioned upon the execution of, and compliance with, a non-competition, non-solicitation, non-disparagement, and confidentiality agreement.
Of the executives listed in the Summary Compensation Table, only Mr. Thomas participated in these plans during 2021 because he was hired before July 1, 2003. Messrs. Schlater and Duesenberg were never eligible for participation in the DB Program. See the Change in Pension Value and Non-qualified Deferred Compensation Earnings column of the Summary Compensation Table on page 15 above for information regarding the change in value of Mr. Thomas’s benefits under the DB Program for 2021.
Non-Qualified Deferred Compensation
The following table sets forth information regarding non-qualified deferred compensation plans for 2021 with respect to each of the executives named in the Summary Compensation Table:

Non-Qualified Deferred Compensation
Name	Executive's Contributions	Company's Contributions(1)	Aggregate Earnings(2)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2021(3)
	$	$	$	$	$
Peter T. Thomas	—	201,863	1,131,822	—	3,560,022
Benjamin Schlater	—	53,540	78,172	—	271,070
Mark H. Duesenberg	—	58,577	296,005	—	934,730
(1) Amounts in this column are included as part of each executive’s 2021 compensation in the “All Other Compensation” column of the Summary Compensation Table on page 15 above.
(2) Aggregate Earnings in 2021 consist of deemed gains and/or losses.
(3) Amounts in this column relating to the Supplemental 401(k) Plan account include any vested and non-vested portions. Company contributions under the Supplemental 401(k) Plan vest 20% for each year of vesting service, with full vesting after five years of vesting service. As of December 31, 2021, Mr. Thomas, Mr. Schlater, and Mr. Duesenberg were each 100% vested in their respective Supplemental 401(k) Plan accounts.
The non-qualified deferred compensation plans in this table consist of the Deferred Compensation Plan and the Supplemental 401(k) Plan. There are no Company Contributions under the Deferred Compensation Plan and, among the executive officers listed in this table, none had an account balance as of December 31, 2021.
Under the Supplemental 401(k) Plan, participants may receive a supplemental matching contribution and/or a supplemental basic pension contribution. These are primarily contributions that would have been made to the account of a participant in the 401(k) Plan but for the application of Federal tax law limitations. In addition, any AIP payments are included in the calculation of supplemental basic pension contributions. There are no employee contributions under the Supplemental 401(k) Plan. Under the Supplemental 401(k) Plan, each executive officer listed in this table had an account balance as of December 31, 2021.

The Supplemental 401(k) Plan permits participants the option of a deemed investment in either Company Common Stock or the stable asset fund under the 401(k) Plan. During 2021, all of the Company’s contributions under the Supplemental 401(k) Plan were deemed invested in Company Common Stock for the NEOs, and earnings include any deemed dividends, gains and losses. No actual shares of Company Common Stock are held by the Supplemental 401(k) Plan.
Termination and Change in Control Payments
Executive Separation Policy
The Compensation Committee has approved a formal separation policy for certain senior executives, including the CEO. The policy outlines the expected separation payments to certain senior executives if their employment is terminated without “cause” or if an executive officer terminates his or her employment for “good reason.” Under the policy, eligible senior executives will receive the following benefits:
•A lump sum payment equal to 24 months of salary and target level bonus in the case of the CEO or 18 months of salary and target level bonus for certain other senior executives;
•A pro-rated bonus for the portion of the year of termination that the executive officer was employed based on actual performance against bonus plan targets;
•Continuation of health benefits for 24 months for the CEO or 18 months for certain other executive officers; and
•Outplacement services for 24 months in an amount not to exceed $25,000 in the aggregate for the CEO or 12 months in an amount not to exceed $10,000 in the aggregate for certain other executive officers.
Payments are designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Separation benefits under the policy are payable only if (i) the executive officer has executed an agreement for non-competition, non-solicitation, confidentiality, non-disparagement (and, if specified by the Company, arbitration) and a release of all claims (other than those that cannot be waived) that the executive may have against the Company, its officers, fiduciaries, Directors, agents, and employees and (ii) the executive agrees to provide reasonable assistance and cooperation with the Company concerning business or legal related matters about which the executive possesses relevant knowledge or information. The Compensation Committee may modify or terminate this policy from time to time; however, any modification or termination will not affect the rights of any executive whose termination or departure preceded such modification or termination.
Additional Termination Payments
While the Executive Separation Policy governs the separation pay and benefits that the Company will provide to executive officers if their employment with the Company terminates under certain circumstances, an executive officer may also receive payments under the AIP, the Supplemental 401(k) Plan, the DB Plan, the Supplemental DB Plan and the LTIP.
AIP. The AIP provides an executive with an opportunity to earn additional cash compensation based upon the achievement of pre-determined financial goals for the fiscal year. See the Annual Incentive Plan discussion of the Executive Compensation & Discussion Analysis beginning on page 5 above for a discussion of this plan. If an executive’s employment is terminated without “cause” or if an executive officer terminates his or her employment for “good reason,” then the policy will provide for any AIP-related payments. In other termination situations, payment of any AIP is governed by the AIP itself. Under the AIP, if the executive’s employment terminates as a result of retirement or death prior to the end of the year, the executive will receive a prorated AIP payout based on his or her annual rate of base salary at retirement or death, as applicable, and actual AIP results for that year (provided that the executive worked for a minimum of three months during the plan year) or, in other termination situations, the executive will not receive any AIP payment for the year in which his or her employment terminates.

Supplemental 401(k) Plan. The executives are eligible to participate in the Supplemental 401(k) Plan. See Non-Qualified Deferred Compensation on page 22 above for a discussion of this plan. If an executive’s employment terminates for any reason, he or she will receive the portion, if any, of his or her account that had vested prior to January 1, 2005 (plus earnings) soon after the end of the month in which the termination occurs, and any remaining vested portion of his or her account will be paid the first day of the seventh month following the termination of employment. Each executive’s account vests 20% per year, with full vesting upon the completion of five years of employment. Alternatively, the executive’s account fully vests upon attainment of age 65, disability, death or a change in control. If the executive dies on the date of termination or during the six months following termination, the payment will be made as of the date of death. The form of the payment, whether stock or cash, is dependent upon the executive’s election. If his or her employment with the Company terminated as of December 31, 2021, each executive would have been entitled to receive the following amount under the Supplemental 401(k) Plan: Mr. Thomas ($2,299,798), Mr. Duesenberg ($601,465), and Mr. Schlater ($158,842).
DB Plan and the Supplemental DB Plan. Mr. Thomas is the only executive named in the Summary Compensation Table who participates in the DB Plan and the Supplemental DB Plan because these plans are available only to executives who were hired prior to July 1, 2003 (when the DB Plan was frozen as to new hires). If Mr. Thomas’s employment terminates, under the Supplemental DB Plan, he would receive the portion, if any, of his benefit under the plans that had vested prior to January 1, 2005 (or he could begin the payment of that benefit in the form of an annuity) soon after the end of the month in which the termination occurs, and any remaining vested portion of his account will be paid in a lump sum the first day of the seventh month following the termination of his employment. If Mr. Thomas’s employment had terminated on December 31, 2021, then his estimated benefit under the Supplemental DB Plan would have been $131,000. In addition, if Mr. Thomas’s employment had terminated on December 31, 2021, he would receive a benefit under the DB Plan in the form of an annuity, with 120 monthly payments guaranteed, beginning as early as January 1, 2021, in the gross amount of $2,087.01 per month (which includes a reduction for early commencement). Benefit Accruals under both the DB Plan and the Supplemental DB Plan (including those of Mr. Thomas) were frozen on March 31, 2006. See Post-Employment Compensation on page 21 for a discussion of these plans.
LTIP. The executives are also eligible to participate in the LTIP. (See the discussion of Long-Term Incentives in the Executive Compensation Discussion & Analysis on page 6 above for a description of the LTIP.) The LTIP allows the Company to award different types of long-term incentives; however, the Compensation Committee has only awarded stock options, performance shares, performance share units, restricted shares, and restricted share units. For stock options, if an executive leaves the Company under the Executive Separation Policy or for any reason other than a change in control, death, disability or retirement, he or she has three months to exercise stock options that were vested as of the date of separation and any options that were not vested as of the date of separation from service are forfeited. If there is a change in control combined with certain termination of employment or the executive leaves the Company as a result of death, disability or retirement, all options previously awarded to such executive are fully vested and remain exercisable for the rest of the applicable option exercise period.
Performance share units were granted under the LTIP to certain executives in 2021, 2020, and 2019. If an executive leaves the Company under the Executive Separation Policy or for any reason other than a change in control, death, disability or retirement, then he or she is entitled to the value of the performance share units that have vested for completed performance periods, which will be provided to the executive in the form of a cash payment equal to 50% of the value of the performance share units and the other 50% will be in the form of Common Stock. Any performance share units for any performance period that has not been completed are forfeited. If the executive leaves as a result of death, disability or retirement, the executive will receive prorated vesting of performance share units, if earned, for performance periods that have not been completed as of the date of separation, which will be provided to the executive after the end of the performance period in the form of a cash payment equal to 50% of the value of the performance share units and the other 50% will be in the form of Common Stock. If there is a change in control, performance share units will vest as described in an executive’s change in control agreement.
Restricted share units were granted under the LTIP to certain executives in 2021, 2020, and 2019. The 2021 restricted share units vest evenly at one-third per year on each annual anniversary of the grant date, fully vest at three years, and are not subject to a holding period. The 2019 and 2018 restricted share units vest three years from the date of the grant and then are subject to a two-year holding period. If the executive leaves during the three-year vesting period other than due to death, disability, retirement or a change in control, then the restricted share units are forfeited. If the executive leaves during the three-year vesting period due to death, disability or a change in control, then the restricted share units will vest and the executive (or, in the case of death, the applicable recipient) will receive the restricted share units. If the executive leaves during the three-year vesting period due to retirement, the restricted shares are prorated and release at the original vesting date. See Executive Compensation Discussion & Analysis on page 5 for a discussion of restricted share units.

Except as expressly provided otherwise in an applicable award agreement or change in control agreement, awards granted under the LTIP since 2014 have a “double trigger” change in control provision, which means that the vesting of awards will not accelerate upon a change in control unless the acquiring company does not assume the awards or, if they are assumed, the acquiring company terminates the participant’s employment within the 24 month period following the consummation of the change in control other than for cause.
The table below shows the estimated value of the payments under the LTIP for each of the executives named in the Summary Compensation Table if they had left the Company on December 31, 2021:

Estimated Payments on Termination
Name	Resignation or Termination by the Company (Other Than by Reason of a Change in Control)(1)(2)	Retirement(3)	Death or Disability(4)
	$	$	$
Peter T. Thomas
Stock Options	—	2,219,860	2,219,860
Restricted Shares	—	—	—
Restricted Share Units	—	699,288	2,447,143
Performance Share Units	—	1,658,914	1,658,914
Benjamin Schlater
Stock Options	—	—	486,618
Restricted Shares	—	—	—
Restricted Share Units	—	—	534,115
Performance Share Units	—	—	363,797
Mark H. Duesenberg
Stock Options	—	371,708	371,708
Restricted Shares	—	—	—
Restricted Share Units	—	120,107	414,050
Performance Share Units	—	276,486	276,486
(1) Payments for stock options, restricted shares, restricted share units, and performance share units upon termination following a change in control are set forth in the Estimated Change in Control Payments table on page 27 below.
(2) Executives will not receive any payments for stock options in the event of the executive’s resignation or termination by the Company (other than by reason of a change in control) because the executives would not have received accelerated vesting of any stock options. Generally, restricted shares, restricted share units, and performance share units are forfeited upon the executive’s resignation or termination by the Company (other than by reason of retirement or a change in control).
(3) The stock option amounts in the retirement column show the value of additional stock options that would have vested for each executive if the executive’s employment had terminated due to retirement and is based on the difference between the closing price of the Company’s Common Stock on December 31, 2021, and the exercise price of in-the-money accelerated stock options. Restricted share unit and performance share unit grants made in 2019 and after have provisions for pro-rated vesting upon retirement. Mr. Thomas and Mr. Duesenberg are the only officers listed in the table who would have been eligible for accelerated vesting of equity awards, as they are the only officers who would have been eligible for retirement on December 31, 2021.
(4) The stock option amounts in the death or disability column show the value of additional stock options that would have vested for each executive if the executive’s employment had terminated due to disability or death and is based on the difference between the closing price of the Company’s Common Stock on December 31, 2021, and the exercise price of in-the-money accelerated stock options. The restricted share unit amounts in this column consist of the restricted share units that are not fully vested on December 31, 2021, which would have received accelerated full vesting upon death or disability on that date. The performance share unit amounts in these columns equal the estimated amounts for the prorated portion of the 2020-2022 and 2021-2023 performance periods valued using the closing share price of the Company’s Common Stock on December 31, 2021, and assuming that the target performance had been obtained.
Change in Control Payments
The Company currently has change in control agreements (the “Change in Control Agreements”) with each of Messrs. Thomas, Schlater, and Duesenberg. The purpose of these agreements is to reinforce and encourage each officer’s continued attention and dedication to his or her assigned duties without distraction in the face of solicitations by other employers and the potentially disruptive circumstances arising from the possibility of a change in control of the Company.
Pursuant to Mr. Thomas’ current change in control agreement, if a change in control of the Company occurs, (a) Mr. Thomas is entitled to a severance payment equal to three times his full year’s compensation (base salary plus bonus at the targeted amount) and continued participation in Ferro’s employee benefit programs for up to 36 months, (b) the agreement uses a definition of “Good Reason,” which does not include a voluntary resignation during the 90-day period commencing on the first anniversary of the change in control, and (c) the agreement does not provide for an excise tax “gross-up;” but instead, provides Mr. Thomas with benefits equal to the greater of (i) the payments under the agreement net of any excise taxes; or (ii) $1 less than the amount of payment that would trigger the application of excise taxes under Section 280G of the Code.
Under the form of Change in Control Agreement, if a change in control of the Company occurs, then the following will happen:
•If the executive’s employment is terminated for any reason other than by the Company for cause, by reason of the executive’s death or retirement or by the executive without good reason, the Company would be obligated to:
◦Pay the executive a lump sum severance payment equal to two times (three times with respect to Mr. Thomas) the executive’s full-year compensation (base salary plus bonus at the targeted amount) (the “Termination Payment”);
◦Provide the executive with continued participation in Ferro’s employee benefit programs for up to 24 months (36 months with respect to Mr. Thomas), except in the event of the executive’s death;
◦Pay the executive a lump sum amount in cash equal to the pro rata portion of the executive’s annual bonus for the calendar year in which the date of termination occurs (if that termination date occurs in a calendar year following the calendar year in which the change in control occurs);
◦Pay the executive a lump sum amount in cash equal to the sum of (i) the present value of the excess of the benefits that would have been paid or payable to the executive under any defined-benefit retirement plan in which the executive participates had he or she remained employed by Ferro for an additional 24 months (36 months with respect to Mr. Thomas) over the benefits that are payable at the time of termination plus (ii) the contributions that Ferro would have been required to make under any defined-contribution retirement plan over the 24 months (36 months with respect to Mr. Thomas) following termination;
◦Provide the services of an outplacement firm; and
◦Maintain the executive’s indemnification insurance for at least four years.
•If the executive’s employment is terminated by reason of death, the Company will be obligated to:
◦Pay the executive’s estate a lump sum severance payment equal to the Termination Payment; and
◦Pay the executive’s estate a lump sum amount in cash equal to the pro rata portion of the executive’s annual bonus for the calendar year in which the date of termination occurred.
In addition, within five days after the change in control occurs, the Company will be obligated to pay the executive (or, if applicable, the Executive’s estate) an amount in cash (or stock if necessary for tax reasons related to the change in control) for each grant of performance shares previously awarded to the executive for any performance period that had not expired before the change in control (even if the performance period has not been completed as of the date of the change in control and regardless of whether or not the executive’s employment was terminated).
Finally, with respect only to Mr. Duesenberg, if any of the foregoing payments are subject to an excise tax, the Company will provide a payment to cover such tax, and with respect to all NEOs, the Company will pay the fees for tax advice for such NEOs in connection with determinations and calculations related to excise tax.

These agreements limit the executives’ right to compete against Ferro after the termination of employment for a period of 24 months after the date of termination in normal circumstances and 36 months following the date of termination if all of the following conditions are met:
•The Company has not terminated the executive’s employment because of disability;
•The Company provides written notice to the executive not later than two months after the date of termination that the Company elects to impose the additional 12-month period; and
•The Company pays the executive an aggregate amount equal to the executive’s base salary for the calendar year of the date of termination.
Each Change in Control Agreement also includes a non-disparagement provision that is perpetual.
The table below describes the estimated value of the payments each of the executives named in the Summary Compensation Table would have received if there had been a change in control and the executive’s employment had been terminated as of December 31, 2021 (other than by the Company for cause, by reason of the executive’s death or retirement or by the executive without good reason):

Estimated Change in Control Payments
	Payout Under the Long-Term Incentive Plan plus Vesting Stock Options(1)	Severance(2)	Health & Welfare Benefits(3)	Annual Incentive Plan for 2019 (at target)	Retirement Benefits(4)	Out-placement Assistance	D & O Coverage Premiums(5)	Tax Advice	Total CIC Value	Excess Parachute Payment and Tax Gross Up	Total
	$	$	$	$	$	$	$	$	$	$	$
Peter T. Thomas	$9,022,252	$6,000,000	$240,089	$1,000,000	$762,864	$50,000	$254,939	$5,000	$17,335,144	$—	$17,335,144
Benjamin Schlater	$1,977,785	$1,650,000	$63,689	$325,000	$172,932	$50,000	$254,939	$5,000	$4,499,345	$—	$4,499,345
Mark H. Duesenberg	$1,512,098	$1,568,490	$77,793	$308,945	$192,480	$50,000	$254,939	$5,000	$3,969,745	$—	$3,969,745
(1) This column includes the aggregate amounts related to stock options, restricted shares, restricted share units, and performance share units. The stock option and restricted share amounts in this column show the value of additional stock options, restricted share, restricted share units, and performance share units that would have vested for each executive if the executive’s employment had terminated due to a change in control and is based on the difference between the closing share price on the NYSE of Common Stock on December 31, 2021 and the exercise price of the in-the-money accelerated stock options.
(2) The severance payment includes a lump sum payment equal to two times (three times with respect to Mr. Thomas) each executive’s full-year compensation (base salary plus bonus at the target amount).
(3) The health and welfare benefits amounts equal the estimated value of health and welfare benefit coverage under the applicable Change in Control Agreement.
(4) The amounts in this column include payments pursuant to the applicable Change in Control Agreement relating to the 401(k) Plan and the Supplemental 401(k) Plan. The amount for Mr. Thomas also includes payments pursuant to his Change in Control Agreement relating to the DB Plan and the Supplemental DB Plan.
(5) The amounts in this column are based on total estimated future premiums allocated among all covered insureds.

Director Compensation
The Compensation Committee periodically reviews the amount and form of payment of Director compensation. A significantly larger portion of director compensation is delivered in the form of equity awards than in cash, and Directors must hold such awards until they cease to serve as a director. All of the directors hold equity with a value greater than the annual retainer and most hold equity with a value several times the annual retainer (the average is more than 10 times). In 2021, Directors were paid a quarterly retainer of $17,500 ($70,000 per annum) and were awarded 7,000 deferred stock units. The non-employee Directors do not receive a fee for attending meetings unless the total number of meetings a non-employee Director attends in a given year exceeds 24, and in 2021 the non-employee Directors were paid $1,500 for each meeting they attended in excess of 24. The Chairs of the Audit, Compensation, and Governance & Nomination Committees were also each paid an additional quarterly fee of $5,000 ($20,000 per annum). The Lead Director was paid an additional quarterly fee of $6,250 ($25,000 per annum). Directors’ fees and other compensation earned for 2021 are set forth below:

Director Compensation
	Fees			Deferred Stock Units(3)
Name	Paid In Cash(1)	Deferred(2)	Total Fees	Number of Shares of Common Stock(3)	Value(4)	Total Compensation
	$	$	$	Shares	$	$
David A. Lorber	124,000	—	124,000	7,000	118,650	242,650
Marran H. Ogilvie	65,000	—	65,000	7,000	118,650	183,650
Andrew M. Ross	66,500	—	66,500	7,000	118,650	185,150
Allen A. Spizzo	91,000	—	91,000	7,000	118,650	209,650
Peter T. Thomas(5)	—	—	—	—	—	—
Ronald P. Vargo	91,000	—	91,000	7,000	118,650	209,650
(1) Cash retainers are paid in quarterly installments.
(2) Fees have been deferred pursuant to the deferred compensation program for Directors described below.
(3) The deferred stock units will be paid out in an equal number of shares of the Company. As of December 31, 2021, each of Messrs. Lorber and Vargo held 57,500 deferred stock units; each of Messrs. Ross and Spizzo held 38,300 deferred stock units, and Ms. Ogilvie held 30,800 deferred stock units.
(4) The amounts in this column reflect full fair value of the award on the date of the grants, April 29, 2021, and are computed in accordance with FASB ASC Topic 718.
(5) Mr. Thomas is not paid any additional fees for his services as a Director because he is an employee of the Company.
Directors may defer their fees and Common Stock issuable upon settlement of the deferred stock units into the Ferro Director Deferred Compensation Plan. Amounts so deferred are invested in shares of Common Stock, and dividends, if any, on those shares are reinvested in additional shares of Common Stock. Ferro distributes the shares of Common Stock credited to a Director’s deferred account after he or she ceases to be a Director.
Deferred stock units awarded annually to the Directors vest immediately at the time of the award; however, the deferred stock units are held for the account of each Director and are not converted into shares of Ferro Common Stock until such Director ceases to serve as a Director of the Company. The Company believes the requirement to hold the deferred stock units until cessation of service further aligns the interests of the Directors and shareholders. Upon cessation of the Director’s service as a Director, one share of Common Stock will be delivered for each deferred stock unit held. During the period between the vesting of the deferred stock unit and the delivery of the shares of Common Stock, the Director will not be entitled to exercise any voting rights with respect to the shares of Common Stock that correspond to the deferred stock units, but the Director will be entitled to receive a cash payment equivalent to any cash distributions or dividends paid on Common Stock with respect to the deferred stock units during such period.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership by Directors and Executive Officers
Ferro encourages share ownership by its Directors and executive officers and has ownership guidelines as described in the Executive Compensation Discussion & Analysis. The information below shows beneficial ownership of Common Stock by (i) each current Director, (ii) each executive officer named in the Summary Compensation Table on page 15 below, and (iii) all current Directors and current executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares of Common Stock. The information set forth below is as of March 1, 2022.

	Shares of Common Stock Owned Directly or Indirectly(1)	Shares of Common Stock Underlying Options or Deferred Stock Units Exercisable Within 60 Days of Record Date(2)	Total Shares of Common Stock	Percentage of Outstanding Common Stock
Directors
David A. Lorber	41,028	57,500	98,528	*
Marran H. Ogilvie	2,000	30,800	32,800	*
Andrew M. Ross	9,000	38,300	47,300	*
Allen A. Spizzo	5,000	38,300	43,300	*
Peter T. Thomas(3)	1,651,144	416,467	2,067,611	2.26%
Ronald P. Vargo	48,772	57,500	106,272	*
Officers Named in Summary Compensation Table
Benjamin Schlater(3)	51,338	108,132	159,470	*
Mark H. Duesenberg(3)	386,292	109,633	495,925	*
8 Directors and Executive Officers as a Group(4)	2,194,574	856,632	3,051,206	3.61%
* Less than 1 percent.
(1) Amounts reported include shares held on behalf of a Director under the Ferro Director Deferred Compensation Plan because the Director has the ability to direct the voting of shares held in such plan.
(2) Amounts reported include 57,500 in the case of Messrs. Lorber and Vargo, 30,800 in the case of Ms. Ogilvie, and 38,300 in the case of Messrs. Ross and Spizzo, deferred stock units that would be converted into shares of Common Stock if the Director ceased to serve as a Director; however, the deferred stock units have no current voting rights.
(3) Shares of Common Stock reported above do not include (i) 26,946; 33,924; and 158,613 restricted share units awarded to Messrs. Duesenberg, Schlater, and Thomas, respectively, (ii) 37,000; 48,700; and 221,700 performance share units awarded to Messrs. Duesenberg, Schlater, and Thomas, respectively, or (iii) 218,445 “phantom” shares held for the accounts of Messrs. Duesenberg, Schlater, and Thomas in the Supplemental 401(k) Plan.
(4) Shares reported above do not include 250,867 restricted share units awarded to the executive officers, 441,600 performance share units awarded to the executive officers or 209,166 “phantom” shares held for the accounts of the executive officers in the Supplemental 401(k) Plan.

Stock Ownership by Other Major Shareholders
The following table sets forth information about each person known by us to be the beneficial owner of more than 5% of Ferro’s outstanding Common Stock.

Name of Beneficial Owner	Nature and Amount of Beneficial Ownership (Shares of Common Stock)	Percentage of Outstanding Common Stock
BlackRock, Inc.(1)	12,466,025	14.88%
The Vanguard Group(2)	9,010,244	10.76%
Mario J. Gabelli and related entities(3)	6,657,000	7.95%
(1) We obtained the information regarding share ownership from the Schedule 13G/A filed with the SEC on March 11, 2022, by BlackRock, Inc., which reported sole voting power as to 12,370,414 shares of Common Stock and sole dispositive power as to 12,466,025 shares of Common Stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2) We obtained the information regarding share ownership from the Schedule 13G/A filed with the SEC February 10, 2022, by The Vanguard Group, which reported sole voting power as to 8,812,197 shares of Common Stock, shared voting power as to 141,017 shares of Common Stock, sole dispositive power as to 9,010,244 shares of Common Stock and shared dispositive power as to 198,047 shares of Common Stock. The address for The Vanguard Group is 100 Vanguard Blvd. Malvern, PA 19355.
(3) We obtained the information regarding the share ownership of Mario J. Gabelli and related entities from the Schedule 13D/A filed with the SEC March 14, 2022, by Gabelli Funds, LLC, Teton Advisors, Inc., GAMCO Asset Management Inc., MJG Associates, Inc., Gabelli & Company Investment Advisers, Inc., Gabelli Foundation, Inc., Mario J. Gabelli, GGCP, Inc., GAMCO Investors, Inc. and Associated Capital Group, Inc., which reported sole voting power and sole dispositive power with respect to the shares of Common Stock beneficially owned. The address of each entity listed in this footnote is One Corporate Center, Rye, New York 10580.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policies & Procedures for Related Party Transactions
Our Governance & Nomination Committee is responsible for reviewing and approving transactions with related persons. Our Governance & Nomination Committee charter provides that our Governance & Nomination Committee shall review any related person transactions. Pursuant to its charter, the Governance & Nomination Committee will review the transaction and determine if the related party transaction is in the best interests of the Company. If the Committee determines that a related party transaction is not in the best interests of the Company, the Committee will disapprove the transaction. The company is not aware of any related person transactions required to be reported under applicable SEC rules since the beginning of the last fiscal year where our policies and procedures did not require review, or where such policies and procedures were not followed.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Committee Appointment of Independent Registered Public Accounting Firm and Pre-Approval of Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Cleveland, Ohio, Auditor Firm ID: 34.
The Audit Committee has sole responsibility, in consultation with management, for approving the terms and fees for the engagement of the independent registered public accounting firm for audits of the Company’s financial statements and internal control over financial reporting. In addition, the Audit Committee has sole responsibility for determining whether and under what circumstances the Company’s independent registered public accounting firm may be engaged to perform audit-related and non-audit services and must pre-approve any audit-related and non-audit services performed by the independent registered public accounting firm consistent with applicable regulations. Under no circumstance is the Company’s independent registered public accounting firm permitted to perform services of the nature described in Section 201 of the Sarbanes-Oxley Act.
For the years ended December 31, 2021 and 2020, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates billed or will bill the Company fees as follows:

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Services
2021	$4,969,000	$95,000	$73,000	$8,000
2020	$5,486,000	$77,000	$945,000	$8,000
Fees noted in “Audit Fees” in 2021 and 2020 represent fees for the audits of the annual consolidated financial statements and internal control over financial reporting as of and for the years ending December 31, 2021 and 2020; statutory audits of certain local subsidiary financial statements as of and for the years ended December 31, 2021 and 2020; and reviews of the interim financial statements included in quarterly reports.
Fees noted in “Audit-Related Fees” in 2021 and 2020 include audit compliance services performed by local statutory auditors.
Fees noted in “Tax Fees” in 2021 represent tax compliance services, primarily related to international transfer pricing and tax audit consulting services, of $43,000 and tax planning services, primarily related to the divestiture of the Tile Coatings business, of $30,000. Tax planning fees were significantly less in 2021 upon completion of the sale of the Tile Coatings business.
Fees noted in “All Other Services” in 2021 and 2020 represent fees for access to accounting research databases.
The Audit Committee has approved all audit-related and non-audit services described above and has concluded that the provision of these audit-related and non-audit services is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following Financial Statements and Financial Statement Schedule are included in Item 8 of our Original Form 10-K:
a.The consolidated financial statements of Ferro Corporation and subsidiaries:
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
b.Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019, contained on page 94 of our Original Form 10-K. All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the U.S. Securities and Exchange Commission, or the required information is included in the consolidated financial statements.
c.The exhibits listed in the Exhibit Index beginning on page 33 of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRO CORPORATION

	By	/s/ Peter T. Thomas
Peter T. Thomas
Chairman, President and Chief Executive Officer
Date: April 20, 2022		(Principal Executive Officer)

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

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2021)
23.1	Consent of Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23.1 to Ferro Corporation's Annual Report on Form 10-K for the year ended December 31, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
101	Inline XBRL Documents:
101.SCH	Inline XBRL Schema Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The coverage page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.
________________
*Indicates management contract or compensatory plan, contract or arrangement in which one or more Directors and/or executives of Ferro Corporation may be participants.